Form 10-Q
period 1996-03-31
LASER PHOTONICS INC
filed 1996-07-26
CIK 711665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10 - Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to

                        Commission File Number 0-11365

                             LASER PHOTONICS, INC.
            (exact name of registrant as specified in it's charter)

            Delaware                                    59-2058100
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

12351 Research Parkway, Orlando, Florida                32826
- ----------------------------------------                -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (407) 281-4103

N/A

(Former name, former address and former fiscal year, if changed since last report)

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes   X    No
                                     -----

As of March 31, 1996, 5,434,342 shares of Common Stock, par value $.01 per share, were outstanding.
                            NO EXHIBITS BEING FILED

                                     INDEX
                                                                        Page
                                                                      Number

PART I            FINANCIAL INFORMATION:


        Item 1.   Financial Statements

                  Condensed Balance Sheets                               3-4
                  as of March 31, 1996 (Unaudited) and December
                  31, 1995

                  Statements of Operations for the                         5
                  Three Months ended March 31, 1996 (Unaudited)

                  Statements of Cash Flows for the                         6
                  Three Months ended March 31, 1996 (Unaudited)

                  Notes to Financial Statements (Unaudited)              7-8

         Item 2.  Management's Discussion and Analysis                  9-10
                  of Financial Condition and Results of Operations


PART II  OTHER INFORMATION

         Item 6.  Exhibits and Reports of Form 8-K                        11


SIGNATURES                                                                12

LASER PHOTONICS, INC.
BALANCE SHEETS

                                        March 31,       December 31,
                                             1996               1995
                                      -----------       ------------
ASSETS                                (UNAUDITED)

CURRENT ASSETS

Cash and cash Equivalent                  $21,418            $61,087
Accounts Receivable - Net                $189,528           $256,370
Inventory                                $981,311           $855,866
Prepaid expenses                          $62,354            $24,201
                                      -----------        -----------
  TOTAL CURRENT ASSETS                 $1,254,611         $1,197,524

PROPERTY, PLANT & EQUIPMENT              $710,014           $700,014

  Less accumulated depreciation
    and amortization                    ($266,705)         ($162,892)

                                      -----------        -----------
  NET FIXED                              $443,309           $537,122

OTHER ASSETS

  Other                                  $108,617           $111,621
  Goodwill                             $3,713,081         $3,949,841
                                      -----------        -----------
  TOTAL ASSETS                         $5,519,618         $5,796,108
                                      ===========        ===========

LASER PHOTONICS, INC.
BALANCE SHEETS

                                                      March 31,   December 31,
                                                           1996           1995
                                                    -----------   ------------
LIABILITIES  & SHAREHOLDERS' EQUITY                 (UNAUDITED)

CURRENT LIABILITIES

  Accounts payable                                     $600,423       $507,331
  Accrued warranty                                      $73,388        $93,759
  Accrued compensation and payroll withholdings        $517,122       $395,876
  Accrued expenses                                     $662,087       $626,351
  Current portion of long-term debt                    $239,622       $609,932

                                                    -----------    -----------
TOTAL CURRENT LIABILITIES                            $2,092,642     $2,233,249


INTERCOMPANY LIABILITY                               $2,330,461     $1,935,611


LONG TERM DEBT                                         $895,360       $941,395


SHAREHOLDERS' EQUITY (DEFICIT)
Common stock $.01 par value, 10,000,000 shares
  authorized: 10,000,000 shares issued and
  outstanding at March 31, 1996; 5,434,342 shares
  issued and outstanding in 1995 was 5,000,000          $54,343        $50,000
Additional paid - in- capital                        $3,176,726     $2,760,028
Deficit                                             ($3,029,914)   ($2,124,175)
                                                    -----------    -----------
                                                       $329,797       $685,853


                                                    -----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $5,519,618     $5,796,108
                                                    ===========    ===========

LASER PHOTONICS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                               Three months ended
                                                  March 31,1996

Sales                                                  $607,380

Cost of Sales                                          $429,572
                                                   ------------
  GROSS PROFIT                                         $177,808

Selling, general & administrative                      $705,751
Research & development                                  $66,586
                                                   ------------
  INCOME FROM OPERATIONS                              ($594,529)

Interest expense - net                                  $15,506
Amortization                                           $236,760
Other                                                   $58,942
                                                   ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           ($905,737)
                                                   ============

EXTRAORDINARY ITEM                                           $0
                                                   ------------
  NET INCOME (LOSS)                                   ($905,737)
                                                   ============

Primary earnings per common share:
  Income (loss) before extraordinary item                ($0.16)
  Extraordinary item                                      $0.00
                                                   ------------
    Net Income (Loss)                                    ($0.16)
                                                   ============

    Average Number of Shares                          5,434,342


Fully dilutive earnings per common share:
  Income (loss) before extraordinary item                ($0.16)
  Extraordinary item                                      $0.00
                                                   ------------
    Net Income (Loss)                                    ($0.16)
                                                   ============
    Average Number of Shares                          5,434,342

LASER PHOTONICS, INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)

                                          Three months ended
                                             March 31,1996

OPERATING ACTIVITIES
   Net income (loss)                            ($905,737)
     Depreciation                                $106,817
     Amortization                                $236,760
                                                ---------
   Cash Flow -
     Operations                                 ($562,160)

     Changes in current assets                   ($96,756)

     Changes in current liabilities             ($140,607)

     Changes in long-term liabilities            ($46,035)
                                                ---------
   Net from operating activities                ($845,558)

   Capital Expenditures                          ($10,000)

   Intercompany-Net                              $395,850

   Equity                                        $421,039
                                                ---------
   Increase (Decrease) in cash                   ($39,669)
                                                =========

   Cash at beginning                              $61,087

   Cash at end of quarter                         $21,418
                                                ---------
   Cash Increase (Decrease)                      ($39,669)
                                                =========

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             LASER PHOTONICS, INC.
                                March 31, 1996


         1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheets as of March 31, 1996 and December 31, 1995, and the related statements of operations and cash flow for the three months in the period ended March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, the condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. at March 31, 1996 and the results of operations and cash flow for the three months ended March 31, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K/A-1 for the year ended December 31, 1995. Subsequent events occurring after that date have been considered and disclosed where necessary in the revised Form 10K and/or the revised 10-Q filing as appropriate.


        2. INVENTORIES

Inventories consist of the following:

                               March 31,                December 31,
                                 1996                       1995
                               --------                   --------

     Raw Materials             $430,734                   $477,456
     Work in Process           $384,777                   $310,623
     Finished Goods            $165,800                   $ 67,785
                               --------                   --------
                               $981,311                   $855,864
                               ========                   ========

         3. PER SHARE AMOUNTS

Earnings per common share for 1996 are based on the weighted average number of shares of Common Stock outstanding of 5,286,379.



Earnings per common share for 1995 are based on the weighted average number of shares of Common Stock outstanding 5,510,465. During 1995 (5/23) shares were reduced from 6,312,112 to 5,000,000.

         4. INCOME TAXES

During the first quarter of 1996, the Company adopted FASB No. 109, "Accounting for Income Taxes," where deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. The impact of adopting this Statement will not be significant to the Company. The Company has elected to reserve the benefits of net operating loss carry-forwards. These benefits will be recognized when the Company returns to profitable operations.

    Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations


During the three month period ended March 31,1996, there was a consolidated loss of $905,737. Laser Photonics subsidiary, Acculase, was responsible for $636,204 of this amount. Since Acculase was not acquired until May 23,1995, there is not any comparable data for this period. Therefore, the following comments pertain to Laser Photonics exclusive of Acculase.

For the three months ended March 31, 1996, Laser Photonics incurred a net loss of $269,533 versus a net loss of $473,654 for the same period in 1995. Net income for the three month period in 1996 compared to the same period in 1995 improved by $204,121, as the result of increased profit margins as well as reduced selling, general and administrative expenses and research and development charges. In addition, the current quarter includes amortization of goodwill of $106,839 which was not in the first quarter of 1995.

Sales for the three months ended March 31, 1996, decreased by approximately $274,000 as compared to the same period in 1995 due primarily to the Company's financial position not being sufficient enough to fund the inventory needs of the Company, resulting in the deferral of shipments to future quarters. Backlog was 510,000 as of 3/31/96.

Gross profit increased to 29%, during the three months ended March 31, 1996 as compared to 23% for the comparable period in 1995. This increase is due principally to a change in the Company's customer mix, product selection, & efficiencies.

Selling, general and administrative expenses decreased by approximately $236,000 for the three months ended March 31, 1996 as compared to the comparable period in 1995. This decrease is due to labor reductions & expense controls.


Research and development expenses decreased by approximately $28,000 during the first three months of 1996 when compared to the same period in 1995, also as a result of labor reductions.


Liquidity and Capital Resources

At March 31, 1996 the Company had cash and cash equivalents of approximately $21,000 representing a decrease of $40,000 from December 31, 1995. This decrease is the result of the continued paydown of debt, and cash used in excess of cash provided by operating activities.

The Company failed to make timely payment of certain federal and state payroll and withholding taxes during the period ended March 31, 1996. The Company has entered into an agreement with the Internal Revenue Service which requires certain scheduled payments to be made of the arrears of the federal amounts and timely payment of current federal amounts.

Subsequent to 3/31/96, the company has paid all post-reorganization taxes through the end of the quarter ended 3/31/96.

The Company continues to suffer from deficiencies in available capital resources. This is expected to be resolved due to:
                1) Factoring agreement of $400,000, (completed)
                2) Warrants exercised of $703,500
                3) Subsequent sales increased due to cash in 1 & 2 (above)

The Company will continue to have difficulty funding these current debt amounts from its current cash flow. The Company's ability to finance its activities is dependent on the Company increasing its production levels and/or obtaining capital or a borrowing facility from external sources as listed above.

Funding for Acculase is the responsibility of the parent company, Helionetics, Inc., through May, 1997.

                          PART II. OTHER INFORMATION

Item 1        Legal Proceedings: See December 31, 1995  10K

Item 2        Changes in Securities                                     None

Item 3        Defaults Upon Senior Securities                           None

Item 4        Submission of Matters to Vote of
              Security Holders                                          None

Item 5        Other Information                                         None

Item 6        Exhibits and Reports on Form 8K

              a)  Exhibits - None
              b)  Reports on Form 8K - None

Signatures to Form 10-Q/B

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LASER PHOTONICS, INC.
                                        (Registrant)



Date: July 24, 1996                     By: /s/ Steven Qualls
                                            ------------------
                                        Steven Qualls
                                        CEO
                                        Principal Executive Officer



Date: July 24, 1996                     By: /s/ Robert Gibson
                                            -----------------
                                        Robert Gibson
                                        Controller