Form 10-Q/A
period 1996-06-30
LASER PHOTONICS INC
filed 1996-08-22
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              FORM 10 - Q / A - 1


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to

                         Commission File Number 0-11365

                             LASER PHOTONICS, INC.
            (exact name of registrant as specified in it's charter)

           Delaware                                            59-2058100
           --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

12351 Research Parkway, Orlando, Florida                          32826
- ----------------------------------------                         -------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (407) 281-4103
                                                   --------------
                                      N/A
                                      ---
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes       No  X
                                   -----    -----

As of June 30, 1996, 5,538,583 shares of Common Stock, par value $.01 per share, were outstanding.

                                     INDEX
                                                                           Page
                                                                         Number
                                                                         ------
PART I            FINANCIAL INFORMATION

         Item 1   Financial Statements:
                  Condensed Balance Sheets                                  3-4
                  as of June 30, 1996 (Unaudited) and December 31, 1995

                  Statements of Operations for the                            5
                  Six Months ended June 30, 1996 (Unaudited)

                  Statements of Cash Flow for the                             6
                  Six Months ended June 30, 1996 (Unaudited)

                  Notes to Condensed Financial Statements                   7-8

         Item 2.  Management's Discussion and Analysis                     9-10
                  of Financial Condition and Results of Operations


PART II           OTHER INFORMATION

                  Exhibits and Reports of Form 8-K                           11


SIGNATURES                                                                   12

                          PART I FINANCIAL INFORMATION

                          Item I Financial Statements


LASER PHOTONICS, INC.
CONDENSED
BALANCE SHEETS


                                                   June 30,     December 31,
                                                       1996             1995
                                               -----------------------------
ASSETS                                          (UNAUDITED)

CURRENT ASSETS

Cash and cash Equivalent                            $85,999          $61,087
Accounts Receivable - net                           $53,644         $256,370
Inventory                                          $944,667         $855,866
Prepaid expenses                                    $28,308          $24,201
                                               -----------------------------
         TOTAL CURRENT ASSETS                    $1,112,618       $1,197,524

PROPERTY, PLANT & EQUIPMENT                        $781,352         $775,627

         Less accumulated depreciation            ($290,375)       ($162,892)
                                               -----------------------------
         NET FIXED                                 $490,977         $612,735

OTHER ASSETS

         Other                                      $36,008          $36,008
         Goodwill                                $3,476,292       $3,949,841
                                               -----------------------------
         TOTAL ASSETS                            $5,115,895       $5,796,108
                                               =============================

LASER PHOTONICS, INC.
CONDENSED
BALANCE SHEETS

                                                                 June 30,      December 31,
                                                             ------------------------------
                                                                     1996              1995
                                                             ------------------------------
                                                              (UNAUDITED)
LIABILITIES  & SHAREHOLDERS EQUITY

CURRENT LIABILITIES

         Accounts payable                                        $660,073          $507,331
         Accrued warranty                                         $56,307           $93,759
         Accrued compensation and payroll withholdings           $369,961          $395,876
         Accrued expenses                                        $759,785          $626,351
         Current portion of long-term debt
         and capital lease obligation                            $139,622          $609,932
                                                             ------------------------------
TOTAL CURRENT LIABILITIES                                      $1,985,748        $2,233,249


INTERCOMPANY LIABILITY                                         $2,447,546        $1,935,611




LONG TERM DEBT                                                   $883,644          $941,395


SHAREHOLDERS EQUITY (DEFICIT)
Common stock $.01 par value, 10,000,000 shares
         authorized: 5,538,583 shares issued
         and outstanding at June 30, 1996.
         5,000,000 shares outstanding in 1995.                    $55,386           $50,000
Additional paid-in-capital                                  $3,279,924        $2,760,028
Deficit                                                       ($3,536,353)      ($2,124,175)
                                                             ------------------------------
                                                                 $201,043          $685,853


                                                             ------------------------------
TOTAL LIABILITIES & SHAREHOLDERS EQUITY                        $5,115,895        $5,796,108
                                                             ==============================

LASER PHOTONICS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             Six months ended         Three months ended
                                                 June 30,1996               June 30,1996

Sales                                              $1,382,314                   $774,934

Cost of Sales                                      $1,014,858                   $585,286
                                             -------------------------------------------
         GROSS PROFIT                                $367,456                   $189,648

Selling, general & administrative                  $1,073,927                   $368,176
Research & development                               $148,349                    $81,763
                                             -------------------------------------------
         INCOME FROM OPERATIONS                     ($854,820)                 ($260,291)

Interest expense - net                                $63,921                    $48,415
Amortization                                         $473,548                   $236,788
Other                                                 $20,241                   ($38,701)
                                             -------------------------------------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM       ($1,412,530)                 ($506,793)

EXTRAORDINARY ITEM                                         $0                      $0.00

                                             -------------------------------------------
         NET INCOME (LOSS)                        ($1,412,530)                 ($506,793)
                                             ===========================================

Primary earnings per common share:
     Income (loss) before extraordinary item           ($0.26)                    ($0.09)
     Extraordinary item                                 $0.00                      $0.00

                                             -------------------------------------------
         Net Income (Loss)                             ($0.26)                    ($0.09)
                                             ===========================================

         Average Number of Shares                   5,341,682                  5,538,583


Fully dilutive earnings per common share:
     Income (loss) before extraordinary item           ($0.26)                    ($0.09)
     Extraordinary item                                 $0.00                      $0.00

                                             -------------------------------------------
         Net Income (Loss)                             ($0.26)                    ($0.09)
                                             ===========================================

         Average Number of Shares                   5,341,682                  5,538,583

LASER PHOTONICS, INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)

                                                              Six months ended
                                                                 June 30, 1996
OPERATING ACTIVITIES
        Net income (loss)                                         ($1,412,530)
             Depreciation                                            $127,483
             Amortization                                            $473,549
                                                              ---------------
        Cash Flow - Operations                                      ($811,498)

             Changes in current assets                               $110,170

             Changes in current liabilities                         ($247,501)

             Changes in long-term liabilities                        ($57,751)
                                                              ---------------
        Net from operating activities                             ($1,006,580)

        Capital Expenditures                                          ($5,725)

        Intercompany - net                                          ($511,935)

        Equity                                                       $525,282
                                                              ---------------
        Increase (Decrease) in cash                                 ($998,958)
                                                              ===============


        Cash at beginning                                             $61,087

        Cash at end of quarter                                        $85,999
                                                              ---------------
        Cash Increase (Decrease)                                      $24,912
                                                              ===============

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             LASER PHOTONICS, INC.
                                 June 30, 1996

1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheets as of June 30, 1996 and December 31, 1995, and the related statements of operations and cash flow for the six months ended June 30, 1996 have been prepared by the Company, without audit. In the opinion of management, the condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. at June 30, 1996 and the results of operations and cash flow for the six months ended June 30, 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's report on Form 10-K/A-1 for the year ended December 31, 1995. Subsequent events occurring after that date have been considered and disclosed where necessary in the revised Form 10-K and/or the revised 10-Q filing as appropriate.



2. INVENTORIES

Inventories consist of the following:

                                    June 30,             December 31,
                                      1996                   1995
                                    ---------------------------------

          Raw Materials             $412,684               $477,456
          Work in Process           $334,349               $310,623
          Finished Goods            $197,634               $ 67,785
                                    --------               --------
                                    $944,667               $855,864
                                    ========               ========

3. PER SHARE AMOUNTS

Earnings per common share for 1996 are based on the weighted average number of shares of Common Stock outstanding of 5,341,682.


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

       Item 2 Management's Discussion and Analysis of Financial Condition
                           and results of Operations

Results of Operations

During the six months and three months ended June 30,1996, there was a consolidated loss of $1,412,530 and $506,793. Laser Photonics subsidiary, Acculase, was responsible for $894,257 and $252,947 respectively. Since Acculase was not acquired until May 23,1995, there is no comparable data for this period. Therefore, the following comments pertain to Laser Photonics exclusive of Acculase.

For the six months and three months ended June 30, 1996, Laser Photonics had net losses of $518,273 and $253,846 respectively. (Includes goodwill amortization of $213,707 and $106,868 which are new charges due to fresh start accounting). This compares to the 1995 six month and three month net income totals of $4,780,848 and $5,254,502. The prior year included an extraordinary gain in May due to debt forgiveness of $5,754,962.

For the six months and three months ended June 30,1996, there were operational losses of $220,405 and $103,887 respectively. This compares to the 1995 periods of $780,235 and $426,360 respectively. During 1996 there were operational income improvements of $559,830 and $322,473 respectively.

Sales for the six months and three months periods decreased by approximately $181,000 and increased approximately $92,000 respectively. The improvement in the second quarter was accomplished by factoring our receivables to obtain cash in order to finalize sales in process. Sales backlog as of June 30, 1996 totaled

Gross margins, as a percent of sales increased to 27% and 25% for the six month and three month periods in 1996. During 1995 for the same six month and three month periods, the margins were only 21% and 19% respectively.


Improvement was due to product selection, efficiencies as well as attaining a 97% direct cost relationship to sales as compared to 77% for 1995. More accurate direct costing results in the above benefits as well as allocating appropriate amounts to all items in process.

Sales and general and administrative expenses decreased by approximately $504,000 and approximately $268,000 for the six month and three months ended June 30, 1996 as compared to the comparable periods in 1995. This decrease is due to labor reductions and expense controls.

Research and development expenses decreased by approximately $23,000 for the six month period and increased by approximately $5,000 for the three month period ending June 30, 1996 as compared to the comparable periods in 1995.

Liquidity and Capital Resources

For the period ending June 30, 1996 the Company had cash and cash equivalents of approximately $86,000 representing an increase of $25,000 from December 31, 1995. This increase is the result of the continued paydown of debt, and cash used in excess of cash provided by operating activities and Acculase being funded by Helionetics.

The Company failed to make timely payment of certain federal and state payroll and withholding taxes during the period ended March 31, 1996. The Company has entered into an agreement with the Internal Revenue Service which requires certain scheduled payments to be made of the arrears of the federal amounts and timely payment of current federal amounts.

The Company continues to suffer from deficiencies in available capital resources. This is expected to be resolved due to:
         1) Factoring agreement of $400,000 (completed)
         2) Warrants exercised of $703,500 (in process)
         3) Subsequent sales increased due to cash in 1 & 2 (above)

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

                           PART II. OTHER INFORMATION

Item 1        Legal Proceedings:  See December 31, 1995 10-K

Item 2        Changes in Securities                                       None

Item 3        Defaults Upon Senior Securities                             None

Item 4        Submission of Matters to Vote of
              Security Holders                                            None

Item 5        Other Information                                           None

Item 6        Exhibits and Reports on Form 8-K

              a)  Exhibits                                                None
              b)  Reports on Form 8-K                                     None

Signatures to Form 10-Q/A
- -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LASER PHOTONICS, INC.
                                       (Registrant)


Date: August 22, 1996                 By: /s/ Steve Qualls
                                          ------------------------------------
                                          Steve Qualls
                                          Chief Executive Officer


Date: August 22, 1996                 By: /s/ Robert Gibson
                                          ------------------------------------
                                          Robert Gibson
                                          Controller