Form 10-Q
period 1996-09-30
LASER PHOTONICS INC
filed 1996-11-18
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q


     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

                         Commission File Number 0-11365

                             LASER PHOTONICS, INC.
            -------------------------------------------------------
            (exact name of registrant as specified in its charter)

          Delaware                                               59-2058100
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

12351 Research Parkway, Orlando, Florida                            32826
----------------------------------------                           -------
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

                                  Yes      No  X
                                     -----   -----
As of September 30, 1996, 5,806,583 shares of Common Stock, par value $.01 per share, were outstanding.

                                     INDEX
                                                                          Page
                                                                         Number
                                                                         ------
PART I            FINANCIAL INFORMATION

   Item 1  Financial Statements:
           Condensed Balance Sheets                                        3-4
           as of September 30, 1996 (Unaudited) and December 31, 1995

           Statements of Operations for the                                  5
           Nine Months ended September 30, 1996 (Unaudited)

           Statements of Cash Flow for the                                   6
           Nine Months ended September 30, 1996 (Unaudited)

           Notes to Condensed Financial Statements                         7-8

   Item 2. Management's Discussion and Analysis                           9-10
           of Financial Condition and Results of Operations


PART II           OTHER INFORMATION

 .          Exhibits and Reports of Form 8-K                                 11


SIGNATURES

                          PART I FINANCIAL INFORMATION

                          Item I Financial Statements


LASER PHOTONICS, INC.
CONDENSED
BALANCE SHEETS

                                             September 30,     December 31,
                                                 1996              1995
                                              -----------      -----------
ASSETS                                        (UNAUDITED)
CURRENT ASSETS

Cash and cash Equivalent                          $60,834          $61,087
Accounts Receivable - net                        $641,882         $256,370
Inventory                                        $952,527         $855,866
Prepaid expenses                                  $48,063          $24,201
                                              -----------      -----------
            TOTAL CURRENT ASSETS               $1,703,306       $1,197,524

PROPERTY, PLANT & EQUIPMENT                      $801,661         $775,627

            Less accumulated depreciation
                                                ($381,187)       ($162,892)

                                              -----------      -----------
            NET FIXED                            $420,474         $612,735

OTHER ASSETS

            Other                                 $44,382          $36,008
            Goodwill                           $3,243,076       $3,949,841
                                              -----------      -----------
            TOTAL ASSETS                       $5,411,238       $5,796,108
                                              ===========      ===========

LASER PHOTONICS, INC.
CONDENSED
BALANCE SHEETS

                                                            September 30,     December 31,
                                                                1996              1995
                                                             -----------      -----------
LIABILITIES & SHAREHOLDERS EQUITY                            (UNAUDITED)
CURRENT LIABILITIES

           Accounts payable                                     $691,557         $507,331
           Accrued warranty                                      $83,972          $93,759
           Accrued compensation and payroll withholdings        $167,962         $395,876
           Accrued expenses                                   $1,564,099         $626,351
           Current portion of long-term debt                    $139,622         $609,932
           and capital lease obligation

                                                             -----------      -----------
TOTAL CURRENT LIABILITIES                                     $2,647,212       $2,233,249


INTERCOMPANY LIABILITY                                        $2,459,485       $1,935,611


LONG TERM DEBT                                                  $877,651         $941,395


SHAREHOLDERS EQUITY (DEFICIT)
Common stock $.01 par value, 10,000,000 shares
           authorized: 5,806,583 shares issued
           and outstanding at September 30, 1996
           5,000,000 shares outstanding in 1995                  $58,066          $50,000
Additional paid - in- capital                                 $3,980,744       $2,760,028
Deficit                                                      ($4,611,920)     ($2,124,175)
                                                             -----------      -----------
NET EQUITY                                                     ($573,110)        $685,853
                                                             -----------      -----------
TOTAL LIABILITIES & SHAREHOLDERS EQUITY                       $5,411,238       $5,796,108
                                                             ===========      ===========

LASER PHOTONICS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   Nine month      Three months
                                                      ended            ended
                                                  Sept. 30,1996    Sept. 30,1996
                                                   -----------      -----------
Sales                                               $2,161,608         $779,294

Cost of Sales                                       $1,666,027         $651,169
                                                   -----------      -----------
             GROSS PROFIT                             $495,581         $128,125

Selling, general & administrative                   $1,618,649         $544,722
Research & development                                $273,904         $125,555
                                                   -----------      -----------
             INCOME FROM OPERATIONS                ($1,396,972)       ($419,167)

Interest expense - net                                $305,802         $241,881
Amortization                                          $706,763         $233,215
Other                                                  $78,560         ($58,319)
                                                   -----------      -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM        ($2,488,097)       ($952,582)

EXTRAORDINARY ITEM                                          $0            $0.00
                                                   -----------      -----------
             NET INCOME (LOSS)                     ($2,488,097)       ($952,582)
                                                   ===========      ===========
Primary earnings per common share:
       Income (loss) before extraordinary item          ($0.46)          ($0.17)
       Extraordinary item                                $0.00            $0.00
                                                   -----------      -----------
             Net Income (Loss)                          ($0.46)          ($0.17)
                                                   ===========      ===========

             Average Number of Shares                5,408,775        5,633,500

Fully dilutive earnings per common share:
       Income (loss) before extraordinary item          ($0.46)          ($0.17)
       Extraordinary item                                $0.00            $0.00
                                                   -----------      -----------
             Net Income (Loss)                          ($0.46)          ($0.17)
                                                   ===========      ===========

             Average Number of Shares                5,408,775        5,633,500

                                       5

LASER PHOTONICS, INC.
STATEMENTS OF CASH FLOW
(UNAUDITED)

                                                    Nine months ended
                                                      Sept. 30, 1996
                                                       -----------
OPERATING ACTIVITIES
       Net income (loss)                               ($2,488,097)
                 Depreciation                             $218,295
                 Amortization                             $706,763

                                                       -----------
       Cash Flow-Operations                            ($1,563,039)

                 Changes in  current assets              ($506,035)

                 Changes in  current liabilities          $413,963

                 Changes in  long-term liabilities        ($63,744)

                                                       -----------
       Net from operating activities                   ($1,718,855)

       Capital Expenditures                               ($26,034)

       Intercompany-net                                   $523,874

       Equity                                           $1,229,136

       Other Assets                                        ($8,374)

                                                       -----------
       Increase (Decrease) in cash                           ($253)
                                                       ===========


       Cash at beginning                                   $61,087

       Cash at end of quarter                              $60,834

                                                       -----------
       Cash Increase (Decrease)                              ($253)
                                                       ===========

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             LASER PHOTONICS, INC.
                               September 30, 1996


1. CONDENSED FINANCIAL STATEMENTS

The condensed balance sheets as of September 30, 1996 and December 31, 1995, and the related statements of operations and cash flow for the nine months ended September 30, 1996 have been prepared by the Company, without audit. In the opinion of management, the condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. at September 30, 1996 and the results of operations and cash flow for the nine months ended September 30, 1996.

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


2. INVENTORIES

Inventories consist of the following:

                                September 30,      December 31,
                                    1996               1995
                                  --------           --------

        Raw Materials             $410,245           $477,456
        Work in Process           $371,875           $310,623
        Finished Goods            $170,407           $ 67,785
                                  --------           --------
                                  $952,527           $855,864
                                  ========           ========

3. PER SHARE AMOUNTS

Earnings per common share for 1996 are based on the weighted average number of shares of Common Stock outstanding of 5,408,775.


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

       Item 2 Management's Discussion and Analysis of Financial Condition
                           and results of Operations

Results of Operations

During the nine months and three months ended September 30,1996, there were consolidated losses of $2,488,097 and $1,075,567. Laser Photonics subsidiary, Acculase, was responsible for $1,492,692 and $598,435 respectively. Since Acculase was not acquired until May 23,1995, there is no comparable data for this period. Therefore, the following comments pertain to Laser Photonics exclusive of Acculase.

For the nine months and three months ended September 30, 1996, Laser Photonics had net losses of $995,405 and $477,132 respectively. (Includes goodwill amortization of $317,001 and $103,294 which are new charges due to fresh start accounting).This compares to the 1995 nine month net income total of $4,446,789 and a three month loss of $334,059. The prior year included an extraordinary gain in May due to debt forgiveness of $5,754,962.

For the nine months and three months ended September 30,1996, there were operational losses of $425,448 and $205,043 respectively. This compares to the 1995 periods of $1,086,879 and $306,644 respectively. During 1996 there were operational income improvements of $661,431 and $101,601 respectively.

Sales for the nine month and three month periods increased by approximately $93,527 and $274,723 respectively. The improvement in the third quarter was accomplished by factoring our receivables to obtain cash in order to finalize sales in process. Sales backlog as of September 30, 1996 totaled $2,165,673.

Gross margins, as a percent of sales increased to 23% and 16% for the nine month and three month periods in 1996. During 1995 for the same nine month and three month periods, the margins were only 19% and 10% respectively.

Improvement was due to product selection, efficiencies, as well as attaining a 93% direct cost relationship to sales as compared to 78% for 1995. More accurate direct costing results in the above benefits as well as allocating appropriate amounts to all items in process.


Sales and general and administrative expenses decreased by approximately $544,216 and approximately $40,261 for the nine month and three months ended September 30, 1996 as compared to the comparable periods in 1995. This decrease is due to labor reductions and expense controls.

Research and development expenses decreased by approximately $7,898 for the nine month period and increased by approximately $15,102 for the three month period ending September 30, 1996 as compared to the comparable periods in 1995.

Liquidity and Capital Resources

For the period ending September 30, 1996 the Company had cash and cash equivalents of approximately $60,834 representing an decrease of $253 from December 31, 1995. This decrease is the result of the continued paydown of debt, and cash used in excess of cash provided by operating activities and Acculase being funded by Helionetics.

The Company failed to make timely payment of certain federal and state payroll and withholding taxes during the period ended September 30, 1996. The Company has entered into an agreement with the Internal Revenue Service for the period through September 30, 1996 which requires certain scheduled payments to be made of the arrears of the federal amounts and timely payment of current federal amounts.

The Company continues to suffer from deficiencies in available capital resources. This is expected to be resolved due to:
         1) Factoring agreement of $400,000, (completed)
         2) Warrants exercised of $703,500 (completed)
         3) Warrants exercised, additional stock sales and/or loan repayments totaling $1,500,000.
         4) Subsequent sales increased due to cash in 1, 2, and 3 (above)

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

                                      LASER PHOTONICS, INC.
                                      (Registrant)


Date: November 18, 1996              By: /s/ Steve Qualls
                                         _____________________________________
                                         Steve Qualls
                                         Chief Executive Officer


Date: November 18, 1996              By: /s/ Robert Gibson
                                         ____________________________________
                                         Robert Gibson
                                         Controller