Form 10-K405
period 1996-12-31
LASER PHOTONICS INC
filed 1997-10-17
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-11635

                              LASER PHOTONICS, INC.
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                          59-2058100
  (State or other jurisdiction                          (I.R.S. Employer ID No.)
of incorporation or organization)

             12351 RESEARCH PARKWAY, ORLANDO, FLORIDA 32826 (Address
                         of principal executive offices)

       Registrant's telephone number, including area code: (407) 281-4103

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                              (Title of Each Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PROCEEDING FIVE YEARS.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X   NO
    ---    ---

The market value of the Registrant's Common Stock, $0.01 par value per share, held by nonaffiliates (2,320,929 shares) was $11,169.47 (based on $4.8125 per share) based upon the average of the bid and asked prices at closing on September 2, 1997. Beneficial ownership of stock rules adopted pursuant to
Section 13 of the Securities Exchange Act of 1934 were used to exclude Common Stock owned by directors and officers, some of whom may not be held to be affiliates upon judicial determination.

As of September 2, 1997, there were 6,266,595 shares of "New" Common Stock outstanding.

                                     PART I

                                 ITEM 1 BUSINESS


                                   I. OVERVIEW


        Laser Photonics, Inc., a Delaware corporation organized in 1980, (the "Company"), through its 76% owned Acculase, Inc. subsidiary acquired in May of 1995, is engaged in the development of proprietary excimer laser and fiberoptic equipment and techniques directed initially toward the treatment of coronary heart disease, as well as other medical applications.

        The Company also designs, develops, manufactures and markets solid-state, diode and gas laser systems and accessories for use in both "Medical" and "Scientific" applications.

        On May 22, 1995, the Company emerged from reorganization under Chapter 11 of the Federal Bankruptcy Act, and became a 75% owned subsidiary of Helionetics, Inc., of Van Nuys, California.

        The following table sets forth certain financial information as to laser products for the identified application for the last three fiscal years to unaffiliated customers:

                                                   May 23,         January 1,
                               Year Ended          1995 to          1995, to        Year Ended
                              December 31,      December 31,         May 22,        December 31,
                                  1996              1995              1995             1994
                             ------------     ---------------    --------------     -----------
Medical Sales                $   118,229      $   294,086  (1)   $   208,749        $1,906,752
Scientific Sales               2,783,225         1,114,373         1,033,065         3,807,867
                               ---------         ---------         ---------         ---------
        Total Sales            2,901,454         1,408,459         1,241,814         5,714,619

Gross Profit or Loss
  Medical                        (4,549)         21,232(1)             7,361           389,176
Gross Profit or Loss
  Scientific                     576,606           105,072            27,894           790,144
                                 -------           -------            ------        ----------
        Total Gross Profit       572,155           126,304            35,255         1,179,320

        The Company's assets are shared by its medical and scientific product lines.

(1) Above medical margin provides Costs of Sales for Acculase of $30,174, reducing LPI margin accordingly. This is the first year with Acculase data in the 10-K as 76.1% was acquired as of May 22, 1995.

        The Company's strategy is to apply its extensive solid-state and excimer laser expertise to develop a broad base of laser products focused on medical and scientific applications. The Company believes that solid-state and excimer laser technology provides the basis for reliable cost effective systems that will increasingly be used in connection with less invasive, less traumatic surgical procedures.

           II. ACCULASE'S ALLIANCE WITH BAXTER HEALTHCARE CORPORATION


        On August 19, 1997, Acculase executed a series of Agreements with Baxter Healthcare Corporation ("Baxter"). These Agreements provided among other things for the following:

        1. Acculase granted to Baxter an exclusive world-wide right and license to manufacture and sell the Acculase Laser and disposable products associated therewith, for the purposes of treatment of cardiovascular and vascular disease.

        2. Baxter agreed to pay Acculase a royalty equal to 10% of the "End User Price" for each disposable product sold, or if the laser equipment is sold on a "per treatment" basis, the "imputed" average sale price based on average "non" per procedure sales.

        3. Baxter agreed to purchase from Acculase, certain existing excimer laser systems for cardiovascular and vascular disease.

        4. Baxter agreed to fund the total cost of obtaining regulatory approvals world-wide for the use of the Acculase Laser and delivery system for the treatment of cardiovascular and vascular disease.

        5. Baxter agreed to fund all sales and marketing costs related to the introduction and marketing of the Acculase Laser and delivery system to treat cardiovascular and vascular disease.

        6. Acculase agreed to manufacture the excimer laser system to specifications for Baxter at certain agreed costs.

        7. Baxter paid Acculase $700,000 in cash at closing, agreed to pay Acculase an additional $250,000 in cash three months after closing, and agreed to pay an additional $600,000 upon delivery of the first two commercial excimer lasers.

        8. Acculase has granted Baxter a security interest in all of its patents to secure performance under the Baxter Agreement. The agreement expires upon the expiration of the last to expire licensed patent, however, Baxter may terminate the agreement at any time.

                      III THE COMPANY'S 1995 REORGANIZATION



        The Company filed a Petition for Reorganization under chapter 11 of the Federal Bankruptcy Act on May 13, 1994. (Case No. 94-02608-611 - Federal Bankruptcy Court - Middle District, Florida) (the "Reorganization"). An order was issued on May 22, 1995 (the "Effective Date"), confirming the Company's Third Amended Plan of Reorganization (the "Plan") pursuant to this proceeding.

        During the pendency of the Reorganization, Helionetics, acquired all rights to the secured claims of Sun Bank, one of the principal creditors, whose claims were secured by virtually all the property of the Estate, and originally totaled approximately $237,240. (After paydown pursuant to cash collateral and adequate protection orders, these claims totaled approximately $146,000 plus legal fees.)

        Helionetics, in addition, loaned a total of $300,000 to the Debtor during the pendency of the Reorganization for working capital purposes.

        On or prior to the Effective Date, Helionetics contributed to the Company the sum of $1 million dollars in cash, which funds were utilized as the source for all immediate cash payments under the Plan.

        In addition, on the Effective Date, Helionetics transferred to the Company, ownership of approximately 76% of the outstanding common stock of Acculase, Inc., and Helionetics further committed to fund the cost of research and development of Acculase's excimer laser technology for a minimum of two years.

        As a "Proponent" of the Plan, Helionetics in exchange for this infusion of cash and transfer of Acculase shares, received in 1995 3,750,000 shares of "New Common Stock" of the Company issued in the reorganization, which in the aggregate totaled 75% of the Company's 5,000,000 shares of outstanding "New Common Stock" as of the Effective Date of the Plan. As of December 31, 1996, Helionetics owned 61% of the Company's outstanding Common Stock. As a result of sales of the Company's shares by Helionetics, and the issuance of additional shares by the Company, as of September 5, 1997, Helionetics owned only approximately 25% of the Company's outstanding Common Stock.



             [The remainder of this page left blank intentionally.]

                             IV. ACCULASE'S BUSINESS


        On May 22, 1995, the Company acquired approximately 76% of the outstanding stock of Acculase, Inc., a development stage company.

        Acculase was founded in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiberoptic technologies. Acculase has focused primarily on the development of medical products for the treatment of coronary heart disease. Two products have been under development, one being an excimer laser system for performing transmyocardial revascularization (TMR), a procedure that creates new channels for blood to flow to ischemic, or oxygen-starved, heart muscle. The other product is an excimer laser angioplasty system for removing atherosclerotic blockages from coronary arteries.

        1. ACCULASE TRANSMYOCARDIAL REVASCULARIZATION SYSTEM. Acculase has under development an excimer laser and fiberoptic system for the treatment of coronary heart disease in a procedure called transmyocardial revascularization (TMR). Rather than opening narrowed coronary arteries, the Acculase TMR system is intended to treat ischemic myocardium (oxygen-starved heart tissue) directly. This is accomplished by lasing small channels through ischemic areas of the heart such that the channels connect directly with the left ventricle, which is a reservoir of oxygen-rich blood. These channels thus provide new pathways for blood flow into the heart muscle.

        Acculase met with representatives of the U.S. Food and Drug Administration (FDA) in January, 1995 to discuss preclinical data submission requirements necessary to initiate human trials of its TMR system. Animal testing of the Acculase TMR system was then performed in collaboration with several heart research institutions in the U.S.,culminating in a study at The New York Hospital Cornell Medical center which serves as the pre-clinical basis for an Investigative Device Exemption (IDE) that was granted by the FDA in August, 1996.

        Under this IDE, Phase I human clinicals have begun at New York Cornell Medical Center.

        The IDE submission provides for the Acculase TMR system to be used in open heart procedures. The Phase I study only includes patients that are suffering from ischemia and angina, and who are not candidates for coronary bypass grafts (CABG) or for balloon angioplasty.

        There are an estimated 120,000 people worldwide per year who qualify for TMR under the conditions set forth above. Depending upon the outcomes of the Phase I study, the company may petition the Phase II studies be expanded to a multi-site study (more than 10 institutions) and expand the procedure to include patients who are candidates for incomplete CABG revascularization. This will greatly expand the patient base.

        Acculase has in process a review of existing patents in the area of its TMR Laser held by other companies which could impact or even perhaps preclude in some markets the ability of Acculase to commercialize its TMR System, except pursuant to licensed rights which might have to be negotiated.


        2. LASER ANGIOPLASTY SYSTEM Acculase also has developed a laser angioplasty system that is proposed to be used to treat atherosclerotic blockages of the coronary arteries during a surgical bypass operation. The Company believes that the major advantage of its laser angioplasty system over competing therapies is the ability to remove vessel blockages without causing significant injury to neighboring healthy tissues. Since the trauma caused by the procedure should be minimal, it is hoped that the body's healing response, which contributes to renarrowing at the treatment site, will be reduced.

        The "intraoperative" laser angioplasty system was developed for the purpose of collecting proof of principle information needed to qualify the novel design of its catheter and fiberoptics. Acculase obtained clearance to perform Phase 1 of a human clinical study for its intraoperative laser angioplasty, but has placed research on hold while it expands its research on its TMR Laser.

      3. BAXTER HEALTHCARE CORPORATION LICENSE AND MANUFACTURING AGREEMENTS

        On August 19, 1997, Acculase executed a series of Agreements with Baxter Healthcare Corporation ("Baxter"). These Agreements provided among other things for the following:

        (a) Acculase granted to Baxter an exclusive world-wide right and license to manufacture and sell the Acculase Laser and disposable products associated therewith, for the purposes of treatment of cardiovascular and vascular disease.

        (b) Baxter agreed to pay Acculase a royalty equal to 10% of the "End User Price" for each disposable product sold, or if the laser equipment is sold on a per treatment basis, the "imputed" average sale price based on average "non" per procedure sales.

        (c) Baxter agreed to purchase from Acculase, certain existing excimer laser systems for cardiovascular and vascular disease.

        (d) Baxter agreed to fund the total cost of obtaining regulatory approvals world-wide for the use of the Acculase Laser and delivery system for the treatment of cardiovascular and vascular disease.

        (e) Baxter agreed to fund all sales and marketing costs related to the introduction and marketing of the Acculase Laser and delivery system to treat cardiovascular and vascular disease.

        (f) Acculase agreed to manufacture the excimer laser system to specifications for Baxter at certain agreed costs.

        (g) Baxter paid Acculase $700,000 in cash at closing, agreed to pay Acculase an additional $250,000 in cash three months after closing, and agreed to pay an additional $600,000 upon delivery of the first two commercial excimer lasers.

        (h) Acculase has granted Baxter a security interest in all of its patents to secure performance under the Baxter Agreement. The agreement expires upon the expiration of the last to expire licensed patent, however, Baxter may terminate the agreement at any time.




        4. ANTICIPATED MARKETS. Anticipated markets for the Acculaser and disposable products are hospitals located in the U.S. and around the world.

        Acculase's management believes that the market for its laser angioplasty devices potentially could be very large.

        Since the Acculase system is still in the clinical trials stage with its products, there is no assurance it will be able to successfully develop these products, prove up their anticipated benefits, obtain required governmental approvals for their use, and with its strategic association with Baxter, reach anticipated markets ahead of competing technologies and competitors.

        5. WORKING CAPITAL. Acculase will require significant working capital over the next 12 months to continue development of its products, and meet its obligations under the Baxter Agreements, estimated in the range of $1,500,000 to $2,500,000. Management believes approximately $2,000,000 of these funds are expected to come from Baxter, substantially from the sale of lasers to Baxter under the Baxter Agreements, but the sources of and terms for the remainder of such capital are uncertain at this date.

        6. SOURCES AND AVAILABILITY OF RAW MATERIALS. Acculase uses raw materials that may be obtained from a number of different vendors. Therefore, Acculase believes that there are adequate sources and availability of all raw materials required to commercialize its products.

        7. PATENTS, TRADEMARKS, ETC. Acculase has received four U.S. Patents. The first patent, which was issued in January 1990, provides patent protection until 2007 and covers Acculase's base excimer laser design. The second patent, which was issued in May 1990, provides patent protection until 2007 and covers a liquid filled flexible laser light guide. The third patent, which was issued in May 1991, provides patent protection until 2007, and covers a means of measuring optical fiber power output. The fourth patent, which was issued in September 1991, provides patent protection until 2008 and relates to the laser to optical fiber coupling apparatus used in the Acculase Laser. Acculase also has one U.S. patent application pending relating to a proprietary laser catheter design, which application was initially denied and now is on appeal.

        Acculase also received patents for its base excimer laser design in Australia in November 1991, Canada in December 1992, and Israel in February 1993. The Australian, Canadian, and Israeli patents provide protection until August 2004, December 2009, and August 2008, respectively. Patent applications are pending in these countries and in Japan for a fiber optic laser catheter design.

        8. COMPETITION. Numerous competitors, many with resources more significant than that of Acculase, have developed and continue to develop products for the treatment of coronary heart disease. Acculase faces competition from balloon angioplasty, atherectomy devices, other laser angioplasty devices, stents, TMR and pharmaceutical companies.

        9. NUMBER OF PERSONS EMPLOYED. Acculase currently has six full time employees. With the expansion of its work on laser angioplasty and TMR, the number of employees will be increased commensurate with projects undertaken and the ability of the parent Company to provide additional capital.

D.  EMPLOYEES

        The Company, including Acculase, as of December 31, 1996, employed a total of 37 persons. The Company has no union employees.


E.  PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD

        The Company holds several United States patents on various items of laser equipment and components. The Company does not, however, consider the ownership of patents essential to its operations. In general, the Company relies upon its engineering, development and manufacturing know-how and the creative skills of its personnel, rather than upon patent protection to establish and maintain its industry position. In addition, the Company treats its design and technical data as confidential and relies on internal nondisclosure safeguards, such as confidentiality agreements, and on laws protecting its trade secrets, to seek to protect what it regards as proprietary information.


F.  GOVERNMENT REGULATION

        The Company is subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require laser manufacturers to file new product and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold (except those sold to OEM customers) as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, the Company has filed the documentation with CDRH for its laser products requiring such filing, and has not experienced any difficulties or incurred significant costs in complying with such regulations.

        Medical devices incorporating lasers are subject to extensive FDA regulations governing the use and marketing of such devices. FDA conducts on-site inspections to insure compliance with good manufacturing practice. The FDA conducted a no-notice compliance inspection in September 1991, and the Company received no written deficiencies in its Quality Assurance program.


G.  ACQUISITION OF ENABLING TECHNOLOGY BY BAXTER

        Baxter acquired certain enabling laser technology from a third party for a purchase price of $4 million in order to facilitate performance under its agreements with Acculase. The technology may have applications in the continued development of the Acculase Laser and Delivery System, however, there is no certainty that such applications may be realized. The Company and its investment banker, Pennsylvania Merchant Group Ltd. ("PMG") have agreed to repay Baxter the $4 million on or before November 3, 1997. The Company contemplates the private sale of additional Common Stock through PMG to meet this obligation. However, the sources and availability of such capital are uncertain at this time.

                       V. LASER PHOTONICS' BUSINESS AREAS


A.  MEDICAL APPLICATIONS AND PRODUCTS.

        1. OVERVIEW. The Company's product focus in this area shifted over the past year. In 1996, the Company has emphasized development of its Ruby laser dermatology system. Lasers have been used by physicians for many years as surgical tools for specific applications such as gynecology, gastroenterology and ophthalmology because of their precision and ability to coagulate or vaporize tissue. Recently, applications have been developed in connection with less invasive, less traumatic surgical procedures, such as endoscopy and laparoscopy, which have expanded the use of fiber optically coupled laser systems in medicine. The use of minimally invasive endoscopic and laparoscopic procedures have begun to replace certain conventional open surgical procedures. The new less invasive procedures deliver laser energy through a small optical fiber to cut, coagulate, or vaporize tissue and usually results in reduced hospital stays by reducing attendant blood loss and trauma associated with conventional open surgery.

        The development of new laser wavelengths and fiber delivery systems which allows physicians to develop new minimally invasive techniques to treat conditions that previously required open surgery. Urologists are using lasers to treat prostate disease, (BPH) and to fragment kidney and biliary stones with no damage to the surrounding soft tissue and dermatologists are using lasers to treat benign vascular and pigmented lesions of the skin such as spider veins and port wine stains, moles and tatoos.

        The Company has used its base of solid-state technology to develop a number of products for use in these emerging applications. The Company has developed and is commercially marketing a solid-state surgical Nd:YAG laser system and accessories for which FDA clearances have been received. The Company has also developed an alexandrite laser lithotriptor for which it received FDA clearance (April 1993) to commercially market.

        2. MEDICAL LASER PRODUCTS. Set forth below is a brief summary of the Company's current medical laser systems:

               (1) RUBY LASER SYSTEM. The use of solid-state laser systems has expanded into new application areas such as dermatology for the treatment of benign pigmented lesions of the skin such as nevus of ota, moles, age spots and tattoos. This new application represents an extension of the Company's scientific ruby laser technology, a technology which was one of the earliest laser systems developed for commercial use. Laser energy created by the ruby laser is highly absorbed by pigmented lesions but poorly absorbed by normal skin. Using the laser system, therefore, allows the physician to treat effectively the skin lesion without anesthesia and without causing normal pigmented changes or scarring. The Company began manufacturing and shipping these systems in August 1991 on a private label basis. The OEM Manufacturing/Distribution Agreement with the customer officially terminated in 1993. In May, 1995, the Company resumed production of the ruby laser using a distributor network for marketing the product.. R&D programs have been geared toward modification to allow long pulsewidth operation for other dermatological applications including hair removal. Ruby lasers have shown the ability to remove hair without damage to the surrounding tissue while removing the hair for long periods of time. Repeated application may lead tp permanent hair removal. The Company is awaiting FDA approval for the long pulse laser for dermatology.

               (2) ND:YAG LASER SYSTEMS. During the 1980's, the CO2 gas laser began to be replaced as the "workhorse" of the industry by the Nd:YAG Laser System. Major complaints with the CO2 were the cumbersome delivery mechanism (an articulating arm) and its inability to coagulate tissue or to deliver energy through a fluid medium. The Nd:YAG energy could be delivered through a small flexible optical fiber, could be effectively used in a fluid medium, and was effective in cutting, coagulating and vaporizing tissue.


               In 1990, the Company received FDA clearances to market commercially 100, 60, and 45 watt Nd:YAG systems and accessories for use in general surgery. These systems are used in traditional applications such as gynecology as well as in endoscopic and laparoscopic procedures such as laser laparoscopic cholecystectomy (gallbladder removal). New endoscopic and laparoscopic procedures have generated significant interest among general surgeons in the use of lasers for surgery. Due to limited cash resources, the Company did not actively market the Nd:YAG laser in 1996.

               (3) ALEXANDRITE LASER SYSTEM. Laser induced shockwave lithotripsy ("LISL"), or the use of laser energy to break up kidney and biliary stones, also represents a new application of medical lasers. The Company believes that LISL offers a reliable cost effective adjunct or alternative to surgery or extracorporeal shockwave lithotripsy ("ESWL") for the treatment of kidney and biliary stones. ESWL uses externally generated shock waves that noninvasively pass through the skin and fragment the stone, allowing it to be passed by the patient. ESWL equipment is expensive to purchase and install and may not be usable in treating certain stones in the lower two-thirds of the ureter which are shielded by the pelvic bone.

        LISL requires a minimally invasive endoscopic procedure or percutaneous puncture to allow access to the stone. A small optical fiber is passed through the endoscope or percutaneous catheter until it reaches the stone. Laser energy is transmitted through the optical fiber and causes the stone to fragment into small particles which can be expelled naturally. LISL can be used to fragment stones in areas which are not easily treated by ESWL or following ESWL treatment when fragments become lodged or are not small enough to be expelled naturally.

        In April 1993, the Company received FDA clearance to market its solid-state alexandrite lithotriptor for the treatment of kidney stones in the renal and urinary tract. Clearance to market the lithotriptor was also received in Japan in late 1995. Again, due to limited cash resources, the company did not actively promote the lihotriptor in 1996, choosing instead to focus on the dermatology market.

               (4) ACCULASE EXCIMER LASER. The company's subsidiary, AccuLase, Inc., is involved in the development of excimer laser technology for Transmyocardial Revascularization (TMR) (See section entitled "AccuLase" for details.)

        3. PRINCIPAL MARKETS & METHODS OF DISTRIBUTION. The Company's marketing strategy is to define specific target markets and to modify existing products or design new products to meet perceived market demand. The Company markets its medical laser systems principally through independent distributors and representatives to large hospitals, small community hospitals, and freestanding outpatient surgery centers throughout the world. The Company promotes its medical products through attendance at trade shows and exhibits, advertising in medical journals, and direct mail programs to the medical community.

        The following classes of medical products contributed total revenues annually equal to 15% or more of total revenues:

                                    1996           1995          1994
                                    Sales          Sales         Sales
                                    -----          -----         -----
        Nd:YAG Lasers               (1)            (1)           $851,740

               (1) Did not account for 15% of sales in 1996 or 1995

        No other medical products accounted for 15% of sales in 1996, 1995 or 1994.

        4. SOURCES AND AVAILABILITY OF RAW MATERIALS. To date, the Company has not experienced any difficulty in obtaining solid state laser rods, optical, electro-optical, electronic or any other components and raw materials for its products, most of which are available from multiple sources which are well-established in the industry, although because of the Company's financial constraints certain suppliers have required the Company to pay COD for materials.

        5. SEASONAL FACTORS- MEDICAL LASERS. Seasonality is not a significant factor in medical laser sales. Budgetary cycles and funding are spread out in various hospitals, chains and organizations so that funding is not as cyclical as in the scientific laser market.

        6. WORKING CAPITAL ITEMS - MEDICAL LASERS. The Company is required by the FDA under GMP guidelines to carry certain inventories for emergency medical service. Typically, major service problems must be responded to within 24 hours. The Company estimates that $250,000 of service inventory is on hand at any given time for emergency response.

        The Company does not provide the right to return units. In some cases, demonstration equipment is sent to the customer prior to the sale to determine suitability. In rare cases the Company has allowed returns when accompanied by a substantial restocking fee.

        In April, 1996 the Company entered into a factoring relationship with Commercial Factors of Atlanta. Commercial Factors purchases accounts receivable from the Company at a discounted rate of 75% of the invoice value at the time of shipment. The remaining 25% of the invoice value is paid to the Company, less fees and interest, when the invoice is paid to the Company. The factoring arrangement provides needed working capital immediately upon shipment, although the interest rate is high. In June, 1997, the Company changed factors to Altres Financial of Salt Lake City, Utah. The change was due primarily to lower interest rates .

        All customers are on 30 day payment terms with approved credit. Some distributors have been granted 60 day terms on a case by case basis.

        7. DEPENDENCE ON NEW CUSTOMERS. The Company did not have sales to a single customer in excess of 10% of total sales in 1996.

        8. BACK LOG ORDERS. As of December 31, 1996, the Company had an approximate backlog of $120,000 in orders believed to be firm for its medical lasers, not including contract orders for the ruby laser. All of the backlog orders at December 31, 1996 are expected to be filled during 1997.

        9. COMPETITION. The laser industry is very complex and fragmented because of the specialized nature of laser products and the differing applications required by purchasers of lasers and laser systems. Although the Company believes its laser products incorporate state-of-the-art technology, the laser industry is subject to intense competition and rapid technological change. Many of the Company's competitors are manufacturers which are substantially larger than the Company and have substantially greater financial and personnel resources. To the extent the Company's products are incorporated into systems for medical and scientific applications, the Company indirectly competes with hundreds of suppliers of devices employing other technologies, and also those which employ lasers as a principal component. An element of the Company's competitive strength is its ability to attract and retain qualified technical personnel. See "Employees".

        The Company believes the primary competitive factors within the surgical laser market are the level of customer support, training, price, product reliability, and breadth of product line. The Company believes that it offers a broad product line, flexible OEM capabilities, and provides through its distributors and in-house capabilities a high level of customer service and training. The Company believes that its medical products are competitively priced compared to competing laser products and that its products based on solid-state technology are very reliable. Although the Company has manufactured surgical YAG laser systems and components on a private label basis for a number of years, as an entrant into this market under the Laser Photonics label, the Company must establish its reputation as a direct provider of products to the medical community.

        10. PRODUCT WARRANTIES. The Company's standard warranty period on most products, except consumables, which have a ninety day warranty period, is one year for parts and labor. Selected medical products have a 12 month parts only warranty. During the warranty period, the Company pays shipping charges one way. The Company has established a reserve for warranty costs based upon the estimated costs to be incurred.

        11. RESEARCH AND DEVELOPMENT. The Company research and development emphasis has shifted from pure research to product modification and development to meet new market demands. The Company's strategy is to utilize and modify its existing laser and component base to develop new products and applications in targeted medical and scientific markets. In addition to internal development, the Company may take advantage of opportunities, if they arise, in the current laser market environment of consolidation and market specialization by continuing to seek out and acquire both products and technology at a cost the Company believes to be lower than internal development. The Company does not have any present acquisition plans. Because the Company products are focused in specific niche scientific and medical markets, the Company does not believe the decline in R&D expenditures will impact the Company's abilities to be competitive in its markets.

        During 1996, the Company concentrated on upgrading and modifying its ruby laser for dermatology. Secondarily, the Company has been working with an OEM customer to develop its scientific nitrogen laser technology for cancer detection.

               12. ENVIRONMENTAL CONCERNS - MEDICAL LASERS. Laser Photonics' medical lasers are not thought to cause any environmental concerns. All medical lasers are solid-state construction so no hazardous gases or liquid dyes are used in their operation or manufacture. In winter months, medical laser cooling systems are filled with an ethelyne glycol and water mixture to prevent freezing during shipment. This mixture must be removed and discarded upon installation.

        Acculase excimer lasers utilize Xenon-Chloride gas as a lasing medium. The chlorine component of this gas is extremely corrosive and must be handled with care. Although only a small quantity of gas is present in each laser, proper handling is essential for safe operation. Depleted gas is reacted prior to disposal. Excimer lasers are common in hospitals and laboratories and the disposal and handling of these gases is well known. The use of these gases is not expected to impact the desirability of these lasers. Excimer lasers used in PRK (photorefractive radial keratectomy) use similar gases These lasers are also in widespread use.


             [The remainder of this page left blank intentionally.]

                           B.SCIENTIFIC APPLICATIONS AND PRODUCTS.

        1. OVERVIEW. The Company's scientific products are sold into niche markets for use principally in applications such as spectroscopy, calibration, alignment, and ultra-fast event measurement by universities, government, and private industry research labs.

        The Company manufactures and markets scientific products based on a wide range of technologies which include: nitrogen laser systems, nitrogen pumped dye laser systems, solid state mid infrared laser systems, CO2 laser systems, as well as laser diodes and laser diode spectrometers.

        2. SCIENTIFIC LASER SYSTEMS. Set forth below is a brief summary of the Company's current scientific laser systems:
               (1) DIODE LASER SYSTEMS. In February 1989, The Company acquired Laser Analytics, Inc., a wholly-owned subsidiary of Spectra Physics. Since the acquisition, the Company has funded continued development efforts focused primarily on improvements in the production of tunable infrared laser diodes. In 1990, the Company signed a joint technology licensing agreement with the General Motors Research Lab. This technology uses a spectrometer based on the Company tunable infrared laser diode to measure naturally occurring, non-radioactive stable isotopes in exhaled breath. These measurements are useful in diagnosing such medical problems as diabetes, lung and liver dysfunction, digestive tract diseases, such as the detection of helicobactor pylori which has been shown to be a precursor to liver and stomach cancer. The Company is continuing research and development efforts on this product but does not anticipate commercial sales from this product in the next twelve months.

               The Company's tunable diode lasers are based on lead-salt semiconductor technology for use in advanced research such as high resolution molecular spectroscopy, combustion diagnostic studies and atmospheric chemistry. These are "high end" instruments designed for research which requires a high level of sophistication and performance. These lasers are sold both as a standardized unit, and as a customized unit. In addition, the Company has designed a system using the tunable diode laser technology for pollution monitoring applications.

               In 1996, the Company received an order from its Japanese distributor for complete systems for monitoring plasma reactions for advanced semiconductor manufacturing. Five systems were initially installed in February, 1997. If beta testing is successful, significant orders from this manufacturing consortium could be realized in early 1998.

               (2) NITROGEN LASER AND NITROGEN PUMPED DYE LASER SYSTEMS. The Company's nitrogen/dye laser uses an ultraviolet laser beam that when exposed to certain dyes creates a visible wavelength that is tunable over a wide range of frequencies. This feature makes them extremely useful to chemists who do spectroscopic studies of materials that absorb or react to specific wavelengths of light. The main features of this product line are tunability, reliability, stability, ease of operation and low cost. The Company's sealed nitrogen lasers are now being used in OEM commercial applications. In 1995, the Company received two significant quantity orders from a foreign government for nitrogen lasers to be used in the currency printing process. Machine vision systems and mass spectrometer manufacturers are also using nitrogen lasers in quantity. The Company is working with an OEM customer to develop a system for cervical cancer detection. Multiple quantity orders are expected for this application in early 1998.

               (3) SOLID STATE MID INFRARED LASER SYSTEMS. The Company's solid-state scientific product line consists of a broad range of laser system products (Nd:YAG, Nd:GLASS, Ti:SAPPHIRE). Each product within this line has unique wavelength and performance characteristics which are useful in laboratory research in holography, plasma diagnostics, and bathimetry (ocean mapping).

        (4) CO2 AND CO LASER SYSTEMS. The Company's CO2 and CO laser technology covers a broad range of infrared laser applications requiring unique characteristics and can be categorized into two main classifications - low and high power infrared. The low power infrared gas scientific laser products are designed for use in spectroscopy. As such, they are very stable, sensitive instruments, which have recently also been used commercially for remote sensing and gas trace analysis. In 1996, the Company ceased manufacturing of the CO2 and CO product line, but continues to provide service support and marketing through an agreement with another manufacturer.

        3. PRINCIPAL MARKETS & METHODS OF DISTRIBUTION. The Company markets its scientific products through a direct sales force in the United States and through a network of distributors outside of the United States, principally to universities, governmental research labs and large companies. The Company promotes its scientific products through attendance at trade shows, advertising in scientific journals and industry magazines, and direct mail programs to the scientific research community.

        The following classes of scientific products contributed total revenues annually equal to 15% or more of total revenues:

                                    1996              1995                 1994
                                    Sales             Sales                Sales
                                    -----             -----                -----
        Nitrogen/Dye Lasers           970,151         762,581              1,043,122
        Diode lasers and systems    1,377,950         948,006


        4. SOURCES AND AVAILABILITY OF RAW MATERIALS- SCIENTIFIC LASERS. Laser Photonics believes its relationship with vendors of materials for scientific lasers is good. As a result of the Company's reorganization, most vendors operate on a C.O.D. basis. This has not significantly affected the willingness of vendors to work with the Company on an ongoing basis. Most major components, including laser crystals, optics and electro-optic devices are available from a variety of sources. The company does not rely on sole source vendors. Cash flow constraints are the main limiting factors in parts availability.

        5. SEASONAL FACTORS - SCIENTIFIC LASERS. The scientific laser market is affected mainly by the government budget cycle. A majority of the company's scientific laser sales are funded by government agencies such as the National Science Foundation, the National Institute of Health, Department of Energy and Department of Defense. The second and third quarters are typically the heaviest for booking orders. Approved funding is usually allocated late in the first quarter or early in the second quarter each year. The Company typically sees an increase in bookings at this time . The government fiscal year ends on September 30 of each year. Bookings typically increase at this time as researchers scramble to spend funding before it is cut off.

        6. WORKING CAPITAL ITEMS - SCIENTIFIC LASERS. The Company is not required by any regulatory body to keep inventories on hand to meet service or delivery issues. Certain raw materials have lead times of greater than sixteen weeks. The Company keeps a safety stock of these items when appropriate. The Company estimates that less than $100,000 of current inventory is set aside for safety stock.

        The Company does not provide the right to return units . In some cases, demonstration equipment is sent to the customer prior to the sale to determine suitability. In rare cases the Company has allowed returns when accompanied by a substantial restocking fee.

        In April, 1996 the Company entered into a factoring relationship with Commercial Factors of Atlanta. Commercial Factors purchases accounts receivable from the Company at a discounted rate of 75% of the invoice value at the time of shipment. The remaining 25% of the invoice value is paid to the Company, less fees and interest, when the invoice is paid to the Company. The factoring arrangement provides needed working capital immediately upon shipment, although the interest rate is high. In June, 1997, the Company changed factors to Altres Financial of Salt Lake City, Utah. The change was due primarily to lower interest rates .

        7. DEPENDENCE ON NEW CUSTOMERS. The Company did not have sales to a single customer in excess of 10% of total sales in 1996.

        8. BACK LOG ORDERS. As of December 31, 1996, the Company had an approximate backlog of $1,200,000 in orders believed to be firm for its scientific lasers. All of the backlog orders at December 31, 1996 are expected to be filled during 1997.

        9. COMPETITION. The Company believes that the primary competitive factors within the scientific market are the level of customer support and training, price, product reliability, and breadth of product line. The Company believes that it offers one of the broadest product lines available in the scientific laser industry and provides through its direct sales force and in-house service capabilities a high level of customer service. The Company believes that its scientific products are competitively priced compared to competing laser products and that its products are very reliable. Because the Company has purchased existing, well established product lines, which now comprise most of its scientific business, the Company has the advantage of selling scientific products which are well known and have established reputations for quality and performance.

        10. PRODUCT WARRANTIES - SCIENTIFIC LASERS. The Company's standard warranty on scientific lasers is twelve months parts and labor, except consumables, which have a ninety day warranty. Most scientific lasers can easily be returned to the factory for repair due to their small size and weight. During the warranty period, the Company pays shipping charges one way. The Company has established a reserve for warranty costs based upon the estimated costs to be incurred over the warranty period of the Company's products.

        11. RESEARCH AND DEVELOPMENT. In 1996, the Company's scientific R&D focused on development of the diode laser systems for the semiconductor manufacturing application and on development of OEM nitrogen lasers for cancer detection and industrial applications.

        12. ENVIRONMENTAL CONCERNS - SCIENTIFIC LASERS. The Company does not knowingly use any products known to harm the environment. All solvents and cleaners are biodegradable. Cooling systems, where applicable, use CFC free refrigerant.

        The Company's Analytics Division produces lead-salt diodes. The manufacturing process used to produce the state-of-the-art lasers is a complex process in which many different types of materials are used to produce sophisticated lasers. Many of these materials must be processed in a laboratory environment. The quantity of materials is small (the Analytics Division is classified as a Very Small Quantity Generator). This division has chemical management programs which are designed to provide a safe work environment for all employees and to ensure compliance with all Federal, State and Local regulations related to the use and disposal of chemicals in the work environment.

        This Form 10-K Annual Report may include "forward-looking statements". Any statements regarding the Company's strategies, plans, objectives and expectations, and those of Acculase, Inc.'s and with regard to the Acculase Laser and Laser Delivery System, may be considered forward-looking statements. Although the Company believes that any expectations reflected in any such statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from the Company's expectations.

             [The remainder of this page left blank intentionally.]

                               ITEM 2. PROPERTIES

        Acculase presently leases approximately 5,400 square feet of office and laboratory space in San Diego, California on a month to month basis, at a monthly rental of $4,719.

        The Company currently occupies approximately 12,000 square feet of office and light manufacturing space at its headquarters in Orlando, Florida, at a monthly rent of $11,000 per month, on a month to month basis.

        The Company's Analytics Division relocated to a 13,000 square foot office and light manufacturing facility in Wilmington, Massachusetts, in December, 1996 for a five year period at $5,600 per month.


                            ITEM 3. LEGAL PROCEEDINGS

        In 1996, the Company entered into a consent decree with the Securities and Exchange Commission where it neither admitted or denied alleged securities law violations in 1992 and early 1993 under prior management, but consented to the issuance of an injunction against any future violation. The alleged events occurred prior to the Company's Chapter 11 Reorganization and involves events which occurred prior to the change in the Company's management and Directors. The current Management and Directors have no connection with this SEC proceeding. No monetary damages were sought.

        Acculase is the defendant in a lawsuit brought against it and others by Jeffrey Levatter and Sherry Brainerd, former employees of Acculase, seeking unspecified damages for breach of contract and on various tort grounds (Levatter et al vs. Acculase, Inc., et al, California Superior Court - San Diego). The management believes, but cannot guarantee, that Acculase has meritorious defenses to all claims in this litigation.

        The Company is delinquent in remitting Federal and state payroll taxes. As of December 31, 1996, the Company has accrued approximately $400,000 for payroll taxes, which includes interest and penalties related to the delinquent payments.

        In June, 1997, the Company was served with a complaint as defendant by Riverboat Landing, Inc., plaintiff, in the County Court of the Eighteenth Judicial Circuit, Seminole County, FL regarding failed lease negotiations for a facility in Sanford, FL. The Company has filed a response and is anticipating settlement out of court. The Company had placed a $10,000 deposit on this facility which has been written off in 1996.

        In August, 1997, the Company received notification from the U.S. Department of Labor regarding violation of several provisions of ERISA specifically regarding failure to make timely 401(k) contributions. The Company is in arrears approximately $53,570. Management has been in discussion with the Department of Labor and expects to resolve these issues prior to the end of 1997 with no further penalties or litigation.

        The Company is not involved in any other material litigation and all current litigation is deemed to be in the ordinary course of business.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

        ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK EQUITY AND RELATED
                               STOCKHOLDER MATTERS

        The Company's "new" common stock, post Chapter 11 reorganization, has been quoted on the Electronic Bulletin Board since March, 1996 under the stock symbol "LSPT". The company's "old" stock, pre-Chapter 11 reorganization, was also quoted on the Electronic Bulletin Board in 1993, and during the period from May 13, 1994 to May 12, 1995, while the Company was in a Chapter 11 bankruptcy proceeding, in the "pink sheets" under the stock symbol "LAPHQ".



                       Laser Photonics "old" stock - LAPHQ
                                      1995

        Closing sales          Q-1          Q-2           Q-3              Q-4
        ----------------------------------------------------------------------
        High                   None         None          None             1/8
        Low                    None         None          None             1/8


               1996 - LAPHQ
        Closing sales          Q-1          Q-2           Q-3
        ----------------------------------------------------------------------
        High                   0.29         n/a           n/a
        Low                    0.22         n/a           n/a



        Such market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        The Registrant's "new" stock (LSPT) was quoted as follows on September 2, 1997:

        Bid Price     High              Low                 Close
        -----------------------------------------------------------------------
                      4 1/8             3 1/2               4 1/8

        As of September 2, 1997, there were 880 record holders of the Company's New Common Stock. No dividends have been declared or paid in the Company's history. The Company presently intends to retain future earnings, if any, in order to provide funds for use in the operation and expansion of its businesses and, accordingly, does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

The charts and graphs on the following page reflect the price and volume of the Company's "new" stock since trading began on March 1, 1996

             [The remainder of this page left blank intentionally.]

                          Laser Photonics, Inc. (LSPT)
                            1996 Weekly Stock Prices

                                [GRAPHIC OMITTED]

                          LASER PHOTONICS, INC. (LSPT) - WEEKLY DATA

Date      High    Low      Last      Volume        Date      High    Low     Last       Volume
----------------------------------------------     ----------------------------------------------
03/01/96  6.5     5.75     6.125         1,800     11/08/96  2.25    1.8125  2.0625        67,800
03/08/96  6.5     5.5      5.5          14,600     11/14/96  2.125   1.625   1.75          76,300
03/15/96  6.5     5.5      6            30,600     11/22/96  1.6875  0.9375  1.2187       104,100
03/22/96  7.875   6        7.875       386,500     11/29/96  1.5     1.1875  1.472        106,700
03/29/96  8       7.312    8           247,000     12/06/96  1.5625  1.375   1.375         45,600
04/04/96  8.25    7.75     7.75         33,900     12/13/96  1.5     0.9375  1             56,500
04/12/96  8.25    7.75     8.062        67,700     12/20/96  1.0937  0.6875  1.0937       169,800
04/19/96  8.5     8        8.125        97,500     12/27/96  1.125   1       1.125         79,900
04/26/96  8.375   7.25     7.25         80,200     01/03/97  1.5625  1.125   1.4375       103,400
05/03/96  7.5     7.25     7.375        32,300     01/10/97  2.0625  1.4375  2.0625       183,900
05/10/96  8.125   7.25     7.75         46,300     01/17/97  2.375   1.875   2.0937       171,800
05/17/96  7.875   7        7.25        764,900     01/24/97  2.1875  1.6875  1.75         106,800
05/24/96  7.625   6        6.25        267,000     01/31/97  1.75    1.4375  1.5           37,100
05/31/96  6.5     6        6.25        269,700     02/07/97  1.5     1.1875  1.1875        24,100
06/07/96  6.625   5.75     6.25        243,400     02/14/97  1.375   1       1.0312        89,300
06/14/96  6.375   5.75     5.75        123,700     02/21/97  1.0312  0.9375  1.0312        15,700
06/21/96  6.25    5.5      5.5          63,100     03/07/97  1       0.6562  0.6875        43,100
06/28/96  5.875   3.125    4.25        123,000     03/14/97  0.75    0.5625  0.625         16,400
07/05/96  4.625   3.875    4.25         96,400     04/11/97  0.8125  0.3125  0.8125        50,200
07/12/96  5.75    4.125    5.5         296,900     04/18/97  1       0.5625  1             66,400
07/19/96  5.5     4.625    5.375        72,200     04/25/97  1.4375  1       1.3125       211,400
07/19/96  5.5     4.625    5.375        72,200     05/09/97  1.125   0.6875  0.75          56,300
07/26/96  5.375   4.5      4.5          77,200     05/23/97  1.375   0.6875  1.25          79,400
08/02/96  5       4.25     4.25          8,500     05/30/97  1.25    1.0625  1.125         72,900
08/09/96  4.625   4.25     4.5           9,900     06/06/97  1.3125  1.0625  1.25         109,800
08/16/96  4.375   3.625    3.875         5,700     06/20/97  1.3125  1       1.3125        31,900
08/23/96  4.625   3.937    4.5          90,300     06/27/97  1.3125  0.9375  1.3125        67,200
08/30/96  5.375   4.375    5.125       208,500     07/04/97  1.1875  1.0625  1.0625         4,100
09/06/96  5.375   4.25     4.25         45,200     07/11/97  1.3125  1.125   1.25          29,600
09/13/96  4.625   3.75     3.75         62,000     07/18/97  1.625   1.25    1.25          90,400
09/20/96  4.25    3.75     4            34,900     07/25/97  1.5     0.9375  1.1875       117,500
09/27/96  4.125   3.9375   4.125        36,100     08/01/97  1.5625  1.125   1.5          201,000
10/04/96  4.125   3.4375   3.68         40,600     08/08/97  1.75    1.3125  1.5          143,300
10/11/96  3.75    2.75     2.75         38,800     08/15/97  2.625   1.5     2.5          346,200
10/18/96  3.5     2.6875   2.9375      137,700     08/22/97  3.125   1.1     3.0625     3,516,600
10/25/96  3.25    2.75     2.875        17,400     08/29/97  4.9375  3       3.5625     1,743,700
11/01/96  2.75    1.5      1.875       165,900     09/05/97  4.25    3.5     3.81         220,200


                         ITEM 6. SELECTED FINANCIAL DATA

The following summary of certain financial information relating to the Company for each of the three years in the period ended December 31, 1996 have been derived from the financial statements of the Company. Such information should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

                                    May 23,    January 1,
                      Year Ended    1995 to     1995 to           Year Ended December 31
                     December 31, December 31,   May 22,   -----------------------------------
                        1996         1995         1995        1994        1993 *      1992 *
                    ------------  -----------  ----------  ----------   ---------   ----------
Net Sales             2,901,454    1,408,459   1,241,814   $5,714,619   6,090,159   $8,503,278

Net Income (Loss)   (5,357,968)  (2,123,814)(1)4,839,456  (2,233,829) (3,717,909)  (3,662,995)

Net Income (Loss)        (0.95)       (0.42)        0.77       (0.35)      (0.58)       (0.68)
  per share

Weighted Average      5,619,668    5,000,000   6,312,112    6,312,112   6,360,579    5,350,527
 shares
 outstanding(2)

Total Assets          3,195,082    5,796,468   1,714,844    2,143,821   4,511,304   10,634,418

Long-term Debt          282,599      866,516          --           --   3,872,200    6,708,844
  and Capital Lease
  obligations

Liabilities subject to       --           --   7,564,469    7,929,852          --           --
  Compromise

Shareholders'       (2,089,928)      686,214 (7,404,460)  (6,643,063) (4,409,234)  (1,398,391)
  equity (deficit)

Working Capital     (1,728,843)    (610,247)    (99,108)      959,994 (1,823,426)    1,759,167
(Deficit)

Current Ratio              0.43        0.66         0.93         2.12          --         1.33


* Derived from unaudited financial statements


                    [The remainder of this page left blank intentionally.]
--------

(1)     Includes extraordinary gain of $5,768,405

(2) Common stock equivalents and convertible issues are anti-dilutive and therefore not included in weighted average shares outstanding in the years when the Company incurred losses.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Form 10-K Annual Report may include "forward-looking statements". Any statements regarding the Company's strategies, plans, objectives and expectations, and those of Acculase, Inc.'s and with regard to the Acculase Laser and Laser Delivery System, may be considered forward-looking statements. Although the Company believes that any expectations reflected in any such statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct, and actual results may differ materially from the Company's expectations.

The following discussion and analysis should be read in conjunction with the Selected Financial Data included in Item 6 hereto and to the Consolidated Financial Statements and related Notes included in Item 8 hereto.

FINANCIAL CONDITION

Basis for Preparation of Financial Statements

        The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and, where applicable, in conformity with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990, by the American Institute of Certified Public Accountants ("SOP 90-7").

        Under the provisions of SOP 90-7, the Company was required to adopt fresh start reporting as of May 23, 1995 since the reorganization value (approximate fair value at the date of reorganization) was less than the total of all postpetition liabilities and allowed claims, and holders of existing voting shares before the Effective Date received less than 50% of the voting shares of the emerging entity. Accordingly, the statement of operations for the period ended May 22, 1995 reflects the effects of the forgiveness of debt resulting from the confirmation of the Plan and the effects of the adjustments to restate assets and liabilities to reflect the reorganization value.

        In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the approved Plan. As such, the consolidated financial statements of the Company as of December 31, 1995 and 1996 and for the period from May 23, 1995 to December 31, 1995, and from January 1, 1996 to December 31, 1996, represent that of the Successor Company which, in effect, is a new entity for financial reporting purposes with assets, liabilities, and a capital structure having carrying values not comparable with prior periods. The consolidated balance sheet as of December 31, 1994 and the accompanying consolidated financial statements for the period from January 1, 1995 to May 22, 1995 and the year ended December 31, 1994 represent that of the Predecessor Company.

OUTLOOK FOR 1997

        The Company's business areas continue to improve operationally. In the medical market, the Company signed a contract in July 1996 for ruby lasers for dermatology applications valued at $1.5 million over the next twelve months. Upgrades and redesigns of the ruby product were completed in September, 1997. The Company expects shipment of the ruby laser to expand in the fourth quarter with the Company's OEM customer anticipating FDA approval for hair removal.

        The Company's Analytics Subsidiary in Andover, MA has a substantial backlog approaching $1.0 million as of December 31, 1996. In the third quarter of 1996, the Company received an initial order from a Japanese association of electronics manufacturers subsidized by MITI (Ministry of International Trade and Industry) for development of a diode laser based system for semiconductor process monitoring. The goal of the program is to develop a plasma based etching process on the level of 0.15 micron resolution. The

Company's diode laser system is used to measure, analyze and control the plasma reaction. These systems were installed in the first quarter of 1997. Following beta site testing, additional orders from this customer are expected in late 1997 or early 1998.

        The remainder of this discussion as to operational improvements and cash needs pertains to the Company's scientific and medical divisions only and is exclusive of AccuLase.

        The Company has taken steps to alleviate the cash flow problems including financing through a factor. For the remainder of 1997, the Company expects to generate additional capital through the sale of additional securities or through the sale of one or more of the Company's operations. Management is optimistic that through one or more of these sources, capital will be provided to acquire the inventory needed to reduce the backlog of sales and generate cash.

        Given the current backlog, the new orders pending and the current booking rate, and assuming cash constraints are removed, the Company's scientific and medical divisions, exclusive of AccuLase, could show an operating profit in the third and fourth quarters of 1997. Based on the Company's current budget, the Company can break even with yearly sales of approximately $4 million. The combination of a strong backlog, reduced costs, and tighter controls should have a positive impact on the Company's potential profitability.

RESULTS OF OPERATIONS

Although results of operations are given for 1996, 1995 and 1994, the results of operations in 1995 are not comparable to those of 1994 and prior years due to the Company's adoption of fresh start reporting and the inclusion of AccuLase.

The following table sets forth, for the periods indicated, certain selected financial information as a percentage of total sales:

                                                  %             %              %
                                               1996          1995           1994
                                               ---------------------------------
Sales                                           100           100            100
Cost of Sales                                    80            94             79
Gross Profit                                     20             6             21
Selling, general and                             40            48             25
  administrative expenses
Research and development                         29            36              8
  expenses
Write-off of Related Party Receivable            23            --             --
Write-off of reorganization                      51            --             --
 goodwill
Depreciation and Amortization                    42            28             --
Income (Loss) from operations                 (166)         (105)           (17)
Other Income                                    (5)             2           (15)
Interest Expense                               (14)          (12)            (7)
Extraordinary Income                             --           218             --
Net Income (Loss)                             (185)           103           (39)


Operating income reflects for 1996 a loss on a consolidated basis. Operating expenses include three substantial items, the write-off of $662,775 intercompany loan, the write-off of reorganization goodwill of $1,486,823 and depreciation and amortization of $1,214,876, $712,887 of which is attributed to Acculase. Remaining SG&A expenses of $1,158,841 are LPI alone.

YEAR ENDED DECEMBER 31, 1996

        The results of operations in 1996 are not compared herein to those of 1995 or prior years due to the Company's adoption of fresh start accounting and the acquisition of AccuLase in 1995.

        The company had cash flow problems throughout the entire year. This resulted in the inability to purchase inventory and therefore consummate sales. At year-end there was a sales backlog of $1,200,000 of which approximately $700,000 could have been sold during 1996. The cash flow problems directly resulted in a revenue reduction.

        Many improvements were initiated during 1995 and continued into 1996 as to reduced staffing, product selection, cost controls, budgets, planning, etc. Management believes the financials have not yet fully reflected these accomplishments, but will do so in the future.

        In addition, the Company acquired AccuLase, Inc. as a part of the Plan of Reorganization. This acquisition is in a start-up phase. AccuLase has begun clinical trials. As a result, AccuLase generates no revenues and has a substantial impact on the financials. AccuLase' operations are highlighted separately.

        During the twelve months ended December 31, 1996, the Company recorded a net operating loss of ($4,802,153). As mentioned previously, severe cash flow limitations affected the Company's ability to purchase parts and also affected the cost of parts as quantity discounts could not be realized. Cost of sales was therefore affected accordingly.

        Sales for the year were $2,901,454 which was due to LPI and LAI as AccuLase did not generate revenues. and resulted in a gross margin of $572,155 for LPI only.

        Selling, General and Administration costs totaled $1,158,841, all of which are expensed to LPI alone. Other operating expenses for 1996 included one time charges of $662,755 of intercompany write-off, and $1,486,823 of reorganization goodwill write-off. Depreciation and amortization of $1,214,876 includes $712,887 attributed to Acculase. The Company implemented improvements in medical costs, staffing and rent expense which will be fully realized in 1997. This benefit will be allocated to all departments on a basis consistent with prior allocation policy.

        Research and Development totaled $851,000 including $560,258 for Acculase. The Company's R&D policy during 1996 was to focus on reducing existing product's costs and on product improvement. Due to cash limitations, no new product development was undertaken although several new versions of existing products were developed for OEM applications.

        As previously mentioned, on May 23, 1995, Laser Photonics acquired AccuLase. Since AccuLase was acquired during 1995, there is not any comparable data. The AccuLase Profit & Loss for 1996 included in Laser Photonics consolidation is as indicated:

        Revenue                                                 0
        Cost of Sales                                           0
                                                                -
        Gross Margin                                            0

        Depreciation and Amortization                     712,887
        Research and Development                          560,258
        Interest Expense                                  177,697
Net Income (Loss)                                       (1,450,842)


YEAR ENDED DECEMBER 31, 1995

        The results of operations in 1995 are not compared herein to those of 1994 or prior years due to the Company's adoption of fresh start accounting.

        The company had cash flow problems throughout the entire year, both before and after its Chapter 11 reorganization. This resulted in the inability to purchase inventory and therefore consummate sales. At year-end there was a sales backlog of $708,435 of which approximately $375,000 could have been sold during 1995. The cash flow problems directly resulted in a revenue reduction.

        Many improvements were initiated during 1995 as to reduced staffing, product selection, cost controls, budgets, planning, etc. Management believes the financials have not yet reflected these accomplishments, but will do so in the future.

        In addition, the Company acquired AccuLase, Inc. as a part of the Plan of Reorganization. This acquisition is in a start-up phase. AccuLase is awaiting FDA approval to begin clinical trials. As a result, AccuLase generates no revenues and has a substantial impact on the financials. AccuLase' operations are highlighted separately.

        During the twelve months ended December 31, 1995, the company recorded a loss before extraordinary item of ($3,052,763) exclusive of the gain from reorganization of $5,768,405. As mentioned previously, severe cash flow limitations affected the Company's ability to purchase parts and also affected the cost of parts as quantity discounts could not be realized. Cost of sales was therefore affected accordingly.

        Sales for the year were $1,241,814 prior to confirmation and $1,408,459 post-confirmation and resulted in a gross margin of $161,559 including the AccuLase loss of ($30,174).

        Selling, General and Administration costs totaled $1,262,870, of which none related to AccuLase. The Company maintained its position with regards to SG&A expenses but implemented improvements in medical costs, and rent expense which will be fully realized in 1996. This benefit will be allocated to all departments on a basis consistent with prior allocation policy.

        Research and Development totaled $942,232. The Company's R&D policy during 1995 was to focus on reducing existing product's costs and on product improvement. Due to cash limitations, no new product development was undertaken.

        As previously mentioned, on May 23, 1995, Laser Photonics acquired AccuLase. Since AccuLase was acquired during 1995, there is not any comparable data. The AccuLase Profit & Loss included in Laser Photonics consolidation is as indicated:

        Revenue                                                 0
        Cost of Sales                                      30,174
                                                           ------
        Gross Margin                                     (30,174)

        Depreciation and Amortization                     412,238
        Research and Development                          299,131
        Interest Expense                                  105,942
        Net Income (Loss)                               (847,485)


YEAR ENDED DECEMBER 31, 1994 COMPARED TO DECEMBER 31,1993

        During the twelve months ended December 31, 1994, the Company recorded a net loss of $2,233,829 as compared to a net loss of $3,717,909 for the same period in 1993. A significant decrease in selling, general and administrative expenses ($2,005,748) as well as decreases in the level of expenditures for research and development programs ($753,369), accounted for the reduction in loss, period to period.

        Sales for the year ended December 31, 1994 were $5,714,619 or $375,740 less than the same period in 1993. Medical sales declined by approximately $655,828 when compared to 1993 due to a softening in the medical market and the loss of the Company's distribution contract with Surgilase, Inc.

        Sales of the Company's scientific products decreased by $11,146 for the year ended December 31, 1994 to $3,807,867.

        Gross profit increased by $1,844,774 from ($665,454) in 1993 to $1,179,320 in 1994.

        Selling, general and administrative expenses decreased by $2,005,748, as a result of reduced general and administrative personnel, and reduced advertising, travel and commission expenses.

        Research and development expenses decreased by $753,369 to $477,404 for the year ended December 31, 1994. This decrease was the direct result of reduced development expenditures as the Company changed its engineering focus to concentrate on existing product improvement and cost reduction.

        Interest expense decreased in 1994 by 59% or $581,617 to $406,673, as compared to $988,290 for 1993. This decrease was primarily due to termination of the Orlando facility lease as the Company was not in a position to exercise its purchase option.


LIQUIDITY AND CAPITAL RESOURCES - 1996

        As Of December 31, 1996, cash decreased by $61,086, and working capital decreased by $1,118,596. As previously stated this was due to acquisition of AccuLase current liabilities, AccuLase intercompany obligations to Helionetics, convertible debt (converted to stock in 1996) and an additional inventory reserve as well as long-term debt being classified as short-term.

        Laser Photonics (and AccuLase) net loss totaled $5,357,968 of which $1,450,842 is attributed to AccuLase.

        Net accounts receivable at year end was $383,435. The Company has experienced very little difficulty with collections and feels that an improved collection effort has helped keep accounts receivable at a low level. The Company currently factors receivables

        Net Fixed Assets were $294,842 of which $139,730 is attributed solely to the AccuLase acquisition.

        Current liabilities at year end were $3,011,011. This consists of the inclusion of AccuLase short term liabilities, conversion of long term debt to short term debt and high current liabilities due to the cash flow shortage previously mentioned.

        Long term debt was $282,559 . This is primarily due to the Internal Revenue Service debt, and other priority debts post confirmation and inability to pay debts resulting in reclassification of long-term debt to short-term..

        The Company's plan to resolve its immediate cash needs is through the sale of additional securities and possible through the sale of one or more of the Company's operating units. Discussions are proceeding with several potential investors interested in one or more of the Company's operating units. Management is optimistic that through one or more of these sources, capital will be provided to acquire the inventory needed to reduce the backlog of sales and generate cash. The Company's Acculase subsidiary is receiving capital infusion from its sale of licensing rights to Baxter, and expects to realize further revenues through the sale of lasers to Baxter.

LIQUIDITY AND CAPITAL RESOURCES - 1995

        As of December 31, 1995, cash increased by $11,749, and working capital decreased by $2,798,211. As previously stated this was due to acquisition of AccuLase current liabilities, AccuLase intercompany obligations to Helionetics, convertible debt (converted to stock in 1996) and an additional inventory reserve. In addition, the unsecured debt prepetition was previously treated as long term debt.

        Laser Photonics (and AccuLase) operating loss totaled $2,782,453 of which $847,485 is attributed to AccuLase. The Laser Photonics operating loss increased by only $268,778, even though gross revenue reduced by $3,064,346.

        Accounts receivable at year end was $256,369. The Company has experienced very little difficulty with collections and feels that an improved collection effort has helped keep accounts receivable at a low level.

        Net Fixed Assets were $537,122 of which $324,001 is attributed solely to the AccuLase acquisition.

        Current liabilities at year end were $1,808,126. This consists of the inclusion of AccuLase short term liabilities and the intercompany debt to Helionetics, conversion of long term debt to short term debt and high current liabilities due to the cash flow shortage previously mentioned.

        Long term debt was $866,516 . This is primarily due to the Internal Revenue Service debt, and other priority debts post confirmation.

        The Company's plan to resolve its immediate cash needs includes accounts receivable and inventory financing, perhaps further loans from Helionetics, Inc. and perhaps the sale of additional securities, and/or the exercise of outstanding stock warrants. Management is optimistic that through one or more of these sources, capital will be provided to acquire the inventory needed to reduce the backlog of sales and generate cash.

        The Company needs to consider long term cash needs due to further product enhancement and FDA clinical trials within the Acculase subsidiary. This will have to be resolved through the sale of stock in a secondary offering, joint development with an outside partner or further investment by Helionetics, Inc. Helionetics is obligated by the Plan of Reorganization to fund Acculase through May, 1997.

INFLATION

        The Company does not believe that inflation will have a material impact on its future operations.

SEASONALITY

        The Company's operations are not impacted by seasonality.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company does not conduct business in other than U.S. currency, and does not hold market risk sensitive instruments for trading or other purposes.



               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The response to Part II, Item 8, is submitted as a separate section of this Form 10-K.


                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective February 16, 1996, the Board of Directors of the Company decided to change the Company's independent accountant. The independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements was Corbin & Wertz Certified Public Accountants. The report of Corbin & Wertz covering the Company's 1994 consolidated financial statements contained a going concern qualification. Other than the foregoing, the report on the financial statements of the Company for fiscal 1994 did not contain any adverse opinion or disclaimer of opinion, or was not qualified or modified as to uncertainty, audit scope, or accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        The Company retained the accounting firm of Hein + Associates, LLP, to serve as the Company's principal accountant to audit the Company's financial statements. This engagement was effective March 6, 1996. Prior to its engagement as the Company's principal independent accountant, Hein + Associates, LLP had not been consulted by the Company either with respect to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or on any matter which was the subject of any prior disagreement between the Company and its previous certifying accountant.

                                    PART III
           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company and certain information regarding them are as follows:

                                            Year
                                            Became
Name                  Age                   Director             Position
----                  ---                   --------             --------
Bernard               65                    1995          Director, Chairman
B. Katz(1)                                                       of the Board,

E. Maxwell            60                    1995          Director
Malone

Chaim                 52                    1995          Director and Chief
Markheim                                                  Financial Officer


Steven                41                    1995          Director, President
Qualls                                                    and Chief
                                                          Executive Officer


(1)Mr. Katz resigned as Chairman of the Board and as a Director of Laser Photonics, Inc., and as a Director of Acculase, Inc. on October 9, 1997.

        Each of the Company's directors has been elected or appointed to serve until the next annual meeting of stockholders and until his respective successor has been elected and qualified. The Company's executive officers are elected at each annual meeting of the Board of Directors. There are no family relationships between any directors or any directors or executive officers.

        BERNARD B. KATZ was appointed to the Board of Directors of the Company pursuant to the Plan of Reorganization. Mr. Katz resigned as Chief Executive Officer of the Company effective January 15, 1996. Mr. Katz is a Director of Helionetics, Inc., and has served as Chairman of its Board of Directors for more than the last five years. He is also the spouse of Susan E. Barnes, a principal shareholder of Helionetics, Inc. Mr. Katz received a Certificate of Industrial Management from Wayne State University. He also received a Certificate of Executive Management, from the Graduate School of Business at UCLA, in Los Angeles, California.

        E. MAXWELL MALONE was appointed to the Board of Directors of the Company pursuant to the Plan of Reorganization. Mr. Malone has been a director of Helionetics, Inc. and has served as its Chief Executive Officer for more than the last five years. Mr. Malone holds a degree in Mathematics and a Masters Degree in Mathematical Economics from Southern Illinois University.

        CHAIM MARKHEIM was appointed to the Board of Directors of the Company pursuant to the Plan of Reorganization. Mr. Markheim is a director of Helionetics, Inc. and has served as Helionetics' Chief Operating Officer since May, 1992. Mr. Markheim acted as business consultant to a diversified group of small corporations, including Definicon and Helionetics, from 1986 to 1992. Mr. Markheim is a Certified Public Accountant in the State of California. Mr. Markheim holds a Bachelor of Science Degree in Accounting from California State University, at Northridge.

        STEVEN QUALLS was appointed to the Board of Directors of the Company pursuant to the Plan of Reorganization. Mr. Qualls has been an employee of the Company since 1987. He has served as General Manager since 1993. He has served as a director and Chief Operating Officer since May 1995 and as President and Chief Executive Officer since January 15, 1996. Mr. Qualls previously served as Director of

Corporate Development, and Scientific Sales Manager for the Company. Mr. Qualls holds an MBA from the Crummer Graduate School of Business at Rollins College in Winter Park, Florida, and received a BS in Physics from the University of Central Florida.


                                OTHER INFORMATION

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. The Company was in a Chapter 11 Reorganization proceeding during 1994, and as a result the Company received no filing of such forms. In June, 1996, the Company received an initial report from Helionetics, Inc., its then majority shareholder. The Company has received no other reports.


                         ITEM 11. EXECUTIVE COMPENSATION

        The following tables set forth the annual compensation paid and accrued by the Company during its last three fiscal years to the executive officers to whom it paid in excess of $100,000, including cash and issuance of securities.

SUMMARY COMPENSATION TABLE

                                                            LONG TERM COMPENSATION(1)
                          Annual Compensation               Awards              Payouts
                    -------------------------------  -----------------  ------------------
                                                           Securities
Name                                 Annual    Restricted  Underlying            Other
and                                  Compen-     Stock     Options/    LTIP      Compen-
Position       Year   Salary   Bonus sation      Award(s)  SARs        Payouts   sation
-----------------------------------------------------------------------------------------
Steven Qualls  1996    75,000                             60,000
Pres. & CEO
Paul Cattermole
Pres. & CEO    1994   104,769   -0- 104,769        -0-        -0-       -0-          -0-
               1995   None


SUMMARY COMPENSATION TABLE(1)


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                          Potential
                                                          Realizable Value
                                                          At Assumed Annual     Alternative
                                                          Rates of Stock Price  to (f) and (g):
                                                          Appreciation          Grant Date
                      Individual Grants                   for Option Term       Value
-----------------------------------------------------
(a)            (b)           (c)            (d)    (e)           (f)    (g)            (f)
               Number of     % of
               Securities    Total
               Under-        Options/
               lying         SARs
               Options/      Granted to     Exercise                                    Grant
               SARs          Employees      or Base                                     Date
               Granted       in Fiscal      Price   Expiration                          Present
Name           (#)           Year           ($/Sh)  Date         5% ($)  10%($)         Value $
----------------------------------------------------------------------------------------------
Steven Qualls  60,000        14%            1.50   1/2/06        56,000 143,100
Chaim
   Markheim    50,000        11%            1.50   1/2/06        47,167 119,250



(1) After recognition of the effect of Confirmation of Registrant's Plan of Reorganization.

No stock options were exercised by any executive officer during the Company's 1996 fiscal year.



                               ANNUAL COMPENSATION

NAME AND                                                           OTHER  ANNUAL
PRINCIPAL  POSITION          YEAR           SALARY        BONUS    COMPENSATION
-------------------          ----           ------        -----    ------------
Steven Qualls                1996            75,000       -0-           -0-
Pres. & CEO
Paul Cattermole              1994           104,769       -0-           -0-
Pres. & CEO                  1995           n/a           n/a           n/a



The Company also reimburses all travel, entertainment and auto expenses of the executive officers incurred in connection with activities of the Company.

There are no standard arrangements for compensating Directors, and Directors were not compensated for serving as Directors in 1996.

There are no employment contracts in existence between the Company and its officers or Directors.

                ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT


        The following table sets forth information regarding beneficial ownership as of September 2, 1997, of the Company's common stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each director, by executive officers, and by officers and directors of the Company as group, on the basis that all securities provided to be issued under the Company's Plan of Reorganization, confirmed on May 22, 1995, have been issued.

NAME AND                             NUMBER OF           PERCENTAGE
ADDRESS                               SHARES              OF CLASS
-------                             ----------            --------
Bernard B. Katz (1)(3)              175,000(2)              2.79
6849 Hayvenhurst
Van Nuys, CA 91406

E. Maxwell Malone (1)                   5,000               0.08
2701 Junipero Street
Signal Hill, CA 90806

Chaim Markheim (1)                      5,000               0.08
6865 Flanders Drive, Ste G
San Diego, CA 92121

Steven Qualls                          10,666               0.17
12351 Research Parkway
Orlando, FL 32826

Helionetics, Inc.(1)                1,750,000              27.93
6849 Hayvenhurst
Van Nuys, California
91406


Platinum Partners, L.P.,              600,000               9.21
Hori Capital Management, Inc.
and Calvin G. Hori
One Washington Mall
Boston, MA 02108


(1) Messrs. Bernard B. Katz, E. Maxwell Malone, and Chaim Markheim are Directors of the Company, and are also three of the five Directors of Helionetics, Inc., formerly the Company's principal shareholder.

(2) These shares are held by Susan Barnes, the wife of Bernard B. Katz, as her sole and separate property, and Ms. Barnes specifically disclaims any affiliate status, voting arrangement, or understanding with Mr. Katz with respect to these shares.

(3) Mr. Katz resigned from the Board of Directors and as Chairman of Laser Photonics, Inc., and as a Director of Acculase, Inc. on October 9, 1997.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1.      Officers and Directors Relationships

        Bernard Katz, Chairman of the Board of Directors of the Company, is also Chairman of the Board of Directors of Helionetics, Inc., formerly the Company's majority shareholder, and currently its principal shareholder. E. Maxwell Malone and Chaim Markheim, Directors and Officers of the company, are Chief Executive Officer and Chief Operating Officer, respectively, as well as Directors, of Helionetics, Inc. Helionetics, Inc. is currently operating inside a Chapter 11 reorganization proceeding, as debtor-in-possession.

2.      Conversion of Convertible Debt.

        In 1995, the Company sold an aggregate of $600,000 in six month convertible, secured Notes in a private transactions to offshore corporations.

        As additional consideration, Laser Photonics issued transferable 5 year Warrants attached to the Notes, for an aggregate of 500,000 shares of Laser Photonics common stock, exercisable at an exercise price of $0.625 per share, with antidilution protection, callable in whole or in part at the option of the Company at $0.01 per Warrant. These warrants expired in 1995 due to the Company's meeting of certain filing requirements. The Noteholders were also granted a transferable one year option to purchase 134,000 additional shares at $2.25 per share, 134,000 shares at $3.00 per share, and 137,000 shares at $3.75 per share, to be delivered either by Laser Photonics, or by Helionetics at its option.

        On February 1, 1996, the notes, representing the principal of said note and accrued interest thereon, were converted into an aggregate 538,583 shares of the Company's Common Stock at a conversion price of $0.96 per share, which shares were issued to the Noteholders pursuant to exemption from registration under the Securities Act of 1933. At the same time, an additional 30,000 shares were issued for payment of past due consulting services valued at $60,000.

3.      Key Man Option Plan

        On January 2, 1996, the Company adopted The Laser Photonics, Inc. 1995 Non Qualified Option Plan for key employees, officers, directors and consultants, and provided for up to 500,000 options to be issued thereunder. The option exercise price is not less than 100 percent of market value on the date granted, 40% of granted Options vest immediately, and may be exercised immediately; 30% vest and may be exercised beginning 12 months after grant; and the remaining 30% vest and may be exercised beginning 24 months from Grant.

        No options may be exercised more than ten years after grant, options are not transferable (other than at death), and in the event of complete termination "For Cause" (other than death or disability) or ""Voluntary" termination, all "unvested" options automatically terminate.

        On January 2, 1996, a total of 335,000 options were issued at an option exercise price of $1.50 per share to directors and to certain key employees and consultants.

        On July 1, 1997, a total of 108,500 Options were issued at an option price of $1.00 per share to certain key officers, directors, employees and consultants.

The following chart outlines the options granted to certain officers aid directors, and key employees as a group, and outstanding at September 2, 1997:

                                         Options
                          Options       Exercised        Exercise             Date
                          Granted     as of 9/2/97        Price              Granted
                          -------     ------------        -----              -------
Bernard B. Katz, Director   50,000           0            $1.50         February 1, 1996
    Chairman of the Board
E. Maxwell Malone,          50,000           0            $1.50         February 1, 1996
    Director
Chaim Markheim, CFO         50,000           0            $1.50         February 1, 1996
Steven Qualls, CEO          60,000           0            $1.50         February 1, 1996
Ray Hartman, President      60,000           0            $1.50         February 1, 1996
    of Acculase
Key Employees and           65,000           0            $1.50         February 1, 1996
    Consultants
Key Employees and          108,500           0            $1.00             July 1, 1997
    Consultants


4.      Issuance of Shares to Possible Affiliates.

        On February 14, 1996, the Company issued privately, 25,000 shares of the Company's Common Stock to Susan E. Barnes. Ms. Barnes is the wife of Bernard B. Katz, (Director and Chairman of the Board of Laser Photonics, Inc. and Helionetics, Inc.), and is a principal shareholder of Helionetics. The shares were issued to Ms. Barnes in consideration for her personal guaranty of $81,000 in lease obligations associated with the Company's Andover facility lease. On October 16, 1996, an additional 100,000 shares of the Company's Common Stock were privately issued to Susan E. Barnes in connection with her further personal guaranty of the Andover lease and lease extension, after the lease went into default and the landlord was threatening immediate eviction. This second personal guaranty was secured by a pledge of 391,360 shares of her personally owned Helionetics, Inc. Common Stock. On February 14, 1996, the Company agreed to issue to Susan E. Barnes, 50,000 shares of the Company's Common Stock for services she arranged to provide in connection with raising $1.5 million to finance the Company's emergence from Chapter 11, at a value of $1.00 per share. Ms. Barnes may be deemed an "affiliate" of the Company, but disclaims the status of an "affiliate".

5.      Issuance of Shares to Key Employees and Consultants

        During fiscal 1996, the Company issued 52,500 shares in exempt transactions to key employees and consultants for services rendered. The Company recognized aggregate consideration of $78,750 on its books and records in the form of services rendered, in exchange for an issuance of these shares. Included were issuances to officers and directors for services rendered as follows:

                      Steven Qualls          10,000 shares
                      Chaim Markheim          5,000 shares
                      E. Maxwell Malone       5,000 shares


                                SUBSEQUENT EVENTS

1. During the second quarter of fiscal 1997, a total of 75,000 shares of Laser Photonics, Inc. Common Stock were privately issued to key employees and outside consultants to Acculase, Inc., for services rendered. In addition, options to acquire 250,000 shares of Laser Photonics, Inc. Common Stock at an exercise price of $0.50 per share and having a five year term, were issued, contingent upon certain performance contingencies in the future, to Raymond Hartman, the President of Acculase, Inc.

2. In September of 1997, the Company privately sold a total of 579,500 restricted shares of its common stock in a private placement to 20 accredited investors at a price of $1.25 per share. These funds were used in part to pay outside auditors in order to complete the Company's audit, to make a partial payment on delinquent Federal and State taxes outstanding, and to make payments on other outstanding bills.

3.      Private Issuance of Shares for Acculase Debt

        In September of 1997, Pennsylvania Merchant Group, Ltd. ("PMG"), purchased from Helionetics, Inc., with approval of the Federal Bankruptcy Court in the pending Helionetics Chapter 11 Bankruptcy proceeding, all Acculase debt owed by Acculase to Helionetics, Inc., including a $1,991,440 secured claim as of December 31 1996 (hereinafter the "Acculase Claims"), for a purchase price of one million dollars.

        PMG has now offered to sell the purchased debt to Laser Photonics, Inc., in consideration for 800,000 shares of Laser Photonics, Inc. Common Stock, to be issued privately to PMG or its designees. The Board of Directors of the Company has approved this transaction, and it is now in the process of being consummated.

4. On October 9, 1997, in satisfaction of all compensation owed by the Company to K.B. Equities, Inc. for the consulting services provided through K.B. Equities, Inc. and rendered by Bernard B. Katz to the Company in 1997, the Board of Directors granted 100,000 options to acquire 100,000 shares of Laser Photonics, Inc. Common Stock to K.B. Equities, Inc., at an exercise price of $0.75 per share, and having a term of seven years. K.B. Equities, Inc. is owned 100% by Susan Barnes, the wife of Bernard Katz. Mr. Katz resigned from the Board of Directors of Laser Photonics, Inc. and Acculase, Inc. on October 9, 1997. The Board does not anticipate utilizing the consulting services through K.B. Equities, Inc. in the future.


[The remainder of this page left blank intentionally.]

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

     (a)(1)    List of Financial Statements

               The following financial statements of Laser Photonics, Inc. are included in Item 8:

               Balance Sheets at December 31, 1996 and 1995.

               Statement of Operations - for the year ended December 31, 1996, the period from May 23, 1995 through December 31, 1995, the period from January 1, 1995 through May 22, 1995 and for the year ended December 31, 1994.

               Statements of Shareholders' Equity (Deficit) - for the year ended December 31, 1996, the period from May 23, 1995 through December 31, 1995, the period from January 1, 1995 through May 22, 1995 and for the year ended December 31, 1994.

               Statements of Cash Flows - for the year ended December 31, 1996, the period from May 23, 1995 through December 31, 1995, the period from January 1, 1995 through May 22, 1995, and for the year ended December 31, 1994.

               Notes to Financial Statements.

        (2) The following schedule for the years 1996, 1995 and 1994 are submitted herewith:

               Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The financial statements and financial statement schedules are filed as a separate section to this Form 10-K.

        (3)    Exhibits required to be filed by Item 601 of Regulation S-K.
        (3)(i) Articles of Incorporation, as Amended*
        (3)(ii)Bylaws *

        10.1   Lease Agreement Andover Plant *
        10.2   Lease Agreement Orlando Plant *
        10.3   Lease Agreement, Acculase San Diego Facility *
        10.4   Patent License Agreement between Company and Patlex Corporation *
        10.5   Agreements between Acculase and Baxter Healthcare Corporation:

               These Agreements have been filed separately with the Secretary of the SEC under seal, with a request that the Agreements be given "Confidential Treatment".

        21.    List of Subsidiaries of Registrant

        Name                        Address
        ----                        -------
        Laser Analytics             10 Upton Drive
                                    Wilmington, MA 01887

        Acculase, Inc.              6865 Flanders Drive, Suite G
                                    San Diego, CA  92121

        27.    Financial Data Schedule

        99(i)   Registrant's Third Amended Plan of Reorganization *
        99(ii)  Order Confirming Registrant's Third Amended Plan of
                Reorganization, as modified *
        99(iii) Letter of March 22, 1995 from Coopers & Lybrand, directed to
                Laser Photonics, Inc. *

* Incorporated by reference to Exhibits filed with Form 10-K for the Registrant's 1994 or 1995 fiscal year.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASER PHOTONICS, INC.



By /s/ STEVEN A. QUALLS
   -----------------------------
   Steven A. Qualls
   Chief Executive Officer

Date: October 10, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                               DATE
---------                    -----                               ----
                             Chief Financial Officer
                             Director
/s/ Chaim Markheim
----------------------
Chaim Markheim                                                   October 10, 1997

                             President and
                             Chief Executive Officer
/s/ Steven Qualls            Director
----------------------
Steven Qualls                                                    October 10, 1997


/s/ E. Maxwell Malone        Director                            October 10, 1997
----------------------
E. Maxwell Malone


                             Controller
/s/ Robert Gibson            Principal Accounting Officer
----------------------
Robert Gibson                                                    October 10, 1997


                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                      PAGE
                                                                                                      ----
INDEPENDENT AUDITOR'S REPORT- HEIN + ASSOCIATES LLP....................................................F-2

INDEPENDENT AUDITOR'S REPORT - Corbin & Wertz..........................................................F-3

CONSOLIDATED BALANCE SHEETS - December 31, 1996 and 1995...............................................F-4

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Year ended December 31, 1996, the Period from May 23, 1995 through December 31, 1995, the Period from January 1, 1995 through May 22, 1995 and for
            the year ended December 31, 1994...........................................................F-5

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - For the Year ended
            December 31, 1996, the Period from May 23, 1995 through December 31,
            1995, the Period from January 1, 1995 through May 22, 1995 and for the year ended December 31, 1994...........................................................F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Year ended December 31, 1996, the Period from May 23, 1995 through December 31, 1995, the Period from January 1, 1995 through May 22, 1995 and for
            the year ended December 31, 1994...........................................................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................................................F-9


                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Laser Photonics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Laser Photonics, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1996, and the periods from May 23, 1995 through December 31, 1995, and January 1, 1995 through May 22, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Photonics, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, and the periods from May 23, 1995 through December 31, 1995, and January 1, 1995 through May 22, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1, on May 22, 1995, the U.S. Bankruptcy Court entered an order confirming the Company's Plan of Reorganization. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods.

Our audits referred to above include audits of the financial statement schedule listed under Item 14(a)(2) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
September 5, 1997, except for the second to the last paragraph of Note 12 which is as of September 23, 1997 and the last paragraph of Note 12 which is as of September 30, 1997.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Laser Photonics, Inc. and Subsidiary


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Laser Photonics, Inc. and subsidiary (the "Company") (as a debtor-in-possession pending approval for reorganization under Chapter 11 of the U.S. Bankruptcy Code as of May 13, 1994 - see Note 1) for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the operations and cash flows of Laser Photonics, Inc. and subsidiary for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

We have also audited Schedule II for the year ended December 31, 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Laser Photonics, Inc. and subsidiary will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company filed a voluntary petition for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code on May 13, 1994. The Plan was confirmed on May 12, 1995. The Company has lost several significant customers and its operations do not generate sufficient cash flow to meet its anticipated future obligations. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Irvine, California
July 31, 1995

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                         ----------------------------
                                                                              1996            1995
                                                                         -------------   ------------
                                         ASSETS
CURRENT ASSETS:
      Cash                                                                $      --      $    61,086
      Accounts receivable, net of allowance for doubtful accounts of
            $100,000 in 1996 and 1995                                         383,435        256,369
      Inventories                                                             891,011        855,864
      Prepaid expenses and other assets                                         7,722         24,560
                                                                          -----------    -----------
                  Total current assets                                      1,282,168      1,197,879

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
      $389,382 and $162,892 in 1996 and 1995, respectively                    294,842        537,122

PATENT COSTS, net of accumulated amortization of $15,612 and
      $7,259 in 1996 and 1995, respectively                                    67,260         75,613

EXCESSOF COST OVER NET ASSETS OF ACQUIRED COMPANIES, net of accumulated amortization of $822,830 and $303,148 in 1996 and
      1995, respectively                                                    1,515,739      2,035,421

REORGANIZATION GOODWILL, net of accumulated amortization
      of $2,137,025 and $222,600 in 1996 and 1995, respectively                  --        1,914,425

OTHER ASSETS                                                                   35,073         36,008
                                                                          -----------    -----------

TOTAL ASSETS                                                              $ 3,195,082    $ 5,796,468
                                                                          ===========    ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Notes payable - current portion                                     $   696,453    $    97,191
      Accounts payable                                                        698,286        680,456
      Accrued payroll and related expenses                                    670,481        352,558
      Other accrued liabilities                                               945,791        677,921
                                                                          -----------    -----------
                  Total current liabilities                                 3,011,011      1,808,126

NOTES PAYABLE, less current portion                                           282,559        866,516

CONVERTIBLE DEBENTURES                                                           --          500,000

DUE TO RELATED PARTY                                                        1,991,440      1,935,612
                                                                          -----------    -----------

                  Total liabilities                                         5,285,010      5,110,254
                                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 8 and 11)

STOCKHOLDERS' EQUITY (DEFICIT):
      Common stock, $.01 par value; 10,000,000 shares authorized,
         6,162,583 and 5,000,000 shares outstanding in 1996 and 1995,
         respectively                                                          61,626         50,000
      Additional paid-in capital                                            5,330,228      2,760,028
      Accumulated deficit                                                  (7,481,782)    (2,123,814)
                                                                          -----------    -----------
                  Total stockholders' equity (deficit)                     (2,089,928)       686,214
                                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $ 3,195,082    $ 5,796,468
                                                                          ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         PERIOD FROM    PERIOD FROM
                                                         MAY 23,1995     JANUARY 1,
                                           YEAR ENDED       TO            1995 TO       YEAR ENDED
                                           DECEMBER 31,  DECEMBER 31,      MAY 22,       DECEMBER 31,
                                             1996           1995            1995           1994
                                         ------------  -------------    ------------   -------------
SALES                                     $ 2,901,454    $ 1,408,459    $ 1,241,814    $ 5,714,619
                                          -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
      Cost of sales                         2,329,299      1,282,155      1,206,559      4,535,299
      Selling, general and
            administrative                  1,158,841        566,805        696,065      1,446,807
      Research and development                850,993        806,021        136,211        477,404
      Bad debt expense related to
            Related Party receivable          662,775           --             --             --
      Write off of reorganization
            goodwill                        1,486,823           --             --             --
      Depreciation and amortization         1,214,876        695,900         43,010        253,312
                                          -----------    -----------    -----------    -----------
                                            7,703,607      3,350,881      2,081,845      6,712,822
                                          -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                       (4,802,153)    (1,942,422)      (840,031)      (998,203)
                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
      Unrealized loss on available-for-
            sale-securities                      --             --             --         (256,577)
      Interest expense                       (392,000)      (150,109)      (175,677)      (406,673)
      Reorganization expense                     --             --             --         (602,318)
      Other, net                             (163,815)       (31,283)        86,759         29,942
                                          -----------    -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY
      ITEM                                 (5,357,968)    (2,123,814)      (928,949)   (2,233,829)
                                           -----------    -----------    -----------    -----------
      Extraordinary item - gain from
            reorganization                       --             --        5,768,405          --
                                          -----------    -----------    -----------    -----------
NET INCOME (LOSS)                         $(5,357,968)   $(2,123,814)   $ 4,839,456    $(2,233,829)
                                          ===========    ===========    ===========    ===========
LOSS PER SHARE                            $     (0.95)   $     (0.42)
                                          ===========    ===========
WEIGHTED AVERAGE SHARES                     5,619,668      5,000,000
                                          ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM JANUARY 1, 1994 THROUGH DECEMBER 31, 1996


                                                             COMMON STOCK           ADDITIONAL
                                                       -------------------------      PAID-IN        ACCUMULATED
                                                         SHARES         AMOUNT        CAPITAL          DEFICIT            TOTAL
                                                       ---------    ------------    ------------    ------------    -------------
Balances, January 1, 1994                              6,312,112    $     63,121    $ 11,318,259    $(15,790,614)   $ (4,409,234)

   Net loss                                                 --              --              --        (2,233,829)     (2,233,829)
                                                       ---------    ------------    ------------    ------------    -------------
Balances, January 1, 1995                              6,312,112          63,121      11,318,259     (18,024,443)     (6,643,063)

   Net income                                               --              --              --         4,839,456       4,839,456
   Elimination of old stockholders' interest, and
      accumulated deficit                             (6,312,112)        (63,121)    (11,318,259)     13,184,987       1,803,607
   Issuance of new shares                              5,000,000          50,000       2,760,028            --         2,810,028
                                                       ---------    ------------    ------------    ------------    -------------
Balances, May 22, 1995                                 5,000,000          50,000       2,760,028            --         2,810,028

   Net loss                                                 --              --              --        (2,123,814)     (2,123,814)
                                                       ---------    ------------    ------------    ------------    -------------
Balances, December 31, 1995                            5,000,000          50,000       2,760,028      (2,123,814)        686,214

   Conversion of convertible debentures and
      related accrued interest                           538,583           5,386         519,896            --           525,282
   Exercise of stock options                             268,000           2,680         700,820            --           703,500
   Stock issued for prior year services                  148,500           1,485         171,640            --           173,125
   Stock issued for rent                                  30,000             300          59,700            --            60,000
   Stock issued as compensation                          177,500           1,775         264,475            --           266,250
   Capital contribution from Helionetics                    --              --           853,669            --           853,669
   Net loss                                                 --              --              --        (5,357,968)     (5,357,968)
                                                       ---------    ------------    ------------    ------------    -------------
Balances, December 31, 1996                            6,162,583    $     61,626    $  5,330,228    $ (7,481,782)   $ (2,089,928)
                                                       =========    ============    ============    ============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         PERIOD
                                                                          Period          FROM
                                                                           From         JANUARY 1,
                                                                        May 23,1995       1995
                                                         Year Ended      Through         THROUGH      YEAR ENDED
                                                         December 31,   December 31,      MAY 22,     DECEMBER 31,
                                                             1996          1995            1995          1994
                                                         -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                  $(5,357,968)   $(2,123,814)   $ 4,839,456    $(2,233,829)
      Adjustments to reconcile net income (loss)
            to net cash used in operating activities:
                  Depreciation and amortization            1,214,876        695,900         43,010        253,312
                  Write off of reorganization
                       goodwill                            1,486,823           --             --             --
                  Bad debt expense related to
                       Related Party receivable              662,775           --             --             --
                  Allowance for doubtful accounts               --         (141,200)        23,604        141,941
                  Loss on disposal of property and
                       equipment                                --             --             --            9,674
                  Stock issued to pay interest                25,282           --             --             --
                  Stock issued to pay rent                    60,000           --             --             --
                  Stock issued as compensation               266,250           --             --             --
                  Gain on sale of marketable
                       securities                               --          (86,759)          --             --
                  Unrealized loss on marketable
                       securities                               --             --             --          256,577
                  Gain on reorganization                        --             --       (5,768,405)          --
                  Changes in operating assets and
                       liabilities:
                             Accounts receivable            (127,066)       296,348         70,808         45,953
                             Inventories                     (35,147)       312,874        (31,422)       732,240
                             Prepaid expenses and
                                   other assets               16,838         37,838        (10,552)        65,839
                             Accounts payable                 17,830        382,733         89,779        102,609
                             Accrued payroll and
                                   related expenses          317,923        167,940         33,928           --
                             Other accrued liabilities       440,995       (899,812)       693,704        754,423
                             Liabilities subject to
                                   compromise                   --             --             --         (969,364)
                             Due to parent company              --         (199,189)          --             --
                                                         -----------    -----------    -----------    -----------
            Net cash used in operating activities         (1,010,589)    (1,557,141)       (16,090)      (840,625)
                                                         -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of property and equipment                 (16,024)        (4,702)       (17,286)       (13,633)
      Proceeds from disposal of property and
            equipment                                           --             --             --            5,880
      Acquisition of patents                                    --          (11,845)          --             --
      Advances to Parent Company                            (292,900)          --             --             --
      Proceeds from sale of marketable securities               --          150,701           --             --
      Other assets                                              --             --             --           49,594
                                                         -----------    -----------    -----------    -----------
            Net cash provided by (used in)
                  investing activities                      (308,924)       134,154        (17,286)        41,841
                                                         -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on liabilities subject to
            compromise                                          --             --             --           (9,126)
      Proceeds from notes payable                             92,952        500,000           --             --
      Payments on notes payable                              (67,647)       (31,888)          --             --
      Capital contributions from Parent Company              529,622           --             --             --
      Decrease in debt issuance costs                           --             --             --          327,318
      Proceeds from exercise of stock options                703,500           --             --             --
      Cash proceeds from issuance of new shares                 --             --        1,000,000           --
                                                         -----------    -----------    -----------    -----------
            Net cash provided by financing
                  activities                               1,258,427        468,112      1,000,000        318,192
                                                         -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                              (61,086)      (954,875)       966,624       (480,592)
CASH, at beginning of period                                  61,086      1,015,961         49,337        529,929
                                                         -----------    -----------    -----------    -----------
CASH, at end of period                                    $     --      $    61,086    $ 1,015,961    $    49,337
                                                         ===========    ===========    ===========    ===========


                                   (continued)

                                                                            PERIOD
                                                                Period       FROM
                                                                 From      JANUARY 1,
                                                               May 23,1995    1995
                                                  Year Ended    Through      THROUGH   YEAR ENDED
                                                  December 31, December 31,   MAY 22,  DECEMBER 31,
                                                      1996        1995        1995        1994
                                                  -----------  -----------  ---------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH
      FLOW  INFORMATION:
      Cash paid during the year for:
            Interest                               $ 189,021   $ 204,260   $  169,125   $ 17,622
                                                   =========   =========   ==========   ========
            Income taxes                           $    --     $    --     $    --      $   --
                                                   =========   =========   ==========   ========
      Reorganization items:
            Elimination of old equity              $    --     $    --     $8,500,961   $   --
            Record fixed assets at fair value           --          --       (425,834)      --
            Contribution of AccuLase assets and
                  liabilities                           --          --        892,882       --
            Reorganization goodwill                     --          --      2,136,829       --
            Elimination of debt                         --          --      6,343,613       --
            Other                                       --          --        487,567       --
      Non-cash financing transactions:
            Conversion of convertible debentures
                  to common stock                  $ 500,000   $    --     $    --      $   --
                                                   =========   =========   ==========   ========
            Stock issued for accrued prior year
                  services                         $ 173,125   $    --     $    --      $   --
                                                   =========   =========   ==========   ========
            Reclassification of Helionetics        $ 324,047   $    --     $    --      $   --
                                                   =========   =========   ==========   ========
                  advances to Additional Paid-in
                  Capital


The accompanying notes are an integral part of these consolidated financial statements.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND NATURE OF OPERATIONS:

        Nature of Operations - Laser Photonics, Inc. and subsidiaries (the Company) is principally engaged in the development, manufacture and marketing of laser systems and accessories for medical and scientific applications and, through its 76% owned subsidiary, AccuLase, Inc., is developing excimer laser and fiber optic equipment and techniques directed toward the treatment of coronary heart disease.

        As of December 31, 1996, the Company was a 61% owned subsidiary of Helionetics, Inc. (Helionetics). Subsequent to December 31, 1996, Helionetics sold 2,000,000 shares of the Company's common stock, thereby reducing its ownership to 25% as of September 5, 1997.

        Bankruptcy Filing and Plan of Reorganization - On May 13, 1994, the Company filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Middle District of Florida (the Bankruptcy Court) for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the Bankruptcy Code). The Company was subsequently authorized to conduct its business operations as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

        On May 22, 1995, the Company's Plan of Reorganization (the Plan) was confirmed by the Bankruptcy Court. The implementation of the terms of the Plan resulted in the Company's adoption of "fresh start" accounting as described in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The Plan included, among other things, the following provision:

        (a) Helionetics paid the Company $1,000,000 in cash, $215,000 in expenses, and transferred to the Company all of Helionetics' rights and interest in and to 76.1% of the common stock of AccuLase, Inc. In addition, Helionetics committed to fund the cost of research and development of AccuLase's excimer laser technology for a minimum of two years from the effective date. In exchange for the foregoing consideration, the Company issued to Helionetics shares of the Company's new common stock such that, following the issuance of all stock to be issued under the Plan, Helionetics owned 75% of new common stock of the Company.

        (b) In exchange for the forgiveness of certain unsecured debt, the Company issued to unsecured creditors shares of the Company's new stock such that, following the issuance of all new stock to be issued under the Plan, the unsecured creditors owned 20% of new common stock of the Company.

        (c) The existing shareholders of the Company had their shares canceled in exchange for the issuance of shares of the Company's new common stock equal to 5% of the new common stock of the Company.

        The acquisition of AccuLase has been accounted for as a purchase and the results of operations of AccuLase have been included in these consolidated financial statements since May 23, 1995.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Fresh Start Reporting - Under the provisions of SOP 90-7, the Company is required to adopt fresh start reporting as of May 22, 1995 since the reorganization value (approximate fair value at the date of reorganization) was less than the total of all postpetition liabilities and allowed prepetition claims, and holders of existing voting shares before the effective date received less than 50% of the voting shares of the emerging entity. Accordingly, the statement of operations for the period ended May 22, 1995 reflects the effects of the forgiveness of debt resulting from confirmation of the plan of reorganization and the effects of the confirmation of the Plan and the effects of the adjustments to restate assets and liabilities to reflect the reorganization value of reorganized Laser Photonics, Inc.

        In adopting fresh start reporting, the Company was required to determine its reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value is based upon the consideration given by Helionetics to acquire a 75% interest in the Company. The purchase price of $1,894,122 was determined based upon cash paid and the carrying value of the 76.1% interest in AccuLase owned by Helionetics.

        All assets and liabilities are restated to reflect their reorganization value in accordance with procedures specified in Accounting Principles Board Opinion 16 "Business Combinations" (APB 16) as required by SOP 90-7. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets has been classified as reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Goodwill") and was being amortized over five years. Because of the magnitude of the Company's losses since emerging from bankruptcy the balance was written off as of December 31, 1996.

        In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the approved plan. As such, the consolidated financial statements of the Company as of December 31, 1995 and for the seven and one half months then ended represent that of the Successor Company which, in effect, is a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods. The accompanying consolidated financial statements for the five and one half months ended May 22, 1995 represent that of the Predecessor Company.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Laser Analytics, Inc., and AccuLase, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        Statement of Cash Flows - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

        Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

        Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123) which the Company adopted January 1, 1996. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

        Revenue Recognition - Revenues are recognized upon shipment of products to customers.

        Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method.

        Property and Equipment - Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depre ciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

        Intangible Assets - Patents are carried at cost less accumulated amortization which is calculated on the straight-line basis over the estimated useful lives of the assets, which is twelve years. Reorganization goodwill represents the portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets. The balance was being amortized over 5 years. Because of the magnitude of the Company's losses since emerging from bankruptcy, the balance of $1,486,823 was written off as of December 31, 1996.

        Excess of cost over net assets of acquired companies represents the goodwill recorded by Helionetics for the purchase of AccuLase that has been "pushed down" to the Company. The balance is being amortized over 5 years.

        Accrued Warranty Costs - Estimated warranty costs are provided for at the time of sale of the warranted product. The Company extends warranty coverage for one year from the time of sale.

        Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, obsolescence of inventories, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets, due from Parent company, and allowance for warranty costs, penalties and interest for delinquent payroll taxes and penalties for ERISA violations. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

        Research and Development - Research and development costs are charged to operations in the period incurred.

        Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, the credit risk amounts shown do not take into account the value of any collateral or security.

        The Company operates primarily in one industry segment and a geographic concentration exists because the Company's customers are generally located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

        Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the financial statements at December 31, 1996.

        Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Loss Per Share - Loss per share for the Successor Company is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents have been excluded from the computation because their effect would be antidilutive. The earnings
        (loss) per share prior to reorganization is not presented as the results are not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Impact of Recently Issued Standards - In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FAS 128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FAS 128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Adoption of the standard would have no impact on the financial statements.

        Reclassification - Certain reclassifications have been made to conform 1995 and 1994 financial statements to the presentation in 1996. The reclassifications had no effect on net income.


3.      BASIS OF PRESENTATION:

        The consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is doubt about the Company's ability to continue as a going concern because of the magnitude of its losses since emerging from bankruptcy ($5,214,264 and $2,123,814 in the periods ended December 31, 1996 and 1995) resulting in a total stockholders' deficit of $1,806,289 as of December 31, 1996. In addition, the Company is delinquent in remitting federal and state payroll taxes and is in violation of several ERISA provisions. The Company's continued existence is dependent upon its ability to raise substantial capital, to increase sales and to significantly improve operations.

        Management has taken several actions in response to these conditions. In July 1997, AccuLase entered into a Master Technology Agreement with Baxter Healthcare Corporation (See Note 12) under which AccuLase will receive $1,550,000 plus purchase commitments and future royalty payments. In August 1997, the Company authorized the sale of 750,000 shares of common stock in a private placement (See Note 12). As of September 5, 1997, the Company has sold 579,500 shares for $724,375. The Company also has received a commitment from an investment banker for a private placement (See Note 12). The Company has authorized the sale of the assets of Laser Photonics, Inc. and Laser Analytics, Inc. or the closure of its Florida operations. Management believes that these actions will allow the Company to continue as a going concern.

        Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.      INVENTORIES:

        Inventories are as follows:

                                              DECEMBER 31,
                                     --------------------------
                                         1996           1995
                                     -----------    -----------
        Raw materials                $ 1,306,420    $ 1,659,085
        Work-in-process                  456,330        577,972
        Finished goods                   124,560         65,807
                                     -----------    -----------
                                       1,887,310      2,302,864
        Allowance for obsolescence      (996,299)    (1,477,000)
                                     -----------    -----------
                                     $   891,011    $   855,864
                                     ===========    ===========


5.      PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following:


                                             DECEMBER 31,
                                        ----------------------
                                           1996         1995
                                        ---------    ---------
        Machinery and equipment         $ 651,471    $ 662,977
        Furniture and fixtures             32,753       37,037
                                        ---------    ---------
                                          684,224      700,014
        Less accumulated depreciation    (389,382)    (162,892)
                                        ---------    ---------

                                        $ 294,842    $ 537,122
                                        =========    =========


6.      OTHER ACCRUED LIABILITIES:

        Other accrued liabilities consists of the following:

                                         DECEMBER 31,
                                    -------------------
                                      1996       1995
                                    --------   --------
        Customer deposits           $308,408   $ 44,925
        Accrued professional fees    127,842    169,984
        Accrued property taxes       113,721     87,617
        Other accrued liabilities    395,820    375,395
                                    --------   --------
                                    $945,791   $677,921
                                    ========   ========

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      NOTES PAYABLE, LONG-TERM DEBT, AND CONVERTIBLE DEBENTURES:

        Notes payable and long-term debt consists of the following:


                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                    1996       1995
                                                                                 ---------    ---------
        Notes payable - unsecured creditors, interest at prime rate, quarterly interest only payments beginning October 1, 1995, principal due
        October 1, 1999, unsecured                                               $ 282,559    $ 282,559

        Notes payable - unsecured creditors, interest at prime rate, quarterly interest only payments beginning October 1, 1995, principal due
        October 1, 1999, unsecured.  Payments past due                             165,298      165,298

        Note payable - creditor, interest 10%, monthly interest only payments through May 5, 1997, thereafter monthly interest and principal payments of $6,384 through May 1999, unsecured
        Payments past due                                                          138,368      138,368

        Note payable - U.S. Treasury, interest 9%, payable in monthly principal and interest installments of $5,000 through December
        1999, unsecured.  Payments past due                                        158,387      201,978

        Notes payable - various creditors, interest at 9%, payable in various monthly principal and interest installments through July 2000,
        unsecured.  Payments past due                                               69,234       83,223

        Note payable - creditor, interest at 9%, payable in monthly principal and interest installments of $1,258 through January 2001,
        collateralized by personal property of the Company.  Payments past
        due                                                                         50,583       60,640

        Note payable - bank, interest at 9.75%, payable in monthly principal and interest installments of $636 through February 1999, unsecured
        Payments past due                                                           21,641       21,641

        Note payable - factor, interest at 36.5%, due on demand, secured
        by all assets of the Company (Note 11)                                      76,150       10,000

        Note payable - other, no interest, due on demand, unsecured                 16,792         --
                                                                                 ---------    ---------
                                                                                   979,012      963,707
        Less current maturities                                                   (696,453)     (97,191)
                                                                                 ---------    ---------
                                                                                 $ 282,559    $ 866,516
                                                                                 =========    =========

        As a result of the past due payments on some of the notes listed above, the notes are callable at the option of the holder. Therefore, these notes have been classified as current. Aggregate maturities required on long-term debt at December 31, 1996 are due in future years as follows:



                        1999                        $282,559
                      --------                      --------
                                                    $282,559
                                                    ========

        In July and November 1995, the Company sold an aggregate of $500,000 in six month convertible, secured notes in a private transaction to four offshore corporations. Of the resulting proceeds, $300,000 was retained by the Company, $100,000 was paid to Helionetics in compensation for its corporate guarantee and pledge of collateral, and $100,000 was paid to Helionetics toward the accruing Helionetics debt owed by the Company to Helionetics.

        The notes bear interest at 12% per annum, with principal and interest all due and payable on maturity. The notes are collateralized by the corporate guarantee of Helionetics, the Company's parent, coupled with a pledge of 300,000 shares of Tri-lite, Inc. (a subsidiary of Helionetics) stock and 500,000 shares of the Company's common stock held by Helionetics.

        The notes provide that the holders may convert into an aggregate of 512,500 shares of the common stock of the Company, at a conversion price of $0.96 per share. In January and April 1996, the notes were converted to shares of common stock of the Company.


8.      DUE TO/FROM PARENT COMPANY:

        The amounts financed by Helionetics are due on demand with interest at the prime rate plus 2%. (See Note 12)

        Helionetics is a defendant in class action litigation seeking substantial damages allegedly resulting from the purported violation of Federal securities laws. In the opinion of management of Helionetics, the ultimate outcome of these actions will not have a material impact on the Company's financial statements.

        Subsequent to year end, Helionetics filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. As a result, the Company has written off its $662,775 receivable from Helionetics as of December 31, 1996.


9.      STOCKHOLDERS' EQUITY:

        On January 2, 1996, the Company adopted the 1995 Non-Qualified Option Plan for key employees, officers, directors, and consultants, and provided for up to 500,000 options to be issued thereunder. The option exercise price is not less than 100% of market value on the date granted, 40% of granted options vest immediately and may be exercised immediately; 30% vest and may be exercised beginning

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        12 months after grant; and the remaining 30% vest and may be exercised beginning 24 months from grant.

        No options may be exercised more than 10 years after grant, options are not transferable (other than at death), and in the event of complete termination "for cause" (other than death or disability) or "voluntary" termination, all "unvested" options automatically terminate.

        In January 1996, the Board approved the grant of options to certain key employees and consultants, to purchase 335,000 shares of common stock. On the date of grant, 110,000 options were vested and the balance will vest over two years. The options were granted with an exercise price of $1.50 per share and are exercisable through January 2006.

        Subsequent to year end, the Board approved the grant of options to certain employees and consultants to purchase 108,500 shares of common stock at an exercise price of $1.00 per share.

        As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FAS 123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1996 consistent with the provisions of FAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                        Net loss................... $   (5,502,273)
                                                    ==============
                        Net loss per share......... $        (0.98)
                                                    ==============

        The fair value of each option is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted average fair value of the options on the grant date was $1.08 per share. The following assumptions were used for grants in 1996: risk-free interest rate of 4.9%; expected lives of two years; dividend yield of 0%; and expected volatility of 148%.

        In February 1996, the Board approved the issuance of 50,000 shares of common stock to the Company's chairman for consulting services rendered, and 98,500 shares of common stock and options to purchase 62,500 shares of common stock to consultants for services rendered. The options were granted with an exercise price of $2.50 per share, are fully vested and are exercisable through February 2001. The accompanying financial statements include accrued expenses of $173,125 as of December 31, 1995, representing the agreed-upon value of the services rendered.

        In October 1996, the Board approved the issuance of 125,000 shares of common stock to the Company's chairman for consulting services rendered and 52,500 shares of common stock to employees and consultants for services rendered. The Company has recognized $266,250 in compensation expense related to these services for the year ended December 31, 1996.

        In conjunction with the issuance of convertible notes payable in 1995, the Company issued transferable five year warrants attached to the notes, for an aggregate of 500,000 shares of the Company's common stock, exercisable at an exercise price of $0.625 per share. Said warrants have antidilution protection, are nonexercisable for the first six months after issuance, and provide that the notes may be tendered in

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        whole or in part in payment of the warrant exercise price. Upon the Company's filing of its Form 10-K, the warrants become callable in whole or in part at the option of the Company at $0.01 per warrant. Such warrants expired in 1995 due to the Company meeting certain filing requirements.

        The noteholders were given a one year "Right of First Refusal" to purchase Company securities sold in reliance of Regulation S or Regulation D under the Securities Act of 1933, or pursuant to an S-8 Registration under the Act, which are proposed to be: (i) issued by the company; or (ii) sold by Helionetics; (including both common stock and any security convertible into common stock). Excluded are 100,000 shares of common stock, any underwritten public offering, any sale to a bona fide strategic party, any stock distribution by Helionetics to its shareholders, any Helionetics/Company intercompany financing, and any issuance under any employee stock option or bonus plans.

        The noteholders were also granted a transferable one year option to purchase 375,000 additional shares of the Company's common stock, exercisable 134,000 shares at $2.25 per share, 134,000 shares at $3.00 per share, and 137,000 shares at $3.75 per share. Shares deliverable upon option exercise are to be provided either by the Company as new issuance shares, or by Helionetics out of the block of shares it holds for investment, at the sole option of Helionetics. During July and August of 1996, 268,000 of these options were exercised. New shares were issued for proceeds of $703,500. The remaining 137,000 options expired during 1996.

        AccuLase has reserved 800,000 shares of its common stock for issuance under a noncompensatory employee stock option plan. Options are exercisable over a period of up to ten years from the date of grant. During 1993 and 1992, 5,000 and 28,500 options were granted at an exercise price of $.10 and $2.80 per share, respectively. At December 31, 1996, all outstanding options are exercisable.


10.     INCOME TAXES:

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                 DECEMBER 31,
                                                                    ------------------------------------
                                                                        1996       1995          1994
                                                                    ----------  ----------     ---------
        Deferred tax assets (liabilities):
                Accounts receivable, principally due to
                       allowances for doubtful accounts            $   37,000   $   37,000   $   82,000
                Tax credit carryforwards                              283,000         --        704,000
                Compensated absences, principally due to
                       accrual for financial reporting purposes         2,000       12,000       12,000
                Warranty reserve, principally due to accrual for
                       financial reporting purposes                    34,000       35,000       58,000
                Net operating loss carryforwards                    4,848,000    2,149,000    6,312,000
                Inventory obsolescence reserve                        372,000      517,000      659,000
                Depreciation and amortization                          29,000         --           --
                Capitalized research and development costs            309,000         --           --
                Other                                                    --           --          1,000
                                                                   ----------   ----------   ----------

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                DECEMBER 31,
                                                 -----------------------------------------
                                                     1996           1995          1994
                                                 -----------    -----------    -----------
               Total gross deferred tax assets     5,914,000      2,750,000      7,828,000
        Less valuation allowance                  (5,914,000)    (2,750,000)    (7,828,000)
                                                 -----------    -----------    -----------
               Net deferred tax assets           $      --      $      --      $      --
                                                 ===========    ===========    ===========

        At December 31, 1996, Laser Photonics and AccuLase had net operating loss carryforwards of approximately $4,832,000 and $11,478,000, which expire in various years through 2011. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of the Companies.


11.     COMMITMENTS AND CONTINGENCIES:

        Leases - The Company leases its main facility under a month-to-month operating lease which requires monthly payments of $11,000. Its subsidiary leases its facility under a non-cancelable operating lease which expires during fiscal 2001. Rental expense for these leases amounted to $272,727, $302,800 and $465,076 for the years ended December 31, 1996, 1995 and 1994, respectively. The future annual minimum payments under the non-cancelable lease are as follows:


                 YEAR ENDED DECEMBER 31,
                 -----------------------
                          1997                        $ 67,000
                          1998                          67,000
                          1999                          67,000
                          2000                          73,000
                          2001                          73,000
                                                      --------
                Minimum lease payments                $347,000
                                                      ========

        Factor Agreement - In April 1996, the Company entered into an agreement to factor up to $400,000 in accounts receivable, $150,000 minimum per month, at a discount of 1% plus .1% for each day the account is outstanding. The factor also maintains a 24% reserve against the face value of accounts outstanding. The Company may also borrow up to $150,000 in inventory loans which are due on demand at 36.5% interest per annum. Advances and loans are secured by all assets of the Company and are guaranteed by Helionetics.

        As of December 31, 1996, the face amount of receivables sold was $275,833 and the amount of inventory loans outstanding was $76,150 (See
        Note 7).

        ERISA Violations - The Company is in violation of several provisions of the Employee Retirement Income Security Act of 1974 (ERISA) primarily because employee contributions to the Company's 401(k) plan have not been remitted to the plan's trust. As of December 31, 1996, the Company has accrued approximately $50,000 for employee contributions, lost plan investment earnings and penalties which may be assessed by the U.S. Department of Labor.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Delinquent Federal and State Payroll Taxes - The Company is delinquent in remitting Federal and state payroll taxes. As of December 31, 1996, the Company has accrued approximately $400,000 for payroll taxes which includes interest and penalties related to the delinquent payments.

        Contract with Cornell University - The Company has a contract with Cornell University whereby Cornell University will conduct tests using the Company's Excimer Laser. The Company has agreed to pay $45,000 for this testing. The Company had paid $10,000 and accrued an additional $12,500 as of December 31, 1996. The remaining $22,500 plus the $12,500 accrued are due in 1997.


12.     SUBSEQUENT EVENTS:

        In August 1997, the Company's board of directors authorized the sale of 750,000 shares of common stock at $1.25 per share through an investment banker ("the investment banker") pursuant to Regulation D under the Securities Act of 1933. As of September 5, 1997, the Company has sold 579,500 shares of common stock for $724,375.

        Subsequent to year end, the Company's board of directors has approved a bonus for the President of AccuLase in the form of LPI stock options. Under the terms of the agreement, upon the completion of a new excimer laser with agreed upon production costs, the President will vest in options to purchase 250,000 shares of common stock at $0.50 per share.

        On August 19, 1997, AccuLase executed a series of Agreements with Baxter Healthcare Corporation ("Baxter"). These Agreements provided among other things for the following:

        1. AccuLase granted to Baxter an exclusive world-wide right and license to manufacture and sell the AccuLase Laser and disposable products associated therewith, for the purposes of treatment of cardiovascular and vascular diseases.

        2.      In exchange Baxter agreed to:

                a. Pay AccuLase $700,000 in cash at closing, agreed to pay AccuLase an additional $250,000 in cash three months after closing, and agreed to pay an additional $600,000 upon delivery of the first two commercial excimer lasers.

                b. To pay AccuLase a royalty equal to 10% of the "End User Price" for each disposable product sold, or if the laser equipment is sold on a per treatment basis, the "imputed" average sale price based on "non" per procedure sales.

                c. To purchase from AccuLase excimer laser systems for cardiovascular and vascular disease.

                d. To fund the total cost of obtaining regulatory approvals world-wide for the use of the AccuLase laser and delivery systems for the treatment of cardiovascular and vascular disease.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                e. To fund all sales and marketing costs related to the cardiovascular and vascular business.

        3. AccuLase agreed to manufacture the excimer laser system to specifications for Baxter. Baxter agreed to pay a fixed price per laser for the first 8 lasers to be manufactured by AccuLase, and thereafter to pay unit prices on a reducing scale of from $75,000 to $45,000 per laser, based upon the annual number of lasers sold to Baxter.

        4. AccuLase agreed for a period of five years not to engage in any business competitive with the laser products for cardiovascular and vascular applications licensed to Baxter.

        5. AccuLase has granted Baxter a security interest in all of its patents to secure performance under the Baxter Agreement. The agreement expires upon the expiration of the last to expire licensed patent, however, Baxter may terminate the agreement at any time.

        On September 23, 1997 Baxter purchased certain patent rights to related patents from a third party for $4,000,000. The Company has received a commitment from the investment banker for a private placement of common stock, proceeds from which will be used to acquire a license to the acquired patent rights from Baxter and to fund the working capital requirements of AccuLase and the Company.

        On September 30, 1997, the investment banker purchased from the Helionetics bankruptcy estate the Company's note payable to Helionetics in the amount of $1,991,440 as of December 31, 1996. The investment banker has agreed to immediately sell such note to LPI for 800,000 shares of LPI's common stock.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

Schedule II


                                                             ADDITIONS
                                                BALANCE AT   CHARGED TO                BALANCE AT
                                                BEGINNING    COSTS AND                   END OF
       CLASSIFICATION                           OF PERIOD    EXPENSES    DEDUCTIONS      PERIOD
       --------------                           ---------    --------    ----------      ------
      For the year ended
        December 31, 1996:

      Accumulated
        amortization -Patent
        costs                                   $    7,259   $    8,353   $     --     $   15,612

      Accumulated
        amortization -Excess of
        cost over net assets of
        acquired companies                         303,148      519,682         --        822,830

      Accumulated
        amortization -
        Reorganization goodwill                    222,600    1,914,425         --      2,137,025

      Allowance for
        doubtful accounts                          100,000         --           --        100,000

      Allowance for
        obsolescence                             1,477,000         --        480,701      996,299

      For the year ended
        December 31, 1995:

      Accumulated
        amortization -Patent
        costs                                         --          7,259         --          7,259
      Accumulated
        amortization -Excess of
        cost over net assets of
        acquired companies
                                                      --        303,148         --        303,148
      Accumulated
        amortization -
        Reorganization goodwill
                                                      --        222,600         --        222,600
      Allowance for
        doubtful accounts                          217,591       23,609      141,200      100,000
      Allowance for
        obsolescence                                  --      1,477,000         --      1,477,000

      For the year ended
        December 31, 1994:

      Allowance for
        doubtful accounts                           75,650      141,941         --        217,591
