Form 10-Q
period 1997-03-31
LASER PHOTONICS INC
filed 1997-10-17
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ___________________

                         COMMISSION FILE NUMBER 0-11365

                              LASER PHOTONICS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN IT'S CHARTER)

               DELAWARE                                        59-2058100
               --------                                        ----------
   (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

12351 RESEARCH PARKWAY, ORLANDO, FLORIDA                          32826
----------------------------------------                          -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (407) 281-4103

                                       N/A
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

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

            AS OF MARCH 31, 1997, 6,191,592 SHARES OF COMMON STOCK,
                  PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements:

                Condensed Consolidated Balance Sheets                         3
                as of March 31, 1997 and December 31, 1996

                Condensed Consolidated Statements of Operations for the       4
                Three Months ended March 31, 1997 and 1996

                Condensed Consolidated Statements of Cash Flow for the        5
                Three Months ended March 31, 1997 and 1996

                Notes to Condensed Consolidated Financial Statements          6

        Item 2  Management's Discussion and Analysis                          7
                of Financial Condition and Results of Operations

PART II OTHER INFORMATION

                Exhibits and Reports of Form 8-K                              8

                Signatures                                                    9

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                     Condensed Consolidated Balance Sheets
                     Laser Photonics, Inc. and Subsidiaries

--------------------------------------------------------------------------------

ASSETS                                                    MARCH 31, 1997     December 31, 1996*
------                                                    --------------     ------------------
                                                           (UNAUDITED)
CURRENT ASSETS
    Accounts receivable, net                               $   381,551          $   383,435
    Inventory                                                  881,649              891,011
    Prepaid expenses and other assets                                0                7,722
                                                           -----------          -----------
        TOTAL CURRENT ASSETS                                 1,263,200            1,282,168

PROPERTY, PLANT AND EQUIPMENT                                  706,450              684,224
    Less accumulated depreciation and amortization            (430,611)            (389,382)
                                                           -----------          -----------
        NET PROPERTY, PLANT AND EQUIPMENT                      275,839              294,842

OTHER ASSETS

    Other                                                       99,728              102,333
    Goodwill, net                                            1,385,718            1,515,739
                                                           -----------          -----------
        TOTAL OTHER ASSETS                                   1,485,446            1,618,072
                                                           -----------          -----------
TOTAL ASSETS                                               $ 3,024,485          $ 3,195,082
                                                           ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Notes Payable - Current portion                        $   722,073          $   696,453
    Accounts Payable                                           889,133              698,286
    Accrued payroll and related expenses                       818,875              670,481
    Other Accrued liabilities                                  681,130              945,791
                                                           -----------          -----------
        TOTAL CURRENT LIABILITIES                            3,111,211            3,011,011

DUE TO RELATED PARTY                                         2,056,708            1,991,440

NOTES PAYABLE, LESS CURRENT PORTION                            282,559              282,559

SHAREHOLDERS' EQUITY (DEFICIT)

    Common stock                                                61,926               61,626
    Additional paid-in-capital                               5,369,303            5,330,228
    Accumulated Deficit                                     (7,857,222)          (7,481,782)
                                                           -----------          -----------
        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                (2,425,993)          (2,089,928)
                                                           -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 3,024,485          $ 3,195,082
                                                           ===========          ===========

----------------
* Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                Condensed Consolidated Statements of Operations
                     Laser Photonics, Inc. and Subsidiaries

                                                     Three months ended
                                             -----------------------------------
                                             MARCH 31, 1997       March 31, 1996
                                             --------------       --------------
                                              (UNAUDITED)           (unaudited)
SALES                                         $   937,368          $   607,380

COSTS AND EXPENSES

    Cost of Sales                                 649,313              429,572
    Selling, General & Administrative             226,445              705,751
    Research & Development                        132,541               66,586
    Depreciation and Amortization                 173,854              236,760
                                              -----------          -----------

LOSS FROM OPERATIONS                             (244,785)            (831,289)

    Interest Expense                               93,294               15,506
    Other expenses (income), net                   37,359               58,942
                                              -----------          -----------
NET LOSS                                      $  (375,438)         $  (905,737)
                                              ===========          ===========
LOSS PER SHARE                                $     (0.06)         $     (0.16)
                                              ===========          ===========
Weighted Average Shares                         6,172,591            5,434,342
                                              ===========          ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                Condensed Consolidated Statements of Cash Flows
                             Laser Photonics, Inc.

                                                                            Three months ended
                                                                      -------------------------------
                                                                      March 31, 1997   March 31, 1996
                                                                      --------------   --------------
                                                                        (Unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net Loss                                                             $(375,439)       $(905,737)
    Adjustments to reconcile net loss to net cash used in
      operating activities:

        Depreciation and Amortization                                      173,854         343,577
        Stock issued to pay legal fees                                      39,375

    Changes in operating assets and liabilities:

        Current assets                                                      18,968         (97,756)
        Current liabilities                                                100,200        (186,642)
                                                                         ---------       ---------
                NET CASH USED IN OPERATING ACTIVITIES                      (43,042)       (846,558)
                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Capital expenditures                                                   (22,226)        (10,000)
    Advances from related parties                                           65,268         395,850
                                                                         ---------       ---------
                NET CASH PROVIDED BY INVESTING ACTIVITIES                   43,042         385,850
                                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of common stock                                       0         421,039
                                                                         ---------       ---------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                        0         421,039
                                                                         ---------       ---------

NET INCREASE (DECREASE) IN CASH                                                  0         (39,669)

CASH AND CASH EQUIVALENTS, beginning of period                                   0          61,087
                                                                         ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                 $       0       $  21,418
                                                                         =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                                 March 31, 1997

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996, and the related condensed consolidated statements of operations and cash flow for the three months ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. and subsidiaries as of March 31, 1997 and the results of their operations and cash flows for the three months ended March 31, 1997 and 1996.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net loss.

2. INVENTORIES

Inventories consist of the following:

                                        March 31,             December 31,
                                          1997                   1996
                                        ---------             ------------
                 Raw Materials          $461,984                $310,121
                 Work in Process        $326,210                $456,330
                 Finished Goods         $ 93,455                $124,560
                                        --------                --------
                 TOTAL INVENTORY        $881,649                $891,011
                                        ========                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the three months ended March 31, 1997 increased 54% to $937,368 over the $607,380 reported for the three months ended March 31, 1996. The primary reason for the increase was improvement in sales of the Laser Analytics subsidiary.

Gross margin increased by $110,247 for the three months ended March 31, 1997 primarily due to the increase in sales.

The Company's net loss improved by $530,298 to $375,438 for the three months ended March 31, 1997 compared to $905,737 for the three months ended March 31, 1996. In addition to the increase in gross margin, improvement in the net loss was due to a $357,811 reduction in expenditures in the Acculase subsidiary. The reduction in expenditures was due to a lack of needed capital to fund research and development. (Acculase is a development stage enterprise developing applications for excimer lasers.)

Liquidity and Capital Resources

For the period ending March 31, 1997 the Company had cash and cash equivalents of zero dollars representing a continuation from December 31, 1996. This was the result of the continued paydown of debt, and cash used in excess of cash provided by operating activities.

Capital expenditures in the first quarter of 1997 of $22,226 were due to the relocation of the Massachusetts facility to a new location as of January 1, 1997. The expenditures consisted of leasehold improvements and new machinery and equipment.

Funding from intercompany balances was due to AccuLase's debt to Helionetics. $50,000 of the increased intercompany balance was due to interest accrued at a 10% annual rate on the Helionetics note.

The Company failed to make timely payments of certain federal and state payroll and withholding taxes during the periods of 1996 and 1997. During September 1997, all federal taxes except those for the quarters ended June 30, 1996 and September 30, 1996, were paid in full.

The Company will continue to have difficulty funding its current debt amounts from its current cash flow, due to the minimum cash required to purchase the inventory needed to reduce the sales backlog.

Subsequent Events

On August 19, 1997, the Company's AccuLase subsidiary executed a series of agreements with Baxter Healthcare Corporation. See the Company's report on Form 10-K for the year ended December 31, 1996 for a complete discussion of the these agreements.

In September, 1997, the Company privately sold a total of 579,500 shares of its common stock in a private placement to 20 accredited investors at a price of $1.25 per share. These funds were used in part to pay outside auditors in order to complete the Company's audit, to make partial payments on delinquent Federal and State taxes outstanding, and to make payments on other outstanding bills. Additionally, 170,500 shares have been subscribed to, payment to be made upon the Company's request.

During September 1997, the Company entered into agreements with Pennsylvania Merchant Group Ltd., an investment banking and venture capital firm, to provide investment banking advice and to be the Company's exclusive placement agent in connection with raising $6.0 million to $8.0 million, with closing anticipated to occur in November 1997.

                           PART II. OTHER INFORMATION

            Item 1      Legal Proceedings:  See December 31, 1996 10-K

            Item 2      Changes in Securities                             None

            Item 3      Defaults Upon Senior Securities                   None

            Item 4      Submission of Matters to Vote of
                        Security Holders                                  None

            Item 5      Other Information                                 None

            Item 6      Exhibits and Reports on Form 8-K

                        (a)  Exhibits

                             27   Financial Data Schedule

                        (b)  Reports on Form 8-K                          None

                            SIGNATURES TO FORM 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     LASER PHOTONICS, INC.
                                                     (Registrant)


Date: October 16, 1997                               By: /s/ Steve Qualls
                                                         -----------------------
                                                         Steve Qualls
                                                         Chief Executive Officer


Date: October 16, 1997                               By: /s/ Robert Gibson
                                                         -----------------------
                                                         Robert Gibson
                                                         Controller