Form 10-Q
period 1997-06-30
LASER PHOTONICS INC
filed 1997-10-17
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO
                                           -------------    -----------

                         COMMISSION FILE NUMBER 0-11365
                                                -------

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13, OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                                    YES  X   NO
                                        ---     ---

             AS OF JUNE 30, 1997, 6,266,595 SHARES OF COMMON STOCK,
                  PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                                      INDEX
                                      -----

                                                                              Page
                                                                             Number
                                                                             ------
PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements:

                Condensed Consolidated Balance Sheets                           3
                as of June 30, 1997 and December 31, 1996

                Condensed Consolidated Statements of Operations for the         4
                Six Months and Three Months ended June 30, 1997 and 1996

                Condensed Consolidated Statements of Cash Flow for the
                Six Months ended June 30, 1997 and 1996

                Notes to Condensed Consolidated Financial Statements             6

        Item 2  Management's Discussion and Analysis of Financial                7
                Condition and Results of Operations

PART II OTHER INFORMATION

                Exhibits and Reports of Form 8-K                                 8

                Signatures                                                       9

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                     Condensed Consolidated Balance Sheets
                     Laser Photonics, Inc. and Subsidiaries

--------------------------------------------------------------------------------

ASSETS                                                JUNE 30, 1997   December 31, 1996*
------                                                -------------   ------------------
                                                       (UNAUDITED)
CURRENT ASSETS
    Accounts receivable, net                           $   392,875      $   383,435
    Inventory                                              895,369          891,011
    Prepaid expenses and other assets                       33,334            7,722
                                                       -----------      -----------
        TOTAL CURRENT ASSETS                             1,321,578        1,282,168

PROPERTY, PLANT AND EQUIPMENT                              706,450          684,224
    Less accumulated depreciation and amortization        (468,424)        (389,382)
                                                       -----------      -----------
        NET FIXED ASSETS                                   238,026          294,842

OTHER ASSETS
    Other                                                   97,640          102,333
    Goodwill, net                                        1,255,797        1,515,739
                                                       -----------      -----------
        TOTAL OTHER ASSETS                               1,353,437        1,618,072
                                                       -----------      -----------
TOTAL ASSETS                                           $ 2,913,041      $ 3,195,082
                                                       ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes Payable - current portion                    $   688,125      $   696,453
    Accounts Payable                                     1,032,074          698,286
    Accrued payroll and related expenses                   938,652          670,481
    Other accrued liabilities                              554,372          945,791
                                                       -----------      -----------
        TOTAL CURRENT LIABILITIES                        3,213,223        3,011,011

DUE TO RELATED PARTY                                     2,136,708        1,991,440

NOTES PAYABLE, LESS CURRENT PORTION                        282,559          282,559

SHAREHOLDERS' EQUITY (DEBT)
    Common stock                                            62,676           61,626
    Additional paid-in-capital                           5,627,751        5,330,228
    Accumulated Deficit                                 (8,409,876)      (7,481,782)
                                                       -----------      -----------
        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)            (2,719,449)      (2,089,928)
                                                       -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 2,913,041      $ 3,195,082
                                                       ===========      ===========

---------------
* Condensed from audited financial statements.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                Condensed Consolidated Statements of Operations
                     Laser Photonics, Inc. and Subsidiaries

                                                Six months ended                  Three months ended
--------------------------------------------------------------------------------------------------------
                                         JUNE 30, 1997    June 30, 1996   JUNE 30, 1997    June 30, 1996
                                         -------------    -------------   -------------    -------------
                                          (UNAUDITED)      (Unaudited)      (UNAUDITED)      (Unaudited)
SALES                                     $ 1,673,577      $ 1,382,314      $   736,209      $   774,934

COSTS AND EXPENSES
    Cost of Sales                           1,094,451        1,014,858          445,138          585,286
    Selling, General & Administrative         682,170        1,073,927          455,725          368,176
    Research & Development                    221,849          148,349           89,308           81,763
    Depreciation and Amortization             343,677          473,548          169,823          236,788
                                          -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                         (668,570)      (1,328,368)        (423,785)        (497,079)

    Interest Expense                          182,922           63,921           89,628           48,415
    Other expenses (income), net               76,600           20,241           39,241          (38,701)
                                          -----------      -----------      -----------      -----------

NET LOSS                                  $  (928,092)     $(1,412,530)     $  (552,654)     $  (506,793)
                                          ===========      ===========      ===========      ===========

LOSS PER SHARE                            $     (0.15)     $     (0.26)     $     (0.09)     $     (0.09)
                                          ===========      ===========      ===========      ===========

Weighted Average Shares                     6,195,405        5,341,682        6,217,968        5,538,583
                                          ===========      ===========      ===========      ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                Condensed Consolidated Statements of Cash Flows
                     Laser Photonics, Inc. and Subsidiaries

                                                              Six months ended
                                                       -----------------------------
                                                       JUNE 30, 1997   June 30, 1996
                                                       -------------   -------------
                                                        (UNAUDITED)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                             $ (928,092)      $(1,412,530)
  Adjustments to reconcile net loss to net cash
   used in operating activities:

    Depreciation and Amortization                          343,677           601,032
    Stock issued to pay legal fees                          39,375                --
    Bad debt expense related to Related Party              259,196                --
      receivable

  Changes in operating assets and liabilities:

    Current assets                                         (39,410)          110,170
    Current liabilities                                    202,212          (305,252)
                                                       -----------       -----------
        NET CASH USED IN OPERATING ACTIVITIES             (123,042)       (1,006,580)
                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                     (22,226)           (5,725)
  Advances from related parties                            145,268           511,935
                                                       -----------       -----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES          123,042           506,210
                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from exercise of stock options                        0           525,282
                                                       -----------       -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                0           525,282
                                                       -----------       -----------


NET INCREASE (DECREASE) IN CASH                                  0            24,912

CASH AND CASH EQUIVALENTS, beginning of period                   0            61,087
                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, end of period               $         0       $    85,999
                                                       ===========       ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                                  June 30, 1997

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three months and six months ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. and subsidiaries as of June 30, 1997 and the results of their operations and cash flows for the three months and six months ended June 30, 1997 and 1996.

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

2. INVENTORIES

Inventories consist of the following:

                                        June 30,              December 31,
                                          1997                    1996
                                        --------              ------------
                 Raw Materials          $479,022                $310,121
                 Work in Process        $309,978                $456,330
                 Finished Goods         $106,369                $124,560
                                        --------                --------
                                        $895,369                $891,011
                                        ========                ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the six months ended June 30 ,1997 increased by 21% to $1,673,577 over the $1,382,314 reported for the six months ended June 30, 1996. The increase in sales was due to increases from the first quarter of 1997. Sales for the three months ended June 30, 1997 decreased by 5% to $736,209 compared to $774,934 reported for the three months ended June 30, 1996.

Gross profit for the six months ended June 30, 1997 increased by $211,670 to $579,126 from $367,456 reported for the six months ended June 30, 1996. Gross profit for the three months ended June 30, 1997 increased by $101,423 to $291,071 over the $189,648 reported for the three months ended June 30, 1996. The increase in gross profit was due to the increase in sales as well as a reduction in labor and other direct costs to better fit the Company's availability of working capital.

Net loss was reduced to $928,092 for the six months ended June 30, 1997 from $1,412,430 reported for the six months ended June 30, 1996. In addition to the improvements in gross profit, the reduction in the net loss was also due to reduced expenditures in Acculase from a lack of capital and a reduction in amortization expense from the write-off of the reorganization goodwill during 1996.

Liquidity and Capital Resources

For the period ending June 30, 1997 the Company had cash and cash equivalents of zero representing an continuation from December 31, 1996. This is the result of the continued paydown of debt, and cash used in excess of cash provided by operating activities and AccuLase being funded by Helionetics.

The Company failed to make timely payments of certain federal and state payroll and withholding taxes during the periods of 1996 and 1997. During September 1997, all federal taxes except those for the quarters ended June 30, 1996 and September 1996, were paid in full.

Funding from intercompany balances was primarily due to AccuLase's intercompany debt to Helionetics. $100,000 of the increased intercompany balance was due to interest accrued at a 10% annual rate on the Helionetics note. An aditional $27,000 was from related entities.

Bad debt expense of $259,196 represents write-offs of the Company's intercompany balance with Helionetics. The write-off was due to Helionetics bankruptcy filing as Helionetics was responsible for funding AccuLase through May 22, 1997.

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

                                              LASER PHOTONICS, INC.
                                              (Registrant)


Date: October 16, 1997                        By: /s/ Steve Qualls
                                                  ------------------------------
                                                  Steve Qualls
                                                  Chief Executive Officer



Date: October 16, 1997                        By: /s/ Robert Gibson
                                                  ------------------------------
                                                  Robert Gibson
                                                  Controller