Form 10-Q
period 1997-09-30
LASER PHOTONICS INC
filed 1997-11-12
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                               ------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    -----------

                         COMMISSION FILE NUMBER 0-11365
                                                -------

                              LASER PHOTONICS, INC.
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN IT'S CHARTER)

           DELAWARE                                         59-2058100
           --------                                         ----------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

6865 FLANDERS DRIVE, SUITE G, SAN DIEGO, CALIFORNIA                     92121
---------------------------------------------------                     -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (619) 455-7030
                                                           --------------

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)
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
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

 INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL DOCUMENTS AND
        REPORTS REQUIRED TO BE FILED BY SECTION 12, 13, OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION
                OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
                                  YES X NO
                                     ---  ---

           AS OF SEPTEMBER 30, 1997, 6,846,095 SHARES OF COMMON STOCK,
                  PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                                      INDEX
                                      -----

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements:
                Condensed Consolidated Balance Sheets                                                 3
                as of September 30, 1997 and December 31, 1996

                Condensed Consolidated Statements of Operations for the                               4
                Nine Months and Three Months ended September 30, 1997 and 1996

                Condensed Consolidated Statements of Cash Flow for the                                5
                Nine Months and Three Months ended September 30, 1997 and 1996

                Notes to Condensed Consolidated Financial Statements                                  6

        Item 2  Management's Discussion and Analysis                                                  7
                of Financial Condition and Results of Operations


PART II OTHER INFORMATION

                Item 5 - Other Information                                                            8

                Item 6 - Exhibits and Reports on Form 8-K                                             8

                Signatures                                                                            9

                          PART I FINANCIAL INFORMATION

                           Item 1 Financial Statements
                                  --------------------

Condensed Consolidated Balance Sheets
Laser Photonics, Inc. and Subsidiaries

---------------------------------------------------------------------------------------
ASSETS                                                 SEPTEMBER 30,  December 31 ,1996
                                                           1997                *
                                                       (UNAUDITED)
CURRENT ASSETS
    Cash                                               $   416,101      $         0
    Accounts receivable, net                               409,297          383,435
    Inventory                                              834,097          891,011
    Prepaid expenses and other assets                       16,770            7,722
                                                       -----------      -----------
        TOTAL CURRENT ASSETS                             1,676,265        1,282,168

PROPERTY, PLANT AND EQUIPMENT                              523,552          684,224
    Less accumulated depreciation and amortization        (384,020)        (389,382)
                                                       -----------      -----------
        NET FIXED ASSETS                                   139,532          294,842

OTHER ASSETS
    Other                                                  120,084          102,333
    Goodwill, net                                        1,125,876        1,515,739
                                                       -----------      -----------
        TOTAL OTHER ASSETS                               1,245,960        1,618,072
                                                       -----------      -----------

TOTAL ASSETS                                           $ 3,061,757      $ 3,195,082
                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Notes Payable - current portion                    $   612,367      $   696,453
    Accounts Payable                                       901,451          698,286
    Accrued payroll and related expenses                   589,700          670,481
    Other accrued liabilities                              626,608          945,791
                                                       -----------      -----------
        TOTAL CURRENT LIABILITIES                        2,730,126        3,011,011

DUE TO RELATED PARTY                                             0        1,991,440
DEFERRED REVENUE                                           363,307                0
NOTES PAYABLE, LESS CURRENT PORTION                      2,442,267          282,559

SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock                                            68,471           61,626
    Additional paid-in-capital                           6,704,341        5,330,228
    Accumulated Deficit                                 (9,246,755)      (7,481,782)
                                                       -----------      -----------
        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)            (2,473,943)      (2,089,928)
                                                       -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 3,061,757      $ 3,195,082
                                                       ===========      ===========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
Laser Photonics, Inc. and Subsidiaries

                                               Nine months ended                 Three months ended
---------------------------------------------------------------------------------------------------------
                                           SEPTEMBER        September        SEPTEMBER        September
                                            30, 1997         30, 1996         30, 1997         30, 1996
                                          (UNAUDITED)      (Unaudited)      (UNAUDITED)      (Unaudited)
REVENUES
    Sales                                 $ 2,340,699       $2,161,608      $   667,122      $   779,294
    Other                                     336,693                0          336,693                0
                                          -----------      -----------      -----------      -----------
                                            2,677,392        2,161,608        1,003,815          779,294
                                          -----------      -----------      -----------      -----------

COSTS AND EXPENSES
    Cost of Sales                           1,601,569        1,666,027          507,118          651,169
    Selling, General & Administrative       1,566,973        1,400,354          884,803          471,957
    Research & Development                    323,758          273,904          101,909          125,555
    Depreciation and Amortization             512,857          925,058          169,180          305,980
    Other expenses (income), net              147,663           78,560           71,063          (58,319)
                                          -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                       (1,475,428)      (2,182,295)        (730,258)        (717,048)

    Interest Expense                          289,804          305,802          106,882          241,881
                                          -----------      -----------      -----------      -----------

NET LOSS                                  ($1,765,232)     ($2,488,097)     ($  837,140)     ($  958,929)
                                          ===========      ===========      ===========      ===========

LOSS PER SHARE                            ($     0.28)     ($     0.46)     ($     0.13)     ($     0.17)
                                          ===========      ===========      ===========      ===========

Weighted Average Shares                     6,253,359        5,408,775        6,367,378        5,633,500
                                          ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
Laser Photonics, Inc. and Subsidiaries

                                                                   Nine months ended
-----------------------------------------------------------------------------------------------
                                                        SEPTEMBER 30, 1997   September 30, 1996
                                                             (UNAUDITED)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                  ($1,765,232)     ($2,488,097)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and Amortization                               512,857          925,058
    Stock issued to pay legal fees                               95,625                0
    Non cash compensation expense                               560,958                0
    Non cash interest expense                                   150,000                0
  Changes in operating assets and liabilities:
    Assets                                                       (1,649)        (514,409)
    Liabilities                                                (280,885)         350,219
                                                            -----------      -----------
        NET CASH USED IN OPERATING ACTIVITIES                  (728,326)      (1,727,229)
                                                            ===========      ===========

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                          (23,462)         (26,034)
  Proceeds from sale of asset                                    61,939                0
  Deferred Income                                               363,307                0
  Advances from related parties                                  18,268          523,874
                                                            -----------      -----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES               420,052          497,840
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from private placement of stock                      724,375        1,229,136
                                                            -----------      -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES               724,375        1,229,136
                                                            -----------      -----------

NET INCREASE (DECREASE) IN CASH                                 416,101             (253)

CASH AND CASH EQUIVALENTS, beginning of period                        0           61,087
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                    $   416,101      $    60,834
                                                            ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                               September 30, 1997

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   -------------------------------------------

The condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. ("LPI") and subsidiaries as of September 30, 1997 and the results of their operations and cash flows for the three months and nine months ended September 30, 1997 and 1996.

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

2. INVENTORIES
   -----------

Inventories consist of the following:

                                      September 30,           December 31,
                                          1997                    1996
                                        --------                --------
                 Raw Materials          $446,292                $310,121
                 Work in Process        $288,764                $456,330
                 Finished Goods         $ 99,041                $124,560
                                        --------                --------
                                        $834,097                $891,011
                                        ========                ========

3. BAXTER AGREEMENT
   ----------------

On August 19, 1997, the Company's Acculase subsidiary executed a series of agreements with Baxter Healthcare Corporation. See the Company's report on Form 10-K for the year ended December 31, 1996 for a complete discussion of these agreements.

4. SUBSEQUENT EVENTS
   -----------------

During October 1997, the Company purchased from a third party a note payable of its subsidiary, Acculase, Inc. in the amount of $2,159,708 for 800,000 shares of newly issued common stock of LPI. The effect on the Company's financial statements will be to reduce long-term debt with a corresponding increase in stockholders' equity in the amount of $2,159,708.

       Item 2 Management's Discussion and Analysis of Financial Condition
              -----------------------------------------------------------
                            and Results of Operations
                            -------------------------

Results of Operations
---------------------

Sales for the nine months ended September 30 ,1997 increased by 8% to $2,340,699 over the $2,161,608 reported for the nine months ended September 30, 1996. The increase in sales was due to increases from the first quarter of 1997. Sales for the three months ended September 30, 1997 decreased by 14% to $667,122 compared to $779,294 reported for the three months ended September 30, 1996. During the three months ended September 30, 1997, the Company recognized $336,693 of income relating to funds received from Baxter Healthcare Corporation in connection with the Master Technology Agreement which Acculase entered into during August 1997.

Gross profit for the nine months ended September 30, 1997 increased by $580,242 to $1,075,823 from $495,581 reported for the nine months ended September 30, 1996. Gross profit for the three months ended September 30, 1997 increased by $368,572 to $496,697 over the $128,125 reported for the three months ended September 30, 1996. The increase in gross profit was due primarily to the income recognized from the Master Technology Agreement, the increase in sales as well as a reduction in labor and other direct costs to better fit the Company's availability of working capital.

Net loss was reduced to $1,765,232 for the nine months ended September 30, 1997 from $2,488,097 reported for the nine months ended September 30, 1996. The reduction of $722,865 was primarily due to the recognition of income relating to the Master Technology Agreement, the reduction in amortization expense of $325,000 relating to the write-off of reorganization goodwill during 1996 and the improvements in gross profit.

Liquidity and Capital Resources
-------------------------------

For the period ending September 30, 1997 the Company had cash and cash equivalents of $416,101 representing a improvement from December 31, 1996 due to equity funding in the third quarter. See discussion below.

The Company failed to make timely payments of certain federal and state payroll and withholding taxes during the periods of 1996 and 1997. During September 1997, all federal taxes except those for the quarters ended June 30, 1996 and September 30, 1996, were paid in full.

Funding from intercompany balances was primarily due to AccuLase's intercompany debt to Helionetics. $150,000 of the increased intercompany balance was due to interest accrued at a 10% annual rate on the Helionetics note.

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

         Item 1      Legal Proceedings:  See December 31, 1996 10-K

         Item 2      Changes in Securities                                  None

         Item 3      Defaults Upon Senior Securities                        None

         Item 4      Submission of Matters to Vote of
                     Security Holders                                       None

         Item 5      Other Information

                     During November 1997, the Company moved its Corporate headquarters from Orlando, Florida to 6865 Flanders Drive, Suite G, San Diego, California, 92121. The Company's new Corporate telephone number is (619) 455-7030.

                     On October 9, 1997, Mr. Bernard Katz resigned as a director of the Company. Mr. Katz in his resignation letter did not cite any disagreements with the Company on any matter relating to the Company's operations, policies or practices.

                     On October 20, 1997, Mr. Raymond Hartman was elected to the Board of Directors to fill Mr. Katz's position. Additionally, Mr. Hartman was elected Chief Executive Officer of the Company and Mr. Steven Qualls, the prior Chief Executive Officer was appointed Executive Vice President - East Coast Operations. Additionally, Mr. Chaim Markheim, a director and Chief Financial Officer was also appointed Chief Operating Officer.

                     On October 21, 1997, Mr. Maxwell Malone resigned as a director of the Company. Mr. Malone in his resignation letter did not cite any disagreements with the Company on any matter relating to the Company's operations, policies or practices.

                     On October 23, 1997, the Board of Directors approved a private placement of up to 2,000,000 shares of its common stock.

                     On October 23, 1997, the Board of Directors approved the purchase of a note payable by its subsidiary, Acculase, Inc. in the amount of $2,159,708 for 800,000 shares of newly issued common stock.

                     On October 24, 1997, Mr. Alan Novak was elected to the Board of Directors to fill Mr. Malone's position.

         Item 6      Exhibits and Reports on Form 8-K

                        a)  Exhibits

                            27    Financial Data Schedule

                        b)  Reports on Form 8-K                             None

Signatures to Form 10-Q
-----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LASER PHOTONICS, INC.
                                    ---------------------
                                    (Registrant)

Date:   November 7, 1997       By: S/Raymond Hartman
                                  ------------------
                                  Raymond Hartman
                                  Chief Executive Officer

Date:   November 7, 1997       By: S/Chaim Markheim
                                  ------------------
                                  Chaim Markheim
                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
  27        Financial Data Schedule