Form 10-K/A
period 1996-12-31
LASER PHOTONICS INC
filed 1998-02-24
CIK 711665

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-K/A

                                 AMENDMENT NO. 1 TO



(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NOT FEE REQUIRED]


For the transition period from _______________ to ______________

                           Commission file number:  0-11635

                                LASER PHOTONICS, INC.
               -------------------------------------------------------
               (Name of small business issuer specified in its charter)

            Delaware                                       59-2058100
--------------------------------                       -------------------
  (State or other jurisdiction                          (I.R.S Employer
of incorporation or organization                       Identification No.)


             6865 Flanders Drive, Suite G. San Diego, California  92121
            ------------------------------------------------------------
            (Address of principal executive offices, including zip code)


                                    619-455-7030
                  -----------------------------------------------
                  (Issuer's telephone number, including area code)


          12351 Research Parkway, Orlando, Florida  32826 - (407) 281-4103
         -----------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

           Securities registered under Section 12(b) of the Exchange Act:


                                                  Name of each exchange
          Title of each class                      on which registered
          -------------------                     ---------------------
                  None                                      None


           Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $0.01 par value per share
                  ------------------------------------------------
                                  (Title of Class)



     The undesigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as set forth in the pages attached hereto:

     1.   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

               (a)(3)  Exhibits 10.5-10.7.

                                       PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)(3)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

       10.5 Master Technology Agreement between the Company and Baxter Healthcare Corporation, dated July 28, 1997**

       10.6 License Agreement between the Company and Baxter Healthcare Corporation, dated August 19, 1998**

       10.7 Manufacturing Agreement between the Company and Baxter Healthcare Corporation, dated August 19, 1997**





-------------------------

** These exhibits are the subject of a currently pending request for Confidential Treatment with the Securities and Exchange Commission.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated:  February 23, 1998          LASER PHOTONICS, INC.


                                        BY:  /s/ Raymond A. Hartman
                                           -------------------------------------
                                           Raymond A. Hartman
                                           President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


                                        LASER PHOTONICS, INC.


     Dated:  February 23, 1998          BY:  /s/ Raymond A. Hartman
                                           -------------------------------------
                                           Raymond A. Hartman
                                           President and Chief Executive Officer



     Dated:  February 23, 1998          BY:  /s/ Chaim Markheim
                                           -------------------------------------
                                           Chaim Markheim
                                           Director, Chief Operating Officer
                                           and Chief Financial Officer(Principal
                                           Financial Officer and Principal
                                           Accounting Officer)



     Dated:  February 23, 1998          BY:  /s/ Steven Qualls
                                           -------------------------------------
                                           Steven Qualls
                                           Director



     Dated:  February 23, 1998          BY:  /s/ Alan R. Nowak
                                           -------------------------------------
                                           Alan R. Nowak
                                           Director