Form 10-K
period 1997-12-31
LASER PHOTONICS INC
filed 1998-04-15
CIK 711665

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                           Commission file number: 0-11635

                                  LASER PHOTONICS, INC.
                     --------------------------------------------
               (Name of small business issuer specified in its charter)

                Delaware                                    59-2058100
     ---------------------------------                 -------------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

              6865 Flanders Drive, Suite G, San Diego, California  92121
              ----------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                     619-455-7030
                   -----------------------------------------------
                   (Issuer's telephone number, including area code)

                                12351 Research Parkway
                               Orlando, Florida  32826
                   -----------------------------------------------
                (Former name or address, if changed since last report)

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

                        Common Stock, $0.01 par value per share
            --------------------------------------------------------------
                                   (Title of Class)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of the issuer's Common Stock as of April 13, 1998 was 9,275,694 shares. The aggregate market value of the Common Stock (8,194,933 shares) held by non-affiliates, based on the average of the bid and asked prices ($2.94) of the Common Stock as of April 13, 1998 was $ 24,093,279.

     THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                                        PART I

ITEM 1.  BUSINESS.

BUSINESS OF THE COMPANY

     The following should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto, contained elsewhere in this Annual Report on Form 10-K (the "Report"). This Report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term "Company" refers to Laser Photonics, Inc., a Delaware corporation ("Laser Photonics"), its wholly-owned subsidiary, Laser Analytics, Inc., a Massachusetts corporation ("Laser Analytics"), and its 76%-owned subsidiary, AccuLase, Inc., a California corporation ("AccuLase").

     The Company is engaged in the development of proprietary excimer laser and fiberoptic equipment and techniques directed initially toward the treatment of coronary heart disease and psoriasis, as well as other medical and non-medical applications. The Company also designs, develops, manufactures and markets solid-state, diode and gas laser systems and accessories for use in both "medical" and "scientific" applications.

     The Company filed a Petition for Reorganization (the "Bankruptcy Proceeding") under Chapter 11 of the Federal Bankruptcy Act on May 13, 1994 (Case No. 94-02608-611 - Federal Bankruptcy Court - Middle District, Florida). An order was issued on May 22, 1995 confirming the Company's Third Amended Plan of Reorganization (the "Bankruptcy Reorganization").

     In connection with the Bankruptcy Reorganization, Helionetics, Inc. ("Helionetics") of Van Nuys, California, transferred to the Company ownership of approximately 76% of the issued and outstanding common stock of AccuLase. AccuLase was founded in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiberoptic technologies. AccuLase has focused primarily on the development of medical products for the treatment of coronary heart disease.

     The Company's strategy has changed in 1997 to focusing its efforts on the Company's excimer laser technology and expertise in order to develop a broad base of laser and laser delivery products for both medical and non-medical applications.

     The Company has entered into certain agreements with respect to the manufacturing and marketing of its excimer lasers and delivery systems in 1997 with Baxter Healthcare Corporation ("Baxter") and Massachusetts General Hospital.

     The Company's initial medical applications are intended to be used in the treatment of cardiovascular disease and treatment of psoriasis. The current cardiovascular and vascular applications are in an experimental procedure known as Transmyocardial Revascularization ("TMR"), in which the Company's laser
system is currently in Phase I Human Clinical trials.   A proposed excimer laser
system to treat psoriasis is anticipated to commence during 1998 by going through the first phase of Human Clinical trials to demonstrate the laser's effectiveness as a replacement to current Ultraviolet Light Phototherapy being used to control psoriasis.

     In the non-medical applications of the excimer laser technology, the Company intends to evaluate its technology as it applies as an illumination source for use in the deep ultraviolet ("DUV") photolithography systems for the semiconductor manufacturing industry. There can be no assurances that the Company's excimer laser systems will be developed into marketable products.

     The Company's strategy is to apply its extensive solid-state and excimer laser expertise to develop a broad base of laser products focused on medical and non-medical applications. The Company believes that its excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of medical and non-medical applications.

     To facilitate the Company's new focus on excimer laser technology, in October, 1997, the Company's Board of Directors authorized management to pursue the sale or closure of the Company's non-excimer laser businesses.

     On April 8, 1998, the Company entered into a letter of intent with an unaffiliated third party to sell the operational assets of the Company's business operations conducted in Massachusetts and Florida. The purchaser has also agreed to assume certain liabilities of such business operations. The Company will retain its excimer lasers and laser delivery systems related to the business operations of AccuLase in San Diego, California. There can be no assurances that the transactions contemplated by this letter of intent will be completed on these terms or at all.

     However, management's decision to sell the assets of the business operations related to the Company's Massachusetts and Florida operations will divest the Company of the business operations which have generated substantially all sales revenues before December 31, 1997.

     Although the Company has developed strategic alliances with Baxter and Massachusetts General Hospital related to the Company's excimer lasers, there can be no assurances that the Company will ever develop significant revenues or profitable operations with respect to this new business plan.

ALLIANCE WITH BAXTER HEALTHCARE CORPORATION

     On August 19, 1997, the Company executed a series of agreements with Baxter Healthcare Corporation ("Baxter"). These agreements (collectively, the "Baxter Agreement") provide, among other things, for the following:

     1. The Company granted to Baxter an exclusive worldwide right and license to manufacture and sell certain of the Company's laser technology relating to the treatment of cardiovascular and vascular disease (the "AccuLase Laser") and disposable products associated therewith.

     2. Baxter agreed to pay the Company a royalty equal to 10% of the "End User Price" for each disposable product sold, or if the laser equipment is sold on a "per treatment" basis, the "imputed" average sale price based on average "non" per procedure sales.

     3. Baxter agreed to purchase from the Company certain existing excimer laser systems for cardiovascular and vascular disease.

     4. Baxter agreed to fund the total cost of obtaining regulatory approvals worldwide for the use of the AccuLase Laser and delivery system for the treatment of cardiovascular and vascular disease.

     5. Baxter agreed to fund all sales and marketing costs related to the introduction and marketing of the AccuLase Laser and delivery system to treat cardiovascular and vascular disease.

     6. The Company agreed to manufacture the excimer laser system to specifications for Baxter at certain agreed costs.

     7. Baxter has paid the Company $1,550,000 in cash and the Company has delivered the first of two new commercial excimer lasers to Baxter under the Baxter Agreement.

     8. The Company has granted Baxter a security interest in all of its patents to secure performance under the Baxter Agreement. The Baxter Agreement expires upon the expiration of the last to expire licensed patent. However, Baxter may terminate the Baxter Agreement at any time.

     In September, 1997 the Company, its investment banking firm, Pennsylvania Merchant Group Ltd ("PMG"), and Baxter agreed to acquire a license from Lasersight, Inc. for certain patents which relate to the use of excimer lasers for the cardiovascular and vascular markets. Baxter paid $4,000,000 for this license, which amount the Company repaid to Baxter in December, 1997.

MASSACHUSETTS GENERAL HOSPITAL AGREEMENT

     On November 26, 1997, the Company entered into a license agreement (the "Massachusetts General Hospital Agreement") with the General Hospital Corporation, a not-for-profit corporation doing business as Massachusetts General Hospital ("Massachusetts General Hospital") pursuant to which the Company has obtained an exclusive, worldwide, royalty-bearing license from Massachusetts General Hospital to commercially develop, manufacture, use and sell products utilizing certain technology of Massachusetts General Hospital related to the diagnosis and treatment of certain dermatological conditions and diseases, including psoriasis. The licensed technology is the subject of a currently pending provisional patent application filed in the United States by Massachusetts General Hospital.

     The Company has agreed to use its best efforts to develop and make commercially available products with respect to the licensed technology within certain time frames, or Massachusetts General Hospital may have the right to cancel the exclusive license or convert any exclusive license to a non-exclusive license.

     On March 17, 1998 the Company entered into a clinical trial agreement with the Massachusetts General Hospital to test the effect of the Company's excimer laser and laser delivery system for treatment of psoriasis as compared to the current Ultraviolet "B" ("UVB") treatment being used to treat psoriasis.

     There can be no assurances that the Company will be able to develop any products utilizing the licensed technology within the contractual time frame or at all.

EXCIMER LASERS

     ACCULASE TRANSMYOCARDIAL REVASCULARIZATION SYSTEM. The Company has under development an excimer laser and fiberoptic system (the "AccuLase TMR System") for the treatment of coronary heart disease in a procedure called transmyocardial Revascularization ("TMR"), a procedure that creates new channels for blood to flow to ischemic, or oxygen-starved, heart muscle. Rather than opening narrowed coronary arteries, the AccuLase TMR System is intended to treat ischemic myocardium (oxygen-starved heart tissue) directly. This is accomplished by lasing small channels through ischemic areas of the heart such that the channels connect directly with the left ventricle, which is a reservoir of oxygen-rich blood. Management believes that these channels provide new pathways for blood flow into the heart muscle. However, there can be no assurances to this effect.

     AccuLase's management met with representatives of the U.S. Food and Drug Administration (FDA) in January, 1995 to discuss preclinical data submission requirements necessary to initiate human trials of the AccuLase TMR System. Animal testing of the AccuLase TMR System was then performed in collaboration with several heart research institutions in the United States, culminating in a study at The New York Hospital Cornell Medical Center, which serves as the pre-clinical basis for an Investigative Device Exemption (IDE) that was granted by the FDA in August, 1996.

     Under this IDE, Phase I human clinicals have begun at New York Hospital Cornell Medical Center and at Good Samaritan Hospital in Los Angeles, California.

     The IDE submission provides for the AccuLase TMR System to be used in open-heart procedures. The Phase I study only includes patients that are suffering from ischemia and angina, and who are not candidates for coronary bypass grafts (CABG) or for balloon angioplasty.

     There are an estimated 120,000 people worldwide per year who qualify for TMR under the conditions set forth above. Depending upon the outcomes of the Phase I study, Baxter may petition for the Phase II studies to be expanded to a multi-site study (more than 10 institutions) and expand the procedure to include patients who are candidates for incomplete CABG revascularization.

     In the first quarter of 1998, the IDE was transferred to Baxter from the Company by the FDA in connection with the Baxter Agreement.

     LASER ANGIOPLASTY SYSTEM. The Company also has developed a laser angioplasty system that is proposed to be used to treat atherosclerotic blockages of the coronary arteries. The Company initially obtained clearance to perform Phase 1 of a human clinical study for its intraoperative laser angioplasty. However, the related IDE was terminated by the FDA and the Company has terminated research on this system in order to focus its resources on expanding research on its TMR laser.

     EXCIMER LASER SYSTEM FOR THE TREATMENT OF PSORIASIS. The Company's subsidiary AccuLase has developed an excimer laser and laser delivery system for the treatment of psoriasis. Psoriasis is a chronic inflammatory skin disease for which there is no known cure today. However, there are several treatments that achieve periods of clearance that restore function and maintain health.

     According to the National Psoriasis Foundation ("NPF"), there are three
(3) approaches to treat psoriasis topical therapy (creams and lotions), phototherapy (ultraviolet light-UVA and UVB) and systemic medications. The Company's excimer laser technology for the treatment of psoriasis, if successful, is intended to replace and/or augment all the current treatment modalities. The Company's excimer laser generates ultraviolet (UV) light with a wavelength of 308nm. The UVB light currently being used in phototherapy has a wavelength of 310nm and is the treatment modality that the Company and its medical adviser believe that the Company's excimer laser system will be effective in replacing and should become the preferred method to treat psoriasis. There can be no assurances that the Company's excimer laser technology will be successful in treating psoriasis or result in a commercially viable product.

     ANTICIPATED MARKETS. Anticipated markets for the excimer laser and related disposable products for the cardiovascular and vascular markets are hospitals in the United States and around the world.

     The markets for the excimer laser system for treatment of psoriasis are hospitals and dermatology clinics in the United States. and around the world.

     The NPF estimates that between 1% to 3% of the world's population is affected by psoriasis. In the United States, the NPF estimates that this condition affects more than six million Americans and that between 150,000 and 260,000 new cases occur each year. Both genders are affected by the condition, being slightly more prevalent among women. About 10 to 15% of the people who get psoriasis are under the age of 10. The NPF further estimates that psoriasis patients make about 2.4 million visits to dermatologists each year and that the overall cost to treat psoriasis may exceed three billion dollars.

     In addition to the above costs, the NPF estimates that 56 million hours of work are lost each year by psoriasis sufferers.

     The Company believes that its excimer laser system could replace and/or augment the current phototherapy modalities. The Company will first test its excimer laser system, as it compares to the UVB therapy currently being extensively used to control psoriasis. In using UVB, the patient stands in a light box lined with special UVB lamps and the whole body is radiated (other than protected areas such as eyes and male genitals). The patient will generally be treated three times per week over 10 to 12 weeks. The need for long periods of treatment is due to the fact that the healthy skin as well as the psoriasis affected skin is being treated in the current light boxes, so that the dosage or radiation must be controlled or the patient will be severely burned. The Company's excimer laser, however, can be used to treat only the skin area that is affected by psoriasis, and since it is believed that skin that is affected by psoriasis is not as susceptible to UVB radiation, the Company and its medical adviser believe that a high dose of UVB applied directly to the affected area could significantly reduce the number of treatments and the time needed to control psoriasis. The Company has entered into clinical trial agreement with Massachusetts General Hospital to study the affect of different dosages on psoriasis. This study, which is expected to start in the second quarter of 1998, should lead to the Company's submission of a Form 510K to the FDA, in the early part of 1999, requesting approval of the Company's excimer laser system to be used to treat psoriasis.

     The Company expects that the number of treatments that will be needed to control psoriasis using the Company's excimer laser system should decrease from over 30 to less than 10. The other benefits to the use of the Company's excimer laser should be to reduce or eliminate the side effects of current treatment modalities. It is known that UVB treatments have the same long term effects as chronic sun exposure, such as skin cancer and premature skin aging. It is hoped that by treating only the psoriasis affected skin with the Company's system that these side effects could be reduced.

     Since the Company's laser system is still in the clinical trials stage with its products, there is no assurance that the Company will be able to successfully prove up their anticipated benefits, obtain required governmental approvals for their use, and with its strategic association with Baxter for the cardiovascular and vascular markets, reach anticipated markets ahead of competing technologies and competitors.

     WORKING CAPITAL. Management believes that, based on the Company's current business plan, the Company has sufficient operating capital to finance current levels of operations for a period of at least thirteen (13) months following the date of this Report. Management believes that the Company will require working capital over the thirteen (13) months following the date of this Report to continue development of its products and meet its obligations under the Baxter Agreement, estimated in the range of $1,500,000 to $2,500,000. The Company has approximately $750,000 of cash as of April 8, 1998. Further, management believes that approximately $1,200,000 of anticipated revenues will substantially be generated from the sale of lasers to Baxter under the Baxter Agreement.
However, there can be no assurances to this effect. Further, the sources of and terms for the remainder of such capital, if needed, are uncertain as of the date of this Report. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

     SOURCES AND AVAILABILITY OF RAW MATERIALS. The Company uses raw materials that may be obtained from a number of different vendors. Therefore, the Company believes that there are adequate sources and availability of all raw materials required to commercialize its products.

OTHER LASERS

     The Company's other laser business applications and products are sold in two markets, medical applications and scientific applications. The Company has entered into a letter of intent to sell the Company's assets related to these laser technologies.

     MEDICAL LASER PRODUCTS.   Although  the Company has developed a number of
medical laser systems, such as Ruby Laser Systems, ND: YAG Laser Systems and Alexandrite Laser Systems, only the Ruby Laser System has generated any meaningful revenues since 1995. Set forth below is a brief summary of the Company's current medical laser systems:

          RUBY LASER SYSTEM. The use of solid-state laser systems has expanded into new application areas such as dermatology for the treatment of benign pigmented lesions of the skin such as nevus of ota, moles, age spots and tattoos. This new application represents an extension of the Company's scientific ruby laser technology, a technology that was one of the earliest laser systems developed for commercial use. Laser energy created by the ruby laser is highly absorbed by pigmented lesions, but poorly absorbed by normal skin. Using the laser system, therefore, allows the physician to treat effectively the skin lesion without anesthesia and without causing normal pigmented changes or scarring. The Company began manufacturing and shipping these systems in August, 1991 on a private label basis. The manufacturing/distribution agreement with the customer officially terminated in 1993. In May, 1995, the Company resumed production of the ruby laser using a distributor network for marketing the product. Research and development programs have been geared toward modification to allow long pulse width operation for other dermatological applications, including hair removal. Ruby lasers have shown the ability to remove hair without damage to the surrounding tissue while removing the hair for long periods of time. Repeated application may lead to permanent hair removal. The Company is awaiting FDA approval for the long pulse laser for dermatology.

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

     In 1990, the Company received FDA clearances to market commercially 100, 60, and 45 watt Nd:YAG systems and accessories for use in general surgery. These systems are used in traditional applications such as gynecology as well as in endoscopic and laparoscopic procedures, such as laser laparoscopic cholecystectomy (gallbladder removal). New endoscopic and laparoscopic procedures have generated significant interest among general surgeons in the use of lasers for surgery. Due to limited cash resources, the Company did not actively market the Nd:YAG laser in 1997.

          ALEXANDRITE LASER SYSTEM. Laser induced shockwave lithotripsy ("LISL"), or the use of laser energy to break up kidney and biliary stones, also represents a new application of medical lasers. The Company believes that LISL offers a reliable cost-effective adjunct or alternative to surgery or extracorporeal shockwave lithotripsy ("ESWL") for the treatment of kidney and biliary stones. However, there can be no assurances to this effect. ESWL uses externally generated shock waves that noninvasively pass through the skin and fragment the stone, allowing it to be passed by the patient. ESWL equipment is expensive to purchase and install and may not be usable in treating certain stones in the lower two-thirds of the ureter which are shielded by the pelvic bone.

     LISL requires a minimally invasive endoscopic procedure or percutaneous puncture to allow access to the stone. A small optical fiber is passed through the endoscope or percutaneous catheter until it reaches the stone. Laser energy is transmitted through the optical fiber and causes the stone to fragment into small particles, which can be expelled naturally. LISL can be used to fragment stones in areas which are not easily treated by ESWL or following ESWL treatment when fragments become lodged or are not small enough to be expelled naturally.

     In April, 1993, the Company received FDA clearance to market its solid-state alexandrite lithotriptor for the treatment of kidney stones in the renal and urinary tract. Clearance to market the lithotriptor was also received in Japan in late 1995. Again, due to limited cash resources, the Company did not actively promote the lithotriptor in 1997, choosing instead to focus on the dermatology market.

     SCIENTIFIC LASER SYSTEMS. The Company's scientific products are sold into niche markets for use principally in applications such as spectroscopy, calibration, alignment, and ultra-fast event measurement by universities, government, and private industry research labs.

     The Company manufactures and markets scientific products based on a wide range of technologies which include: nitrogen laser systems, nitrogen pumped dye laser systems, solid state mid infrared laser systems, as well as laser diodes and laser diode spectrometers.

     Set forth below is a brief summary of the Company's current scientific laser systems:

          DIODE LASER SYSTEMS. In February 1989, the Company acquired Laser Analytics, Inc., a wholly owned subsidiary of Spectra Physics. Since the acquisition, the Company has funded continued development efforts focused primarily on improvements in the production of tunable infrared laser diodes. In 1990, the Company signed a joint technology licensing agreement with the General Motors Research Lab. This technology uses a spectrometer based on the Company's tunable infrared laser diode to measure naturally occurring, non-radioactive stable isotopes in exhaled breath. These measurements are useful in diagnosing such medical problems as diabetes, lung and liver dysfunction, digestive tract
diseases, such as the detection of helicobactor pylori which has   been shown to
be a precursor to liver and stomach cancer. The Company is continuing research and development efforts on this product but does not anticipate commercial sales from this product in the next twelve months.

     The Company's tunable diode lasers are based on lead-salt semiconductor technology for use in advanced research such as high resolution molecular spectroscopy, combustion diagnostic studies and atmospheric chemistry. These are "high end" instruments designed for research, which requires a high level of sophistication and performance. These lasers are sold both as a standardized unit, and as a customized unit. In addition, the Company has designed a system using the tunable diode laser technology for pollution monitoring applications.

     In 1996, the Company received an order from its Japanese distributor for complete systems for monitoring plasma reactions for advanced semiconductor manufacturing. Five systems were initially installed in February, 1997. If beta testing is successful, significant orders from this manufacturing consortium could be realized in early 1998.

          NITROGEN LASER AND NITROGEN PUMPED DYE LASER SYSTEMS. The Company's nitrogen/dye laser uses an ultraviolet laser beam that when exposed to certain dyes creates a visible wavelength that is tunable over a wide range of frequencies. This feature makes them extremely useful to chemists who do spectroscopic studies of materials that absorb or react to specific wavelengths of light. The main features of this product line are tunability, reliability, stability and ease of operation and low cost. The Company's sealed nitrogen lasers are now being used in OEM commercial applications. In 1995, the Company received two significant quantity orders from a foreign government for nitrogen lasers to be used in the currency printing process. Machine vision systems and mass spectrometer manufacturers are also using nitrogen lasers in quantity. The Company is working with an OEM customer to develop a system for cervical cancer detection. Multiple quantity orders are expected for this application in early 1998.

          SOLID STATE MID INFRARED LASER SYSTEMS. The Company's solid-state scientific product line consists of a broad range of laser system products (Nd:YAG, Nd:GLASS, Ti:SAPPHIRE). Each product within this line has unique wavelength and performance characteristics which are useful in laboratory research in holography, plasma diagnostics, and bathimetry (ocean mapping).

     PRINCIPAL MARKETS AND METHODS OF DISTRIBUTION. The Company's marketing strategy is to define specific target markets and to modify existing products or design new products to meet perceived market demand.

     The Company markets its medical laser systems principally through independent distributors and representatives to large hospitals, small community hospitals, and freestanding outpatient surgery centers throughout the world. The Company promotes its medical products through attendance at trade shows and exhibits, advertising in medical journals and direct mail programs to the medical community.

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

     SOURCES AND AVAILABILITY OF RAW MATERIALS. Management believes that the Company currently has good relationships with vendors of materials for medical and scientific lasers. As a result of the Bankruptcy Reorganization and the Company's cash flow constraints, most vendors operate on a C.O.D. basis. This has not significantly affected the willingness of vendors to work with the Company on an ongoing basis. Most major components and raw materials, including solid state laser rods, laser crystals, optics and electro-optic devices are available from a variety of sources. The Company does not rely on sole source vendors. Cash flow constraints are the main limiting factors in parts availability.

RELATIONSHIP WITH ACCULASE SUBSIDIARY

     AccuLase is a 76% owned subsidiary of Laser Photonics, which was acquired by Laser Photonics in May, 1995 in connection with the Bankruptcy Reorganization. AccuLase owns certain technologies related to the Company's excimer lasers and delivery systems. Due to AccuLase's inability to raise financing to capitalize the development of its excimer lasers, Laser Photonics engaged in significant financing activities in 1997 and provided incentives and compensation to management of the Company and ongoing funding to develop and commercialize the excimer laser technology. Laser Photonics paid $4,000,000 to Baxter to acquire certain licenses relating to the excimer lasers.

     Laser Photonics believes that these financings and the providing of management assistance and product development funding to AccuLase has provided significant benefit to AccuLase and that AccuLase could not have obtained any of
these benefits without the assistance of Laser Photonics.   Laser Photonics and
AccuLase have not reached agreement with respect to how AccuLase will compensate the Company for this arrangement.

WORKING CAPITAL ITEMS

     The Company is required by the FDA under GMP guidelines to carry certain inventories of its medical lasers for emergency medical service. Typically, major service problems must be responded to within 24 hours. The Company estimates that $250,000 of service inventory is on hand at any given time for emergency response.

     The Company is not required by any regulatory body to keep inventories on hand to meet service or delivery issues. Certain raw materials have lead times of greater than sixteen (16) weeks. The Company keeps a safety stock of these items when appropriate. The Company estimates that less than $100,000 of current inventory is set aside for safety stock.

     The Company does not provide the right to return units. In some cases, demonstration equipment is sent to the customer prior to the sale to determine suitability. In rare cases, the Company has allowed returns when accompanied by a substantial restocking fee.

     In April, 1996, the Company entered into a factoring relationship with Commercial Factors of Atlanta. In June, 1997, the Company changed factors to Altres Financial L.P. of Salt Lake City, Utah. The change was due primarily to lower interest rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     All customers are on 30 day payment terms with approved credit. Some distributors have been granted 60 day terms on a case by case basis.

DEPENDENCE ON NEW CUSTOMERS

     The Company did not have sales to a single customer in excess of 10% of total sales in 1997.

PRODUCT WARRANTIES

     The Company's standard warranty period on most products, except consumables, which have a ninety (90) day warranty period, is one year for parts and labor. Selected medical products have a 12 month parts only warranty. During the warranty period, the Company pays shipping charges one way. The Company has established a reserve for warranty costs based upon the estimated costs to be incurred over the warranty period of the Company's products.

PRODUCT LIABILITY INSURANCE

     The Company maintains liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the annual aggregate amount. Although the Company has never been subject to a product liability claim, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     The Company's research and development emphasis has shifted from pure research to product modification and development to meet new market demands. The Company's strategy is to utilize and modify its existing laser and component base to develop new products and applications in targeted medical and scientific markets. In addition to internal development, the Company may take advantage of opportunities, if they arise, in the current laser market environment of consolidation and market specialization by continuing to seek out and acquire both products and technology at a cost the Company believes to be lower than internal development. The Company does not have any present acquisition plans. Because the Company products are focused in specific niche scientific and medical markets, the Company does not believe the decline in research and development expenditures will impact the Company's abilities to be competitive in its markets.

     During 1997, the Company concentrated on development of its excimer lasers and upgrading and modifying its ruby laser for dermatology. The Company has been working with an OEM customer to develop its scientific nitrogen laser technology for cancer detection. The Company's scientific research and development focused on development of the diode laser systems for the semiconductor manufacturing application and on development of OEM nitrogen lasers for cancer detection and industrial applications.

ENVIRONMENTAL CONCERNS

     The Company's medical lasers are not believed to cause any environmental concerns. All medical lasers are solid-state construction so no hazardous gases or liquid dyes are used in their operation or manufacture. In winter months, medical laser cooling systems are filled with an ethylene glycol and water mixture to prevent freezing during shipment. This mixture must be removed and discarded upon installation.

     The Company's excimer lasers utilize Xenon-Chloride gas as a lasing medium. The chlorine component of this gas is extremely corrosive and must be handled with care. Although only a small quantity of gas is present in each laser, proper handling is essential for safe operation. Depleted gas is reacted prior to disposal. Excimer lasers are common in hospitals and laboratories and the disposal and handling of these gases is well known. The use of these gases is not expected to impact the desirability of these lasers. Excimer lasers used in PRK (photorefractive radial keratectomy) use similar gases. These lasers are also in widespread use.

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

GOVERNMENT REGULATION

     The Company is subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require laser manufacturers to file new product and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold, except those sold to original equipment manufacturer ("OEM") customers, as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, the Company has filed the documentation with CDRH for its laser products requiring such filing, and has not experienced any difficulties or incurred significant costs in complying with such regulations.

     Medical devices incorporating lasers are subject to extensive FDA regulations governing the use and marketing of such devices. FDA conducts on-site inspections to insure compliance with good manufacturing practice. The FDA conducted a no-notice compliance inspection in September, 1991, and the Company received no written deficiencies in its Quality Assurance program.

COMPETITION

     The laser industry is very complex and fragmented because of the specialized nature of laser products and the differing applications required by purchasers of lasers and laser systems. To the extent the Company's products are incorporated into systems for medical and scientific applications, the Company indirectly competes with hundreds of suppliers of devices employing other technologies and also those which employ lasers as a principal component.

     The Company believes the primary competitive factors within the surgical laser market are the level of customer support, training, price, product reliability, and breadth of product line. The Company believes that it offers a broad product line, flexible OEM capabilities, and provides through its distributors and in-house capabilities a high level of customer service and training. The Company believes that its medical products are competitively priced compared to competing laser products and that its products based on solid-state technology are very reliable. Although the Company has manufactured surgical YAG laser systems and components on a private label basis for a number of years, as an entrant into this market under the "Laser Photonics" label, the Company must establish its reputation as a direct provider of products to the medical community.

     The market for the Company's proposed products is extremely competitive. The Company directly and indirectly competes with other businesses, including businesses in the laser industry. In many cases, these competitors are substantially larger and more firmly established than the Company. In addition, many of such competitors have greater marketing and development budgets and substantially greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the Company's industry. Further, in order to compete effectively in the market for laser technology, the Company must develop and introduce on a timely basis competitive products that embody new technology, meet evolving industry standards, and achieve competitive levels of performance at prices acceptable to the market.

     The Company's competitors include companies with substantially greater resources in technology, finance, manufacturing, sales, marketing, distribution, customer service and support, as well as greater experience and name recognition, than the Company. The Company expects substantial direct competition, both from existing competitors and from new market entrants.

     Further, larger and more established competitors may seek to impede the Company's ability to establish a market share for any products which may be developed by the Company through competitive pricing activities. Also, prospective customers for the Company's products may be reluctant to disrupt relationships with well-established distributors of products which may be comparable in quality or pricing to any of the Company's products.

     Further, the Company's competitors spend substantial sums on research and development and manufacturing facilities in order to maintain their respective market positions. The Company does not have comparable resources with which to invest in research and development and advertising and is at a competitive disadvantage with respect to its ability to develop products. The Company may also encounter difficulties in customer acceptance because it is likely to be perceived as a new processor supplier whose identity is not yet well known and whose reputation and commercial longevity are not yet established. Substantial marketing and promotional costs, possibly in excess of what the Company can afford, may be required to overcome barriers to customer acceptance. There can be no assurance that the Company will be able to overcome such barriers. The failure to gain customer acceptance of the Company's laser technology would have a material adverse effect on the Company.

PATENTS AND TRADEMARKS

     The Company holds several United States patents on various items of laser equipment and components. The Company does not, however, consider the ownership of patents essential to its operations. The first patent, which was issued in January, 1990, provides patent protection until 2007 and covers the Company's base excimer laser design. The second patent, which was issued in May, 1990, provides patent protection until 2007 and covers a liquid filled flexible laser light guide. The third patent, which was issued in May, 1991, provides patent protection until 2007, and covers a means of measuring optical fiber power output. The fourth patent, which was issued in September, 1991, provides patent protection until 2008 and relates to the laser to optical fiber coupling apparatus used in the Company's excimer lasers. The Company also has one U.S. patent application pending relating to a proprietary laser catheter design, which application was initially denied and now is on appeal.

     The Company also received patents for its base excimer laser design in Australia in November, 1991, Canada in December, 1992, and Israel in February, 1993. The Australian, Canadian, and Israeli patents provide protection until August, 2004, December, 2009, and August, 2008, respectively. Patent applications are pending in these countries and in Japan for a fiber optic laser catheter design.

     The Company regards its technological processes and product designs as proprietary and seeks to protect its rights in them through a combination of patents, internal procedures and non-disclosure agreements. The Company also utilizes licenses from third parties for processes and designs used by the Company which are proprietary to other parties. The Company believes that its success will depend in part on the protection of its proprietary information and patents, and the licenses of technologies from third parties.

     There can be no assurances as to the range or degree of protection any patent or registration which may be owned or licensed by the Company will afford, that such patents or registrations will provide any competitive advantages for the Company, or that others will not obtain patents or registrations similar to any patents or registrations owned or licensed by the Company. There can be no assurances that any patents or registrations owned or licensed by the Company will not be challenged by third parties, invalidated, rendered unenforceable or designed around, or that the Company's competitors will not independently develop technologies which are substantially equivalent or superior to the technologies owned or licensed by the Company and which do not infringe patents or proprietary rights of the Company. Further, there can be no assurances that any pending patent or registration applications or future applications will result in the issuance of a patent or registration. There can be no assurances that the Company or any licensor to the Company will be successful in protecting its proprietary rights. No assurances can be given that the technology owned or licensed by the Company will not infringe on patents or proprietary rights of others, or that the Company can obtain or renew licenses to use such proprietary rights, if necessary.

     To the extent that the Company relies upon trade secrets and unpatented know-how, and the development of new products and improvements of existing products in establishing and maintaining a competitive advantage in the market for the Company's products and services, there can be no assurances that such proprietary technology will remain a trade secret or be available to the Company, or that others will not develop substantially equivalent or superior technologies to compete with the Company's products and services.

     Any asserted claims or litigation to determine the validity of any third party infringement claims could result in significant expense to the Company or any licensor of such technology and divert the efforts of the Company's technical and management personnel, whether or not such litigation is resolved in favor of the Company or any such licensor. In the event of an adverse result in any such litigation, the Company or any such licensor could be required to expend significant time and resources to develop non-infringing technology or to obtain licenses to the disputed technology from third parties. There can be no assurances that the Company or any such licensor would be successful in such development or that any such licenses would be available to the Company on commercially reasonably terms, if at all.

EMPLOYEES

     As of March 31, 1998, the Company had approximately 35 full-time employees, including 16 employees in the Company's Florida offices, 7 in the Company's Massachusetts offices and 12 in the Company's California corporate offices. These employees include technical, administrative and clerical personnel. The Company intends to hire additional personnel as the development of the Company's business makes such action appropriate. The loss of the services of such key employees as Chaim Markheim and Raymond A. Hartman could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable of the Company's industry, no assurances can be given that the Company will be successful in retaining and recruiting needed personnel. See "Management."

     The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees. The Company provides its employees with certain benefits, including health insurance.

                                     RISK FACTORS

     THIS REPORT MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE REFORM ACT. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

     THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN THE COMPANY'S REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, PRIOR TO PURCHASING SHARES OF THE COMMON STOCK:

FINANCIAL RISKS

     LACK OF PROFITABILITY AND HISTORY OF LOSSES; BANKRUPTCY PROCEEDING. The Company historically has incurred significant net losses from operations. On May 13, 1994, the Company filed a voluntary petition of reorganization (the "Bankruptcy Proceeding") with the United States Bankruptcy Court for the Middle District of Florida (the "Bankruptcy Court") pursuant to Chapter 11 of the United States Bankruptcy Code. During the pendency of the Bankruptcy Proceeding, the Company conducted its business operations as a debtor-in-possession, subject to the jurisdiction of the Bankruptcy Court. On May 22, 1995, the Bankruptcy Court confirmed the Bankruptcy Reorganization. As of December 31, 1997, the Company had an accumulated deficit of $9,788,883. The Company expects to continue to incur significant operating losses over at least the following two years as it continues to devote significant financial resources to product development activities and as the Company expands its operations. In order to achieve profitability, the Company will have to manufacture and market products which are accepted on a widespread commercial basis. There can be no assurances that the Company will manufacture or market any products successfully, operate profitably in the future, or that Company will not require significant additional financing in order to accomplish the Company's current business plan.

     NEED FOR ADDITIONAL FINANCING. The Company has historically financed its operations through working capital provided from operations, loans and the private placement of equity and debt securities. The Company has significant debt obligations which will require additional financing in order to repay in full. The Company continues to require such financing in order to accomplish the Company's current business plan. The Company believes that the Company has sufficient capital and anticipated sources of revenues to finance the Company's current level of operations and continued development of the Company's products for a period of at least thirteen (13) months following the date of this Report, based on the Company's current business plan. However, the Company's ability to expand business operations is currently dependent on financing from external sources. There can be no assurance that the Company will be able to generate sufficient revenues prior to such date or at all, or that the Company will not require additional financing at or prior to such date in order to continue operations and product development. There can be no assurances that any additional sources of financing will be available on terms favorable to the Company, or at all, or that the business of the Company will ever achieve profitable operations. Further, any additional financing may be senior to the Company's Common Stock or result in significant dilution to the holders of the Common Stock. In the event the Company does not receive any such financing or generate profitable operations, management may have to suspend or discontinue its business activity or certain components thereof in its present form or cease operations altogether.

SECURITIES RISKS

     DISCLOSURE RELATING TO LOW-PRICED STOCKS.   The Company's Common Stock is
currently listed for trading in the over-the-counter market (the "Over-the-Counter Market") in the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. The Company's securities are subject to the "penny stock rules" adopted pursuant to
Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose Common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Because the Company's securities are subject to the "penny stock rules," there may develop an adverse impact on the market for the Company's securities.

     CERTAIN REGISTRATION RIGHTS. The Company has filed a currently pending registration statement (the "Registration Statement") which covers an aggregate of 3,879,500 shares of Common Stock, including 2,979,500 shares of Common Stock and 900,000 shares underlying certain issued and outstanding warrants (the "Warrants"), and intends to register an additional 28,601 shares pursuant to such Registration Statement. The Registration Statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market.
There can be no assurances that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock.

     LACK OF DIVIDENDS ON COMMON STOCK. The Company has paid no dividends on its Common Stock to date and there are no plans for paying dividends in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business.

     POTENTIAL ANTI-TAKEOVER EFFECT OF DELAWARE LAW. The Company is subject to certain provisions of the Delaware General Corporation Law which, in general, restrict the ability of a publicly held Delaware corporation from engaging in certain "business combinations," with certain exceptions, with "interested stockholders" for a period of three (3) years after the date of transaction in which the person became an "interested stockholder." The effect of such "anti-takeover" provisions may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.

     SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 105,000 restricted shares and 9,170,694 shares of Common Stock which are freely tradeable, eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended ("the "Securities Act") or are the subject of the Registration Statement or other registration statements. Further, the Company has granted options to purchase up to an additional 1,337,899 shares of Common Stock, 1,225,399 of which are currently exercisable, and Warrants to purchase up to 900,000 shares of Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of Common Stock.

     LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. In addition, the Company's Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law.

     CONSENT DECREE. In 1996, the Company entered into a Consent Decree with the Commission where it neither admitted nor denied alleged securities law violations in 1992 and early 1993 under prior management, but consented to the issuance of an injunction against any future violation. The alleged events occurred prior to the Company's Bankruptcy Reorganization and involve events, which occurred prior to the change in the Company's management and directors. There can be no assurance that the Consent Decree will not have an adverse effect on the Company's ability to conduct financing in the future.

GENERAL BUSINESS OPERATIONS RISKS

     PENDING SALE OF REVENUE GENERATING ASPECTS OF BUSINESS OPERATIONS.    On
April 8, 1998, the Company entered into a letter of intent with an unaffiliated third party to sell the operational assets of the Company's business operations conducted in Massachusetts and Florida. The purchaser has also agreed to assume certain liabilities of such business operations. The Company will retain its excimer lasers and laser delivery systems related to the business operations of AccuLase in San Diego, California. There can be no assurances that the transactions contemplated by this letter of intent will be completed on these terms or at all. However, management's decision to sell the assets of the business operations related to the Company's Massachusetts and Florida operations will divest the Company of the business operations which have generated substantially all sales revenues before December 31, 1997. Although the Company has developed strategic alliances with Baxter and Massachusetts General Hospital related to the Company's excimer lasers, there can be no assurances that the Company will ever develop significant revenues or profitable operations with respect to this new business plan.

     TECHNOLOGICAL UNCERTAINTY; NO ASSURANCE OF REGULATORY APPROVALS. Certain of the Company's laser products will require significant clinical testing and regulatory clearances prior to the Company's ability to market such products for medical use. The proposed development of these products is subject to the risks of failure in the development of devices and procedures based on innovative technologies. These risks include the possibilities that the Company's lasers and/or delivery system or the medical treatments they embody, will be found to be ineffective, or otherwise fail to receive necessary regulatory clearances, or uneconomical to market. Accordingly, management is unable to predict whether its development activities will result in any commercially viable products or applications. There can be no assurance that proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

     NEED TO DEVELOP AND POTENTIAL OBSOLESCENCE OF NEW PRODUCTS. The Company is engaged in the business of developing new products and technologies for the laser industry. Certain of the Company's lasers are marketable for non-medical uses and certain lasers need to complete clinical testing and obtain regulatory approval for medical uses. No assurance can be given that the Company will be able to complete such testing or obtain such approvals. The markets for the Company's products are characterized by rapidly changing technology, frequent new product introductions and price erosion. Accordingly, the Company believes its future prospects depend on its ability not only to enhance and successfully market its products, but also to develop and introduce new products in a timely fashion that achieve market acceptance. There can be no assurance that the Company will be able to identify, design, develop, market or support such products successfully or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Delays in new product introductions or product enhancements, or the introduction of unsuccessful products, could have a material adverse effect on the Company. No assurance can be given that technologies developed by others will not render any product developed by the Company obsolete, or otherwise significantly diminish the value of the Company's products, or that there will still be a market for such product by the time such product is ready for commercialization. If the Company does not develop a market for the Company's products at a time when a market window for such a product is still open, there would be a material adverse effect on the Company's financial position.

     RISK OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS.   The Company's growth
will depend on the Company's ability to identify, develop and successfully market its products. The laser industry is populated by many companies of various sizes and types and is characterized by constant and rapid technological and other change, innovation and new discoveries, which make conducting such a business more difficult. The identification of specific market needs is seldom made by any one company alone, and no assurance can be given that there are not many other laser companies actively engaged in developing products designed to solve the needs identified by the Company or that one or more such companies could not develop a product which has the effect of capturing the market which has been targeted by management of the Company for its products or making obsolete a product or technology developed by the Company. There can be no assurance that any products, which may be developed by the Company, if at all, will meet any specific needs then existing in the market or that such products will obtain commercial acceptance in the market.

     DIFFICULTY OF MARKETING THE COMPANY'S PRODUCTS. The Company faces a number of obstacles to the successful marketing of certain of its products which are ready for marketing, but which have not been successfully marketed as of the date of this Report. No assurance can be given that the markets currently projected by the Company for such products will exist, or if it does, that the products using the Company's technologies will achieve acceptance in the market. Even in the event that the Company's products find a level of market acceptance, there can be no assurance that the sale of such products will generate significant revenue for or result in profitability to the Company. The Company may face a formidable task in marketing such products in the face of efforts by other companies to market their own products, even if such companies' products do not, in the opinion of management of the Company, perform as effectively or efficiently as the Company's products. Further, no assurance can be given that any market share, which may be achieved by the Company, will not be overtaken by products manufactured by other companies possessing far greater technical and financial resources.

     DEPENDENCE ON THIRD PARTIES FOR RESEARCH, DEVELOPMENT, MANUFACTURE AND MARKETING OF PRODUCTS AND RISKS OF ACCESS TO ALTERNATIVE SOURCES AND DELAYS. The Company does not have sufficient financial resources, by itself, to conduct human clinical trials and the other research and development necessary to commercialize the application of the laser and delivery system to cardiovascular and vascular applications for medical use. The Company has entered into an agreement (the "Baxter Agreement") with one manufacturer, Baxter, pursuant to which Baxter has agreed to provide certain limited commitments to fund research, development and marketing of the Company's laser technology for cardiovascular and vascular applications. However, Baxter may terminate any such commitment pursuant to the Baxter Agreement and cease further funding at any time, and likely will do so if research and clinical results make the Company's laser and delivery system look less attractive. In the event that Baxter terminates the Baxter Agreement, the Company may rely on other outside parties for the research, development and marketing of its products. There can be no assurance that these third parties will be willing or able to meet the Company's product needs in a satisfactory and timely manner. Although the Company believes that these third parties would have an economic incentive to provide such assistance for the Company, the amount and timing of resources to be devoted to these activities are not within the control of the Company, and there can be no assurance that manufacturing and marketing problems will not occur in the future.

     Production of the Company's lasers requires specific component parts used in the assembly of lasers from certain suppliers. In the event that such suppliers cannot meet the Company's needs, the Company believes that alternative suppliers could be found. However, a change in suppliers or any significant delay in the Company's ability to have access to such resources would have a material adverse effect on the Company's delivery schedules, business, operating results and financial condition.

     There can be no assurance that the Company will be able to enter into agreements with additional third parties to develop or market the Company's products, or that, if it is able to enter into such agreements, that those agreements will be on terms favorable to the Company. Different specifications of such third parties for marketing products may require the Company to generate a new design for each such third party and may cause additional delays and may cause the Company to incur substantial additional costs. Product positioning and market acceptance may be adversely affected by such delays, particularly if competitors introduce improved or superior products during such period.

     The Company maintains limited manufacturing facilities and will need to expand such facilities to effectively manufacture its products on a profitable basis. Although certain members of the Company's management have manufacturing experience, the expansion of the Company's manufacturing facilities and capabilities will subject the Company to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available on commercially reasonable terms, if at all. In the event that the Company is unable to expand its manufacturing facilities and capabilities, the Company may be required to enter into arrangements with others for the manufacture and packaging of its proposed products. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture its products on a commercial basis, in which case the Company's business, results of operations and financial condition would be materially adversely affected.

     In addition, there can be no assurance that either the Company, Baxter or any future prospective corporate partners, will be able to successfully introduce the laser and delivery system so that it will achieve acceptance by patients, health care providers and insurance companies, or that it can be manufactured and marketed at prices that would permit the Company to operate profitably.

     DEPENDENCE ON THE BAXTER AGREEMENT. The Company has entered into a contract with Baxter which has the potential for generating revenue from the sale or license of the Company's excimer laser products for certain uses. If the Company is unable to meet its obligations under the Baxter Agreement, or if the Baxter Agreement is terminated for any reason, there could be a material adverse effect on the Company's financial condition, and the Company may be compelled to curtail or cease business operations altogether.

     DEPENDENCE ON EFFECTIVE PRODUCT DEVELOPMENT. In order to compete successfully in the future, the Company will continuously need to develop higher performance versions of lasers, and will also need to develop future generations of products. Certain of the Company's future products will require significant additional research and development prior to their commercialization. The nature of the Company's research and development activities is inherently complex, precluding definitive statements as to the time required and costs involved in reaching certain objectives. Consequently, actual research and development costs and estimated time frames may require extension. Any delays or additional research costs could require the raising of funds and, therefore, could have a material adverse effect on the Company's business and results of operations. There can be no assurance that any potential products will be capable of being produced in commercial quantities on a timely basis at acceptable costs or be successfully marketed, or that the Company will be able to obtain such additional financing on terms favorable to the Company, or at all.

     UNCERTAINTY RELATED TO THIRD-PARTY REIMBURSEMENT. In the United States, health care providers, including hospitals and physicians, that purchase devices with medical applications for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these devices. The Company's ultimate success will be dependent upon, among other things, the ability of health care providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the laser and delivery system products are used. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by Health Care Financing Administration ("HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors.

     Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's ultimate business prospects. Moreover, management is unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have.

     UNCERTAINTY RELATED TO HEALTH CARE REFORM. Political, economic and regulatory influences are subjecting the health care industry in the United States to a fundamental change. Management anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. Management cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

     PRODUCT DEFECTS; LIMITS OF PRODUCT LIABILITY INSURANCE. One or more of the Company's products may be found to be defective after the Company has already shipped in volume, requiring a product replacement, which might cure such defect. Product returns and the potential need to remedy defects or provide replacement products or parts could impose substantial costs to the Company and have a material adverse effect on the Company. The clinical testing, manufacturing and marketing of the Company's devices and procedures may expose the Company to product liability claims. The Company maintains liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the annual aggregate amount. Although the Company has never been subject to a product liability claim, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations.

     LARGER AND MORE ESTABLISHED COMPETITION. The market for the Company's products is extremely competitive. The Company directly and indirectly competes with other businesses, including businesses in the laser industries. In most cases, these competitors are substantially larger and more firmly established, have greater marketing and development budgets and substantially greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the Company's industry. Further, in order to compete effectively in the market for the Company's lasers, the Company must develop and introduce on a timely basis competitive products that embody new technology, meet evolving industry standards, and achieve increased levels of performance at prices acceptable to the market. In particular, the market for laser products has been and continues to be characterized by intense and increasing price competition.

     Many companies, research institutes and universities are working in a number of disciplines to develop therapeutic devices and procedures aimed at vascular and cardiovascular disease. Most of these companies, research institutes and universities have substantially greater financial, technical, manufacturing marketing, distribution and/or other resources than the Company. In addition, many of such companies have experience in underlying human clinical trials of new or improved therapeutic devices and procedures and obtaining U.S. Food and Drug Administration ("FDA") and other regulatory clearances of devices and procedures for use in human health care. The Company has limited experience in conducting and managing clinical testing and in preparing applications necessary to gain regulatory clearances. Accordingly, other companies may succeed in developing devices and procedures that are safer or more effective than those proposed to be developed by the Company and in obtaining FDA clearances for such devices and procedures more rapidly than the Company. Further, it is expected that competition in this field will intensify over the next few years.

     The Company's competitors spend substantial sums on research and development for laser products in order to maintain their respective market positions. The Company does not have comparable resources with which to invest in research and development and is at a competitive disadvantage with respect to its ability to develop products. The Company may also encounter difficulties in customer acceptance because it is likely to be perceived as a new laser supplier whose identity is not yet well known and whose reputation and commercial longevity are not yet established. Substantial marketing and promotional costs, possibly in excess of what the Company can afford, may be required to overcome these barriers. There can be no assurance that the Company will be able to overcome such barriers. The failure to gain customer acceptance of the Company's lasers and related technology would have a material adverse effect on the Company.

     NO MARKETING STUDIES. No independent studies with regard to feasibility of the Company's proposed business plan have been conducted at the expense of the Company or by any independent third parties with respect to the Company's present and future business prospects and capital requirements. In addition, there can be no assurances that the Company's products will find sufficient commercial acceptance in the marketplace to enable the Company to fulfill its long and short term goals, even if adequate financing is available and products are ready for market, of which there can be no assurance.

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the skills of its management and technical team. There is strong competition for qualified personnel in the laser industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have key-person life insurance on any of its employees.

     RELIANCE ON PATENT PROTECTION AND PROPRIETARY TECHNOLOGY. The Company's business could be adversely affected if it is unable to protect its intellectual property, including patented and other proprietary technology, certain of which is licensed by the Company and certain of which is owned by the Company. To the extent the Company or the owners of the patented technology are unsuccessful in protecting proprietary rights to such technology or such technology may infringe on proprietary rights of third parties, that portion of the Company's business could suffer. The Company's more significant proprietary technology is based on unpatented trade secrets and know-how. To the extent that the Company relies upon unpatented trade secrets and know-how and the development of new products and improvements thereon in establishing and maintaining a competitive advantage in the market for the Company's products, there can be no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with the Company's products. In addition, there can be no assurances that others will not independently develop similar or superior technologies, which will enable them to provide superior products or services. Further, there can be no assurances that patentable improvements on such technology will be developed or that existing or improved technology will have competitive advantages or not be challenged by third parties. Further, the laser industry has been marked by costly and time-consuming litigation with respect to intellectual property rights between competitors. There can be no assurances that third parties will not claim that some or all of the Company's technology infringes on proprietary rights of others. Such litigation may be used to seek damages or to enjoin alleged infringement of proprietary rights of others. Further, the defense of any such litigation, whether or not meritorious, may divert financial and other resources of the Company, which may otherwise be devoted to development of the Company's business plan, and therefore, may have a material adverse effect on the financial condition of the Company. An adverse decision to the Company in any such litigation may result in a significant damages award payable by the Company or enjoin the Company from marketing its then existing products, and therefore, would have an adverse effect on the Company's ability to continue in business. In the event of an adverse result in such litigation, the Company would be required to expend significant resources to develop non-infringing technology or to obtain licenses to the disputed technology from third parties. There can be no assurances that the Company will have the resources to develop or license such technology, or if so, that the Company would be successful in such development or that any such licenses would be available on commercially reasonably terms.

     Further, the Company may be required to commence litigation against third parties to protect any proprietary rights of the Company. There can be no assurances that the Company will be able to afford to prosecute such litigation, or if so, that such litigation will be successful.

ITEM 2.   PROPERTIES.

     AccuLase presently leases approximately 5,400 square feet of office and laboratory space in San Diego, California on a month to month basis, at a monthly rental of $4,719.

     The Company currently occupies approximately 12,000 square feet of office and light manufacturing space at its headquarters in Orlando, Florida, at a monthly rent of $11,000 per month, on a month to month basis. At December 31, 1997, the Company was delinquent in payment of approximately $469,000 of rental obligations on such lease.

     The Company's Laser Analytics subsidiary occupies a 13,000 square foot office and light manufacturing facility in Wilmington, Massachusetts, which commenced in December, 1996, for a five-year period at $5,600 per month.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company filed a Petition for Reorganization (the "Bankruptcy Proceeding") under Chapter 11 of the Federal Bankruptcy Act on May 13, 1994 (Case No. 94-02608-611 - Federal Bankruptcy Court - Middle District, Florida). An order was issued on May 22, 1995 confirming the Company's Third Amended Plan of Reorganization (the "Bankruptcy Reorganization").

     In connection with the Bankruptcy Reorganization, Helionetics, Inc. ("Helionetics") of Van Nuys, California, transferred to the Company ownership of approximately 76% of the issued and outstanding common stock of AccuLase. AccuLase was founded in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiberoptic technologies. AccuLase has focused primarily on the development of medical products for the treatment of coronary heart disease.

     During the pendency of the Bankruptcy Proceeding, Helionetics contributed $1,000,000 in cash to the Company, which funds were utilized for cash payments under the Bankruptcy Reorganization. Helionetics further loaned to the Company $300,000 to fund the cost of research and development of the Company's excimer lasers. In connection with the Bankruptcy Reorganization: (i) Helionetics received 3,750,000 shares of Common Stock of the Company, which represented 75% of the then total issued and outstanding shares of Common Stock, (ii) certain of the Company's unsecured creditors received 1,000,000 shares of Common Stock, which represented 20% of the then total issued and outstanding shares of Common Stock, and (iii) the shares of Common Stock of the Company's prior existing stockholders were cancelled and reissued into 250,000 shares of Common Stock, which represented 5% of the then total issued and outstanding shares of Common Stock. As of the date of this Report, Helionetics does not own any shares of the Company's Common Stock.

     In 1996, the Company entered into a consent decree with the Commission where it neither admitted nor denied alleged securities law violations in 1992 and early 1993 under prior management, but consented to the issuance of an injunction against any future violation. The alleged events occurred prior to the Bankruptcy Reorganization and involve events, which occurred prior to the change in the Company's management and directors. The current management and directors have no connection with this proceeding. No monetary damages were sought.

     In June, 1997, the Company was served with a complaint as defendant by Riverboat Landing, Inc., plaintiff, in the County Court of the Eighteenth Judicial Circuit, Seminole County, Florida regarding failed lease negotiations for a facility in Sanford, Florida. The Company has filed a response and is anticipating settlement out of court. The Company had placed a $10,000 deposit on this facility which has been written off in 1996.

     Except as set forth above, the Company knows of no material legal actions, pending or threatened, or judgment entered against the Company or any executive officer or director of the Company in his capacity as such.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     As of February 4, 1998, the Company's stockholders adopted a resolution by the written consent of 4,764,241 shares, or 51.36% of the issued and outstanding Common Stock, for the purpose of increasing the authorized number of shares of Common Stock of the Company from 10,000,000 shares to 15,000,000 shares.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     As of the date of this Report, the Company had 9,275,694 shares of Common Stock issued and outstanding. Further, the Company has issued and outstanding options to purchase an additional 1,575,399 shares of Common Stock and Warrants to purchase up to 900,000 shares of Common Stock.

     The Company's Common Stock is listed for trading in the Over-the-Counter Market under the symbol "LSPT." The Company's Common Stock, subsequent to the confirmation of the Bankruptcy Reorganization on May 22, 1995, has been quoted on the Electronic Bulletin Board since approximately January 22, 1996 under the stock symbol "LSPT". The Company's "old" Common Stock, prior to the confirmation of the Bankruptcy Reorganization, was also quoted on the Electronic Bulletin Board in 1993, and during the period from May 13, 1994 to May 22, 1995, during the pendency of the related Bankruptcy Proceeding, in the "pink sheets" under the stock symbol "LAPHQ."

     The following table sets forth quotations for the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:



                                        BID PRICES                    ASKED PRICES
                                        ----------                    ------------

                                   HIGH           LOW                  HIGH           LOW
                                   ----           ---                  ----           ---
YEAR ENDED DECEMBER 31, 1996

 1st Quarter                       7 3/4          4 1/2               8 1/4          5 3/4
 2nd Quarter                       8 1/4          3 3/4               8 1/2          4 1/4
 3rd Quarter                       5 3/8          3 5/8               5 5/8          4
 4th Quarter                       3 11/16        11/16               4 1/8          13/16


YEAR ENDED DECEMBER 31, 1997

 1st Quarter                       2 9/32         5/16                2 5/16            3/8
 2nd Quarter                       1 5/16         5/16                1 7/16          13/32
 3rd Quarter                       4 3/8          7/8                 4 9/16          1 1/16
 4th Quarter                       6 1/8          2 31/32             6 3/8           3 1/8


YEAR ENDING DECEMBER 31, 1998

1st Quarter                        4 1/8          2 1/2               4 3/8          2 11/16


     On April 13, 1998, the closing market price for the Company's Common Stock in the Over-the-Counter Market was approximately $ 2.94 share. As of April 8, 1998, without giving effect to the number of stockholders whose shares are held in "street name," the Company had approximately 1,063 stockholders of record.

     No dividend has been declared or paid by the Company since inception on the Company's Common Stock. The Company does not anticipate that any dividends will be declared or paid in the future on the Company's Common Stock.

     The transfer agent for the Common Stock is American Stock Transfer & Trust Co., New York, New York.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1997, the Company issued a total of 105,000 shares of Common Stock to an outside consultant to the Company for legal services rendered. In addition, the Company issued options to acquire 250,000 shares of Common Stock at an exercise price of $0.50 per share and having a five year term, contingent upon certain performance contingencies in the future, to Raymond A. Hartman.

     On July 1, 1997, the Company granted a total of 108,500 options at an exercise price of $1.00 per share to certain employees and consultants. On October 21, 1997, the Company issued options to purchase up to 20,000 shares of Common Stock at an exercise price of $1.00 per share to a former director of the Company. In October, 1997, in satisfaction of all compensation owed by the Company to K.B. Equities, Inc. ("KB Equities"), an affiliate of Bernard Katz, a former director and officer of the Company, and his wife, Susan Barnes, for consulting services rendered to the Company in 1997, the Board of Directors granted options to acquire 100,000 shares of Common Stock to K.B. Equities at an exercise price of $0.75 per share, and with a term of seven years. Mr. Katz resigned from the Board of Directors of the Company on October 9, 1997.

     In August, 1997, the Company issued options to purchase up to 211,899 shares of Common Stock to the following persons, who are currently officers and directors of the Company, at an exercise price of $1.25 per share with a term of five (5) years: (i) Chaim Markheim (20,250 options), (ii) Raymond A. Hartman (20,250 options), (iii) Alan R. Novak (71,399 options), and (iv) John J. McAtee, Jr. (100,000 Options).

     In April, 1998, the Company issued options to Chaim Markheim to purchase up to 250,000 shares of common Stock at an exercise price of $2.875 per share with a five (5) year term.

     In September and October, 1997, the Company privately sold a total of 679,500 restricted shares of Common Stock in a private placement to certain accredited investors at a price of $1.25 per share. The Company sold an additional 28,601 shares at a price of $1.25 per share in the first quarter of 1998. These funds were used in part to pay outstanding accounts payable and to make a partial payment on delinquent Federal and State taxes outstanding.

     In September, 1997, Pennsylvania Merchant Group, Ltd. ("PMG"), purchased from Helionetics, with approval of the Federal Bankruptcy Court in the pending Helionetics Chapter 11 Bankruptcy proceeding, all debt owed by AccuLase to Helionetics, for a purchase price of $1,000,000. In October, 1997, the Company purchased the debt owing by AccuLase, in the amount of $2,159,708 from PMG in consideration of 800,000 shares of Common Stock.

     In November, 1997, the Company issued 1,500,000 shares of Common Stock and 750,000 Warrants, with an exercise price of $4.00 per share and a term of five
(5) years, in a private placement to certain accredited investors resulting in gross proceeds of $6,000,000 to the Company. The Company also issued 150,000 Warrants and paid a commission of $480,000 to PMG as a placement agent fee.

     The 3,008,101 shares and the 900,000 Warrants issued from September through November, 1997 are, and the 28,601 shares issued in 1998 are intended to be, the subject of a currently pending Registration Statement filed with the Commission.

     Except as otherwise provided above, the Company believes each of the foregoing issuances of securities was made to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

CERTAIN BUSINESS COMBINATIONS

     Delaware law contains a statutory provision, which is intended to curb abusive takeovers of Delaware corporations. The effect of such "anti-takeover" provisions may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests.

     Section 203 of the Delaware General Corporation Law addresses the problem by preventing certain business combinations of the corporation with interested stockholders within three years after such stockholders become interested.
Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three (3) years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation at any time within the three (3) year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data for 1993 through 1997 set forth below are derived from the audited and unaudited Consolidated Financial Statements of the Company and Notes thereto. The audited Consolidated Financial Statements at December 31, 1997 and 1996 for the years ended December 31, 1997 and 1996, and the periods from January 1, 1995 to May 22, 1995 and May 23, 1995 to December 31, 1995, appear elsewhere in this Report. The selected consolidated financial data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this Report.



                                                             The Periods From
                                                             ----------------
                        Year Ended                 May 23, 1995            January 1, 1995     Year Ended
                        December 31,               to Dec. 31,             to May 22,          December 31,
                    1997           1996               1995                 1995                1994                1993*
                    ----           ----               ----                 ----                ----                -----
Revenues            $3,815,330     $2,901,454          $1,408,459          $1,241,814          $5,714,619          $6,090,159
Net income         ($2,307,101)   ($5,357,968)        ($2,123,814)         $4,839,456 (1)     ($2,233,829)        ($3,717,909)
  (loss)
Basic and          ($ 0.35)       ($ 0.95)            ($ 0.42)             (2)                (2)                 (2)
 diluted loss
 per share

At period end:

Total assets        $7,808,304     $3,195,082          $5,796,468          $1,714,844          $2,143,821          $4,511,304

Long-term           $  282,559     $  282,559          $  866,516            $      -           $       -          $3,872,200
 debt

Liabilities          $       -       $      -            $      -          $7,564,469          $7,929,852            $      -
 subject to
 compromise

Stockholders'       $4,929,152    ($2,089,928)         $  686,214         ($7,404,460)        ($6,643,063)        ($4,409,234)
 equity (deficit)



--------------------------------

*Derived from unaudited financial statements

(1) Includes extraordinary gain of $5,768,405.
(2) Not comparable due to the Bankruptcy Reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS REPORT, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Report.

OVERVIEW OF BUSINESS OPERATIONS

     The Company is engaged in the development of proprietary excimer laser and fiberoptic equipment and techniques directed initially toward the treatment of coronary heart disease and psoriasis, as well as other medical and non-medical applications. The Company also designs, develops, manufactures and markets solid-state, diode and gas laser systems and accessories for use in both "medical" and "scientific" applications.

     The Company filed a Petition for Reorganization (the "Bankruptcy Proceeding") under Chapter 11 of the Federal Bankruptcy Act on May 13, 1994 (Case No. 94-02608-611 - Federal Bankruptcy Court - Middle District, Florida). An order was issued on May 22, 1995 confirming the Company's Third Amended Plan of Reorganization (the "Bankruptcy Reorganization").

     In connection with the Bankruptcy Reorganization, Helionetics transferred to the Company ownership of approximately 76% of the issued and outstanding common stock of AccuLase. AccuLase was founded in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiberoptic technologies. AccuLase has focused primarily on the development of medical products for the treatment of coronary heart disease.

     During the pendency of the Bankruptcy Proceeding, Helionetics contributed $1,000,000 dollars in cash to the Company, which funds were utilized for cash payments under the Bankruptcy Reorganization. Helionetics further loaned to the Company $300,000 to fund the cost of research and development of the Company's
excimer lasers.   In connection with the Bankruptcy Reorganization: (i)
Helionetics received 3,750,000 shares of Common Stock of the Company, which represented 75% of the then total issued and outstanding shares of Common Stock,
(ii) certain of the Company's unsecured creditors received 1,000,000 shares of Common Stock, which represented 20% of the then total issued and outstanding shares of Common Stock, and (iii) the shares of Common Stock of the Company's prior existing stockholders were cancelled and reissued into 250,000 shares of Common Stock, which represented 5% of the then total issued and outstanding shares of Common Stock. As of the date of this Report, Helionetics does not own any shares of the Company's Common Stock.

     The Company's strategy has changed in 1997 to focusing its efforts on the Company's excimer laser technology and expertise in order to develop a broad base of laser and laser delivery products for both medical and non-medical applications.

     The Company has entered into certain agreements with respect to the manufacturing and marketing of its excimer lasers and delivery systems in 1997 with Baxter Healthcare Corporation and Massachusetts General Hospital.

     The Company's initial medical applications are intended to be used in the treatment of cardiovascular disease and treatment of psoriasis. The current cardiovascular and vascular applications are in an experimental procedure known as Transmyocardial Revascularization ("TMR"), in which the Company's laser
system is currently in Phase I Human Clinical trials.   A proposed excimer laser
system to treat psoriasis is anticipated to commence during 1998 by going through the first phase of Human Clinical trials to demonstrate the laser's effectiveness as a replacement to current Ultraviolet Light Phototherapy being used to control psoriasis.

     In the non-medical applications of the excimer laser technology, the Company intends to evaluate its technology as it applies as an illumination source for use in the deep ultraviolet ("DUV") photolithography systems for the semiconductor manufacturing industry. There can be no assurances that the Company's excimer laser systems will be developed into marketable products.

     The Company's strategy is to apply its extensive solid-state and excimer laser expertise to develop a broad base of laser products focused on medical and non-medical applications. The Company believes that its excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of medical and non-medical applications.

     To facilitate the Company's new focus on excimer laser technology, in October, 1997, the Company's Board of Directors authorized management to pursue the sale or closure of the Company's non-excimer laser businesses.

     On April 8, 1998, the Company entered into a letter of intent with an unaffiliated third party to sell the operational assets of the Company's business operations conducted in Massachusetts and Florida. The purchaser has also agreed to assume certain liabilities of such business operations. The Company will retain its excimer lasers and laser delivery systems related to the business operations of AccuLase in San Diego, California. There can be no assurances that the transactions contemplated by this letter of intent will be completed on these terms or at all.

BASIS FOR PREPARATION OF FINANCIAL STATEMENTS.

     The consolidated financial statements filed elsewhere herein have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and, where applicable, in conformity with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November, 1990, by the American Institute of Certified Public Accountants ("SOP 90-7").

     Under the provisions of SOP 90-7 and in connection with the confirmation of the Bankruptcy Reorganization on May 22, 1995, the Company was required to adopt fresh start reporting as of May 23, 1995 since the reorganization value (approximate fair value at the date of reorganization) was less than the total of all postpetition liabilities and allowed claims, and holders of existing voting shares before May 23, 1995 received less than 50% of the voting shares of the emerging entity. Accordingly, the consolidated statements of operations for the period from January 1, 1995 to May 22, 1995 reflects the effects of the forgiveness of debt resulting from the confirmation of the Bankruptcy Reorganization and the adjustments to restate assets and liabilities to reflect the reorganization value.

     In adopting fresh start reporting, the Company was required to determine its reorganization value, which represented the fair value of the Company before considering liabilities and the approximate amount a willing buyer would pay for the assets of the Company immediately after the Bankruptcy Reorganization. The reorganization value was based upon the consideration given by Helionetics to acquire a 75% interest in the Company. The purchase price of $1,894,122 was determined based upon cash paid and the carrying value of the 76.1% interest in AccuLase previously owned by Helionetics, which was transferred to the Company in connection with the Bankruptcy Reorganization.

     All assets and liabilities were restated to reflect their reorganization value in accordance with procedures specified in Accounting Principles Board Opinion 16 "Business Combinations," as required by SOP 90-7. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets was classified as reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Goodwill") and was being amortized over five years. Because of the magnitude of the Company's losses since emerging from the Bankruptcy Reorganization, the balance of the Reorganization Goodwill was written off as of December 31, 1996.

     In addition, the accumulated deficit of the Company was eliminated and its capital structure was recast in conformity with the Bankruptcy Reorganization. As such, the consolidated balance sheets of the Company as of December 31, 1997 and 1996 and the consolidated statements of operations for the period from May 23, 1995 to December 31, 1995, and for the two (2) years ended December 31, 1996 and 1997, reflect in effect a new entity for financial reporting purposes, as of May 23, 1995, with assets, liabilities, and a capital structure having carrying values not comparable with prior periods. The consolidated statements of operations for the period from January 1, 1995 to May 22, 1995 reflect that of the Company prior to May 23, 1995.

     Further, the Company's consolidated income statements for the years ended December 31, 1997, 1996 and 1995, which form a part of the Company's consolidated financial statements for such years, reflect the results of operations of Laser Photonics and Laser Analytics for the period from January 1, 1995 to May 22, 1995 and the consolidated results of operations of Laser Photonics, Laser Analytics and AccuLase for the period from May 23, 1995 to December 31, 1995 and the years ended December 31, 1996 and 1997.

     For purposes of the following discussion and analysis, the results of operations for the years ended December 31, 1997 and 1996, presented herein, reflect the consolidated results of operations of Laser Photonics, Laser Analytics and AccuLase for the respective periods. Further, for purposes of the following discussion and analysis, the results of operations of Laser Photonics and Laser Analytics for the period from January 1, 1995 to May 22, 1995 and the consolidated results of operations of Laser Photonics, Laser Analytics and AccuLase for the period from May 23, 1995 and December 31, 1995 have been combined as one fiscal year and presented in comparison to the consolidated results of operations of Laser Photonics, Laser Analytics and AccuLase for the year ended December 31, 1996. This method of presentation was set forth herein to permit useful comparison with respect to the consolidated results of operations of the Company between the one year periods ended December 31, 1997, 1996 and 1995, with certain matters affecting the Company's consolidated statements of operations in such years arising from the Bankruptcy Reorganization described below.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial information stated as a percentage of revenues for the years ended December 31, 1997, 1996 and 1995:


                                         YEAR ENDED DECEMBER 31,

                                   1997           1996           1995(1)
                                   ----           ----           -------
Revenues                           100%            100%           100%
Cost of sales                       55              80             94
                                    --              --             --
Gross profit                        45              20              6
                                    --              --             --

Selling, general and
  administrative expenses           57              40             48
Research and development            18              30             35
Bad debt expense related to
  related party receivable           1              23             --
Writeoff of reorganization
  goodwill                          --              51             --
Depreciation and amortization       19              42             28
                                    --              --             --

Loss from operations               (50)           (166)          (105)
Other income (expense)             (10)            (19)           (10)
                                   ----            ----           ----
Loss before extraordinary item     (60)           (185)          (115)
Extraordinary item-gain
  from reorganization              --               --            218
Income tax expense                 --               --             --

                                   -----          ------          ----
Net income (loss)                  (60)%          (185)%          103%
                                   -----          ------          ----
                                   -----          ------          ----


     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996. Total revenues for the year ended December 31, 1997 increased approximately 32% to $3,815,330 from $2,901,454 for the year ended December 31, 1996. Total revenues for the years ended December 31, 1997 and 1996 primarily consisted of sales of $2,960,330 and $2,901,454, in the respective years, of the Company scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities. However, the Company generated revenues in 1997 of $855,000 relating to the sale of its excimer lasers to Baxter and the recognition of certain payments made by Baxter to commercialize the Company's excimer lasers in connection with the Baxter Agreement, which did not occur in 1996, and which primarily resulted in the increased revenues for 1997 as compared to 1996.

     Total costs and expenses during the year ended December 31, 1997 decreased 25% to $5,746,170 from $7,703,607 during the year ended December 31, 1996. Total costs and expenses include: (i) cost of sales, (ii) selling, general and administrative expenses, (iii) research and development, (iv) depreciation and amortization, and (v) certain bad debt expenses, as follows:

     Cost of sales during the year ended December 31, 1997 decreased approximately 10% to $2,090,276 from $2,329,299 during the year ended December 31, 1996. This decrease primarily resulted from increased efficiency in the Company's focusing on the marketing of laser products with lower margins and the purchasing of materials at volume discounts due to improved relations with vendors as part of the restructuring of cost controls instituted by new management following the Bankruptcy Reorganization.

     As a result, cost of sales as a percentage of sales decreased to approximately 55% in 1997 from 80% in 1996.

     Selling, general and administrative expenses during the year ended December 31, 1997 increased approximately 88% to $2,181,304 from $1,158,841 during the year ended December 31, 1996. This increase primarily resulted from: (i) compensation of $671,323 recognized upon issuance of stock options and $95,625 of Common Stock issued as payment for professional services in 1997, as compared to $326,250 of Common Stock issued as payment of a litigation settlement (and recorded as rental expense) and employee compensation in 1996, (ii) payment of $71,000 in federal tax penalties in 1997 which did not occur in 1996, and (iii) the increased focus of the Company's excimer laser business operations to marketing in 1997 from research and development in 1996 in connection with the execution of the Baxter Agreement in August, 1997. The Company believes that the issuance of securities as related to compensation and rental expenses and the cash payment of tax penalties will be nonrecurring expenses in the future.

     Research and development during the year ended December 31, 1997 decreased to $685,109 from $850,993 during the year ended December 31, 1996. This decrease primarily related to the Company's increased focus of the Company's excimer laser business operations to marketing in 1997 from research and development in 1996 in connection with the execution of the Baxter Agreement in August, 1997.

     Bad debt expense related to related party receivables during the year ended December 31, 1997 decreased to $48,000 from $662,775 during the year ended December 31, 1996. The Company incurred a bad debt expense of $662,775 in 1996 related to the write-off of a receivable from Helionetics and of $48,000 in 1997 related to the write-off of a receivable from a subsidiary of Helionetics.
These items will be nonrecurring expenses in the future.

     The Company incurred an expense of the write-off of Reorganization Goodwill initially recognized in connection with the Bankruptcy Reorganization of $1,486,823 during the year ended December 31, 1996, which did not occur during the year ended December 31, 1997. The Reorganization Goodwill recognized in connection with the Bankruptcy Reorganization represented the portion of the reorganization value that could not be attributed to specific tangible or identified assets, which were being amortized over five (5) years. The Reorganization Goodwill was written-off as of December 31, 1996 because of the magnitude of the Company's losses following the Bankruptcy Reorganization.

     Depreciation and amortization during the year ended December 31, 1997 decreased to $741,481 from $1,214,876 during the year ended December 31, 1996. This decrease related to the reduction of $1,486,823 of Reorganization Goodwill on the Company balance sheet as of December 31, 1996.

     Other expenses decreased during the year ended December 31, 1997 to $372,361 from $558,815 during the year ended December 31, 1996. This decrease in other expenses between the respective years resulted primarily from increased interest income of $52,280 in 1997 from none in 1996.

     As a result of the foregoing, the Company experienced a net loss of $2,307,101 during the year ended December 31, 1997, as compared to a net loss of $5,357,968 during the year ended December 31, 1996. The Company also experienced a net loss from operations of $1,930,840 during the year ended December 31, 1997, as compared to a net loss from operations of $4,802,153 during the year ended December 31, 1996. See "Liquidity and Capital Resources."

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995. Total revenues for the year ended December 31, 1996 increased approximately 10% to $2,901,454 from $2,650,273 for the year ended December 31, 1995, which consisted of sales, in the respective years, of the Company scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities. The Company did not generate any revenues in 1996 or 1995 relating to the sale of its excimer lasers in connection with the operations of AccuLase.

     Total costs and expenses during the year ended December 31, 1996 increased 42% to $7,703,607 from $5,432,726 during the year ended December 31, 1995. Total costs and expenses include: (i) cost of sales, (ii) selling, general and administrative expenses, (iii) research and development, (iv) depreciation and amortization, and (v) certain bad debt expenses, as follows:

     Cost of sales during the year ended December 31, 1996 decreased approximately 6% to $2,329,299 from $2,488,714 during the year ended December 31, 1995. This decrease primarily resulted from increased efficiency in the Company's focusing on the marketing of laser products with lower margins instituted by new management following the Bankruptcy Reorganization. Severe cash flow restrictions in 1996 and 1995 limited the Company's ability to purchase materials at volume discounts from vendors and to advertise and market the Company's products.

     As a result, cost of sales as a percentage of sales decreased to approximately 80% in 1996 from 94% in 1995.

     Selling, general and administrative expenses during the year ended December 31, 1996 decreased approximately 8% to $1,158,841 from $1,262,870 during the year ended December 31, 1995. This decrease primarily resulted from policies instituted by new management of the Company following the Bankruptcy Reorganization in May, 1995 to reduce selling, general and administrative expenses, including reducing staff, budgeting and corporate planning.

     Research and development during the year ended December 31, 1996 decreased to $850,993 from $942,232 during the year ended December 31, 1995. Research and development in each of 1996 and 1995 primarily related to the excimer laser systems acquired through AccuLase following the Bankruptcy Reorganization in May, 1995. Research and development expenses incurred in connection with product lines existing prior to the Bankruptcy Reorganization were focused on reducing costs of existing products and product improvement. Due to cash flow limitations, management did not expend significant funds on new product development, although several new versions of existing products were developed for OEM application.

     Bad debt expense related to related party receivables during the year ended December 31, 1996 increased to $662,775 from none during the year ended December 31, 1995. The Company incurred a bad debt expense of $662,775 in 1996 related to the write-off of a receivable from Helionetics.

     The Company incurred an expense of the write-off of Reorganization Goodwill initially recognized in connection with the Bankruptcy Reorganization of $1,486,823 during the year ended December 31, 1996, which did not occur during the year ended December 31, 1995. The Reorganization Goodwill recognized in connection with the Bankruptcy Reorganization represented the portion of the reorganization value that could not be attributed to specific tangible or identified assets, which were being amortized over five (5) years. The Reorganization Goodwill was written-off as of December 31, 1996 because of the magnitude of the Company's losses following the Bankruptcy Reorganization.

     Depreciation and amortization during the year ended December 31, 1996 increased to $1,214,876 from $738,910 during the year ended December 31, 1995. This increase principally related to the recognition of $205,000 of additional amortization of Reorganization Goodwill on the Company's balance sheet following the Bankruptcy Reorganization and $217,000 of additional amortization of goodwill related to the acquisition of AccuLase.

     Other expenses increased during the year ended December 31, 1996 to $558,815 from $270,310 during the year ended December 31, 1995. This increase in other expenses between the respective years resulted primarily from increased interest expense of $392,000 in 1996 from $325,786 in 1995.

     As a result of the foregoing, the Company experienced a net loss of $5,357,968 during the year ended December 31, 1996, as compared to net income of $2,715,642 during the year ended December 31, 1995, after giving effect to a gain of $5,768,405 arising from debt forgiveness in connection with the Bankruptcy Reorganization in 1995. The Company also experienced a net loss from operations of $4,802,153 during the year ended December 31, 1996, as compared to a net loss from operations of $2,782,453 during the year ended December 31, 1995. See "Liquidity and Capital Resources."

     LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1997, the ratio of current assets to current liabilities was 1.01 to 1.00 compared to 0.42 to 1.00 at December 31, 1996.

     The Company has historically financed its operations through the use of working capital provided from operations, loans and equity and debt financing to the Company. The Company's cash flow needs for the year ended December 31, 1997 were primarily provided from operations, loans and equity financing.

     The Company experienced severe cash flow problems during the first three
(3) quarters of 1997 and throughout 1996 and 1995. These cash flow problems limited the Company's ability to purchase materials and parts incorporated in the Company's laser products, and further restricted the Company's ability to purchase such materials at volume discounts, thereby reducing revenues from potential sales and gross profits form concluded sales. New management instituted policies of cost controls, improved product selection, staff reduction, budgeting and corporate planning in 1997, which have increased the Company's business efficiencies, including decreases in cost of sales as a percentage of sales, reduction in net losses and losses from operations and the focusing on a business plan aimed at excimer laser products which management believes has greater potential of success than the Company's laser products preceding the Bankruptcy Reorganization.

     However, management's decision to sell the assets of the business operations related to the Company's Massachusetts and Florida operations will divest the Company of the business operations which have generated substantially all sales revenues before December 31, 1997.

     Although the Company has developed strategic alliances with Baxter and Massachusetts General Hospital related to the Company's excimer lasers, there can be no assurances that the Company will ever develop significant revenues or profitable operations with respect to this new business plan.

     The Company entered into a secured accounts receivable factoring agreement (the "Factoring Agreement") in June, 1997 with Altres Financial L.P. ("Altres") to factor up to $600,000 in accounts receivable, with a minimum purchase volume of $150,000 per month. The base commission on amounts factored is 1.5% of the face amount of each account for the first thirty (30) day period, plus an additional 1.375% on the face amount of each account for every thirty (30) day period or part thereof until payment of the account is received by Altres. The daily funds rate is the prime rate plus 3% divided by 360. Altres may withhold a reserve against the face value of accounts outstanding at its discretion. The obligation under the Factoring Agreement is the subject of a personal guarantee, under certain circumstances, by Steven A. Qualls, a director and officer of the Company, so long as Mr. Qualls remains an officer of the Company. As of December 31, 1997, the face amount of receivables sold was $160,235.

     In September and November, 1997, the Company privately sold a total of 679,500 shares of its Common Stock in a private placement at a price of $1.25
per share through the Company's investment banker, PMG.   The Company issued an
additional 28,601 shares in the first quarter of 1998 at a price of $1.25 per share. These funds were used in part to pay outstanding accounts payable and delinquent federal and state taxes outstanding.

     During October, 1997, the Company purchased from a third party a note payable of its subsidiary, AccuLase in the amount of $2,159,708 for 800,000 shares of Common Stock. The effect on the Company's financial statements reduced long-term debt with a corresponding increase in stockholders' equity in the amount of $2,159,708.

     In November, 1997, the Company issued 1,500,000 shares of Common Stock and 750,000 Warrants in connection with a private financing of $6,000,000 to the Company through PMG. The Company used $4,000,000 of these proceeds to acquire a license from Baxter related to the Company's excimer lasers in connection with the Baxter Agreement.

     Cash and cash equivalents were $1,225,932 as of December 31, 1997, as compared to none as of December 31, 1996. This increase was primarily attributable to the series of equity financing by PMG and cash generated from the Baxter Agreement in 1997.

     As of December 31, 1997, the Company had long-term borrowing in the
aggregate amount of $892,563, the current portion of which was $610,004.   As of
December 31, 1996, the Company had long-term borrowings of $979,012, the current portion of which was $696,453 as of such date. The decrease in long-term borrowings relates to payments of scheduled obligations.

     Management believes that, based on the Company's current business plan, the Company has sufficient operating capital to finance current levels of operations for a period of at least thirteen (13) months following the date of this Report. Management believes that the Company will require working capital of approximately $1,500,000 to $2,500,000 over at least the thirteen (13) months following the date of this Report to continue to finance costs of current levels of operations, including continued development of its products and meeting the Company's obligations under the Baxter Agreement. The Company has approximately $750,000 of cash as of April 8, 1998. Further, management believes that approximately $1,200,000 of anticipated revenues will be generated from the sale of lasers to Baxter under the Baxter Agreement. However, there can be no assurance to this effect. Further, the sources and terms for the remainder of such capital, if needed, are uncertain as of the date of this Report.

      The Company's ability to expand business operations is currently dependent on financing from external sources. There can be no assurance that changes in the Company's research and development plans or other changes affecting the Company's operating expenses and business strategy will not result in the expenditure of such resources before such time or that the Company will be able to develop profitable operations prior to such date, or at all, or that the Company will not require additional financing at or prior to such time in order to continue operations and product development. There can be no assurance that additional capital will be available on terms favorable to the Company, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders. Moreover, the Company's cash requirements may vary materially from those now planned because of results of research and development, product testing, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the level of working capital required to sustain the Company's planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that the Company experiences the need for additional capital, and is not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue the business plan of the Company. See "Risk Factors."

SEASONAL FACTORS

     Seasonality is not a significant factor in medical laser sales. Budgetary cycles and funding are spread out in various hospitals, chains and organizations, so that funding is not as cyclical as in the scientific laser market.

     The scientific laser market is affected mainly by the government budget cycle. A majority of the Company's scientific laser sales are funded by government agencies, such as the National Science Foundation, the National Institutes of Health, Department of Energy and Department of Defense. The second and third quarters are typically the heaviest for booking orders. Approved funding is usually allocated late in the first quarter or early in the second quarter each year. The Company typically sees an increase in bookings at this time. The government fiscal year ends on September 30 of each year. Bookings typically increase at this time as researchers scramble to spend funding before it is cut off.

IMPACT OF INFLATION

     The Company has not operated in a highly inflationary period and its management does not believe that inflation has had a material effect on sales or expenses.

YEAR 2000

     The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position liquidity and results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated balance sheets of Laser Photonics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996, and the periods from May 23, 1995 through December 31, 1995, and January 1, 1995 through May 22, 1995.

     The following Financial Statement Schedule is submitted herewith: Schedule II - Valuation and Qualifying Accounts.

     The financial statements and schedules required by this Item 8 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 - Election of Directors" and "Executive Officers of the Company" of the registrant's Proxy Statement to be used in connection with its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" of the registrant's Proxy Statement to be used in connection with its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this item is incorporated by reference to the information set forth under the caption "Principal Securityholders" of the registrant's Proxy Statement to be used in connection with its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" of the registrant's Proxy Statement to be used in connection with its 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

                                       PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

A.   FINANCIAL STATEMENTS

          1. Consolidated balance sheets of Laser Photonics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996, and the periods from May 23, 1995 through December 31, 1995, and January 1, 1995 through
     May 22, 1995.

          2. Schedule II--Valuation and Qualifying Accounts.

B.   REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

C.   OTHER EXHIBITS

     10.1      Agreements between the Company and Baxter Healthcare Corp.(1)
     27        Financial Data Schedules

-----------------------

(1). Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and subject to a currently pending request for Confidential Treatment with the Commission.

                         DOCUMENTS INCORPORATED BY REFERENCE

     The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

     Certain documents listed above, as exhibits to this Report on Form 10-K, are incorporated by reference from other documents previously filed by the Company with the Commission as follows:


           PREVIOUS FILING                   EXHIBIT NUMBER
       INCORPORATED BY REFERENCE             IN FORM 10-K
       -------------------------             ------------
     Form 10-K for the year ended                10.1
        December 31, 1996

                                      SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              LASER PHOTONICS, INC.


  Dated:  April 14, 1998    By:  /s/ Raymond A. Hartman
                                 --------------------------------------
                                 Raymond A. Hartman
                                 President, Chief Executive Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


                              LASER PHOTONICS, INC.


  Dated: April 14, 1998      By: /s/ Raymond A. Hartman
                                 --------------------------------------
                                 Raymond A. Hartman
                                 President, Chief Executive Officer and Director (Principal Executive Officer



  Dated: April 14, 1998      By: /s/ Chaim Markheim
                                 --------------------------------------
                                 Chaim Markheim
                                 Director, Chief Operating Officer and
                                 Chief Financial Officer (Principal Financial
                                 Officer and Principal Accounting Officer)



  Dated: April 14, 1998      By: /s/ Steven A. Qualls
                                 --------------------------------------
                                 Steven A. Qualls
                                 Director and Executive Vice President



  Dated: April 14, 1998      By: /s/ Alan R. Novak
                                 --------------------------------------
                                 Alan R. Novak
                                 Director



  Dated: April 14, 1998      By: /s/ John J. McAtee, Jr.
                                 --------------------------------------
                                 John J. McAtee, Jr.
                                 Director

                        LASER PHOTONICS, INC. AND SUBSIDIARIES


                          CONSOLIDATED FINANCIAL STATEMENTS
                                 FOR THE YEARS ENDED
                           DECEMBER 31, 1997, 1996 AND 1995

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . . . F-2

CONSOLIDATED BALANCE SHEETS - December 31, 1997 and 1996 . . . . . . . . . . F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years ended
          December 31, 1997 and 1996, the Period from May 23, 1995
          through December 31, 1995, and the Period from January 1,
          1995 through May 22, 1995. . . . . . . . . . . . . . . . . . . . . F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - For the
          Years ended December 31, 1997 and 1996, and the Period from
          May 23, 1995 through December 31, 1995, and the Period from
          January 1, 1995 through May 22, 1995 . . . . . . . . . . . . . . . F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years ended
          December 31, 1997 and 1996, and the Period from May 23, 1995 through December 31, 1995, and the Period from January 1, 1995 through May 22, 1995 . . . . . . . . . . . . . . . . . . . . . . . F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . F-8

                             INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Laser Photonics, Inc. and Subsidiaries
San Diego, CA


We have audited the accompanying consolidated balance sheets of Laser Photonics, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996, and the periods from May 23, 1995 through December 31, 1995, and January 1, 1995 through May 22, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laser Photonics, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and the periods from May 23, 1995 through December 31, 1995, and January 1, 1995 through May 22, 1995, in conformity with generally accepted accounting principles.

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




HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
February 18, 1998, except as to Note 13
       which is as of April 8, 1998

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                        ------------------------
                                                            1997        1996
                                                        ----------- ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 1,225,932 $     -
  Accounts receivable, net of allowance for doubtful
    accounts of $75,000 and $100,000 in 1997 and
    1996, respectively                                      343,465     383,435
  Inventories                                               951,209     891,011
  Prepaid expenses and other assets                          91,463       7,722
                                                        ----------- -----------
          Total current assets                            2,612,069   1,282,168

PROPERTY AND EQUIPMENT, net                                 141,432     294,842

PATENT COSTS, net of accumulated amortization of
  $23,965 and $15,612 in 1997 and 1996, respectively         60,833      67,260

PREPAID LICENSE FEE, net of accumulated amortization
  of $41,667                                              3,958,333       -

EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANY,
  net of accumulated amortization of $1,342,614 and
  $822,830 in 1997 and 1996, respectively                   995,955   1,515,739

OTHER ASSETS                                                 39,682      35,073
                                                        ----------- -----------

TOTAL ASSET                                             $ 7,808,304 $ 3,195,082
                                                        ----------- -----------
                                                        ----------- -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable - current portion                       $   610,004 $   696,453
  Accounts payable                                          859,559     698,286
  Accrued payroll and related expenses                      400,222     670,481
  Other accrued liabilities                                 631,808     945,791
  Deferred revenue                                           95,000       -
                                                        ----------- -----------

          Total current liabilities                       2,596,593   3,011,011

NOTES PAYABLE, less current portion                         282,559     282,559

DUE TO RELATED PARTY                                          -       1,991,440
                                                        ----------- -----------

          Total liabilities                               2,879,152   5,285,010
                                                        ----------- -----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 8 and 12)             -           -

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value; 15,000,000 shares
    authorized, 9,247,083 and 6,162,583 shares
    outstanding in 1997 and 1996, respectively               92,471      61,626
  Additional paid-in capital                             14,625,564   5,330,228
  Accumulated deficit                                    (9,788,883) (7,481,782)
                                                        ----------- -----------
          Total stockholders' equity (deficit)            4,929,152  (2,089,928)
                                                        ----------- -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $ 7,808,304 $ 3,195,082
                                                        ----------- -----------
                                                        ----------- -----------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED FINANCIAL STATEMENTS.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         PERIOD FROM     PERIOD FROM
                                                                         MAY 23,1995      JANUARY 1,
                                            YEAR ENDED     YEAR ENDED         TO           1995 TO
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,      MAY 22,
                                               1997           1996           1995           1995
                                           ------------   ------------   ------------   ------------
REVENUES:
   Sales                                   $  2,960,330   $  2,901,454   $  1,408,459   $  1,241,814
   Other                                        855,000           -              -              -
                                           ------------   ------------   ------------   ------------
                                              3,815,330      2,901,454      1,408,459      1,241,814
                                           ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
   Cost of sales                              2,090,276      2,329,299      1,282,155      1,206,559
   Selling, general and
     administrative                           2,181,304      1,158,841        566,805        696,065
   Research and development                     685,109        850,993        806,021        136,211
   Bad debt expense related to
     related party receivable                    48,000        662,775           -              -
   Write off of reorganization
     goodwill                                      -         1,486,823           -              -
   Depreciation and amortization                741,481      1,214,876        695,900         43,010
                                           ------------   ------------   ------------   ------------
                                              5,746,170      7,703,607      3,350,881      2,081,845
                                           ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                         (1,930,840)    (4,802,153)    (1,942,422)      (840,031)
                                           ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
   Interest expense                            (386,069)      (392,000)      (150,109)      (175,677)
   Interest income                               52,280           -              -              -
   Other, net                                   (38,572)      (163,815)       (31,283)        86,759
                                           ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAX AND
   EXTRAORDINARY ITEM                        (2,303,201)    (5,357,968)    (2,123,814)      (928,949)

INCOME TAX EXPENSE                               (3,900)          -              -              -
                                           ------------   ------------   ------------   ------------

LOSS BEFORE EXTRAORDINARY
   ITEM                                      (2,307,201)    (5,357,968)    (2,123,814)      (928,949)

   Extraordinary item - gain from
     reorganization                                -              -              -         5,768,405
                                           ------------   ------------   ------------   ------------

NET INCOME (LOSS)                          $ (2,307,101)  $ (5,357,968)  $ (2,123,814)  $  4,839,456
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

BASIC AND DILUTED LOSS PER
   SHARE                                   $      (0.35)  $      (0.95)  $      (0.42)
                                           ------------   ------------   ------------
                                           ------------   ------------   ------------

WEIGHTED AVERAGE SHARES                       6,531,190      5,619,668      5,000,000
                                           ------------   ------------   ------------
                                           ------------   ------------   ------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED FINANCIAL STATEMENTS.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1997

                                                                  COMMON STOCK           ADDITIONAL
                                                            -------------------------     PAID-IN      ACCUMULATED
                                                              SHARES        AMOUNT        CAPITAL        DEFICIT         TOTAL
                                                            ----------  -------------  -------------  -------------  -------------
BALANCES, January 1, 1995                                    6,312,112  $      63,121  $  11,318,259  $ (18,024,443)  $ (6,643,063)
   Net income                                                     -              -              -         4,839,456      4,839,456
   Elimination of old stockholders' interest and
      accumulated deficit                                   (6,312,112)       (63,121)   (11,318,259)    13,184,987      1,803,607
   Issuance of new shares                                    5,000,000         50,000      2,760,028           -         2,810,028
                                                            ----------  -------------  -------------  -------------  -------------

BALANCES, May 22, 1995                                       5,000,000         50,000      2,760,028           -         2,810,028
   Net loss                                                       -              -              -        (2,123,814)    (2,123,814)
                                                            ----------  -------------  -------------  -------------  -------------

BALANCES, December 31, 1995                                  5,000,000         50,000      2,760,028     (2,123,814)       686,214
   Conversion of convertible debentures
      and related accrued interest                             538,583          5,386        519,896           -           525,282
   Exercise of stock options                                   268,000          2,680        700,820           -           703,500
   Stock issued for prior year services                        148,500          1,485        171,640           -           173,125
   Stock issued for rent                                        30,000            300         59,700           -            60,000
   Stock issued as compensation                                177,500          1,775        264,475           -           266,250
   Capital contribution from Helionetics                          -              -           853,669            -          853,669
   Net loss                                                       -              -              -        (5,357,968)    (5,357,968)
                                                            ----------  -------------  -------------  -------------  -------------

BALANCES, December 31, 1996                                  6,162,583         61,626      5,330,228     (7,481,782)    (2,089,928)
   Sale of stock and warrants, net of expenses               2,179,500         21,795      6,237,282           -         6,259,077
   Stock issued for services                                   105,000          1,050         94,575           -            95,625
   Stock issued to purchase debt and
      accrued interest                                         800,000          8,000      2,151,708           -         2,159,708
   Capital contributions from Helionetics                         -              -           140,448           -           140,448
   Compensation recognized upon issuance
      of stock options                                            -              -           671,323           -           671,323
   Net loss                                                       -              -              -        (2,307,101)    (2,307,101)
                                                            ----------  -------------  -------------  -------------  -------------
BALANCES, December 31, 1997                                  9,247,083  $      92,471  $  14,625,564  $  (9,788,883) $   4,929,152
                                                            ----------  -------------  -------------  -------------  -------------
                                                            ----------  -------------  -------------  -------------  -------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED FINANCIAL STATEMENTS.


                                     (continued)

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          PERIOD
                                                                                          Period           FROM
                                                                                           From         JANUARY 1,
                                                                                        May 23,1995        1995
                                                           YEAR ENDED     Year Ended      Through         THROUGH
                                                          DECEMBER 31,   December 31,   December 31,      MAY 22,
                                                              1997           1996           1995           1995
                                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $ (2,307,101)  $ (5,357,968)  $ (2,123,814)  $  4,839,456
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
      Depreciation and amortization                            741,581      1,214,876        695,900         43,010
      Write off of reorganization
         goodwill                                                 -         1,486,823           -              -
      Bad debt expense related to
         related party receivable                               48,000        662,775           -              -
      Allowance for doubtful accounts                          (25,000)          -          (141,200)        23,604
      Stock issued to pay interest                             168,268         25,282           -              -
      Stock issued for services                                 95,625           -              -              -
      Stock issued for rent                                       -            60,000           -              -
      Stock issued as compensation                                -           266,250           -              -
      Compensation recognized upon
         issuance of stock options                             671,323           -              -              -
      Gain on sale of marketable
         securities                                               -              -           (86,759)          -
      Gain on reorganization                                      -              -              -        (5,768,405)
      Changes in operating assets and
         liabilities:
            Accounts receivable                                 64,970       (127,066)       296,348         70,808
            Inventories                                        (60,198)       (35,147)       312,874        (31,422)
            Prepaid expenses and
               other assets                                    (88,350)        16,838         37,838        (10,552)
            Accounts payable                                   161,273         17,830        382,733         89,779
            Accrued payroll and
               related expenses                               (270,259)       317,923        167,940         33,928
            Other accrued liabilities                         (313,983)       440,995       (899,812)       693,704
            Deferred revenue                                    95,000           -              -              -
            Due to parent company                                 -              -          (199,189)          -
                                                          ------------   ------------   ------------   ------------
      Net cash used in operating activities                 (1,018,851)    (1,010,589)    (1,557,141)       (16,090)
                                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment                      (37,541)       (16,024)        (4,702)       (17,286)
   Proceeds from disposal of property and
      equipment                                                 19,174           -              -              -
   Proceeds from sale of marketable
      securities                                                  -              -           150,701           -
   Acquisition of patents and licenses                      (4,001,926)          -           (11,845)          -
   Advances to related parties                                 (48,000)      (292,900)          -              -
                                                          ------------   ------------   ------------   ------------
      Net cash provided by (used in)
         investing activities                               (4,068,293)      (308,924)       134,154        (17,286)
                                                          ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock and warrants                  6,259,077           -              -         1,000,000
   Proceeds from notes payable                                  71,094         92,952        500,000           -
   Payments on notes payable                                  (157,543)       (67,647)       (31,888)          -
   Capital contributions from Parent Company                   140,448        529,622           -              -
   Proceeds from exercise of stock options                        -           703,500           -              -
                                                          ------------   ------------   ------------   ------------
      Net cash provided by financing
         activities                                          6,313,076      1,258,427        468,112      1,000,000
                                                          ------------   ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          1,225,932        (61,086)      (954,875)       966,624


 CASH AND CASH EQUIVALENTS, beginning
   of period                                                      -            61,086      1,015,961         49,337
                                                          ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of
   period                                                 $  1,225,932   $       -      $     61,086   $  1,015,961
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------


                                     (CONTINUED)

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (CONTINUED)

                                                                                                     PERIOD
                                                                                      Period          FROM
                                                                                       From         JANUARY 1,
                                                                                   May 23, 1995       1995
                                                       YEAR ENDED     Year Ended      Through        THROUGH
                                                      DECEMBER 31,   December 31,   December 31,     MAY 22,
                                                         1997           1996           1995           1995
                                                      -----------    -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW  INFORMATION:
   Cash paid during the year for:
      Interest                                        $   158,939    $   189,021    $   204,260    $   169,125
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
      Income taxes                                    $      -       $      -       $      -       $      -
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
   Reorganization items:
      Elimination of old equity                       $      -       $      -       $      -       $ 8,500,961
      Record fixed assets at fair value                      -              -              -          (425,834)
      Contribution of AccuLase assets and
         liabilities                                         -              -              -           892,882
      Reorganization goodwill                                -              -              -         2,136,829
      Elimination of debt                                    -              -              -         6,343,613
      Other                                                  -              -              -           487,567
   Non-cash financing transactions:
      Conversion of convertible debentures
         to common stock                              $      -       $   500,000    $      -       $      -
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
      Stock issued for accrued prior year
         services                                     $      -       $   173,125    $      -       $      -
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
      Reclassification of Helionetics
         advances to Additional Paid-in
         capital                                      $      -       $   324,047    $      -       $      -
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
      Stock issued to purchase debt and
         accrued interest                             $ 2,159,708    $      -       $      -       $      -
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED FINANCIAL STATEMENTS.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF OPERATIONS:

     NATURE OF OPERATIONS - Laser Photonics, Inc. and subsidiaries (the Company) is principally engaged in the development, manufacture and marketing of laser systems and accessories for medical and scientific applications and, through its approximately 76% owned subsidiary, AccuLase, Inc., is developing excimer laser and fiber optic equipment and techniques directed toward the treatment of coronary heart disease.

     As of December 31, 1995 and 1996, the Company was an approximately 75% and 61% owned subsidiary of Helionetics, Inc. (Helionetics), respectively. During 1997, Helionetics sold 2,000,000 shares of the Company's common stock and the Company issued 3,084,500 new shares of common stock, thereby reducing Helionetics ownership to approximately 19% as of December 31, 1997.

     BANKRUPTCY FILING AND PLAN OF REORGANIZATION - On May 13, 1994, the Company filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Middle District of Florida for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. The Company was subsequently authorized to conduct its business operations as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court.

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

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In adopting fresh start reporting, the Company was required to determine its reorganization value, which represented the fair value of the entity before considering liabilities and approximated the amount a willing buyer would pay for the assets of the Company immediately after its emergence from Chapter 11 status. The reorganization value was based upon the consideration given by Helionetics to acquire a 75% interest in the Company. The purchase price of $1,894,122 was determined based upon cash paid and the carrying value of the 76.1% interest in AccuLase owned by Helionetics.

     All assets and liabilities were restated to reflect their reorganization value in accordance with procedures specified in Accounting Principles Board Opinion 16 "Business Combinations" (APB 16) as required by SOP 90-7. The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets was classified as reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Goodwill") and was being amortized over five years. Because of the magnitude of the Company's losses since emerging from bankruptcy the balance was written off as of December 31, 1996.

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

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     STOCK BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB Statement No. 123 "Accounting for Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method as prescribed by FASB123.

     REVENUE RECOGNITION - Revenues are recognized upon shipment of products to customers. Deferred revenue relates to payments received under the Baxter Agreement (See Note 12) and is being recognized as research and development costs are incurred.

     INVENTORIES - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

     INTANGIBLE ASSETS - Patents and license fees are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, which range from eight to twelve years. Reorganization goodwill represents the portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets. The balance was being amortized over 5 years. Because of the magnitude of the Company's losses since emerging from bankruptcy, the balance of $1,486,823 was written off as of December 31, 1996.

     Excess of cost over net assets of acquired company represents the goodwill recorded by Helionetics for the purchase of AccuLase that has been "pushed down" to the Company. The balance is being amortized using a straight-line basis over 5 years.

     ACCRUED WARRANTY COSTS - Estimated warranty costs are provided for at the time of sale of the warranted product. The Company extends warranty coverage for one year from the time of sale.

     USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, obsolescence of inventories, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets, estimated future warranty costs, penalties and interest for delinquent payroll taxes and penalties for ERISA violations. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

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

     As of December 31, 1997, the Company maintained cash in banks that was approximately $1,046,000 in excess of the federally insured limit.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under FAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the financial statements at December 31, 1997.

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

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     LOSS PER COMMON AND COMMON EQUIVALENT SHARES - In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings per Share" ("FASB128"). The new statement is effective for both interim and annual periods ending after December 15, 1997. FASB128 replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents as of December 31, 1997, 1996 and 1995 were anti-dilutive and excluded in the earnings per share computation. The earnings (loss) per share prior to reorganization is not presented as the results are not meaningful due to debt discharge, the issuance of new common stock and fresh start reporting.

     IMPACT OF RECENTLY ISSUED STANDARDS - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   BASIS OF PRESENTATION:

     As shown in the accompanying financial statements, the Company has reported significant net losses for the periods ended December 31, 1997, 1996 and 1995 resulting in an accumulated deficit of $9,788,883 as of December 31, 1997.

     During 1997, the Company took steps to mitigate the losses and enhance its future viability, as follows: AccuLase entered into a Master Technology Agreement with Baxter Healthcare Corporation (see Note 12) under which AccuLase has received $950,000 and will receive an additional $600,000 plus purchase commitments and future royalty payments. Also during 1997, the Company sold 2,179,500 shares of common stock for net proceeds of $6,294,077 and issued 800,000 shares of common stock to purchase debt of a subsidiary in the amount of $2,159,708. Finally, the Company's Board of Directors authorized management to pursue the sale of the assets of Laser Photonics, Inc. and Laser Analytics, Inc. or consider the closure of their operations. Management believes that these actions will allow the Company to continue as a going concern.


4.   INVENTORIES:

     Inventories are as follows:

                                                             DECEMBER 31,
                                                     --------------------------
                                                         1997          1996
                                                     -----------   ------------
          Raw materials                              $ 1,255,107   $  1,306,420
          Work-in-process                                435,854        456,330
          Finished goods                                  79,772        124,560
                                                     -----------   ------------
                                                       1,770,733      1,887,310
          Allowance for obsolescence
                                                        (819,524)      (996,299)
                                                     -----------   ------------
                                                     $   951,209   $    891,011
                                                     -----------   ------------
                                                     -----------   ------------

5.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                     --------------------------
                                                         1997           1996
                                                     -----------   ------------
          Machinery and equipment                    $   248,439   $    651,471
          Furniture and fixtures                          53,708         32,753
                                                     -----------   ------------
                                                         302,147        684,224
          Less accumulated depreciation                 (160,715)      (389,382)
                                                     -----------   ------------
                                                     $   141,432   $    294,842
                                                     -----------   ------------
                                                     -----------   ------------


                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   OTHER ACCRUED LIABILITIES:

     Other accrued liabilities consists of the following:

                                                           DECEMBER 31,
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------
           Customer deposits                      $     76,588    $    308,408
           Accrued professional fees                      -            127,842
           Accrued property taxes                      111,962         113,721
           Other accrued liabilities                   443,258         395,820
                                                  ------------    ------------
                                                  $    631,808    $    945,791
                                                  ------------    ------------
                                                  ------------    ------------

7.   NOTES PAYABLE, LONG-TERM DEBT, AND CONVERTIBLE DEBENTURES:

     Notes payable and long-term debt consists of the following:

                                                              DECEMBER 31,
                                                       ------------------------
                                                           1997         1996
                                                       ------------  ----------
     Notes payable - unsecured creditors, interest at
     prime rate, quarterly interest only payments
     beginning October 1, 1995, principal due
     October 1, 1999, unsecured.                       $    282,559  $  282,559

     Notes payable - unsecured creditors, interest at
     prime rate, quarterly interest only payments
     beginning October 1, 1995, principal due
     October 1, 1999, unsecured.  Payments past due.        165,298     165,298

     Note payable - creditor, interest at 10%,
     monthly interest only payments through
     May 5, 1997, thereafter monthly interest and
     principal payments of $6,384 through May 1999,
     unsecured.  Payments past due.                         127,860     138,368

     Note payable - U.S. Treasury, interest at 9%,
     payable in monthly principal and interest
     installments of $5,000 through December 1999,
     unsecured.  Payments past due.                         131,094     158,387

     Notes payable - various creditors, interest at 9%,
     payable in various monthly principal and interest
     installments through July 2000, unsecured.
     Payments past due.                                     100,726      69,234

     Note payable - creditor, interest at 9%, payable
     in monthly principal and interest installments of
     $1,258 through January 2001, collateralized by
     personal property of the Company.  Payments past
     due.                                                    48,804      50,583


                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              DECEMBER 31,
                                                       ------------------------
                                                           1997         1996
                                                       ------------  ----------
     Note payable - bank, interest at 9.75%, payable
     in monthly principal and interest installments
     of $636 through February 1999, unsecured.
     Payments past due.                                       -          21,641

     Note payable - factor, interest at 36.5%, due on
     demand, secured by all assets of the Company
     (Note 12).                                               -          76,150

     Note payable - other, no interest, due on
     demand, unsecured.                                      36,222      16,792
                                                       ------------  ----------
                                                            892,563     979,012
     Less current maturities                               (610,004)   (696,453)
                                                       ------------  ----------
                                                       $    282,559  $  282,559
                                                       ------------  ----------
                                                       ------------  ----------

     As a result of the past due payments on some of the notes listed above, the notes are callable at the option of the holder. Therefore, these notes have been classified as current. Aggregate maturities required on long-term debt at December 31, 1997 are due in future years as follows:

               1999                                    $    282,559
                                                       ------------

                                                       $    282,559
                                                       ------------
                                                       ------------

     In July and November 1995, the Company sold an aggregate of $500,000 in six month convertible, secured notes in a private transaction to four offshore corporations. Of the resulting proceeds, $300,000 was retained by the Company, $100,000 was paid to Helionetics in compensation for its corporate guarantee and pledge of collateral, and $100,000 was paid to Helionetics toward the accruing Helionetics debt owed by the Company to Helionetics. The notes bear interest at 12% per annum, with principal and interest all due and payable on maturity. The notes were collateralized by the corporate guarantee of Helionetics, the Company's parent, coupled with a pledge of 300,000 shares of Tri-lite, Inc. (a subsidiary of Helionetics) stock and 500,000 shares of the Company's common stock held by Helionetics.The notes provide that the holders may convert into an aggregate of 512,500 shares of the common stock of the Company, at a conversion price of $0.96 per share. In January and April 1996, the notes were converted to shares of common stock of the Company.


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

     During April 1997, Helionetics filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the U.S.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Bankruptcy Code. As a result, the Company wrote off its $662,775 receivable from Helionetics as of December 31, 1996.

     On September 30, 1997, an investment banker purchased from the Helionetics bankruptcy estate the note payable from Acculase to Helionetics in the amount of $2,159,708 including accrued interest. During October 1997, the investment banker sold such note to the Company for 800,000 shares of the Company's common stock.


9.   STOCKHOLDERS' EQUITY:

     In conjunction with the issuance of convertible notes payable in 1995, the Company granted to the note holders a transferable one year option to purchase 375,000 additional shares of the Company's common stock, exercisable 134,000 shares at $2.25 per share, 134,000 shares at $3.00 per share, and 107,000 shares at $3.75 per share. Shares deliverable upon option exercise are to be provided either by the Company as new issuance shares, or by Helionetics out of the block of shares it holds for investment, at the sole option of Helionetics. During July and August of 1996, 268,000 of these options were exercised. New shares were issued for proceeds of $703,500. The remaining 107,000 options expired during 1996.

     On January 2, 1996, the Company adopted the 1995 Non-Qualified Option Plan for key employees, officers, directors, and consultants, and provided for up to 500,000 options to be issued thereunder. The option exercise price shall not be less than 100% of market value on the date granted, 40% of granted options vest immediately and may be exercised immediately; 30% vest and may be exercised beginning 12 months after grant; and the remaining 30% vest and may be exercised beginning 24 months from grant.

     No options may be exercised more than 10 years after grant, options are not transferable (other than at death), and in the event of complete termination "for cause" (other than death or disability) or "voluntary" termination, all "unvested" options automatically terminate.

     In January 1996, the Board approved the grant of options to certain key employees and consultants, to purchase 335,000 shares of common stock under the 1995 Non-Qualified Option Plan. On the date of grant, 110,000 options were vested and the balance will vest over two years. The options were granted with an exercise price of $1.50 per share and are exercisable through January 2006.

     In February 1996, the Board approved the issuance of 50,000 shares of common stock to the Company's chairman for consulting services rendered, and 98,500 shares of common stock and options to purchase 62,500 shares of common stock to consultants for services rendered. The options were granted with an exercise price of $2.50 per share, are fully vested and are exercisable through February 2001. The accompanying financial statements include expense of $173,125 as of December 31, 1995, representing the agreed-upon value of the services rendered.

     In October 1996, the Board approved the issuance of 125,000 shares of common stock to the Company's chairman for consulting services rendered and 52,500 shares of common stock to employees and

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     consultants for services rendered. The Company has recognized $266,250 in compensation expense related to these services for the year ended December 31, 1996.

     During May 1997, the Board granted options to purchase 250,000 shares of common stock at $0.50 per share to the Company's president. The options vest immediately and expire in May 2002. The Company has recognized $62,500 in compensation expense related to these options for the year ended December 31, 1997.

     On July 1, 1997, the Board approved the grant of options to certain employees and consultants to purchase 108,500 shares of common stock at an exercise price of $1.00 per share. The options vest immediately and expire in July 2007. The Company has recognized $56,030 in compensation expense related to these options for the year ended December 31, 1997.

     During August 1997, the Board granted options to purchase 211,899 shares of common stock at $1.25 per share to certain officers and directors of the Company. The options vest immediately and expire in August 2002. The Company has recognized $172,168 in compensation expense related to these options for the year ended December 31, 1997.

     In August 1997, the Company's board of directors authorized the sale of 750,000 shares of common stock at $1.25 per share through an investment banker ("the investment banker") pursuant to Regulation D under the Securities Act of 1933. As of December 31, 1997, the Company has sold 679,500 shares of common stock for $849,375.

     In October 1997, the Company's board of directors authorized the sale of 1,500,000 shares of common stock at $4.00 per share through an investment banker ("the investment banker") pursuant to Regulation D under the Securities Act of 1933. Each share issued had attached a share purchase warrant to purchase a share of common stock for each two shares purchased in the offering for a period of five years at $4.00 per share. As of December 31, 1997, the Company has sold 1,500,000 shares of common stock for $6,000,000. In connection with this sale, the Company granted the investment banker warrants to purchase 150,000 and up to an additional 75,000 shares of common stock at $4.00 per share for a period of five years.

     On October 10, 1997, the Board granted options to a former director to purchase 100,000 shares of common stock at an exercise price of $0.75. On October 31, 1997, the Board granted options to a former director to purchase 20,000 shares of common stock at an exercise price of $1.00. These options vest immediately and expire in October 2004. The Company has recognized $380,625 as compensation expense related to these options for the year ended December 31, 1997.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     A summary of option transactions during 1995, 1996 and 1997 follows:

                                                                   WEIGHTED
                                               NUMBER OF       AVERAGE EXERCISE
                                                SHARES               PRICE
                                             -------------     ----------------
     Outstanding at January 1, 1995                 -          $          -
          Granted                                 375,000                 3.00
          Expired/canceled                          -                     -
                                             ------------      ---------------

     Outstanding at December 31, 1995             375,000                 3.00
          Granted                                 397,500                 1.66
          Exercised                              (268,000)                2.63
          Expired/canceled                       (107,000)                3.75
                                             ------------      ---------------

     Outstanding at December 31, 1996             397,500                 1.66
          Granted                                 690,399                 0.86
          Expired/canceled                          -                     -
                                             ------------      ---------------


     Outstanding at December 31, 1997           1,087,899      $          1.00
                                             ------------      ---------------
                                             ------------      ---------------

     At December 31, 1997, options to purchase 975,399 shares were exercisable at prices ranging from $0.50 to $2.50 per share. The remaining 112,500 options outstanding become exercisable in 1998 at $1.50 per share.

     As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1997 and 1996 consistent with the provisions of FASB123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                      DECEMBER 31,
                                         --------------------------------------
                                                1997                 1996
                                         -----------------    -----------------
     Net loss                            $     (2,965,259)    $     (5,502,273)
                                         -----------------    -----------------
                                         -----------------    -----------------
     Net loss per share                  $          (0.45)    $          (0.98)
                                         -----------------    -----------------
                                         -----------------    -----------------

     The fair value of each option is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted average fair value of the options granted during 1997 and 1996 was $1.75 and $1.08, respectively. The following assumptions were used for grants in 1997: risk-free interest rate equal to the yield on government bonds and notes with a maturity equal to the expected life for the month the options were granted; expected lives of two years; dividend yield of 0%; and expected volatility of 134%. The following assumptions were used for grants in 1996: risk-free interest rate of 4.9%; expected lives of two years; dividend yield of 0%; and expected volatility of 148%.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     AccuLase has reserved 800,000 shares of its common stock for issuance under a noncompensatory employee stock option plan. Options are exercisable over a period of up to ten years from the date of grant. During 1993 and 1992, 5,000 and 28,500 options were granted at an exercise price of $.10 and $2.80 per share, respectively. At December 31, 1997, all outstanding options are exercisable.

     On February 4, 1998, the majority of the stockholders of the Company voted to increase the authorized number of common shares to 15,000,000.


10.  INCOME TAXES:

     Income tax expense (benefit) is comprised of the following:

                                                       PERIOD FROM   PERIOD FROM
                                                       MAY 23,1995    JANUARY 1,
                            YEAR ENDED    YEAR ENDED       TO          1995 TO
                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,    MAY 22,
                               1997         1996          1995          1995
                            ----------   -----------   -----------   -----------
     Current
          Federal           $     -      $      -      $      -      $      -
          State                  3,900          -             -             -
                            ----------   -----------   -----------   -----------
                                 3,900          -             -             -
                            ----------   -----------   -----------   -----------
     Deferred
          Federal                 -             -             -             -
          State                   -             -             -             -
                            ----------   -----------   -----------   -----------
                                  -             -             -             -
                            ----------   -----------   -----------   -----------
     Income tax expense     $    3,900   $      -      $      -      $      -
                            ----------   -----------   -----------   -----------
                            ----------   -----------   -----------   -----------

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                             DECEMBER 31,
                                                       -----------------------
                                                          1997         1996
                                                       -----------  ----------
Deferred tax assets (liabilities):
   Accounts receivable, principally due to allowances
       for doubtful accounts                           $    29,000  $   37,000
   Tax credit carryforwards                                329,000     283,000
   Compensated absences, principally due to accrual
       for financial reporting purposes                      8,000       2,000
   Warranty reserve, principally due to accrual for
       financial reporting purposes                         39,000      34,000
   Net operating loss carryforwards                      5,301,000   4,848,000
   Inventory obsolescence reserve                          316,000     372,000
   Depreciation and amortization                            21,000      29,000
   Capitalized research and development costs              323,000     309,000
   Stock option compensation                               260,000        -
   Accrued expenses                                         35,000        -
   Deferred revenue                                         39,000        -
                                                       -----------  ----------
       Total gross deferred tax assets                   6,700,000   5,914,000
   Less valuation allowance                             (6,700,000) (5,914,000)
                                                       -----------  ----------
       Net deferred tax assets                         $      -     $     -
                                                       -----------  ----------
                                                       -----------  ----------

     At December 31, 1997, Laser Photonics and AccuLase had net operating loss carryforwards of approximately $5,608,000 and $11,817,000, which expire in various years through 2012. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of the Companies.

     Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:


                                                                               PERIOD FROM  PERIOD FROM
                                                                               MAY 23, 1995  JANUARY 1,
                                                    YEAR ENDED   YEAR ENDED        TO         1995 TO
                                                    DECEMBER 31  DECEMBER 31,  DECEMBER 31,   MAY 22,
                                                       1997         1996          1995         1995
                                                   ------------  -----------  ------------- -----------
Total expense (benefit)
   computed by applying the
   U.S. statutory rate                               (34.0%)      (34.0%)      (34.0%)      (34.0%)
Permanent differences                                 25.7         47.8         10.8          -
State income taxes                                      .2           -           -            -
Effect of valuation allowance                          8.3        (13.8)        23.2         34.0

                                                   ------------  -----------  ------------- -----------
                                                       0.2%          - %         - %          - %
                                                   ------------  -----------  ------------- -----------


                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  RELATED PARTY TRANSACTIONS:

     The Company advanced $48,000 to an affiliated company which was subsequently written off during 1997.


12.  COMMITMENTS AND CONTINGENCIES:

     LEASES - The Company leases its main facility under a month-to-month operating lease which requires monthly payments of $11,000. Acculase leases its facility under a month-to-month operating lease which requires minimum monthly payments of $4,900. The Company's other subsidiary leases its facility under a non-cancelable operating lease which expires during fiscal 2001. Rental expense for these leases amounted to $346,260, $376,147 and $302,800 for the years ended December 31, 1997, 1996 and 1995, respectively. The future annual minimum payments under the non-cancelable lease are as follows:


              YEAR ENDED DECEMBER 31,
              ------------------------
                       1998                     67,000
                       1999                     67,000
                       2000                     73,000
                       2001                     73,000
                       2002                        -
                                              --------
              Minimum lease payments          $280,000
                                              --------
                                              --------


     FACTOR AGREEMENT - In June 1997, the Company entered into an agreement to factor up to $600,000 in accounts receivable, $150,000 minimum per month. The Company is entitled to a rebate on the discount less base commission and total daily funds charge. The base commission is 1.5% plus 1.375% for each 30 day period or part thereof the account is outstanding. The daily funds rate is prime plus 3% divided by 360. The factor may withhold reserve against the face value of accounts outstanding at its discretion.

     As of December 31, 1997, the face amount of receivables sold was $160,235.

     ERISA VIOLATIONS - The Company is in violation of several provisions of the Employee Retirement Income Security Act of 1974 (ERISA) primarily because employee contributions to the Company's 401(k) plan have not been remitted to the plan's trust. As of December 31, 1997, the Company has accrued approximately $90,000 for employee contributions, lost plan investment earnings and penalties which may be assessed by the U.S. Department of Labor. Subsequent to year end, the Company paid $91,385 to the plan for employee contributions and lost plan investment earnings.

     DELINQUENT FEDERAL AND STATE PAYROLL TAXES - The Company is delinquent in remitting Federal and state payroll taxes. As of December 31, 1997, the Company has accrued approximately $60,000 for payroll taxes which includes interest and penalties related to the delinquent payments. Subsequent to year end the Company has paid $48,069 in principal and interest related to delinquent payroll taxes.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     BAXTER AGREEMENT - On August 19, 1997, AccuLase executed a series of Agreements with Baxter Healthcare Corporation ("Baxter"). These Agreements provided among other things for the following:

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

     5. AccuLase has granted Baxter a security interest in all of its patents to secure performance under the Baxter Agreement. The agreement expires upon the expiration of the last to expire license patent, however, Baxter may terminate the agreement at any time.


     LICENSE AGREEMENT WITH BAXTER AND LASER SIGHT - On September 23, 1997, Baxter purchased certain patent rights to related patents from a third party for $4,000,000. In December 1997, the Company acquired a license to the acquired patent rights from Baxter. An agreement between the Company and AccuLase to determine how costs will be allocated has not yet been entered into.

     LICENSE AGREEMENT WITH GENERAL HOSPITAL - On November 26, 1997, the Company entered into a license agreement with The General Hospital Corporation ("General") whereby General grants the Company an exclusive, worldwide, royalty-bearing license. In consideration for the use of the license, the Company

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     has agreed to pay General $12,500 for costs incurred prior to the effective date of the agreement, $25,000 upon execution of the agreement, $50,000 upon issuance by the US Patent and Trademark Office of any Patent right, and $50,000 upon approval by the U.S. Food and Drug Administration of the First NDA, 510(k), PMA or PMA Supplement. The Company has agreed to pay royalties of 4% of the net sales price on products that are covered by a valid claim of any patent right licensed exclusively to the Company, 2% of net sales price on products covered by a valid claim of any patent right licensed non-exclusively to the Company, 1% of net sales of products on which no royalty is payable for the next ten years following the first commercial sale and 25% of all non-royalty income.


13.  SUBSEQUENT EVENTS:

     On April 8, 1998, the Company entered into a letter of intent to sell certain assets, subject to the assumption of certain liabilities, to a third party. The completion of the transaction is subject to numerous items, including but not limited to, the final identification of specific assets and liabilities to be transferred and the execution of a final written agreement. The proposed sales price is $1,300,000 which would result in an approximate gain of $300,000 to the Company.

                        LASER PHOTONICS, INC. AND SUBSIDIARIES

                          VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

                                                                       ADDITIONS
                                                    BALANCE AT         CHARGED TO                     BALANCE AT
                                                    BEGINNING          COSTS AND                        END OF
    CLASSIFICATION                                  OF PERIOD           EXPENSES         DEDUCTIONS     PERIOD
------------------------------------              ------------        ------------     -------------  ----------
For the year ended
  December 31, 1997:

  Accumulated
     amortization - Patent costs                  $   15,612         $     8,353      $     -         $    23,965
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Accumulated
     amortization - Excess of
     cost over net assets of
     acquired companies                           $  822,830         $   519,784      $     -         $ 1,342,614
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------

  Allowance for
     doubtful accounts                            $  100,000         $       -        $  25,000       $    75,000
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Allowance for
     obsolescence                                 $  996,299         $       -        $ 176,775       $   819,524
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------

For the year ended
  December 31, 1996:

  Accumulated
     amortization -  Patent
     costs                                        $    7,259         $     8,353      $     -         $    15,612
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Accumulated
     amortization - Excess of
     cost over net assets of
     acquired companies                           $  303,148         $   519,682      $     -         $   822,830
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------

  Accumulated
     amortization -
     Reorganization
     goodwill                                     $  222,600         $ 1,914,425      $     -         $ 2,137,025
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Allowance for
     doubtful accounts                            $  100,000         $       -        $     -         $   100,000
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Allowance for
     obsolescence                                 $1,477,000         $       -        $ 480,701       $   996,299
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------

For the year ended
  December 31, 1995:

  Accumulated
     amortization -  Patent
     costs                                        $      -           $     7,259      $     -         $     7,259
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Accumulated
     amortization - Excess of
     cost over net assets of
     acquired companies                           $      -           $   303,148      $     -         $   303,148
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Accumulated
     amortization -
     Reorganization
     goodwill                                     $      -           $   222,600      $     -         $   222,600
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Allowance for
     doubtful accounts                            $  217,591         $    23,609      $ 141,200       $   100,000
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
  Allowance for
     obsolescence                                 $      -           $ 1,477,000      $     -         $ 1,477,000
                                                  ----------         -----------      ---------       -----------
                                                  ----------         -----------      ---------       -----------
