Form 10-K/A
period 1996-12-31
LASER PHOTONICS INC
filed 1998-04-16
CIK 711665

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-K/A

                                 AMENDMENT NO. 2 TO



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


     Dated:  April 15, 1998          LASER PHOTONICS, INC.


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


                                        LASER PHOTONICS, INC.


     Dated:  April 15, 1998          BY:  /s/ Raymond A. Hartman
                                           -------------------------------------
                                           Raymond A. Hartman
                                           President, Chief Executive Officer
                                           and Director


     Dated:  April 15, 1998          BY:  /s/ Chaim Markheim
                                           -------------------------------------
                                           Chaim Markheim
                                           Director, Chief Operating Officer
                                           and Chief Financial Officer(Principal
                                           Financial Officer and Principal
                                           Accounting Officer)



     Dated:  April 15, 1998          BY:  /s/ Steven A. Qualls
                                           -------------------------------------
                                           Steven A. Qualls
                                           Director and Executive Vice
                                           President



     Dated:  April 15, 1998          BY:  /s/ Alan R. Novak
                                           -------------------------------------
                                           Alan R. Novak
                                           Director



     Dated:  April 15, 1998          BY:  /s/ John J. McAtee, Jr.
                                           -------------------------------------
                                           John J. McAtee, Jr.
                                           Director