Form 10-K/A
period 1997-12-31
LASER PHOTONICS INC
filed 1998-05-01
CIK 711665

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
               --------------------------------------------------------
               (Name of small business issuer specified in its charter)

                 Delaware                              59-2058100
     ---------------------------------            -------------------
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)

              6865 Flanders Drive, Suite G, San Diego, California 92121
             -----------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                     619-455-7030
                   -----------------------------------------------
                   (Issuer's telephone number, including area code)


            Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange
               Title of each class                on which registered
               -------------------                --------------------
                       None                               None

            Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $0.01 par value per share
             ------------------------------------------------------------
                                   (Title of Class)

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:

     1.   ITEM 10 -   Directors and Executive Officers of the Registrant.

     2.   ITEM 11 -   Executive Compensation.

     3.   ITEM 12 -   Security Ownership of Certain Beneficial Owners and
                      Management.

     4.   ITEM 13 -   Certain Relationships and Related Transactions.

                                       PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the Company's directors and executive officers.

     The following sets forth certain biographical information concerning the persons who have been nominated by the Board of Directors to be directors of the Company in connection with Proposal 1 of this Proxy Statement and the current executive officers of the Company:


          NAME                          POSITION                      AGE
          ----                          --------                      ---
     Raymond A. Hartman       Director, President and Chief           51
                              Executive Officer

     Chaim Markheim           Director, Chief Operating Officer       53
                              and Chief Financial Officer

     John J. McAtee, Jr.      Chairman of the Board of Directors      61

     Alan R. Novak            Director                                63

     Steven A. Qualls         Director and Executive Vice-President-  41
                              East Coast Operations


     RAYMOND A. HARTMAN was appointed to the Board of Directors in October, 1997, and also serves as the President and Chief Executive Officer of Laser Photonics, Inc. and AccuLase, Inc. Mr. Hartman is responsible for the engineering and development of the excimer laser, handpieces and fiberoptics for TMR. He also developed and obtained FDE for TMR as a sole therapy option for CAO patients. Prior employment includes: Founder and President of Electrode Technology, Inc., Union City, California; Vice President of Manufacturing and Research and Development, Applied Medical Technology, Palo Alto, California.
Mr. Hartman was an Assistant Professor at The Ohio State University in Columbus Ohio, Business Law and Marketing (Graduate School of Business); Business Policy (Graduate School of Business) and Seapower and Maritime Affairs (ROTC). Mr. Hartman was a Lieutenant in the United States Navy. He received his MBA from The Ohio State University, and a BS with Honors in Chemistry at Montana State University.

     CHAIM MARKHEIM was appointed to the Board of Directors of the Company in May, 1995. He also serves as the Company's Chief Operating Officer and Chief Financial Officer. Mr. Markheim was a director and the Chief Operating Officer of Helionetics, Inc. from May, 1992 until January, 1998. Mr. Markheim acted as business consultant to a diverse group of companies, including Helionetics, Inc., from 1985 to 1992. From 1980 to 1985, Mr. Markheim served in various financial positions with Campbell Soup Company. His last position was Controller of the Beverage Division (V8). From 1976 to 1980, Mr. Markheim served in a number of financial positions with Atlantic Richfield Company (ARCO). Prior to 1976, he was employed as an auditor with Coopers and Lybrand and Seidman & Seidman. Mr. Markheim was a licensed Certified Public Accountant in the State of California. Mr. Markheim holds a Bachelor of Science Degree in Accounting from California State University, at Northridge.

     JOHN J. MCATEE, JR. has been Chairman of the Board of Directors of the Company since March 4, 1998. From 1990 to 1996, Mr. McAtee was Vice Chairman of Smith Barney, Inc. (now Salomon Smith Barney), one of the world's largest banking and brokerage firms. Before that, he was a partner in the New York law firm of Davis Polk & Wardwell for more than twenty years. Mr. McAtee is a graduate of Princeton University and Yale Law School. Mr. McAtee is also a director of U.S. Industries, Inc., a diversified industrial management corporation, and Whitehall Corporation, which provides products and services to the commercial and military markets.

     ALAN R. NOVAK was appointed to the Board of Directors of the Company in October, 1997. Mr Novak is Chairman of Infra Group, L.L.C., an international project finance and development company. He is also Chairman of Lano International, Inc., a real estate development company, and Chairman of American Partners Asset Management ("Holdings") Limited, a money management company, and a director of Strategic Partners (Holdings) Limited, an international airport and seaport development company. Mr. Novak is a graduate of Yale University, Yale Law School, and Oxford University as a Marshall scholar. Mr. Novak practiced law at Cravath, Swaine & Moore and Swidler & Berlin, Chartered. His public service includes a U.S. Supreme court clerkship with Justice Potter Stewart, Senior Counsel, Senator E. M. Kennedy, Senior Executive Assistant to Undersecretary of State, Eugene Rostow, and Executive Director, President Johnson's Telecommunications Task Force. Mr. Novak was appointed by President Carter and served for five years as Federal Fine Arts Commissioner.

     STEVEN A. QUALLS was appointed to the Board of Directors of the Company in
May, 1995.   Mr. Qualls has been an employee of the Company since 1987 and currently serves as the Company's Executive Vice President. He previously served as the Company's General Manager, Chief Operating Officer, President and Chief
Executive Officer.   Mr. Qualls holds an MBA from the Crummer Graduate School of
Business at Rollins College in Winter Park, Florida, and received a BS in Physics from the University of Central Florida.

ITEM 11.       EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning compensation of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers (the "Named Executives") whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 1997, 1996 and 1995:


--------------------------------------------------------------------------------------------------------------------------
                               Annual Compensation                        Long Term Compensation
                    -----------------------------------------    ----------------------------------------
                                                                           Awards                            Payouts
--------------------------------------------------------------------------------------------------------------------------
Name and                                                         Restricted         Securities
principal                                           Other annual    stock           underlying     LTIP        All other
position            Year      Salary         Bonus  compensation   award(s)        Options/SARs   payouts     compensation
                                                         ($)          ($)                  (#)      ($)            ($)
--------------------------------------------------------------------------------------------------------------------------
Steven A. Qualls
 (CEO)(1)           1997      $75,000          0          0            0                    0        0              0

Raymond A.
 Hartman (CEO)(2)   1997      $125,000(3)      0          0            0              270,250        0              0

Raymond A.
 Hartman            1996      $125,000(3)      0          0            0               60,000        0              0
Steven A. Qualls
 (CEO)              1996      $75,000          0          0            $15,000         60,000        0              0

Paul Cattermole
 (CEO)              1995      0                0          0            0                    0        0              0


(1) Mr. Qualls served as the Company's Chief Executive Officer until October, 1997.

(2)  Mr. Hartman became the Company's Chief Executive Officer in October,
     1997.

(3)  Includes paid and accrued salary for each such fiscal year.

OPTION/SAR GRANTS TABLE

     The following table sets forth certain information concerning grants of stock options to certain of the Company's executive officers, including the Named Executives for the year ended December 31, 1997:


                                                                                    POTENTIAL
                                                                                    REALIZABLE VALUE AT
                                                                                    ASSUMED ANNUAL
                                                                                    RATES OF STOCK PRICE
                                                                                    APPRECIATION
                   INDIVIDUAL GRANTS                                                FOR OPTION TERM(1)
---------------------------------------------------------------------------------------------------------
                       NUMBER OF       % OF
                       SECURITIES      TOTAL
                       UNDERLYING     OPTIONS/
                       OPTIONS/         SARS          EXERCISE
                       SARS          GRANTED TO       OR BASE
                       GRANTED        EMPLOYEES        PRICE      EXPIRATION
NAME                     (#)        IN FISCAL YEAR   ($/SHARE)       DATE          5% ($)        10%($)
---------------------------------------------------------------------------------------------------------
Raymond A. Hartman(2)  250,000          75.6%          $0.50        10/1/02       $842,500     $1,025,000
Raymond A. Hartman      20,250           6.1%          $1.25        8/14/02       $ 46,980        $61,763



----------------------

     1. This chart assumes a market price of $2.94 for the Common Stock, the average of the bid and asked prices for the Company's Common Stock in the over-the-counter market as of April 13, 1998, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Each of the options reflected in the chart was granted at exercise prices which the Company believes to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock.

     2. These options will vest in the event that certain performance levels are reached with respect to the development of the Company's lasers.

OPTION EXERCISES IN 1997

     No Named Executive exercised any stock option in 1997.

1995 NON QUALIFIED OPTION PLAN

     On January 2, 1996, the Company adopted the Company's 1995 Non Qualified Option Plan for key employees, officers, directors and consultants, and reserved up to 500,000 options to be granted thereunder. The option exercise price is not less than 100% of market value on the date granted, 40% of granted options vest immediately, and may be exercised immediately; 30% vest and may be exercised beginning one year after grant; and the remaining 30% vest and may be exercised beginning two (2) years from grant.

     No options may be exercised more than ten (10) years after grant, options are not transferable (other than at death), and in the event of complete termination "for cause" (other than death or disability) or "voluntary" termination, all "unvested" options automatically terminate.

     On January 2, 1996, the Company granted a total of 335,000 options at an exercise price of $1.50 per share to certain directors, employees and consultants.


LIMITATION ON DIRECTORS' LIABILITIES; INDEMNIFICATION OF OFFICERS AND DIRECTORS

     The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions which will permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     The Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company or a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

COMPENSATION AND AUDIT COMMITTEES; COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

     The Board has a Compensation Committee comprised of the following members of the Board of Directors: John J. McAtee, Jr. and Alan R. Novak, and an Audit Committee comprised of the following members of the Board of
Directors: Chaim Markheim, John J. McAtee, Jr. and Alan R. Novak. Messrs. McAtee and Novak may be deemed to be outside/non-employee directors. The Board has no standing committee on nominations or any other committees performing equivalent functions.

     The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers the Company's stock option plans and such other employee benefit plans as may be adopted by the Company from time to time.

     The Audit Committee reports to the Board regarding the appointment of the independent public accountants of the Company, the scope and fees of the prospective annual audit and the results thereof, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's system of internal accounting controls.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, except for those reports discussed in the next paragraph, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the ended December 31, 1997 were timely filed.

     To the Company's knowledge, during the year ended December 31, 1997, the following persons failed to file the reports set forth below in a timely manner due to administrative error: (i) Raymond A. Hartman, Chief Executive Officer and a director, failed to file a Form 3 for the month of October, 1997; (ii) Chaim Markheim, Chief Financial Officer and Chief Operating Officer, failed to file a Form 4 for the months of August and November, 1997; and (iii) Alan R. Novak, a director, failed to file a Form 3 for the month of October, 1997. These reports subsequently were filed with the Commission by Messrs. Hartman and Markheim in April, 1998, and by Mr. Novak in March, 1998.

     Further, to the Company's knowledge, the following persons filed the reports set forth below in April, 1998, which were previously delinquent due to administrative error: (i) Chaim Markheim - Form 3 (May, 1995) and Form 4 (February, 1996 and October, 1996), and (ii) Steven A. Qualls - Form 3 (May,
1995) and Form 4 (February, 1996 and October, 1996).

     To the Company's knowledge, all other filing requirements of executive officers and directors were timely complied with during the year ended December 31, 1997.

COMPENSATION OF DIRECTORS

     Outside/non-employee members of the Board of Directors will receive options to purchase up to 20,000 shares of Common Stock as compensation, on an annual basis, at an exercise price equal to the market price of the Common Stock on the last trading day of the preceding year. The options will vest at the rate of 5,000 options per quarter during each quarter in which such person served as a member of the Board of Directors. The Company granted, to each of John J. McAtee, Jr. and Alan R. Novak, options to purchase up to 20,000 shares of Common Stock at an exercise price of $2.875 per share for services to be rendered during the year ending December 31, 1998.

     The Company has obtained directors' and officers' liability insurance with a $2,500,000 limit of liability and a $2,500,000 excess coverage. The policy period expires on February 24, 1999. The Company intends to renew such policy or obtain comparable coverage after the expiration of such policy. However, there can be no assurances to this effect.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table reflects, as of April 13, 1998, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each Named Executive (See "Executive Compensation"), (c) each person known by the Company to be a beneficial holder of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:


NAME AND ADDRESS                          NO. OF
OF BENEFICIAL OWNER                       SHARES           PERCENT#
-------------------                       ------           --------
Chaim Markheim(1)                        320,250              3.34

Raymond A. Hartman(2)                    340,250              3.65

Steven A. Qualls(3)                       70,666              *

Alan R. Novak(4)                         105,000              1.12

John J. McAtee, Jr.(5)                   204,000              2.17

Calvin Hori and Hori                     933,100             10.06
Capital Management, Inc.(6)

Platinum Partners, L.P.(6)               759,000              8.18

All directors and
 officers as a group(5 persons)(7)     1,040,166             10.49


--------------------------------------
(FOOTNOTES ON THE FOLLOWING PAGE)

     #    Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

     *    Less than 1%.

(FOOTNOTES FROM PREVIOUS PAGE)

     1. Includes options to purchase up to 320,250 shares of Common Stock. Mr. Markheim's address is 6865 Flanders Drive, Suite G, San Diego, California 92121.

     2. Includes options to purchase up to 80,250 shares of Common Stock registered in his name and options to purchase up to 10,000 shares of Common Stock registered in the name of his wife, Sandra Hartman. Also includes options to purchase up to 250,000 shares of Common Stock which may vest subject to certain events. Mr. Hartman's address is 6865 Flanders Drive, Suite G, San Diego, California 92121.

     3. Includes 10,666 shares of Common Stock and options to purchase up to 60,000 shares of Common Stock. Mr. Qualls' address is 12351 Research Parkway, Orlando, Florida 32826.

     4. Includes 28,601 shares of Common Stock and options to purchase up to 76,399 shares of Common Stock. Does not include options to purchase up to 15,000 shares of Common Stock which may vest subject to certain schedules. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

     5. Includes 99,000 shares of Common Stock and options to purchase up to 105,000 shares of Common Stock. Does not include options to purchase up to 15,000 shares of Common Stock which may vest subject to certain schedules. Mr. McAtee's address is Two Greenwich Plaza, Greenwich, Connecticut 06830.

     6. The listed persons, Calvin Hori ("Hori"), Hori Capital Management, Inc. ("Hori Capital") and Platinum Partners, L.P. ("Platinum") have jointly filed an Amendment No. 1 to Schedule 13D (the "Schedule 13D"), dated December 1, 1997, with respect to 933,100 shares of Common Stock. The Schedule 13D provides, in pertinent part, that: (a) Hori, Hori Capital and Platinum may be deemed to be the beneficial owners of 759,000 of these shares, and (b) Hori and Hori Capital may be deemed to be the beneficial owners of an additional 174,100 of these shares. The address for each of the listed persons is One Washington Mall, Boston, Massachusetts 02108.

     7.   Includes 148,267 shares of Common Stock and options to purchase up
to 641,899 shares of Common Stock.   Also includes options to purchase up to
250,000 shares of Common Stock which may vest subject to certain events. Does not include options to purchase up to 30,000 shares of Common Stock which may vest subject to certain schedules. See "Certain Relationships and Related Transactions."

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONVERSION OF CONVERTIBLE DEBT

     In 1995, the Company sold an aggregate of $600,000 in six month convertible, secured notes in a private transactions pursuant to exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company also issued to such persons warrants to purchase up to 500,000 shares of Common Stock which expired in 1995 due to the Company's meeting of certain filing requirements. The noteholders were also granted a transferable one year option to purchase 134,000 additional shares at $2.25 per share, and 134,000 shares at $3.00 per share, which were exercised in 1996, and 137,000 shares at $3.75 per share, which expired without exercise. In February and April, 1996, the notes were converted into an aggregate of 538,583 shares of Common Stock at a conversion price of $0.96 per share. In April, 1996, an additional 30,000 shares were issued pursuant to Regulation S as payment of past due rent valued at $60,000.

CERTAIN ISSUANCES TO FORMER AFFILIATES

     In February, 1996, the Company issued 25,000 shares of Common Stock to Susan E. Barnes, the wife of Bernard B. Katz, a former director and Chairman of the Board of the Company, in consideration for her personal guaranty of $81,000 in lease obligations associated with the Company's Andover facility lease. In February, 1996, the Company agreed to issue to Ms. Barnes 50,000 shares of Common Stock for services she arranged to provide in connection with raising $1.5 million to finance the Company's emergence from the Bankruptcy Proceeding, at a value of $1.00 per share. In October, 1996, the Company issued an additional 100,000 shares of Common Stock to Ms. Barnes in connection with her further personal guaranty of the Andover lease and lease extension, after the lease went into default and the landlord was threatening immediate eviction. This second personal guaranty was secured by a pledge of 391,360 shares of her personally owned Helionetics, Inc. common stock.

ISSUANCE OF SHARES AND OPTIONS TO KEY EMPLOYEES AND CONSULTANTS

     On January 2, 1996, the Company adopted the Company's 1995 Non Qualified Option Plan for key employees, officers, directors and consultants, and reserved up to 500,000 options to be granted thereunder. On January 2, 1996, the Company granted a total of 335,000 options at an exercise price of $1.50 per share to certain directors, employees and consultants.

     During 1996, the Company issued 151,000 shares of Common Stock and options to purchase up to 62,500 shares of Common Stock in exempt transactions to key employees and consultants for services rendered and as compensation. Included were issuances to certain current and former officers and directors for services rendered, as follows: (i) Steven A. Qualls (10,000 shares), (ii) Chaim Markheim (5,000 shares), and (iii) Maxwell Malone (5,000 shares).

     During 1997, the Company issued a total of 105,000 shares of Common Stock to an outside consultant to the Company for legal services rendered. In addition, the Company issued options to acquire 250,000 shares of Common Stock at an exercise price of $0.50 per share and having a five year term, contingent upon certain performance contingencies in the future, to Raymond A. Hartman.

     On July 1, 1997, the Company granted a total of 108,500 options at an exercise price of $1.00 per share to certain employees and consultants. On October 21, 1997, the Company issued options to purchase up to 20,000 shares of Common Stock at an exercise price of $1.00 per share to a former director of the Company. In October, 1997, in satisfaction of all compensation owed by the Company to K.B. Equities, Inc. ("KB Entities"), an affiliate of Mr. Katz and Ms. Barnes, for consulting services rendered to the Company in 1997, the Board of Directors granted options to acquire 100,000 shares of Common Stock to K.B. Equities at an exercise price of $0.75 per share, and with a term of seven years. Mr. Katz resigned from the Board of Directors of the Company on October 9, 1997.

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

CERTAIN ISSUANCES OF SECURITIES

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

     In November, 1997, the Company issued 1,500,000 shares of Common Stock and 750,000 warrants (the "Warrants"), with an exercise price of $4.00 per share and a term of five (5) years, in a private placement to certain accredited investors resulting in gross proceeds of $6,000,000 to the Company. The Company also issued 150,000 Warrants and paid a commission of $480,000 to PMG as a placement agent fee.

     The 3,008,101 shares and the 900,000 Warrants issued from September through November, 1997, and the 28,601 shares issued in 1998 are intended to be, the subject of a currently pending registration statement filed with the Commission.

     Except as otherwise provided above, the Company believes each of the foregoing issuances of securities was made to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

     The Company believes that all such transactions with affiliates of the Company have been entered into on terms no less favorable to the Company than could have been obtained from independent third parties. The Company intends that any transactions and loans with officers, directors and five percent (5%) or greater stockholders, following the date of this Report, will be on terms no less favorable to the Company than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: April 30, 1998              LASER PHOTONICS, INC.



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

                              LASER PHOTONICS, INC.



     Dated: April 30, 1998    By:  /s/ Raymond A. Hartman
                                 -----------------------------------------------
                                 Raymond A. Hartman
                                 President, Chief Executive Officer
                                 and Director



     Dated: April 30, 1998    By:  /s/ Chaim Markheim
                                 -----------------------------------------------
                                 Chaim Markheim
                                 Director, Chief Operating Officer and Chief
                                 Financial Officer (Principal Financial Officer and Principal Accounting Officer)



     Dated: April 30, 1998    By:  /s/ Steven A. Qualls
                                 -----------------------------------------------
                                 Steven A. Qualls
                                 Director and Executive Vice President



     Dated: April 30, 1998    By:  /s/ Alan R. Novak
                                 -----------------------------------------------
                                 Alan R. Novak
                                 Director



     Dated: April 30, 1998    By:  /s/ John J. McAtee, Jr.
                                 -----------------------------------------------
                                 John J. McAtee, Jr.
                                 Chairman of the Board of Directors