Form 10-Q
period 1998-03-31
LASER PHOTONICS INC
filed 1998-05-13
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-11365

                              LASER PHOTONICS, INC.
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                           59-2058100
                      --------                           ----------
           (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

     6865 FLANDERS DRIVE, SUITE G, SAN DIEGO, CA            92121
     -------------------------------------------            -----
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
                       UNDER A PLAN CONFIRMED BY A COURT.

                                  YES X   NO
                                     ---    ---
        AS OF MARCH 31, 1998, 9,295,694 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                                     INDEX

                                                                               Page
                                                                             Number
                                                                             ------
PART I   FINANCIAL INFORMATION

         Item 1   Financial Statements:
                  Condensed Consolidated Balance Sheets                           3
                  as of March 31, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations for the         4
                  Three Months ended March 31, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flow for the          5
                  Three Months ended March 31, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements            6

         Item 2   Management's Discussion and Analysis                            7
                  of Financial Condition and Results of Operations


PART II  OTHER INFORMATION

                  Exhibits and Reports of Form 8-K                                8


                  Signatures                                                      9

                          PART I FINANCIAL INFORMATION
                           ITEM 1 FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Laser Photonics, Inc. and Subsidiaries

ASSETS                                                                    MARCH 31, 1998       December 31, 1997 *
                                                                            (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                  $    814,647      $  1,225,932
     Accounts receivable, net                                                        253,830           343,465
     Inventory                                                                       889,422           951,209
     Prepaid expenses and other assets                                               132,264            91,463
                                                                                ------------      ------------
         TOTAL CURRENT ASSETS                                                      2,090,163         2,612,069

PROPERTY AND EQUIPMENT, net                                                          199,195           141,432

PREPAID LICENSE FEE, net                                                           3,892,078         3,958,333
OTHER                                                                                 64,821           100,515
GOODWILL, NET                                                                        866,034           995,955
                                                                                ------------      ------------

TOTAL ASSETS                                                                    $  7,112,291      $  7,808,304
                                                                                ------------      ------------
                                                                                ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Notes Payable - Current portion                                            $    535,875      $    610,004
     Accounts Payable                                                                891,559           859,559
     Accrued payroll and related expenses                                            368,600           400,222
     Other Accrued liabilities                                                       618,592           631,808
     Deferred revenue                                                                   --              95,000
                                                                                ------------      ------------
         TOTAL CURRENT LIABILITIES                                                 2,414,626         2,596,593

NOTES PAYABLE, LESS CURRENT PORTION                                                  282,559           282,559

SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock                                                                     92,957            92,471
     Additional paid-in-capital                                                   14,680,829        14,625,564
     Accumulated Deficit                                                         (10,358,680)       (9,788,883)
                                                                                ------------      ------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                      4,415,106         4,929,152
                                                                                ------------      ------------

                                                                                $  7,112,291      $  7,808,304
                                                                                ------------      ------------
                                                                                ------------      ------------

*Condensed from audited financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Laser Photonics, Inc. and Subsidiaries

                                                       Three months ended
-----------------------------------------------------------------------------------
                                              MARCH 31, 1998         March 31, 1997
                                                 (UNAUDITED)            (unaudited)

REVENUES
     Sales                                      $ 1,004,500           $   937,368
     Other                                           95,000                  --
                                                -----------           -----------
                                                  1,099,500               937,368
COSTS AND EXPENSES
     Cost of Sales                                  466,832               649,313
     Selling, General & Administrative              603,618               226,445
     Research & Development                         296,713               132,541
     Depreciation and Amortization                  267,462               173,854
                                                -----------           -----------

LOSS FROM OPERATIONS                               (535,125)             (244,785)

     Interest Expense                                42,991                93,294
     Other expenses (income), net                    (8,319)               37,360
                                                -----------           -----------

NET LOSS                                        ($  569,797)          ($  375,439)
                                                -----------           -----------
                                                -----------           -----------

BASIC AND DILUTED LOSS PER SHARE                ($     0.06)          ($     0.06)
                                                -----------           -----------
                                                -----------           -----------


Weighted Average Shares                           9,267,083             6,172,591
                                                -----------           -----------
                                                -----------           -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Laser Photonics, Inc.


                                                                                       Three months ended
-------------------------------------------------------------------------------------------------------------------
                                                                              MARCH 31, 1998        March 31, 1997
                                                                                 (UNAUDITED)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                 ($  569,797)          ($375,439)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and Amortization                                            267,462             173,854
         Stock issued to pay legal fees                                            20,000              39,375
     Changes in operating assets and liabilities:
         Current assets                                                            85,482              18,968
         Current liabilities                                                     (107,838)            100,200
                                                                              -----------           ---------
              NET CASH USED IN OPERATING ACTIVITIES                              (304,691)            (43,042)
                                                                              -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                         (68,216)            (22,226)
     Advances from related parties                                                   --                65,268
                                                                              -----------           ---------
              NET CASH PROVIDED BY (USED IN)  INVESTING
   ACTIVITIES                                                                     (68,216)             43,042
                                                                              -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt                                                   (74,129)                  0
     Proceeds from issuance of common stock                                        35,751                   0
                                                                              -----------           ---------
                  NET CASH USED IN  FINANCING ACTIVITIES                          (38,378)                  0
                                                                              -----------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                 (411,285)                  0

CASH AND CASH EQUIVALENTS, beginning of period                                  1,225,932                   0
                                                                              -----------           ---------

CASH AND CASH EQUIVALENTS, end of period                                      $   814,647           $       0
                                                                              -----------           ---------
                                                                              -----------           ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                                 March 31, 1997

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997, and the related condensed consolidated statements of operations and cash flow for the three months ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. and subsidiaries as of March 31, 1998 and the results of their operations and cash flows for the three months ended March 31, 1998 and 1997.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net loss.

2. INVENTORY

Inventory consists of the following:


                        March 31,         December 31,
                          1998                1997
                        ---------         ------------
  Raw Materials          $394,733             $435,583
Work in Process           426,573              435,854
 Finished Goods            68,116               79,772
                        ---------         ------------
TOTAL INVENTORY          $889,422             $951,209
                        ---------         ------------
                        ---------         ------------

3. SUBSEQUENT EVENTS

On April 8, 1998, the Company entered into a letter of intent to sell certain assets, subject to the assumption of certain liabilities, to a third party. The completion of the transaction is subject to numerous items, including but not limited to, the final identification of specific assets and liabilities to be transferred and the execution of a final written agreement. The proposed sales price is $1,300,000 which would result in an approximate gain of $300,000 to the Company

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1998 increased by $162,132 to $1,099,500 compared to $937,368 for the three months ended March 31, 1997. The increase was due to the final milestone payment pursuant to the Baxter Agreement which included the sale of two excimer lasers, offset by decreases in sales from the operations of the Company's Florida and Massachusetts operations.

Gross margin increased by $344,613 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due primarily to the gross margin earned on the sale of the two excimer lasers to Baxter.

Operating expenses increased by $634,953 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase was due to increases in consulting and professional fees, D&O insurance, marketing expenses, and increased funding of research and development activities.

Interest expense decreased by $50,303 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily due to the purchase of a subsidiary's note payable through the issuance of common stock during the year ended December 31, 1997.

Net loss increased by $194,358 to $569,797 for the three months ended March 31, 1998 compared to $375,439 for the three months ended March 31, 1997. The increase in the net loss was due to the increase in operating expenses offset by increases in revenues and gross margin.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash and cash equivalents of $814,647 which is a decrease of $411,285 since December 31, 1997. The Company has utilized cash generated from the sale of common stock and from the Baxter agreement during 1997 to fund marketing activities, increased research and development activities, investments in inventory to support anticipated sales of excimer lasers to Baxter and to pay off certain liabilities.

Capital expenditures in the three months ended March 31, 1998 of $68,216 related to purchases of equipment and the construction of a laser to be used as a demonstration model.

Cash flows used in financing activities for the three months ended March 31, 1998 of $38,378 was due to principal payments on debt offset by proceeds from the issuance of common stock.

SUBSEQUENT EVENTS

On April 8, 1998, the Company entered into a letter of intent to sell certain assets, subject to the assumption of certain liabilities, to a third party. The completion of the transaction is subject to numerous items, including but not limited to, the final identification of specific assets and liabilities to be transferred and the execution of a final written agreement. The proposed sales price is $1,300.000 which would result in an approximate gain of $300,000 to the Company

                          PART II. OTHER INFORMATION


ITEM 1        Legal Proceedings:  See December 31, 1997 10-K

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

                                       LASER PHOTONICS, INC.
                                       ----------------------------
                                       (Registrant)




Date:        May 7, 1998               By: /s/ Raymond A. Hartman
                                          -------------------------
                                           Raymond A. Hartman
                                           Chief Executive Officer



Date:        May 7, 1998               By: /s/ Chaim Markheim
                                          -------------------------
                                          Chaim Markheim
                                          Chief Financial Officer