Form 10-Q
period 1998-06-30
LASER PHOTONICS INC
filed 1998-08-19
CIK 711665

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10 - Q


(x)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998
                                                   -------------

                                         OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ---------

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

                                  Yes _X_    No____
As of June 30, 1998, 9,295,694 shares of Common Stock, par value $.01 per share, were outstanding.

                                         INDEX
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I  FINANCIAL INFORMATION

        Item 1    Financial Statements:
                  Condensed Consolidated Balance Sheets                        3
                  as of June 30, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations for the      4
                  Three and Six Months ended June 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flow for the       5
                  Six Months ended June 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements         6

        Item 2    Management's Discussion and Analysis                         7
                  of Financial Condition and Results of Operations


PART II   OTHER INFORMATION

                  Exhibits and Reports of Form 8-K                             8


                  Signatures                                                   9

                       PART I  FINANCIAL INFORMATION
                        Item 1  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Laser Photonics, Inc. and Subsidiaries

ASSETS                                          JUNE 30, 1998    DECEMBER 31 ,1997 *
                                                  (UNAUDITED)
CURRENT ASSETS
   Cash and cash equivalents                     $   425,530       $ 1,225,932
   Accounts receivable, net                          128,699           343,465
   Inventory                                       1,009,355           951,209
   Prepaid expenses                                   72,558            91,463
                                                 -----------       -----------
      TOTAL CURRENT ASSETS                         1,636,142         2,612,069

PROPERTY AND EQUIPMENT, NET                          218,497           141,432

PREPAID LICENSE FEE, net                           3,764,990         3,958,333
Other                                                 65,821           100,515
GOODWILL, NET                                        736,114           995,955
                                                 -----------       -----------
TOTAL ASSETS                                     $ 6,421,564       $ 7,808,304
                                                 -----------       -----------
                                                 -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes Payable - Current portion               $   513,965       $   610,004
   Accounts Payable                                  952,585           859,559
   Accrued payroll and related expenses              389,444           400,222
   Other Accrued liabilities                         633,067           631,808
   Customer deposits                                 255,906               -
   Deferred revenue                                      -              95,000
                                                 -----------       -----------
         Total Current Liabilities                 2,744,967         2,596,593

NOTES PAYABLE, LESS CURRENT PORTION                  282,559           282,559

SHAREHOLDERS' EQUITY:
   Common stock                                       92,957            92,471
   Additional paid-in-capital                     14,680,829        14,625,564
   Accumulated Deficit                           (11,379,748)       (9,788,883)
                                                 -----------       -----------
      TOTAL SHAREHOLDERS' EQUITY                   3,394,038         4,929,152
                                                 -----------       -----------
                                                 $ 6,421,564       $ 7,808,304
                                                 -----------       -----------
                                                 -----------       -----------

*Condensed from audited financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Laser Photonics, Inc. and Subsidiaries

                                                        SIX MONTHS ENDED                 Three months ended
-------------------------------------------------------------------------------------------------------------------
                                                JUNE 30, 1998     June 30, 1997     JUNE 30, 1998     June 30, 1997

                                                 (UNAUDITED)       (Unaudited)        (UNAUDITED)       (Unaudited)
 REVENUES
   Sales                                         $ 1,373,268        $1,673,577        $  368,768        $  736,209
   Other                                              95,000               -                 -                 -
                                                ------------------------------------------------------------------
                                                 $ 1,468,268        $1,673,577        $  368,768        $  736,209

 COSTS AND EXPENSES
   Cost of Sales                                     792,617         1,094,451           325,785           445,138
   Selling, General & Administrative               1,221,526           682,170           617,908           455,725
   Research & Development                            433,309           221,849           136,596            89,308
   Depreciation and Amortization                     537,460           343,677           269,998           169,823
                                                ------------------------------------------------------------------


 LOSS FROM OPERATIONS                             (1,516,644)         (668,570)         (981,519)         (423,785)

   Interest Expense                                   87,012           182,922            44,021            89,628
   Other expenses (income), net                      (12,791)           76,600            (4,472)           39,241
                                                ------------------------------------------------------------------
 NET LOSS                                        ($1,590,865)        ($928,092)      ($1,021,068)        ($552,654)
                                                ------------------------------------------------------------------
                                                ------------------------------------------------------------------

 BASIC & DILUTED LOSS PER SHARE                       ($0.17)           ($0.15)           ($0.11)           ($0.09)
                                                ------------------------------------------------------------------
                                                ------------------------------------------------------------------

 WEIGHTED AVERAGE SHARES                           9,281,631         6,195,405         9,295,694         6,217,968
                                                ------------------------------------------------------------------
                                                ------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Laser Photonics, Inc.

                                                         Six months ended
--------------------------------------------------------------------------------
                                                 JUNE 30, 1998     June 30, 1997
                                                 (UNAUDITED)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                      ($1,590,865)        ($928,092)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and Amortization                  537,460           343,677
      Bad debt expense related to Related
       Party receivable                                  -              39,375
      Stock issued to pay legal fees                  20,000           259,196
   Changes in operating assets and liabilities:
      Current assets                                 149,386           (39,410)
      Current liabilities                            244,413           202,212
                                                  ----------         ---------
         NET CASH USED IN OPERATING ACTIVITIES      (639,606)         (123,042)
                                                  ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                             (100,508)          (22,226)
   Advances from related parties                         -             145,268
                                                  ----------         ---------
         NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                     (100,508)          123,042
                                                  ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal Payments on debt                        (96,039)                0
   Proceeds from issuance of common stock             35,751                 0
                                                  ----------         ---------
         NET CASH USED IN  FINANCING ACTIVITIES      (60,288)                0
                                                  ----------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      (800,402)                0

CASH AND CASH EQUIVALENTS, beginning of period     1,225,932                 0
                                                  ----------         ---------

CASH AND CASH EQUIVALENTS, end of period          $  425,530          $      0
                                                  ----------         ---------
                                                  ----------         ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  LASER PHOTONICS, INC. AND SUBSIDIARIES
                               June 30, 1997

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 1998 and December 31, 1997, the related condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. and subsidiaries as of June 30, 1998, the results of their operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

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

2. INVENTORY

Inventory consists of the following:

                                June 30,          December 31,
                                 1998                 1997
                              ----------          -----------
  Raw Materials               $  588,084          $  435,583
  Work in Process                404,095             435,854
  Finished Goods                  17,176              79,772
                              ----------          ----------
  TOTAL INVENTORY             $1,009,355          $  951,209
                              ----------          ----------
                              ----------          ----------

3. ASSETS HELD FOR SALE

On April 8, 1998, the Company entered into a letter of intent to sell certain assets, subject to the assumption of certain liabilities, to a third party. The completion of the transaction is subject to numerous items, including but not limited to, the final identification of specific assets and liabilities to be transferred and the execution of a final written agreement. The proposed sales price is $1,300,000 which would result in an approximate gain of $300,000 to the Company. Once identified, the Company will make the appropriate disclosures regarding the specific assets held for sale including required pro forma financial information.

4. SUBSEQUENT EVENTS

During July and August, 1998, the Company's 76% owned subsidiary, AccuLase, Inc. issued $1,000,000 in 10% Convertible Promissory Notes. Interest is payable annually and may be paid in cash or in the

Company's common stock at the Company's option. The entire principal is due in one payment on or before December 31, 1998. All outstanding balances under the Notes are guaranteed by the Company. The holders of the Notes may convert any or all balances outstanding into the Company's common stock at a conversion price of $2.00 per share at any time. All balances outstanding as of the maturity date of the Notes, if not paid, automatically convert into shares of the Company's common stock at a conversion price of $2.00 per share.

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the six months ended June 30, 1998 decreased by $300,309 to $1,373,268 compared to $1,673,577. The decrease was due to a decrease in sales of scientific and medical lasers from the Company's Florida and Massachusetts operations offset by the final milestone payment in the amount of $600,000 pursuant to the Baxter Agreement which included the sale of two excimer lasers. Revenues for the three months ended June 30, 1998 were $368,768 compared to $736,209 for the three months ended June 30, 1997. The decrease was due to a decrease in sales of scientific and medical lasers from the Company's Florida and Massachusetts operations.

Gross margins were 46% for the six months ended June 30, 1998 compared to 35% for the six months ended June 30, 1997. The increase in gross margins was due primarily to the gross margin earned on the sale of two excimer lasers to Baxter. Gross margins were 12% for the three months ended June 30, 1998 compared to 40% for the three months ended June 30, 1997. The decrease in gross margins was due to the increase in labor costs as a percentage of sales.

Operating expenses increased by $944,599 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 and by $309,646 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The increase was due to increases in consulting and professional fees, D & O insurance, marketing expenses and increased funding of research and development activities.

Interest expense decreased by $95,910 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 and by $45,607 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily due to the purchase of a subsidiary's note payable through the issuance of common stock during the year ended December 31, 1997.

Net loss increased to $1,590,865 for the six months ended June 30, 1998 compared to $928,092 for the six months ended June 30, 1997 and $1,021,068 for the three months ended June 30, 1998 compared to $552,654 for the three months ended June 30, 1997. The increase in the net loss was due to the increases in operating expenses and decreases in revenues.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and cash equivalents of $425,530 which is a decrease of $800,402 since December 31, 1997. The Company has utilized cash generated from the sale of common stock and from the Baxter agreement during 1997 to fund marketing activities, increased research and development activities, investments in inventory to support anticipated sales of excimer lasers to Baxter and to pay off certain liabilities.

Capital expenditures in the six months ended June 30, 1998 of $100,508 related to purchases of equipment and the construction of a laser to be used as a demonstration model.

Cash flows used in financing activities for the three months ended June 30, 1998 of $60,288 was due to principal payments on debt offset by proceeds from the issuance of common stock.

SUBSEQUENT EVENTS

During July and August, 1998, the Company's 76% owned subsidiary, AccuLase, Inc. issued $1,000,000 in 10% Convertible Promissory Notes. Interest is payable annually and may be paid in cash or in the Company's common stock at the Company's option. The entire principal is due in one payment on or before December 31, 1998. All outstanding balances under the Notes are guaranteed by the Company. The holders of the Notes may convert any or all balances outstanding into the Company's common stock at a conversion price of $2.00 per share at any time. All balances outstanding as of the maturity date of the Notes, if not paid, automatically convert into shares of the Company's common stock at a conversion price of $2.00 per share.

YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, liquidity or results of operations.

Neither the Company nor its subsidiaries has initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. The Company has not received any indications from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business and the Company has no current plans to formally undertake such an assessment.


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

                                               LASER PHOTONICS, INC.
                                               (Registrant)




Date:          August 14, 1998                 By: /s/ Raymond A. Hartman
                                                  -------------------------
                                                   Raymond A. Hartman
                                                   Chief Executive Officer



Date:          August 14, 1998                 By: /s/ Chaim Markheim
                                                  -------------------------
                                                   Chaim Markheim
                                                   Chief Financial Officer