Form 10-Q
period 1998-09-30
LASER PHOTONICS INC
filed 1998-11-23
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    FORM 10-Q


   (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------
                                      OR

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                -----------  ------------
                          Commission File Number 0-11365
                                                 -------

                            LASER PHOTONICS, INC.
                            ---------------------
            (exact name of registrant as specified in its charter)

             Delaware                                    59-2058100
             --------                                    ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

6865 Flanders Drive, Suite G, San Diego, CA                 92121
--------------------------------------------                -----
  (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code  (619) 455-7030
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

  As of September 30, 1998, 9,295,694 shares of Common Stock, par value $.01 per share, were outstanding.

                                     INDEX
                                     -----

                                                                                      Page
                                                                                    Number
                                                                                    ------
PART I   FINANCIAL INFORMATION
         Item 1  Financial Statements:
                 Condensed Consolidated Balance Sheets
                 as of September 30, 1998 and December 31, 1997...................       3

                 Condensed Consolidated Statements of Operations for the
                 Three and Nine Months ended September 30, 1998 and 1997..........       4

                 Condensed Consolidated Statements of Cash Flow for the
                 Nine Months ended September 30, 1998 and 1997....................       5

                 Notes to Condensed Consolidated Financial Statements.............       6

         Item 2  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations.................       7


PART II  OTHER INFORMATION

                 Exhibits and Reports of Form 8-K.................................       8

                 Signatures.......................................................       9


                        PART I  FINANCIAL INFORMATION
                         Item 1  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
LASER PHOTONICS, INC. AND SUBSIDIARIES



ASSETS                                                           SEPTEMBER 30, 1998      December 31, 1997 *
                                                                     (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                     $    488,045              $ 1,225,932
    Accounts receivable, net                                           176,788                  343,465
    Inventory                                                        1,114,662                  951,209
    Prepaid expenses                                                    51,221                   91,463
                                                                  ------------              -----------
        TOTAL CURRENT ASSETS                                         1,830,716                2,612,069

PROPERTY AND EQUIPMENT, net                                            213,342                  141,432

PREPAID LICENSE FEE, net                                             3,583,333                3,958,333
OTHER                                                                  163,189                  100,515
GOODWILL, NET                                                          606,194                  995,955
                                                                  ------------              -----------

TOTAL ASSETS                                                      $  6,396,774              $ 7,808,304
                                                                  ------------              -----------
                                                                  ------------              -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes Payable - Current portion                               $    455,001              $   610,004
    Convertible notes payable                                        1,000,000                    -
    Accounts payable                                                   996,763                  859,559
    Accrued payroll and related expenses                               436,303                  400,222
    Other accrued liabilities                                          550,661                  588,086
    Due to officers                                                     46,722                   43,722
    Customer deposits                                                  266,538                    -
    Deferred revenue                                                     -                       95,000
                                                                  ------------              -----------
        TOTAL CURRENT LIABILITIES                                    3,751,988                2,596,593

NOTES PAYABLE, LESS CURRENT PORTION                                    282,559                  282,559

SHAREHOLDERS' EQUITY
    Common stock                                                        92,957                   92,471
    Additional paid-in-capital                                      14,977,704               14,625,564
    Accumulated Deficit                                            (12,708,434)              (9,788,883)
                                                                  ------------              -----------
        TOTAL SHAREHOLDERS' EQUITY                                   2,362,227                4,929,152
                                                                  ------------              -----------

                                                                  $  6,396,774              $ 7,808,304
                                                                  ------------              -----------
                                                                  ------------              -----------


* Condensed from audited financial statements.

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                     CONSOLIDATED FINANCIAL STATEMENTS.

Condensed Consolidated Statements of Operations
LASER PHOTONICS, INC. AND SUBSIDIARIES


                                                     Nine months ended                 Three months ended
-------------------------------------------------------------------------------------------------------------------------------
                                            SEPTEMBER 30,      September 30,     SEPTEMBER 30,     September 30,
                                                1998               1997               1998              1997
                                             (UNAUDITED)        (Unaudited)       (UNAUDITED)       (Unaudited)

REVENUES
  Sales                                      $ 1,795,578         $2,340,699      $   422,310       $  667,122
  Other                                           95,000            336,693              -            336,693
                                             -----------        -----------      -----------       ----------
    Total revenues                             1,890,578          2,677,392          422,310        1,003,815
                                             -----------        -----------      -----------       ----------

COSTS AND EXPENSES
  Cost of Sales                                1,214,736          1,601,569          422,119          507,118
  Selling, General & Administrative            1,905,341          1,566,973          683,815          884,803
  Research & Development                         461,168            323,758           27,859          101,909
  Depreciation and Amortization                  815,407            512,857          277,947          169,180
                                             -----------        -----------      -----------       ----------
    Total costs and expenses                   4,396,652          4,005,157        1,411,740        1,663,010
                                             -----------        -----------      -----------       ----------

LOSS FROM OPERATIONS                          (2,506,074)        (1,327,765)        (989,430)        (659,195)

  Interest Expense                               418,901            289,804          331,889          106,882
  Other expenses (income), net                    (5,424)           147,663            7,367           71,063
                                             -----------        -----------      -----------       ----------

NET LOSS                                     $(2,919,551)       $(1,765,232)     $(1,328,686)      $ (837,140)
                                             -----------        -----------      -----------       ----------
                                             -----------        -----------      -----------       ----------

BASIC & DILUTED LOSS PER SHARE               $     (0.31)       $     (0.28)     $     (0.14)      $    (0.13)
                                             -----------        -----------      -----------       ----------
                                             -----------        -----------      -----------       ----------


Weighted Average Shares                        9,286,265          6,253,359        9,295,694        6,367,378
                                             -----------        -----------      -----------       ----------
                                             -----------        -----------      -----------       ----------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS.

Condensed Consolidated Statements of Cash Flows
LASER PHOTONICS, INC.


                                                                           Nine months ended
-----------------------------------------------------------------------------------------------------------
                                                              SEPTEMBER 30,  1998       September 30, 1997
                                                                  (UNAUDITED)              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                       $(2,919,551)               $(1,765,232)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and Amortization                                    815,407                    512,857
    Allowance for doubtful accounts                                   (3,000)                     -
    Stock issued to pay legal fees                                    20,000                     95,625
    Non cash compensation expense                                      -                        560,958
    Non cash interest expense                                          -                        150,000
    Interest related to beneficial conversion features
      of notes payable                                               296,875                      -
  Changes in operating assets and liabilities:
    Current assets                                                   (22,473)                    (1,649)
    Current liabilities                                              310,398                   (280,885)
                                                                 -----------                -----------
      NET CASH USED IN OPERATING ACTIVITIES                       (1,502,344)                  (728,326)
                                                                 -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                              (116,291)                   (23,462)
  Proceeds from sale of asset                                          -                         61,939
  Deferred income                                                      -                        363,307
  Advances from related parties                                        -                         18,268
                                                                 -----------                -----------
      NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES          (116,291)                   420,052
                                                                 -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                        (155,003)                     -
  Proceeds from issuance of convertible notes payable              1,000,000                      -
  Proceeds from issuance of common stock                              35,751                    724,375
                                                                 -----------                -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      880,748                    724,375
                                                                 -----------                -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       (737,887)                   416,101

CASH AND CASH EQUIVALENTS, beginning of period                     1,225,932                      -
                                                                 -----------                -----------

CASH AND CASH EQUIVALENTS, end of period                         $   488,045                $   416,101
                                                                 -----------                -----------
                                                                 -----------                -----------

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                               September 30, 1998

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of September 30, 1998 and the related condensed consolidated statements of operations and cash flow for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. and subsidiaries as of September 30, 1998, the results of their operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

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

2.  INVENTORY

Inventory consists of the following:

                                   September 30,          December 31,
                                       1998                  1997
                                   -------------          ------------
        Raw Materials               $  464,769              $435,583
        Work in Process                564,717               435,854
        Finished Goods                  85,176                79,772
                                    ----------              --------
        TOTAL INVENTORY             $1,114,662              $951,209
                                    ----------              --------
                                    ----------              --------

3.  ASSETS HELD FOR SALE


On April 8, 1998, the Company entered into a letter of intent to sell certain assets, subject to the assumption of certain liabilities, to a third party. The completion of the transaction was subject to numerous items, including but not limited to, the final identification of specific assets and liabilities to be transferred and the execution of a final written agreement. The proposed sales price was $1,300,000, which would result in an approximate gain of $300,000 to the Company. An agreement was not reached and the Company is not planning on further pursuing the sale with this buyer.

4.  CONVERTIBLE NOTES PAYABLE

During July and August, 1998, the Company's 76% owned subsidiary, AccuLase, Inc. issued $1,000,000 in 10% Convertible Promissory Notes. Interest is payable annually and may be paid in cash or in the Company's common

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                               September 30, 1998

stock at the Company's option. The entire principal is due in one payment on or before December 31, 1998. All outstanding balances under the Notes are guaranteed by the Company. The holders of the Notes may convert any or all balances outstanding into the Company's common stock at a conversion price of $2.00 per share at any time. All balances outstanding at December 31, 1998 automatically convert into shares of the Company's common stock at a conversion price of $2.00 per share. At the date of issuance the conversion price was less than the market price resulting in a beneficial conversion feature in the amount of $296,875 which is included in interest expense at September 30, 1998.

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 1998 decreased by $786,814 to $1,890,578 compared to $2,677,392 in the prior period. The decrease was due to a decrease in sales of scientific and medical lasers from the Company's Florida and Massachusetts operations offset by the final milestone payment in the amount of $600,000 pursuant to the Baxter Agreement which included the sale of two excimer lasers. Revenues for the three months ended September 30, 1998 were $422,310 compared to $1,003,815 for the three months ended September 30, 1997. The decrease was due to a decrease in sales of scientific and medical lasers from the Company's Florida and Massachusetts operations.

Gross margins were 35.7% for the nine months ended September 30, 1998 compared to 40.2% for the nine months ended September 30, 1997 and 0.1% for the three months ended September 30, 1998 compared to 49.5% for the three months ended September 30, 1997. The decrease in gross margins was due to the increase in labor costs as a percentage of sales.

Operating expenses increased by $778,328 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to increases in consulting and professional fees, D & O insurance, marketing expenses and increased funding of research and development activities. Operating expenses decreased by $166,271 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to a reduction in staff.

Interest expense increased by $129,097 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 and by $225,007 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase was the result of the recognition of a beneficial conversion feature on the convertible notes payable of $296,875 offset by the purchase of a subsidiary's note payable through the issuance of common stock during the year ended December 31, 1997.

Net loss increased to $2,919,551 for the nine months ended September 30, 1998 compared to $1,765,232 for the nine months ended September 30, 1997 and to $1,328,686 for the three months ended September 30, 1998 compared to $837,140 for the three months ended September 30, 1997. The increase in the net loss was due to the increases in operating expenses and decreases in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents of $488,045 which is a decrease of $737,887 since December 31, 1997. The Company has utilized cash generated from the sale of common stock, from the Baxter agreement during 1997 and the issuance of the convertible notes payable to fund marketing activities, increased research and development activities, investments in inventory to support anticipated sales of excimer lasers to Baxter and to pay off certain liabilities.

Capital expenditures in the nine months ended September 30, 1998 of $116,291 related to purchases of equipment and the construction of a laser to be used as a demonstration model.

Cash flows provided by financing activities for the nine months ended September 30, 1998 of $880,748 was due to the issuance of $1,000,000 of convertible notes payable and proceeds from the issuance of common stock offset by principal payments on debt.

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

    ITEM 3   Defaults Upon Senior Securities                                         None

    ITEM 4   Submission of Matters to Vote of
             Security Holders                                                        None

    ITEM 5   Other Information                                                       None

    ITEM 6   Exhibits and Reports on Form 8-K

             a) Exhibits
                    27.1                                          Financial Data Schedule

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

                                       LASER PHOTONICS, INC.
                                       ---------------------
                                           (Registrant)




Date:    November 18, 1998             By: /s/ Raymond A. Hartman
                                           ---------------------------
                                            Raymond A. Hartman
                                            Chief Executive Officer



Date:    November 18, 1998             By: /s/ Chaim Markheim
                                           ---------------------------
                                            Chaim Markheim
                                            Chief Financial Officer