Form 10-K
period 1998-12-31
LASER PHOTONICS INC
filed 1999-04-16
CIK 711665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-11635

                             LASER PHOTONICS, INC.
                             ---------------------
            (Name of small business issuer specified in its charter)

             Delaware                                    59-2058100
             --------                                    ----------
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                  Identification No.)

                  2431 Impala Drive, Carlsbad, California 92008
                  ---------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (760) 602-3300
                                 --------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each exchange
         Title of each class                          on which registered
         -------------------                          -------------------
         None                                         None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.01 par value per share
                    ----------------------------------------
                                (Title of Class)

Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The number of shares outstanding of the issuer's Common Stock as of December 31, 1998, was 9,895,684 shares. The aggregate market value of the Common Stock (9,763,417 shares) held by non-affiliates, based on the average of the bid and asked prices ($5.94) of the Common Stock as of April 14, 1999 was $57,994,697.

         THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

                                     PART I

ITEM 1.  BUSINESS

         The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto, contained elsewhere in this Report. This Report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term "Company" refers to Laser Photonics, Inc. a Delaware corporation ("Laser Photonics"), Laser Analytics, Inc., a Massachusetts corporation ("Laser Analytic"), its wholly owned subsidiary, and Acculase, Inc., a California corporation ("Acculase"), its 76.1% owned subsidiary.

HISTORY OF THE COMPANY

         The Company historically has pursued a strategy of development of a wide range of laser products using different solid state lasers, including solid state Ruby, Nd: YAG, frequency-doubled Nd: YAG and Alexandrite lasers, all for medical applications. Since 1986, the Company has sold over 1,000 lasers, usually on a private label basis to other manufacturers. This strategy proved to be unsuccessful, in the opinion of current management of the Company as the Company generated revenues from the sale of numerous of its products, but was unable to operate profitably. See "Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On May 13, 1994, the Company filed a Petition for Reorganization (the "Bankruptcy Proceeding") under Chapter 11 of the Federal Bankruptcy Act on May 13, 1994, Case No. 94-02608-611 - Federal Bankruptcy Court - Middle District, Florida (the "Bankruptcy Court"). An order was issued on May 22, 1995 confirming the Company's Third Amended Plan of Reorganization (the "Bankruptcy Reorganization" or the "Plan"). The Company was subsequently authorized to conduct its business operations as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. The Plan included, among other things, that in exchange for the forgiveness of certain unsecured debt, the Company issued to its unsecured creditors shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), such that, following the issuance of all Common Stock to be issued under the Plan, the unsecured creditors owned 1,000,000 shares of the Company's Common Stock, representing 20% of the issued and outstanding shares of Common Stock of the Company. The shares of Common Stock of the Company's prior existing stockholders were cancelled and reissued into 250,000 shares of Common Stock, which represented 5% of the then total issued and outstanding shares of Common Stock.

         The Plan further provided that Helionetics, Inc., ("Helionetics"), the former parent of Acculase, transfer to the Company 76.1% of the common stock of Acculase. Further, during the pendency of the Bankruptcy Proceeding, Helionetics contributed $1,000,000 in cash to the Company, which funds were utilized for cash payments under the Plan. Helionetics loaned to the Company $300,000 to fund the cost of research and development of the Company's excimer lasers. Under the Plan, Helionetics received 3,750,000 shares of Common Stock of the Company, which represented 75% of the then total issued and outstanding shares of Common Stock. All of the shares received by Helionetics were resold pursuant to an exemption provided by the Plan and not pursuant to a registration statement filed with the Securities and Exchange Commission ("Commission"). As of the date of this Report, Helionetics does not own any shares of the Company's Common Stock.


         Acculase was founded in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiber optic technologies. Acculase has focused primarily on the development of medical products for the treatment of coronary heart disease.

         The Acculase excimer laser power source was developed to perform a variety of materials processing applications. The Acculase AL-1000M XeCl pulsed excimer laser was developed for microsurgical applications. The first medical application of the AL-1000M excimer laser system was approved by the United States Food and Drug Administration ("FDA") under investigational device exemption ("IDE") No. G920163 for use in the treatment of occlusive coronary artery disease ("CAD") as an adjunct to coronary bypass surgery. Acculase chose not to pursue completion of IDE No. G920163 because of difficulties in recruiting patients into a randomized study comparing bypass surgery with adjunctive Acculase laser angioplasty to bypass surgery alone.

         Due to the limited financial resources of the Company, the Company's strategy changed in 1997 to focus its efforts on the Company's excimer laser technology in order to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications. The Company believes that excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. The Company is engaged in the development of proprietary excimer laser and fiberoptic equipment and techniques directed initially toward the treatment of coronary heart disease and psoriasis, as well as other medical and non-medical applications.

BUSINESS OF THE COMPANY

         The Company is engaged in the development of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of cardiovascular and vascular disease and the treatment of psoriasis. The Company anticipates developing such equipment and technologies to treat other medical problems as well as non-medical applications. However, no assurance to this effect can be given.

         The Company's initial medical applications for its excimer laser technology are intended to be used in the treatment of: (i) cardiovascular disease and (ii) psoriasis. The Company's cardiovascular and vascular applications are in connection with an experimental procedure known as transmyocardial revascularization ("TMR"), in which the Company's excimer laser technology products relating to the treatment of cardiovascular and vascular disease (the "TMR System") are currently in Phase I Human Clinical trials (defined below). The Company and Baxter Healthcare Corporation ("Baxter") are engaged in a strategic alliance for the development and marketing for excimer laser products for TMR. The Company began testing its excimer laser system for the treatment of psoriasis at Massachusetts General Hospital ("MGH") in 1998 with a Dose Response Study under Institutional Review Boards ("IRB") approval. The final data from this study was collected in December, 1998. This data is anticipated to serve as the basis for a 510 (k) submission to the FDA in the third quarter of 1999. The Company believes the excimer laser psoriasis system will be determined to be substantially equivalent to currently marketed devices. However, no assurance to this effect can be given.

         The Company entered into certain agreements with respect to the manufacturing and marketing of its excimer lasers and delivery systems in 1997 with Baxter and MGH. Although the Company has developed strategic alliances with Baxter and MGH related to the Company's excimer lasers, there can be no assurances that the Company will ever develop significant revenues or profitable operations with respect to this new business plan. See "Business-Strategic Alliance with Baxter Healthcare Corporation" and "Business-Excimer Laser Systems for the Treatment of Psoriasis."

         Since the Company's laser system products are still in the clinical trials stage, there is no assurance that the Company will be able to successfully prove their anticipated benefits, obtain required governmental approvals for their use, or reach anticipated markets ahead of competing technologies and competitors.

         In the non-medical applications of the excimer laser technology, the Company intends to evaluate its technology as it applies as an illumination source for use in deep ultraviolet ("DUV") photolithography systems for the semiconductor manufacturing industry. There can be no assurances that the Company's excimer laser systems will be developed into marketable products.


         RELATIONSHIP WITH ACCULASE SUBSIDIARY. Laser Photonics owns 76.1% of the issued and outstanding common stock of Acculase. In addition to Laser Photonics, there are other stockholders of Acculase, including certain former officers and directors of the Company. Helionetics is no longer a stockholder of Acculase. Acculase owns certain technologies related to the Company's excimer lasers and their delivery systems. The loss of any of these technologies to the Company could have a material adverse effect upon the business of the Company. See "Business - Strategic Alliance with Baxter Healthcare Corporation" and "Business-Intellectual Property."

         In the early 1990's, Acculase was unable to raise equity or debt financing to further the development of its excimer laser technology development. Only with the initial assistance of Helionetics and, that of Laser Photonics, was Acculase able to obtain the capital needed to develop its excimer laser products and, consequently, develop the business relationship with Baxter. See "Business-Strategic Alliance with Baxter Healthcare Corporation."

         Of the stockholders of Acculase, only Laser Photonics participates in the day-to-day management of Acculase or contributes any financing to the operations or the development of Acculase. Laser Photonics has been required to engage in significant financing activities since 1997 to obtain the funding necessary to support Acculase's ability to develop its excimer laser products. Laser Photonics has provided incentives and compensation to its management and ongoing funding to develop and commercialize the excimer laser technology. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of of Operations" and "Item 13- Certain Relationships and Related Transactions."

         On September 18, 1997, the Company, Pennsylvania Merchant Group, Ltd. ("PMG"), the Company's investment banker, and Baxter agreed, in connection with fulfilling the obligations of the parties under the Baxter Agreement, that the Company needed to acquire a license (the "Lasersight License") from Lasersight Patents, Inc. ("Lasersight"), an unrelated third party, for certain patents which relate to the use of excimer lasers for the cardiovascular and vascular markets. On September 23, 1997, Baxter purchased certain patent rights to related patents from Lasersight for $4,000,000, and in December, 1997, the Company received from Baxter a sublicense to these patent rights (the "Lasersight License"). Laser Photonics then paid $4,000,000 to Baxter for the transfer of the Lasersight License, having raised the funds from a private placement of the Company's securities. In the event that Baxter terminates the Baxter Agreement, Baxter will grant to the Company an exclusive sublicense of all of Baxter's rights under the Lasersight License. In such event, the Company will acknowledge and agree that upon the grant of such exclusive sublicense, the Company will assume all obligations and liabilities of Baxter under the Lasersight License. See "Business-Strategic Alliance with Baxter Healthcare Corporation," "Business-Intellectual Property" and "Item 13.- Certain Relationships and Related Transactions."

         Management of the Company believes that the provision of financing and management assistance to Acculase has provided a significant benefit to Acculase and the Acculase stockholders, other than the Company, and that Acculase could not have obtained any of these benefits without the financial and management assistance provided by Laser Photonics. The financing was obtained by the sale of Laser Photonics securities. This has resulted in significant dilution in ownership of Laser Photonics to the stockholders of Laser Photonics prior to these financings. To rectify the potential inequity that has been created for the stockholders, the Company's Board of Directors intends to make an offer to the other stockholders of Acculase to acquire the 23.9% of Acculase not already owned by the Company in exchange for shares of the Common Stock of the Company. The exact terms of such offer are not yet known, nor can any assurance be given that such offer, once made, will be on terms favorable to the Company or that such offer will be accepted by such stockholders of Acculase. In the event that such an offer is not accepted by enough of the Acculase stockholders to enable the Company to own at least 90% of the issued and outstanding shares of Acculase, the Company is not certain how it will proceed. The Company's Board of Directors has not determined what action it will take if the other stockholders of Acculase do not accept the Company's offer to acquire their shares of Acculase.

EXCIMER LASERS TECHNOLOGY

         The basis of the Company's business is its excimer laser technology. An excimer laser uses a medium in which the dimers exist only in the excited state. The Company uses xenon chloride gas as a medium, pumps electricity in and generates excited dimers. This system creates and excites the dimers at the same time. Once the power is shut off, the dimers cease to exist. This type of laser usually, though not always, generates beams in the ultraviolet ("UV") end of the light wave spectrum. The wavelength of the beam depends largely on the type of gas used. In the case of the Company's laser technology, the wavelengths may vary between 174 nm and 351 nm.

         Many lasers cut things, but different lasers do so in different ways. An excimer laser, sometimes called a "cold lasers," having photon energy greater than most organic bonds, cuts organic material by directly breaking bonds that hold the organic material together ("photoablation"). Other lasers, sometimes called "hot laser," involve vibrating water molecules, which create steam, and which in turn cut organic material ("thermal ablation").

         Management of the Company believes that a cold laser has significant advantages over a hot laser. Certain of the Company's competitors are using either a homium (Ho:YAG) laser technology or CO2 laser technology (both of which are hot lasers). These technologies require a surgeon or cardiologist to send one or more high-energy pulses of energy through the myocardium to create the desired channels. The Company believes that its excimer laser technology has significant advantages over the competition's laser technology for TMR. However, no assurance to this effect can be given. See "Business-Competition."

         Some of the companies attempting to develop laser driven TMR technologies use flexible fibers capable of delivering the laser energy either through a small incision in the chest or percutaneously through a catheter inserted in the femoral artery in the groin. This method of delivering laser energy has certain obstacles in optimizing the delivery of that energy. Management of the Company believes that using an excimer laser has the following additional benefits over hot lasers: (i) tissue ablation may be performed in the absence of significant injury to neighboring tissues; (ii) creation of TMR channels will avoid the formation of steam bubbles to the brain; (iii) the use of an excimer laser is likely to cause less thermal damage to neighboring tissues then that of a hot laser; and (iv) the excimer laser allows for the more rapid creation of TMR channels leading to less operating room time. See "Business Strategic Alliance with Baxter Healthcare Corporation."

EXCIMER LASER SYSTEM FOR TREATMENT OF TMR

         GENERAL. Heart muscle, like all tissues of the body, must be constantly supplied with oxygen in order to function effectively. Oxygen is delivered to the myocardium by the blood, which is distributed to the myocardium through the right and left coronary arteries. If these arteries are narrowed or blocked as a result of atherosclerosis, oxygen-rich blood cannot supply the metabolic demand of the myocardium. Cardiovascular disease eventually may cause ischemia myocardium (oxygen-starved heart tissue), often evidenced by severe and debilitating angina or chest pains caused by lack of oxygen to the heart muscle, which can progress to myocardial infarction (the death of an area of the heart muscle). Advanced multi-vessel ischemic heart disease is typically treated with bypass surgery.

         The Company has under development the TMR System for the treatment of coronary heart disease in a procedure called TMR, a procedure that creates new channels for blood to flow to ischemic (oxygen-starved) heart muscle tissue. Rather than opening narrowed coronary arteries, the TMR System is intended to treat ischemic myocardium directly. This is accomplished by lasing small channels through ischemic areas of the heart, which connect directly with the left ventricle of the heart, a reservoir of oxygen-rich blood. Management believes that these channels may provide new pathways for blood flow into the heart muscle. However, there can be no assurances to this effect.

         CARDIOVASCULAR DISEASE AND ALTERNATIVE TREATMENT METHODS. According to the American Heart Association, cardiovascular disease, the partial or total blockage of arteries, is the leading cause of death and disability in the United States. Coronary artery disease accounts for approximately one million, or one-half, of all deaths in the United States annually. Approximately 1,500,000 new cases of heart attacks or angina (chest pain due to heart disease) are reported each year. Over 13,000,000 Americans suffer from coronary heart disease and 350,000 new cases of heart disease are diagnosed every year in the United States.

         Atherosclerosis, the principal form of cardiovascular disease, is characterized by a progressive narrowing of the coronary arteries due to accumulated plaque (lesions) on the walls of the arteries, which supply oxygenated blood to the heart, potentially resulting in angina and damage to the heart. Typically, the condition worsens over time and often leads to heart attack or death. More than 6,000,000 Americans experience anginal symptoms per year. Drug therapy may be effective for mild cases of coronary artery disease and angina, either through medical effects on the arteries that improve blood flow without reducing plaque or by decreasing the rate of formation of additional plaque (i.e., by reducing blood levels of cholesterol).

         The primary therapeutic options for treatment of coronary artery disease are drug therapy, percutaneous transluminal coronary angioplasty ("PTCA") or balloon angioplasty, including techniques, which augment or replace PTCA, such as stent placement and atherectomy, and coronary artery bypass graft surgery ("CABG") or open heart bypass surgery. The objective of each of the different approaches is to increase blood flow through the coronary arteries to the heart. According to the American Hospital Association, approximately 1,100 hospitals in the United States perform cardiovascular related surgical procedures.

         When these primary therapeutic options are exhausted, the patient is left with no viable surgical alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, but often with significant lifestyle limitations. TMR offers potential relief to this large class of patients with severe cardiovascular disease.

         According to the 1998 Heart and Stroke Facts Statistics published by the American Heart Association, approximately 573,000 coronary bypass operations were performed on 360,000 patients and 434,000 balloon angioplasty procedures were performed in the United States on approximately 408,000 patients in 1995. The American Heart Association estimates the cost of cardiovascular disease in 1997 at $259.1 billion, including physician and nursing services, hospital and nursing home services, medications and lost productivity resulting from disability. Hospital charges for bypass surgery are typically between $25,000 to $45,000, and bypass surgery requires prolonged hospitalization and extensive recuperation periods.

         CABG is an open chest procedure developed in the 1960s in which conduit vessels are taken from elsewhere in the body and grafted to the blocked coronary arteries so that blood can bypass the blockage. CABG typically requires use of a heart-lung machine to render the heart inactive (to allow the surgeon to operate on a still, relatively bloodless heart) and involves prolonged hospitalization and patient recovery periods. Accordingly, it is generally reserved for patients with severe cases of coronary artery disease or those who have previously failed to receive adequate relief of their symptoms from PTCA or related techniques. Unfortunately, most bypass grafts fail within one to fifteen years following the procedure. Repeating the surgery ("re-do bypass surgery") is possible, but is made more difficult because of scar tissue and adhesions that typically form as a result of the first operation. The American Heart Journal estimates that 12% of all CABG procedures in the United States are re-do bypass surgeries. Moreover, for many patients, CABG is inadvisable for various reasons, such as the severity of the patient's overall condition, the extent of coronary artery disease or the small size of the blocked arteries.

         PTCA is a less-invasive alternative to CABG, which was introduced as an approved procedure in the early 1980s. PTCA is a procedure in which a balloon-tipped catheter is inserted into an artery, typically near the groin, and guided to the areas of blockage in the coronary arteries. The balloon is then inflated and deflated at each blockage site, thereby rupturing the blockage and stretching the vessel. Although the procedure is usually successful in widening the blocked channel, the artery often renarrows within six months of the procedure, a process called "restenosis," often necessitating a repeat procedure. A variety of techniques for use in conjunction with PTCA have been developed in an attempt to reduce the frequency of restenosis, including stent placement and atherectomy. Stents are small metal frames delivered to the area of blockage using a balloon catheter that is deployed or expanded within the coronary artery. The stent is a permanent implant intended to keep the channel open. Atherectomy is a means of using mechanical, laser or other techniques at the tip of a catheter to cut or grind away plaque.


         When these treatment options are exhausted, the patient is left with no viable surgical alternative other than, in limited cases, heart transplantation. Without a viable surgical alternative, the patient is generally managed with drug therapy, often with significant lifestyle limitations. TMR, currently under clinical investigation by the Company and certain other companies, offers potential relief to a large class of patients with severe cardiovascular disease. There are an estimated 120,000 people worldwide per year who qualify for TMR under the conditions set forth above.

         STRATEGIC ALLIANCE WITH BAXTER HEALTHCARE CORPORATION. On August 19, 1997, Acculase executed a series of agreements with Baxter. These agreements (collectively, the "Baxter Agreement") provide for an alliance with Baxter in which the Company granted to Baxter an exclusive worldwide right and license to manufacture and sell certain of the Company's

TMR Systems and disposable products associated therewith. The Company agreed to manufacture the TMR System to the specifications of Baxter at a schedule of prices, based upon the volume of TMR Systems purchased by Baxter from the Company. Pursuant to the Baxter Agreement, the Company agreed, for a period of five years, not to engage in any business competitive with the laser products licensed by Baxter. The Company has granted to Baxter a security interest in all of its patents to secure the Company's performance under the Baxter Agreement. The Baxter Agreement expires upon the expiration of the last to expire of the licensed patents, which is currently scheduled to expire in 2008. However, Baxter may terminate the Baxter Agreement at any time upon five days' written notice. Due to Baxter's strong worldwide marketing presence, relationships with leading clinicians and regulatory expertise, Baxter is absorbing many of the significant expenses of bringing the Company's TMR products to market. See "Business-Intellectual Property," "Business-Research and Development" and "Business-Markets and Marketing."

         Pursuant to the terms of the Baxter Agreement, Baxter has paid Acculase the sum of $1,550,000 in cash and Acculase has delivered the first two laser systems. Payments made by Baxter aggregate $1,959,000, which include certain advances for additional excimer laser systems and CE markings ("CE Mark") compliance, which is a requirement for Baxter to sell the Company's TMR Systems within the European Economic Area ("EEA"). In addition, Baxter has agreed to:
(i) pay to the Company a royalty of 10% of the sales price received for each disposable product sold, or if the laser equipment is sold on a "per treatment" basis, the imputed average sales price based on average sales other than on a "per treatment" basis, calculated quarterly for such disposable products sold, adjusted to amortize and recapture, over a 36-month period, Baxter's cost of manufacturing such products; (ii) purchase from the Company certain existing excimer laser systems for cardiovascular and vascular disease; (iii) fund the total cost of obtaining regulatory approvals worldwide for the use of the TMR System for the treatment of cardiovascular and vascular disease; (iv) fund all sales and marketing costs related to the introduction and marketing of the TMR System to treat cardiovascular and vascular disease; and (v) pay a per unit price on a reducing scale from $75,000 to $45,000 per TMR System, based on the number of TMR Systems purchased by Baxter. Prices for TMR Systems may be adjusted annually after three years, based upon changes in costs of materials (but not overhead or profit margin). See "Business-Government Regulation," "Business-Markets and Marketing," "Business-Competition" and "Business-Intellectual Property."

         As of the date of this Report, there have been no commercial sales of the TMR System, other than to Baxter. The only sales made by Baxter have been to research facilities for experimentation and for purposes of completing studies of the efficacy of the TMR System for regulatory purposes. The Company has received orders from Baxter for ten TMR Systems. Further, the Company has delivered two laser systems in accordance with the Baxter Agreement and has been paid pursuant thereto. The Company has received a deposit from Baxter in the amount of $250,000 for the ten laser systems, which have not yet been delivered. See "Business-Research and Development," "Business-Government Regulation" and "Business-Markets and Marketing."

         In September, 1997, the Company, PMG and Baxter agreed, in connection with fulfilling the obligations of the parties under the Baxter Agreement, that the Company needed to acquire the Lasersight License, for certain patents which relate to the use of excimer lasers for the cardiovascular and vascular markets. On September 23, 1997, Baxter purchased certain patents rights to related patents from Lasersight for $4,000,000. In December, 1997, the Company acquired from Baxter a license to the patent rights for $4,000,000, from the proceeds of a private placement of the Company's securities. See "Business-Intellectual Property" and "Item 13 - Certain Relationships and Related Transactions."


         TMR TREATMENT USING EXCIMER LASERS. TMR is a surgical procedure performed on the beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber. The pathways are intended to enable improved perfusion, or blood supply to the myocardium from the heart chamber, reducing angina in the patient. TMR potentially can be performed using any of several different surgical approaches, including open chest surgery, minimally invasive surgery through small openings in the chest or percutaneous surgery involving the use of a laser-tipped catheter threaded through a peripheral artery. The Company is pursuing a treatment protocol using small openings in the chest for better access to the myocardium. TMR is designed to be less invasive and less expensive than bypass surgery. Also, TMR may be useful in conjunction with angioplasty or bypass surgery to obtain more complete revascularization. TMR potentially offers end-stage cardiac patients, who are not candidates for PTCA or CABG, a means to alleviate their symptoms and improve their quality of life. No assurance can be given that the TMR System will be found to be effective in relieving symptoms of CAD or that it will receive government approval for commercialization. See "Business-Government Regulation."

         The main challenge in treating atherosclerosis is to allow blood flow to the heart muscle without significantly damaging the heart. TMR does not target the coronary arteries for treatment. During the TMR procedure, the patient is given general anesthesia, and an incision is made in the patient's side between the ribs exposing the heart. Laser systems competitive with the Company's TMR System use much greater energy and power levels, and are required to synchronize the laser pulse with the electrocardiogram to protect the patient from adverse arrhythmia's or excessive energy levels if the heart is not full of blood acting as a laser pulse "backstop." The Company's TMR System does not need this synchronization due to the lower overall power and energy requirements of the excimer laser. Animal results have indicated that excimer laser channels remain open for extended periods of time, whereas no such data is available from any competitive companies which manufacture TMR type systems. Management believes that these open channels may provide pathways for oxygenated blood from the ventricle to the heart muscle to get into the heart muscle, which is the ultimate purpose of such procedures as CABG and angioplasty. However, no assurance to this effect can be given.

         Based on clinical results to date, the Company believes that its TMR System will provide the following benefits, including: (i) the use of the TMR System may be used on patients as an alternative to bypass or angioplasty procedures or on patients who would otherwise not be suitable for coronary bypass surgery; (ii) the TMR System may allow the surgeon to provide oxygenated blood to areas of the heart muscle that are not accessible by coronary bypass grafts. With the advent of the procedures, where coronary artery bypass graft surgery are performed on a beating heart, management believes that TMR will be an effective complement to this procedure. TMR can be performed on the anterior, posterior and lateral walls of the heart while the procedures usually are only performed on the anterior wall of the heart; (iii) management believes that the medical costs associated with the use of the TMR System will be less than the costs of traditional bypass surgery, which requires a larger surgical team, more supporting equipment and a longer hospital stay. The cost of TMR in some situations may also be less than angioplasty when combinations of additional devices such as atherectomy catheters, stents or intravascular ultrasound are required; (iv) since the use of the TMR System is less invasive and does not involve stopping and starting the heart, the patient may recover more quickly than if conventional bypass techniques were used, with a potentially reduced risk of complications compared with the risks associated with bypass surgery; and (v) TMR may potentially be used on post-transplant patients suffering from chronic rejection atherosclerosis. Presently, the only treatment for this condition is re-transplantation.

         No assurance can be given that any of these benefits will be obtained by patients receiving TMR or that, if they are, such benefits will result in revenues or profitable operations to the Company, or the FDA will approve the TMR System. See "Business-Government Regulation."

EXCIMER LASER SYSTEM FOR THE TREATMENT OF PSORIASIS.

         GENERAL. As of the date of this Report, the Company has developed an excimer laser and laser delivery system for the treatment of psoriasis. Psoriasis or autogenic skin cell proliferation is a chronic inflammatory skin disease for which there is no known cure. Plaque psoriasis, the most common form, is characterized by inflamed lesions topped with silvery white scales. Psoriasis can be limited to a few plaques or it can cover moderate to extensive areas of skin. No one knows exactly what causes psoriasis, although it is believed to be an immune medical disorder. Normal skin cells mature in 28 to 30 days, but psoriasis skin cells take only three to six days to mature, thus creating the silvery white scales.

         According to the National Psoriasis Foundation ("NPF"), there are three
(3) approaches to treat psoriasis: topical therapy (creams and lotions), phototherapy (ultraviolet light-UVA and UVB) and systemic medications. The Company's excimer laser technology for the treatment of psoriasis, if successful, is intended to replace and/or augment all of the current treatment modalities.


         The NPF estimates that between 1% to 3% of the world's population is affected by psoriasis, that this medical condition affects more than 6.5 million Americans and that between 150,000 and 260,000 new cases occur each year. Approximately 75% of these cases have a mild form of the disease. Both genders are affected by the condition, being slightly more prevalent among women. Approximately 10% to 15% of the people who suffer from psoriasis are under the age of ten. The NPF further estimates that patients suffering from psoriasis make approximately 2.4 million visits to dermatologists each year and that the overall current yearly cost to treat psoriasis may exceed $3 billion. In addition to costs, the NPF estimates that 56 million hours of work are lost each year by psoriasis sufferers. Approximately 400 people in the United States per year die from complications caused by psoriasis. An additional 400 people per year receive Social Security benefits for disability due to psoriasis symptoms each year.

         MASSACHUSETTS GENERAL HOSPITAL AGREEMENT. On November 26, 1997, the Company entered into a license agreement (the "MGH Agreement") with the General Hospital Corporation, an unaffiliated third party, doing business as MGH, pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license from MGH to commercially develop, manufacture, use and sell products, utilizing certain technology of MGH, related to the diagnosis and treatment of certain dermatological conditions and diseases, including psoriasis.

         The Company has paid $37,500 to MGH in connection with the MGH Agreement, and has further agreed to pay MGH $50,000 upon issuance by the United States Patent and Trademark Office of any patent right (which has not yet occurred as of the date of this Report) and an additional $50,000 upon approval by the FDA of the first 510(k), PMA or PMA Supplement (which has not occurred as of the date of this Report). Before a new medical device can be marketed, such as the Company's excimer laser for the treatment of psoriasis, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the FDC Act or a PMA application under Section 515 of the FDA Act. Beginning with the first commercial sale of the products in any country, on any sales of products made anywhere in the world by the Company, or its affiliates and sublicensees, the Company has agreed to pay royalties to MGH, as follows:
(i) 4% of the net sales price, so long as the products manufactured, used or sold are covered by a valid claim of patent licensed exclusively to the Company;
(ii) 2% of the net sales price whenever the products manufactured, used or sold are covered by a valid claim licensed exclusively to the Company; and (iii) 1% of the net sales price whenever the products manufactured, used or sold, on which no royalty is payable under items (i) and (ii) above, during the ten year period following the first commercial sales anywhere in the world. In addition to the royalties provided for above, the Company has agreed to pay MGH 25% of any and all non-royalty income, including license fees and milestone payments, received from affiliates or sublicensees of the Company. See "Business-Intellectual Property."

         The licensed technology is the subject of a currently pending provisional patent application filed with the United States Patent and Trademark Office by MGH. The Company has agreed to use its best efforts to develop and make commercially available products with respect to the licensed technology within certain time frames defined in the MGH Agreement, or MGH may have the right to cancel the exclusive license or convert any exclusive license to a non-exclusive license. See "Business-Intellectual Property."

         On March 17, 1998, the Company entered into a clinical trial agreement with the MGH (the "Clinical Trial Agreement") to compare the effect of excimer laser light using its excimer laser technology to the current UVB treatment being used to treat psoriasis. The Company provided prototype laser equipment for pre-clinical dose response studies. The Company has agreed to support the clinical trials with a research grant of approximately $160,000, of which $50,000 has been paid as of the date of this Report. The final data from the study was collected in December, 1998, but the final report has not been received as of the date of this Report. This data is anticipated to serve as the basis for a 510 (k) submission to the FDA in the third quarter of 1999. There can be no assurances that the Company will be able to develop any products utilizing the licensed technology within the contractual time frame, or at all. See "Business-Excimer Laser System for the Treatment of Psoriasis," "Business-Government Regulation," "Business-Markets and Marketing," "Business-Competition" and "Business-Intellectual Property."

         The Company believes that its excimer laser system may replace and/or augment the current phototherapy modalities in use to treat the symptoms of psoriasis. The Company will first test its excimer laser system, as it compares to the UVB therapy currently being extensively used to control psoriasis. In using UVB, the patient stands in a light box lined with special UVB lamps and the whole body is radiated (other than protected areas such as eyes and genitals). The need for long periods of treatment is due to the fact that the healthy skin, as well as the psoriasis affected skin, is being treated in the current light boxes, so that the dosage or radiation must be controlled or the patient will be severely burned. The Company's excimer laser, however, can be used to treat only the skin area that is affected by psoriasis. Since it is believed that skin that is affected by psoriasis is not as susceptible to UVB radiation, the Company believes that a high dose of UVB applied directly to the affected area could significantly reduce the number of treatments and the time needed to control psoriasis. The Company has entered into an agreement with MGH to study the affects of different dosages of UVB on psoriasis. This study, which commenced in May, 1998, is anticipated to lead to the Company's submission of a 510(k) to the FDA, in the third quarter of 1999, requesting approval of the Company's excimer laser system to be used to treat psoriasis. However, no assurance to this effect can be given. See "Business- Government Regulation."

         TREATMENT OF PSORIASIS USING EXCIMER LASERS. The Company expects that the number of treatments that will be needed to control psoriasis using the Company's excimer laser system should decrease from over 30 to less than 10. Further, the Company estimates that the typical treatment time using the Company's excimer laser will be greatly reduced. However, no assurance to this effect can be given. The other benefits to the use of the Company's excimer laser should be to reduce or eliminate the side effects of current treatment modalities. UVB treatments have the same long term effects as chronic sun exposure, which causes skin cancer and/or premature skin aging. It is hoped that by treating only the psoriasis affected skin with the Company's excimer laser equipment, total radiation dosage will be reduced, thereby reducing of the chances of cancer and premature skin aging. However, no assurances to this effect can be given.

         The Company's excimer laser equipment that is designed to treat psoriasis generates UV light with a wavelength of 308 nm. The UVB light currently being used in phototherapy of psoriasis has a wavelength of 310 nm. The Company believes that the Company's excimer laser system will be effective in replacing the UVB light. The Company believes that the use of fiber optics to deliver UV light allows for precise control of the light and an ability to deliver the light to areas that are currently not excisable with standard treatments (i.e., the scalp). The Company believes that its excimer laser system should become the preferred method to treat many psoriasis plaques because management believes that it can intensely treat affected areas without affecting healthy skin with radiation that would otherwise cause adverse side effects. Current UVB therapy cannot deliver such dosages without causing sickness as a result of their radiation. The more intense excimer plaque doses will result in faster and fewer visits, all with fewer side effects. The very narrow band of radiation from the excimer laser will also help avoid potential mutanagenic effects of broad band UV light sources. There can be no assurances that the Company's excimer laser technology will be successful in treating psoriasis or result in a commercially viable product. See "Business-Government Regulation."

         On January 2, 1998, the Company and Rox Anderson, M.D. ("Anderson"), entered into consulting agreement (the "Anderson Agreement") wherein Anderson has agreed to provide consulting services to the Company in connection with an IDE for the development of data in connection with the proposed psoriasis products the Company is attempting to develop. Anderson is paid at the rate of $1,000 per day when services are provided specifically at the request of the Company.

SALE OF THE COMPANY'S NON-EXCIMER LASER ASSETS AND BUSINESS.

         The Company's historical business strategy was the development of a wide range of laser products using different solid state lasers. Since 1986, the Company sold over 1,000 lasers, usually on a private label basis, to other manufacturers. This strategy proved to be unsuccessful, in the opinion of current management of the Company, as the Company generated revenues from the sale of numerous of its products, but was unable to operate profitably. Due to the limited financial resources of the Company, the Company's strategy changed in 1997 to focus its efforts on excimer laser technology in order to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications. To facilitate the Company's focus on excimer laser technology, the Company is in the process of selling all of the Company's non-excimer laser businesses.

         The Company's non-excimer laser business that is being sold involve laser applications and products which have been sold in two markets, medical applications and scientific applications.

         In the first of these markets, the Company developed a number of medical lasers, such as Ruby Laser Systems, ND: YAG Laser Systems and Alexandrite Laser Systems. Only the Ruby Laser System have generated any meaningful revenues since 1995. Set forth below is a brief summary of the Company's non-excimer medical laser systems and the Company's laser product for treating psoriasis, which are being manufactured or upon which any of the Company's resources are being expended.


         RUBY LASER SYSTEM. The use of solid-state laser systems, such as dermatology for the treatment of benign pigmented lesions of the skin, such as nevus of ota, moles, age spots and tattoos, represents an extension of the Company's scientific ruby laser technology, a technology that was one of the earliest laser systems developed by the Company for commercial use. Laser energy created by the ruby laser is highly absorbed by pigmented lesions, but poorly absorbed by normal skin. Using the Ruby Laser System, therefore, allows the physician to treat effectively the skin lesion without anesthesia and without causing normal pigmented changes or scarring. The Company began manufacturing and shipping these systems in August, 1991 on a private label basis. The manufacturing/distribution agreement with the customer officially terminated in 1993. In May, 1995, the Company resumed production of the ruby laser using a distributor network for marketing the product. Research and development programs have been geared toward modification to allow long pulse width operation for other dermatological applications, including hair removal. Ruby lasers have shown the ability to remove hair without damage to the surrounding tissue while removing the hair for long periods of time. Repeated application may lead to permanent hair removal.

         Ruby laser revenue for fiscal years ended December 31, 1996, 1997 and 1998, were $37,000, $180,000 and $65,000, respectively. Sales were limited due to prolonged engineering time to develop the higher energy, longer pulse width system and by the inability of the Company's customer to establish a strong distribution network while awaiting the upgraded product.

         SCIENTIFIC LASER SYSTEMS. The Company's scientific products have been sold into niche markets for use principally in applications such as spectroscopy, calibration, alignment and ultra-fast event measurement by universities, government and private industry research laboratories. The Company has manufactured and marketed scientific products based on a wide range of technologies which include: nitrogen laser systems, nitrogen pumped dye laser systems, solid state mid infrared laser systems, as well as laser diodes and laser diode spectrometers. Set forth below is a brief summary of the Company's current scientific laser systems:

         In February, 1989, the Company acquired Laser Analytics, formerly a wholly-owned subsidiary of Spectra Physics Inc., an unaffiliated third party. Since the acquisition, the Company has funded continued development efforts focused primarily on improvements in the production of tunable infrared laser diodes. This technology uses a spectrometer based on the Company's tunable infrared laser diode to measure naturally occurring, non-radioactive stable isotopes in exhaled breath. These measurements are useful in diagnosing such medical problems as diabetes, lung and liver dysfunction and digestive tract diseases, such as the detection of helicobactor pylori, which has been shown to be a precursor to liver and stomach cancer.

         The Company's tunable diode lasers are based on lead-salt semiconductor technology for use in advanced research, such as high-resolution molecular spectroscopy, combustion diagnostic studies and atmospheric chemistry. These are "high end" instruments designed for research, which require a high level of sophistication and performance. These lasers are sold both as a standardized unit and as a customized unit. In addition, the Company has designed a system using the tunable diode laser technology for pollution monitoring applications.

         As of January 4, 1999, the Company entered into an agreement for the sale of certain assets (the "Asset Purchase Agreement") between the Company and Laser Analytics, on the one hand, and Laser Analytics, Inc., a Texas corporation (the "Buyer"), which is unaffiliated with the Company. The closing on the Asset Purchase Agreement is scheduled to occur by the end of April, 1999. The Asset Purchase Agreement provides that the Buyer will pay and/or assume an aggregate of $1,200,000 of the accrued and unpaid accounts payable and/or other debts of the Company. These debts include, but are not limited to the debt owed to the Company's landlord in Orlando, Florida. The Comapny intends to tranfer to the Buyer certain assets of Laser Photonics and Laser Analytics which are related to the Company's non-excimer laser business. Completion of this transaction will result in the sale of all of the Company's non-excimer laser business assets. Management's decision to sell the assets of the Company's business operations not related to the Company's excimer laser technology will result in the divestiture of the Company's business operations which have generated substantially all of the Company's revenues before December 31, 1997. As of the date of this Report, the Company has received $30,000 as a good faith deposit against the purchase price. No assurance can be given that the Buyer will complete the purchase under the Asset Purchase Agreement, or if not, that the Company will be able to find an alternative on as favorable terms as set forth in the Asset Purchase Agreement. See "Business-Legal Proceedings-Lease Dispute."


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

GOVERNMENT REGULATION

         UNITED STATES PRODUCT REGULATION. The Company's proposed products and its research and development activities are subject to regulation by numerous governmental authorities, principally, the FDA, and corresponding state and foreign regulatory agencies. The Federal Food, Drug and Cosmetic Act ("FDC Act"), the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices and drugs, including the products currently under development by the Company. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         In the United States, medical devices are classified into three different classes, class I, II and III, on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls (i.e. labeling, pre-market notification and adherence to FDA's good manufacturing practice ("GMP") requirements) and class II devices are subject to general and special controls (i.e. performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (i.e. life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices).

         Before a new medical device can be marketed, such as the Company's excimer laser for the treatment of psoriasis, marketing clearance must be obtained through a premarket notification under Section 510(k) of the FDC Act or a PMA application under Section 515 of the FDA Act. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed class I or II device or a preamendment class III device (i.e. one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence, which may include a requirement to submit human clinical trial data. It generally takes four (4) to twelve (12) months from the date of a 510(k) submission to obtain clearance, but it may take longer.

         The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, may prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

         A PMA application may be required, if a proposed device is not substantially equivalent to a legally marketed class I or II device, or if it is a preamendment class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

         Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA so determines, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA's asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to, but is not bound by, the recommendation. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. The Company has not yet undergone an FDA GMP inspection, and does not anticipate that it will undergo such an inspection until after filing of an initial PMA application by Baxter for the TMR System.

         If FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contain a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the FDA will issue a PMA approval letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA may be delayed for one or more years, while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process, may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

         If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, and, in the opinion of the FDA, if the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance that FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies.

         Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

         The Company's TMR System is anticipated be regulated as a class III medical device and to require PMA approval prior to being marketed in the United States. Although the Company has received an IDE from the FDA permitting the Company to conduct clinical trials of its TMR System in the United States, and such clinical study has recently commenced, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of the TMR System or will adequately support a PMA application for the product. In the first quarter of 1998, the IDE was transferred to Baxter from the Company in connection with the Baxter Agreement. In addition, Baxter may be required to obtain additional IDEs for other applications of the TMR System , and for other products that the Company develops that are regulated by the FDA as medical devices. There is no assurance that data, typically the results of animal and laboratory testing, that may be provided by Baxter in support of future IDE applications, will be deemed adequate for the purpose of obtaining IDE approval or that the Baxter will obtain approval to conduct clinical studies of any such future product.


         Management of Acculase met with representatives of the FDA in January, 1995 to discuss preclinical data submission requirements necessary to initiate human trials of the TMR System. Animal testing of the TMR System was then performed in collaboration with several heart research institutions in the United States, culminating in a study at The New York Hospital Cornell Medical Center, which serves as the pre-clinical basis for an IDE that was granted by the FDA in August, 1996. All of the Company's rights under the IDE have been assigned to Baxter. Pursuant to this IDE, Phase I human clinical studies began at New York Hospital Cornell Medical Center and at Good Samaritan Hospital in Los Angeles, California. The IDE submission provides for the TMR System to be used in open-heart procedures. The Phase I study only includes patients that are suffering from ischemia and angina, and who are not candidates for CABG or for balloon angioplasty. Depending upon the outcomes of the Phase I study, Baxter intends to petition for the Phase II studies before mid-1999. Baxter is currently in discussion with the FDA for transition from Phase I to Phase II. Baxter intends to expand the Phase II studies to a multi-site study (more than 10 institutions). However, no assurance to this effect can be given. The Company does not expect Baxter to submit a PMA to the FDA before the year 2001, and possibly later.

         If clearance or approval is obtained, any device manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The Company will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, GMP requirements, Medical Device Reporting ("MDR") regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The President signed into law the Food and Drug Administration Modernization Act of 1997. This legislation makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review and the dissemination of off label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products and anticipated products.

         If the FDA believes that a company is not in compliance with law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against that company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict the effect, if any, that such changes might have on its business, financial condition or results of operations.

         In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in product, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects device manufacturing facilities in the United States in order to assure compliance with applicable GMP requirements. The Company is required by the FDA under GMP guidelines to carry certain inventories of its medical lasers for emergency medical service. Typically, major service problems must be responded to within 24 hours. The Company estimates that $250,000 of service inventories is on hand at any given time for emergency response. The Company is not required by any regulatory body to keep inventories on hand to meet service or delivery issues. Certain raw materials have lead times of greater than sixteen (16) weeks. The Company keeps a safety stock of these items when appropriate. The Company estimates that less than $100,000 of current inventory is set-aside for safety stock. Failure of the Company to comply with the GMP regulations or other FDA regulatory requirements could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company is also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require laser manufactures to file new product and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold (except those sold to private label customers) as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of product. CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, the Company has filed the documentation with CDRH for its laser products requiring such filing, and has not experienced any difficulties or incurred significant costs in complying with such regulations.


         THIRD PARTY REIMBURSEMENT IN THE UNITED STATES. In the United States, healthcare providers, including hospitals and physicians, that purchase devices with medical applications for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these devices. The Company's ultimate success will be dependent upon, among other things, the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the laser and delivery system products are used. The TMR System is generally purchased by hospitals, which then bill various third-party payors, such as government programs and private insurance plans, for the healthcare services provided to their patients. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase of expensive capital equipment. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If the FDA clearance or approval is received, third-party reimbursement would also depend upon decisions by Health Care Financing Administration ("HCFA") for Medicare, as well as by individual health maintenance organizations, private insurers and other payors.

         Certain third-party payors, such as Medicare, determine whether to provide coverage for a particular procedure and then reimburse hospitals for inpatient medical services at a prospectively fixed rate based on the diagnosis related group ("DRG") to which the case is assigned. DRG assignment is based on the diagnosis of the patient and the procedures performed. The fixed rate of reimbursement established by Medicare is independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. The Company intends to work with government officials to secure a DRG assignment for its TMR System that would provide hospitals with appropriate payment. A failure by the Company to secure approval of a DRG that adequately reflects the costs associated with use of the Company's TMR System could have a material adverse effect on its business, financial condition and results of operations. Baxter has begun an effort to educate the different segments of the market concerning reimbursement for TMR procedures. It is important that the hospital and physician providers, the insurance industry, the health plan underwriters, employers and patients understand the clinical and economic benefits of TMR, as indicated by the IDE studies. Study results are concurrent with the quality of care and economic issues currently driving the healthcare market. The market for the Company's products also could be adversely affected by future legislation to reform the nation's healthcare system or by changes in industry practices regarding reimbursement policies and procedures.

         In February, 1997, HCFA published a national non-coverage instruction for TMR based on its belief that scientific evidence substantiating the safety and effectiveness of TMR was not currently available. It is not unusual for HCFA to deny reimbursement for procedures performed using devices that have not yet received FDA approval. The non-coverage instruction applies to procedures performed on or after May 19, 1997, on Medicare beneficiaries. In April, 1999, HCFA announced that as of July 1, 1999, Medicare intermediaries and carriers would be instructed to cover the costs of TMR for patients with certain severe angina, which has not responded to standard medical treatment. No assurance can be given that HCFA's policy change will result in the generation of revenue to the Company.

         Third-party payors that do not use prospectively fixed payments increasingly use other cost-containment processes that may pose administrative hurdles to the use of the Company's products. Potential purchasers must determine whether the clinical benefits of the Company's TMR Systems justifies the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage.

         Physician services are reimbursed by Medicare based on a physician fee schedule coding system. There is no assurance the codes that will be used for submitting claims for TMR procedures using the Company's products will result in Medicare payment levels that physicians consider to be adequate. These codes and their associated weights are used by many other third-party payors, in addition to Medicare. A failure by physicians to receive what they consider to be adequate reimbursement for the TMR procedures, in which the Company's products are used, could have a material adverse effect on the Company's business, financial condition and results of operations.


         INTERNATIONAL PRODUCT REGULATION. For the Company to market its TMR System and psoriasis products in the EEA and certain other foreign countries, the Company must obtain certain regulatory approvals and clearances and otherwise comply with extensive regulations regarding product safety, manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. The Company is preparing to apply for CE Mark approval to market its TMR System in the EEA. The CE Mark is granted to companies whose products meet the essential requirements of the EEA and provides the regulatory approval necessary for commercialization in Europe. The Company may rely, in some circumstances, on Baxter, for the receipt of premarket approvals and compliance with clinical trial requirements in certain countries where Baxter intends to market its TMR products. Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

         The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval for United States sales and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval. The FDA must approve exports of devices that require a PMA, but are not yet approved domestically, unless they are approved for sale by any member country of the EEA and the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported for sale to any country without prior FDA approval. In addition, an unapproved device may be exported without prior FDA approval to the listed countries for investigational use in accordance with the laws of those countries. To obtain FDA export approval when required, Baxter must provide the FDA with data and information to demonstrate that the device: (i) is not contrary to public health and safety; and (ii) has the approval of the country to which it is intended for export. To allow the FDA to determine that export of a device is not contrary to public health and safety, Baxter is required to submit basic data regarding the safety of the device, unless the device is the subject of an FDA-approved IDE and the device will be marketed or used for clinical trials in the importing country for the same intended use, or at least two IRBs in the United States have determined that the device is a non-significant risk device and the device will be marketed or used for clinical trials in the importing country for the same intended use. Baxter also must submit a letter to the FDA from the foreign country approving importation of the device.

         To sell its products within the EEA, consisting of the countries of the European Union ("EU"), Norway and Iceland, the Company is required to meet the requirements of the EEA and to affix the CE Mark on its products to attest to such compliance. To comply, the Company's products must meet the "essential requirements" relating to safety and performances and the Company must successfully undergo verification of its regulatory compliance ("conformity assessment") by a "notified body" selected by the Company. Under EEA regulations, the Company's excimer laser products are in class III, the highest risk class, and therefore, are subject to the most rigorous controls. In addition to having to comply with the requirements of any particular country, the authorities have the right to prohibit a particular investigation and impose specific conditions.

         Once the Company has obtained the CE Mark approval for its excimer laser products, it will be subject to continued supervision by the notified body and will be required to report any serious adverse incidents to the appropriate authorities. The Company has received ISO 9001/EN46001 certification, which is required to meet the CE mark certification prerequisites. The Company also will be required to comply with additional national requirements that are outside the scope of EEA regulations. As of the date of this Report, no application has been made outside the United States. Baxter anticipates that it will be in a position to distribute the TMR System in Europe and Japan, once the necessary filings have been approved. No assurance can be given that distribution will occur when anticipated by Baxter, if at all. Even if distribution begins, no assurance can be given that distribution of the TMR System by Baxter will result in sales of the TMR System or revenues of profits to the Company.

         FOREIGN THIRD PARTY REIMBURSEMENTS. If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. Although Baxter intends to seek international reimbursement approvals, there can be no assurance any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.


         The Company believes the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance in either United States or international markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. The unavailability of third-party payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, fundamental reforms in the healthcare industry in the United States and Europe continue to be considered, although the Company cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have.

         Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government managed systems. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's ultimate business prospects. Moreover, management is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have.

DEPENDENCE ON NEW CUSTOMERS

         The Company recognized revenue from Baxter equaling 33% of gross revenues for the year ended December, 1998. No single customer, other than Baxter, accounted for sales in excess of 10% in 1998.

PRODUCT WARRANTIES

         The Company's standard warranty on most products is one year for parts and labor. Consumables have a ninety (90) day warranty period. Selected medical products have a 12-month parts only warranty. During the warranty period, the Company pays shipping charges one way. In connection with the Baxter Agreement, the Company has agreed to warrant products for twelve (12) months from the date of delivery to Baxter's customer or eighteen (18) months from the date shipped by the Company, whichever is less. The Company warrants that the product is free from defects in workmanship, materials and handling. The Company has established a reserve for warranty costs based upon the estimated costs to be incurred over the warranty period of the Company's products. The Company does not provide the right to return units of its TMR System. In some cases, demonstration equipment is sent to the customer prior to the sale to determine suitability. In rare cases, the Company has allowed returns when accompanied by a substantial restocking fee. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT LIABILITY INSURANCE

         The Company maintains liability insurance with coverage limits of $3,000,000 per occurrence. Although the Company has never been subject to a product liability claim, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

         The Company's research and development emphasis has shifted from pure research to product modification and development to meet new market demands. Baxter does not pay for any research and development for the Company's cardiovascular and vascular related product applications. However, Baxter is paying for all costs related to regulatory matters, which, if successful, will enable the commercial sales of the Company's excimer laser system for TMR pursuant to the Baxter Agreement. The Company's strategy is to utilize and modify its existing excimer laser technology and component base to develop new products and applications in targeted medical and scientific markets. In addition to internal development, the Company may take advantage of opportunities, if they arise, in the current laser market environment of consolidation and market specialization by continuing to seek out and acquire both products and technology at a cost the Company believes to be lower than the cost of similar products internal development.

         The Company began testing its excimer laser system for the treatment of psoriasis at Massachusetts General Hospital in 1998 with a Dose Response Study under IRBs approval. The final data from this study was collected in December, 1998. This data is anticipated to serve as the basis for a 510(k) submission to the FDA in the third quarter of 1999. The Company will expend significant amounts for research and development in the development of the excimer laser products for psoriasis. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                       17

         The Company does not have any present acquisition plans. Because the Company products are focused in specific niche scientific and medical markets, the Company does not believe the decline in research and development expenditures will affect the Company's abilities to be competitive in its markets.

ENVIRONMENTAL CONCERNS

         The Company's medical lasers are not believed to cause any environmental concerns. The Company does not knowingly use any products known to harm the environment. All solvents and cleaners are biodegradable. Cooling systems, where applicable, use refrigerant which are free of toxic materials. Many medical lasers are solid-state construction, so no hazardous gases or liquid dyes are used in their operation or manufacture. In winter months, medical laser cooling systems are filled with an ethylene glycol and water mixture to prevent freezing during shipment. This mixture must be removed and discarded upon installation. Once the asset sale is completed this will no longer be an issue for the Company.

         The Company's TMR Systems utilizes xenon-chloride gas as a lasing medium. The chlorine component of this gas is extremely corrosive and must be handled with care. Although only a small quantity of gas is present in each laser, proper handling is essential for safe operation. Depleted gas is reacted prior to disposal. Excimer lasers are common in hospitals and laboratories and the disposal and handling of these gases is well known. Management of the Company believes that the use of these gases is not expected to impact the desirability of these lasers in the market place.


MARKETS AND MARKETING

         In connection with the Baxter Agreement, the Company will market its TMR Systems under the Baxter name. Baxter has also assumed the obligation to fund the total costs of obtaining regulatory approvals worldwide for the use of the TMR System for the treatment of cardiovascular and vascular disease and to fund all sales and marketing costs relating to the introduction and marketing of the TMR System to treat cardiovascular and vascular disease. The Company does not anticipate that Baxter will be ready to market the TMR System in the United States prior to the end of 2001. Due to Baxter's strong worldwide market presence, relationships with leading clinicians and regulatory expertise, many of the significant expenses of bringing some of the Company's excimer laser systems to market are being absorbed by Baxter. In the opinion of management of the Company, because of the significant costs being borne by Baxter because of the favorable terms of the Baxter Agreement, the Company's earnings potential has not been compromised by the Baxter Agreement whereas the Company's risk related to development and introduction of its TMR System has been shifted to Baxter. It is anticipated that, once government approval has been received for marketing of the Company's TMR System, the relationship with Baxter will be a significant marketing and competitive advantage to the Company. However, no assurance to this effect can be given.

         The Company historically has marketed its scientific products through a direct sales force in the United States and through a network of distributors outside of the United States. The Company has promoted its products through attendance at tradeshows, advertising in scientific journals and industry magazines and direct mail programs. The Company has not yet determined how it will market its excimer laser system for the treatment of psoriasis. It may be favorable for the Company to use its traditional source of independent representatives to sell the Company's product for the treatment of psoriasis or to find a strategic alliance with another company, such as the one that it currently has with Baxter. No assurance can be given that such an alliance can be obtained, and if obtained, that such alliance would be on terms favorable to the Company.

         AGREEMENT WITH COMPUTER SCIENCES CORPORATION. On October 29, 1998, the Company and Computer Sciences Corporation ("CSC") through CSC Healthcare-Life Sciences Practice group entered into an agreement (the "CSC Agreement"), whereby CSC is to develop a commercial strategy, define required execution resources and obtain required resources for the commercial exploitation of the Company's excimer laser technology. CSC provides consulting services to various businesses, including the Company, regarding the introduction of medical technology for commercialization. CSC has earned for its consulting services through the payment of approximately $231,100 in fees and expenses. In addition to the fees that have been accrued in 1998, the Company is to pay to CSC an additional $157,600 as contingent compensation at such time as the Company raises no less then $6,000,000 in equity. Warwick Alex Charlton, Vice President of CSC is also the Non-Executive Chairman of the Board of the Company. See "Item 10 - Directors and Executive Officers of the Registrant" and "Item 13 - Certain Relationships and Related Transactions."

COMPETITION

         The markets for the Company's proposed products are extremely competitive. The Company directly and indirectly competes with other businesses, including businesses in the laser industry. In many cases, these competitors are substantially larger and more firmly established than the Company. In addition, many of such competitors have greater marketing and development budgets and substantially greater capital resources than the Company. Accordingly, there can be no assurance that the Company will be able to achieve and maintain a competitive position in the Company's industry. The Company believes that its competitive success will be based on its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products either directly or through outside parties.

         The Company does not have comparable resources with which to invest in research and development and advertising and is at a competitive disadvantage with respect to its ability to develop products. The Company may also encounter difficulties in customer acceptance because it is likely to be perceived as a new entrant into the market whose identity is not yet well known and whose reputation and commercial longevity is not yet established. Substantial marketing and promotional costs, possibly in excess of what the Company can afford, may be required to overcome barriers to customer acceptance. The Company expects substantial direct competition, both from existing competitors and from new market entrants. Larger and more established competitors may seek to impede the Company's ability to establish a market share for any products, which may be developed by the Company through competitive pricing activities. Also, prospective customers for the Company's products may be reluctant to disrupt relationships with well-established distributors of products, which may be comparable in quality, or pricing to any of the Company's products. The failure to gain customer acceptance of the Company's excimer laser technology would have a material adverse effect on the Company.

         Market acceptance of laser treatment of psoriasis is dependent on the Company's ability to establish with the medical community the clinical efficacy of excimer laser technology to treat psoriasis. As a result of such factors, there can be no assurance that the marketplace will be receptive to excimer laser technology over competing therapies. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.


         Competition in the market for the treatment of coronary artery disease, and in the medical device industry generally, is intense and is expected to increase. The Company competes primarily with other producers of TMR systems for patients with end stage heart disease. Many companies, research institutes and universities are working in a number of disciplines to develop therapeutic devices and procedures aimed at vascular and cardiovascular disease. Some of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than does the Company and also may have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete. In addition, even if the Company's products yield performance comparable to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in manufacturing, marketing and selling its products. The Company believes that the primary competitive factors in the interventional cardiovascular market are: the ability to treat safely end stage heart disease patients; the impact of managed care practices and procedure costs; ease of use; and research and development capabilities. Certain companies, including PLC Systems, Inc. ("PLC") and Eclipse Surgical Technologies, Inc. (Eclipse"), have completed enrollment in randomized clinical trials of products and procedures involving TMR that compete with those offered by the Company, and have received regulatory approvals in Europe to begin commercially marketing their respective TMR products. PLC and Eclipse have received approval from the FDA to commercially market its TMR products in the United States. Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants. Furthermore, the length of time required for products to be developed and receive regulatory approval and the ability to use patents or other proprietary rights to prevent sales by competitors are also important competitive factors.

INTELLECTUAL PROPERTY

         INTELLECTUAL PROPERTY POLICY. The Company regards its technological processes and product designs as proprietary and seeks to protect its rights in them through a combination of patents, internal procedures and non-disclosure agreements. The Company also utilizes licenses from third parties for processes and designs used by the Company, which are proprietary to other parties. The Company believes that its success will depend in part on the protection of its proprietary information and patents, and the acquisition of licenses of technologies from third parties.

         There can be no assurances as to the range or degree of protection any patent or registration which may be owned or licensed by the Company will afford, that such patents or registrations will provide any competitive advantages for the Company, or that others will not obtain patents or registrations similar to any patents or registrations owned or licensed by the Company. There can be no assurances that any patents or registrations owned or licensed by the Company will not be challenged by third parties, invalidated, rendered unenforceable or designed around, or that the Company's competitors will not independently develop technologies, which are substantially equivalent or superior to the technologies owned or licensed by the Company and which do not infringe patents or proprietary rights of the Company. There can be no assurances that the Company or any licensor to the Company will be successful in protecting its proprietary rights. There can be no assurances that any pending patent or registration applications or future applications will result in the issuance of a patent or registration.

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

         Although the Company believes its patents to be of significant value, successful litigation against these patents by a competitor could have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the existing patents will be held valid if challenged, that any additional patents will be issued or that the scope of any patent protection will exclude competitors. The breadth of claims in medical technology patents involves complex legal and factual issues, and therefore, can be highly uncertain.

         The Company also relies upon unpatented proprietary technology and trade secrets that it seeks to protect, in part, through confidentiality agreements with employees and other parties. No assurance can be given that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop or otherwise acquire substantially equivalent proprietary technology and trade secrets or disclose such technology or that the Company can meaningfully protect its rights in such unpatented technology. In addition, others may hold or receive patents, which contain claims that may cover products developed by the Company.

         PATENTS ISSUED. The Company owns 26 patents and Acculase owns an additional 5 patents, worldwide. 22 of the Company's patents are in the United States and there are one each in Canada, Switzerland, France and Great Britain. Of the 5 patents owned by Acculase, all are filed in the United States, two patents are in each of Australia, Canada, Israel, and one is in the EU, France, Germany, Japan, Switzerland/Liechtenstein and Great Britain.

         In connection with the sale of assets related to the Company's non-excimer laser business, certain of the Company's patents are being sold to the Buyer of those assets. All of the patents being sold relate to non-excimer laser technology. No assurance can be given that the sale of assets will be completed. See "Business - Sale of the Company's Non-Excimer Laser Assets and Business."

         In connection with the Company's excimer laser technology, the Company has been issued two patents. The first patent, which was issued in January, 1990, provides patent protection until 2007 and covers the Company's base excimer laser design. The second patent, which was issued in May, 1990, provides patent protection until 2007 and covers a liquid filled flexible laser light guide. The third patent, which was issued in May, 1991, provides patent protection until 2007, and covers a means of measuring optical fiber power output. The fourth patent, which was issued in September, 1991, provides patent protection until 2008 and relates to the laser optical fiber coupling apparatus used in the Company's excimer lasers. The Company also has one U.S. patent application pending relating to a proprietary laser catheter design, which application was initially denied. The Company has not continued to pursue this patent application.

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

         All of the patents issued to the Company and all applications for Letters Patent related to the Company's excimer laser technology have been pledged by the Company to Baxter pursuant to the Baxter Agreement and act a security for the obligations of the Company under and pursuant to the Baxter Agreement. See "Business - Strategic Alliance with Baxter Healthcare Corporation."


         LICENSED TECHNOLOGY. In September 18, 1997, the Company, PMG and Baxter agreed, in connection with fulfilling the obligations of the parties under the Baxter Agreement, that the Company needed to acquire a license from Lasersight for certain patents which relate to the use of excimer lasers for the cardiovascular and vascular markets. On September 23, 1997, Baxter purchased certain patent rights to related patents from Lasersight for $4,000,000, and in December, 1997, Baxter granted the Company a sublicense to these patent rights. The Company paid $4,000,000 to Baxter for the transfer of the Lasersight License, having raised the funds from a private placement of the Company's securities. In the event that Baxter terminates the Baxter Agreement, Baxter will grant to the Company an exclusive sublicense of all of Baxter's rights under the Lasersight License. In such event, the Company will acknowledge and agree that upon the grant of such exclusive sublicense, the Company will assume all obligations and liabilities of Baxter under the Lasersight License. See "Business-Strategic Alliance with Baxter Healthcare Corporation," "Business-Intellectual Property" and "Item 13 - Certain Relationships and Related Transactions."

         On November 26, 1997, the Company entered into the MGH Agreement with the General Hospital Corporation, an unaffiliated third party, doing business as MGH, pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license from MGH to commercially develop, manufacture, use and sell products, utilizing certain technology related to the diagnosis and treatment of certain dermatological conditions and diseases, including psoriasis.

         The Company has paid to MGH $37,500 pursuant to the MGH Agreement and has agreed to pay to MGH $50,000 upon issuance by the United States Patent and Trademark Office of any patent right $50,000 upon approval by the FDA of the first 510(k), PMA or PMA Supplement, which has not occurred as of the date of this Report. Beginning with the first commercial sale of the products in any country, on any sales of products made anywhere in the world by the Company, or its affiliates and sublicensees, the Company has agreed to pay royalties, as follows: (i) 4.00% of the net sales price so long as the products manufactured, used or sold are covered by a valid claim of patent licensed exclusively to the Company; (ii) 2.00% of the net sales price whenever the products manufactured, used or sells is covered by a valid claim of patent licensed exclusively to the Company; and (iii) 1% of the net sales price whenever the products manufactured, used or sold on which no royalty is payable under items (i) and (ii) above, during the ten year period following the first commercial sales anywhere in the world. In addition to the royalties provided for above, the Company has agreed to pay MGH 25% of any and all non-royalty income, including license fees and milestone payments received from affiliates or sublicensees of the Company. See "Busines - Massachusetts General Hospital Agreement."

EMPLOYEES

         As of March 31, 1999, the Company had 14 full-time employees. These employees include four (4) executive officers, four (4) technical, four (4) administrative and two (2) clerical personnel. The Company intends to hire additional personnel as the development of the Company's business makes such action appropriate. The loss of the services of such key employees as Chaim Markheim and Raymond A. Hartman could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable of the Company's industry, no assurances can be given that the Company will be successful in retaining and recruiting needed personnel. See "Management."

         The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees. The Company provides its employees with certain benefits, including health insurance.

                                  RISK FACTORS

         This Report may be deemed to contain forward-looking statements. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

         There is a limited public market for the Company's Common Stock. Persons who may own or intend to purchase shares of Common Stock in any market where the Common Stock may trade should consider the following risk factors, together with other information contained elsewhere in the Company's reports, proxy statements and other available public information, as filed with the Commission, prior to purchasing shares of the Common Stock:

         LACK OF PROFITABILITY AND HISTORY OF LOSSES; BANKRUPTCY PROCEEDING. On May 13, 1994, the Company filed the Bankruptcy Proceeding with the Bankruptcy Court. On May 22, 1995, the Bankruptcy Court confirmed the Company's Plan. The Company incurred losses of $5,357,968, $2,307,151 and $5,908,587 for the years ended December 31, 1996, 1997 and 1998, respectively. As of December 31, 1998, the Company had an accumulated deficit of $15,697,470. The Company expects to continue to incur significant operating losses over at least the next two years as it continues to devote significant financial resources to product development activities and as the Company expands its operations. In order to achieve profitability, the Company will have to manufacture and market products, which are accepted on a commercial basis. There can be no assurance given that the Company will manufacture or market any products successfully, operate profitably in the future, or that the Company will not require significant additional financing in order to accomplish the Company's business plan. See "Business," "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 13 - Certain Relationships and Related Transactions" and "Financial Statements."

         NEED FOR ADDITIONAL FINANCING AND POTENTIAL SIGNIFICANT DILUTION TO SHAREHOLDERS. The Company has historically financed its operations through working capital provided from operations, loans and the private placement of equity and debt securities. The Company has significant debts, which will require additional financing in order to repay such debts in full. The Company has approximately $1,300,000 of cash on hand, as of March 31, 1999. The Company will require additional financing to implement the Company's business plan. The Company's day-to-day operations require cash of approximately $150,000 per month or an aggregate of $2,700,000 over the next eighteen (18) months. In addition, management believes that the Company will require approximately $1,200,000 over the next twelve (12) month period following the date of this Report to finance continued development of its psoriasis laser system. Additional amounts may be required to pay various costs of operations such as professional and consulting fees.

         Management believes that approximately $750,000 of anticipated revenues will be generated from the sale of lasers to Baxter under the Baxter Agreement in 1999. Approximately $1,200,000 of the Company's debts may be assumed by the purchaser of the Company's non-excimer laser assets and business. However, no assurance to this effect can be given. Therefore, to finance its business plan, the Company will be required to raise debt or equity of at least $5,000,000 before the end of the third quarter of 1999 to sustain the required levels of operations for a period of at least twelve (12) months following the date of this Report. Upon completion of the development of the psoriasis product, the Company anticipates the need for as much as $50,000,000 over and above the initial $5,000,000. to finance the marketing plan for the Company's psoriasis product. No assurance can be given that Baxter will honor the Baxter Agreement or that additional financing will become available to the Company, or at all, or that the business of the Company will ever achieve profitable operations. Further, any additional financing may be senior to the Company's Common Stock or result in significant dilution to the holders of the Company's Common Stock. In the event the Company does not receive any such financing or generate profitable operations, management may have to suspend or discontinue its business activity or certain components thereof in its present form or cease operations altogether. See "Business-Excimer Laser System for the Treatment of Psoriasis", "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," "Item 8 - Financial Statements and Supplementary Data," and "Item 13 - Certain Relationships and Related Transactions."

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Results of operations are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the timing and results of clinical trials; delays associated with the FDA and other regulatory approval processes; healthcare reform and reimbursement policies; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of new or enhanced products offered by the Company or its competitors; product quality problems; personnel changes; and changes in Company strategy. Quarter to quarter operating results could also be affected by the timing of the receipt of individual customer orders, order fulfillment and revenue recognition with respect to small numbers of individual laser units, since each unit carries a high price per unit. See "Business-Government Regulation," "Business-Markets and Marketing," and "Business-Competition," and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                       23

         POSSIBLE LACK OF NET INCOME DUE TO HIGH AMORTIZATION OF GOODWILL AND PATENT EXPENSES. The Company's business depends on the exploitation of a number of technologies, some of which are the subject of patents. For financial statement purposes, the Company is required to amortize the cost of acquisition of these patents and patent licenses over a period of years. In addition, acquisitions of business operations and reorganization of existing operations have required the Company to record certain assets as goodwill on its financial statements and to amortize such goodwill over periods of years. Reorganization Goodwill (defined below) is amortized over five years, license fees paid are amortized over the life of the license and patent expenses are amortized over the life of the patent. The impact on the current and future financial statements of the Company is a reduction of net income in the amount of such amortization. For 1998, the total of such amortization was $1,028,035. This amount of amortization, when compared to the Company's revenue for such years, will make it very difficult for the Company to show profitability until net revenues from operations increase significantly or until most of the items requiring amortization have in fact been completely amortized. However, even if the Company's net revenues increase to an amount to offset existing levels of amortization, no assurance can be given that in future years the Company will not incur other expenditures or undergo other reorganizations which will require it to book significant amounts of amortization. No assurance can be given that the Company will ever earn enough net revenue to offset most or all of its then current amount of amortization expenses. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

         POSSIBLE FURTHER DILUTION FROM ISSUANCE OF COMMON STOCK TO PAY DEBTS OF THE COMPANY. Historically, the Company has issued its securities to raise capital to pay its current and long term obligations and support operations. A significant portion of the money raised by the Company has been used to loan money to Acculase, the Company's 76.1% owned subsidiary. Management of the Company believes that the financing has provided significant benefits to Acculase and that without the financing provided by Laser Photonics, Acculase could not have obtained any of these benefits. To accomplish the development of the excimer laser product, through the raising of capital through stock sales, there has been significant dilution in stock ownership to the stockholders of Laser Photonics. The Company anticipates being required to raise additional capital over the next eighteen (18) months to meet the Company's operational requirements. There can be no assurance that additional capital will be available on terms favorable to the Company, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible securities, the issuance of such securities could result in additional dilution to the Company's stockholders. No assurance can be given that there will not be further significant dilution to existing stockholders of the Company to continue to finance the operations of Acculase, which dilution and cost of financing is not borne by the other stockholders of Acculase. See "Business-Business of the Company-Relationship with Acculase Subsidiary," "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," "Item 13 - Certain Relationships and Related Transactions" and "Financial Statements."


         RISKS OF OWNING LESS THEN 100% OF THE SHARES OF ACCULASE. Acculase is Laser Photonics' 76.1% owned subsidiary. Due to the inability of Acculase to raise financing to capitalize the development of its excimer lasers, Laser Photonics engaged in significant financing activities in 1997, 1998 and 1999 through the date of this Report and provided incentives and compensation to management of Laser Photonics and ongoing funding to develop and commercialize the Company's excimer laser technology. As of December 31, 1998, Acculase owes to Laser Photonics the sum of $4,741,000. To accomplish the development of the excimer laser business, there has been significant dilution in ownership to the stockholders of Laser Photonics from the raising of capital for the Company, which capital was used to benefit the other stockholders of Acculase through loans to Acculase. The Company's Board of Directors intends to make an offer to the other stockholders of Acculase to acquire the shares of common stock of Acculase representing the 23.9% of Acculase not already owned by the Company in exchange for shares of the Common Stock of the Company. The exact terms of such offer are not yet determined. No assurance can be given that there will not be further dilution to existing stockholders of the Company in order to finance the operations of Acculase, which dilution and cost of financing may be borne by the stockholders of Laser Photonics and, that the offer to acquire the other shares of Acculase, once made, will be on terms favorable to the Company or that such offer will be accepted by the other stockholders of Acculase. The Company's Board of Directors has not determined what action it will take if the other stockholders of Acculase do not accept the Company's offer to acquire their shares of Acculase. See "Business - Relationship with Acculase Subsidiary," "Business-Intellectual Property" and "Item 13 - Certain Relationships and Related Transactions."

         SALE OF CERTAIN REVENUE GENERATING ASPECTS OF BUSINESS OPERATIONS. Management is in the process of selling all of the Company's non-excimer laser business operations. This proposed transaction is scheduled to close in April, 1999. No assurance can be given that that this proposed transaction will close when scheduled. The effect of this transaction will be to divest the Company of the business operations which, although have never been profitable, have generated sales revenues for the years ended December 31, 1997, and 1998 of $2,960,330 and $1,580,422, respectively. The Company has retained its excimer lasers and laser delivery systems for TMR and psoriasis related to the business operations of Acculase. Although the Company has developed a strategic alliance with Baxter (resulting in receipts as of the date of this Report of $1,959,000) related to the Company's excimer technology, there can be no assurances that the Company will ever develop significant revenues or profitable operations with respect to the Company's current business plan. See "Business," "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," "Item 13 - Certain Relationships and Related Transactions" and "Financial Statements."

         DEPENDENCE ON THIRD PARTIES FOR MANUFACTURE AND MARKETING OF PRODUCTS AND RISKS OF ACCESS TO ALTERNATIVE SOURCES AND DELAYS. The Company does not currently have sufficient financial resources to conduct human clinical trials necessary to commercialize the application of the laser and delivery system to cardiovascular and vascular applications for medical use. The Company has entered into the Baxter Agreement, pursuant to which Baxter has agreed to fund and market the Company's laser technology for cardiovascular and vascular applications. However, Baxter may terminate such funding and marketing commitment and cease further funding at any time. Should Baxter terminate the Baxter Agreement, the Company will have to seek out other parties for the marketing of its products. The Company believes that third parties would have an economic incentive to provide such assistance for the Company due to the fact that the Company's excimer laser products are believed by management of the Company to be technically superior and less expensive than lasers from other manufacturers used for the same medical applications. However, no assurance to this effect can be given. Management of the Company believes that this alone could make a strategic alliance or similar business relationship with the Company attractive to another Company, which might assume Baxter's responsibilities under the Baxter Agreement, although no assurance to this effect can be given.

         There can be no assurance that any third party would be willing or able to meet the Company's needs in a satisfactory and timely manner, if at all. Should the Company be unable to locate third parties willing or able to meet the Company's needs, management may have to suspend or discontinue its business activities or certain components thereof or cease operations altogether. The amount and timing of resources to be devoted to these activities are not within the control of the Company, and there can be no assurance that manufacturing and marketing problems will not occur in the future.

         Production of the Company's lasers requires specific component parts obtained from certain suppliers. In the event that such suppliers cannot meet the Company's needs, the Company believes that alternative suppliers could be found. However, a change in suppliers or any significant delay in the Company's ability to have access to such resources would have a material adverse effect on the Company's delivery schedules, business, operating results and financial condition. See "Business- Sources and Availability of Raw Materials."

         The Company maintains limited manufacturing facilities which may need to be expanded in the future. The Company estimates that it will only be able to produce 200 lasers per year in its facility in Carlsbad, California. Should demand exceed that number of lasers, the Company's facilities will have to be expanded. Although certain members of the Company's management have manufacturing experience, the expansion of the Company's manufacturing facilities and capabilities will subject the Company to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available on commercially reasonable terms, if at all. If demand for the Company's products becomes great enough to require expansion of its manufacturing capability and if the Company is unable to expand its manufacturing capabilities, the Company may be required to enter into arrangements with others for the manufacture and packaging of its products. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture its products on a commercial basis, in which case the Company's business, results of operations and financial condition would be materially adversely affected. See "Business - Alliance with Baxter Healthcare Corporation" and "Business - Research and Development."


         UNCERTAIN MARKET ACCEPTANCE. The cost of the Company's products may be significantly greater than the cost of therapeutic capital equipment required with balloon angioplasty, stent implantation or atherectomy procedures in the case of TMR.

Market acceptance of laser TMR for end stage heart disease patients. will depend, in part, on Baxter's ability to establish, with the medical community, the clinical efficacy of excimer laser TMR. The use of excimer laser technology to treat psoriasis has never been used before and once introduced, if introduced, will compete with established methodologies of treating the symptoms of psoriasis. Market acceptance of laser treatment of psoriasis is dependent on the Company's ability to establish, with the medical community, the clinical efficacy of excimer laser technology to treat psoriasis. As a result of such factors, there can be no assurance that the marketplace will be receptive to excimer laser technology over competing therapies. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation," "Business-Markets and Marketing" and "Business-Competition."

         HIGHLY COMPETITIVE MARKETS; RISK OF ALTERNATIVE THERAPIES. Competition in the market for the treatment of CAD, and in the medical device industry generally is intense and is expected to increase. The Company's TMR System, if approved for general sale by the FDA, will compete primarily with other suppliers of TMR equipment for the treatment of patients with end stage heart disease. Companies producing competitive products may succeed in developing products that are more effective or less costly in treating coronary disease than the TMR System, and may be more successful than the Company in manufacturing and marketing their products. In the TMR market, the Company competes primarily with other producers of TMR Systems. Many companies, research institutes and universities are working in a number of disciplines to develop therapeutic devices and procedures aimed at vascular and cardiovascular disease.

         The Company's requirements for regulatory approval, and marketing of some of its products for cardiovascular and vascular disease have been assumed by Baxter. The Company's competitors and many of its potential competitors have substantially greater capital resources than does the Company. There can be no assurance the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by Baxter or that render the Company's technology obsolete. Even if the Company's products provide performance comparable or superior to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in terms of manufacturing, marketing and sales. PLC and Eclipse received regulatory approvals in Europe to begin marketing their various TMR products and received approval from the FDA to market their TMR products in the United States. Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants. The Company believes the primary competitive factors in the market for TMR systems include clinical performance, product safety and reliability, availability of third-party reimbursement, product design specifically for TMR use, product quality, ease of use, price, customer service and company reputation. In addition, the length of time required for products to be developed and receive regulatory approval and the ability to use patents or other proprietary rights to prevent sales by competitors are also important competitive factors. Many of the medical indications that may be treatable with TMR are currently being treated by drug therapies or surgery and other interventional therapies, including CABG and PTCA. A number of these therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced frequently. There is no assurance that procedures using TMR will be able to replace or augment such established treatments or that clinical research will support the use of TMR. Additionally, new surgical procedures and new drug therapies are being developed by other parties to treat CAD. New procedures and drug therapies could be more effective, safer or more cost-effective than TMR. The inability of TMR to replace or augment existing therapies or to be more effective, safer or more cost-effective than new therapies could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Government Regulation," "Business - Markets and Marketing" and "Business - Competition."

         NO MARKETING STUDIES. No independent studies with regard to the feasibility of the Company's proposed business plan have been conducted at the expense of the Company or by any independent third parties with respect to the Company's present and future business prospects and capital requirements. In addition, there can be no assurances that the Company's products will find sufficient acceptance in the marketplace to enable the Company to fulfill its long and short term goals, even if adequate financing is available and products are ready for market, of which there can be no assurance. See "Business."

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the skills of its management and technical team. There is strong competition for qualified personnel in the laser industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business. The Company has no employment agreements with any of the Company's key employees. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have key-person life insurance on any of its employees. See "Item 10 - Directors and Executive Officers of Registrant."


         GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS. Clinical testing, manufacture, promotion and sale of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding foreign regulatory agencies. The FDC Act, and other federal and state statutes and regulations govern or influence the testing, manufacture, labeling, advertising, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow the Company to enter into supply contracts and criminal prosecution. The Company's excimer laser devices for the various applications discussed in this Report will be regulated as either a Class II or Class III medical device. Class II devices may claim "substantial equivalence" to an existing (predicate) device, and may receive approval the 510(k) process from the FDA. Some Class II devices may not be found "substantially equivalent" to existing devices, and may be assigned a new classification, which may or may not require further clinical data or which may have certain restrictions including post-market surveillance. Furthermore, it is unusual, but possible, that the FDA will assign a new Class II device to a PMA device. Class II devices for which there is no predicate device require a PMA. FDA approval of a PMA must be obtained prior to commercial distribution in the United States. A PMA application must be supported by extensive information, including preclinical and clinical trial data. The PMA process is expensive, lengthy and uncertain, and a number of products for which PMA applications have been submitted by other companies have never been approved for marketing. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed. There can be no assurance that the Company will be able to obtain necessary PMA application approvals to market its excimer laser systems for all or any, of the currently anticipated applications, or any other products, on a timely basis, if at all. Failure to obtain or delays in receipt of such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company has received and transfered to Baxter a conditionally approved IDE from the FDA, permitting the Company to conduct clinical trials of the TMR System, and such clinical study has recently commenced, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of the TMR System for the treatment of TMR or will adequately support a PMA application for the TMR System. In addition, Baxter will be required to obtain additional IDEs for other applications of the Company's excimer laser technology. There can be no assurance that data, typically the results of animal and laboratory testing, that may be provided by the Company in support of future IDE submissions, will be deemed adequate for the purposes of obtaining IDE approval or that the Company will obtain approval to conduct clinical studies of any such future product. Even if IDE approval is obtained and clinical studies are conducted, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of any such product or will adequately support a PMA application for any such product. Manufacturers of medical devices are also required to comply with applicable FDA GMP requirements, which include standards relating to product testing and quality assurance as well as the corresponding maintenance of records and documentation. There is no assurance that the Company will be able to comply with applicable GMP requirements. See "Business-Government Regulation."


         NEED TO COMPLY WITH INTERNATIONAL GOVERNMENT REGULATION. International sales of medical devices often are subject to regulatory requirements in foreign countries, which vary from country to country. Sale and use of the Company's products are subject to pre-market approval in the EU and subject to other regulatory requirements in those and other countries. The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements may differ materially. In addition, there may be foreign regulatory barriers other than pre-market approval. The FDA must approve exports of devices that require a PMA, but are not yet approved domestically, unless they are approved for sale by any member country of the EU or the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported for sale to any country without prior FDA approval. In addition, an unapproved device may be exported without prior FDA approval to the listed countries for investigational use in accordance with the laws of those countries.

         To sell its TMR Systems within the EEA, the Company will have to receive approval to affix CE Mark on its products to attest to the Company's compliance with the requirements of the EEA. The Company also will be required to comply with additional individual national requirements that are outside the scope of those required by the EEA. In addition, the Company has received ISO 9001/EN 46001 certification, which is required to meet the CE Mark certification prerequisites. The Company has not received CE Mark certification for the sale of its TMR System in the EEA. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis or at all or that the Company will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation-International Product Regulation."

         UNCERTAINTY RELATED TO THIRD-PARTY REIMBURSEMENT. In the United States, healthcare providers that purchase devices with medical applications for treatment of their patients generally rely on third-party payers, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures using these devices. The Company's ultimate success will be dependent upon, among other things, the ability of healthcare providers to obtain satisfactory reimbursement from third-party payers for medical procedures in which the laser and delivery system products are used. Unlike balloon angioplasty and atherectomy, the use of laser technology for TMR requires the purchase of expensive capital equipment. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. If the FDA clearance or approval were received, third-party reimbursement would also depend upon decisions by HCFA for Medicare, as well as by individual health maintenance organizations, private insurers and other payors. Potential purchasers must determine whether the clinical benefits of the Company's TMR System justify the additional cost or effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage. If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. Although the Company believes that Baxter intends to seek international reimbursement approvals, there can be no assurance that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought. In addition, fundamental reforms in the healthcare industry in the United States and the EU continue to be considered, although the Company cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have. Moreover, management is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have. See "Business-Government Regulation."


         PRODUCT DEFECTS; LIMITS OF PRODUCT LIABILITY INSURANCE. One or more of the Company's products may be found to be defective after the Company has already shipped such products in volume, requiring a product replacement. Product returns and the potential need to remedy defects or provide replacement products or parts could impose substantial costs on the Company and have a material adverse effect on the Company's business and results of operations. The clinical testing, manufacturing, marketing and use of the Company's devices and procedures may expose the Company to product liability claims. The Company maintains liability insurance with coverage limits of $3,000,000 per occurrence. Although the Company has never been subject to a product liability claim, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business - Product Liability Insurance."

         RELIANCE ON PATENT PROTECTION AND PROPRIETARY TECHNOLOGY. The Company's business could be adversely affected if it is unable to protect its intellectual property, including patented and other proprietary technology, certain of which is licensed by the Company and certain of which is owned by the Company. If the Company or the owners of the proprietary technology are unsuccessful in protecting their rights thereto or such technology may infringe on proprietary rights of third parties, that portion of the Company's business could suffer. To the extent that the Company relies upon unpatented trade secrets and know-how, there can be no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with the Company's products. In addition, there can be no assurance given that others will not independently develop similar or superior technologies, enabling them to provide superior products or services to those of the Company. There can be no assurances that patentable improvements on such technology will be developed or that existing or improved technology will have competitive advantages or not be challenged by third parties. The laser industry has been marked by costly and time-consuming litigation with respect to intellectual property rights between competitors. There can be no assurances that third parties will not claim that some or all of the Company's proprietary technology infringes on proprietary rights of others. Such litigation may be used to seek damages or to enjoin alleged infringement of proprietary rights of others. Further, the defense of any such litigation, whether or not meritorious, may divert financial and other resources of the Company from the Company's business plan and, therefore, may have a material adverse effect on the financial condition of the Company. An adverse decision to the Company in any such litigation may result in a significant damage awards payable by the Company or enjoin the Company from marketing its then existing products, which would have an adverse effect on the Company's ability to continue in business. In the event of an adverse result in such litigation, the Company would be required to expend significant resources to develop non-infringing technology or to obtain licenses to the disputed technology from third parties. There can be no assurances that the Company will have the resources to develop or license such technology, or if so, that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms. Further, the Company may be required to commence litigation against third parties to protect any proprietary technology rights of the Company. There can be no assurances that the Company will be able to afford to prosecute such litigation, or if so, that such litigation will be successful. See "Business-Intellectual Property."

         DISCLOSURE RELATING TO LOW-PRICED STOCKS. The Company's Common Stock is currently listed for trading in the over-the-counter market (the "Over-The-Counter Market") in the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. The Company's securities are subject to the "penny stock rules" adopted pursuant to
Section 15 (g) of the Exchange Act of 1934. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further, for companies whose securities are traded on the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies; and (iii) to obtain needed capital. See "Item 5 - Market for Registrant's Common Equity and Related Shareholder Matters" and "Item 13 - Certain Relationships and Related Transactions."

         EFFECTS OF CERTAIN REGISTRATION RIGHTS. The Company is registering 7,092,500 shares of Common Stock, including 2,170,000 shares underlying various Warrants and 228,000 shares underlying certain Options, in connection with a Registration Statement on Form S-1 (the "Registration Statement"). The Company currently has 9,895,684 shares issued and outstanding. There can be no assurances that the registration of the shares that are the subject of the Registration Statement will not have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. See "Item 13 - Certain Relationships and Related Transactions."

         LACK OF DIVIDENDS ON COMMON STOCK. The Company has paid no dividends on its Common Stock to date and there are no plans for paying dividends in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business. See "Item 5 - Market for Common Equity and Related Stockholder Matters."

         POTENTIAL ANTI-TAKEOVER EFFECT OF DELAWARE LAW. The Company is subject to certain provisions of the Delaware General Corporation Law which, in general, restrict the ability of a publicly held Delaware corporation from engaging in certain "business combinations," with certain exceptions, with "interested stockholders" for a period of three (3) years after the date of transaction in which the person became an "interested stockholder." The effect of such "anti-takeover" provisions may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests. See "Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters - Certain Business Combinations and Other Provisions of the Certificate of Incorporation."

         SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock and could have a material adverse effect on the ability of the Company to raise new capital. There are currently 2,844,445 restricted shares and 7,051,239 shares of Common Stock which are freely tradable, eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act or are the subject of this Report or other registration statements. Further, the Company has granted options to purchase up to an additional 1,694,263 shares of Common Stock, of which 1,599,263 are currently exercisable, and Warrants to purchase up to 2,170,000 shares of Common Stock which are the subject of registration statements. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of Common Stock purchased in the Offering. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" and "Item 13 - Certain Relationships and Related Transactions."

         EFFECT OF OUTSTANDING WARRANTS AND OPTIONS. The holders of the Warrants and certain options are given an opportunity to profit from a rise in the market price of the Common Stock, with a resulting dilution in the interest of the other stockholders. The terms on which the Company might obtain additional financing during the period may be adversely affected by the existence of the Warrants and options. The holders of the Warrants may exercise the Warrants and options at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided herein.

         LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. In addition, the Company's Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. See "Business" and "Item 10 - Directors and Executive Officers of the Registrant".

         CONSENT DECREE. In 1996, as a result of certain alleged securities law violations in 1992 and early 1993 under prior management, the Company entered into a Consent Decree with the Commission where it neither admitted nor denied liability, but consented to the issuance of an injunction against any future violation. The alleged events occurred prior to the Company's Bankruptcy Reorganization and involve events, which occurred prior to the change in the Company's management and directors. There can be no assurance that the Consent Decree will not have an adverse effect on the Company's ability to conduct financing in the future. See "Business-Legal Proceedings."


ITEM 2.  PROPERTIES

         The Company entered into a lease on August 4, 1998, with an unaffiliated third party consisting of 11,500 square feet consisting of office space, manufacturing and warehousing located at 2431 Impala Drive, Carlsbad, California, 92008. The term of the lease is 57 months, commencing December 1, 1998. The lease cost is $8,050 per month. There are two five-year options to extend the term of the lease, for a total occupancy of approximately 15 years, if desired by the Company. The terms of this lease are guaranteed by PMG. See "Item 13 - Certain Relationship and Related Transactions."

         The Company currently occupies approximately 12,000 square feet of office and light manufacturing space in Orlando, Florida, at a monthly rent of $11,000 per month, on a month to month basis. The Company is at risk of being evicted from these offices. At September 1, 1998, the Company was delinquent in payment of approximately $650,000 of rental obligations on such lease. The landlord in connection with delinquent rent has sued the Company and obtained a judgment against the Company in the amount of approximately $45,560. A portion of this judgment has been paid and the balance of the judgment and the accumulated delinquent rent are anticipated to be assumed by the purchaser of the non-excimer laser assets. No assurance can be given that the asset sale will close and that the obligation of this judgment and accumulated rent will be assumed by or paid by the purchase of the non-excimer laser assets. See "Business-Sale of the Company's Non-Excimer Laser Assets and Business" and
"Item 3 - Legal Proceedings-Lease Disputes."

         The Company's Laser Analytics subsidiary occupies a 13,000 square foot office and light manufacturing facility in Wilmington, Massachusetts, which commenced in December, 1996, for a five-year period at $5,600 per month. This lease is with an unaffiliated third party.

ITEM 3.  LEGAL PROCEEDINGS

         BANKRUPTCY REORGANIZATION. The Company filed the Bankruptcy Proceeding on May 13, 1994 (Case No. 94-02608-611). The Plan was confirmed on May 22, 1995. See "Business - History of the Company."

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

         LEASE DISPUTES. In 1998 Riverboat Landing, Inc., as plaintiff, in the County Court of the Eighteenth Judicial Circuit, Seminole County, Florida obtained a judgment in the amount of $45,560 for delinquent rent obligations for a facility in Sanford, Florida. The Company has paid a small portion of this judgment and agreed to a monthly payout of the balance. As of the date of this Report, the Company owes approximately $6,000 of this obligation.

         On April 21, 1998, City National Bank of Florida, Trustee ("Landlord") filed suit against the Company for unpaid rent for the Company's facility in Orlando. City National Bank of Florida, Trustee v. Laser Photonics, Inc., Circuit Court, Ninth Judicial District, Orange County, Florida, #CI198-3526. Plaintiff subsequently obtained a final judgment which, including interest and late fees, totaled approximately $695,000 as of the date of this Report. The purchaser of the Company's non-excimer laser business has agreed, as part of the purchaser price, to assume this obligation. No assurance can be given that the asset sale will close and that the obligation for this judgment will be assumed by or paid by the Buyer of the non-excimer laser assets. See "Business-Sale of the Company's Non-Excimer Laser Assets and Business."

         Except as set forth above, the Company knows of no material legal actions, pending or threatened, or judgment entered against the Company or any executive officer or director of the Company, in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended December 31, 1998, the Company's stockholders adopted no resolutions at a meeting. On February 4, 1998 a majority of the shareholders adopted a resolution by majority consent to increase the authorized number of shares of common stock from 10,000,000 to 15,000,000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of the date of this Report, the Company had 9,895,684 shares of Common Stock issued and outstanding. Further, the Company has issued and outstanding Options to purchase 1,694,263 shares of Common Stock and Warrants to purchase up to 2,170,000 shares of Common Stock.

         The Company's Common Stock is listed for trading in the Over-The-Counter Market under the symbol "LSPT." The Company's Common Stock, subsequent to the confirmation of Plan on May 22, 1995, has been quoted on the Electronic Bulletin Board since approximately January 22, 1996 under the stock symbol "LSPT."

         The following table sets forth quotations for the bid and asked prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:


                                                                  BID PRICES                      ASKED PRICES
                                                                  ----------                      ------------
                                                                HIGH       LOW                   HIGH       LOW
                                                                ----       ---                   ----       ---
           YEAR ENDED DECEMBER 31, 1996

        1st Quarter                                             7 3/4      4 1/2                 8 1/4      5 3/4
        2nd Quarter                                             8 1/4      3 3/4                 8 1/2      4 1/4
        3rd Quarter                                             5 3/8      3 5/8                 5 5/8      5 5/8
        4th Quarter                                             3 11/16    11/16                 4 1/8      13/16

           YEAR ENDED DECEMBER 31, 1997

        1st Quarter                                             2 9/32     5/16                  2 5/16     3/8
        2nd Quarter                                             1 5/16     5/16                  1 7/16     13/32
        3rd Quarter                                             4 3/8      7/8                   4 9/16     1 1/16
        4th Quarter                                             6 1/8      2 31/32               6 3/8      3 1/8

           YEAR ENDED DECEMBER 31, 1998

        1st Quarter                                             4 1/8      2 1/2                 4 3/8      2 11/16
        2nd Quarter                                             3 3/4      2 1/8                 3 7/8      2 3/8
        3rd Quarter                                             2 9/16     1 1/8                 2 3/4      1 1/4
        4th Quarter                                             3 1/16     1 1/4                 3 1/4      1 3/8

           YEAR ENDING DECEMBER 31, 1999

        1st Quarter                                             4 1/4      2 3/8                 4 1/2      2 17/32

            On April 14, 1999, the closing market price for the Company's Common Stock in the Over-The-Counter Market was approximately $5.94 share. As of April 14, 1999, the Company had approximately 1,029 stockholders of record.

CERTAIN BUSINESS COMBINATIONS AND OTHER PROVISIONS OF THE CERTIFICATE OF INCORPORATION

         As a Delaware corporation, the Company is currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"). Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three (3) years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired eighty five percent (85%) or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least sixty-six and two-thirds percent (66-2/3%) of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporations; or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation at any time within the three (3) year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

         A corporation may, at its option, exclude itself from the coverage of
Section 203 by amending its certificate of incorporation or bylaws by action of its stockholders to exempt itself from coverage, provided that such bylaw or certificate of incorporation amendment shall not become effective until twelve
(12) months after the date it is adopted. The Company has not adopted such an amendment to its Certificate of Incorporation or Bylaws.


ITEM 6   SELECTED FINANCIAL DATA

         The Selected Consolidated Financial Data for the years ended December 31, 1994 through 1998 set forth below are derived from the Consolidated Financial Statements of the Company and Notes thereto. The Consolidated Financial Balance Sheets and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit) and Cash Flows for the years ended December 31, 1998, 1997, 1996 and 1994, and the periods from January 1, 1995 to May 22, 1995 and May 23, 1995 to December 31, 1995, appear elsewhere in this Report. The Selected Consolidated Financial Data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related

Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                        YEAR ENDED     JANUARY 1,    MAY 23, TO                    YEAR ENDED
                                         DECEMBER      TO MAY 22,     DECEMBER                     DECEMBER 31,
                                         31, 1994        1995(1)     31, 1995(1)        1996           1997           1998
                                       ------------   ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS
DATA:                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                               $     5,715    $     1,242    $     1,408    $     2,901    $     3,815    $     2,349


Costs and Expenses                           6,713          2,082          3,351          7,704          5,746          7,746
                                       ------------   ------------   ------------   ------------   ------------   ------------

Loss from operations                          (998)          (840)        (1,942)        (4,802)        (1,931)        (5,397)
                                       ------------   ------------   ------------   ------------   ------------   ------------

Other income (expenses)                     (1,236)           (89)          (181)          (556)          (372)          (508)

Income tax expense                              --             --             --             --             (4)            (3)

Extraordinary item-gain
>From reorganization                             --          5,768             --             --             --             --

Net income (loss)                      $    (2,234)   $   4,839(2)   $    (2,124)   $    (5,358)   $    (2,307)   $     (5,908)
                                       ============   ============   ============   ============   ============   =============



Basic and diluted income
(loss) per share                             (0.35)         (0.75)         (0.42)         (0.95)         (0.35)          (0.64)

Weighted average shares(3)                   6,312          6,312          5,000          5,620          6,531           9,288

BALANCE SHEET DATA (AT PERIOD END):

Working capital (deficit)                      960            (99)          (610)        (1,728)            15          (1,843)
                                       ------------   ------------   ------------   ------------   ------------   -------------

Total Assets                                 2,144          1,715          5,796          3,195          7,808           4,870

Long-term debt (net of current                  --             --            867            283            283              70
portion)

Liabilities subject to compromise            7,930          7,564             --             --             --              --

Total stockholders' equity                  (6,643)        (7,404)           686         (2,090)         4,929           1,841
(deficit)
                                       ------------   ------------   ------------   ------------   ------------   -------------

 (FOOTNOTES ARE ON FOLLOWING PAGE)

(FOOTNOTES FROM PREVIOUS PAGE)

(1) In connection with the confirmation of the Bankruptcy Reorganization on May 22, 1995, the Company was required to adopt fresh start reporting as of May 23, 1995 since the reorganization value (approximate fair value at the date of reorganization) was less than the total of all post-petition liabilities and allowed claims, and holders of existing voting shares from January 1, 1995, through May 23, 1995 received less than 50% of the voting shares of the emerging entity. Accordingly, the statement of operations for the period ended May 22, 1995 reflects the effects of the forgiveness of debt resulting from the confirmation of the Bankruptcy Reorganization and the effects of the adjustments to restate assets and liabilities to reflect the reorganization value. In addition, the Company's accumulated deficit of the Company was eliminated and the Company's capital structure was recast in conformity with the Bankruptcy Reorganization. As such, the consolidated financial statements of the Company as of December 31, 1995, 1996, 1997 and 1998 and for the period from May 23, 1995 to December 31, 1995, and the years ended December 31, 1996, 1997 and 1998, reflect that of the Company on and after May 23, 1995, which, in effect, is a new entity for financial reporting purposes with assets, liabilities, and a capital structure having carrying values not comparable with prior periods. The consolidated balance sheet as of December 31, 1993 and 1994 and as of May 22, 1995, and for the period from January 1, 1995 to May 22, 1995 and the year ended December 31, 1994 reflect that of the Company prior to May 23, 1995. See "Business - Business of the Company" and "Item 3 - Legal Proceedings."

(2) Includes an extraordinary gain of $5,768,405. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Common Stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years the Company incurred net losses.

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

OVERVIEW OF BUSINESS OPERATIONS

         The Company is engaged in the development of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of cardiovascular and vascular disease and the treatment of psoriasis. The Company anticipates developing such equipment and technologies to treat other medical problems as well as non-medical applications. However, no assurance to this effect can be given.

         On May 13, 1994, the Company filed for Bankruptcy Reorganization. The Company was subsequently authorized to conduct its business operations as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On May 22, 1995, the Company's Plan was confirmed by the Bankruptcy Court. The implementation of the terms of the Plan resulted in the Company's adoption of "fresh start" accounting. The Plan provided, that in exchange for the forgiveness of certain unsecured debt, the Company issued to unsecured creditors shares of the Company's Common Stock such that, following the issuance of all Common Stock to be issued under the Plan, the unsecured creditors owned 1,000,000 shares of the Company's Common Stock, representing 20% of the issued and outstanding Common Stock of the Company. The shares of Common Stock of the Company's prior existing stockholders were cancelled and reissued into 250,000 shares of Common Stock, which represented 5% of the then total issued and outstanding shares of Common Stock.

         The Plan further provided that Helionetics transfer to the Company 76.1% of the common stock of Acculase. Further, during the pendency of the Bankruptcy Proceeding, Helionetics contributed $1,000,000 in cash to the Company, which funds were utilized for cash payments under the Plan, Helionetics loaned to the Company $300,000 to fund the cost of research and development of the Company's excimer lasers, which has been repaid. Under the Plan, Helionetics received 3,750,000 shares of Common Stock of the Company, which represented 75% of the then total issued and outstanding shares of Common Stock.

         During April, 1997, Helionetics filed a voluntary petition of reorganization ("Helionetics Reorganization") with the United States Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result, the Company wrote off its $662,775 receivable from Helionetics as of December 31, 1996. On September 30, 1997, Pennsylvania Merchant Group ("PMG"), the Company's investment banker, purchased from the Helionetics bankruptcy estate, a note payable from Acculase to Helionetics in the amount of $2,159,708, including accrued interest. During October, 1997, PMG sold the note to the Company for 800,000 shares of Common Stock.

         Acculase was founded in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiberoptic technologies. Acculase has focused primarily on the development of medical products for the treatment of coronary heart disease.

         The Company believes that excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. The Company is engaged in the development of proprietary excimer laser and fiberoptic equipment and techniques directed initially toward the treatment of coronary heart disease and psoriasis, as well as other medical and non-medical applications.

         In 1997, the Company entered into certain agreements with Baxter and MGH with respect to the manufacturing and marketing of its excimer lasers and delivery systems. There can be no assurances that the Company will ever develop significant revenues or profitable operations from such agreements.

         The Company's initial medical applications for its excimer laser technology are intended to be used in the treatment of: (i) cardiovascular disease; and (ii) psoriasis. The Company's cardiovascular and vascular applications are in connection with an experimental procedure known as TMR, in which the Company's TMR System is currently in Phase I Human Clinical trials. The Company and Baxter are engaged in a strategic alliance in the development and marketing of excimer laser products for TMR. The Company began testing its excimer laser system for psoriasis at Massachusetts General Hospital in 1998 with a Dose Response Study under IRB approval. The final data from the study was collected in December, 1998. The Company believes that this data will serve as the basis for a 510(k) submission to the FDA in the third quarter of 1999.

         In addition to the agreement with Baxter, the Company has entered into an agreement with MGH, pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license from MGH to commercially develop, manufacture, use and sell products, utilizing certain technology of MGH, related to the diagnosis and treatment of certain dermatological conditions and diseases, particularly psoriasis. On March 17, 1998, the Company entered into the Clinical Trial Agreement with MGH to evaluate the use of excimer laser light to treat psoriasis.

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

         Under the provisions of SOP 90-7 and in connection with the confirmation of the Bankruptcy Reorganization on May 22, 1995, the Company was required to adopt fresh start reporting as of May 23, 1995, since the reorganization value (approximate fair value at the date of reorganization) was less than the total of all post-petition liabilities and allowed claims, and holders of existing voting shares before May 23, 1995 received less than 50% of the voting shares of the emerging entity. Accordingly, the consolidated statements of operations for the period from January 1, 1995 to May 22, 1995 reflects the effects of the forgiveness of debt resulting from the confirmation of the Bankruptcy Reorganization and the adjustments to restate assets and liabilities to reflect the reorganization value.

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

         In addition, the accumulated deficit of the Company was eliminated, and its capital structure was recast in conformity with the Bankruptcy Reorganization. As such, the consolidated balance sheets of the Company as of December 31, 1996, 1997, 1998, and the consolidated statements of operations for the years ended December 31, 1996, 1997 and 1998, reflect in effect, a new entity for financial reporting purposes, as of May 23, 1995, with assets, liabilities, and a capital structure having carrying values not comparable with periods prior to May 23, 1995.

         The Company's consolidated income statements for the years ended December 31, 1996, 1997 and 1998, which form a part of the Company's consolidated financial statements for such years, reflect the consolidated results of operations of Laser Photonics, Laser Analytics and Acculase.

RESULTS OF OPERATIONS

         The following table presents selected consolidated financial information stated as a percentage of revenues for the years ended December 31, 1996, 1997 and 1998:

                                                  Year ended December 31,
                                             1996          1997          1998
                                            ------        ------        ------

Revenues                                     100%          100%          100%
Costs of sales                                80            55            77
                                            ------        ------        ------
Gross profit                                   6            20            23
                                            ------        ------        ------
Selling, general and
 administrative expenses                      40            57           154
Research and development                      30            18            53
Bad debt expense related to
 related party receivable                     23             1            --
Write-off reorganization
 goodwill                                     51            --            --
Depreciation and amortization                 42            19            46
                                            ------        ------        ------
Loss from operations                        (166)          (50)         (230)
Other  expense                               (19)          (10)          (21)
                                            ------        ------        ------
Loss before income tax                      (185)          (60)         (251)
Income tax expense                            --            --            --
                                            ------        ------        ------
Net loss                                    (185)%         (60)%        (251)%
                                            ======        ======        ======


         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. Total revenues for the year ended December 31, 1998 decreased approximately 38% to $2,349,448 from $3,815,330 for the year ended December 31, 1997. Total revenues for the years ended December 31, 1998 and 1997 primarily consisted of: (i) sales of $1,580,422 and $2,960,330, in the respective years, of the Company scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities, and (ii) revenues of $769,026 and $855,000, in the respective years, relating to the sale of the Company's excimer lasers to Baxter and the recognition of certain payments made by Baxter to commercialize the Company's excimer lasers in connection with the Baxter Agreement. Revenues on sales of medical and scientific lasers decreased in 1998 due to reduced volume of sales and discounting on sales of medical and scientific lasers in connection with the Company's focusing its marketing efforts on its excimer laser systems.

         Total costs and expenses during the year ended December 31, 1998, increased approximately 35% to $7,746,686 from $5,746,170 during the year ended December 31, 1997. Total costs and expenses include: (i) cost of sales, (ii) selling, general and administrative expenses, (iii) research and development,
(iv) depreciation and amortization, and (v) certain bad debt expenses, as follows:

         Cost of sales during the year ended December 31, 1998, decreased approximately 14% to $1,806,557 from $2,090,276 during the year ended December 31, 1997. This decrease primarily resulted from reduced sales and higher costs in connection with the development of the Company's excimer laser system.

         As a result, cost of sales as a percentage of sales increased to approximately 77% in 1998 from 55% in 1997.

         Selling, general and administrative expenses during the year ended December 31, 1998 increased approximately 65% to $3,608,108 from $2,181,304 during the year ended December 31, 1997. This increase primarily resulted from:
(i) compensation recognized in 1998 of $1,318,200 related to the issuance of warrants to PMG for financial advisory services, and (ii) consulting fees of $231,000 to CSC related to the marketing of the Company's excimer lasers.

         Research and development during the year ended December 31, 1998 increased to $1,243,372 from $685,109 during the year ended December 31, 1997. This increase primarily related to the availability of funds in 1998 from financings conducted in the fourth quarter of 1997 and in 1998 as sources of funding for research and development activities. Research and development expenses in 1998 primarily related to the development of the Company's psoriasis laser system and to additional testing related to meet CE Mark and UL standards for the Company's excimer lasers.

         Bad debt expense related to related party receivables during the year ended December 31, 1998 was none, as compared to $48,000 during the year ended December 31, 1997. The Company had incurred a non-recurring bad debt expense of $48,000 in 1997 related to the write-off of a receivable from Helionetics.

         Depreciation and amortization during the year ended December 31, 1998 increased to $1,088,649 from $741,481 during the year ended December 31, 1997. This increase related to the amortization of the prepaid license fee from Baxter and the depreciation of newly acquired equipment in 1998.

         Other expenses increased during the year ended December 31, 1998 to $508,049 from $372,361 during the year ended December 31, 1997. This increase in other expenses between the respective years resulted primarily from increased interest expense of $510,948 in 1998 from $386,069 in 1997.

         As a result of the foregoing, the Company experienced a net loss of $5,908,587 during the year ended December 31, 1998, as compared to a net loss of $2,307,101 during the year ended December 31, 1997. The Company also experienced a net loss from operations of $5,397,238 during the year ended December 31, 1998, as compared to a net loss from operations of $1,930,840 during the year ended December 31, 1997. See "Liquidity and Capital Resources."

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

         Cost of sales during the year ended December 31, 1997 decreased approximately 10% to $2,090,276 from $2,329,299 during the year ended December 31, 1996. This decrease primarily resulted from increased efficiency in the Company's focus on the marketing of laser products with lower margins and the purchasing of materials at volume discounts due to improved relations with vendors as part of the restructuring of cost controls instituted by new management following the Bankruptcy Reorganization.

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

         Other expenses decreased during the year ended December 31, 1997 to $372,361 from $555,815 during the year ended December 31, 1996. This decrease in other expenses between the respective years resulted primarily from increased interest income of $52,280 in 1997 from none in 1996.

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

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1998, the ratio of current assets to current liabilities was 0.28 to 1.00 compared to 1.01 to 1.00 at December 31, 1997.

         The Company has historically financed its operations through the use of working capital provided from operations, loans and equity and debt financing to the Company. The Company's cash flow needs for the years ended December 31, 1998 and 1997 were primarily provided from operations, loans and equity financing.

         The Company experienced severe cash flow problems during the first six
(6) months of 1997 and throughout 1996 and 1995. These cash flow problems limited the Company's ability to purchase materials and parts incorporated in the Company's laser products, and further restricted the Company's ability to purchase such materials at volume discounts, thereby reducing revenues from potential sales and gross profits from concluded sales. New management instituted policies of cost controls, improved product selection, staff reduction, budgeting and corporate planning in 1997, which have increased the Company's business efficiencies, including decreases in cost of sales as a percentage of sales, reduction in net losses and losses from operations and the focusing on a business plan aimed at excimer laser products which management believes has greater potential of success than the Company's laser products preceding the Bankruptcy Reorganization.

         Due to the limited financial resources of the Company, the Company's strategy changed in 1997 to focus its efforts on the Company's excimer laser technology and expertise in order to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications. To facilitate the Company's new focus on excimer laser technology, in October, 1997, the Company is in the process of selling all of the Company's non-excimer laser business. As of January 4, 1999, the Company entered into the Asset Purchase Agreement, which is scheduled to close in April, 1999. The Asset Purchase Agreement provides that the Buyer will pay and/or assume an aggregate of $1,200,000 of the accrued and unpaid accounts payable and/or other debts of the Company. These debts include, but are not limited to, the debt owed to the Company's landlord in Orlando, Florida. The Company intends to transfer to the Buyer certain assets of Laser Photonics and Laser Analytics which are related to the Company's non-excimer laser business.

         Completion of this transaction will result in the sale of all of the Company's non-excimer laser business assets. Management's decision to sell the assets of the Company business operations not related to the Company's excimer laser technology will result in the divestiture of the Company's business operations which have generated substantially all of the Company's revenues before December 31, 1998. Total assets and total liabilities at December 31, 1998 related to the Company's non-excimer laser business operations, which are the subject of the Asset Purchase Agreement, were $806,335 and $1,200,000, respectively. Revenues from such operation for the years ended December 31, 1998, 1997 and 1996 were $1,580,000, $2,960,000 and $2,901,000, respectively.
Loss from the related operations during these periods was $996,000, $647,000 and $926,000, respectively. As of the date of this Report, the Company has received $30,000 as a good faith deposit against the purchase price. No assurance can be given that the Buyer will complete the purchase under the Asset Purchase Agreement, or if not, that the Company will be able to find an alternative on as favorable terms as set forth in the Asset Purchase Agreement.

         Although the Company has developed strategic alliances with Baxter related to the Company's excimer lasers, there can be no assurances that the Company will ever develop significant revenues or profitable operations with respect to this new business plan.

         In September and October, 1997, the Company privately sold a total of 679,500 restricted shares of its Common Stock in a private placement at a price of $1.25 per share through PMG. The price of the Common Stock on the date of this transaction was $2.50 per share. These funds were used in part to pay outstanding accounts payable and delinquent federal and state taxes outstanding. The Company sold an additional 28,601 shares at a price of $1.25 per share in the third quarter of 1997, but did not receive payment for the shares until the first quarter of 1998. The price of the Common Stock on the date of this transaction was $2.56 per share.


         During September, 1997, the Company purchased from PMG a note payable in the amount of $2,159,708 of its partially owned Acculase subsidiary, for 800,000 shares of Common Stock, or approximately $2.70 per share. During the quarter ended September 30, 1997, the mean between the average of the high and low bid and asked prices for the Common Stock was approximately $2.71 per share. The effect on the Company's financial statements was to reduce long-term debt with a corresponding increase in stockholders' equity in the amount of the note.

         In November, 1997, the Company issued 1,500,000 shares of Common Stock, and 750,000 warrants in connection with a private financing of $6,000,000 to the Company through PMG. The price of the Common Stock at November 30, 1997 was approximately $5.06 per share. The Company also issued 150,000 warrants and paid a commission of $480,000 to PMG as a placement agent fee. The warrants issued in connection with the private financing are to purchase up to 900,000 shares of Common Stock at an exercise price of $1.50 per share, which expire on November 26, 2002. The 900,000 shares underlying the warrants are being registered in connection with a registration statement on Form S-1. The Company used $4,000,000 of these proceeds to acquire a license from Baxter related to the Company's excimer lasers in connection with the Baxter Agreement. The Company used the remaining $2,000,000 raised in the private financing as follows:
$530,000 to pay commissions and fees to PMG, $60,000 to pay fees and expenses to professional in connection with the private financing, $48,000 to pay certain tax liabilities of the Company and $1,362,000 for working capital.

         On December 15, 1997, the Company issued warrants to PMG to purchase up to 300,000 shares of Common Stock at an exercise price of $2.00 per share, which expire on December 15, 2002. The warrants were issued to PMG as compensation for past and future investment banking and advisory services. The 300,000 shares underlying the Warrants are being registered on Form S-1.

         The Company has agreed to issue to PMG an additional 75,000 warrants (the "Contingent Warrants") at a purchase price of $0.001 per share at such time as any of the 750,000 warrants related to the $6,000,000 private placement have been exercised. The Contingent Warrants will be exercisable for a period of five years following the date of issue at an exercise price equal to the average closing bid price for the Common Stock for the ten trading days preceding the date of issue. The warrants may be redeemed by the Company, upon 30 days' notice, at a redemption price of $0.10 per share, if the closing bid price of the Common Stock exceeds $8.00 per share for a period of thirty consecutive trading days.

         In July, 1998, the Company granted warrants to acquire 300,000 shares of Common Stock to PMG at an exercise price of $2.00 per share in consideration for the guarantee, by PMG, of a lease of office space in Carlsbad, California by the Company and the raising of a bridge loan of $1,000,000. Such warrants are exercisable at anytime until July 15, 2003. The shares underlying these warrants are being registered on Form S-1. See "Item 13-Certain Relationships and Related Transactions - Convertible Debt and Conversion of Convertible Debt."

         During July and August, 1998, PMG, the Company's investment banker, arranged to have Acculase, the Company's 76.1% owned subsidiary, issue $1,000,000 of 10% Convertible Promissory Notes (the "Convertible Notes") to various investors. The Convertible Notes were guaranteed by the Company. Interest is payable annually and may be paid in cash or in the Company's Common Stock at the Company's option. The principal amount of Convertible Notes automatically converted into 500,000 shares of Common Stock on December 31, 1998. Additional shares will be issued subsequently in exchange for accrued, but unpaid interest on the notes. At December 31, 1998, the amount of accrued and unpaid interest on the Convertible Notes was $41,735. As of the date of this Report, the exact amount of additional shares to be issued is unknown, but the Company estimates that the number will not exceed 25,000 shares. The shares of Common Stock issued in conversion of the Convertible Notes are being registered pursuant to a registration statement.

         As of March 31, 1999, PMG arranged for the Company to issue to various investors $2,380,000 of units of its securities (the "Units"), each Unit consisting of: (i) $10,000 principal amount of 7% Series A Convertible Subordinated Notes (the "Subordinated Notes"); and (ii) common stock purchase warrants to purchase up to 2,500 shares of Common Stock (the "Unit Warrants"). The entire principal is due and payable in one payment on the earlier of: (i) December 15, 1999; or (ii) the date that is three business days after the Company consummates its next equity financing (the "Subsequent Financing") in which the Company receives net proceeds of at least $2,380,000 (the "Due Date"). Interest accruing on the Subordinated Notes through June 15, 1999 is payable on June 15, 1999. Interest accrued as of the earlier of the Due Date or December 15, 1999, is payable on the earlier of the Due Date or December 15, 1999. Payment of principal and interest on the Subordinated Notes is subordinate and junior in right of payment to the prior payment in full of all senior debt of the Company. The Subordinated Note holders may convert the Subordinated Notes and accrued and unpaid interest thereon, if any, into shares of Common Stock at any time prior to maturity or receipt of prepayment into shares of Common Stock at a conversion price of $2.00 per share. The Subordinated Notes provide that the conversion price is to be adjusted in the event that the Company issues shares of Common Stock for consideration of less than $2.00 per share. In such event, the per share conversion price will be adjusted to the issue price of such additionally issued shares of Common Stock.


         The Unit Warrants are exercisable into an initial 1,250 shares of Common Stock at any time after purchase until March 31, 2004. The balance of the Unit Warrants are exercisable into an additional 1,250 shares of Common Stock (the "Contingent Shares") if the Unit holder has voluntarily converted at least a portion of the principal amount of the Subordinated Note that make up a portion of the Unit into shares of Common Stock. The amount of Contingent Shares that may be acquired by a Unit Warrant holder will be proportionate to the ratio of the amount of principal of the Subordinated Notes which are converted into shares of Common Stock over the original principal amount of the Subordinated Notes. The exercise price of the Unit Warrants will be the lower of (i) $2.00 per share of Common Stock; and (ii) the price per share of Common Stock in the Subsequent Financing. The Unit Warrants provide that they may be adjusted in the event that the Company issues shares of Common Stock for consideration of less than $2.00 per share. In such event, the per share exercise price of the Unit Warrants will be adjusted to the issue price of such additionally issued shares of Common Stock. As of the date of this Report, no adjustments have been made. All of the shares of Common Stock underlying the Subordinated Notes and the Unit Warrants are being registered on Form S-1.

         Cash and cash equivalents were $174,468 as of December 31, 1998, as compared to $1,225,932 as of December 31, 1997. This decrease was primarily attributable to the utilization of cash raised in connection with the series of equity financings arranged by PMG and cash generated from the Baxter Agreement to fund marketing activities, increased research and development activities, to make investments in inventory to support anticipated sales of excimer lasers to Baxter and to pay off certain liabilities.

         As of December 31, 1998, the Company had long-term borrowing in the aggregate amount of $69,893, less the current portion. As of December 31, 1997, the Company had long-term borrowings of $282,559, less the current portion. The decrease in long-term borrowings relates to payments of certain scheduled obligations, including: (a) obligations payable in the total amount of $282,559, pursuant to the Plan, to former members of the Board of Directors of the Company. Interest accrues at the prime rate and is payable quarterly until October 1, 1999. The principal amounts of these obligations are due October 1, 1999. The notes related to those obligations went into default in the first quarter of 1999 and are the subject of a suit filed by certain former directors of the Company. The Company paid these notes from the proceeds of the $2,380,000 Subordinated Note Offering received by the Company in April, 1999; (b) promissory notes payable in the total amount of $168,158, pursuant to the Plan, to the former unsecured creditors of the Company. Interest accrues at the prime rate and is payable quarterly until October 1, 1999; (c) secured promissory notes payable in the total amount of $127,860 pursuant to the Plan, to Novatis Corp., formerly known as CIBA-GEIGY. Interest accrues at the rate of 10% per annum and is payable quarterly through May 5, 1997, and, thereafter, with monthly principal and interest payments of $6,384 through May, 1999. This promissory note is secured by the assets of Laser Analytics; (d) a promissory note payable to the U.S. Treasury for delinquent taxes in the amount of $109,574. This note bears interest at the rate of 9% per annum, payable in monthly principal and interest installments of $5,000 through December, 1999. This promissory note is secured by all assets of the Company; (e) unsecured promissory notes payable to various creditors in the amount of $70,750. These notes are payable with interest at 9% per annum, in various monthly principal and interest installments through July, 2000; and (f) a secured promissory note in the amount of $37,624, payable to Laser Center of America, with interest at the rate of 9% per annum, in monthly installments of principal and interest of $1,258, through January, 2001. This promissory note is collateralized by certain personal property of the Company. The payments on this promissory note are past due. See Item 13 "Certain Relationships and Related Transaction-Conversion of Convertible Debt."

         Net cash used in operating activities was $2,083,230, $993,851 and $1,010,589 for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash used in operating activities during the years ended December 31, 1998, 1997 and 1996 primarily consisted of net losses (after giving effect to the debt forgiveness in connection with the Bankruptcy Reorganization), increases in net current liabilities (1997 only) and decreases in net current assets (1997 and 1996 only), offset by depreciation and amortization, the payment in the Company's securities of compensation and fees for services, bad debt expenses with respect to a related party receivable (1997 and 1996 only), decreases in net current liabilities (1998 and 1996 only) and increases in net current assets (1998 only).


         Net cash used in investing activities was $145,758, $4,093,293 and $308,924 for the years ended December 31, 1998, 1997 and 1996, respectively. In the year ended December 31, 1998, the Company utilized $116,158 to purchase equipment and for the construction of a laser to be used as a demonstration model. In the year ended December 31, 1997, the Company utilized $4,001,926 to make payments to Baxter under the Baxter Agreement, $37,541 to purchase certain equipment and $73,000 as an advance payment to a related party, which was offset by the receipt of $19,174 from the sale of certain equipment. In the year ended December 31, 1996, the Company utilized $292,900 as an advance payment to Helionetics and $16,024 to purchase certain equipment. These advances to Helionetics were accomplished at a time when the Company was under different management and was a majority-owned subsidiary of the related party.

         Net cash provided by financing activities was $1,177,524, $6,313,076, and $1,258,427 during the years ended December 31, 1998, 1997 and 1996, respectively. In the year ended December 31, 1998, the Company utilized $135,187 to reduce certain debt obligations, which was offset by the receipt of $35,751 of proceeds from the sale of Common Stock and $1,276,960 from the proceeds of the issuance of the Convertible Notes. In the year ended December 31, 1997, the Company received $6,259,077 from the sale of Common Stock and Warrants, $71,094 of proceeds from certain notes payable and $140,448 as capital contributions from Helionetics, which was offset by the payment of $157,543 on certain notes payable.

         The Company has historically financed its operations through working capital provided from operations, loans and the private placement of equity and debt securities. The Company has significant debts, which will require additional financing in order to repay such debts in full. The Company has approximately $1,300,000 of cash on hand, as of March 31, 1999. The Company will require additional financing to implement the Company's business plan. The Company's day-to-day operations require cash of approximately $150,000 per month or an aggregate of $1,800,000 over the next twelve (12) months. In addition, management believes that the Company will require approximately $1,200,000 over the next twelve (12) month period following the date of this Report to finance continued development of its psoriasis laser system. Additional amounts may be required to pay various costs of operations such as professional and consulting fees.

         Management believes that approximately $750,000 of anticipated revenues will be generated from the sale of lasers to Baxter under the Baxter Agreement in 1999. Approximately $1,200,000 of the Company's debts may be assumed by the purchaser of the Company's non-excimer laser assets and business. However, no assurance to this effect can be given. Therefore, to finance its business plan completely, the Company will be required to raise debt or equity of at least $5,000,000 before the end of the third quarter of 1999 to sustain the required levels of operations for a period of at least twelve (12) months following the date of this Report. Upon completion of the development of the psoriasis product, the Company anticipates the need for as much as $50,000,000 to finance the marketing plan for the Company's psoriasis product over and above the $5,000,000 referenced in this paragraph. No assurance can be given that Baxter will honor the Baxter Agreement or that additional financing will become available to the Company, or at all, or that the business of the Company will ever achieve profitable operations. Further, any additional financing may be senior to the Company's Common Stock or result in significant dilution to the holders of the Company's Common Stock. In the event the Company does not receive any such financing or generate profitable operations, management may have to suspend or discontinue its business activity or certain components thereof in its present form or cease operations altogether. See "Business-Excimer Laser System for the Treatment of Psoriasis" and "Item 8 - Financial Statements and Supplementary Data" and "Item 13 - Certain Relationships and Related Transactions."

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

IMPACT OF INFLATION

         The Company has not operated in a highly inflationary period, and its management does not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted as of December 31, 1999. SFAS No. 133 establishes standards for reporting financial and descriptive information regarding derivatives and hedging activity. Since the Company does not have any derivative instruments, this standard will have no impact on the Company's financial position or results of operations.

         FASB 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and FASB 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," were issued in 1998 and are not expected to impact the Company's future financial statement disclosures, results of operations or financial position.

YEAR 2000

         One of the major challenges facing any company whose products or services rely on the operation of computers or other equipment containing computer chips is the issue of Year 2000 compliance. Many existing computer programs use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company and third parties with which the Company does business rely on numerous computer programs in their day-to-day operations. The Company is evaluating the Year 2000 issue as it relates to the Company's internal computer systems and third party computer systems with which the Company interacts. The Company expects to incur internal staff costs as well as consulting and other expenses related to these issues of no more than $10,000. These costs will be expensed as incurred. In addition, the appropriate course of action may include replacement or an upgrade of certain systems or equipment. The Company plans to commence a program to contact its vendors and customers to determine their compliance with the Year 2000 issue. The Company anticipates that such program will be completed by the end of the second quarter of 1999. There can be no assurance that the Year 2000 issues will be resolved in 1999. The Company does not expect the Year 2000 issue to have a significant adverse impact on the Company's business, operating results and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         The Company is not currently exposed to market risks due to changes in interest rates and foreign currency rates and therefore the Company does not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The audited Consolidated Financial Statements and related Notes and Schedules of Laser Photonics, Inc. and subsidiaries including the consolidated balance sheets at December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1997 and 1998, included elsewhere in this Report, have been so included in reliance on the report of Hein + Associates LLP, independent certified public accountants, given on the authority of such firm as experts in auditing and accounting.

         The financial statements required by this Item 8 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. There is no familial relationship among any of the officers or directors of the Company. The following reflects certain biographical information on the current directors and executive officers of the Company:

        NAME                                     POSITION                                   AGE
        ---------------------------------------------------------------------------------------

        Warwick Alex Charlton           Non-Executive Chairman of the
                                        Board of Directors                                  39

        Raymond A. Hartman              Director, President and Chief                       51
                                        Executive Officer

        Chaim Markheim                  Director, Chief Operating Officer                   53
                                        and Chief Financial Officer

        John J. McAtee, Jr.             Director                                            61

        Alan R. Novak                   Director                                            64

        Steven A. Qualls                Director and Executive Vice-President-              42
                                        East Coast Operations


         WARWICK ALEX CHARLTON was appointed to the Board of Directors and became the Non-Executive Chairman of the Board of Directors on March 8, 1999. Mr. Charlton is a Vice President of Computer Science Corporation ("CSC") and is also the Vice President and North American Practice Leader of CSC Healthcare, Inc., where Mr. Charlton is responsible for business development and operating performance. In his capacity at CSC, Mr. Charlton provides consulting services to various businesses, including the Company, regarding the introduction of medical technology for commercialization. CSC provides such services to the Company in connection with a consulting agreement dated October 29, 1998. Mr. Charlton has 19 years of business experience, consisting of ten years of line management experience and nine years in the consulting profession (previously with Booz Allen & Hamilton and the Wilkerson Group). Mr. Charlton received an honors degree in Marketing from the University of Newcastle and an MBA form Cranfield Institute of Technology. See "Business - Markets and Marketing-Agreement with Computer Science Corporation," "Item 11 - Executive Compensation of - Compensation of Directors" and "Item 13 - Certain Relationships and Related Transactions."

         RAYMOND A. HARTMAN was appointed to the Board of Directors in October, 1997, and also serves as the President and Chief Executive Officer of Laser Photonics and Acculase. Mr. Hartman is responsible for the engineering and development of the excimer laser, handpieces and fiberoptics for TMR. Prior employment includes: Founder and President of Electrode Technology, Inc., Union City, California; Vice President of Manufacturing and Research and Development, Applied Medical Technology, Palo Alto, California. Mr. Hartman was an Assistant Professor at the Ohio State University in Columbus Ohio, Business Law and Marketing (Graduate School of Business); Business Policy (Graduate School of Business) and Seapower and Maritime Affairs (ROTC). Mr. Hartman was a Lieutenant in the United States Navy. He received his MBA from the Ohio State University, and a BS with Honors in Chemistry at Montana State University.


         CHAIM MARKHEIM was appointed to the Board of Directors of the Company in May, 1995. He also serves as the Company's Chief Operating Officer and Chief Financial Officer. Mr. Markheim was a director and the Chief Operating Officer of Helionetics from May, 1992 until January, 1998. Helionetics filed a petition for bankruptcy reorganization under Chapter 11 of the Federal Bankruptcy Act in 1997. Mr. Markheim acted as business consultant to a diverse group of companies, including Helionetics from 1985 to 1992. From 1980 to 1985, Mr. Markheim served in various financial positions with Campbell Soup Company. His last position was Controller of the Beverage Division. From 1976 to 1980, Mr. Markheim served in a number of financial positions with Atlantic Richfield Company. Prior to 1976, he was employed as an auditor with Coopers and Lybrand and Seidman & Seidman. Mr. Markheim was a licensed Certified Public Accountant in the State of California. Mr. Markheim holds a Bachelor of Science Degree in Accounting from California State University, at Northridge.

         JOHN J. MCATEE, JR. has been a member of the Board of Directors of the Company since March 4, 1998. From March 4, 1998 until March 8, 1999, Mr. McAtee served as the Non-Executive Chairman of the Board of Directors. From 1990 to 1996, Mr. McAtee was Vice Chairman of Smith Barney, Inc. (now Salomon Smith Barney), one of the world's largest banking and brokerage firms. Before that, he was a partner in the New York law firm of Davis Polk & Wardwell for more than twenty years. Mr. McAtee is a graduate of Princeton University and Yale Law School. Mr. McAtee is also a director of U.S. Industries, Inc., a diversified industrial management corporation, and Whitehall Corporation, which provides products and services to the commercial and military markets.

         ALAN R. NOVAK was appointed to the Board of Directors of the Company in October, 1997. Mr. Novak is Chairman of Infra Group, L.L.C., an international project finance and development company. He is also Chairman of Lano International, Inc., a real estate development company, and a director of Strategic Partners (Holdings) Limited, an international airport and seaport development company. Mr. Novak is a graduate of Yale University, Yale Law School, and Oxford University as a Marshall scholar. Mr. Novak practiced law at Cravath, Swaine & Moore and Swidler & Berlin, Chartered. His public service includes three years as an officer in the United States Marine Corp., a U.S. Supreme Court clerkship with Justice Potter Stewart, Senior Counsel, Senator E.
M. Kennedy, Senior Executive Assistant to Undersecretary of State, Eugene Rostow, and Executive Director, President Johnson's Telecommunications Task Force. Mr. Novak was appointed by President Carter and served for five years as Federal Fine Arts Commissioner.

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


         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. As of the date of this Report, the Company believes that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 1998.

         LIMITATION ON DIRECTORS' LIABILITIES. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers (the "Named Executives") whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 1998, 1997 and 1996:

---------------------------------------------------------------------------------------------------------------------------------
                  Annual Compensation                                      Long Term Compensation
                  ----------------------------------------------------------------------------------- ---------------------------
                                                                                                              AWARDS
                  ---------------------------------------------------------------------------------------------------------------
                       PAYOUTS
                  -----------------------------------------

Name and                                                                   Restricted    Securities
Principal                                                    Other annual  Stock         Underlying    LTIP          All other
Position                  Year   Salary           Bonus      Compensation  Awards (s)    Options/SARs  Payouts       Compensation
                                                                 ($)           ($)           (#)           ($)           ($)

------------------------  -----  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Steven A. Qualls          1997   $  75,000          0             0             0              0             0            0
(CEO)(1)                  1996   $  75,000          0             0          $15,000        $60,000          0            0

Raymond A.                1998   $ 125,008          0             0             0              0             0            0
Hartman (CEO)(2)          1997   $ 125,000(3)       0             0             0              0             0           270

Chaim Markheim (COO)      1998   $ 125,008          0             0             0              0             0            0

-----------------------------------


(1) Mr. Qualls served as the Company's Chief Executive Officer until October, 1997.

(2) Mr. Hartman became the Company's Chief Executive Officer in October, 1997.

(3) Includes paid and accrued salary for each such fiscal year.

         OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options to certain of the Company's executive officers, including the Named Executives for the year ended December 31, 1998:

                                                                                    Potential Realizable
                                                                                    Value at Assumed
                                                                                    Annual Rate of
                                                                                    Stock Price Appreciation
                           Individuals Grants                                       For Option Term (1)
------------------------------------------------------------------------------------------------------------------

(a)                      (b)           (c)             (d)             (e)          (f)           (g)
                         Number of     % of
                         Securities    Total
                         Underlying    Options/
                         Options/      SARs            Exercise
                         SARs          Granted to      Or Base
                         Granted       Employees       Price           Expiration
Name                     (#)           In Fiscal Year  ($/Share) (1)   Date (1)     5% ($)        10%($)
------------------------------------------------------------------------------------------------------------------

Chaim Markheim           250,000       64%             2.875           4/10/03      107,794       276,838
--------------------------------

         1. This chart assumes a market price of $ 2.72 for the Common Stock, the average of the bid and asked prices for the Company's Common Stock in the Over-The-Counter Market as of December 31, 1998, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock.

OPTION EXERCISES IN 1998

         No Named Executive exercised any stock option in 1998.

1995 NON-QUALIFIED OPTION PLAN

         On January 2, 1996, the Company adopted the Company's 1995 Non-Qualified Option Plan for key employees, officers, directors and consultants, and reserved up to 500,000 options to be granted thereunder. The option exercise price is not less than 100% of market value on the date granted; 40% of granted options vest immediately; 30% vest beginning one year after grant; and the remaining 30% vest and may be exercised beginning two (2) years from grant.

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

LIMITATION ON DIRECTORS' LIABILITIES; INDEMNIFICATION OF OFFICERS AND DIRECTORS

         The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions, which permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         The Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company, a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

COMPENSATION AND AUDIT COMMITTEES; COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

         The Board has a Compensation Committee comprised of John J. McAtee, Jr. and Alan R. Novak, and an Audit Committee comprised of Chaim Markheim, John J. McAtee, Jr. and Alan R. Novak. Messrs. McAtee and Novak may be deemed to be outside/non-employee directors. The Board has no standing committee on nominations or any other committees performing equivalent functions.

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

         COMPENSATION OF DIRECTORS. Outside/non-employee members of the Board of Directors receive options to purchase up to 20,000 shares of Common Stock as compensation, on an annual basis, at an exercise price equal to the market price of the Common Stock on the last trading day of the preceding year. The options vest at the rate of 5,000 options per quarter during each quarter in which such person serves as a member of the Board of Directors. The Company granted to each of John J. McAtee and Alan R. Novak options to purchase up to 20,000 shares of Common Stock at an exercise price of $2.875 per share for services rendered during 1998; all such options are vested. The Company granted to each of Messrs. McAtee and Novak, options to purchase an additional 20,000 shares of Common Stock at an exercise price of $2.8125 per share for services to be rendered during 1999. Of these options, 5,000 are vested as of the date of this Report. Upon Mr. Charlton's joining the Company's Board of Directors on March 8, 1999, he was granted two sets of options. The first consisted of options to purchase 20,000 shares of Common Stock at an exercise price of $2.8125 per share for services to be rendered during 1999. Of these options, 5,000 are vested as of the date of this Report. The second set of options consisted of options, all of which are vested, to acquire up to 150,000 shares of Common Stock at $3.00 per share. See "Business - Agreement with Computer Sciences Corporation" and "Item 13 - Certain Relationships and Related Transactions."

         The Company has obtained directors' and officers' liability insurance with a $2,500,000 limit of liability and a $2,500,000 excess coverage. The policy period expires on February 24, 2000. The Company intends to renew such policy or obtain comparable coverage after the expiration of such policy. However, there can be no assurances to this effect.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table reflects, as of April 6, 1999, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each Named Executive (See "Compensation of Executive Officer and Directors"), (c) each person known by the Company to be a beneficial holder of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

                                                                         PERCENT #
NAME AND ADDRESS
OF BENEFICIAL OWNER                          NUMBER OF SHARES          BEFORE OFFERING *
-------------------                          ----------------          -----------------

Chaim Markheim(1)                                320,250                     3.13

Raymond A. Hartman(2)                            340,250                     3.32

Steven A. Qualls(3)                               64,666                       *

Alan R. Novak(4)                                 125,000                     1.25

John J. McAtee, Jr.(5)                           209,000                     2.09

Calvin Hori and Hori
Capital Management, Inc.(6)                      933,100                     9.43

Platinum Partners, LP(6)                         759,000                     7.67

Warwick Alex Charlton (7)                        155,000                     1.54

Pennsylvania Merchant Group Ltd(8)               869,840                     8.37

Richard Hansen (8)                               869,840                     8.37

Joseph E. Gallo, Trustee(9)                      950,500                     9.54

All directors and
Officers as a group
(6 persons)(10)                                1,214,166                    11.04

-----------------------

(FOOTNOTES CONTINUE ON THE FOLLOWING PAGE)

(FOOTNOTES FROM THE PRIOR PAGE)

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

         *  Less than 1%.

         1. Includes options to purchase up to 320,250 shares of Common Stock. Mr. Markheim's address is 2431 Impala Drive, Carlsbad, California 92008.

         2. Includes options to purchase up to 330,250 shares of Common Stock registered in his name and options to purchase up to 10,000 shares of Common Stock registered in the name of his wife, Sandra Hartman. Mr. Hartman's address is 2431 Impala Drive, Carlsbad, California 92008.

         3. Includes 4,666 shares of Common Stock and options to purchase up to 60,000 shares of Common Stock. Mr. Qualls' address is 12351 Research Parkway, Orlando, Florida 32826.

         4. Includes 28,601 shares of Common Stock, which are being registered on Form S-1 and options to purchase up to 96,399 shares of Common Stock. Does include options to purchase up to 25,000 shares of Common Stock, which are vested, and does not include 15,000 options, which may vest periodically during the course of the year. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

         5. Includes 99,000 shares of Common Stock, including 84,000 of which are being registered on Form S-1 and options to purchase up to 110,000 shares of Common Stock. Does include options to purchase up to 25,000 shares of Common Stock, which are vested, and does not include 15,000 options, which may vest periodically during the course of the year. Mr. McAtee's address is Two Greenwich Plaza, Greenwich, Connecticut 06830.

         6. The listed persons, Calvin Hori ("Hori"), Hori Capital Management, Inc. ("Hori Capital") and Platinum Partners, LP ("Platinum") have jointly filed an Amendment No. 1 to Schedule 13D (the "Schedule 13D"), dated December 1, 1997, with respect to 933,100 shares of Common Stock. The Schedule 13D provides, in pertinent part, that: (a) Hori, Hori Capital and Platinum may be deemed to be the beneficial owners of 759,000 of these shares, and (b) Hori and Hori Capital may be deemed to be the beneficial owners of an additional 174,100 of these shares. The address for each of the listed persons is One Washington Mall, Boston, Massachusetts 02108.

         7. Includes options to purchase 155,000 shares of Common Stock. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest subject to certain schedules periodically during the course of the year. Mr. Charlton's address is 304 Old Colony Road, Hartsdale, New York 10530.

         8. Includes 369,840 shares of Common Stock and 500,000 Warrants to purchase shares of Common Stock. This figure also includes 50,000 shares of Common Stock owned by Penelope Hansen, wife of Richard Hanson in her own name. Of the Warrants listed above, 75,000 are contingent on certain events occurring and may vest at any time. PMG and Mr. Hansen's address is Four Falls Corp Center, West Conshocken, PA 19428. See "Certain Relationships and Related Transactions."

         9. Includes 888,000 shares of Common Stock and 52,500 Warrants to purchase shares of Common Stock. Mr.Gallo is the Trustee of four (4) trusts which own these securities. All of the shares of Common Stock and the shares underlying the Warrants are being registered on Form S-1. In addition, three of these trusts are entitled to receive additional shares which will be issued subsequent to the date of this Report in exchange for accrued but unpaid interest on loans made to the Company. As of the date of this Report the exact amount of additional shares to be issued is unknown but the Company estimates that the number will not exceed 25,000 shares. Mr. Gallo's address is 600 Yosemite Blvd., Modesto, CA 95354. See "Item 13 - Certain Relationships and Related Transactions."

         10. Includes 132,267 shares of Common Stock and options to purchase up to 1,106,899 shares of Common Stock. Does not include options to purchase up to 45,000 shares of Common Stock, which may vest subject to certain schedules. See "Item 13 - Certain Relationships and Related Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONVERTIBLE DEBT AND CONVERSION OF CONVERTIBLE DEBT

         In 1995, the Company sold an aggregate of $500,000 in six-month convertible secured notes in a private transaction, pursuant to an exemption from registration under Regulation S promulgated under the Securities Act. The Company also issued to such persons warrants to purchase up to 500,000 shares of Common Stock which expired in 1995 due to the Company's meeting of certain filing requirements. The noteholders were also granted a transferable one-year option to purchase 134,000 additional shares at $2.25 per share, and 134,000 shares at $3.00 per share, which were exercised in 1996, and 107,000 shares at $3.75 per share, which expired without exercise. In January and April 1996, the notes were converted into an aggregate of 538,583 shares of Common Stock at a conversion price of $0.96 per share. In April 1996, an additional 30,000 shares were issued pursuant to Regulation S as payment of past due rent valued at $60,000.

         During July and August, 1998, Acculase issued $1,000,000 of 10% Convertible Promissory Notes (the "Convertible Notes"). The Convertible Notes were guaranteed by the Company. Interest was payable annually and could be paid in cash or in the Company's Common Stock at the Company's option. The entire amount of principal was automatically converted in 500,000 shares of the Company's Common Stock, at a conversion price of $2.00 per share, on December 31, 1998. Additional shares will be issued subsequently in exchange for accrued but unpaid interest. As of the date of this Report the exact amount of additional shares to be issued is unknown but the Company estimates that the number will not exceed 25,000 shares. The shares issued in conversion of the Convertible Notes are being registered on Form S-1. At December 31, 1998, the amount of accrued and unpaid interest on the Convertible Notes was $41,735.

         As of March 31, 1999, PMG arranged for the Company to issue to various investors $2,380,000 of units of its securities (the "Units"), each Unit consisting of: (i) $10,000 principal amount of 7% Series A Convertible Subordinated Notes (the "Subordinated Notes"); and (ii) common stock purchase warrants to purchase up to 2,500 shares of Common Stock (the "Unit Warrants"). The entire principal is due and payable in one payment on the earlier of: (i) December 15, 1999; or (ii) the date that is three business days after the Company consummates its next equity financing (the "Subsequent Financing") in which the Company receives net proceeds of at least $2,380,000 (the "Due Date"). Interest accruing on the Subordinated Notes through June 15, 1999 is payable on June 15, 1999. Interest accrued as of the earlier of the Due Date or December 15, 1999, is payable on the earlier of the Due Date or December 15, 1999. Payment of principal and interest on the Subordinated Notes is subordinate and junior in right of payment to the prior payment in full of all senior debt of the Company. The Subordinated Note holders may convert the Subordinated Notes and accrued and unpaid interest thereon, if any, into shares of Common Stock at any time prior to maturity or receipt of prepayment into shares of Common Stock at a conversion price of $2.00 per share. The Subordinated Notes provide that the conversion price is to be adjusted in the event that the Company issues shares of Common Stock for consideration of less than $2.00 per share. In such event, the per share conversion price will be adjusted to the issue price of such additionally issued shares of Common Stock.

         The Unit Warrants are exercisable into an initial 1,250 shares of Common Stock at any time after purchase until March 31, 2004. The balance of the Unit Warrants are exercisable into an additional 1,250 shares of Common Stock (the "Contingent Shares") if the Unit holder has voluntarily converted at least a portion of the principal amount of the Subordinated Note that make up a portion of the Unit into shares of Common Stock. The amount of Contingent Shares that may be acquired by a Unit Warrant holder will be proportionate to the ratio of the amount of principal of the Subordinated Notes which are converted into shares of Common Stock over the original principal amount of the Subordinated Notes. The exercise price of the Unit Warrants will be the lower of (i) $2.00 per share of Common Stock; and (ii) the price per share of Common Stock in the Subsequent Financing. The Unit Warrants provide that they may be adjusted in the event that the Company issues shares of Common Stock for consideration of less than $2.00 per share. In such event, the per share exercise price of the Unit Warrants will be adjusted to the issue price of such additionally issued shares of Common Stock. As of the date of this Report, no adjustments have been made. All of the shares of Common Stock underlying the Subordinated Notes and the Unit Warrants are being registered on Form S-1.

CERTAIN ISSUANCES TO FORMER AFFILIATES

         In February, 1996, the Company issued 25,000 shares of Common Stock to Susan E. Barnes, the wife of Bernard B. Katz, a former director and Chairman of the Board of the Company, in consideration for her personal guaranty of $81,000 in lease obligations associated with the Company's Andover, Massachusetts facility. In February, 1996, the Company agreed to issue to Ms. Barnes 50,000 shares of Common Stock at a value of $1.00 per share for services she arranged to provide in connection with raising $1.5 million to finance the Company's emergence from the Bankruptcy Proceeding.

         In October, 1996, the Company issued an additional 100,000 shares of Common Stock to Ms. Barnes in connection with a second guaranty of the Andover lease and lease extension, after the lease went into default and the landlord was threatening immediate eviction. This second personal guaranty was secured by a pledge of 391,360 shares of her personally owned Helionetics common stock. The Andover lease was subsequently terminated. The Andover lease was the only lease of the Company guaranteed by stockholders of the Company. All guarantees of Ms. Barnes have been terminated.

ISSUANCE OF SHARES, OPTIONS AND WARRANTS

         On January 2, 1996, the Company adopted the Company's 1995 Non-Qualified Option Plan for key employees, officers, directors and consultants, and reserved up to 500,000 shares of Common Stock for which options could be granted thereunder. On January 2, 1996, the Company granted a total of 335,000 options at an exercise price of $1.50 per share to certain directors, employees and consultants.

         During 1996, the Company issued 151,000 shares of Common Stock and options to purchase up to 62,500 shares of Common Stock in exempt transactions to key employees and consultants for services rendered and as compensation at an exercise price of $2.50 per share. Included were issuances to certain current and former officers and directors for services rendered, as follows: (i) Steven
A. Qualls (10,000 shares), (ii) Chaim Markheim (5,000 shares) and (iii) Maxwell Malone (5,000 shares).

         During 1997, the Company issued a total of 105,000 shares of Common Stock to Don Davis, Esq. as a consultant in connection with legal services rendered to the Company. The services included, but were not limited to, general representation of the Company and securities disclosure work in relation to the Company's continuing obligation to provide reports pursuant to the Exchange Act. In addition, the Company issued, to Raymond A. Hartman options to acquire 250,000 shares of Common Stock at an exercise price of $0.50 per share and having a five-year term, contingent upon certain performance contingencies. On April 5, 1999, the Company's Board of Directors deemed all such contingencies fulfilled and the options vested.

         On July 1, 1997, the Company granted a total of 108,500 options at an exercise price of $1.00 per share to certain employees and consultants. On October 31, 1997, the Company issued options to purchase up to 20,000 shares of Common Stock at an exercise price of $1.00 per share to a former director of the Company. In October, 1997, in satisfaction of all compensation owed by the Company to K.B. Equities, Inc. ("KB Entities"), an affiliate of Mr. Katz and Ms. Barnes, for consulting services rendered to the Company in 1997, the Board of Directors granted options to acquire 100,000 shares of Common Stock to K.B. Equities at an exercise price of $0.75 per share, and with a term of seven years. Mr. Katz resigned from the Board of Directors of the Company on October 9, 1997.

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

         On December 15, 1997, the Company issued Warrants to PMG to purchase up to 300,000 shares of Common Stock at an exercise price of $2.00 per share, which expire on December 15, 2002. The Warrants were issued to PMG as compensation for past and future investment banking and advisory services. The 300,000 shares underlying the Warrants are being registered on Form S-1.


         In April, 1998, the Company issued options to Chaim Markheim to purchase up to 250,000 shares of Common Stock at an exercise price of $2.875 per share with a five (5) year term.

         In April, 1998, the Company issued options to purchase up to 100,000 shares of Common Stock, at the exercise price of $2.875 per share, with a five-year term, and 20,000 shares of Common Stock, to certain consultants for services rendered. The 20,000 shares were issued for services rendered at a $1.00 per share.

         Outside/non-employee members of the Board of Directors receive options to purchase up to 20,000 shares of Common Stock as compensation, on an annual basis, at an exercise price equal to the market price of the Common Stock on the last trading day of the preceding year. The options vest at the rate of 5,000 options per quarter during each quarter in which such person has served as a member of the Board of Directors. The Company granted to John J. McAtee and Alan
R. Novak options to purchase up to 20,000 shares of Common Stock at an exercise price of $2.875 per share for services rendered during 1998. The Company granted to Messrs. McAtee and Novak an additional 20,000 options to purchase a like number of shares of Common Stock at an exercise price of $2.8125 per share for services to be rendered during 1999. Of these options, 5,000 are vested as of the date of this Report.

         Upon Warwick Alex Charlton's joining the Company's Board of Directors on March 8, 1999, he was granted options to purchase 20,000 shares of Common Stock at an exercise price of $2.8125 per share for services to be rendered during 1999. Of these options 5,000 are vested as of the date of this Report.

         In 1999, in respect of the period August, 1998, through February, 1999, the Company granted to its current legal counsel, Matthias & Berg LLP ("M& B"), options to acquire an aggregate of 17,864 shares of the Company's Common Stock at exercise prices of between $1.50 and $2.56 per share. The options are exercisable for a period of 120 months from the date of grant. These options were issued as a part of a fee agreement between the Company and M&B, whereby M&B received options having an exercise price equal to 20% of its monthly fees in the form of common stock of the Company valued at the closing bid price on the last day of each month. M&B agreed to forego collection of such fees, and use the uncollected fees to exercise the options by cancellation of the outstanding fees.

         On April 5, 1999, the Company issued to a non-executive employee options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $3.1875. Such options vest, pursuant to a schedule, over a period of five years.

CERTAIN ISSUANCES OF SECURITIES

         In September and October, 1997, the Company privately sold a total of 679,500 restricted shares of Common Stock in a private placement at a price of $1.25 per share. The price of the Common Stock on the date of this transaction was $2.50 per share. The Company sold an additional 28,601 shares at a price of $1.25 per share in the third quarter of 1997. The price of the Common Stock on the date of this transaction was $2.56 per share. These funds were used in part to pay outstanding accounts payable and to make a partial payment on delinquent Federal and State taxes outstanding. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In September, 1997, PMG purchased from Helionetics, with the approval of the Federal Bankruptcy Court in the pending Helionetics Chapter 11 Bankruptcy proceeding, all debt owed by Acculase to Helionetics. In October, 1997, the Company purchased the debt owing by Acculase, in the amount of $2,159,708 from PMG in consideration of 800,000 shares of Common Stock.

         In November, 1997, the Company issued 1,500,000 shares of Common Stock and 750,000 warrants (the "Warrants"), with an exercise price of $4.00 per share and a term of five (5) years, in a private placement, resulting in gross proceeds of $6,000,000 to the Company. The price of the Common Stock at November 30, 1997, was $5.06 per share. The Company also issued 150,000 Warrants and paid a commission of $480,000 to PMG as a placement agent fee. The Warrants have an exercise price of $4.00 per share. The Warrants provide that they may be adjusted in the event that the Company issues shares of Common Stock for consideration of less than $4.00 per share. In such event, the per share exercise price will be adjusted to the issue price of such additionally issued shares of Common Stock. In December, 1998, the Company issued shares of its Common Stock at $1.50 per share. The effect of such issuance was to reduce the exercise price of the 750,000 Warrants and the 150,000 Warrants issued to PMG, at $1.50 per share. The Shares underlying these Warrants are being registered on Form S-1. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


         The Company has agreed to issue to PMG an additional 75,000 warrants (the "Contingent Warrants") at a purchase price of $0.001 per share at such time as any of the other 750,000 Warrants have been exercised. The Contingent

Warrants will be exercisable for a period of five years following the date of issue at an exercise price equal to the average closing bid price for the Common Stock for the ten trading days preceding the date of issue. The Warrants may be redeemed by the Company, upon 30 days' notice, at a redemption price of $0.10 per share if the closing bid price of the Common Stock exceeds $8.00 per share for a period of thirty consecutive trading days.

         In July, 1998, the Company granted warrants to acquire 300,000 shares of Common Stock to PMG at an exercise price of $2.00 per share in consideration for the guarantee, by PMG, of a lease of office space in Carlsbad, California by the Company and the raising of a bridge loan of $1,000,000. Such Warrants are exercisable at anytime until July 15, 2003. The shares underlying these Warrants are being registered on Form S-1. See "Item 13 - Certain Relationships and Related Transactions - Convertible Debt and Conversion of Convertible Debt."

         On December 31, 1998, the Company sold to Mr. & Mrs. Richard A. Hansen an aggregate of 100,000 shares of the Company's restricted Common Stock $1.50 per share. The price of the Common Stock at December 30, 1998, was $2.50 per share. Mr. Hansen is the President of PMG, the Company's investment banker. These Shares are being registered on Form S-1.

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

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements
         --------------------

         Consolidated balance sheet of Laser Photonics, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1998.

B.       Reports on Form 8-K
         -------------------

         Not Applicable

C.       Other Exhibits
         --------------

         27       Financial Data Schedule

----------------------

*        Previously filed with the Securities and Exchange Commission.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661,and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

         Certain documents listed above, as exhibits to this Report on Form 10-K, are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LASER PHOTONICS, INC.


Date: April 15, 1999                   By: /s/ Raymond A. Hartman
                                           -------------------------
                                           Raymond A. Hartman
                                           President, Chief Executive Officer
                                           and Director

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                                       LASER PHOTONICS, INC.


Date: April 15, 1999                   By: /s/ Raymond A. Hartman
                                           -------------------------
                                           Raymond A. Hartman
                                           President, Chief Executive Officer
                                           and Director


Date:  April 15, 1999                  By: /s/ Chaim Markheim
                                           -------------------------
                                           Chaim Markheim
                                           Director, Chief Operating Officer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)


Date:  April 15, 1999                  By: /s/ Steven A. Qualls
                                           -------------------------
                                           Steven A. Qualls
                                           Director and Executive Vice
                                           President


Date:  April 15, 1999                  By: /s/ Alan R. Novak
                                           -------------------------
                                           Alan R. Novak
                                           Director


Date:  April 15, 1999                  By: /s/ John J. McAtee, Jr
                                           -------------------------
                                           John J. McAtee, Jr.
                                           Director

Date:  April 15, 1999                  By: /s/ Warwick Alex Charlton
                                           -------------------------
                                           Warwick Alex Charlton
                                           Chairman of the Board of Directors

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT.................................................F-2

CONSOLIDATED BALANCE SHEETS - December 31, 1998 and 1997.....................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years ended December
     31, 1998, 1997 and 1996.................................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - For the Years ended
     December 31, 1998, 1997 and 1996........................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years ended December
     31, 1998, 1997 and 1996.................................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Laser Photonics, Inc. and Subsidiaries
San Diego, California

We have audited the accompanying consolidated balance sheets of Laser Photonics, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Photonics, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits referred to above include audits of the financial statement schedule listed under Item 14(a)(2) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



/s/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California

April  8, 1999

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  --------------    --------------

                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $     174,468     $   1,225,932
     Accounts receivable, net of allowance for doubtful accounts
         of $68,000 and $75,000 in 1998 and 1997, respectively                           34,676           343,465
     Receivable from related party                                                       54,600            25,000
     Inventories                                                                        458,343           951,209
     Prepaid expenses and other assets                                                     -               66,463
                                                                                  --------------    --------------
              Total current assets                                                      722,087         2,612,069

PROPERTY AND EQUIPMENT, net                                                             127,190           141,432

PATENT COSTS, net of accumulated amortization of $32,318 and
     $23,965 in 1998 and 1997, respectively                                              52,480            60,833

PREPAID LICENSE FEE, net of accumulated amortization of $541,667
     and $41,667 in 1998 and 1997, respectively                                       3,458,333         3,958,333

EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANY, net
     of accumulated amortization of $1,862,296 and $1,342,614 in
     1998 and 1997, respectively                                                        476,273           995,955

OTHER ASSETS                                                                             33,932            39,682
                                                                                  --------------    --------------

TOTAL ASSETS                                                                      $   4,870,295     $   7,808,304
                                                                                  ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Current portion of notes payable and long-term debt                          $     620,581     $     573,782
     Payable to related party                                                           136,002            36,222
     Accounts payable                                                                   404,666           859,559
     Accrued payroll and related expenses                                               393,339           400,222
     Other accrued liabilities                                                          666,852           631,808
     Deferred revenue                                                                   343,906            95,000
                                                                                  --------------    --------------

              Total current liabilities                                               2,565,346         2,596,593

NOTES PAYABLE AND LONG-TERM DEBT, less current portion                                   69,893           282,559
LIABILITIES IN EXCESS OF ASSETS HELD FOR SALE                                           393,665             -
                                                                                  --------------    --------------

              Total liabilities                                                       3,028,904         2,879,152
                                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 8 and 11)                                           -                 -



STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 15,000,000 shares authorized,
         9,895,684 and 9,247,083 shares outstanding in 1998
         and 1997, respectively                                                          98,957            92,471
     Additional paid-in capital                                                      17,439,904        14,625,564
     Accumulated deficit                                                            (15,697,470)       (9,788,883)
                                                                                  --------------    --------------
              Total stockholders' equity                                              1,841,391         4,929,152
                                                                                  --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   4,870,295     $   7,808,304
                                                                                  ==============    ==============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                     1998              1997              1996
                                                                --------------    --------------    --------------
REVENUES:
   Sales                                                        $   1,580,422     $   2,960,330     $   2,901,454
   Other                                                              769,026           855,000               -
                                                                --------------    --------------    --------------
                                                                    2,349,448         3,815,330         2,901,454
                                                                --------------    --------------    --------------

COSTS AND EXPENSES
   Cost of sales                                                    1,806,557         2,090,276         2,329,299
   Selling, general and administrative                              3,608,108         2,181,304         1,158,841
   Research and development                                         1,243,372           685,109           850,993
   Bad debt expense related to related party receivable                   -              48,000           662,775
   Impairment recognized on reorganization goodwill                       -                 -           1,486,823
   Depreciation and amortization                                    1,088,649           741,481         1,214,876
                                                                --------------    --------------    --------------
                                                                    7,746,686         5,746,170         7,703,607
                                                                --------------    --------------    --------------

LOSS FROM OPERATIONS                                               (5,397,238)       (1,930,840)       (4,802,153)
                                                                --------------    --------------    --------------

OTHER INCOME (EXPENSE):
   Interest expense                                                  (510,948)         (386,069)         (392,000)
   Interest income                                                      8,907            52,280               -
   Other                                                               (6,008)          (38,572)         (163,815)
                                                                --------------    --------------    --------------

LOSS BEFORE INCOME TAX                                             (5,905,287)       (2,303,201)       (5,357,968)

INCOME TAX EXPENSE                                                     (3,300)           (3,900)              -
                                                                --------------    --------------    --------------

NET LOSS                                                        $  (5,908,587)    $  (2,307,101)    $  (5,357,968)
                                                                ==============    ==============    ==============


BASIC AND DILUTED LOSS PER SHARE                                $       (0.64)    $       (0.35)    $       (0.95)
                                                                ==============    ==============    ==============

WEIGHTED AVERAGE SHARES                                             9,287,507         6,531,190         5,619,668
                                                                ==============    ==============    ==============




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                       COMMON STOCK                ADDITIONAL
                                               -------------------------------       PAID-IN         ACCUMULATED
                                                  SHARES            AMOUNT           CAPITAL           DEFICIT            TOTAL
                                              --------------    --------------    --------------    --------------    --------------
BALANCES, January 1, 1996                         5,000,000            50,000         2,760,028        (2,123,814)          686,214
     Conversion of convertible debentures
         and related accrued interest               538,583             5,386           519,896               -             525,282
     Exercise of stock options                      268,000             2,680           700,820               -             703,500
     Stock issued for prior year services           148,500             1,485           171,640               -             173,125
     Stock issued for rent                           30,000               300            59,700               -              60,000
     Stock issued as compensation                   177,500             1,775           264,475               -             266,250
     Capital contribution from Helionetics              -                 -             853,669               -             853,669
     Net Loss                                           -                 -                 -          (5,357,968)       (5,357,968)
                                              --------------    --------------    --------------    --------------    --------------

BALANCES, December 31, 1996                       6,162,583            61,626         5,330,228        (7,481,782)       (2,089,928)
     Sale of stock and warrants, net of
         expenses                                 2,179,500            21,795         6,237,282               -           6,259,077
     Stock issued for services                      105,000             1,050            94,575               -              95,625
     Stock issued to purchase debt and
         accrued interest                           800,000             8,000         2,151,708               -           2,159,708
     Capital contributions from Helionetics             -                 -             140,448               -             140,448
     Compensation recognized upon issuance
         of stock options                               -                 -             671,323               -             671,323
     Net Loss                                           -                 -                 -          (2,307,101)       (2,307,101)
                                              --------------    --------------    --------------    --------------    --------------

BALANCES, December 31, 1997                       9,247,083            92,471        14,625,564        (9,788,883)        4,929,152
     Conversion of convertible notes payable        600,000             6,000         1,144,000               -           1,150,000
     Sale of stock                                   28,601               286            35,465               -              35,751
     Warrants issued for services                       -                 -           1,318,200               -           1,318,200
     Stock issued for services                       20,000               200            19,800               -              20,000
     Allocation of proceeds from notes payable
         due to beneficial conversion feature           -                 -             296,875               -             296,875
     Net Loss                                           -                 -                 -          (5,908,587)       (5,908,587)
                                              --------------    --------------    --------------    --------------    --------------

BALANCES, December 31, 1998                       9,895,684     $      98,957     $  17,439,904     $ (15,697,470)    $   1,841,391
                                              ==============    ==============    ==============    ==============    ==============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                     1998              1997              1996
                                                                --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $  (5,908,587)    $  (2,307,101)    $  (5,357,968)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                              1,088,650           741,581         1,214,876
         Amortization of debt issuance costs                          296,875               -                 -
         Impairment recognized on reorganization goodwill                 -                 -           1,486,823
         Bad debt expense related to related party receivable             -              48,000           662,775
         Allowance for doubtful accounts                                  -             (25,000)              -
         Stock issued to pay interest                                     -             168,268            25,282
         Warrants issued for services                               1,318,200               -                 -
         Stock issued for services                                     20,000            95,625               -
         Stock issued for rent                                            -                 -              60,000
         Stock issued as compensation                                     -                 -             266,250
         Compensation recognized upon issuance of stock
              options                                                     -             671,323               -
         Changes in operating assets and liabilities:
              Accounts receivable                                     168,789            64,970          (127,066)
              Inventories                                              40,105           (60,198)          (35,147)
              Prepaid expenses and other assets                        (1,576)          (63,350)           16,838
              Accounts payable                                        355,379           161,273            17,830
              Accrued payroll and related expenses                     36,893          (270,259)          317,923
              Accrued research consulting fees                        291,000               -                 -
              Other accrued liabilities                               (37,864)         (313,983)          440,995
              Deferred revenue                                        248,906            95,000               -
                                                                --------------    --------------    --------------
         Net cash used in operating activities                     (2,083,230)         (993,851)       (1,010,589)
                                                                --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                          (116,158)          (37,541)          (16,024)
     Proceeds from disposal of property and equipment                     -              19,174               -
     Acquisition of patents and licenses                                  -          (4,001,926)
     Advances to related parties                                      (29,600)          (73,000)         (292,900)
                                                                --------------    --------------    --------------
         Net cash used in investing activities                       (145,758)       (4,093,293)         (308,924)
                                                                --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock and warrants                          35,751         6,259,077               -
     Proceeds from notes payable                                    1,276,960            71,094            92,952
     Payments on notes payable                                       (135,187)         (157,543)          (67,647)
     Capital contributions from Parent Company                            -             140,448           529,622
     Proceeds from exercise of stock options                              -                 -             703,500
                                                                --------------    --------------    --------------
         Net cash provided by financing activities                  1,177,524         6,313,076         1,258,427
                                                                --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (1,051,464)        1,225,932           (61,086)

CASH AND CASH EQUIVALENTS, beginning of period                      1,225,932               -              61,086
                                                                --------------    --------------    --------------

CASH AND CASH EQUIVALENTS, end of period                        $     174,468     $   1,225,932     $         -
                                                                ==============    ==============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                               $     137,572     $     158,939     $     189,021
                                                                ==============    ==============    ==============
         Income taxes                                           $         -       $         -       $         -
                                                                ==============    ==============    ==============
     Non-cash transactions:
         Conversion of convertible debentures to common stock   $   1,150,000     $         -       $     500,000
                                                                ==============    ==============    ==============
         Note payable issued to acquire leasehold improvements  $      70,000     $         -       $         -
                                                                ==============    ==============    ==============
         Stock issued to purchase debt and accrued interest     $         -       $   2,159,708     $         -
                                                                ==============    ==============    ==============
         Stock issued for accrued prior year services           $         -       $         -       $     173,125
                                                                ==============    ==============    ==============
         Reclassification of Helionetics advances to
              additional paid-in capital                        $         -       $         -       $     324,047
                                                                ==============    ==============    ==============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION AND NATURE OF OPERATIONS:
         --------------------------------------

         NATURE OF OPERATIONS - Laser Photonics, Inc. and subsidiaries (the "Company") operates in one segment and is principally engaged in the development, manufacture and marketing of laser systems and accessories for medical and scientific applications and, through its approximately 76% owned subsidiary, AccuLase, Inc., is developing excimer laser and fiber optic equipment and techniques directed toward the treatment of coronary heart disease.

         BANKRUPTCY FILING AND PLAN OF REORGANIZATION - On May 13, 1994, the Company filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Middle District of Florida for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Out of the reorganization, Helionetics, Inc. (Helionetics) acquired a 75% interest in the Company in exchange for cash and the contribution of its 76.1% interest in AccuLase, Inc. Helionetics has since filed for bankruptcy and sold its interests such that it is no longer an owner of the Company.

         The acquisition of AccuLase has been accounted for as a purchase and the results of operations of AccuLase have been included in these consolidated financial statements since May 23, 1995.

         After emerging from the reorganization, all assets and liabilities of the Company were restated to reflect their reorganization value in accordance with procedures specified in Accounting Principles Board Opinion 16 "BUSINESS COMBINATIONS" (APB16) as required by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets was classified as reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Goodwill") and was being amortized over five years. Because of the magnitude of the Company's losses since emerging from bankruptcy, the balance was considered impaired and written off as of December 31, 1996.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Laser Analytics, Inc. and AccuLase, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         STATEMENT OF CASH FLOWS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of long lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         REVENUE RECOGNITION - Revenues are recognized upon shipment of products to customers. Deferred revenue relates to payments received under the Baxter Agreement (See Note 11) in advance of delivery of related product.

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

         Excess of cost over net assets of acquired company represents the goodwill recorded by Helionetics for the purchase of AccuLase that has been "pushed down" to the Company. The balance is being amortized using the straight-line basis over 5 years.

         ACCRUED WARRANTY COSTS - Estimated warranty costs are provided for at the time of sale of the warranted product. The Company generally extends warranty coverage for one year from the date of sale.

         USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, obsolescence of inventories, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets, estimated future warranty costs, and penalties and interest

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         for delinquent payroll taxes. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

         RESEARCH AND DEVELOPMENT - Research and development costs are charged to operations in the period incurred.

         CONCENTRATIONS OF CREDIT RISK - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. In accordance with FASB Statement No. 105, "DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK" the credit risk amounts shown do not take into account the value of any collateral or security.

         The Company operates primarily in one industry segment and a geographic concentration exists because the Company's customers are generally located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

         As of December 31, 1998, the Company maintained cash in banks that was approximately $28,000 in excess of the federally insured limit.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments under FAS No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral, and maturity. The estimated fair values of notes payable approximate their carrying values.

         INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         LOSS PER COMMON AND COMMON EQUIVALENT SHARES - Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents as of December 31, 1998, 1997 and 1996 were anti-dilutive and excluded in the earnings per share computation.

         IMPACT OF RECENTLY ISSUED STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting FASB133 until the fiscal year beginning January 1, 2000. FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

         FASB132, "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" and FASB134, "ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE" were issued in 1998 and are not expected to impact the Company's future financial statement disclosures, results of operations or financial position.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior year's consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net loss.


3.       BASIS OF PRESENTATION:
         ----------------------

         As shown in the accompanying financial statements, the Company has reported significant net losses for the years ended December 31, 1998, 1997 and 1996 resulting in an accumulated deficit of $15,697,470 as of December 31, 1998.

         During 1997 and 1998, the Company took steps to mitigate the losses and enhance its future viability, as follows: AccuLase entered into a Master Technology Agreement with Baxter Healthcare Corporation (see
         Note 11) under which AccuLase has received $1,550,000 and will receive additional purchase commitments and future royalty payments. During 1998, the Company received proceeds of $1,150,000 through the issuance of convertible debentures, which were converted into 600,000 shares of the Company's common stock on December 31, 1998. The Company's board of directors authorized management to pursue the sale of the assets of Laser Photonics, Inc. and Laser Analytics, Inc. or consider the closure of their operations. Additionally, during March 1999, the Company issued convertible notes generating gross proceeds of approximately $2,300,000 to the Company. Also, the Company anticipates delivering certain lasers to Baxter under its agreement with them during the second quarter of 1999 which will generate an additional $600,000 cash to the Company. Finally, management expects to raise additional working

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         capital through the issuance of debt and equity securities. Management believes that these actions will allow the Company to continue as a going concern.


4.       INVENTORIES:
         ------------

         Inventories are as follows:

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  --------------    --------------
                  Raw materials                                                   $     229,199     $   1,255,107
                  Work-in-progress                                                      249,144           435,854
                  Finished goods                                                            -              79,772
                                                                                  --------------    --------------
                                                                                        478,343         1,770,733
                  Allowance for obsolescence                                            (20,000)         (819,524)
                                                                                  --------------    --------------
                                                                                  $     458,343     $     951,209
                                                                                  ==============    ==============


5.       PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consists of the following:

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  --------------    --------------
                  Machinery and equipment                                         $      18,434     $     248,439
                  Furniture and fixtures                                                 49,988            53,708
                  Leasehold improvements                                                 76,688               -
                                                                                  --------------    --------------
                                                                                        145,110           302,147
                  Accumulated depreciation and amortization                             (17,920)         (160,715)
                                                                                  --------------    --------------
                                                                                  $     127,190     $     141,432
                                                                                  ==============    ==============


         Depreciation expense amounted to $60,615, $171,777 and $258,304 in 1998, 1997 and 1996, respectively.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       OTHER ACCRUED LIABILITIES:
         --------------------------

         Other accrued liabilities consists of the following:

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  --------------    --------------
                  Accrued consulting fees                                         $     291,000     $         -
                  Accrued interest                                                      163,983            87,482
                  Accrued property taxes                                                 41,918           123,828
                  Accrued royalty                                                        62,020            54,733
                  Accrued warranty                                                          -             100,000
                  Customer deposits                                                         -              76,588
                  Other accrued liabilities                                             107,931           189,177
                                                                                  --------------    --------------
                                                                                  $     666,852     $     631,808
                                                                                  ==============    ==============


7.       NOTES PAYABLE AND LONG-TERM DEBT:
         ---------------------------------

         Notes payable and long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  --------------    --------------
         Notes payable - unsecured creditors, interest at prime rate, quarterly interest only payments beginning October 1, 1995,
         principal due October 1, 1999, unsecured.                                $     282,559     $     282,559

         Notes payable - unsecured creditors, interest at prime rate, quarterly interest only payments beginning October 1, 1995,
         principal due October 1, 1999, unsecured. Interest past due.                   165,298           165,298

         Note payable - creditor, interest at 10%, monthly interest only payments through May 5, 1997, thereafter monthly
         interest and principal payments of $6,384 through May 1999,
         unsecured. Payments past due.                                                  127,860           127,860

         Note payable - U.S. Treasury, interest at 9%, payable in
         monthly principal and interest installments through July
         2000, unsecured. Payments past due.                                             58,554           131,094

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Notes payable - various creditors, interest at 9%, payable in various monthly principal and interest installments through
         July 2000, unsecured. Payments past due.                                        85,250           100,726

         Note payable - creditor, interest at 9%, payable in monthly principal and interest installments of $1,258 through January
         2001, collateralized by personal property of the Company.
         Payments past due.                                                              28,813            48,804

         Note payable - lessor, interest at 10%, payable in monthly principal and interest installments of $1,775 through
         December 31, 2002, unsecured.                                                   70,000               -
                                                                                  --------------    --------------
                                                                                        818,334           856,341
         Less amount included in liabilities in excess of assets held for sale         (127,860)              -
         Less current maturities                                                       (620,581)         (573,782)
                                                                                  --------------    --------------
                                                                                  $      69,893     $     282,559
                                                                                  ==============    ==============



         As a result of the past due payments on some of the notes listed above, the notes are callable at the option of the holder. Therefore, these notes have been classified as current. Aggregate maturities required on notes payable and long-term debt at December 31, 1998 are due in future years as follows:

                  1999                                                                              $     748,441
                  2000                                                                                     26,274
                  2001                                                                                     23,425
                  2002                                                                                     20,194
                                                                                                    --------------
                                                                                                    $     818,334
                                                                                                    ==============


8.       STOCKHOLDERS' EQUITY:
         ---------------------

         In 1995, the Company sold an aggregate of $500,000 in six month convertible, secured notes in a private transaction to four offshore corporations. In January and April 1996, the notes and related accrued interest were converted into 538,583 shares of common stock of the Company.

         In conjunction with the issuance of convertible notes payable in 1995, the Company granted to the note holders a transferable one year option to purchase 375,000 additional shares of the Company's common stock, exercisable as follows: (1) 134,000 shares at $2.25 per share, (2) 134,000 shares at $3.00 per share, and (3) 107,000 shares at $3.75 per share. During July and August of 1996, 268,000 of these options were exercised for proceeds of $703,500. The remaining 107,000 options expired during 1996.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         On January 2, 1996, the Company adopted the 1995 Non-Qualified Option Plan (the Plan) for key employees, officers, directors, and consultants, and provided for up to 500,000 options to be issued thereunder. The option exercise price shall not be less than 100% of market value on the date granted, 40% of granted options vest immediately and may be exercised immediately; 30% vest and may be exercised beginning 12 months after grant; and the remaining 30% vest and may be exercised beginning 24 months from grant. No options may be exercised more than 10 years after grant, options are not transferable (other than at death), and in the event of complete termination "for cause" (other than death or disability) or "voluntary" termination, all "unvested" options automatically terminate.

         In January 1996, the Board approved the grant of options to certain key employees and consultants, to purchase 335,000 shares of common stock under the Plan. On the date of grant, 110,000 options were vested and the balance vested in 1997 and 1998. The options were granted with an exercise price of $1.50 per share and are exercisable through January 2006.

         In February 1996, the board approved the issuance of 50,000 shares of common stock to the Company's chairman, and 98,500 shares of common stock and options to purchase 62,500 shares of common stock to consultants for services rendered during 1995. The options were granted with an exercise price of $2.50 per share, are fully vested and are exercisable through February 2001.

         In April 1996, the board approved the issuance of 30,000 shares of common stock as payment of past due rent valued at $60,000.

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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In August 1997, the Company's board of directors authorized the sale of 750,000 shares of common stock at $1.25 per share through an investment banker ("the investment banker") pursuant to Regulation D under the Securities Act of 1933. In 1997, the Company sold 679,500 shares of common stock for $849,375. In 1998, the Company sold 28,601 shares of common stock for $35,751.

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

         In October 1997, the Company's board of directors authorized the sale of 1,500,000 shares of common stock at $4.00 per share through an investment banker ("the investment banker") pursuant to Regulation D under the Securities Act of 1933. Each share issued had attached a share purchase warrant to purchase a share of common stock for each two shares purchased in the offering for a period of five years at $4.00 per share. In the event these warrants are exercised, then the Company must issue the investment banker one additional warrant for every ten warrants exercised, exercisable for a period of five years at an exercise price equal to the average closing bid price for the common stock for the ten trading days preceding the date of issuance. As of December 31, 1997, the Company sold 1,500,000 shares of common stock for $6,000,000. In connection with this sale, the Company granted the investment banker warrants to purchase 150,000 at $4.00 per share for a period of five years. The warrants provide that they may be adjusted in the event that the Company issues shares of common stock for consideration of less than $4.00 per share. In such event, the per share exercise price will be adjusted to the issue price of such additionally issued shares of common stock. In December, 1998, the Company issued shares of its common stock at $1.50 per share. The effect of such issuance was to reduce the exercise price of these 900,000 warrants to $1.50 per share.

         In April 1998, the Company issued 20,000 shares of common stock in exchange for legal services of $20,000.

         In April 1998, the Board granted options to purchase 390,000 shares of common stock to certain officers and directors of the Company. The options are exercisable at $2.88 per share which was the market price on the date of grant. The options were fully vested at December 31, 1998 and expire in April 2003.

         During July and August, 1998, the Company arranged to have AccuLase, issue $1,000,000 of 10% convertible promissory notes to various investors. The convertible notes were guaranteed by the Company. Interest was payable annually in cash or in the Company's common stock at the Company's option. The entire principal was due and payable in one payment on or before December 31, 1998. The holders of the

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         convertible notes may convert any or all outstanding balances into the Company's common stock at a conversion price of $2.00 per share at any time. The market price of the Company's common stock on the date the convertible notes were issued was $2.59 per share. The Company recorded $296,875 as a deferred financing cost which was recorded as expense in 1998. All balances outstanding as of the maturity date of the convertible notes, if not paid, automatically convert into shares of the Company's common stock at a conversion price of $2.00 per share. The holders of convertible notes converted the notes into 500,000 shares. Additional shares will be issued subsequently in exchange for accrued but unpaid interest.

         In addition, in December 1998, the Company issued a note payable to the President of the Company's investment banker for $150,000 in cash. The note is convertible to shares of the Company's restricted common stock at $1.50 per share at the option of the holder of the note. The note was converted to 100,000 shares of stock in December 1998.

         In 1998, the Company issued warrants to acquire 600,000 shares of the Company's common stock at $2.00 per share to its investment banker for services provided. The Company recognized expense of $1,318,200 upon issuance of the warrants.


         A summary of option transactions during 1996, 1997, and 1998 under the Plan follows:


                                                                                                      WEIGHTED
                                                                                    NUMBER OF          AVERAGE
                                                                                      SHARES        EXERCISE PRICE
                                                                                  --------------    --------------
         Outstanding at January 1, 1996                                                     -                 -
              Granted                                                                   397,500               1.66
              Expired/canceled                                                              -                 -
                                                                                  --------------    --------------
         Outstanding at December 31, 1996                                               397,500               1.66
              Granted                                                                       -                 -
              Expired/canceled                                                              -                 -
                                                                                  --------------    --------------
         Outstanding at December 31, 1997                                               397,500               1.66
              Granted                                                                       -                 -
              Expired/canceled                                                              -                 -
                                                                                  --------------    --------------
         Outstanding at December 31, 1998                                               397,500               1.66
                                                                                  ==============    ==============


         At December 31, 1998, all plan options to purchase shares were exercisable at prices ranging from $1.50 to $2.50 per share.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         If not previously exercised the outstanding plan options will expire as follows:


                                                                                                      WEIGHTED
                                                                                    NUMBER OF          AVERAGE
                 YEAR ENDING DECEMBER 31,                                             SHARES        EXERCISE PRICE
                 ------------------------                                         --------------    --------------
                           2001                                                          62,500     $         2.50
                           2002                                                             -                 -
                           2003                                                             -                 -
                           2004                                                             -                 -
                           2005                                                             -                 -
                           2006                                                         335,000               1.50
                                                                                  --------------    --------------

                                                                                        397,500     $         1.66
                                                                                  ==============    ==============


         A summary of non-plan option transactions during 1996, 1997, and 1998 follows:


                                                                                                      WEIGHTED
                                                                                    NUMBER OF          AVERAGE
                                                                                      SHARES        EXERCISE PRICE
                                                                                  --------------    --------------
         Outstanding at December 31, 1995                                               375,000     $         3.00
              Granted                                                                       -                 -
              Exercised                                                                (268,000)              2.63
              Expired/canceled                                                         (107,000)              3.75
                                                                                  --------------    --------------
         Outstanding at December 31, 1996                                                   -                 -
              Granted                                                                   690,399               0.86
              Expired/canceled                                                              -                 -
                                                                                  --------------    --------------
         Outstanding at December 31, 1997                                               690,399               0.86
              Granted                                                                   390,000               2.88
              Expired/canceled                                                              -                 -
                                                                                  --------------    --------------
         Outstanding at December 31, 1998                                             1,080,399     $         1.59
                                                                                  ==============    ==============

         At December 31, 1998, all non-plan options to purchase shares were exercisable at prices ranging from $0.50 to $2.88.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         If not previously exercised the outstanding non-plan options will expire as follows:


                                                                                                      WEIGHTED
                                                                                    NUMBER OF          AVERAGE
                 YEAR ENDING DECEMBER 31,                                             SHARES        EXERCISE PRICE
                 ------------------------                                         --------------    --------------
                           2002                                                         570,399     $         0.87
                           2003                                                         390,000               2.88
                           2004                                                         120,000               0.79
                                                                                  --------------    --------------

                                                                                      1,080,399     $         1.59
                                                                                  ==============    ==============

         As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1998, 1997 and 1996 consistent with the provisions of FASB123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                   DECEMBER 31,
                                                                --------------------------------------------------
                                                                     1998              1997              1996
                                                                --------------    --------------    --------------
                  Net loss                                      $  (6,784,686)    $  (2,965,259)    $  (5,502,273)
                                                                ==============    ==============    ==============
                  Net loss per share                            $       (0.73)    $       (0.45)    $       (0.98)
                                                                ==============    ==============    ==============


         The fair value of each option is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted average fair value of the options granted during 1998, 1997 and 1996 was $1.97, $1.75 and $1.08, respectively. The following assumptions were used for grants in 1998; risk-free interest rate of 5.6%; expected lives of two years; dividend yield of 0%; and expected volatility of 137%. The following assumptions were used for grants in 1997: risk-free interest rate equal to the yield on government bonds and notes with a maturity equal to the expected life for the month the options were granted; expected lives of two years; dividend yield of 0%, and expected volatility of 134%. The following assumptions were used for grants in 1996; risk-free interest rate of 4.9%; expected lives of two years; dividend yield of 0%; and expected volatility of 148%.

         AccuLase has reserved 800,000 shares of its common stock for issuance under a noncompensatory employee stock option plan. Options are exercisable over a period of up to ten years from the date of grant. During 1993 and 1992, 5,000 and 28,500 options were granted at an exercise price of $.10 and $2.80 per share, respectively. At December 31, 1998, all outstanding options are exercisable.

         On February 4, 1998, the majority of the stockholders of the Company voted to increase the authorized number of common shares to 15,000,000.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       INCOME TAXES:

         Income tax expense (benefit) is comprised of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                     1998              1997              1996
                                                                --------------    --------------    --------------
         CURRENT
              Federal                                           $         -       $         -       $         -
              State                                                     3,300             3,900               -
                                                                --------------    --------------    --------------
                                                                        3,300             3,900               -
                                                                --------------    --------------    --------------

         DEFERRED
              Federal                                                     -                 -                 -
              State                                                       -                 -                 -
                                                                --------------    --------------    --------------
                                                                          -                 -                 -
                                                                --------------    --------------    --------------
         INCOME TAX EXPENSE                                     $       3,300     $       3,900     $         -
                                                                ==============    ==============    ==============



         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  --------------    --------------
         Current deferred tax assets:
              Accounts receivable, principally due to allowances
                  for doubtful accounts                                           $      27,000     $      29,000
              Compensated absences, principally due to accrual
                  for financial reporting purposes                                       21,000             8,000
              Warranty reserve, principally due to accrual for
                  financial reporting purposes                                           19,000            39,000
              Inventory obsolescence reserve                                            409,000           316,000
              Stock option compensation                                                 769,000           260,000
              Accrued expenses                                                           63,000            35,000
              Deferred revenue                                                              -              39,000
              UNICAP                                                                     34,000               -
                                                                                  --------------    --------------
                                                                                      1,342,000           726,000
              Less valuation allowance                                               (1,342,000)         (726,000)
                                                                                  --------------    --------------
                  Net current deferred tax assets                                 $         -       $         -
                                                                                  ==============    ==============

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                            DECEMBER 31,
                                                                                  --------------------------------
                                                                                       1998              1997
                                                                                  --------------    --------------
         Noncurrent deferred tax assets:
              Tax credit carryforwards                                            $     334,000     $     329,000
              Net operating loss carryforwards                                        6,534,000         5,301,000
              Depreciation and amortization                                             101,000            21,000
              Capitalized research and development costs                                339,000           323,000
                                                                                  --------------    --------------
                                                                                      7,308,000         5,974,000
              Less valuation allowance                                               (7,308,000)       (5,974,000)
                                                                                  --------------    --------------
                  Net noncurrent deferred tax assets                              $         -       $         -
                                                                                  ==============    ==============


         At December 31, 1998, Laser Photonics and AccuLase had net operating loss carryforwards of approximately $7,438,000 and $9,508,000, which expire in various years through 2018. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of the Companies.

         Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                     1998              1997              1996
                                                                --------------    --------------    --------------
         Total expense (benefit) computed by
              applying the U.S. statutory rate                         (34.0%)           (34.0%)           (34.0%)
         Permanent differences                                          14.6              25.7              47.8
         State income taxes                                              -                 0.2               -
         Effect of valuation allowance                                  19.4               8.3             (13.8)
                                                                --------------    --------------    --------------
                                                                         -  %              0.2%              -  %
                                                                ==============    ==============    ==============


10.      RELATED PARTY TRANSACTIONS:
         ---------------------------

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

         The Company has agreed to pay commissions to an officer of the Company for efforts in securing the Baxter Agreement (See Note 11). In 1998, the Company recognized $72,000 of commission expense related to this

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         agreement. In addition, the Company has received advances from the officer for operating expenditures. At December 31, 1998 and 1997, the amounts due to the officer were $136,002 and $36,222, respectively.

         At December 31, 1998 and 1997, the Company had $54,600 and $25,000 due from an officer of the Company for advances made.


11.      COMMITMENTS AND CONTINGENCIES:
         ------------------------------

         LEASES - The Company leases its main facility under a month-to-month operating lease which requires monthly payments of $11,000. AccuLase leases its facility under a non-cancelable operating lease which expires during 2003. The Company's other subsidiary leases its facility under a non-cancelable operating lease which expires during 2001. Rental expense for these leases amounted to $298,287, $346,260 and $376,147 for the years ended December 31, 1998, 1997 and 1996, respectively. The future annual minimum payments under the non-cancelable leases are as follows:

                     YEAR ENDED DECEMBER 31,
                     -----------------------
                              1999                                                                  $     164,000
                              2000                                                                        170,000
                              2001                                                                        170,000
                              2002                                                                         97,000
                              2003                                                                         64,000
                                                                                                    --------------
                     Minimum lease payments                                                         $     665,000
                                                                                                    ==============

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

         2.   In exchange Baxter agreed to:

              a) Pay AccuLase $700,000 in cash at closing, agreed to pay
                 AccuLase an additional $250,000 in cash three months after closing, and agreed to pay an additional $600,000 upon delivery of the first two commercial excimer lasers.

              b) To pay AccuLase a royalty equal to 10% of the "End User Price"
                 for each disposable product sold, or if the laser equipment is sold on a per treatment basis, the "imputed" average sale price based on "non" per procedure sales.

              c) To purchase from AccuLase excimer laser systems for
                 cardiovascular and vascular disease.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



              d) To fund the total cost of obtaining regulatory approvals world-wide for the use of the AccuLase laser and delivery systems for the treatment of cardiovascular and vascular disease.

              e) To fund all sales and marketing costs related to the
                 cardiovascular and vascular business.

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

         Revenues recognized on the Baxter Agreement in 1998 and 1997 were $769,000 and $855,000, respectively, and represented 33% and 22%, respectively, of total revenues.

         LICENSE AGREEMENT WITH BAXTER AND LASER SIGHT - On September 23, 1997, Baxter purchased certain patent rights to related patents from a third party for $4,000,000. In December 1997, the Company acquired a license to the acquired patent rights from Baxter. An agreement between the Company and AccuLase to determine how costs will be allocated has not yet been entered into.

         LICENSE AGREEMENT WITH GENERAL HOSPITAL - On November 26, 1997, the Company entered into a license agreement with The General Hospital Corporation ("General") whereby General grants the Company an exclusive, worldwide, royalty-bearing license. In consideration for the use of the license, the Company has agreed to pay General $12,500 for costs incurred prior to the effective date of the agreement, $25,000 upon execution of the agreement, $50,000 upon issuance by the U.S. Patent and Trademark Office of any Patent right, and $50,000 upon approval by the U.S. Food and Drug Administration of the First NDA 510(k), PMA or PMA Supplement. The Company has agreed to pay royalties of 4% of the net sales price on products that are covered by a valid claim of any patent right licensed exclusively to the Company, 2% of net sales price on products covered by a valid claim of any patent right licensed non-exclusively to the Company, 1% of net sales of products on which no royalty is payable for the next ten years following the first commercial sale and 25% of all non-royalty income.

         CLINICAL TRIAL AGREEMENT WITH MASSACHUSETTS GENERAL HOSPITAL - On March 17, 1998, the Company entered into a clinical trial agreement with Massachusetts General Hospital. The Company has agreed to support the clinical trials with a research grant of approximately $160,000, payable $50,000 upon execution of the agreement, $60,000 upon collection of final data from the study (which was completed in December 1998) and $50,000 upon delivery of the final report to serve as the basis for a 510 (k) submission to the FDA. At December 31, 1998, $60,000 was accrued and payable under the agreement.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         AGREEMENT WITH CSC HEALTHCARE - In November 1998 the Company entered into a consulting agreement with CSC Healthcare ("CSC") to assist the Company in its commercialization efforts of its Excimer technologies. For the year ended December 31, 1998, the Company incurred expense with CSC of $157,600 for services under the agreement and $73,500 for expenses. Additional consideration of $157,600 is payable in the event that the company raises more than $6,000,000 in subsequent financing. At December 31, 1998, $231,000 was accrued and payable under the agreement.

         PROPOSED SALE OF ASSETS - In December, 1998, the Company entered into a letter of intent with a third party to sell certain assets of its non-excimer laser business operations, subject to the assumption of certain liabilities. The completion of the transaction is subject to numerous items, including but not limited to, the execution of a final written agreement. The assets and liabilities attributed to this transaction have been classified in the consolidated balance sheet as liabilities in excess of assets held for sale. The amounts are stated at their carrying amounts which are less than their fair value as estimated based on the expected proceeds from the proposed sale. The amounts included in the financial statements at December 31, 1998 consists of the following:


              ASSETS:
                  Accounts receivable                                                               $     140,000
                  Inventories                                                                             452,761
                  Prepaid expenses and other assets                                                        73,789
                  Property and equipment, net                                                             139,785
                                                                                                    --------------
                      Total assets                                                                        806,335
                                                                                                    --------------
              LIABILITIES:
                  Accounts payable                                                                        810,272
                  Accrued payroll and related expenses                                                     43,776
                  Accrued property taxes                                                                  111,962
                  Other accrued liabilities                                                               106,130
                  Note payable                                                                            127,860
                                                                                                    --------------
                      Total liabilities                                                                 1,200,000
                                                                                                    --------------
              LIABILITIES IN EXCESS OF ASSETS HELD FOR SALE                                         $     393,665
                                                                                                    ==============


         Revenues of the related operations were $1,580,000, $2,960,000 and $2,901,000 for 1998, 1997 and 1996, respectively. Loss from the related operations was $996,000, $647,000 and $926,000 in 1998, 1997 and 1996,
         respectively.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                    ADDITIONS
                                                                 BALANCE AT         CHARGED TO                         BALANCE AT
                                                                  BEGINNING         COSTS AND                            END OF
                    CLASSIFICATION                                OF PERIOD          EXPENSES         DEDUCTIONS         PERIOD
                    --------------                              --------------    --------------    --------------    --------------
For the year ended December 31, 1998:
     Accumulated amortization - patent costs                    $      23,965     $       8,353     $         -       $      32,318
                                                                ==============    ==============    ==============    ==============
     Accumulated amortization - excess of cost
         over net assets of acquired companies                  $   1,342,614     $     519,682     $         -       $   1,862,296
                                                                ==============    ==============    ==============    ==============
     Allowance for doubtful accounts                            $      75,000     $         -       $       7,000     $      68,000
                                                                ==============    ==============    ==============    ==============
     Allowance for inventory obsolescence                       $     819,524     $     239,776     $         -       $   1,059,300
                                                                ==============    ==============    ==============    ==============

For the year ended December 31, 1997:
     Accumulated amortization - patent costs                    $      15,612     $       8,353     $         -       $      23,965
                                                                ==============    ==============    ==============    ==============
     Accumulated amortization - excess of cost
         over net assets of acquired companies                  $     822,830     $     519,784     $         -       $   1,342,614
                                                                ==============    ==============    ==============    ==============
     Allowance for doubtful accounts                            $     100,000     $         -       $      25,000     $      75,000
                                                                ==============    ==============    ==============    ==============
     Allowance for inventory obsolescence                       $     996,299     $         -       $     176,775     $     819,524
                                                                ==============    ==============    ==============    ==============

For the year ended December 31, 1996:
     Accumulated amortization - patent costs                    $       7,259     $       8,353     $         -       $      15,612
                                                                ==============    ==============    ==============    ==============
     Accumulated amortization - excess of cost
         over net assets of acquired companies                  $     303,148     $     519,682     $         -       $     822,830
                                                                ==============    ==============    ==============    ==============
     Accumulated amortization - reorganization
         goodwill                                               $     222,600     $   1,914,425     $         -       $   2,137,025
                                                                ==============    ==============    ==============    ==============
     Allowance for doubtful accounts                            $     100,000     $         -       $         -       $     100,000
                                                                ==============    ==============    ==============    ==============
     Allowance for inventory obsolescence                       $   1,477,000     $         -       $     480,701     $     966,299
                                                                ==============    ==============    ==============    ==============

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                               For the Years Ended
                        December 31, 1998, 1997, and 1996