Form 10-Q
period 1999-03-31
LASER PHOTONICS INC
filed 1999-05-25
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q


(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-11365
                                                -------

                              LASER PHOTONICS, INC.
                              ---------------------
             (exact name of registrant as specified in its charter)

         Delaware                                                59-2058100
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    2431 Impala Drive, Carlsbad, CA                                92008
    -------------------------------                                -----
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (760) 602-3300
                                                           --------------

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

                                  Yes X No____

   As of March 31, 1999, 9,895,684 shares of Common Stock, par value $0.01 per share, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

   Item 1   Financial Statements:
            Condensed Consolidated Balance Sheets
            as of March 31, 1999 (unaudited) and December 31, 1998.............3

            Condensed Consolidated Statements of Operations for the
            Three Months ended March 31, 1999 and 1998 (unaudited).............4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 1999 and 1998 (unaudited).............5

            Notes to Condensed Consolidated Financial Statements...............6

   Item 2   Management's Discussion and Analysis
            of Financial Condition and Results of Operations...................8


PART II  OTHER INFORMATION

            Exhibits and Reports on Form 8-K..................................10


            Signatures........................................................11



                          PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements

Condensed Consolidated Balance Sheets
LASER PHOTONICS, INC. AND SUBSIDIARIES

ASSETS                                                                     MARCH 31, 1999        December 31, 1998 *
                                                                             (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                          $        1,416,297       $        174,468
     Accounts receivable, net                                                       68,977                 34,676
     Receivable from related party                                                  54,600                 54,600
     Inventory                                                                     491,717                458,343
     Prepaid expenses                                                               78,149                    -
                                                                        -------------------      -----------------
         TOTAL CURRENT ASSETS                                                    2,109,740                722,087

Property and Equipment, net                                                        134,774                127,190
Prepaid license fee, net                                                         3,333,333              3,458,333
Debt issuance costs                                                                138,833                    -
Other                                                                               79,924                 86,412
Goodwill, net                                                                      346,352                476,273
                                                                        -------------------      -----------------

TOTAL ASSETS                                                            $        6,142,956       $      4,870,295
                                                                        ===================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable - Current portion                                    $          542,277       $        620,581
     Convertible notes payable                                                   2,380,000                    -
     Accounts payable                                                              315,827                404,666
     Accrued payroll and related expenses                                          335,809                393,339
     Other accrued liabilities                                                     769,665                666,852
     Payable to related party                                                      128,622                136,002
     Customer deposits                                                             102,628                    -
     Deferred revenue                                                              250,000                343,906
                                                                        -------------------      -----------------
         TOTAL CURRENT LIABILITIES                                               4,824,828              2,565,346

Notes Payable, less current portion                                                 54,012                 69,893
Liabilities in excess of assets held for sale                                      449,396                393,665
                                                                        -------------------      -----------------
         TOTAL LIABILITIES                                                       5,328,236              3,028,904

SHAREHOLDERS' EQUITY
     Common stock                                                                   98,957                 98,957
     Additional paid-in-capital                                                 18,924,429             17,439,904
     Accumulated deficit                                                       (18,208,666)           (15,697,470)
                                                                        -------------------      -----------------
         TOTAL SHAREHOLDERS' EQUITY                                                814,720              1,841,391
                                                                        -------------------      -----------------

                                                                        $        6,142,956       $      4,870,295
                                                                        ===================      =================


*Condensed from audited financial statements.

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




Condensed Consolidated Statements of Operations
LASER PHOTONICS, INC. AND SUBSIDIARIES


                                                                                           Three months ended
                                                                                   ----------------------------------
                                                                                      MARCH 31,         March 31,
                                                                                        1999               1998
                                                                                     (UNAUDITED)        (Unaudited)
REVENUES
    Sales                                                                          $      253,104    $     1,004,500
    Other                                                                                  93,906             95,000
                                                                                   ---------------   ----------------
         Total revenues                                                                   347,010          1,099,500
                                                                                   ---------------   ----------------

COSTS AND EXPENSES
    Cost of Sales                                                                         303,832            466,832
    Selling, General & Administrative                                                     560,587            603,618
    Research & Development                                                                175,282            296,713
    Depreciation and Amortization                                                         276,516            267,462
                                                                                   ---------------   ----------------
         Total costs and expenses                                                       1,316,217          1,634,625
                                                                                   ---------------   ----------------

LOSS FROM OPERATIONS                                                                     (969,207)          (535,125)

    Interest Expense                                                                    1,541,546             42,991
    Other expense (income), net                                                               443             (8,319)
                                                                                   ---------------   ----------------

NET LOSS                                                                           $   (2,511,196)   $      (569,797)
                                                                                   ===============   ================

BASIC & DILUTED LOSS PER SHARE                                                     $        (0.25)   $         (0.06)
                                                                                   ===============   ================


Weighted Average Shares                                                                 9,895,684          9,267,083
                                                                                   ===============   ================





     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



Condensed Consolidated Statements of Cash Flows
LASER PHOTONICS, INC.

                                                                                          Three months ended
                                                                                -------------------------------------
                                                                                    MARCH 31,              March 31,
                                                                                      1999                    1998
                                                                                   (UNAUDITED)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                   $    (2,511,196)       $    (569,797)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                                  272,138              267,462
         Stock issued to pay legal fees                                                    -                  20,000
         Interest related to beneficial conversion feature                            1,512,292                 -
     Changes in operating assets and liabilities:
         Current assets                                                                 (98,255)              85,482
         Current liabilities                                                           (146,796)            (107,838)
                                                                                ----------------       --------------
              NET CASH USED IN OPERATING ACTIVITIES                                    (971,817)            (304,691)
                                                                                ----------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                               (10,151)             (68,216)
                                                                                ----------------       --------------
              NET CASH USED IN INVESTING
   ACTIVITIES                                                                           (10,151)             (68,216)
                                                                                ----------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt                                                        (141,449)             (74,129)
     Payments on payable to related party                                                (7,380)                -
     Payments for debt and warrant issuance costs                                      (166,600)                -
     Proceeds from issuance of convertible notes payable and warrants                 2,380,000                 -
     Proceeds from other notes payable                                                  159,226                 -
     Proceeds from issuance of common stock                                                -                  35,751
                                                                                ----------------       --------------
                  NET CASH PROVIDED BY (USED IN)
                            FINANCING ACTIVITIES                                      2,223,797              (38,378)
                                                                                ----------------       --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                      1,241,829             (411,285)

CASH AND CASH EQUIVALENTS, beginning of period                                          174,468            1,225,932
                                                                                ----------------       --------------

CASH AND CASH EQUIVALENTS, end of period                                        $     1,416,297        $     814,647
                                                                                ================       ==============






     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                                 March 31, 1999


1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------

The condensed consolidated balance sheet as of March 31, 1999 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the three months ended March 31, 1999 and 1998 The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net loss.


2.  INVENTORY
    ---------

Inventory consists of the following:

                                              March 31,            December 31,
                                                1999                  1998

         Raw Materials                   $        242,573        $     209,199
         Work in Process                          249,144              249,144
                                         -----------------       --------------
         TOTAL INVENTORY                 $        491,717        $     458,343
                                         =================       ==============


3.  ASSETS HELD FOR SALE
    --------------------

The Company has entered into a letter of intent with a third party to sell certain assets of its non-excimer laser business operations, subject to the assumption of certain liabilities. The completion of the transaction is subject to numerous items, including but not limited to, the execution of a final written agreement. The assets and liabilities attributed to this transaction have been classified in the condensed consolidated balance sheet as liabilities in excess of assets held for sale. The amounts included in the financial statements consists of the following:



                                                          MARCH 31,            December 31,
                                                             1999                  1998
ASSETS
         Accounts receivable                          $        140,000        $     140,000
         Inventories                                           430,229              452,761
         Prepaid expenses and other assets                      53,152               73,789
         Property and equipment                                127,223              139,785
                                                      -----------------       --------------

         TOTAL ASSETS                                          750,604              806,335
                                                      -----------------       --------------

LIABILITIES
         Accounts payable                                      775,669              810,272
         Accrued payroll and related expenses                   64,009               43,776
         Accrued property taxes                                111,962              111,962
         Other accrued liabilities                             120,500              106,130
         Note payable                                          127,860              127,860
                                                      -----------------       --------------

         TOTAL LIABILITIES                            $      1,200,000        $   1,200,000
                                                      -----------------       --------------

         LIABILITIES IN EXCESS OF ASSETS
              HELD FOR SALE                           $        449,396        $     393,665
                                                      =================       ==============


Revenues of the related operations were $252,000 and $405,000 for the three months ended March 31, 1999 and 1998, respectively. Loss from the related operations was $337,000 and $287,000, respectively.

4.  CONVERTIBLE NOTES PAYABLE
    -------------------------

As of March 31, 1999, the Company issued to various investors securities consisting of: (i) $2,380,000 principal amount of 7% Series A Convertible Subordinated Notes (the "Subordinated Notes"); and (ii) common stock purchase warrants to purchase up to 595,000 shares of Common Stock (the "Unit Warrants"). Interest accrued through June 15, 1999 is payable on June 15, 1999. The principal amount plus interest accrued from June 15, 1999 is due on December 15, 1999 or upon subsequent equity financing which raises net proceeds of at least $2,380,000. The Subordinated Note holders may convert the Subordinated Notes and accrued and unpaid interest thereon, if any, into shares of Common Stock at any time prior to maturity into shares of Common Stock at a conversion price of $2.00 per share. The Subordinated Notes provide that the conversion price is to be adjusted in the event that the Company issues share of Common Stock for consideration of less than $2.00 per share. In such event, the per share conversion price will be adjusted to the issue price of such additionally issued shares of Common Stock.

The Unit Warrants are exercisable into an initial 297,500 shares of Common Stock at any time after purchase until March 31, 2004. The balance of the Unit Warrants are exercisable into an additional 297,500 shares of Common Stock (the "Contingent Shares") if the Unit holder has voluntarily converted at least a portion of the principal amount of the Subordinated Note that make up a portion of the Unit into shares of Common Stock. The amount of Contingent Shares that may be acquired by a Unit Warrant holder will be proportionate to the ratio of the amount of principal of the Subordinated Notes which are converted into shares of Common Stock over the original principal amount of the Subordinated Notes. The exercise price of the Unit Warrants is $2.00 per share of Common Stock. The Unit Warrants provide that they may be adjusted in the event that the Company issues shares of Common Stock for consideration of less than $2.00 per share. In such event, the per share exercise price of the Unit Warrants will be adjusted to the issue price of such additionally issued shares of Common Stock.

Gross proceeds from the securities were $2,380,000. Of these proceeds, $396,667 has been allocated to the warrants. The market price of the Company's common stock on the commitment date was $2.75 per share, resulting in a beneficial conversion of $0.75 per share. The aggregate amount of the beneficial conversion was $1,115,625. The discount on the notes related to the beneficial conversion and warrants was charged to interest expense on the date of issuance.




       Item 2. Management's Discussion and Analysis of Financial Condition
       -------------------------------------------------------------------
                            and Results of Operations
                            -------------------------

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forwarding looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, reliance on a major customer, ability to commercialize and market its products, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the "Risk Factors" section in the Company's Form 10-K for the year ended December 31, 1998. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Results of Operations
---------------------

Revenues for the three months ended March 31, 1999 decreased by $752,490 to $347,010 compared to $1,099,500 in the prior period. The decrease was due to a decrease in sales of scientific and medical lasers from the Company's Florida and Massachusetts operations and the non-recurring milestone payment in the prior period in the amount of $695,000 pursuant to the Baxter Agreement.

Gross margins were 12.4% for the three months ended March 31, 1999 compared to 57.5% for the three months ended March 31, 1998. The decrease in gross margins was due to reduced sales prices and unabsorbed overhead from reduced volumes in 1999.

Operating expenses decreased by $155,408 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to reductions in operations pending the sale of east coast operations.

Interest expense increased by $1,498,555 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 The increase was the result of the recognition of beneficial conversion feature on the notes payable of $1,512,292.

Net loss increased to $2,511,196 for the three months ended March 31, 1999 compared to $569,797 for the three months ended March 31, 1998. The increase in the net loss was due to the increases in operating expenses and decreases in revenues partially offset by reduction in operating costs.

Liquidity and Capital Resources
-------------------------------

As of March 31, 1999, the Company had cash and cash equivalents of $1,416,297 which is an increase of $1,241,829 since December 31, 1998. The Company has utilized cash generated from the sale of convertible notes payable to fund marketing, research and development, and other operating activities, as well as investments in operating assets to support anticipated sales of excimer lasers to Baxter and to pay off certain liabilities.

Capital expenditures in the three months ended March 31, 1999 of $10,151 related to purchases of equipment and leasehold improvements to support the excimer laser operations.

Cash flows provided by financing activities for the three months ended March 31, 1999 of $2,223,797 was due to the issuance of convertible notes payable for proceeds of $2,380,000 and proceeds from the issuance of other notes offset by debt issuance costs and principal payments on debt.


YEAR 2000
---------

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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                                 March 31, 1999


                           PART II. OTHER INFORMATION

       Item 1        Legal Proceedings:  See December 31, 1998 10-K

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

       Item 4        Submission of Matters to Vote of
                     Security Holders                                      None

       Item 5        Other Information                                     None

       Item 6        Exhibits and Reports on Form 8-K

                     a) Exhibits
                        27.1                             Financial Data Schedule
                     b) Reports on Form 8-K                                None

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                                 March 31, 1999




Signatures to Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LASER PHOTONICS, INC.
                              ---------------------
                                  (Registrant)




Date:  May 21, 1999                            By: /S/Raymond A. Hartman
                                               ---------------------------------
                                               Raymond A. Hartman
                                               Chief Executive Officer



Date:  May 21, 1999                            By: /S/Chaim Markheim
                                               ---------------------------------
                                               Chaim Markheim
                                               Chief Financial Officer