Form 10-Q
period 1999-06-30
LASER PHOTONICS INC
filed 1999-08-16
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-11365
                                                -------

                              LASER PHOTONICS, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


                    DELAWARE                              59-2058100
         -------------------------------              -------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)


         2431 IMPALA DRIVE, CARLSBAD, CA                    92008
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (760) 602-3300
                                                           --------------

              (Former name, former address and former fiscal year,
                         if changed since last report)
                                       N/A
                                       ---

  Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                                  YES X  NO
                                     ---   ---

             As of June 30, 1999, 9,895,684 shares of Common Stock,
                  par value $.01 per share, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART I  FINANCIAL INFORMATION

        Item 1   Financial Statements:
                 Condensed Consolidated Balance Sheets
                 as of June 30, 1999 and December 31, 1998                     3

                 Condensed Consolidated Statements of Operations for the
                 Three and Six Months ended June 30, 1999 and 1998             4

                 Condensed Consolidated Statements of Cash Flow for the
                 Six Months ended June 30, 1999 and 1998                       5

                 Notes to Condensed Consolidated Financial Statements          6

        Item 2   Management's Discussion and Analysis
                 of Financial Condition and Results of Operations              9


PART II OTHER INFORMATION

                 Exhibits and Reports of Form 8-K                             11




                 Signatures                                                   13


                          PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements
                                  --------------------

Condensed Consolidated Balance Sheets
Laser Photonics, Inc. and Subsidiaries



ASSETS                                                                        JUNE 30, 1999       December 31 ,1998 *
                                                                              -------------       -------------------
                                                                               (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                 $    143,005            $    174,468
     Accounts receivable, net                                                           687                  34,676
     Receivable from related party                                                   54,600                  54,600
     Inventory                                                                      515,882                 458,343
     Prepaid expenses                                                                57,851                       -
                                                                               -------------           -------------
         TOTAL CURRENT ASSETS                                                       772,025                 722,087

PROPERTY AND EQUIPMENT, net                                                         159,860                 127,190

PREPAID LICENSE FEE, net                                                          3,208,333               3,458,333
DEBT ISSUANCE COSTS                                                                  90,054                       -
OTHER                                                                                77,835                  86,412
GOODWILL, Net                                                                       216,432                 476,273
                                                                               -------------           -------------

TOTAL ASSETS                                                                   $  4,524,539            $  4,870,295
                                                                               =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable - Current portion                                           $    225,720            $    620,581
     Convertible notes payable                                                    2,380,000                       -
     Accounts Payable                                                               428,318                 404,666
     Accrued payroll and related expenses                                           414,799                 393,339
     Other Accrued liabilities                                                      801,221                 666,852
     Payable to related party                                                       132,402                 136,002
     Customer deposits                                                              115,227                       -
     Deferred revenue                                                               250,000                 343,906
                                                                               -------------           -------------
         TOTAL CURRENT LIABILITIES                                                4,747,687               2,565,346

NOTES PAYABLE, LESS CURRENT PORTION                                                  56,300                  69,893
Liabilities in excess of assets held for sale                                       526,971                 393,665
                                                                               -------------           -------------
         Total Liabilities                                                        5,330,958               3,028,904
                                                                               -------------           -------------

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock                                                                    98,957                  98,957
     Additional paid-in-capital                                                  19,226,686              17,439,904
     Accumulated Deficit                                                        (20,132,062)            (15,697,470)
                                                                               -------------           -------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                      (806,419)              1,841,391
                                                                               -------------           -------------

                                                                               $  4,524,539            $  4,870,295
                                                                               =============           =============

*Condensed from audited financial statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.


Condensed Consolidated Statements of Operations
Laser Photonics, Inc. and Subsidiaries


                                                     Three months ended                 Six months ended
                                              JUNE 30, 1999      June 30, 1998   JUNE 30, 1999     June 30, 1998
                                              -------------      -------------   -------------     -------------
                                               (UNAUDITED)        (Unaudited)     (UNAUDITED)        (Unaudited)
REVENUES
    Sales                                     $    333,761       $    368,768    $    586,865      $  1,373,268
    Other                                                -                  -          93,906            95,000
                                              -------------      -------------   -------------     -------------
                                                   333,761            368,768         680,771         1,468,268
                                              -------------      -------------   -------------     -------------

COSTS AND EXPENSES
    Cost of Sales                                  362,550            325,785         666,382           792,617
    Selling, General & Administrative              985,235            617,908       1,545,822         1,221,526
    Research & Development                         502,552            136,596         677,834           433,309
    Depreciation and Amortization                  272,994            269,998         549,510           537,460
                                              -------------      -------------   -------------     -------------
         Total costs and expenses                2,123,331          1,350,287       3,439,548         2,984,912
                                              -------------      -------------   -------------     -------------

LOSS FROM OPERATIONS                            (1,789,570)          (981,519)     (2,758,777)       (1,516,644)

    Interest Expense                               138,083             44,021       1,679,629            87,012
    Other expenses (income), net                    (4,257)            (4,472)         (3,814)          (12,791)
                                              -------------      -------------   -------------     -------------

NET LOSS                                      $ (1,923,396)      $ (1,021,068)   $( 4,434,592)     $ (1,590,865)
                                              =============      =============   =============     =============

BASIC & DILUTED LOSS PER SHARE                $      (0.19)      $      (0.11)   $      (0.45)     $      (0.17)
                                              =============      =============   =============     =============


Weighted Average Shares                          9,895,684          9,295,694       9,895,684         9,281,631
                                              =============      =============   =============     =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.


Condensed Consolidated Statements of Cash Flows
Laser Photonics, Inc.


                                                                                            Six months ended
                                                                                   JUNE 30, 1999         JUNE 30, 1998
                                                                                   -------------         -------------
                                                                                    (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                      $ (4,434,592)         $ (1,590,865)
     Adjustments to reconcile net loss to net cash used in
         Operating activities:
         Depreciation and Amortization                                                  549,512               537,460
         Amortization of debt issuance costs                                             48,779                     -
         Beneficial conversion feature and amortization of discount on
            convertible notes payable                                                 1,512,292                     -
         Compensation recognized upon issuance of stock options                         299,650                     -
         Stock options issued for services                                                2,607                     -
         Stock issued to pay legal fees                                                       -                20,000
     Changes in operating assets and liabilities:
         Current assets                                                                  32,694               149,386
         Current liabilities                                                             88,840               244,413
                                                                                   -------------         -------------
              NET CASH USED IN OPERATING ACTIVITIES                                  (1,900,218)             (639,606)
                                                                                   -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                               (44,553)             (100,508)
     Advances from related parties                                                            -                     -
                                                                                   -------------         -------------
              NET CASH USED IN INVESTING ACTIVITIES                                     (44,553)             (100,508)
                                                                                   -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt                                                        (398,053)              (96,039)
     Payments on related party notes payable                                            (11,160)                    -
     Advances from related parties                                                        7,560                     -
     Proceeds from notes payable                                                        101,561                     -
     Proceeds from convertible notes                                                  2,380,000                     -
     Debt issuance costs                                                               (166,600)                    -
     Proceeds from issuance of common stock                                                   -                35,751
                                                                                   -------------         -------------

              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,913,308               (60,288)
                                                                                   -------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (31,463)             (800,402)

CASH AND CASH EQUIVALENTS, beginning of period                                          174,468             1,225,932
                                                                                   -------------         -------------

CASH AND CASH EQUIVALENTS, end of period                                           $    143,005          $    425,530
                                                                                   =============         =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   -------------------------------------------

The condensed consolidated balance sheets as of June 30, 1999, the related condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. and subsidiaries as of June 30, 1999, the results of their operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

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

2. INVENTORY
   ---------

Inventory consists of the following:


                                            June 30, 1999           December 31, 1998
                                          -----------------         -----------------

    Raw Materials                         $        266,738          $        209,199
    Work in Process                                249,144                   249,144
                                          -----------------         -----------------

                                          $        515,882          $        458,343
                                          =================         =================

3. ASSETS HELD FOR SALE
   --------------------

On January 4, 1999, the Company entered into an agreement with a third party to sell certain assets of its non-excimer laser business operations, subject to the assumption of $1,200,000 of liabilities. The completion of the transaction is still pending. The assets and liabilities attributed to this transaction have been classified in the condensed consolidated balance sheet as liabilities in excess of assets held for sale. The amounts included in the financial statements consists of the following:

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


                                                                         JUNE 30,                  December 31,
                                                                           1999                        1998
                                                                     ---------------             ---------------
ASSETS
         Accounts receivable                                         $      130,298              $      140,000
         Inventories                                                        368,517                     452,761
         Prepaid expenses and other assets                                   58,040                      73,789
         Property and equipment                                             116,174                     139,785
                                                                     ---------------             ---------------

         TOTAL ASSETS                                                       673,029                     806,335
                                                                     ---------------             ---------------

LIABILITIES
         Accounts payable                                                   799,726                     810,272
         Accrued payroll and related expenses                                54,083                      43,776

         Accrued property taxes                                             111,962                     111,962
         Other accrued liabilities                                          106,369                     106,130
         Note payable                                                       127,860                     127,860
                                                                     ---------------             ---------------

         TOTAL LIABILITIES                                           $    1,200,000              $    1,200,000
                                                                     ---------------             ---------------

         LIABILITIES IN EXCESS OF ASSETS
                HELD FOR SALE                                        $      526,971              $      393,665
                                                                     ===============             ===============

Revenues of the related operations were $331,000 and $368,000 for the three months ended June 30, 1999 and 1998, respectively and $583,000 and $773,000 for the six months ended June 30, 1999. Losses from the related operations were $2,136,000 and $299,000 for the three months ended June 30, 1999 and 1998, respectively and $2,473,000 and $586,000 for the six months ended June 30, 1999 and 1998, respectively.

4.  CONVERTIBLE NOTES PAYABLE
    -------------------------

On March 31, 1999, the Company issued to various investors securities consisting of: (i) $2,380,000 principal amount of 7% Series A Convertible Subordinated Notes (the "Subordinated Notes"); and (ii) common stock purchase warrants to purchase up to 595,000 shares of Common Stock (the "Unit Warrants"). Interest accrued through June 15, 1999 was paid on July 27, 1999 and is included in other accrued liabilities. The principal amount plus interest accrued from June 15, 1999 is due on December 15, 1999 or upon subsequent equity financing which raises net proceeds of at least $2,380,000. The Subordinated Note holders may convert the Subordinated Notes and accrued and unpaid interest thereon, if any, into shares of Common Stock at any time prior to maturity into shares of Common Stock at a conversion price of $2.00 per share. On August 2, 1999, the convertible notes were voluntarily converted into common stock at $2.00 per share plus a warrant for every two shares of common stock.

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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

5. STOCKHOLDERS EQUITY
   -------------------

In June 1999, the stockholders of the company voted to increase the authorized number of shares of common stock to 25,000,000, to adopt the Company's 1999 Stock Option Plan and to reserve up to 1,250,000 shares of common stock for issuance under the 1998 Stock Option Plan.

6. SUBSEQUENT EVENTS
   -----------------

In July 1999, the Company commenced an offering of 2,222,222 shares of common stock at a price of $4.50 per share for gross proceeds of $10,000,000. In connection with the offering, the Company will pay a commission to Pennsylvania Merchant Group (PMG) of 8% of the gross proceeds raised plus $25,000 for expenses. In addition, for each $1,000,000 of gross proceeds, PMG will receive a warrant to purchase 10,000 shares of common stock at $4.50 per share.

       Item 2. Management's Discussion and Analysis of Financial Condition
               -----------------------------------------------------------
                            and Results of Operations
                            -------------------------

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

Results of Operations
---------------------

Revenues for the six months ended June 30, 1999 decreased by $787,497 to $680,771 compared to $1,468,268 in the prior period. The decrease was due to a decrease in sales of scientific and medical lasers from the Company's Florida and Massachusetts operations and the non-recurring milestone payment in the prior period in the amount of $695,000 pursuant to the Baxter Agreement. Revenues for the three months ended June 30, 1999 were $333,761 compared to $368,768 for the three months ended June 30, 1998. The decrease was due to a decrease in sales of scientific and medical lasers from the Company's Florida and Massachusetts operations.

Gross margins were 2.1% for the six months ended June 30, 1999 compared to 46.0% for the six months ended June 30, 1998. Gross margins were (8.6%) for the three months ended June 30, 1999 compared to 11.7% for the three months ended June 30,
199. The decrease in gross margins was due to reduced sales prices and unabsorbed overhead from reduced volumes in 1999.

Operating expenses increased by $580,871 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 and $736,279 for the three months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase was due to increases in consulting and professional fees and increased funding of research and development activities offset by reductions in operations pending the sale of East Coast operations.

Interest expense increased by $1,592,617 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase was the result of the recognition of the beneficial conversion feature and amortization of the discount on the convertible notes payable of $1,561,071. Interest expense increased by $94,062 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, due to interest and amortization of discount on the convertible notes payable.

Net loss increased to $4,434,592 for the six months ended June 30, 1999 compared to $1,590,865 for the six months ended June 30, 1998 and $1,923,396 for the three months ended June 30, 1999 compared to $1,021,068 for the three months ended June 30, 1998. The increase in the net loss was due to the increases in operating expenses, the increase in interest expense and decreases in revenues partially offset by reduction in operating costs.

Liquidity and Capital Resources
-------------------------------

As of June 30, 1999, the Company had cash and cash equivalents of $143,005 which is a decrease of $31,463 since December 31, 1998. The Company has utilized cash generated from the sale of convertible notes payable to fund marketing, research and development, and other operating activities, as well as investments in operating assets to support anticipated sales of excimer lasers to Baxter and to pay off certain liabilities.

Capital expenditures in the three months ended June 30, 1999 of $44,553 related to purchases of equipment and leasehold improvements to support the excimer laser operations.

Cash flows provided by financing activities for the six months ended March 31, 1999 of $1,913,308 was due to the issuance of convertible notes payable for proceeds of $2,380,000 and proceeds from the issuance of other notes offset by debt issuance costs and principal payments on debt.

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

                           PART II. OTHER INFORMATION

Item 1       Legal Proceedings:  See December 31, 1998 10-K
------

Item 2       Changes in Securities                                         None
------

Item 3       Defaults Upon Senior Securities                               None
------

Item 4       Submission of Matters to Vote of Security Holders
------

The Annual Meeting of Stockholders of Laser Photonics, Inc., was held in Carlsbad, California on June 22, 1999. The following matters were submitted to a vote of stockholders:

     1. To elect the Board of Directors, to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal.
     2. To adopt and approve a Restated Certificate of Incorporation and Restated Bylaws of the Company to (a) adopt certain measures affecting stockholders' rights and adopting certain "anti-takeover" provisions in connection with changes of control of the Company including (i) the division of the Board of Directors into three classes to be elected for separate terms of office, and (ii) supermajority requirements of 66 2/3% of the voting power of all issued and outstanding shares of voting stock with respect to the amendment, change or repeal of certain provisions of the proposes Restated Certificate of Incorporation and Bylaws, (b) permitting extensive indemnification of officers and directors, and (c) authorizing a class of up to 2,000,000 shares of Preferred Stock.
     3. To consider and vote to increase the authorized number of shares of Common Stock to 25,000,000.
     4. To adopt the Company's 1999 Stock Option Plan and to reserve up to 500,000 shares of the Company's Common Stock for issuance under the 1999 Stock Option Plan.
     5. To approve the form of indemnification agreements between the Company and the members of the Company's Board of Directors.
     6. To ratify the appointment of Hein + Associates LLP, as independent public accountants for the Company for the year ending December 31, 1999.

Stockholders of record at the close of business on May 18, 1999 were entitled to notice of, and to vote at, the meeting.

The following is a summary of the results of that meeting:

  PROPOSAL NO. 1 - ELECTION OF DIRECTORS

     Name of Director                 Result             Votes For           Votes Withheld             Total

Warwick Alex Charlton                Elected             6,571,417                12,211              6,583,628
Raymond A. Hartman                   Elected             6,573,416                10,482              6,583,898
Chaim Markheim                       Elected             6,573,416                10,482              6,583,898
John J. McAtee                       Elected             6,573,416                10,482              6,583,898
Alan R. Novak                        Elected             6,573,416                10,482              6,583,898
Harry Mittelman                      Elected             6,573,416                10,482              6,583,898
Steven Girgenti                      Elected             6,572,800                10,828              6,583,628

  PROPOSAL NO. 2 - APPROVAL OF RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS

The Adoption of the restated Certificate of Incorporation was not approved since only 3,315,316 shares were deemed present for purposes of this proposal.



  PROPOSAL NO. 3 - APPROVAL OF AMENDMENT TO  THE CERTIFICATE OF INCORPORATION

              Proposal Result                   Votes For       Votes Against      Votes Withheld         Total

Approved the amendment to the Company's
Certificate of Incorporation to increase
the authorized number of shares to
25,000,000                                      6,499,573           69,258             14,797           6,583,628


  PROPOSAL NO. 4 - ADOPTION OF STOCK 1999 STOCK OPTION PLAN

The adoption of the 1999 Stock Option Plan was not approved since only 3,315,316 shares were deemed present for purposes of this proposal.


  PROPOSAL NO. 5 - APPROVAL OF INDEMNIFICATION FORM

              Proposal Result                   Votes For       Votes Against      Votes Withheld         Total

Approved the form of an indemnification
agreement between the Company and the
Company's Board of Directors                    6,535,737           29,227             18,664           6,583,628


  PROPOSAL NO. 6 - RATIFICATION OF APPOINTMENT OF PUBLIC ACCOUNTANT

              Proposal Result                   Votes For       Votes Against      Votes Withheld         Total

Ratified the appointment of Hein +
Associates LLP, Certified Public
Accountants, as the Company's
independent accountants                         5,688,171           881,537            13,920           6,583,628

Item 5       Other Information                                             None
------

Item 6       Exhibits and Reports on Form 8-K
------

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

                                     LASER PHOTONICS, INC.
                                     ---------------------
                                     (Registrant)




Date:        August 9, 1999          By: /S/Raymond A. Hartman
                                         ---------------------------------------
                                     Raymond A. Hartman
                                     Chief Executive Officer



Date:        August 9, 1999          By: /S/Chaim Markheim
                                     -------------------------------------------
                                     Chaim Markheim
                                     Chief Financial Officer