Form 10-Q
period 1999-09-30
LASER PHOTONICS INC
filed 1999-11-22
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10 - Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

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

                                Yes X   No____

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

As of September 30, 1999, 13,167,975 shares of Common Stock, par value $.01 per share, were outstanding.

                                      INDEX
                                      -----
                                                                            Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

     Item 1   Financial Statements:
              Condensed Consolidated Balance Sheets
              as of September 30, 1999 and December 31, 1998                  3

              Condensed Consolidated Statements of Operations for the
              Three and Nine Months ended September 30, 1999 and 1998         4

              Condensed Consolidated Statements of Cash Flow for the
              Nine Months ended September 30, 1999 and 1998                   5

              Notes to Condensed Consolidated Financial Statements            6

     Item 2   Management's Discussion and Analysis
              of Financial Condition and Results of Operations                9


PART II  OTHER INFORMATION

              Exhibits and Reports of Form 8-K                                18


              Signatures                                                      19

                          PART I FINANCIAL INFORMATION
                           Item 1 Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
Laser Photonics, Inc. and Subsidiaries

ASSETS                                                                    SEPTEMBER 30, 1999     December 31 ,1998 *
                                                                          ------------------     -------------------
                                                                              (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                              $     6,619,434         $       174,468
     Accounts receivable, net                                                          -                     34,676
     Receivable from related party                                                   54,600                  54,600
     Inventory                                                                      627,167                 458,343
     Prepaid expenses                                                                37,268                       -
                                                                            ----------------        ----------------
         TOTAL CURRENT ASSETS                                                     7,338,469                 722,087

PROPERTY AND EQUIPMENT, net                                                         159,686                 127,190

PREPAID LICENSE FEE, net                                                          3,083,333               3,458,333
OTHER                                                                                75,747                  86,412
GOODWILL, NET                                                                        86,512                 476,273
                                                                            ----------------        ----------------

TOTAL ASSETS                                                                $    10,743,747         $     4,870,295
                                                                            ================        ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable - Current portion                                        $       271,747         $       620,581
     Accounts Payable                                                               777,537                 404,666
     Accrued payroll and related expenses                                           398,183                 393,339
     Other Accrued liabilities                                                      636,260                 666,852
     Payable to related party                                                        75,180                 136,002
     Customer Deposits                                                              199,036                       -
     Deferred Revenue                                                               250,000                 343,906
                                                                            ----------------        ----------------
         TOTAL CURRENT LIABILITIES                                                2,607,943               2,565,346

NOTES PAYABLE, LESS CURRENT PORTION                                                  49,334                  69,893
Liabilities in excess of assets held for sale                                       612,322                 393,665
                                                                            ----------------        ----------------
         Total Liabilities                                                        3,269,599               3,028,904
                                                                            ----------------        ----------------

SHAREHOLDERS' EQUITY (DEFICIT):
     Common stock                                                                   131,680                  98,957
     Additional paid-in-capital                                                  30,063,072              17,439,904
     Accumulated Deficit                                                        (22,720,604)            (15,697,470)
                                                                            ----------------        ----------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                     7,474,148               1,841,391
                                                                            ----------------        ----------------

                                                                            $    10,743,747         $     4,870,295
                                                                            ================        ================

*Condensed from audited financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Laser Photonics, Inc. and Subsidiaries

                                                     Three months ended                    Nine months ended
                                              SEPTEMBER 30,     September 30,     SEPTEMBER 30,     September 30,
                                                  1999               1998             1999               1998
                                               (UNAUDITED)       (Unaudited)       (UNAUDITED)        (Unaudited)
                                              -------------     -------------     -------------     -------------
REVENUES
    Sales                                     $    225,955      $    422,310      $    812,820      $  1,795,578
    Other                                              -               -                93,906            95,000
                                              -------------     -------------     -------------     -------------
                                                   225,955           422,310           906,726         1,890,578
                                              -------------     -------------     -------------     -------------

COSTS AND EXPENSES
    Cost of Sales                                  345,669           422,119         1,012,051         1,214,736
    Selling, General & Administrative            1,584,152           683,815         3,129,974         1,905,341
    Research & Development                         578,440            27,859         1,256,274           461,168
    Depreciation and Amortization                  277,385           277,947           826,895           815,407
                                              -------------     -------------     -------------     -------------
         Total costs and expenses                2,785,646         1,411,740         6,225,194         4,396,652
                                              -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                            (2,559,691)         (989,430)       (5,318,468)       (2,506,074)

    Interest Expense                                77,952           331,889         1,757,581           418,901
    Other expenses (income), net                   (49,101)            7,367           (52,915)           (5,424)
                                              -------------     -------------     -------------     -------------

NET LOSS                                      $ (2,588,542)     $ (1,328,686)     $ (7,023,134)     $ (2,919,551)
                                              =============     =============     =============     =============

BASIC & DILUTED LOSS PER SHARE                $      (0.22)     $      (0.14)     $      (0.67)     $      (0.31)
                                              =============     =============     =============     =============


Weighted Average Shares                         11,828,780         9,295,694        10,547,130         9,286,285
                                              ============      =============     =============     =============


            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Laser Photonics, Inc.

                                                                                            Nine months ended
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                        1999                  1998
                                                                                   -------------         -------------
                                                                                    (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                      $ (7,023,134)         $ (2,919,551)
     Adjustments to reconcile net loss to net cash used in
         Depreciation and Amortization                                                  826,895               815,407
         Allowance for doubtful accounts                                                 14,415                (3,000)
         Amortization of debt issuance costs                                             67,004                  -
         Beneficial conversion feature and amortization of discount on
           Convertible notes payable                                                  1,512,292               296,875
         Compensation recognized upon issuance of stock options                         299,650                  -
         Stock options issued for services                                                2,607                  -
         Stock issued to pay legal fees                                                    -                   20,000
         Shares issued to pay interest                                                    1,644                  -
     Changes in operating assets and liabilities:
         Current assets                                                                   3,184               (22,473)
         Current liabilities                                                            452,253               310,398
                                                                                   -------------         -------------
              NET CASH USED IN OPERATING ACTIVITIES                                  (3,843,190)           (1,502,344)
                                                                                ----------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                               (36,988)             (116,291)
                                                                                   -------------         -------------
              NET CASH USED IN INVESTING ACTIVITIES                                     (36,988)             (116,291)
                                                                                   -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on debt                                                        (473,213)             (155,003)
     Payments on related party notes payable                                            (72,162)                 -
     Advances from related parties                                                       11,340                  -
     Proceeds from notes payable                                                         86,485                  -
     Proceeds from convertible notes                                                  2,380,000             1,000,000
     Debt issuance costs                                                               (166,600)                 -
     Proceeds from exercise of warrants                                                  18,750                  -
     Proceeds from issuance of common stock                                           8,540,544                35,751
                                                                                   -------------         -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                          10,325,144               880,748
                                                                                   -------------         -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             6,444,966              (737,887)

CASH AND CASH EQUIVALENTS, beginning of period                                          174,468            1,225,932
                                                                                   -------------         -------------

CASH AND CASH EQUIVALENTS, end of period                                           $  6,619,434          $    488,045
                                                                                   =============         =============


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   -------------------------------------------

The condensed consolidated balance sheets as of September 30, 1999, the related condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Laser Photonics, Inc. and subsidiaries as of September 30, 1999, the results of their operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

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

2. INVENTORY
   ---------

Inventory consists of the following:



                                   September 30, 1999         December 31, 1998
                                   ------------------         -----------------

    Raw Materials                  $         378,023          $         209,199
    Work in Process                          249,144                    249,144
                                   -----------------          -----------------

                                   $         627,167          $         458,343
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


                     LASER PHOTONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

                                                                       SEPTEMBER 30,                 December 31,
                                                                            1999                         1998
                                                                     -----------------              --------------
ASSETS
         Accounts receivable                                         $          73,020              $      140,000
         Inventories                                                           359,542                     452,761
         Prepaid expenses and other assets                                      49,372                      73,789
         Property and equipment                                                105,744                     139,785
                                                                     -----------------              --------------

         TOTAL ASSETS                                                          587,678                     806,335
                                                                     -----------------              --------------

LIABILITIES
         Accounts payable                                                      772,703                     810,272
         Accrued payroll and related expenses                                   82,623                      43,776

         Accrued property taxes                                                111,962                     111,962
         Other accrued liabilities                                             104,852                     106,130
         Note payable                                                          127,860                     127,860
                                                                     -----------------              --------------

         TOTAL LIABILITIES                                           $       1,200,000              $    1,200,000
                                                                     -----------------              --------------

               LIABILITIES IN EXCESS OF ASSETS
                    HELD FOR SALE                                    $         612,322              $      393,665
                                                                     =================              ==============


Revenues of the related operations were $224,000 and $351,000 for the three months ended September 30, 1999 and 1998, respectively and $807,000 and $1,125,000 for the nine months ended September 30, 1999 and 1998. Losses from the related operations were $379,000 and $53,000 for the three months ended September 30, 1999 and 1998, respectively and $932,000 and $524,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

On August 9, 1999, the Company completed an offering of 2,068,972 shares of common stock at a price of $4.50 per share for gross proceeds of $9,310,374. In connection with the offering, the Company paid a commission to Pennsylvania Merchant Group (PMG) of 8% of the gross proceeds raised plus $25,000 for expenses. In addition, for each $1,000,000 of gross proceeds, PMG will receive a warrant to purchase 10,000 shares of common stock at $4.50 per share.

            ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES," AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH IS INCORPORATED HEREIN BY THIS REFERENCE.

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

         On May 13, 1994, the Company filed a Petition for Reorganization (the "Bankruptcy Proceeding") under Chapter 11 of Title 11 of the United States Bankruptcy Code on May 13, 1994, Case No. 94-02608-611 - Federal Bankruptcy Court Middle District, Florida (the "Bankruptcy Court"). An order was issued on May 22, 1995 confirming the Company's Third Amended Plan of Reorganization (the "Bankruptcy Reorganization" or the "Plan"). The Company was subsequently authorized to conduct its business operations as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On May 22, 1995, the Company's Plan was confirmed by the Bankruptcy Court. The implementation of the terms of the Plan resulted in the Company's adoption of "fresh start" accounting. The Plan provided, that in exchange for the forgiveness of certain unsecured debt, the Company issued to unsecured creditors shares of the Company's Common Stock such that, following the issuance of all Common Stock to be issued under the Plan, the unsecured creditors owned 1,000,000 shares of the Company's Common Stock, representing 20% of the issued and outstanding Common Stock of the Company. The shares of Common Stock of the Company's prior existing stockholders were cancelled and reissued into 250,000 shares of Common Stock, which represented 5% of the then total issued and outstanding shares of Common Stock.

         The Plan further provided that Helionetics, Inc. ("Helionetics") of Van Nuys, California, transfer to the Company 76.1% of the common stock of Acculase, Inc., a California corporation ("Acculase"). Further, during the pendency of the Bankruptcy Proceeding, Helionetics contributed $1,000,000 in cash to the Company, which funds were utilized for cash payments under the Plan, and Helionetics lent the Company $300,000 to fund the cost of research and development of the Company's excimer lasers, which loan has been repaid. Under the Plan, Helionetics received 3,750,000 shares of Common Stock of the Company, which represented 75% of the then total issued and outstanding shares of Common Stock.

         During April, 1997, Helionetics filed a voluntary petition of reorganization (the "Helionetics Reorganization") with the United States Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result, the Company wrote off its $662,775 receivable from Helionetics as of December 31, 1996. In connection with the Helionetics Reorganization, Helionetics disposed of all of its holdings of the Company's Common Stock. No persons who were shareholders of the Company immediately before the reorganization have at present any controlling interest in the Company. On September 30, 1997, Pennsylvania Merchant Group ("PMG"), the Company's investment banker, purchased from the Helionetics bankruptcy estate, a note payable from Acculase to Helionetics in the amount of $2,159,708, including accrued interest. During October, 1997, PMG sold the note to the Company for 800,000 shares of Common Stock.

         Acculase was founded in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiberoptic technologies. Acculase has focused primarily on the development of medical products for the treatment of coronary heart disease.

         The Company believes that excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. The Company is engaged in the development of proprietary excimer laser and fiberoptic equipment and techniques directed initially toward the treatment of coronary heart disease and psoriasis, as well as other medical applications.

         The Company's initial medical applications for its excimer laser technology are intended to be used in the treatment of cardiovascular disease and psoriasis. The Company's cardiovascular and vascular applications are in connection with an experimental procedure known as Transmyocardial Revascularization ("TMR"), in which the Company's TMR laser system (the "TMR System") is currently in Phase I Human Clinical trials. The Company and Baxter Healthcare Corporation ("Baxter") are engaged in a strategic alliance in the development and marketing of excimer laser products for TMR. The Company began testing its excimer laser system for psoriasis in 1998 with a Dose Response Study under Institutional Review Board ("IRB") approval. The final data from the study was collected in December, 1998. This data served as the basis for the 510(k) submission to the United States Food and Drug Administration ("FDA") on August 4, 1999. No assurance can be given as to when or if the FDA will issue the 510(k).

         The Company has entered into an agreement ("the MGH Agreement") with Massachusetts General Hospital ("MGH"), pursuant to which the Company obtained an exclusive, worldwide, royalty-bearing license from MGH to commercially develop, manufacture, use and sell products, utilizing certain technology of MGH, related to the diagnosis and treatment of certain dermatological conditions and diseases, particularly psoriasis. On March 17, 1998, the Company entered into a clinical trial agreement (the "Clinical Trial Agreement") with MGH to evaluate the use of excimer laser light to treat psoriasis.

         To facilitate the Company's focus on excimer laser technology, as of January 4, 1999, the Company entered into an agreement (the "Asset Purchase Agreement") for the sale of certain assets of the Company and the Company's wholly-owned subsidiary, Laser Analytics, Inc., a Massachusetts corporation ("Laser Analytics"), which provides that the buyer of the assets (the "Buyer") will pay and/or assume an aggregate of $1,200,000 of the accrued and unpaid accounts payable and/or other debts of the Company. No assurance can be given that the Buyer will complete the purchase under the Asset Purchase Agreement, and if not, the Company intends to close down such operation. In such an event the Company would have to pay all of the obligations which are otherwise to be assumed by the Buyer.

BASIS FOR PREPARATION OF FINANCIAL STATEMENTS

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

         In addition, the accumulated deficit of the Company was eliminated, and its capital structure was recast in conformity with the Bankruptcy Reorganization. As such, the consolidated balance sheets of the Company as of September 30, 1999 and 1998, and the consolidated statements of operations for nine (9) month and three (3) month periods ended September 30, 1998 and 1999, reflect in effect, a new entity for financial reporting purposes, as of May 23, 1995, with assets, liabilities, and a capital structure having carrying values not comparable with periods prior to May 23, 1995.

         The Company's consolidated income statements for the nine (9) month and three (3) month periods ended September 30, 1999 and 1998, which form a part of the Company's consolidated financial statements for such periods, reflect the consolidated results of operations of Laser Photonics, Laser Analytics and Acculase.

RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE NINE (9) MONTHS AND THREE (3) MONTHS ENDED SEPTEMBER 30, 1999 AND 1998. Total revenues for the nine (9) months ended September 30, 1999 decreased approximately 52.0% to $906,726 from $1,890,578 for the nine (9) months ended September 30, 1998. Total revenues for the nine (9) months ended September 30, 1999 and 1998 primarily consisted of: (i) sales of $812,820 and $1,195,578, in the respective nine (9) month periods, of the Company's scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities, and (ii) revenues of $93,906 and $695,000, in the respective nine (9) month periods, relating to the sale of the Company's excimer lasers to Baxter and the recognition of payments made by Baxter to commercialize the Company's excimer lasers in connection with the Baxter Agreement. Revenues on sales of medical and scientific lasers decreased in the nine (9) months ended September 30, 1999 from the corresponding period ended September 30, 1998 due to reduced volume of sales and discounting on sales of medical and scientific lasers in connection with the Company's focusing its marketing efforts on its excimer laser systems.

         Total revenues for the three (3) months ended September 30, 1999 decreased approximately 46.5% to $225,955 from $422,310 for the three (3) months ended September 30, 1998. Total revenues for the three (3) months ended September 30, 1999 and 1998 primarily consisted of sales of the Company's scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities. Revenues on sales of medical and scientific lasers decreased in the three (3) months ended September 30, 1999 from the corresponding period ended September 30, 1998 due to reduced volume of sales and discounting on sales of medical and scientific lasers in connection with the Company's focusing its marketing efforts on its excimer laser systems.

         Total costs and expenses during the nine (9) months ended September 30, 1999 increased approximately 41.6% to $6,225,194 from $4,396,652 during the nine
(9) months ended September 30, 1999. Total costs and expenses during the three
(3) months ended September 30, 1999 increased approximately 97.3% to $2,785,646 from $1,411,740 during the three (3) months ended September 30, 1999.Total costs and expenses include: (i) cost of sales, (ii) selling, general and administrative expenses, (iii) research and development, and (iv) depreciation and amortization, as follows:

         Cost of sales during the nine (9) months ended September 30, 1999 decreased approximately 16.7% to $1,012,051 from $1,214,736 during the nine (9) months ended September 30, 1999. Cost of sales during the three (3) months ended September 30, 1999 decreased approximately 18.1% to $345,669 from $422,119 during the three (3) months ended September 30, 1999. This decrease primarily resulted from reduced sales and higher costs in connection with the development of the Company's excimer laser system.

         As a result, cost of sales as a percentage of sales increased to approximately 111.6% in the nine (9) months ended September 30, 1999 from 64.3% in the nine (9) months ended September 30, 1998, and increased to approximately 153.0% in the three (3) months ended September 30, 1999 from 100.0% in the three
(3) months ended September 30, 1998.

         Selling general and administrative expenses during the nine (9) months ended September 30, 1999 increased approximately 64.3% to $3,129,974 from $1,905,341 during the nine (9) months ended September 30, 1998. This increase primarily resulted from increases in consulting and professional fees, offset by reductions in personnel and overhead in the Company's Florida and Massachusetts operations pending the closing of the Asset Purchase Agreement.

         Selling general and administrative expenses during the three (3) months ended September 30, 1999 increased approximately 131.7% to $1,584,152 from $683,815 during the three (3) months ended September 30, 1998. This increase primarily resulted from increases in consulting and professional fees, offset by reductions in personnel and overhead in the Company's Florida and Massachusetts operations pending the closing of the Asset Purchase Agreement.

         Research and development during the nine (9) months ended September 30, 1999 increased to $1,256,274 from $461,168 during the nine (9) months ended September 30, 1998. Research and development during the three (3) months ended September 30, 1999 increased to $578,440 from $27,859 during the three (3) months ended September 30, 1998. This increase primarily related to the increased amount of funds available for research expenses during the quarter. Research and development expenses in the nine (9) month and three month periods ended September 30, 1999 primarily related to the development of the Company's psoriasis laser system and to additional testing related to meet CE Mark and Underwriter's Laboratory ("UL") standards for the Company's excimer lasers.

         Depreciation and amortization during the nine (9) months ended September 30, 1999 increased to $826,895 from $815,407 during the nine (9) months ended September 30, 1998. Depreciation and amortization during the three
(3) months ended September 30, 1999 decreased to $277,385 from $277,947 during the three (3) months ended September 30, 1998. These amounts primarily related to the amortization of the prepaid license fee from Baxter and the depreciation of newly acquired equipment in 1998.

         Other expenses increased during the nine (9) months ended September 30, 1999 to $1,704,666 from $413,477 during the nine (9) months ended September 30, 1998. This increase in other expenses between the respective periods resulted primarily from a charge to interest expenses of $1,579,296 related to the conversion feature and amortization of the discount of the Convertible Notes and $178,285 of other interest expense during the nine (9) months ended September 30, 1999, as compared to $418,901 of interest expense during the nine (9) months ended September 30, 1998.

         Other expenses increased during the three (3) months ended September 30, 1999 to $28,851 from $339,256 during the three (3) months ended September 30, 1998. This increase in other expenses between the respective periods resulted primarily from a charge to interest expenses of $18,225 related to the conversion feature and amortization of the discount of the Convertible Notes and $59,727of other interest expense during the three (3) months ended September 30, 1999, as compared to $331,889 of interest expense during the three (3) months ended September 30, 1998.

         As a result of the foregoing, the Company experienced a net loss of $7,023,134 during the nine (9) months ended September 30, 1999, as compared to a net loss of $2,919,551 during the nine (9) months ended September 30, 1998. The Company also experienced a net loss from operations of $5,318,468 during the nine (9) months ended September 30, 1999, as compared to a net loss from operations of $2,506,074 during the nine (9) months ended September 30, 1998. Further, as a result of the foregoing, the Company experienced a net loss of $2,588,542 during the three (3) months ended September 30, 1999, as compared to a net loss of $1,328,686 during the three (3) months ended September 30, 1998. The Company also experienced a net loss from operations of $2,559,691 during the three (3) months ended September 30, 1999, as compared to a net loss from operations of $989,430 during the three (3) months ended September 30, 1998. See "Liquidity and Capital Resources."

         LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1999, the ratio of current assets to current liabilities was 2.81 to 1.00 compared to 0.28 to 1.00 at December 31, 1998.

         The Company has historically financed its operations through the use of working capital provided from operations, loans and equity and debt financing. The Company's cash flow needs for the nine (9) months ended September 30, 1999 were primarily provided from operations, loans and equity financing.

         The Company experienced severe cash flow problems during the first six
(6) months of 1997 and throughout 1996 and 1995. These cash flow problems limited the Company's ability to purchase materials and parts incorporated in the Company's laser products, and further restricted the Company's ability to purchase such materials at volume discounts, thereby reducing revenues from potential sales and gross profits from concluded sales. New management instituted policies of cost controls, improved product selection, staff reduction, budgeting and corporate planning in 1997, which increased the Company's business efficiencies, including decreases in cost of sales as a percentage of sales, reduction in net losses and losses from operations and the focusing on a business plan aimed at excimer laser products which management believes has greater potential of success than the Company's laser products preceding the Bankruptcy Reorganization.

         Due to the limited financial resources of the Company, the Company's strategy changed in 1997 to focus its efforts on the Company's excimer laser technology and expertise in order to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications. To facilitate the Company's new focus on excimer laser technology, the Company is in the process of selling all of the Company's non-excimer laser business. As of January 4, 1999, the Company entered into the Asset Purchase Agreement, which is scheduled to close by the end of 1999 although no assurances can be given as to when or whether such closing will occur. The Asset Purchase Agreement provides that the Buyer will pay and/or assume an aggregate of $1,200,000 of the accrued and unpaid accounts payable and/or other debts of the Company. The Company intends to transfer to the Buyer certain assets of Laser Photonics and Laser Analytics, which are related to the Company's non-excimer laser business. The closing of the Asset Purchase Agreement has been delayed by reason of the difficulties being experienced by the Buyer in finding financing to complete the purchase. The Company has orally extended the closing from month to month while the Buyer continues to pursue the required financing. During the pendency of the closing, since January, 1999, the Buyer has been funding any negative cash flow of the operations of Laser Analytics from his own funds.

         Management's decision to sell the assets of the Company business operations not related to the Company's excimer laser technology will result in the divestiture of the Company's business operations, which have generated approximately 73.3% of the Company's revenues for the period from January 1, 1998 through September 30, 1999. At September 30, 1999 and December 31, 1998, total assets related to the Company's non-excimer laser business operations, which are the subject of the Asset Purchase Agreement, were $587,678 and $806,335, respectively, and total liabilities were $1,200,000 and $1,200,000, respectively, at each such date. Revenues from such operations for the nine (9) months ended September 30, 1999 and 1998 were $807,000 and $1,125,000, respectively, and for the years ended December 31, 1998, 1997 and 1996 were $1,580,000, $2,960,000 and $2,901,000, respectively. Loss from the related operations during the corresponding nine (9) month periods were $932,000 and $524,000, respectively, and during the corresponding annual periods were $996,000, $647,000 and $926,000, respectively. As of the date of this Report, the Company has received $153,435 as a deposit against the purchase price. No assurance can be given that the Buyer will complete the purchase under the Asset Purchase Agreement, or, if not, that the Company will be able to find an alternative on as favorable terms to the Company as the Asset Purchase Agreement. If the proposed transaction should not close, then the Company intends to close down such operations and the Company would have to pay all the obligations related to the Company's non-excimer laser business operations, which are proposed to be assumed by the Buyer.

         Although the Company has developed strategic alliances with Baxter related to the Company's excimer lasers, there can be no assurances that the Company will ever develop significant revenues or profitable operations with respect to this new business plan.

         From September, 1997 through September, 1999, the Company issued certain securities, including shares of Common Stock and other derivative securities convertible or exercisable into shares of Common Stock, in order to finance the Company's business operations. All of the shares of Common Stock and the shares of Common Stock underlying such derivative securities are being registered in this Report.

         Cash and cash equivalents were $6,619,434, as of September 30, 1999, as compared to $174,468, as of December 31, 1997. This increase was primarily attributable to the receipt of $2,380,000 in cash proceeds from the offering of the Convertible Notes in March, 1999 and of $9,310,374 from the gross proceeds of an equity offering of the Company's securities in August, 1999, offset by $3,843,190 of net cash used in operations during the nine (9) months ended September 30, 1999.

         As of September 30, 1999, the Company had long-term borrowings in the aggregate amount of $49,334, less the current portion. As of December 31, 1998, the Company had long-term borrowings in the aggregate amount of $69,893, less the current portion. The decrease in long-term borrowings relates to payments of certain scheduled obligations, including: (a) obligations payable in the total amount of $282,259, pursuant to the Plan, to former members of the Board of Directors of the Company. The notes related to those obligations went into default in the first quarter of 1999. The Company paid these notes from the proceeds of the $2,380,000 Convertible Note offering received by the Company in April, 1999, which notes were converted into equity of the Company on August 2, 1999; (b) promissory notes payable in the total amount of $165,298, pursuant to the Plan, to the former unsecured creditors of the Company. Interest accrues at the prime rate and is payable quarterly until October 1, 1999. This promissory note is delinquent, as of the date of this Report; (c) secured promissory notes payable in the total amount of $127,860 (which are included in the financial statements in liabilities in excess of assets held for sale) pursuant to the Plan, to Novatis Corp., formerly known as CIBA-GEIGY. Interest accrues at the rate of 10% per annum and is payable quarterly through May 5, 1997, and, thereafter, with monthly principal and interest payments of $6,384 through May, 1999. This promissory note is secured by the assets of Laser Analytics. This promissory note is delinquent, as of the date of this Report, and is anticipated to be assumed by the Buyer of the Laser Analytics assets. In the event the Buyer does not close on the purchase of the Laser Analytics assets, the Company will continue to be obligated to pay this promissory note; (d) a promissory note payable to the U.S. Treasury for delinquent taxes in the amount of $63,831. This note bears interest at the rate of 9% per annum, payable in monthly principal and interest installments of $5,000 through December, 1999. This promissory note is secured by all assets of the Company. This promissory note is current, as of the date of this Report; (e) unsecured promissory notes payable to various creditors in the aggregate amount of $104,791. These notes are payable with interest at 9% per annum, in various monthly principal and interest installments through July, 2000. These promissory notes are current, as of the date of this Report; (f) a secured promissory note in the amount of $22,519, payable to Laser Center of America, with interest at the rate of 9% per annum, in monthly installments of principal and interest of $1,258, through January, 2001. This promissory note is current, as of the date of this Report; and (g) an unsecured promissory note in the amount of $66,394, payable to the lessor of the Carlsbad facility, with interest at 10% per annum, in monthly installments of principal and interest of $1,775 through December 31, 2002. The payments on this promissory note are current.

         Net cash used in operating activities was $3,843,190 and $1,502,344 for the nine (9) months ended September 30, 1999 and 1998, respectively. Net cash used in operating activities during the nine (9) months ended September 30, 1999 primarily consisted of net losses, offset by depreciation and amortization, increases in interest related to the conversion features of the Convertible Notes, compensation recognized upon the issuance of stock options and increases in net current assets and decreases in net current liabilities. Net cash used in operating activities during the nine (9) months ended September 30, 1998 primarily consisted of net losses and decreases in current net assets, offset by depreciation and amortization, increases in interest related to the conversion features of the Convertible Notes, stock issued to pay fees for legal services and decreases in current net liabilities.

         Net cash used in investing activities was $36,988 and $116,291 for the nine (9) months ended September 30, 1999 and 1998, respectively. The Company utilized $36,988 during the nine (9) months ended September 30, 1999 and $116,291 during the nine (9) months ended September 30, 1998, to acquire equipment for the Company's business operations.

         Net cash provided by financing activities was $10,325,144 and $880,748 during the nine (9) months ended September 30, 1999 and 1998, respectively. In the nine (9) months ended September 30, 1999, the Company received $2,380,000 in proceeds from the offering of the Convertible Notes, $8,540,544 from the proceeds of the issuance of Common Stock in August, 1999, $11,340 from the proceeds of payments of certain related party notes payable, $18,750 upon the exercise of warrants into 12,500 shares of Common Stock, and $86,485 from the proceeds of other notes payable, which was offset by the utilization of $473,213 for payment of certain debts, $72,162 for payment of certain related party notes payable and $166,600 for certain costs related to the issuance of the Convertible Notes and the Unit Warrants. In the nine (9) months ended September 30, 1998, the Company received proceeds of $1,000,000 from a convertible bridge loan in July and August, 1998, which was converted into 500,000 shares of Common Stock in December, 1998, and $35,751 of proceeds from the issuance of Common Stock, which was offset by the utilization of $155,003 to pay certain debts.

         In March, 1999, the Company issued to 38 accredited investors $2,380,000 of units of its securities (the "Units"), each Unit consisting of:
(i) $10,000 principal amount of Convertible Notes; and (ii) common stock purchase warrants to purchase up to 2,500 shares of Common Stock (the "Unit Warrants"). Interest accruing on the Convertible Notes through June 15, 1999, is payable on June 15, 1999. Interest accrued as of the earlier of the Due Date or December 15, 1999, is payable on the earlier of the Due Date or December 15, 1999. On July 27, 1999, the Convertible Note holders converted the Convertible Notes and accrued and unpaid interest thereon into 1,190,819 shares of Common Stock at a conversion price of $2.00 per share. On March 29, 1999, the price of the Common Stock was $4.63. The Company used the proceeds of this financing to fund marketing, research and development, the purchase of equipment relating to the manufacture of the Company's excimer lasers, other operating activities, and the payment of certain liabilities.

         On August 9, 1999, the Company completed the an offering of 2,068,972 shares of Common Stock at a price of $4.50 per share, resulting in aggregate gross proceeds to the Company of $9,310,374 (the "August 9, 1999 Financing"). The Company paid PMG a commission of 8% of the gross proceeds, or $744,830, plus $25,000 for reimbursement of offering expenses, and issued to PMG warrants to purchase 93,104 shares of Common Stock at an exercise price of $4.50 per share. On the date of the closing of the August 9, 1999 Financing, the price of the Company's Common Stock was $4.75 per share. The Company has used the proceeds of this financing to pay marketing expenses, research and development expenses and for working capital.

         Upon completion of the development of the psoriasis product, the Company anticipates the need for as much as $45,000,000 to 50,000,000, in addition to the proceeds of the August 9, 1999 Financing. As of the date of this Report, the Company is exploring with PMG and other investment bankers the method and timing for the additional financing required to accomplish the rollout of the Company's psoriasis product. No assurance can be given that additional financing will become available to the Company, or at all, or that the business of the Company will ever achieve profitable operations. Further, any additional financing may be senior to the Company's Common Stock or result in significant dilution to the holders of the Company's Common Stock. In the event the Company does not receive any such financing or generate profitable operations, management may have to suspend or discontinue its business activity or certain components thereof in its present form or cease operations altogether.

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

YEAR 2000

         One of the major challenges facing any company whose products or services rely on the operation of computers or other equipment containing computer chips is the issue of Year 2000 compliance. Many existing computer programs use only two digits to identify a year in the date field. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company and third parties with which the Company does business rely on numerous computer programs in their day-to-day operations. The Company is evaluating the Year 2000 issue as it relates to the Company's internal computer systems and third party computer systems with which the Company interacts. The Company expects to incur internal staff costs as well as consulting and other expenses related to these issues of no more than $10,000. These costs will be expensed as incurred. In addition, the appropriate course of action may include replacement or an upgrade of certain systems or equipment. The Company plans to commence a program to contact its vendors and customers to determine their compliance with the Year 2000 issue. The Company anticipates that such program will be completed by the end of the third quarter of 1999. There can be no assurance that the Year 2000 issues will be resolved in 1999. The Company does not expect the Year 2000 issue to have a significant adverse impact on the Company's business, operating results and financial condition.

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

Item 4       Submission of Matters to Vote of Security Holders           None
------

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

                              LASER PHOTONICS, INC.
                              ---------------------
                                  (Registrant)




Date: November 22, 1999              By: /S/ Chaim Markheim
                                         -----------------------------
                                         Chaim Markheim
                                         Chief Financial Officer