Form 10-K
period 1999-12-31
LASER PHOTONICS INC
filed 2000-04-14
CIK 711665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of Class)

Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

The number of shares outstanding of the issuer's Common Stock as of April 11, 2000, was 14,913,260 shares. The aggregate market value of the Common Stock (14,539,645 shares) held by non-affiliates, based on the closing market price ($12.00) of the Common Stock as of April 11, 1999 was $174,475,740.

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

PART I

ITEM 1.  BUSINESS

BUSINESS OF THE COMPANY - GENERAL

         GENERAL. The following should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes thereto, contained elsewhere in this Report. This Report contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Unless the context otherwise requires, the term "Company" refers to Laser Photonics, Laser Analytics and Acculase.

         Laser Photonics, Inc. was incorporated on November 3, 1987. Unless the context otherwise requires, the term "Company" refers to Laser Photonics, Inc., a Delaware corporation ("Laser Photonics"), Laser Analytics, Inc., a Massachusetts corporation ("Laser Analytics"), its wholly-owned subsidiary, and Acculase, Inc., a California corporation ("Acculase"), its 76.1% owned subsidiary.

         The Company is engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis and cardiovascular and vascular disease. The Company anticipates developing such equipment and technologies to treat other medical problems and for non-medical applications. However, no assurances to this effect can be given.

         The Company historically has incurred significant net losses from operations. As of December 31, 1999, the Company had an accumulated deficit of $25,617,537. The Company expects to continue to incur operating losses for a period of between nine (9) and twelve (12) months from the date of this Report, as it continues to devote significant financial resources to the marketing of its psoriasis treatment products and expansion of operations. No assurance can be given that the Company will sustain losses only for a period of nine (9) to twelve (12) months or that it will ever be profitable. In order to achieve profitability, the Company will have to manufacture and market its psoriasis treatment products, which need to be accepted in the marketplace on a commercial basis. There can be no assurances that the Company will manufacture or market any products successfully or operate profitably in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         EXCIMER LASER TECHNOLOGY. The basis of the Company's business is its excimer laser technology. The word "excimer" is an acronym for excited dimer. A dimer describes a molecule formed, by means of a catalyst, from two or more atoms. Solid state lasers using, for example, a crystalline substance as a medium may contain both excited dimers and dimers in non-excited or "ground" state. In such devices, power is supplied to increase the percentage of dimers, which are excited. Other types of lasers generate infrared energy that produces heat upon tissue interaction.

         An excimer laser uses a medium in which the dimers exist only in the excited state. The Company's excimer laser, using xenon chloride gas as a medium, pumps electricity in and generates excited dimers. This system creates and excites the dimers at the same time. Once the power is shut off, the dimers cease to exist. This type of laser usually, though not always, generates beams in the ultraviolet ("UV") end of the light wave spectrum. The wavelength of the beam depends largely on the type of gas used. In the case of the Company's laser technology, the wavelengths are measured in nanometers ("nm") and may vary between 174 nm and 351 nm.

         The Company's initial medical applications for its excimer laser technology are intended to be used in the treatment of psoriasis and cardiovascular disease.

         Between March, 1998 and November, 1999, the Company entered into five clinical trial agreements (collectively the "Clinical Trial Agreements") with Massachusetts General Hospital ("MGH") to compare the effects of excimer light, using its excimer laser technology, to the Ultraviolet "B" ("UVB") treatment currently in use to treat psoriasis and other skin disorders. Under these agreements, the Company provided prototype laser equipment to MGH for preclinical dose response studies under Institutional Review Boards ("IRBs") approval and agreed to support the clinical trials with research grants totaling $660,000. The final data from the first of these clinical trial agreements was collected in December, 1998, and formed the basis for a 510(k) submission (defined below) to the United States Food and Drug Administration (the "FDA") on August 4, 1999. The four remaining studies are ongoing and have not been completed as of the date of this Report. On January 27, 2000, the FDA issued a 510(k) to the Company, establishing that the Company's excimer laser psoriasis treatment system has been determined to be substantially equivalent to currently marketed devices for the treatment of psoriasis. The wavelength of UVB used by other products, that are deemed to be substantially equivalent, is approximately 310nm, whereas the Company's psoriasis treatment system uses a wavelength of 308nm. The Company introduced its psoriasis treatment products for the purposes of commercial application testing in March, 2000, and intends to begin distribution of its psoriasis treatment products to the market in July, 2000. However, no assurance to this effect can be given.

         The Company believes that its excimer laser system for treating psoriasis may replace and/or augment the current phototherapy modalities in use to treat the symptoms of psoriasis, including UVB. In UVB treatments, the patient stands in a light box lined with special UVB lamps and the whole body is radiated (other than protected areas, such as eyes and genitals). The need for long periods of treatment is due to the fact that the healthy skin, as well as the psoriasis affected skin, is being treated in the light boxes, so that the dosage or radiation must be controlled or the patient will be severely burned. The Company's excimer laser, however, can be used to treat only the skin area that is affected by psoriasis. Since it is believed that skin that is affected by psoriasis is not as susceptible to UVB radiation, the Company believes that a high dose of UVB applied directly to the affected area may significantly reduce the number of treatments and the time needed to control psoriasis.

         Cardiovascular and vascular applications of the Company's excimer laser relate to an experimental procedure known as Transmyocardial Revascularization ("TMR"). In August, 1997, the Company and Baxter Healthcare Corporation ("Baxter"), entered into a strategic alliance for the manufacturing and marketing of excimer laser products for TMR (the "Baxter Agreement"). The Company is in the process of negotiating modifications to the Baxter Agreement. No assurance can be given that the Company will successfully complete such negotiations.

         This strategic alliance with Baxter is significant to the Company because Baxter has, among other things: (i) purchased from the Company certain existing excimer laser systems for cardiovascular and vascular disease; (ii) agreed to fund the total cost of regulatory approvals worldwide for the use of the Company's excimer laser systems for the treatment of cardiovascular and vascular disease; and (iii) agreed to fund all sales and marketing costs related to the introduction and marketing of the Company's equipment for treating cardiovascular disease using TMR (the "TMR System"). Due to Baxter's strong worldwide marketing presence, relationships with leading clinicians and regulatory expertise, Baxter is absorbing many of the significant expenses of bringing the Company's TMR System to market. In the opinion of management of the Company, because of the significant costs being borne by Baxter and because of the favorable terms of the Baxter Agreement, the Company's earnings potential has not been compromised by the Baxter Agreement, whereas a significant portion of the Company's risk related to the development and introduction of its TMR System has been shifted to Baxter. As of December 31, 1999, pursuant to the terms of the Baxter Agreement, the Company has delivered the first two TMR Systems to Baxter. Baxter has paid the Company an aggregate of $1,968,000, of which $1,550,000 was received for the two (2) TMR Systems and $418,000 was received for certain advances for additional excimer laser systems and to obtain CE Mark compliance (defined below) in Europe.

         The Company's TMR System requires pre-market approval ("PMA") prior to being marketed in the United States. In January, 1995, management of Acculase met with representatives of the FDA to discuss preclinical data submission requirements necessary before initiating human trials of the TMR System. Subsequently, animal testing of the TMR System was performed in collaboration with several heart research institutions in the United States, culminating in a trial at the New York Hospital Cornell Medical Center, which serves as the pre-clinical basis for an Investigational Device Exemption ("IDE") that was granted by the FDA in August, 1996. In the first quarter of 1998, the Company transferred the IDE to Baxter in connection with the Baxter Agreement. Based on the results of the Phase I trial, Baxter has petitioned for a Phase II trial (defined below). However, no assurance can be given as to when or if such petition will be granted. The Company believes that Baxter intends to expand the Phase II studies to a multi-site trial (more than 10 institutions) and expand the procedure to include patients who are candidates for incomplete coronary artery bypass graft surgery ("CABG") revascularization. However, no assurance to this effect can be given. The Company does not expect Baxter to submit PMA to the FDA before the year 2001, and possibly later. Baxter will be required to obtain additional IDEs for other applications of the TMR System and for other products that the Company develops that are regulated by the FDA as medical devices.

         DISCONTINUATION OF NON-EXCIMER LASER BUSINESS OPERATIONS. The Company's former business strategy consisted of the development of a wide range of laser products using different solid-state lasers. Between 1986 and the date of this Report, the Company sold over 1,000 lasers, usually on a private label basis, to other manufacturers. The Company also considered pursuing a strategy of using its excimer laser technology for a photolithography product, which was abandoned. The Company's former strategies proved to be unsuccessful, in the opinion of then current management of the Company. Although the Company generated revenues from the sale of its products, former management believed that the Company would never be able to operate profitably in the markets where the Company was then doing business. The Company currently believes that its excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. Accordingly, the Company has discontinued its business operations related to the Company's former business strategy and is focused solely on excimer laser products for various medical applications.

         To facilitate the Company's focus on excimer laser technology, the Company has been attempting to sell certain of its non-excimer laser assets, which are related to its business operations at its Orlando, Florida and Wilmington, Massachusetts facilities. The Company did not complete the sale of certain of its assets related to these operations pursuant to an agreement with one party. The Company intends to discontinue its Florida business operations on or before the end of April, 2000, and is in negotiations to sell certain assets related to these business operations. There can be no assurances that the Company will be able to complete such a proposed transaction. The Company paid $950,000 in cash to the landlord for the Florida lease in connection with the satisfaction of a judgment and settlement of certain claims against the Company in the aggregate amount of $1,114,000. Further, as of April 6, 2000, the Company closed the transactions with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH ("Laser Components"), for a purchase price of $213,000. Laser Components is unaffiliated with the Company. In addition, Laser Components assumed the Company's prospective obligations under the Company's Massachusetts office lease. The Company has discontinued its Massachusetts operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Discontinuance of the Company's Non-Excimer Laser Business Operations."

          Management's decision to suspend its business operations not related to the Company's excimer laser technology has resulted in the discontinuance of its business operations, which generated approximately 76% of the Company's revenues for 1998 and 1999. As of April 7, 2000, all but approximately $465,000 of the debts related to these operations have been paid from the proceeds of a financing in August, 1999 resulting in gross proceeds of $9,310,374 to the Company (the "August 9, 1999 Financing") and a financing in March, 2000 resulting in net proceeds of approximately $14,570,000 to the Company (the "March 16, 2000 Financing") and the sale of certain assets related to the Company's non-excimer laser operations. As of the date of this Report, the Company intends to focus solely on those portions of its business that deal with its excimer laser technology, although these activities have not generated sufficient revenues to sustain operations without outside financing.

         RELATIONSHIP WITH ACCULASE SUBSIDIARY. Laser Photonics owns 76.1% of the issued and outstanding common stock of Acculase. In addition to Laser Photonics, there are approximately eight other stockholders of Acculase, including certain former officers and directors of the Company. Helionetics, Inc. ("Helionetics"), a former principal stockholder of the Company, filed a petition for bankruptcy reorganization in 1997 and is no longer a stockholder of Acculase. Acculase owns certain technologies related to the Company's excimer lasers and their delivery systems. The loss of any of these technologies to the Company could have a material adverse effect upon the business of the Company. See "Business-Strategic Alliance with Baxter Healthcare Corporation" and "Business-Intellectual Property."

         In the early 1990's, Acculase was unable to raise equity or debt financing to further the development of its excimer laser technology. Only with the initial assistance of Helionetics, and the subsequent assistance of Laser Photonics, was Acculase able to obtain the capital needed to develop its excimer laser products and, consequently, develop the business relationship with Baxter. See "Business-Strategic Alliance with Baxter Healthcare Corporation."

         Of the stockholders of Acculase, only Laser Photonics participates in the day-to-day management of Acculase or contributes any financing to the operations or the development of Acculase. Laser Photonics has been required to engage in significant financing activities since 1997 to obtain the funding necessary to support Acculase's ability to develop its excimer laser products. Acculase has been unable to raise money throughout its history, largely because it is and has been a privately owned company. Acculase has had to rely upon the Company, since the Company obtained control of the 76.1% ownership interest of Acculase, in 1995, to raise financing to capitalize the development of its excimer lasers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions."

         On September 18, 1997, Acculase, Pennsylvania Merchant Group, Ltd. ("PMG"), one of the Company's investment bankers, and Baxter agreed, in connection with fulfilling the obligations of the parties under the Baxter Agreement, that Acculase needed to acquire a license (the "Lasersight License") from Lasersight Patents, Inc. ("Lasersight"), an unaffiliated third party, for certain patents which relate to the use of excimer lasers for the cardiovascular and vascular markets. On September 23, 1997, Baxter purchased certain patent rights to related patents from Lasersight for $4,000,000, and in December, 1997, Acculase received from Baxter the Lasersight License. Acculase then paid $4,000,000 to Baxter for the transfer of the Lasersight License, from funds raised in a private placement of Laser Photonics' securities. In the event that Baxter terminates the Baxter Agreement, Baxter will grant to Acculase an exclusive sublicense of all of Baxter's rights under the Lasersight License. In such event, Acculase will acknowledge and agree that, upon the grant of such exclusive sublicense, Acculase will assume all obligations and liabilities of Baxter under the Lasersight License. See "Business-Excimer Laser System for Treatment of TMR Strategic Alliance with Baxter Healthcare Corporation," "Business-Intellectual Property" and "Certain Relationships and Related Transactions."

         Management of the Company believes that the provision of financing and management assistance to Acculase has provided a significant benefit in the development of the Acculase technology to Acculase and the Acculase stockholders, other than the Company, and that Acculase could not have obtained any of these benefits without the financial and management assistance provided by Laser Photonics. This assistance has resulted in significant dilution to the ownership interest of the stockholders of Laser Photonics, without dilution to the ownership interest of the stockholders of Acculase. As of December 31, 1999, Laser Photonics had made cash and non-cash advances as loans for the benefit of Acculase, which total approximately $17,000,000. From 1995 through December 31, 1999, Laser Photonics made cash advances for the benefit of Acculase of approximately $9,200,000, including allocations of payments for obligations of Acculase, salaries and expenses, financing costs, cash transfers and corporate overhead, and has made non-cash advances for the benefit of Acculase in the form of the issuance of Common Stock and Warrants in certain financings, the issuance of derivative securities of Laser Photonics at prices below market to employees and consultants of Acculase, the assumption of interest charges relating to conversion features of certain derivative securities, together with interest accruing on the principal amount of all cash and non-cash advances at 8% PER ANNUM, which total approximately $7,800,000. All such amounts advanced to Acculase were loaned without any date certain as to when such loans would be repaid. In addition, Laser Photonics has issued 1,090,500 options as incentives to employees to work for Acculase. Should Laser Photonics be unable to acquire the shares of Acculase not already owned by Laser Photonics, it is likely that Laser Photonics will have to continue to dilute the ownership of its Common Stock to pay the operating costs of Acculase for an indefinite period of time. See "Business-Business of the Company-Relationship with Acculase Subsidiary", "Business-Intellectual Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Management of the Company believes that this situation will continue until such time as Acculase is generating enough revenue that it can finance its operations from internally generated cash flow. No assurance can be given that Acculase will ever be able to finance its operations from internally generated cash flow. Thus, the Company may have to continue to dilute the ownership of the stockholders of Laser Photonics indefinitely to finance the operations of Acculase. The Boards of Directors of the Company and Acculase have voted to enter into a reorganization pursuant to which Acculase will become a wholly-owned subsidiary of Laser Photonics, and the stockholders of Acculase (other than Laser Photonics) will exchange their Acculase shares for shares of Common Stock. The exact ratio of the anticipated exchange of Acculase common stock for Common Stock of Laser Photonics will be based on a valuation to be prepared by one of the Company's advisors and a separate fairness opinion from an investment banker to be hired by the Board of Directors of Acculase. As of the date of this Report, both boards of directors are awaiting advice on the exchange ratio of Acculase shares for shares of Common Stock of the Company. Once the Board of Laser Photonics has determined the exchange ratio for its offer, Laser Photonics will cause its offer to be submitted to the Acculase stockholders.

         Because of the majority ownership of Acculase by the Company, the Company controls a sufficient number of the issued and outstanding shares of Acculase in order to approve the proposed reorganization. Generally, under California law, when a dissenting stockholder opposes a reorganization, which requires stockholder approval, such as a reorganization in which the stockholders of Acculase may otherwise be required to accept shares of Laser Photonics in exchange for their shares in Acculase, the exclusive remedy of the dissenting stockholder is the right to receive the appraised cash value of his shares in Acculase.

         However, in the case where one entity (such as Laser Photonics) controls both corporations, which are the subject of the proposed reorganization, the stockholders of the controlled entity (in this case Acculase), may be entitled to institute an action to attack the validity of the reorganization or to have the reorganization set aside or rescinded. There can be no assurance that any of the Acculase stockholders will not file such an action, or that a court will not set aside the proposed reorganization transaction.

         In the event that some or all of the Acculase stockholders exercise their appraisal rights, decline to accept the terms of the proposed exchange of Laser Photonics Common Stock for Acculase common stock, and wish to receive cash in lieu thereof, and the aggregate amount sought by the Acculase stockholders exceeds an amount to be determined by the Board of Directors, the Company will reserve the right to terminate or postpone the reorganization, until such time as the Company has adequate funds to cash out those Acculase stockholders who exercise their appraisal rights.

EXCIMER LASER TECHNOLOGY

         The basis of the Company's business is its excimer laser technology. The word "excimer" is an acronym for excited dimer. A dimer describes a molecule formed, by means of a catalyst, from two or more atoms. Solid state lasers using, for example, a crystalline substance and medium, may contain both excited dimers and dimers in non-excited or "ground" state. In such devices, power is supplied to increase the percentage of dimers, which are excited. Other types of lasers generate infrared energy that produces heat upon tissue interaction. In general, such laser beams are in the infrared end of the light wave spectrum and create a great deal of heat.

         An excimer laser uses a medium in which the dimers exist only in the excited state. The Company's excimer laser, using xenon chloride gas as a medium, pumps electricity in and generates excited dimers. This system creates and excites the dimers at the same time. Once the power is shut off, the dimers cease to exist. This type of laser usually, though not always, generates beams in the UV end of the light wave spectrum. The wavelength of the beam depends largely on the type of gas used. In the case of the Company's laser technology, the wavelengths may vary between 174 nm and 351 nm.

         Many lasers cut things, but different lasers do so in different ways. An excimer laser, sometimes called a "cold laser," having photon energy greater than most organic bonds, cuts organic material by directly breaking bonds that hold the organic material together ("photoablation"). Other lasers, sometimes called "hot lasers," involve vibrating water molecules, which create steam, and, which in turn, cut organic material ("thermal ablation").

         Management of the Company believes that a cold laser has significant advantages over a hot laser. However, no assurance to this effect can be given. The Company's competitors for the TMR System, PLC Systems, Inc. ("PLC") and Eclipse Surgical Technologies, Inc. ("Eclipse"), are using either a homium (Ho:YAG) laser technology or CO2 laser technology (both of which are hot lasers). Most of the myocardium (75%-80%) is composed of water, and the balance is organic material. The technologies of the Company's competitors require a surgeon or cardiologist to send one or more high-energy "pulses" through the myocardium to create the desired channels. These high-energy pulses are absorbed by the water in the myocardium. These high-energy pulses cause the water in the myocardium to turn to steam while ablation is taking place. The conversion of water to steam is accompanied by a volume increase of approximately 1,500 times.

In the opinion of management of the Company, it is likely that the steam created from this thermal ablation will travel into the tissue surrounding the TMR channels, which can greatly extend the zone of thermal injury. The patients who might benefit from this type of treatment already have compromised cardiac function and cannot afford to lose additional muscle function around each channel to thermal injury. In contrast to the use of the Ho:YAG and the CO2 lasers, the excimer laser is not absorbed by water and, thus, there is little or no steam created by photoablation. Management believes that no thermal injury occurs from photoablation. However, no assurance to this effect can be given. There can be both mechanical and chemical effects to the myocardium by using the excimer laser. These mechanical and chemical effects include the creation of gases and the vaporization of water. The bubbles created by this creation of gases and vaporization of water can cause tearing in tissue within the myocardium, which is not considered by management of the Company to be significant. The use of the Ho:YAG and the CO2 lasers also causes this type of vapor bubble formation. See "Business-Competition."

         Some of the companies attempting to develop laser driven TMR technologies use flexible fibers capable of delivering the laser energy either through a small incision in the chest or percutaneously through a catheter inserted in the femoral artery in the groin. This method of delivering laser energy has certain obstacles in optimizing the delivery of that energy. Both infrared and UV laser radiation are difficult to transmit through fiberoptic channels because of the high absorption of the fiber or high photon energy of the light. Infrared lasers do not employ fiberoptics, since the energy output would be absorbed by the medium. Thus, infrared lasers use mirrors to transmit the radiation to the desired target. UV radiation has very high photon energies capable of breaking down molecular bonds, and the only suitable solid material capable of transmitting UV radiation is quartz (fused silica). Although quartz has low absorption properties, it is still difficult to transmit the energy through such fibers because the profile of the beam from the laser creates hot spots that damage the internal structure of the fiberoptics. The Company has a patented method of reducing these hot spots and the consequent damage. Management of the Company believes that using an excimer laser has the following additional benefits over hot lasers: (i) creation of TMR channels will avoid the formation of steam bubbles that may travel to the brain; and (ii) the excimer laser allows for the more rapid creation of TMR channels (discussed below) leading to less operating room time. See "Business-Strategic Alliance with Baxter Healthcare Corporation."

EXCIMER LASER SYSTEM FOR THE TREATMENT OF PSORIASIS.

         GENERAL. As of the date of this Report, the Company has developed an excimer laser and laser delivery system for the treatment of psoriasis. Psoriasis or autogenic skin cell proliferation is a chronic inflammatory skin disease, for which there is no known cure. There are many different treatments, both topical and systemic, that can clear psoriasis for periods of time. Plaque psoriasis (PSORIASIS VULGARIS), the most common form, is characterized by inflamed lesions topped with silvery white scales. Psoriasis can be limited to a few plaques or it can cover moderate to extensive areas of skin. No one knows exactly what causes psoriasis, although it is believed to be an immune medical disorder. Normal skin cells mature in 28 to 30 days, but psoriasis skin cells take only three (3) to six (6) days to mature, thus creating the silvery white scales.

         According to the National Psoriasis Foundation ("NPF"), there are three
(3) approaches to the treatment of psoriasis: topical therapy (creams and lotions), phototherapy (PUVA and UVB) and systemic medications. The Company's excimer laser technology for the treatment of psoriasis, if successful, is intended to replace and/or augment all of the current treatment modalities.

         The NPF estimates that psoriasis that affects more than 7,000,000 Americans and that between 150,000 and 260,000 new cases occur each year. An estimated 10% to 20% of afflicted persons eventually contract psoriatic arthritis, which attacks the ligaments around joints. Both genders are affected by the condition, which is slightly more prevalent among women. Approximately 10% to 15% of the people who suffer from psoriasis are under the age of ten. The NPF further estimates that over 1,500,000 patients suffering from psoriasis are treated by dermatologists each year and that the overall current yearly cost to treat psoriasis is estimated to be from $1.6 to $3.2 billion. In addition to cost, the NPF estimates that 56,000,000 hours of work are lost each year by psoriasis sufferers. Approximately 400 people in the United States per year die from complications caused by psoriasis. An additional 400 people per year receive Social Security benefits for disability due to psoriasis symptoms. Management of the Company believes that one-half or more of all psoriasis sufferers respond to currently available UV light treatments, who could receive the benefits of the Company's treatment. According to the NPF, UVB treatments are considered to be one of the most effective therapies for moderate to severe psoriasis with the least risk. However, no assurance to this effect can be given.

         Between March, 1998 and November, 1999, the Company entered into the Clinical Trial Agreements to compare the effect of excimer laser light using its excimer laser technology to the current UVB treatment being used to treat psoriasis and other skin disorders. The Company provided prototype laser equipment for pre-clinical dose response studies. The Company has agreed to support the clinical trials with research grants of approximately $660,000, of which $448,000 has been paid, as of the date of this Report. The final data from the first of these clinical trial agreements was collected in December, 1998, and formed the basis for a 510(k) submission to the FDA on August 4, 1999. The four remaining studies are ongoing and have not been completed as of the date of this Report. On January 27, 2000, FDA issued a 510(k) to the Company, establishing that the Company's excimer laser psoriasis system has been determined to be substantially equivalent to currently marketed devices for the treatment of psoriasis. The Company introduced its psoriasis products for the purposes of commercial application testing in March, 2000, and intends to distribute the psoriasis treatment system for commercial use in July, 2000. As of the date of this Report, the Company has generated no revenues from the psoriasis treatment system.

         There are three (3) bases for the Company's belief that its excimer laser system for treating psoriasis may replace and/or augment the current phototherapy modalities in use to treat the symptoms of psoriasis. First, the treatment is directly only on the unhealthy portions of skin. Second, fewer treatments should be required. Third, the reduced exposure to UVB lamps should reduce the risk of skin cancer. The Company has tested its excimer laser system, as it compares to the UVB therapy currently being extensively used to control psoriasis. In using UVB, the patient stands in a light box lined with special UVB lamps and the whole body is radiated, other than protected areas such as eyes and genitals. The need for long periods of treatment is due to the fact that the healthy skin, as well as the psoriasis affected skin, is being treated in the light boxes, so that the dosage or radiation must be controlled or the patient will be severely burned. The Company's excimer laser, however, can be used to treat only the skin area that is affected by psoriasis. Since it is believed that skin that is affected by psoriasis is not as susceptible to UVB radiation, the Company believes that a high dose of UVB applied directly to the affected area significantly reduces the number of treatments and the time needed to control psoriasis.

         TREATMENT OF PSORIASIS USING EXCIMER LASERS. The Company expects that the number of treatments that will be needed to control psoriasis should decrease from over 30, using alternative treatment methods, to less than ten
(10), using the Company's excimer laser treatment system. Further, the Company estimates that the typical treatment time using the Company's excimer laser treatment system will be greatly reduced. However, no assurance to this effect can be given. The other benefits to the use of the Company's excimer laser treatment system should be to reduce or eliminate the side effects of current treatment modalities. UVB treatments have the same long term effects as chronic sun exposure, which causes skin cancer and/or premature skin aging. It is hoped that by treating only the psoriasis affected skin with the Company's excimer laser treatment system, total radiation dosage will be reduced, thereby reducing the chances of cancer and premature skin aging. However, no assurances to this effect can be given.

         The Company's excimer laser equipment designed to treat psoriasis generates UV light with a wavelength of 308 nm. The UVB light currently being used in phototherapy of psoriasis has a wavelength of 310 nm. The Company believes that the Company's excimer laser treatment system will be effective in replacing other methods of treating psoriasis with UVB light. However, no assurance to this effect can be given. The Company believes that the use of fiber optics to deliver UV light allows for precise control of the light and an ability to deliver the light to areas that are currently not accessible with standard treatment methods (i.e., the scalp). The Company believes that its excimer laser treatment system should become the preferred method to treat many psoriasis plaques because the system can intensely treat affected areas without affecting healthy skin with radiation, that would otherwise cause adverse side effects. Current UVB therapy cannot deliver such dosages without causing sickness as a result of radiation. The more intense doses of UV light will result in faster response and fewer visits, all with fewer side effects. The very narrow band of radiation from the excimer laser will also help avoid potential mutanagenic effects of broadband UV light sources. There can be no assurances that the Company's excimer laser technology will be successful in treating psoriasis or result in commercially viable products. See "Business-Government Regulation."

         On January 2, 1998, the Company and R. Rox Anderson, M.D., entered into a consulting agreement (the "Anderson Agreement"), in which Dr. Anderson agreed to provide consulting services to the Company to develop data in connection with an IDE for the Company's psoriasis treatment products. As of May 21, 1999, the Company established a Scientific Advisory Committee, of which Dr. Anderson is the Chairman, for the purpose of providing management with critical analyses of business opportunities and potential strategies for the Company's excimer laser business. See "Management-Scientific Advisory Board."

EXCIMER LASER SYSTEM FOR TREATMENT OF TMR

         GENERAL. Heart muscle, like all tissues of the body, must be constantly supplied with oxygen in order to function effectively. Oxygen is delivered to the myocardium by the blood, which is distributed to the myocardium through the right and left coronary arteries. If these arteries are narrowed or blocked, as a result of atherosclerosis, oxygen-rich blood cannot supply the metabolic demand of the myocardium. Cardiovascular disease eventually may cause ischemic myocardium (oxygen-starved heart muscle tissue), often evidenced by severe and debilitating angina (chest pains caused by lack of oxygen to the heart muscle), which can progress to myocardial infarction (the death of an area of the heart muscle). Advanced multi-vessel ischemic heart disease is typically treated with bypass surgery.

         The Company's TMR System for the treatment of coronary heart disease creates new channels for blood to flow to ischemic myocardium. Rather than opening narrowed coronary arteries, the TMR System is intended to treat ischemic myocardium directly, by lasing small channels through ischemic areas of the heart, which connect directly with the left ventricle of the heart, a reservoir of oxygen-rich blood. Management believes that these channels may provide new pathways for blood flow into the heart muscle. However, there can be no assurances to this effect.

         CARDIOVASCULAR DISEASE AND ALTERNATIVE TREATMENT METHODS. According to the American Heart Association, cardiovascular disease, the partial or total blockage of arteries, is the leading cause of death and disability in the United States. Coronary artery disease accounts for approximately 1,000,000, or one-half, of all deaths in the United States annually. Approximately 1,500,000 new cases of heart attacks or angina are reported each year. Over 13,000,000 Americans suffer from coronary heart disease and 350,000 new cases of heart disease are diagnosed every year in the United States.

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

         The primary therapeutic options for treatment of coronary artery disease are drug therapy, percutaneous transluminal coronary angioplasty ("PTCA") or balloon angioplasty, including techniques, which augment or replace PTCA, such as stent placement and atherectomy, and CABG or open heart bypass surgery. The objective of each of the different approaches is to increase blood flow through the coronary arteries to the heart. According to the American Hospital Association, approximately 1,100 hospitals in the United States perform cardiovascular related surgical procedures.

         According to the 1998 Heart and Stroke Facts Statistics published by the American Heart Association, approximately 573,000 coronary bypass operations were performed on 360,000 patients and 434,000 balloon angioplasty procedures were performed in the United States on approximately 408,000 patients in 1995. The American Heart Association estimates the cost of cardiovascular disease in 1997 at $259.1 billion, including physician and nursing services, hospital and nursing home services, medications and lost productivity resulting from disability. Hospital charges for bypass surgery are typically between $25,000 to $45,000, and bypass surgery requires prolonged hospitalization and extensive recuperation periods. The Company estimates that approximately $700,000,000 of this market would have been applicable to the Company's TMR System, had it been approved by the FDA in 1997, for use for TMR procedures that are not an adjunct to coronary graft bypass surgery. However, no assurance to this effect can be given.

         CABG is an open chest procedure developed in the 1960s, in which conduit vessels are taken from elsewhere in the body and grafted to the blocked coronary arteries, so that blood can bypass the blockage. CABG typically requires use of a heart-lung machine to render the heart inactive (to allow the surgeon to operate on a still, relatively bloodless heart) and involves prolonged hospitalization and patient recovery periods. Accordingly, it is generally reserved for patients with severe cases of coronary artery disease ("CAD") or those who have previously failed to receive adequate relief of their symptoms from PTCA or related techniques. Unfortunately, most bypass grafts fail within one to fifteen years following the procedure. Repeating the surgery ("re-do bypass surgery") is possible, but is made more difficult because of scar tissue and adhesions that typically form, as a result of the first operation. The American Heart Journal estimates that 12% of all CABG procedures in the United States are re-do bypass surgeries. Moreover, for many patients, CABG is inadvisable for various reasons, such as the severity of the patient's overall condition, the extent of coronary artery disease or the small size of the blocked arteries.

         PTCA is a less-invasive alternative to CABG, which was introduced as an approved procedure in the early 1980s. PTCA is a procedure, in which a balloon-tipped catheter is inserted into an artery, typically near the groin, and guided to the areas of blockage in the coronary arteries. The balloon is then inflated and deflated at each blockage site, thereby rupturing the blockage and stretching the vessel. Although the procedure is usually successful in widening the blocked channel, the artery often renarrows within six (6) months of the procedure, a process called "restenosis," often necessitating a repeat procedure. A variety of techniques for use in conjunction with PTCA have been developed in an attempt to reduce the frequency of restenosis, including stent placement and atherectomy. Stents are small metal frames delivered to the area of blockage, using a balloon catheter that is deployed or expanded within the coronary artery. The stent is a permanent implant intended to keep the channel open. Atherectomy is a means of using mechanical, laser or other techniques at the tip of a catheter to cut or grind away plaque.

         When these treatment options are exhausted, the patient is left with no viable surgical alternative other than, in limited cases, heart transplantation. TMR, currently under clinical investigation by the Company and available from certain other companies, offers potential relief to a large class of patients with end stage heart disease. There are an estimated 120,000 people worldwide per year that qualify for TMR under the conditions set forth above.

         STRATEGIC ALLIANCE WITH BAXTER HEALTHCARE CORPORATION. On August 19, 1997, Acculase and Baxter executed the Baxter Agreement, which provides for an alliance with Baxter, in which Acculase granted to Baxter an exclusive worldwide right and license to manufacture and sell the Company's TMR System, consisting of certain excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith. The Company agreed to manufacture the TMR System to the specifications of Baxter at a schedule of prices, based upon the volume of TMR Systems purchased by Baxter from the Company. Pursuant to the Baxter Agreement, the Company agreed, for a period of five (5) years, not to engage in any business competitive with the laser products licensed by Baxter. Further, Baxter maintains, pursuant to the Baxter Agreement, a security interest in certain patents owned by the Company related to the TMR System to secure the Company's performance under the Baxter Agreement and licenses. Failure of the Company to perform its obligations under the Baxter Agreement could result in the loss of the patents subject to such security interest. The Baxter Agreement expires upon the expiration of the last to expire licensed patent, which is currently scheduled to expire in 2008. However, Baxter may terminate the Baxter Agreement at any time upon five (5) days' written notice. Due to Baxter's strong worldwide marketing presence, relationships with leading clinicians and regulatory expertise, Baxter is absorbing many of the significant expenses of bringing the Company's TMR products to market. See "Business-Intellectual Property," "Business-Research and Development" and "Business-Markets and Marketing."

         Pursuant to the terms of the Baxter Agreement, Baxter has delivered the first two (2) TMR Systems to Baxter. Baxter has paid the Company an aggregate of $1,968,000, of which $1,550,000 was received for the two (2) TMR Systems and $418,000 was received for certain advances for additional excimer laser systems and to obtain Certification European (CE) ("CE Mark") compliance in the European Union ("EU"), a requirement for Baxter to sell the TMR Systems within the European Economic Area ("EEA"). In addition, Baxter has agreed to: (i) pay to the Company a royalty of 5% of the sales price received for each disposable product sold in the United States and 10% of the sales price received for each disposable product sold throughout the rest of the world, or if the laser equipment is sold on a "per treatment" basis, the imputed average sales price based on average sales, other than on a "per treatment" basis, calculated quarterly for such disposable products sold, adjusted to amortize and recapture, over a 36-month period, Baxter's cost of manufacturing such products; (ii) purchase from the Company certain existing excimer laser systems for cardiovascular and vascular disease; (iii) fund the total cost of obtaining regulatory approvals worldwide for the use of the TMR System for the treatment of cardiovascular and vascular disease; (iv) fund all sales and marketing costs related to the introduction and marketing of the TMR System to treat cardiovascular and vascular disease; and (v) pay a fixed price per laser for the first eight (8) lasers to be manufactured by the Company and, thereafter, to pay a per unit price on a reducing scale from $75,000 to $45,000 per TMR System, based on the annual number of TMR Systems purchased by Baxter. Prices for TMR Systems may be adjusted annually after three (3) years, based upon changes in costs of materials (but not overhead or profit margin). See "Business-Government Regulation," "Business-Markets and Marketing," "Business-Competition" and "Business-Intellectual Property."

         In September, 1997, the Company, PMG and Baxter agreed, in connection with fulfilling the obligations of the parties under the Baxter Agreement, that the Company needed to acquire the Lasersight License, for a certain patent, which relates to the use of excimer lasers for the cardiovascular and vascular markets. On September 23, 1997, Baxter purchased certain patents rights to related patents from Lasersight for $4,000,000. In December, 1997, Acculase acquired from Baxter a license to the patent rights for $4,000,000, from the proceeds of a private placement of the Company's securities. See "Business-Intellectual Property" and "Certain Relationships and Related Transactions."

         The Company is in the process of negotiating modifications to the Baxter Agreement. No assurance can be given that the Company will successfully complete such negotiations.

         TMR TREATMENT USING EXCIMER LASERS. TMR is a surgical procedure, which may be performed on the beating heart, in which a laser device is used to create pathways through the myocardium directly into the heart chamber and as an adjunct to coronary graft bypass surgery. The pathways through the myocardium are intended to enable improved perfusion, or blood supply, to the myocardium from the heart chamber, reducing angina in the patient. TMR potentially can be performed using any of several different surgical approaches, including open chest surgery, minimally invasive surgery through small openings in the chest or percutaneous surgery, involving the use of a laser-tipped catheter threaded through a peripheral artery. The Company is pursuing a treatment protocol using small openings in the chest for better access to the myocardium. In connection with TMR, as an adjunct to open heart surgery, the treatment protocol calls for the patient's chest to be open. TMR, in some protocols, is designed to be less invasive and less expensive than bypass surgery. Also, TMR may be useful in conjunction with angioplasty or bypass surgery to obtain more complete revascularization. TMR potentially offers end-stage heart disease patients, who are not candidates for PTCA or CABG, a means to alleviate their symptoms and improve their quality of life. No assurance can be given that the TMR System will be found to be effective in relieving symptoms of CAD or that it will receive government approval for commercialization. See "Business-Government Regulation."

         The main challenge in treating atherosclerosis is to allow blood flow to the heart muscle without significantly damaging the heart. TMR does not target the coronary arteries for treatment. During the TMR procedure, the patient is given general anesthesia, and an incision is made in the patient's side between the ribs, exposing the heart. Laser systems competitive with the TMR System use much greater energy and power levels, and are required to synchronize the laser pulse with the electrocardiogram to protect the patient from adverse arrhythmias, or excessive energy levels, if the heart is not full of blood, thereby acting as a laser pulse "backstop." The TMR System does not need this synchronization due to the lower overall power and energy requirements of the excimer laser. Animal research results using the Company's TMR System have indicated that excimer laser channels remain open for extended periods of time, whereas no such data is available from any of the other competitive laser TMR products. Management believes that these open channels may provide pathways for oxygenated blood from the ventricle to the heart muscle to get into the heart muscle, which is the ultimate purpose of such procedures as CABG and angioplasty. However, no assurance to this effect can be given.

         Based on clinical results to date, the Company believes that its TMR System will provide the following benefits, including: (i) use as an alternative to bypass or angioplasty procedures, or on patients who would otherwise not be suitable for coronary bypass surgery; (ii) the TMR System may allow the surgeon to provide oxygenated blood to areas of the heart muscle that are not accessible by coronary bypass grafts. With the advent of these procedures, where CABG surgery is performed on a beating heart, management believes that TMR will be an effective complement to this procedure. TMR can be performed on the anterior, posterior and lateral walls of the heart, whereas other procedures usually are only performed on the anterior wall of the heart; (iii) management believes the medical costs associated with the use of the TMR System will be less than the costs of traditional bypass surgery, which requires a larger surgical team, more supporting equipment and a longer hospital stay. The cost of TMR in some situations may also be less than angioplasty, when combinations of additional devices, such as atherectomy catheters, stents or intravascular ultrasound, are required; (iv) since the use of the TMR System is less invasive and does not involve stopping and starting the heart, the patient may recover more quickly than if conventional bypass techniques were used, with a potentially reduced risk of complications, as compared with the risks associated with bypass surgery; and (v) TMR may potentially be used on post-transplant patients suffering from chronic rejection atherosclerosis. Presently, the only treatment for this condition is re-transplantation. No assurance can be given that any of these benefits will be obtained by patients receiving TMR or that, if they are, such benefits will result in revenues or profitable operations to the Company, or the FDA will approve the TMR System. See "Business-Government Regulation."

DISCONTINUANCE OF THE COMPANY'S NON-EXCIMER LASER BUSINESS OPERATIONS

         The Company's former business strategy consisted of the development of a wide range of laser products using different solid-state lasers. Between 1986 and the date of this Report, the Company sold over 1,000 lasers, usually on a private label basis, to other manufacturers. The Company also considered pursuing a strategy of using its excimer laser technology for a photolithography product, which was abandoned. The Company's former strategies proved to be unsuccessful, in the opinion of then current management of the Company. Although the Company generated revenues from the sale of its products, former management believed that the Company would never be able to operate profitably in the markets that the Company was then doing business. The Company currently believes that its excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. Accordingly, the Company has decided to discontinue its business operations related to the Company's former business strategy and is focused solely on excimer laser products for various medical applications.

         To facilitate the Company's focus on excimer laser technology, the Company has been attempting to sell certain of its non-excimer laser assets, which are related to its business operations at its Orlando, Florida and Wilmington, Massachusetts facilities. The Company did not complete the sale of certain of its assets related to these operations pursuant to an agreement with one party. The Company intends to discontinue its Florida business operations on or before the end of April, 2000, and is in negotiations to sell certain assets related to these business operations. There can be no assurances that the Company will be able to complete such a proposed transaction. As of April 7, 2000, all but approximately $465,000 of the debts related to these operations have been paid from the proceeds of the August 9, 1999 Financing resulting in gross proceeds of $9,310,374 to the Company and the March 16, 2000 Financing resulting in net proceeds of approximately $14,570,000 to the Company and the sale of certain assets related to the Company's non-excimer laser operations. The Company paid $950,000 in cash to the landlord for the Florida lease in connection with the satisfaction of a judgment and settlement of certain claims against the Company in the aggregate amount of $1,114,000. Further, as of April 6, 2000, the Company closed the transactions with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH ("Laser Components"), for a purchase price of $213,000. Laser Components is unaffiliated with the Company. In addition, Laser Components assumed the Company's prospective obligations under the Company's Massachusetts office lease. The Company has discontinued its Massachusetts operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Discontinuance of the Company's Non-Excimer Laser Business Operations."

         Management's decision to suspend these business operations is consistent with the Company's new business strategy and has resulted in the discontinuance of business operations which generated approximately 76% of the Company's revenues for 1998 and 1999. The Company has retained accounts receivable of an aggregate of $176,179 (net of an allowance of $83,000), at December 31, 1999, from these business operations and certain of its patents related to its non-excimer laser systems.

         THE COMPANY'S FORMER LASER PRODUCTS. The Company has historically produced other laser applications and products. These lasers were sold in two
(2) markets, medical applications and scientific applications.

         In the first of these markets, the Company developed a number of medical lasers, such as Ruby Laser Systems, ND: YAG Laser Systems and Alexandrite Laser Systems. Only the Ruby Laser System has generated any meaningful revenues to the Company since 1995. Set forth below is a brief summary of the Company's non-excimer medical laser systems.

         RUBY LASER SYSTEM. The use of solid-state laser systems, such as dermatology for the treatment of benign pigmented lesions of the skin, such as nevus of ota, moles, age spots and tattoos, represents an extension of the Company's scientific ruby laser technology, a technology that was one of the earliest laser systems developed by the Company for commercial use. Laser energy created by the ruby laser is highly absorbed by pigmented lesions, but poorly absorbed by normal skin. Using the ruby laser system, therefore, allows the physician to treat the skin lesion effectively without anesthesia and without causing normal pigmented changes or scarring. The Company began manufacturing and shipping these systems in August, 1991 on a private label basis. The manufacturing/distribution agreement with the customer officially terminated in 1993. In May, 1995, the Company resumed production of the ruby laser using a distributor network for marketing the product. Ruby laser revenue for fiscal years ended December 31, 1997, 1998 and 1999, were $180,000, $65,000 and none, respectively. Sales were limited due to prolonged engineering time to develop the higher energy, longer pulse width system and by the inability of the Company's customer to establish a strong distribution network while awaiting the upgraded product.

         SCIENTIFIC LASER SYSTEMS. The Company's scientific products had been sold into niche markets for use principally in applications such as spectroscopy, calibration, alignment and ultra-fast event measurement by universities, government and private industry research laboratories. The Company had manufactured and marketed scientific products based on a wide range of technologies which include: nitrogen laser systems, nitrogen pumped dye laser systems, solid state mid infrared laser systems, as well as laser diodes and laser diode spectrometers.

         In February, 1989, the Company acquired Laser Analytics, formerly a wholly-owned subsidiary of Spectra Physics, Inc., and an unaffiliated third party. From the date of the acquisition until the sale of the assets of Laser Analytics, the Company has funded the continued development efforts focused primarily on improvements in the production of tunable infrared laser diodes. This technology uses a spectrometer based on the Company's tunable infrared laser diode to measure naturally occurring, non-radioactive stable isotopes in exhaled breath. These measurements are useful in diagnosing such medical problems as diabetes, lung and liver dysfunction and digestive tract diseases, such as the detection of helicobacter pylori, which has been shown to be a precursor to liver and stomach cancer.

         The tunable diode lasers are based on lead-salt semiconductor technology for use in advanced research, such as high-resolution molecular spectroscopy, combustion diagnostic studies and atmospheric chemistry. These are "high end" instruments designed for research, which require a high level of sophistication and performance. These lasers are sold both as a standardized unit and as a customized unit. In addition, the Company has designed a system using the tunable diode laser technology for pollution monitoring applications. The Company has granted an exclusive license to Laser Components to certain patents which relate to the manufacture and marketing of tunable lead salt diode lasers.

GOVERNMENT REGULATION

         The Company's approved products, products awaiting approval and its research and development activities are subject to regulation by numerous governmental authorities, principally, the FDA and corresponding state and foreign regulatory agencies. The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices and drugs, including the products currently under development by the Company. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         UNITED STATES PRODUCT REGULATION. In the United States, medical devices are classified into three (3) different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls (i.e. labeling, pre-market notification and adherence to the FDA's good manufacturing practice ("GMP") requirements and quality system regulations "QSR"). Class II devices are subject to general and special controls (i.e. performance standards, postmarket surveillance, patient registries and FDA guidelines). Class III devices are those, which must receive premarket approval by the FDA to ensure their safety and effectiveness (i.e. life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices).

         CLEARANCE PROCEDURE. Before a new medical device can be marketed, such as the Company's excimer laser for the treatment of psoriasis, marketing clearance must be obtained through a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetics Act ("FDC Act") or a PMA application under Section 515 of the Food and Drug Administration Modernization Act of 1997 ("FDA Act"). A 510(k) clearance will typically be granted by the FDA, if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed Class I or II device or a preamendment Class III device (i.e. one that has been marketed since a date prior to May 28, 1976), for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence, which may include a requirement to submit human clinical trial data. It generally takes four (4) to twelve (12) months from the date of a 510(k) submission to obtain clearance, but it may take longer. Acculase filed its 510(k) for its psoriasis product on August 4, 1999, and on January 27, 2000, the FDA issued the 501(k) for the Company's psoriasis product. The Company's excimer laser psoriasis system has been determined to be substantially equivalent to currently marketed devices for the treatment of psoriasis. The Company believes that it has received adequate funds from the March 16, 2000 Financing to begin marketing its psoriasis product.

         The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made for purposes of obtaining a 510(k) clearance. A "not substantially equivalent" determination, or a request for additional information, may prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

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

         Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA so determines, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA's asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of outside clinicians, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to, but is not bound by, the recommendation of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. The Company has not yet undergone an FDA GMP inspection, and does not anticipate that it will undergo such an inspection until after filing of an initial PMA application by Baxter for the TMR System.

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

         HUMAN CLINICAL TRIALS. If human clinical trials of a device are required, either for a 510(k) submission or a PMA application, or, in the opinion of the FDA, if the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE does not give assurance that the FDA will approve the IDE and, if it is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies.

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

         STATUS OF BAXTER'S PMA APPLICATION FOR THE TMR SYSTEM. The TMR System is anticipated to be regulated as a Class III medical device and to require PMA approval prior to being marketed in the United States. Although the Company has received an IDE from the FDA permitting the Company to conduct clinical trials of its TMR System in the United States, and such clinical trial has commenced, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of the TMR System or will adequately support a PMA application for the product. In the first quarter of 1998, the Company transferred the IDE to Baxter in connection with the Baxter Agreement. In addition, Baxter may be required to obtain additional IDEs for other applications of the TMR System, and for other products that the Company develops that are regulated by the FDA as medical devices. There is no assurance that data, typically the results of animal and laboratory testing, that may be provided by Baxter in support of future IDE applications, will be deemed adequate for the purpose of obtaining IDE approval or that Baxter will obtain approval to conduct clinical studies of any such future product.

         In January, 1995, management of Acculase met with representatives of the FDA to discuss preclinical data submission requirements necessary before initiating human trials of the TMR System. Subsequently, animal testing of the TMR System was performed in collaboration with several heart research institutions in the United States, culminating in a trial at The New York Hospital Cornell Medical Center, which serves as the pre-clinical basis for an IDE that was granted by the FDA in August, 1996. All of the Company's rights under the IDE have been assigned to Baxter. Pursuant to this IDE, Phase I human clinical studies began at New York Hospital Cornell Medical Center and at Good Samaritan Hospital in Los Angeles, California. The IDE submission provides for the TMR System to be used in open-heart procedures on patients diagnosed with end stage heart disease. The Phase I trial includes only patients that are suffering from ischemia and angina, and who are not candidates for CABG or for balloon angioplasty. Based on the results of the Phase I trial, Baxter has petitioned for a Phase II trial. However, no assurance can be given as to when or if such petition will be granted. The Company is advised that Baxter intends to expand the Phase II studies to a multi-site trial (more than 10 institutions) and expand the procedure to include patients who are candidates for incomplete CABG revascularization. However, no assurance to this effect can be given. The Company does not expect Baxter to submit a PMA to the FDA before the year 2001, and possibly later. Baxter will be required to obtain additional IDEs for other applications of the TMR System and for other products that the Company develops that are regulated by the FDA as medical devices.

         ONGOING REGULATION. If clearance or approval is obtained, any device manufactured or distributed by the Company will be subject to pervasive and continuing regulation by the FDA. The Company will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, GMP requirements, Medical Device Reporting ("MDR") regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or "off-label" uses. The Company's failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The FDA Act makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products and anticipated products.

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

         In complying with the GMP and QSR regulations, manufacturers must continue to expend time, money and effort in product, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects device-manufacturing facilities in the United States in order to assure compliance with applicable GMP requirements. The FDA, under GMP guidelines, requires the Company to carry certain inventories of its medical lasers for emergency medical service. Typically, major service problems must be responded to within 24 hours. The Company is not required by any regulatory body to keep inventories on hand to meet service or delivery issues. Certain raw materials have lead times of greater than sixteen (16) weeks. The Company keeps a safety stock of these items, when appropriate. The Company estimates that less than $100,000 of current inventory is set-aside for safety stock. Failure of the Company to comply with the GMP regulations or other FDA regulatory requirements could have a material adverse effect on the Company's business, financial condition or results of operations.

         OTHER REGULATION. The Company is also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require laser manufacturers to file new product and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold (except those sold to private label customers), as belonging to one of four (4) classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of product. CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. As of the date of this Report, the Company has filed the documentation with CDRH for its laser products requiring such filing, and has not experienced any difficulties or incurred significant costs in complying with such regulations.

         THIRD PARTY REIMBURSEMENT IN THE UNITED STATES. In the United States, healthcare providers, including hospitals and physicians, that purchase devices with medical applications for treatment of their patients, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these devices. A particular treatment is generally purchased by hospitals, which then bill various third-party payors, such as government programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods, as determined by the payor, or is experimental, unnecessary or inappropriate. If the FDA clearance or approval were received, third-party reimbursement would also depend upon decisions by HCFA for Medicare, as well as by individual health maintenance organizations, private insurers and other payors.

         The success of the Company's marketing plan for its psoriasis treatment products will depend on, among other things, the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's psoriasis treatment products are used. The Company has not yet applied to HCFA for the right to reimbursement for the costs of its psoriasis treatment products. The Company expects that, when such application for the right to reimbursement is made, the process will take from 18 to 24 months, and no assurance can be given that a favorable response will be received from HCFA. If HCFA does not grant the right to reimbursement, it could have a material adverse effect on the Company's business. However, in the first three years after the commercial introduction of the Company's psoriasis treatment products in July, 2000, Company does not believe that HCFA reimbursement is required for the Company to be financial successful. However, no assurance to that effect can be given. See "Business- Markets and Marketing."

         Certain third-party payors, such as Medicare, determine whether to provide coverage for a particular procedure and then reimburse hospitals for inpatient medical services at a prospectively fixed rate based on the diagnosis related group ("DRG") to which the case is assigned. DRG assignment is based on the diagnosis of the patient and the procedures performed. The fixed rate of reimbursement established by Medicare is independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. In April, 1999, HCFA announced that as of July 1, 1999, Medicare intermediaries and carriers would be instructed to cover the costs of TMR for patients with certain severe angina, which have not responded to standard medical treatment. No assurance can be given that HCFA's policy change will result in the generation of revenue to the Company. It is important that the hospital and physician providers, the insurance industry, the health plan underwriters, employers and patients understand the clinical and economic benefits of TMR, as indicated by the IDE studies. Study results are concurrent with the quality of care and economic issues currently driving the healthcare market. The market for the Company's products also could be adversely affected by future legislation to reform the nation's healthcare system or by changes in industry practices regarding reimbursement policies and procedures.

         Third-party payors that do not use prospectively fixed payments increasingly use other cost-containment processes that may pose administrative hurdles to the use of the Company's products. Potential purchasers must determine whether the clinical benefits of the Company's TMR Systems justify the additional cost or the additional effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage.

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

         INTERNATIONAL PRODUCT REGULATION. The Company has received ISO 9001/EN46001 certification for its psoriasis and its TMR systems. This authorizes the Company to affix a CE Mark to its products as evidence that they meet all European Community quality assurance standards and compliance with applicable European medical device directives for the production of its medical devices. This will enable the Company to market its products in all of the member countries of the EU. The Company also will be required to comply with additional individual national requirements that are outside the scope of those required by the EEA.

         ISO standards were developed by the International Organization for Standards ("ISO") of the European Community ("EC") as a tool for companies interested in increasing productivity, decreasing cost and increasing quality. The EC uses ISO standards to provide a universal framework for quality assurance and to ensure the good quality of products and services across borders. The ISO 9000 standards have facilitated trade throughout the EC, and businesses and governments throughout the world are recognizing the benefit of the globally accepted uniform standards. Any manufacturer utilized for purposes of manufacturing the Company's products will be required to obtain ISO certification to facilitate the highest quality products and the easiest market entry in cross-border marketing. This will enable the Company to market its products in all of the member countries of the EU. The Company also will be required to comply with additional individual national requirements that are outside the scope of those required by the EEA.

         Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that the Company will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Any enforcement action by regulatory authorities with respect to past or future regulatory noncompliance could have a material adverse effect on the Company's business, financial condition and results of operations.

         The time required to obtain approval for sale in various foreign countries may be longer or shorter than that required for FDA approval for United States sales, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval. The FDA must approve exports of devices that require a PMA, but are not yet approved domestically, unless they are approved for sale by any member country of the EEA and the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case, they can be exported for sale to any country without prior FDA approval. In addition, an unapproved device may be exported without prior FDA approval to the listed countries for investigational use in accordance with the laws of those countries. To obtain FDA export approval, when required, the applicant must provide the FDA with data and information to demonstrate that the device: (i) is not contrary to public health and safety; and (ii) has the approval of the country to which it is intended for export. To allow the FDA to determine that export of a device is not contrary to public health and safety, the applicant is required to submit basic data regarding the safety of the device, unless the device is the subject of an FDA-approved IDE and the device will be marketed or used for clinical trials in the importing country for the same intended use, or at least two IRBs in the United States have determined that the device is a non-significant risk device and the device will be marketed or used for clinical trials in the importing country for the same intended use. The applicant also must submit a letter to the FDA from the foreign country approving importation of the device.

         Now that the Company has obtained the CE Mark approval for its excimer laser products, it will be subject to continued supervision by the notified body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of EEA regulations. As of the date of this Report, no application has been made outside the United States. The Company is informed that Baxter anticipates that it will be in a position to distribute the TMR System in Europe and Japan, once the necessary filings have been approved. No assurance can be given that distribution will occur when anticipated by Baxter, if at all. Even if distribution begins, no assurance can be given that distribution of the TMR System by Baxter will result in sales of the TMR System or revenues or profits to the Company.

         FOREIGN THIRD PARTY REIMBURSEMENTS. If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems in foreign countries. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. Although the Company is advised that Baxter intends to seek international reimbursement approvals for the TMR System, there can be no assurance any such approvals will be obtained in a timely manner, if at all. In the case of the Company's psoriasis treatment products, the Company intends to seek international reimbursement approvals, although the timing of seeking such approvals has not been determined. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

         The Company believes the overall escalating cost of medical products and services has led, and will continue to lead, to increased pressures on the healthcare industry, both foreign and domestic, to reduce the cost of products and services, including products offered by the Company. There can be no assurance in either the United States or international markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation or reimbursement policies of third-party payors will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. The unavailability of third-party payor coverage or the inadequacy of reimbursement could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, fundamental reforms in the healthcare industry in the United States and Europe continue to be considered, although the Company cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have.

         Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems, as well as government managed systems. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either government or private reimbursement systems, or that physicians will support and advocate reimbursement for procedures using the Company's products. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, or changes in government and private third-party payors' policies toward reimbursement for procedures employing the Company's products, would have a material adverse effect on the Company's ultimate business prospects. Moreover, management is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

         Management believes that the Company currently has good relationships with vendors of materials for its lasers. Most major components and raw materials, including solid state laser rods, laser crystals, optics and electro-optic devices are available from a variety of sources. The Company does not rely on sole source vendors. Cash flow constraints are the main limiting factors in parts availability.

PRODUCT WARRANTIES

         The Company's standard warranty on most products is one year for parts and labor. Consumables have a ninety (90) day warranty period. Selected medical products have a 12-month parts only warranty. During the warranty period, the Company pays shipping charges one way. In connection with the Baxter Agreement, the Company has agreed to warrant products for twelve (12) months from the date of delivery to Baxter's customer or eighteen (18) months from the date shipped by the Company, whichever is less. The Company warrants that its products are free from defects in workmanship, materials and handling. The Company has established a reserve for warranty costs based upon the estimated costs to be incurred over the warranty period of the Company's products. The Company does not provide the right to return units of its TMR System. In some cases, demonstration equipment is sent to the customer prior to the sale to determine suitability. In rare cases, the Company has allowed returns when accompanied by a substantial restocking fee

PRODUCT LIABILITY INSURANCE

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

RESEARCH AND DEVELOPMENT

         The Company's research and development emphasis has shifted from pure research to product modification and development to meet new market demands. The Company has expended its own funds for research and development with respect to its TMR and psoriasis treatment products. Baxter does not pay for any research and development for the Company's cardiovascular and vascular related product applications. However, Baxter is paying for all costs related to regulatory matters, which, if successful, will enable the commercial sales of the Company's excimer laser system for TMR. The Company's strategy is to utilize and modify its existing excimer laser technology and component base to develop new products and applications in targeted medical and scientific markets. In addition to internal development, the Company may take advantage of opportunities, if they arise, in the current laser market environment of consolidation and market specialization by continuing to seek out and acquire both products and technology at a cost the Company believes to be lower than the cost of the internal development of significant products.

         The Company does not have any present acquisition plans. Because the Company's products are focused in specific niche medical markets, the Company does not believe the decline in research and development expenditures will affect the Company's abilities to be competitive in these markets.

         For the years ended December 31, 1999, 1998 and 1997, the Company expended $2,061,241, $1,243,372 and $685,109, respectively, on all research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENVIRONMENTAL CONCERNS

         The Company's medical lasers are not believed to cause any material environmental concerns. The Company does not knowingly use any products known to harm the environment. All solvents and cleaners are biodegradable. Cooling systems, where applicable, use refrigerants, which are free of toxic materials. Many medical lasers are of solid-state construction, so no hazardous gases or liquid dyes are used in their operation or manufacture. In winter months, medical laser cooling systems are filled with an ethylene glycol and water mixture to prevent freezing during shipment. This mixture must be removed and discarded upon installation. The Company has discontinued the operations of its business relating to the commercialization of these types of lasers. The Company has not received notice of violation of any environmental laws from a governmental agency related to these former business operations.

         The Company's TMR System and its laser intended to be used to treat psoriasis, utilize xenon-chloride gas as a lasing medium. The chlorine component of this gas is extremely corrosive and must be handled with care. Although only a small quantity of gas is present in each laser, proper handling is essential for safe operation. Depleted gas is reacted prior to disposal. Excimer lasers are common in hospitals and laboratories and the methods for disposal and handling of these gases is well known. Management of the Company believes that the use of these gases is not expected to impact the desirability of these lasers in the market place.

MARKETS AND MARKETING

         The Company historically has marketed its scientific products through a direct sales force in the United States and through a network of distributors outside of the United States, although no foreign sales have been made in 1998 and 1999. The Company has historically promoted its products through attendance at tradeshows, advertising in scientific journals and industry magazines and direct mail programs.

         To assist the Company in developing its marketing plan, on May 11, 1999, the Company entered in an agreement with Healthworld, of which Steven Girgenti, a director of the Company, is Chairman and Chief Executive Officer, for provision of various services relating to the marketing of the Company's products. The services include: (i) advertising and promotion, (ii) development of market research and strategy; and (iii) preparation and consulting on media and publicity. The term of the agreement is indefinite, but may be terminated by either party on ninety (90) days' notice. Compensation for these services is approximately $40,000 per month, plus reimbursement of expenses and payment of a 15% commission on advertising purchases. Services beyond those budgeted by the parties are to cost $104 per person hour, which is materially less then the normal hourly rate charged by Healthworld for such services. In lieu of a higher hourly rate, on May 11, 1999, the Company issued to Healthworld warrants (the "Healthworld Warrants") to purchase 174,000 shares of the Company's Common Stock at an exercise price of $4.69 per share. On the date of grant of the Healthworld Warrants, the price of the Common Stock was $4.69. The Healthworld Warrants have a term of ten years and vest to the extent of 14,500 shares of Common Stock on the eleventh day of each month, beginning June 11, 1999, during the term of the agreement. The shares underlying the Healthworld Warrants are being registered in connection with a pending registration statement. Under a separate agreement, Healthworld provides: (i) two (2) fulltime managed-care specialists to make calls on potential customers for a period of seven (7) months, at a cost of $30,000 per month; (ii) twenty (20) fulltime sales representatives to market among dermatologists for a period of four (4) months at a cost of $125,000 per month; and (iii) certain general management services for a period of seven (7) months at $10,000 per month. Under separate agreements, Healthworld will provide certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). With the assistance of Healthworld, the Company is currently finalizing its marketing strategy for the rollout of the psoriasis treatment system. See "Certain Relationships and Related Transactions."

         In the United States, healthcare providers that purchase devices with medical applications for treatment of their patients generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or a part of the costs and fees associated with the procedures using such devices. The success of the Company's business, in particular the generation of profits from its psoriasis treatment products, may ultimately depend on the ability of healthcare providers to obtain sufficient reimbursement from third-party payors for such costs and fees. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Since the Company's psoriasis treatment products will initially constitute a new form of treatment, no assurance can be given as to when or if patients will be able to obtain partial or complete reimbursement from their insurance programs (or from Medicare or Medicaid) for such treatment.

         The Company's marketing plan attempts to take account of this factor by focusing, during the first three years after the commercial introduction of the psoriasis treatment system, on (i) that segment of the dermatological treatment community which controls more than 50% of the prescriptions (topicals, systemics and phototherapy) for the treatment of psoriasis, and (ii) on geographic areas where the average dual household income of patients is $75,000 or more. Management believes that these patients generally have healthcare plans that pay for psoriasis treatment. UVB regimens generally involve 18 to 30 treatments every six months, and may require co-payments ranging from $5.00-$30.00 per treatment. Other forms of therapy, such as frequent application of topicals and creams, may cost between $250 to $500 per year. Management believes that the Company's excimer laser regimen will require fewer patient treatments during a given period than these alternative forms of treatment, but may be more expensive and may not be covered by medical insurance. The Company believes that persons suffering from psoriasis may have to accept paying higher out-of pocket costs for the Company's psoriasis treatment than these traditional methods in order for the Company to market its psoriasis laser treatment successfully. The failure to achieve these goals could have a material adverse effect on the Company's business operations and financial condition.

         At the same time, the Company intends to take all reasonable steps to have its psoriasis treatment products sufficiently accepted in the dermatological treatment community to enable healthcare providers to receive partial or complete reimbursement for the fees and costs associated therewith. In addition, the Company expects to apply to HCFA for designation of a specific Medicare reimbursement code for the Company's psoriasis products. Management believes that the issuance by HCFA of a specific reimbursement code for such products could have a positive effect on the willingness of third-party insurers to reimburse patients or healthcare providers for part or all of the costs of treatment by the company's products, although no assurance can be given to that effect. The HCFA application process will take from 18 to 24 months, and no assurance can be given that a favorable response will be received from HCFA. Even if HCFA designates a code which is specific to the Company's type of psoriasis treatment products, no assurance can be given that it would result in the generation of revenue to the Company. Failure to obtain a HCFA reimbursement code could have a material adverse effect on the business and financial condition of the Company.

         In the case of the Company's psoriasis treatment products, the Company intends to seek international reimbursement approvals although the timing of such seeking of approval has not been determined. If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within applicable foreign healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. No assurance can be given that such approval will be obtained. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought. See "Business-Government Regulation."

         In the case of TMR, unlike balloon angioplasty and atherectomy, the use of laser technology for the treatment of end stage heart disease requires the purchase of expensive capital equipment. Two of the Company's competitors in the field of TMR treatment (PLC and Eclipse) have received the right from HCFA to Medicare reimbursement for the costs of such companies' TMR treatments. Since the Company's TMR System has not yet received approval to be marketed, Baxter has not sought, on behalf of the Company, reimbursement approval from HCFA. Moreover, potential purchasers must determine whether the clinical benefits of the Company's TMR System justify the additional cost or effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage. Although the Company believes that Baxter intends to seek international reimbursement approvals for the TMR System, there can be no assurance that any such approvals will be obtained in a timely manner, if at all. The failure to obtain such rights of reimbursement with respect to the Company's TMR excimer laser systems could have a material adverse effect on the business and financial condition of the Company. See "Business-Government Regulation."

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

         The Company does not have comparable resources with which to invest in research and development and advertising, and is at a competitive disadvantage with respect to its ability to develop products. The Company may also encounter difficulties in customer acceptance because it is likely to be perceived as a new entrant into the market whose identity is not yet well known and whose reputation and commercial longevity is not yet established. Substantial marketing and promotional costs, possibly in excess of what the Company can afford, may be required to overcome barriers to customer acceptance. The Company expects substantial direct competition, both from existing competitors and from new market entrants. Larger and more established competitors may seek to impede the Company's ability to establish a market share for any products, which may be developed by the Company through competitive pricing activities. Also, prospective customers for the Company's products may be reluctant to disrupt relationships with well-established distributors of products, which may be comparable in quality or pricing to any of the Company's products. The failure to gain customer acceptance of the Company's excimer laser technology could have a material adverse effect on the Company's business, financial condition and results of operations.

         Market acceptance of laser treatment of psoriasis is dependent on the Company's ability to establish with the medical community the clinical efficacy of excimer laser technology to treat psoriasis. As a result of such factors, there can be no assurance that the marketplace will be receptive to excimer laser technology over competing therapies. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

         Competition in the market for the treatment of CAD, and in the medical device industry generally, is intense and is expected to increase. The Company competes primarily with other producers of TMR devices for patients with end stage heart disease. Many companies, research institutes and universities are working in a number of disciplines to develop therapeutic devices and procedures aimed at vascular and cardiovascular disease. Some of the Company's competitors and potential competitors have substantially greater name recognition and capital resources than does the Company and also may have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete. In addition, even if the Company's products yield performance comparable to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in manufacturing, marketing and selling its products. The Company believes that the primary competitive factors in the interventional cardiovascular market are: the ability to treat safely end stage heart disease patients; the impact of managed care practices and procedure costs; ease of use; and research and development capabilities. Certain companies, including PLC and Eclipse, have completed enrollment in randomized clinical trials of products and procedures involving TMR that compete with those offered by the Company, and have received regulatory approvals in Europe to begin commercially marketing their respective TMR devices. PLC and Eclipse have also received approval from the FDA to commercially market their TMR products in the United States. Earlier entrants in the market in a therapeutic area often obtain and maintain greater market share than later entrants. Furthermore, the length of time required for products to be developed and receive regulatory approval and the ability to use patents or other proprietary rights to prevent sales by competitors are also important competitive factors.

INTELLECTUAL PROPERTY

         INTELLECTUAL PROPERTY POLICY. The Company regards its technological processes and product designs as proprietary and seeks to protect its rights in them through a combination of patents, internal procedures and non-disclosure agreements. The Company also utilizes licenses from third parties for processes and designs used by the Company, which are proprietary to other parties. The Company believes that its success will depend, in part, on the protection of its proprietary information and patents, and the acquisition of licenses of technologies from third parties.

         There can be no assurances as to the range or degree of protection any patent or registration which may be owned or licensed by the Company will afford, that such patents or registrations will provide any competitive advantages for the Company, or that others will not obtain patents or registrations similar to any patents or registrations owned or licensed by the Company. There can be no assurances that any patents or registrations owned or licensed by the Company will not be challenged by third parties, invalidated, rendered unenforceable or designed around, or that the Company's competitors will not independently develop technologies, which are substantially equivalent or superior to the technologies owned or licensed by the Company, and which do not infringe patents or proprietary rights of the Company. There can be no assurances that the Company or any licensor to the Company will be successful in protecting its proprietary rights. There can be no assurances that any pending patent or registration applications or future applications will result in the issuance of a patent or registration.

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

         Any asserted claims or litigation to determine the validity of any third party infringement claims could result in significant expense to the Company or any licensor of such technology and divert the efforts of the Company's technical and management personnel, whether or not such litigation is resolved in favor of the Company or any such licensor. In the event of an adverse result in any such litigation, the Company or any such licensor could be required to expend significant time and resources to develop non-infringing technology or to obtain licenses to the disputed technology from third parties. There can be no assurances that the Company or any such licensor would be successful in such development or that any such licenses would be available to the Company on commercially reasonable terms, if at all. See "Business-Legal Proceedings."

         Although the Company believes its patents to be of significant value, successful litigation against these patents by a competitor could have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that the existing patents will be held valid, if challenged, that any additional patents will be issued or that the scope of any patent protection will exclude competitors. The breadth of claims in medical technology patents involves complex legal and factual issues, and therefore, can be highly uncertain.

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

         PATENTS ISSUED. The Company owns thirty-six (36) patents, worldwide, of which Laser Photonics owns twenty-one (21) patents and Acculase owns an additional sixteen (16) patents. Of the patents owned by Laser Photonics, seventeen (17) are issued in the United States and one each is issued in Canada, Switzerland, France and Great Britain. Of the sixteen (16) patents owned by Acculase, four (4) patents are filed in the United States, two (2) patents are issued in each of Australia, Canada, Germany and Israel, and one is issued in each of the EU, France, Switzerland/Liechtenstein and Great Britain.

         In connection with the Company's excimer laser technology, the Company has been issued four (4) United States patents. The first patent, which was issued in January, 1990, provides patent protection until 2007 and covers the Company's base excimer laser design. The second patent, which was issued in May, 1990, provides patent protection until 2007 and covers a liquid filled flexible laser light guide. The third patent, which was issued in May, 1991, provides patent protection until 2007, and covers a means of measuring optical fiber power output. The fourth patent, which was issued in September, 1991, provides patent protection until 2008 and relates to the laser optical fiber coupling apparatus used in the Company's excimer lasers. One of the patent applications pending relating to a proprietary laser catheter design, was initially denied. The Company has not continued to pursue this patent application. Baxter has retained the right to pursue this patent application. Baxter and the management of the Company do not believe that Baxter will pursue this patent application, as there is no economic justification for pursuing this patent application at this time. See "Business-Legal Proceedings."

         The Company also received patents for its base excimer laser design in certain European countries in December, 1994, Australia in November, 1991, Canada in December, 1992, and Israel in February, 1993. The European, Australian, Canadian, and Israeli patents provide protection until August, 2008, August, 2004, December, 2009, and August, 2008, respectively. The Company received patents for a fiber optic laser catheter design in Australia in September, 1998, and in Israel in February, 1996, which expire in September, 2009 and February, 2111, respectively. Patent applications are pending in Japan and Canada for a fiber optic laser catheter design.

         All of the Company's patents and patent applications related to the Company's excimer laser technology are licensed to Baxter under the Baxter Agreement. The Company has pledged the four (4) United States patents and a German patent to Baxter as security for the obligations of the Company under the Baxter Agreement. See "Business-Strategic Alliance with Baxter Healthcare Corporation."

         In connection with the sale of certain assets related to the Company's non-excimer laser business carried out in its Massachusetts facility, the Company has granted an exclusive license to Laser Components for use in the commercialization of tunable lead salt diode lasers with respect to eight (8) patents, which are not related to the Company's excimer lasers. Certain of the Company's patents unrelated to its excimer laser technologies either may have expired or may be delinquent in fees owing to various governmental authorities, and there can be no assurances as to whether such patents are currently in effect. See "Business-Sale of the Company's Non-Excimer Laser Assets and Business."

         LICENSED TECHNOLOGY. The Company licenses two (2) United States patents used in connection with its excimer lasers from Patlex Corporation, and licenses a United States patent used in connection with its excimer lasers from Baxter. The Company is in negotiations with Baxter to obtain a foreign patent used in connection with its excimer lasers, which has certain comparable aspects to the United States patent licensed from Baxter. On September 18, 1997, the Company, PMG and Baxter agreed, in connection with fulfilling the obligations of the parties under the Baxter Agreement, that the Company needed to acquire a license from Lasersight for certain patents which relate to the use of excimer lasers for the cardiovascular and vascular markets. In the event that Baxter terminates the Baxter Agreement, Baxter will grant to the Company an exclusive sublicense of all of Baxter's rights under the Lasersight License. In such event, the Company will acknowledge and agree that upon the grant of such exclusive sublicense, the Company will assume all obligations and liabilities of Baxter under the Lasersight License. See "Business-Strategic Alliance with Baxter Healthcare Corporation."

         On November 26, 1997, the Company entered into an agreement (the "MGH Agreement") with MGH, pursuant to which the Company has obtained an exclusive, worldwide, royalty-bearing license from MGH to develop, manufacture, use and sell products, utilizing a pending patent, which incorporates certain phototherapy technology of MGH, related to the diagnosis and treatment of certain dermatological conditions and diseases. No assurance can be given that the pending patent will be issued. As of the date of this Report, the Company has generated no revenues from the MGH Agreement. The Company has paid $37,500 to MGH, and has further agreed to pay MGH $50,000, upon issuance by the United States Patent and Trademark Office of any patent right relating to the pending patent application (which has not yet occurred as of the date of this Report). The Company has agreed to pay certain royalties to MGH beginning with the first commercial sale of the products in any country, on any sales of products made anywhere in the world by the Company, or its affiliates and sublicensees.

         The licensed technology is the subject of a currently pending provisional patent application filed with the United States Patent and Trademark Office by MGH. As of the date of this Report, the pending patent has not been approved. The Company has agreed to use its best efforts to develop and make commercially available products with respect to the licensed technology within certain time frames defined in the MGH Agreement, or MGH may have the right to cancel the exclusive license or convert any exclusive license to a non-exclusive license.

EMPLOYEES

         As of April 4, 2000, the Company and its subsidiaries had 35 full-time employees. These employees include the four (4) executive officers of Laser Photonics in its Carlsbad, California and Radnor, Pennsylvania facilities, five
(5) administrative, two (2) clerical personnel, eighteen (18) engaged in manufacturing of laser products, three (3) persons engaged in research and development, three (3) engineers. In addition, the Company employs one part-time person for administration and one for manufacturing. The Company intends to hire additional personnel as the development of the Company's business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable of the Company's industry, no assurances can be given that the Company will be successful in retaining and recruiting needed personnel. See "Management."

         The Company's employees are not represented by a labor union or covered by a collective bargaining agreement, and the Company believes it has good relations with its employees. The Company provides its employees with certain benefits, including health insurance.

                                  RISK FACTORS

         THE SECURITIES OFFERED HEREBY ARE HIGHLY SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. ONLY INVESTORS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT SHOULD MAKE AN INVESTMENT IN THESE SECURITIES. IN ADDITION TO THE FACTORS SET FORTH ELSEWHERE IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD GIVE CAREFUL CONSIDERATION TO THE FOLLOWING RISK FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS BEFORE PURCHASING THE SECURITIES OFFERED HEREBY.

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

         LACK OF PROFITABILITY AND HISTORY OF LOSSES; BANKRUPTCY PROCEEDING. The Company filed a Petition for Reorganization (the "Bankruptcy Proceeding") under Chapter 11 of the Federal Bankruptcy Act on May 13, 1994, Case No. 94-02608-611-Federal Bankruptcy Court-Middle District, Florida (the "Bankruptcy Court"). An order was issued on May 22, 1995, confirming the Company's Third Amended Plan of Reorganization (the "Bankruptcy Reorganization" or the "Plan"). The Company incurred losses of $2,123,814, $5,357,968, $2,307,101, $5,908,587 and $9,920,067, for the period from May 23, 1995 to December 31, 1995, and for the years ended December 31, 1996, 1997, 1998 and 1999, respectively. As of December 31, 1999, the Company had an accumulated deficit of $25,617,537. The Company expects to continue to incur operating losses for a period of between nine (9) and twelve (12) months from the date of this Report as it continues to devote significant financial resources to the marketing of its psoriasis treatment products and expansion of operations. In order to achieve profitability, the Company will have to manufacture and market its psoriasis treatment products, which need to be accepted in the marketplace on a commercial basis. There can be no assurance given that the Company will sustain losses only for a period of nine (9) to twelve (12) months or that the Company will manufacture or market any products successfully or operate profitably in the future. See " Risk Factors-Uncertainty Related to Third Party Reimbursement," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Financial Statements."

         UNCERTAINTY RELATED TO THIRD-PARTY REIMBURSEMENT. In the United States, healthcare providers that purchase devices with medical applications for treatment of their patients generally rely on third-party payors, principally private health insurance plans, federal Medicare and state Medicaid, to reimburse all or a part of the costs and fees associated with the procedures using such devices. The success of the Company's business, in particular the generation of profits from its psoriasis treatment products, may ultimately depend on the ability of healthcare providers to obtain sufficient reimbursement from third-party payors for such costs and fees. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Since the Company's psoriasis treatment products will initially constitute a new form of treatment, no assurance can be given as to when or if patients will be able to obtain partial or complete reimbursement from their insurance programs (or from Medicare or Medicaid) for such treatment.

         The Company intends to take all reasonable steps to have its psoriasis treatment products sufficiently accepted in the dermatological treatment community to enable healthcare providers to receive partial or complete reimbursement for the fees and costs associated therewith. In addition, the Company expects to apply to HCFA for designation of a specific Medicare reimbursement code for the Company's psoriasis products. Management believes that the issuance by HCFA of a specific reimbursement code for such products could have a positive effect on the willingness of third-party insurers to reimburse patients or healthcare providers for part or all of the costs of treatment by the Company's products, although no assurance can be given to that effect. The HCFA application process will take from 18 to 24 months, and no assurance can be given that a favorable response will be received from HCFA. Even if HCFA designates a code which is specific to the Company's type of psoriasis treatment products, no assurance can be given that it would result in the generation of revenue to the Company. Failure to obtain a HCFA reimbursement code could have a material adverse effect on the business and financial condition of the Company. See "Business-Markets and Marketing."

         POTENTIAL NEED FOR ADDITIONAL FINANCING. The Company has historically financed its operations through working capital provided from operations, loans and the private placement of equity and debt securities. As of December 31, 1999, the Company had total debts of $4,431,336 and had $4,535,557 of cash on hand. On March 16, 2000, the Company completed the March 16, 2000 Financing of 1,409,092 shares of its Common Stock and received net proceeds of $14,570,000, and on that date had $18,400,00 of cash on hand. The Company believes that it has adequate capital to support its operations, to finance its requirements to accomplish the rollout of the Company's psoriasis treatment products, and to pay all of its debts on a current basis. The Company estimates that it has funds on hand for each of these purposes and for working capital for at least 13 months. However, no assurance to this effect can be given. In the event that the Company does not generate sufficient revenues from prospective operations, the Company may be required to obtain additional financing. No assurance can be given that additional financing will become available to the Company, or that the Company will achieve profitable operations. Further, any additional financing may be senior to the Company's Common Stock, may be priced below market or may result in significant dilution to the holders of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         DILUTION FROM ISSUANCES OF COMMON STOCK TO PAY OBLIGATIONS OF THE COMPANY AND EFFECT OF OUTSTANDING WARRANTS AND OPTIONS. On March 16, 2000, the Company completed a private offering of 1,409,092 shares of its Common Stock at $11.00 per share and received net proceeds of $14,570,000. The price of the Company's Common Stock, on the date when the terms of this private placement were negotiated was $13.50 per share, and the price on the closing date (March 16, 2000) was $15.88. The issuance of shares of Common Stock at below market prices may be deemed to be dilutive to existing stockholders. The exercise of Warrants to purchase up to 2,237,105 shares of Common Stock, at exercise prices ranging from $1.50 to $4.69 per share, could result in significant additional dilution to existing stockholders. The average exercise of the Warrants is $3.09 per share. In addition, the Company has issued 3,609,379 options to acquire shares of Common Stock to various employees, directors and consultants of the Company at prices ranging from $0.50 to $17.75 per share (some of which exercise prices were significantly below market price on their grant dates), of which the shares underlying the 200,000 Options are being registered in connection with the pending registration statement. The Company does not intend to grant options or warrants at exercise prices significantly below market, although no assurance can be given to this effect. The holders of the Warrants and Options, which are outstanding and unexercised, are given an opportunity to profit from a rise in the market price of the Common Stock, with a resulting dilution in the interest of the other stockholders. The terms on which the Company might obtain additional financing during the period may be adversely affected by the existence of the Warrants and Options. To the extent that additional capital is raised through the sale of additional equity or convertible securities or additional options are issued to obtain the services of officers, employees, directors or consultants, the issuance of such securities could result in additional dilution to the Company's stockholders and the holders of the Warrants and Options may exercise the Warrants and Options at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," "Certain Relationships and Related Transactions" and "Description of Securities."

         FINANCIAL RISK FROM PENDING LITIGATION AGAINST THE COMPANY. The Company has legal claims, both pending and threatened, as follows: (i) the Company has had a counterclaim filed against it in the lawsuit brought by Baxter against The Spectranetics Corporation ("Spectranetics"), in which Spectranetics claims an undetermined amount of damages against the Company; (ii) claims have been asserted by Ray Hartman, a former officer and director of the Company and his wife Sandra Hartman, who was an employee of Laser Photonics and Acculase; and
(iii) a claim has been asserted by the Laser Analytics, Inc., a Texas corporation, for $232,000 for monies purportedly lent to the Company. The damages alleged in those claims are for significant amounts and the outcome of these disputes are unknown, as of the date of this Report. An adverse ruling against the Company in any of these matters could have a material adverse effect upon the Company and its financial condition. See "Business-Legal Proceedings."

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including the timing and results of clinical trials; delays associated with the FDA and other regulatory approval processes; healthcare reform and reimbursement policies; demand for the Company's products; changes in pricing policies by the Company or its competitors; the number, timing and significance of product enhancements and new product announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis; customer order deferrals in anticipation of new or enhanced products offered by the Company or its competitors; product quality problems; personnel changes; and changes in Company strategy. Quarter to quarter operating results could also be affected by the timing of the receipt of individual customer orders, order fulfillment and revenue recognition with respect to small numbers of individual laser units, since each unit carries a high price per unit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Markets and Marketing."

         POSSIBLE LACK OF NET INCOME DUE TO HIGH AMORTIZATION OF GOODWILL AND PATENT EXPENSES. The Company's business depends on the exploitation of a number of technologies, some of which are the subject of patents. For financial statement purposes, the Company is required to amortize the cost of acquisition of these patents and licenses of patents owned by others over a period of years. In addition, acquisitions of business operations and reorganization of existing operations have required the Company to record certain assets as goodwill on its financial statements and to amortize such goodwill over periods of years. License fees paid are amortized over the life of the licenses and patent expenses are amortized over the life of the patents. The impact on the current and future financial statements of the Company is a reduction of net income in the amount of such amortization. For 1998 and 1999, the total of such amortization was $1,028,034 and $998,590 respectively. This amount of amortization, when compared to the Company's revenue for any year, may make it very difficult for the Company to show profitability until net revenues from operations increase significantly or until most of these items have been completely amortized. However, even if the Company's revenues increase to an amount to offset existing levels of amortization, no assurance can be given that, in future years, the Company will not incur other expenditures or undergo other reorganizations which will require it to book significant additional amounts of amortization. No assurance can be given that the Company will ever earn enough revenue to offset most or all of its then current amortization expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

         OWNING LESS THAN 100% OF THE SHARES OF ACCULASE HAS RESULTED IN THE GRANT OF INCENTIVES TO EMPLOYEES AND RESULTED IN SUBSTANTIAL DILUTION TO THE STOCKHOLDERS OF LASER PHOTONICS. Laser Photonics owns 76.1% of the issued and outstanding common stock of Acculase. Acculase has been unable to raise money throughout its history, largely because it is and has been a privately owned company. A significant portion of the money raised by the Company in recent financings has been used to loan money to Acculase to pay its costs of operations and the cost of the development of its excimer lasers. Management of the Company believes that the financing has provided significant benefits to Acculase and that, without the financing provided by Laser Photonics, Acculase could not have obtained these benefits. To accomplish the development of the excimer laser product, through the raising of capital through stock sales, there has been significant dilution in stock ownership to the stockholders of Laser Photonics.

         In connection with obtaining required financing for Acculase, Laser Photonics has had to engage in significant equity financing activities, aggregating approximately $20,000,000, from 1997 to 1999, and an additional $14,570,000 through March 31, 2000. As of December 31, 1999, Laser Photonics had made cash and non-cash advances as loans for the benefit of Acculase, which total approximately $17,000,000. These obligations include, but are not limited to direct payment of obligations (including the acquisition of the Lasersight License for $4,000,000 so that Acculase would be in compliance with the Baxter Agreement), allocations of salaries and expenses, financing costs, cash transfers and corporate overhead (including professional market and consulting services) of approximately $9,200,000, and incurrence of non-cash costs by Laser Photonics associated with the issuance of Common Stock and Warrants in certain financings, the issuance of derivative securities to employees and consultants of Acculase at exercise prices below market, the assumption of certain interest charges, and the accrual of interest at the rate of 8% PER ANNUM on the principal amount of such cash and non-cash advances, which total approximately $7,800,000. All such amounts advanced to Acculase were loaned without any date certain as to when such loans would be repaid. Laser Photonics has issued 1,090,500 options as incentives to employees and consultants to work for

Acculase. Further, Laser Photonics has sold stock to be able to hire employees for Acculase. Laser Photonics has had to provide and continues to provide incentives and compensation to management of Acculase because employees of Acculase and prospective candidates for employment at Acculase desire stock options from Laser Photonics, which have potential liquidity, rather then stock options of Acculase, which are unlikely to have liquidity at any foreseeable time. These financings and the grant of such incentives to employees have resulted in substantial dilution to the stockholders of Laser Photonics, without any dilution to the stockholders of Acculase. Should Laser Photonics be unable to acquire the shares of Acculase not already owned by Laser Photonics, it is likely that Laser Photonics will have to continue to dilute the ownership of its Common Stock to pay the operating costs of Acculase for an indefinite period of time. See "Business-Business of the Company-Relationship with Acculase Subsidiary", "Business-Intellectual Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         THE RISK OF NOT ACQUIRING THE UNOWNED ACCULASE SHARES MAY RESULT IN CONTINUED DILUTION OF THE OWNERSHIP OF LASER PHOTONICS COMMON STOCK TO PAY THE OPERATING COSTS OF ACCULASE FOR AN INDEFINITE PERIOD OF TIME. Due to the fact that the Company may have to continue to dilute the ownership of the stockholders of Laser Photonics indefinitely, the Boards of Directors of the Company and Acculase have determined to enter into a reorganization to make Acculase a wholly owned-subsidiary of Laser Photonics. The exact ratio of the anticipated exchange of Acculase common stock for Common Stock of the Company will be based on a valuation to be prepared by one of the Company's advisors and a separate fairness opinion from an investment banker hired by the Board of Directors of Acculase. Because of the majority ownership of Acculase by the Company, the Company controls a sufficient number of the issued and outstanding shares of Acculase in order to approve the proposed reorganization. However, any Acculase stockholders that do not wish to exchange their shares of Acculase for shares of the Company may assert certain appraisal rights under California law. Generally, under California law, when a dissenting stockholder opposes a reorganization which requires stockholders' approval, such as in a reorganization in which the stockholders of Acculase may otherwise be required to accept shares of Laser Photonics in exchange for their shares in Acculase, the exclusive remedy of the dissenting stockholder is the right to receive the appraised cash value of his shares of Acculase. However, in the case where one entity (such as Laser Photonics) controls both corporations which are the subject of the proposed reorganization, the stockholders of the controlled entity (in this case, Acculase), may be entitled to institute an action to attack the validity of the reorganization or to have the reorganization set aside or rescinded. There can be no assurance that any of the Acculase stockholders will not file such an action, or that a court will not set aside the proposed reorganization transaction.

         In the event that some or all of the Acculase stockholders exercise their appraisal rights, decline to accept the terms of the proposed exchange of Laser Photonics Common Stock for Acculase common stock, and wish to receive cash in lieu thereof, and the aggregate amount sought by the dissenting Acculase stockholders exceeds an amount to be determined by the Board of Directors, the Company will reserve the right to terminate or postpone the reorganization until such time as the Company has adequate funds to cash out those Acculase stockholders who exercise their appraisal rights. See "Business-Business of the Company-Relationship with Acculase Subsidiary" and "Business-Intellectual Property."

         GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS. Clinical testing, manufacture, promotion and sale of the Company's excimer laser products and related accessories are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding foreign regulatory agencies. The FDC Act, and other federal and state statutes and regulations govern or influence the testing, manufacture, labeling, advertising, distribution and promotion of medical devices. Noncompliance with applicable requirements may result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow the Company to enter into supply contracts and criminal prosecution. The Company's excimer laser devices, for the various applications discussed in this Report, will be regulated as either a Class II or Class III medical device. Class II devices, such as the Company's psoriasis treatment products, claim "substantial equivalence" to an existing (predicate) device. The Company has received approval under the 510(k) process from the FDA. Some Class II devices may not be found "substantially equivalent" to existing devices, and may be assigned a new classification, which may or may not require further clinical data or which may have certain restrictions, including post-market surveillance.

         FDA approval of a PMA must be obtained prior to commercial distribution in the United States for the TMR System. A PMA application must be supported by extensive information, including preclinical and clinical trial data. The PMA process is expensive, lengthy and uncertain, and a number of products for which PMA applications have been submitted by other companies have never been approved for marketing. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed. There can be no assurance that Baxter will be able to obtain necessary

PMA application approvals to market the Company's excimer laser systems for all, or any, of the currently anticipated applications, or any other products, on a timely basis, if at all. Failure by Baxter to obtain such approvals, a delay in receipt of such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has received and transferred to Baxter a conditionally approved IDE from the FDA, permitting Baxter to conduct clinical trials of the TMR System, and such clinical trial has commenced, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of the TMR System for the treatment of end stage heart disease or will adequately support a PMA application for the TMR System. In addition, Baxter will be required to obtain additional IDEs for other applications of the Company's excimer laser technology. There can be no assurance that data, typically the results of animal and laboratory testing, that may be provided by Baxter in support of future IDE submissions, will be deemed adequate for the purposes of obtaining IDE approval or that Baxter will obtain approval to conduct clinical studies of any such future product. Even if IDE approval is obtained and clinical studies are conducted, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of any such product or will adequately support a PMA application for any such product. Manufacturers of medical devices are also required to comply with applicable FDA GMP requirements, which include standards relating to product testing and quality assurance, as well as the corresponding maintenance of records and documentation. There is no assurance that the Company will be able to comply with applicable GMP requirements. See "Business-Government Regulation."

         NEED TO COMPLY WITH INTERNATIONAL GOVERNMENT REGULATION. International sales of medical devices often are subject to regulatory requirements in foreign countries, which vary from country to country. Sale and use of the Company's products are subject to the right to affix a CE Mark approval in the EU and subject to other regulatory requirements in those and other countries. The Company has received the right to affix a CE Mark for its TMR System, but not for its fiberoptic accessories. The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements may differ materially. The FDA must approve exports of devices that require a PMA, but are not yet approved domestically, unless they are approved for sale by any member country of the EU or the other "listed" countries, including Australia, Canada, Israel, Japan, New Zealand, Switzerland and South Africa, in which case they can be exported for sale to any country without prior FDA approval. In addition, an unapproved device may be exported without prior FDA approval to the listed countries for investigational use in accordance with the laws of those countries.

         In addition to ISO 9001/EN46001 certification (which the Company has received for the TMR System), which is required to market the TMR System in the EEA, the Company also will be required to comply with additional, individual international requirements that are outside the scope of those required by the EEA. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution. Furthermore, changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances. There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals on a timely basis, or at all, or that the Company will not be required to incur significant costs in obtaining or maintaining such foreign regulatory approvals. Delays in receipt of, or failure to receive, such approvals or clearances, the loss of previously obtained approvals or clearances or the failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation-International Product Regulation."

         DISCONTINUANCE OF CERTAIN REVENUE GENERATING ASPECTS OF BUSINESS OPERATIONS. Management's decision to suspend its business operations not related to the Company's excimer laser technology has resulted in the intended discontinuance of its business operations, which generated approximately 76% of the Company's revenues for 1998 and 1999. All but approximately $465,000 of the debts related to these operations have been paid from the proceeds of the August 9, 1999 Financing and the March 16, 2000 Financing and the sale of certain assets related to the Company's non-excimer laser operations. As of the date of this Report, the Company intends to focus solely on those portions of its business that deal with its excimer laser technology, although these activities have not generated sufficient revenues to sustain operations without outside financing. There can be no assurances that the Company will be able to generate profitable operations from its excimer laser business operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and "Business."

         BAXTER'S SECURITY INTEREST IN ACCULASE'S PATENTS AND RISK OF LOSS OF SIGNIFICANT TECHNOLOGY OWNED BY ACCULASE. On August 19, 1997, Acculase executed the Baxter Agreement, which provides for an alliance with Baxter in which the Company granted to Baxter an exclusive worldwide right and license to manufacture and sell certain of the Company's TMR System consisting of certain excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith. Baxter maintains, pursuant to the Baxter Agreements, a security interest in certain significant patents owned by Acculase related to the TMR System to secure the Company's performance under the Baxter Agreement. Failure of the Company to perform its obligations under the Baxter Agreements could result in the loss of the ownership of the patents subject to such security interest. Even though the Lasersight License is granted to Acculase, should Baxter somehow obtain control of those technologies and patents owned by Acculase and Acculase should lose its rights to this technology, Laser Photonics would lack the essential elements of the excimer laser technology. Such a situation would materially and adversely affect the Company's business and its financial condition. See "Business-Strategic Alliance with Baxter Healthcare Corporation" and "Business-Intellectual Property."

         COMPANY'S RELIANCE ON PATENT PROTECTION AND PROPRIETARY TECHNOLOGY. The Company's business could be adversely affected if it is unable to protect its intellectual property, including patented and other proprietary technology, certain of which is licensed to the Company or owned by the Company, and certain of which is owned by the Company and licensed to or from Baxter. If the Company or the owners or licensees of the proprietary technology are unsuccessful in protecting their rights thereto or such technology was to infringe on proprietary rights of third parties, that portion of the Company's business could suffer material adverse effects. To the extent that the Company relies upon unpatented trade secrets and know-how, there can be no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with the Company's products. In addition, there can be no assurance given that others will not independently develop similar or superior technologies, enabling them to provide superior products or services to those of the Company. There can be no assurances that patentable improvements on such technology will be developed or that existing or improved technology will have competitive advantages or not be challenged by third parties.

         The laser industry has been marked by costly and time-consuming litigation with respect to intellectual property rights between competitors. Once the Company begins to exploit its excimer lasers commercially, no assurances can be given that third parties will not claim that some or all of the Company's proprietary technology infringes on proprietary rights of others. Litigation may be used to seek damages or to enjoin alleged infringement of proprietary rights of others. The defense of any such litigation, whether or not meritorious, could divert financial and other resources of the Company from the Company's business plan and, therefore, could have a material adverse effect on the financial condition of the Company. An adverse decision to the Company in any such litigation could result in significant damage awards payable by the Company or could result in the Company's being enjoined from marketing its then existing products, which could have an adverse effect on the Company's ability to continue in business. In the event of an adverse result in such litigation, the Company could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the disputed technology from third parties. There can be no assurances that the Company will have the resources to develop or license such technology, or if so, that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms. Further, the Company may be required to commence litigation against third parties to protect any proprietary technology rights of the Company. There can be no assurances that the Company will be able to afford to prosecute such litigation, or if so, that such litigation will be successful. See "Business-Intellectual Property" and "Business-Legal Proceedings."

         DEPENDENCE ON THIRD PARTIES FOR MANUFACTURE AND MARKETING OF PRODUCTS AND RISKS OF ACCESS TO ALTERNATIVE SOURCES AND DELAYS. The Company does not currently have sufficient financial resources to conduct human clinical trials necessary to commercialize the application of the TMR System. The Company has entered into the Baxter Agreement, pursuant to which Baxter agreed to fund necessary human clinical trials and market the Company's resulting products. However, Baxter may terminate such funding and marketing commitment and cease further funding at any time. If the Baxter Agreement is terminated for any reason, there could be a material adverse effect on the Company's financial condition and the Company may be compelled to curtail or cease business operations related to its TMR System altogether. Should Baxter terminate the Baxter Agreement, the Company will have to seek out other parties for the purpose of financing the conduct of human clinical trials necessary to commercialize the application of the TMR System. The Company believes that third parties would have an economic incentive to provide such assistance to the Company due to the fact that the Company's TMR System is believed by management of the Company to be technically superior and less expensive than lasers from other manufacturers used for the same medical applications. However, no assurance to this effect can be given. Management of the Company believes that this alone could make a strategic alliance or similar business relationship with the Company attractive to another Company, which might assume Baxter's responsibilities under the Baxter Agreement, although no assurance to this effect can be given. In addition, the Company is not currently required to fund the marketing of the Company's TMR System, as Baxter is responsible for all marketing efforts and expenses for the TMR System, unless Baxter ceases to remain in its strategic alliance with the Company. In such an event, the Company will either be required to obtain additional financing, in an unknown amount, or will need to obtain a replacement partner to complete the testing, and to market the Company's TMR System, if approved by the FDA.

         There can be no assurance that any third party would be willing or able to meet the Company's needs in a satisfactory and timely manner, if at all. Should the Company be unable to locate third parties willing or able to meet the Company's needs, management may have to suspend or discontinue its business activities or certain components thereof or cease operations altogether, as they relate to the TMR System. The amount and timing of resources to be devoted to these activities are not within the control of the Company, and there can be no assurance that manufacturing and marketing problems will not occur in the future.

         Production of the Company's excimer lasers requires specific component parts obtained from certain suppliers. In the event that such suppliers cannot meet the Company's needs, the Company believes that alternative suppliers could be found. However, a change in suppliers or any significant delay in the Company's ability to have access to such resources would have a material adverse effect on the Company's delivery schedules, business, operating results and financial condition. See "Business-Sources and Availability of Raw Materials."

         The Company maintains limited manufacturing facilities, which may need to be expanded in the future. The Company estimates that it will be able to produce only 1,000 lasers per year in its facility in Carlsbad, California. Should demand exceed that number of lasers, the Company's facilities will have to be expanded. Although certain members of the Company's management have manufacturing experience, the expansion of the Company's manufacturing facilities and capabilities will subject the Company to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available on commercially reasonable terms, if at all. If demand for the Company's products becomes great enough to require expansion of its manufacturing capability, and if the Company is unable to expand its manufacturing capabilities, the Company may be required to enter into arrangements with others for the manufacture and packaging of its products. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture its products on a commercial basis, in which case the Company's business, results of operations and financial condition would be materially adversely affected. See "Business-Alliance with Baxter Healthcare Corporation" and "Business-Research and Development."

         UNCERTAIN MARKET ACCEPTANCE. The FDA issued a 510(k) for the Company's psoriasis treatment system on January 27, 2000. The Company is finalizing its marketing plan and introduced its psoriasis treatment products for the purpose of commercial application testing at the end of March, 2000 and further intends to begin to distribute its psoriasis treatment products to the market in July, 2000. Market acceptance of laser treatment of psoriasis is dependent on the Company's ability to establish, with the medical community, the clinical efficacy of excimer laser technology to treat psoriasis, and to convince psoriasis patients to undergo laser treatment, which may not be covered by medical insurance and may be more costly than other traditional forms of treatment for psoriasis. The cost of the Company's TMR products may be significantly greater than the cost of the therapeutic capital equipment required with balloon angioplasty, stent implantation or atherectomy procedures. Market acceptance of laser TMR, as an adjunct to CABG and for end stage heart disease patients, will depend, in part, on Baxter's ability to establish, with the medical community, the clinical efficacy of excimer laser TMR for end stage heart disease patients. As a result of such factors, there can be no assurance that the marketplace will be receptive to excimer laser technology over competing therapies. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation," "Business-Markets and Marketing" and "Business-Competition."

         HIGHLY COMPETITIVE MARKETS; RISK OF ALTERNATIVE THERAPIES. Competition in the market for the treatment of psoriasis and CAD, and in the medical device industry, generally, is intense and is expected to increase.

         According to the NPF, there are three (3) approaches to treat psoriasis: (i) topical therapy (creams and lotions), (ii) phototherapy (psoralen ultraviolet light-PUVA and UVB), and (iii) systemic medications. The Company's excimer laser technology for the treatment of psoriasis is intended to replace and/or augment all of the current treatment modalities. Most of those patients suffering from psoriasis that seek treatment receive phototherapy. Phototherapy is widely available to the suffering patient. For the Company to be successful in marketing its psoriasis treatment products, those doctors who prescribe phototherapy for their patients will have to accept the Company's treatment modality for the Company's products on a widely-used basis, and for the Company to be successful in introducing its product. No assurance can be given that the Company will be successful in obtaining wide acceptance by the medical community for the Company's treatment modality.

         The Company's TMR System, if approved for general sale by the FDA, will compete primarily with other suppliers of TMR equipment for the treatment of patients with end stage heart disease and as an adjunct to coronary graft bypass surgery. Companies producing competitive products may succeed in developing products that are more effective or less costly in treating CAD than the TMR System, and may be more successful than the Company in manufacturing and marketing their products. In the TMR market, the Company competes primarily with other producers of TMR systems.

         Many companies, research institutes and universities are working in a number of disciplines to develop therapeutic devices and procedures aimed at vascular and cardiovascular disease. Furthermore, a number of companies in the pharmaceutical industry are working on drug therapies to treat psoriasis. Most of these companies, research institutes and universities have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than the Company. In addition, many of such companies have experience in underlying human clinical trails of new or improved therapeutic devices and procedures and obtaining FDA and other regulatory clearances of devices and procedures for use in human health care. The Company has limited experience in conducting and managing clinical testing and in preparing applications necessary to gain regulatory clearances. Accordingly, other companies may succeed in developing devices and procedures that are safer or more effective than those proposed to be developed by the Company and in obtaining FDA clearances for such devices and procedures more rapidly than the Company.

         The Company's requirements for regulatory approval, and marketing of some of its products for cardiovascular and vascular disease have been assumed by Baxter. The Company's competitors spend substantial sums on research and development for laser products in order to maintain their respective market positions. The Company's competitors and many of its potential competitors have substantially greater capital resources than the Company. There can be no assurance the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by Baxter or that render the Company's technology obsolete. Even if the Company's products provide performance comparable or superior to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in terms of manufacturing, marketing and sales. PLC and Eclipse received regulatory approval in Europe to begin marketing their various TMR products and received approval from the FDA to market their TMR products in the United States. As of the date of this Report, PLC and Eclipse are marketing their TMR products in the United States. PLC and Eclipse have been marketing their products in Europe since 1996. Earlier entrants to a market in a therapeutic area often obtain and maintain greater market share than later entrants. The Company believes the primary competitive factors in the market for its TMR Systems include clinical performance, product safety and reliability, availability of third-party reimbursement, product design specifically for TMR use, product quality, ease of use, price, customer service and company reputation. In addition, the length of time required for products to be developed and receive regulatory approval and the ability to use patents or other proprietary rights to prevent sales by competitors are also important competitive factors. Some of the medical indications that may be treatable with TMR are currently being treated by drug therapies or surgery and other interventional therapies, including CABG and PTCA. A number of these therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced frequently. There is no assurance that procedures using TMR will be able to replace or augment such established treatments or that clinical research will support the use of TMR. Additionally, new surgical procedures and new drug therapies are being developed by other parties to treat CAD. New procedures and drug therapies could be more effective, safer or more cost-effective than TMR. The inability of TMR to replace or augment existing therapies or to be more effective, safer or more cost-effective than new therapies could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation," "Business-Markets and Marketing" and "Business-Competition."

         NO MARKETING STUDIES. No independent studies with regard to the feasibility of the Company's proposed business plan have been conducted at the expense of the Company or by any independent third parties with respect to the Company's present and future business prospects and capital requirements. In addition, there can be no assurances that the Company's products or its treatment modality for psoriasis using its psoriasis treatment products will find sufficient acceptance in the marketplace to enable the Company to fulfill its long and short term goals, even if adequate financing is available and products are ready for market, of which there can be no assurance. See "Business-Markets and Marketing."

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the skills of its management and technical team. There is strong competition for qualified personnel in the laser industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have key-person life insurance on any of its employees. See "Management."

         EFFECT OF POTENTIAL REFORMS IN THE REGULATION OF THE HEALTHCARE INDUSTRY. Regulatory bodies in the United States and the EU are continuously revising their rules. Fundamental reforms in the healthcare industry in the United States and the EU continue to be considered, although the Company cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have. Moreover, management is unable to predict what additional legislation or regulation, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation would have. See "Business-Government Regulation."

         PRODUCT DEFECTS; LIMITS OF PRODUCT LIABILITY INSURANCE. One or more of the Company's products may be found to be defective after the Company has already shipped such products in volume, requiring a product replacement. Product returns and the potential need to remedy defects or provide replacement products or parts could impose substantial costs on the Company and have a material adverse effect on the Company's business and results of operations. The clinical testing, manufacturing, marketing and use of the Company's excimer laser devices and procedures may expose the Company to product liability claims. The Company maintains liability insurance with coverage limits of $3,000,000 per occurrence. Although the Company has never been subject to a product liability claim, there can be no assurance that the coverage limits of the Company's insurance policies are adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business-Product Liability Insurance."

         EFFECTS OF CERTAIN REGISTRATION RIGHTS. The Company is registering, pursuant to the pending registration statement, 9,893,032 shares of Common Stock, consisting of 7,455,927 shares of Common Stock currently issued in the name of certain selling stockholders (the "Selling Stockholders"), 2,237,105 shares of Common Stock underlying certain warrants (the "Warrants") and 200,000 shares of Common Stock underlying certain options (the "Options"). As of the date of this Report, the Company has 14,913,260 shares issued and outstanding. There can be no assurance that the registration of the shares being registered pursuant to the pending registration statement will not have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. See "Certain Relationships and Related Transactions" and "Market for Registrant's Common Equity and Related Stockholder Matters-Shares Eligible for Future Sale-Dividend Policy."

         LACK OF DIVIDENDS ON COMMON STOCK. The Company has paid no dividends on its Common Stock, as of the date of this Report, and there are no plans for paying dividends in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business. See "Market for Registrant's Common Equity and Related Stockholder Matters."

         POTENTIAL ANTI-TAKEOVER EFFECT OF DELAWARE LAW. The Company is subject to certain provisions of the Delaware General Corporation Law, which, in general, restrict the ability of a publicly held Delaware corporation from engaging in certain "business combinations," with certain exceptions, with "interested stockholders" for a period of three (3) years after the date of the transaction in which the person became an "interested stockholder." The effect of such "anti-takeover" provisions may delay, deter or prevent a takeover of the Company which the stockholders may consider to be in their best interests, thereby possibly depriving holders of the Company's securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of stockholders to remove incumbent directors as readily as the stockholders may consider to be in their best interests. See "Market for Registrant's Common Equity and Related Stockholder Matters-Certain Business Combinations."

         SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock and could have a material adverse effect on the ability of the Company to raise new capital. There are currently 5,690,027 restricted shares and 9,223,233 shares which are freely tradable, eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended (the

"Securities Act") or are the subject of the pending registration statement or other registration statements. All of the restricted shares, including 263,701 shares held by affiliates of the Company, are being registered in the pending registration statement. Further, the Company has granted options to purchase up to an additional 3,609,379 shares of Common Stock, 2,426,047 of which are currently exercisable. The shares of Common Stock underlying the Warrants to purchase up to 2,237,105 shares of Common Stock and Options to purchase up to 200,000 shares of Common Stock are the subject of the pending registration statement. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of Common Stock purchased in the Offering. See "Market for Registrant's Common Equity and Related Stockholder Matters-Shares Eligible for Future Sale."

         LIMITATIONS ON DIRECTOR LIABILITY. The Company's Certificate of Incorporation provides, as permitted by governing Delaware law, that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director. In addition, the Company's Certificate of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. See "Management."

         SETTLEMENT ORDER. In 1997, as a result of certain alleged securities law violations in 1992 and early 1993 under prior management, the Company entered into a Settlement Order with the Commission, in which it neither admitted nor denied liability, but consented to the issuance of an injunction against any future law violations. The alleged events occurred prior to the Company's Bankruptcy Reorganization and involve events, which occurred prior to the change in the Company's management and directors. There can be no assurance that the Settlement Order will not have an adverse effect on the Company's ability to conduct financings in the future. See "Business-Legal Proceedings."

ITEM 2.  PROPERTIES

         The Company entered into a lease on August 4, 1998, with an unaffiliated third party consisting of 11,500 square feet of office space, manufacturing and warehousing located at 2431 Impala Drive, Carlsbad, California, 92008. The term of the lease is 57 months, commencing December 1, 1998. The lease cost is $8,050 per month. There are two five-year options to extend the term of the lease, for a total occupancy of approximately 15 years, if desired by the Company. The performance of this lease is guaranteed by PMG. The Company's Carlsbad facility houses the Company's headquarters, manufacturing and development operations for the Company's excimer laser business. Management of the Company believes that this facility will provide adequate space for such business over the four years from the date of this Report and that the location in Carlsbad is convenient for the attraction of skilled personnel in the future, although no assurance can be given to that effect. See "Certain Relationships and Related Transactions."

         The Company occupies approximately 1,850 square feet of office space in Radnor, Pennsylvania, which serves as a satellite office to accommodate those executive officers of the Company who live near Philadelphia, Pennsylvania. The Company's corporate headquarters remain at its facilities in Carlsbad, California. The lease for this property has a 5-year term, commencing April 1, 2000, and provides for a monthly rent ranging from approximately $4,940 per month to $5,555 per month over the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

         BANKRUPTCY REORGANIZATION. On May 13, 1994, the Company filed the Bankruptcy Proceeding. On May 22, 1995, the Bankruptcy Court confirmed the Company's Plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         SETTLEMENT ORDER. In 1997, the Company entered into a Settlement Order with the Commission, where it neither admitted nor denied alleged securities law violations in 1992 and early 1993 under prior management, but consented to the issuance of an injunction against any future violation of law. The alleged events occurred prior to the Bankruptcy Reorganization and involve events, which occurred prior to the change in the Company's management and directors. The current management and directors have no connection with this proceeding. No monetary damages were sought.

         DISPUTE WITH THE HARTMANS. On November 19, 1999, the Company's Board of Directors voted to terminate Jeffrey F. O'Donnell as an officer and employee and Sandra Hartman, the wife of Raymond Hartman, as an employee of the Company and of all subsidiaries of the Company. In addition, the Board of Directors of Acculase terminated Raymond Hartman as an officer and employee and Sandra Hartman as an employee of Acculase. Finally, the stockholders of Acculase removed Raymond Hartman as a director of Acculase. Raymond Hartman resigned as a director of Laser Photonics, as of January 31, 2000. Prior to the terminations, both Mr. and Ms. Hartman were offered a severance benefit package under which they would tender resignations, in lieu of the terminations, and enter into part-time consulting agreements. The Hartmans declined this offer and, through counsel, alleged wrongful termination by the Company and have threatened legal action. The Company hopes that this matter can be amicably resolved, although no assurances to that effect can be given. If settlement is not reached and litigation is commenced by the Hartmans, the Company will vigorously defend this matter. Since no proceeding has been initiated and no discovery has taken place, all relevant factors, which may affect the outcome, are not known to the Company, and the Company cannot evaluate the likelihood of a favorable or unfavorable outcome, or to estimate the amount or range of possible gain or loss.

         LITIGATION BETWEEN BAXTER AND SPECTRANETICS. On August 6, 1999, Baxter filed suit against The Spectranetics Corporation in the United States District Court for the District of Delaware, entitled BAXTER HEALTHCARE CORPORATION, LASERSIGHT PATENT, INC. AND ACCULASE, INC. V. THE SPECTRANETICS CORPORATION, Civil Action No. 99-512 RRM. On November 12, 1999, Acculase moved to become a co-plaintiff with Baxter. The Second Amended Complaint ("Complaint"), dated December 17, 1999, alleges claims for patent infringement against defendant The Spectranetics Corporation ("Spectranetics"). Specifically, the First Cause of Action of the Complaint alleges that Acculase is the owner of United States Patent Number 4,891,818 (the "818 patent") and that Baxter holds an exclusive license to the 818 patent in the field of cardiovascular and vascular applications. It further alleges that Spectranetics manufactures, distributes and sells excimer lasers and related products, including the Spectranetics CVX-300 excimer laser system, that infringe the 818 patent in the field in which Baxter holds an exclusive license. It seeks an injunction against such infringement, damages in an amount to be proven at trial, enhanced damages for willful infringement, attorneys' fees based upon a finding that this is an "extraordinary case" and costs. The Second and Third Causes of Action of the Complaint claim infringement of other patents and do not involve Acculase.

         On January 5, 2000, Spectranetics filed an Answer and Counterclaims in the United States District Court for the District of Delaware, admitting issuance of the 818 patent and that Spectranetics manufacturers, distributes and sells the Spectranetics CVX-300 excimer laser system, but denies that it infringes the 818 patent. The Answer also raises affirmative defenses. Only the First Claim of the Counterclaim for declaratory judgment of invalidity, unenforceability and non-infringement of the 818 patent is directed against Acculase. It alleges that this is an "exceptional case" supporting an award of reasonable attorneys' fees, costs and expenses in favor of Spectranetics. The other patents, which are the subject of the Second and Third Causes of Action of the Complaint, are also the subject of the First Claim of the Counterclaim and do not include Acculase. The Counterclaim includes other claims for antitrust violations, interference with existing economic relationships, interference with prospective economic advantage and misappropriation and misuse of confidential information, which are directed against Baxter. A responsive pleading to the Counterclaim has not yet been filed. Baxter is bearing the legal fees and costs associated with this action. Acculase bears no responsibility therefore.

         DISPUTE WITH LASER ANALYTICS, INC., A TEXAS CORPORATION. The Company has received a claim for approximately $232,000, plus interest, from Laser Analytics, Inc., a Texas corporation ("LAI-Texas"). As of January 4, 1999, the Company and Laser Analytics, Inc., a Massachusetts corporation, a wholly-owned subsidiary of the Company, entered into an agreement with LAI-Texas, pursuant to which LAI-Texas agreed to purchase certain of the assets of the Company associated with the Company's business operations in Orlando, Florida and Wilmington, Massachusetts. The principal of LAI-Texas managed these business operations pending the closing. LAI-Texas failed to close the transaction and the Company resumed management of these business operations. LAI-Texas claims that during this period, the Company's operations required cash and that LAI-Texas loaned over $232,000 to the Company to support these business operations. The Company is in the process of investigating LAI-Texas' claim and the Company's rights with respect to the manner in which the operations were managed by the principal of LAI-Texas, and LAI-Texas' failure to close pursuant to the agreement. Since the Company does not know all relevant factors, which may affect the outcome, at this time, the Company is unable to evaluate the likelihood of a favorable outcome, and the Company is currently unable to estimate the amount or range of possible gain or loss.

         Except as set forth above, the Company knows of no material legal actions, pending or threatened, or judgment entered against the Company or any executive officer or director of the Company, in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended December 31, 1999, the Company's stockholders adopted the following resolutions:

         1. Approved a form of indemnification agreement between the Company and its directors.

         2. Approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 15,000,000.

         3. Approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock to 25,000,000.

         4. Ratified the appointment of Hein + Associates LLP as independent public accountants of the Company for the year ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of the date of this Report, the Company had 14,913,260 shares of Common Stock issued and outstanding. Further, the Company has issued and outstanding options to purchase 3,609,379 shares of Common Stock, of which 2,426,047 are vested as of the date of this Report, and Warrants to purchase up to 2,237,105 shares of Common Stock.

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

                                                                        Bid                    Asked
                                                                 High       Low           High         Low
YEAR ENDED DECEMBER 31, 1998
1st Quarter..................................................... 4 1/8      2 1/2         4 3/8       2 11/16
2nd Quarter..................................................... 3 3/4      2 1/8         3 7/8       2 3/8
3rd Quarter..................................................... 2 9/16     1 1/8         2 3/4       1 1/4
4th Quarter..................................................... 3 1/16     1 1/4         3 1/4       1 3/8

YEAR ENDED DECEMBER 31, 1999
1st Quarter..................................................... 4 1/4      2 3/8         4 1/2       2 17/32
2nd Quarter..................................................... 6 1/2      4 5/16        6 5/8       4 1/4
3rd Quarter..................................................... 6 1/2      4             6 3/4       4 1/16
4th Quarter..................................................... 10 7/8     4 3/16        11 1/4      4 5/16

YEAR ENDING DECEMBER 31, 2000
1st Quarter..................................................... 18 3/16    11 5/8        18 7/16     11 7/8

         On April 11, 2000, the closing market price for the Company's Common Stock in the Over-The-Counter Market was approximately $12.00 per share. As of March 29, 2000, the Company had 1,047 stockholders of record.

DIVIDEND POLICY

         No dividend has been declared or paid by the Company since inception on the Company's Common Stock. The Company does not anticipate that any dividends will be declared or paid in the future on the Company's Common Stock.

CERTAIN BUSINESS COMBINATIONS AND OTHER PROVISIONS OF THE CERTIFICATE OF INCORPORATION

         As a Delaware corporation, the Company is currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"). Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three (3) years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, s approved by the Board of Directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired eighty five percent (85%) or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least sixty-six and two-thirds percent (66-2/3%) of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporations; or (ii) an affiliate or associate of the corporation and who was the owner of fifteen percent (15%) or more of the outstanding voting stock of the corporation at any time within the three (3) year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

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

SHARES ELIGIBLE FOR FUTURE SALE

         As of the date of this Report, the Company had issued and outstanding 14,913,260 shares of Common Stock. There are currently 5,690,027 shares of Common Stock, which are restricted shares, and 9,223,233, which are freely tradable or eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. All of the restricted shares, including 263,601 shares held by affiliates of the Company, are being registered in the pending registration statement. Further, the Company has issued and outstanding options to purchase up to 3,609,379 shares of Common Stock, 2,426,047 of which are currently exercisable, and warrants to purchase up to 2,237,105 shares of Common Stock.

         Holders of restricted securities must comply with the requirements of Rule 144 in order to sell their shares in the open market. In general, under Rule 144, as currently in effect, any affiliate of the Company and any person (or persons whose sales are aggregated) who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market, within any three-month period, in brokerage transactions or to market makers a number of shares that does not exceed the greater of: (i) 1% of the then outstanding shares of the Company's Common Stock (approximately 149,133 shares), or (ii) the average weekly trading volume reported in the principal market for the Company's Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on manner of sale, notice requirement and availability of current public information about the Company. Non-affiliates who have held their restricted shares for two years are entitled to sell their shares under Rule 144, without regard to any of the above limitations, provided they have not been affiliates of the Company for the three months preceding such sale.

         The Company can make no prediction as to the effect, if any, that sales of shares of Common Stock or the availability of shares for sale will have on the market price of Common Stock. Nevertheless, sales of significant amounts of Common Stock could adversely affect the prevailing market price of the Common Stock, as well as impair the ability of the Company to raise capital through the issuance of additional equity securities.

ITEM 6   SELECTED FINANCIAL DATA

         The Selected Consolidated Financial Data for the years ended December 31, 1995 through 1999 set forth below are derived from the Consolidated Financial Statements of the Company and Notes thereto. The Consolidated Balance Sheets as of December 31, 1999 and 1998 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the years in the 3-year period ended December 31, 1999 appear elsewhere in this Report. The Selected Consolidated Financial Data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                          THE PERIOD                  YEAR ENDED DECEMBER 31,
                                     JANUARY 1,   MAY 23, TO
                                     TO MAY 22,  DECEMBER 31,
                                       1995(1)      1995(1)     1996      1997       1998        1999
                                       -------      ------      ----      ----       ----        ----

                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues..................             $1,242        $1,408     $2,901    $3,815     $2,349      $1,209
Costs and expenses........              2,082         3,351      7,704     5,746      7,746       9,265

Loss from operations......               (840)       (1,942)    (4,802)   (1,931)    (5,397)     (8,057)

Other income (expenses)...                (89)         (181)      (556)     (372)      (508)     (1,859)
Income tax expense                          -             -          -        (4)        (3)         (4)
Extraordinary item-gain
   from reorganization....              5,768             -          -         -          -           -
Net income (loss).........             $4,839(2)    $(2,124)   $(5,358)  $(2,307)   $(5,908)    $(9,920)


Basic and diluted income
   (loss) per share.......               0.75         (0.42)     (0.95)    (0.35)     (0.64)      (0.89)
Weighted average shares(3)              6,312         5,000      5,620     6,531      9,288      11,208

BALANCE SHEET DATA (AT
   PERIOD END):

Working capital (deficit).                (99)         (610)    (1,728)       15     (1,843)         1,529
Total Assets..............              1,715         5,796      3,195     7,808      4,870          9,706
Long-term debt (net of
   current portion).......                  -           867        283       283         70             44
Liabilities subject to
   compromise.............              7,564             -          -         -          -              -
Total stockholders' equity
   (deficit)..............             (7,404)          686     (2,090)    4,929      1,841          5,274

----------
(1) In connection with the confirmation of the Bankruptcy Reorganization on May 22, 1995, the Company was required to adopt fresh start reporting as of May 23, 1995, since the reorganization value (approximate fair value at the date of the Bankruptcy Reorganization) was less than the total of all post-petition liabilities and allowed claims, and holders of existing voting shares before May 23, 1995 received less than 50% of the voting shares of the emerging entity. Accordingly, the statement of operations for the period January 1, 1995 through May 22, 1995 reflects the effects of the forgiveness of debt resulting from the confirmation of the Bankruptcy Reorganization and the effects of the adjustments to restate assets and liabilities to reflect the reorganization value. In addition, the accumulated deficit of the Company was eliminated and the Company's capital structure was recast in conformity with the Bankruptcy Reorganization. As such, the consolidated financial statements of the Company for the period from May 23, 1995 to December 31, 1995, and the years ended December 31, 1996, 1997, 1998 and 1999, reflect that of the Company on and after May 23, 1995, which, in effect, is a new entity for financial reporting purposes, with assets, liabilities, and a capital structure having carrying values not comparable with prior periods. The consolidated financial statements for the period from January 1, 1995 to May 22, 1995 reflect that of the Company prior to May 23, 1995. See "Business-Business of the Company" and "Business-Litigation."

(2) Includes an extraordinary gain of $5,768,405. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

OVERVIEW OF BUSINESS OPERATIONS

         The Company is engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis and cardiovascular and vascular disease. The Company anticipates developing such equipment and technologies to treat other medical problems. However, no assurance to this effect can be given.

         The Company's former business strategy consisted of the development of a wide range of laser products using different solid-state lasers. Between 1986 and the date of this Report, the Company sold over 1,000 lasers, usually on a private label basis, to other manufacturers. The Company also considered pursuing a strategy of using its excimer laser technology for a photolithography product, which was abandoned. The Company's former strategies proved to be unsuccessful, in the opinion of then current management of the Company. Although the Company generated revenues from the sale of its products, former management believed that the Company would never be able to operate profitably in the markets where the Company was then doing business. The Company currently believes that its excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. Accordingly, the Company has discontinued its business operations related to the Company's former business strategy and is focused solely on excimer laser products for various medical applications.

         On May 13, 1994, the Company filed for Bankruptcy Reorganization. The Company was subsequently authorized to conduct its business operations as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court. On May 22, 1995, the Company's Plan was confirmed by the Bankruptcy Court. The implementation of the terms of the Plan resulted in the Company's adoption of "fresh start" accounting. The Plan provided, that in exchange for the forgiveness of certain unsecured debt, the Company issued to unsecured creditors shares of the Company's Common Stock such that, following the issuance of all Common Stock to be issued under the Plan, the unsecured creditors owned 1,000,000 shares of the Company's Common Stock, representing 20% of the issued and outstanding Common Stock of the Company. The 7,500,000 shares of Common Stock of the Company's prior existing stockholders were canceled and reissued into 250,000 shares of Common Stock, which represented 5% of the then total issued and outstanding shares of Common Stock.

         The Plan further provided that Helionetics transfer to the Company 76.1% of the common stock of Acculase. Further, during the pendency of the Bankruptcy Proceeding, Helionetics contributed $1,000,000 in cash to the Company, which funds were utilized for cash payments under the Plan, and Helionetics loaned the Company $300,000 to fund the cost of research and development of the Company's excimer lasers, which loan has been repaid. Under the Plan, Helionetics received 3,750,000 shares of Common Stock of the Company, which represented 75% of the then total issued and outstanding shares of Common Stock.

         During April, 1997, Helionetics filed a voluntary petition of reorganization ("Helionetics Reorganization") with the United States Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result, the Company wrote off its $662,775 receivable from Helionetics as of December 31, 1996. In connection with the Helionetics Reorganization (defined below), Helionetics disposed of all of its holdings of the Company's Common Stock. No persons who were stockholders of the Company immediately before the reorganization have at present any controlling interest in the Company. On September 30, 1997, Pennsylvania Merchant Group ("PMG"), the Company's investment banker, purchased from the Helionetics bankruptcy estate, a note payable from Acculase to Helionetics in the amount of $2,159,708, including accrued interest. During October, 1997, PMG sold the note to the Company for 800,000 shares of Common Stock.

         Acculase was founded in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiber optic technologies. Acculase has focused primarily on the development of medical products for the treatment of coronary heart disease.

         The Acculase excimer laser power source was developed to perform a variety of material processing applications. The Acculase overall system, designated the pulsed excimer laser, was developed for microsurgical applications. The first medical application of the overall system, designated the excimer laser system, was approved by the FDA under IDE No. G920163, for use in the treatment of occlusive coronary artery disease, as an adjunct to CABG. Acculase chose not to pursue completion of such IDE due to the lack of funds to pay the costs of, and to recruit patients into, the necessary studies.

         In connection with the Company's current business plan, the Company's initial medical applications for its excimer laser technology are intended to be used in the treatment of psoriasis and cardiovascular disease.

         Between March, 1998 and November, 1999, the Company entered into the Clinical Trial Agreement with MGH to compare the effect of excimer laser light using its excimer laser technology to the current UVB treatment being used to treat psoriasis and other skin disorders. The Company provided prototype laser equipment for pre-clinical dose response studies. The Company has agreed to support the clinical trials with research grants of approximately $660,000, of which $448,000 has been paid, as of the date of this Report. The final data from the first of these clinical trial agreements was collected in December, 1998, and formed the basis for a 510(k) submission to the FDA on August 4, 1999. The four remaining studies are ongoing and have not been completed as of the date of this Report. On January 27, 2000, FDA issued a 510(k) to the Company, establishing that the Company's excimer laser psoriasis system has been determined to be substantially equivalent to currently marketed devices for the treatment of psoriasis. The Company introduced its psoriasis products for the purposes of commercial application testing in March, 2000, and intends to distribute the psoriasis treatment system for commercial use in July, 2000. As of the date of this Report, the Company has generated no revenues from the psoriasis treatment system.

         In connection with the cardiovascular and vascular uses of the Company's excimer laser technology, on August 19, 1997, Acculase and Baxter executed the Baxter Agreement, which provides for an alliance with Baxter, in which Acculase granted to Baxter an exclusive worldwide right and license to manufacture and sell the Company's TMR System, consisting of certain excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith. The Company agreed to manufacture the TMR System to the specifications of Baxter at a schedule of prices, based upon the volume of TMR Systems purchased by Baxter from the Company.

         The Company recognized revenue of $1,718,000 from Baxter, which was equal to 23% of gross revenues for the three-year period ended December 31, 1999. No single customer, other than Baxter, accounted for sales in excess of 10% in 1997, 1998 or 1999.

         Due to the limited financial resources of the Company, the Company's business strategy changed in 1997 to focus its efforts on excimer laser technology in order to develop excimer laser and excimer laser delivery products for medical applications.

         To facilitate the Company's focus on excimer laser technology, the Company has been attempting to sell certain of its non-excimer laser assets, which are related to its business operations at its Orlando, Florida and Wilmington, Massachusetts facilities. The Company did not complete the sale of certain of its assets related to these operations pursuant to an agreement with one party. The Company intends to discontinue its Florida business operations on or before the end of April, 2000, and is in negotiations to sell certain assets related to these business operations. There can be no assurances that the Company will be able to complete such a proposed transaction. As of April 7, 2000, all but approximately $465,000 of the debts related to these operations have been paid from the proceeds of the August 9, 1999 Financing resulting in gross proceeds of $9,310,374 to the Company and the March 16, 2000 Financing resulting in net proceeds of approximately $14,570,000 to the Company and the sale of certain assets related to the Company's non-excimer laser operations. The Company paid $950,000 in cash to the landlord for the Florida lease in connection with the satisfaction of a judgment and settlement of certain claims against the Company in the aggregate amount of $1,114,000. Further, as of April 6, 2000, the Company closed the transactions with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH ("Laser Components"), for a purchase price of $213,000. Laser Components is unaffiliated with the Company. In addition, Laser Components assumed the Company's prospective obligations under the Company's Massachusetts office lease. The Company has discontinued its Massachusetts operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Discontinuance of the Company's Non-Excimer Laser Business Operations."

         Management's decision to suspend these business operations is consistent with the Company's new business strategy and has resulted in the intended discontinuance of business operations which generated approximately 76% of the Company's revenues for 1998 and 1999. The Company has retained accounts receivable of an aggregate of $176,179 (net of an allowance of $83,000), at December 31, 1999, from these business operations and certain of its patents related to its non-excimer laser systems.

         At December 31, 1999 and December 31, 1998, total assets related to the Company's former non-excimer laser business operations based in Florida and Massachusetts were $764,179 and $806,335, respectively, and total liabilities were $2,970,030 and $2,430,414, respectively, at each such date. Revenues from such operations for the years ended December 31, 1999 and 1998 were approximately $1,110,000 and $1,580,000, respectively. Losses from operations during the corresponding annual periods were approximately $1,235,000 and $996,000, respectively.

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

         In addition, the accumulated deficit of the Company was eliminated, and its capital structure was recast in conformity with the Bankruptcy Reorganization. As such, the consolidated balance sheets of the Company as of December 31, 1998 and 1999, and the consolidated statements of operations for the years ended December 31, 1997, 1998, and 1999, reflect in effect, a new entity for financial reporting purposes, as of May 23, 1995, with assets, liabilities, and a capital structure having carrying values not comparable with periods prior to May 23, 1995.

         The Company's consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999, which form a part of the Company's consolidated financial statements for such years, reflect the consolidated results of operations of Laser Photonics, Laser Analytics and Acculase.

RESULTS OF OPERATIONS

         The following table presents selected consolidated financial information stated as a percentage of revenues for the years ended December 31, 1997, 1998,and 1999:

                                                                          1997     1998     1999
                                                                          ----     ----     ----
                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
Revenues...............................................................   100%     100%     100%
Costs of sales.........................................................   55       77       104


Gross profit...........................................................   45       23       (4)


Selling, general and administrative expenses...........................   57       154      408
Research and development...............................................   18       53       171
Bad debt expense related to related party receivable...................    1       -        -
Depreciation and amortization..........................................   19       46       84


Loss from operations...................................................  (50)     (230)     (667)
Other expense..........................................................  (10)     (21)      (154)


Net loss...............................................................  (60)%    (251)%    (821)%

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998. Total revenues for the year ended December 31, 1999 decreased approximately 48.5% to $1,208,835 from $2,349,448 for the year ended December 31, 1998. Total revenues for the years ended December 31, 1999 and 1998 primarily consisted of:
(i) sales of $1,114,929 and $1,580,422, in the respective years, of the Company's scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities, and (ii) revenues of $93,906 and $769,026, in the respective years, relating to the sale of the Company's excimer lasers to Baxter and the recognition of payments made by Baxter to commercialize the Company's excimer lasers in connection with the Baxter Agreement. Revenues on sales of medical and scientific lasers decreased in the years ended December 31, 1999 from the corresponding period ended December 31, 1998 due to reduced volume of sales and discounting on sales of medical and scientific lasers in connection with the Company's focusing its marketing efforts on its excimer laser systems.

         Total costs and expenses during the year ended December 31, 1999 increased approximately 19.6% to $9,265,402 from $7,746,686 during the year ended December 31, 1998. Total costs and expenses include: (i) cost of sales,
(ii) selling, general and administrative expenses, (iii) research and development, and (iv) depreciation and amortization, as follows:

         Cost of sales during the year ended December 31, 1999 decreased approximately 30.3% to $1,257,438 from $1,806,557 during the year ended December 31, 1998. This decrease primarily resulted from reduced sales.

         As a result, cost of sales as a percentage of sales increased to approximately 104.0% in the year ended December 31, 1999 from 76.9% in the year ended December 31, 1998.

         Selling general and administrative expenses during the year ended December 31, 1999 increased approximately 36.6% to $4,930,095 from $3,608,108 during the year ended December 31, 1998. This increase primarily resulted from increases in consulting and professional fees of an aggregate of $645,783 related to marketing expenses with respect to the Company's excimer laser systems and legal and accounting expenses, and increases in salaries and related items of an aggregate of $482,271 related to salaries for newly retained executive officers and increased personnel and overhead expenses with respect to the Company's excimer laser operations.

         Research and development during the year ended December 31, 1999 increased to $2,061,241 from $1,243,372 during the year ended December 31, 1998. This increase primarily related to the increased amount of funds available for research expenses during 1999. Research and development expenses in the year ended December 31, 1999 primarily related to the development of the Company's excimer laser systems for its psoriasis and TMR products. Research and development expenses in the year ended December 31, 1998 primarily related to the development of the Company's psoriasis laser systems and also included expenses related to additional testing to meet CE Mark and Underwriter's Laboratory ("UL") standards for the Company's excimer lasers.

         Depreciation and amortization during the year ended December 31, 1999 decreased to $1,016,628 from $1,088,649 during the year ended December 31, 1998. These amounts primarily related to the amortization of the prepaid license fee from Baxter, the depreciation of newly acquired equipment in 1998 and amortization of goodwill from the acquisition of Acculase.

         Other expenses increased during the year ended December 31, 1999 to $1,859,118 from $508,049 during the year ended December 31, 1998. This increase in other expenses between the respective periods resulted primarily from a charge to interest expenses of $1,579,296 related to the conversion feature and amortization of the discount of the Convertible Notes and $420,625 of other interest expense during the year ended December 31, 1999, as compared to $510,948 of interest expense during the year ended December 31, 1998.

         As a result of the foregoing, the Company experienced a net loss of $9,920,067 during the year ended December 31, 1999, as compared to a net loss of $5,908,587 during the year ended December 31, 1998. The Company also experienced a net loss from operations of $8,056,567 during the year ended December 31, 1999, as compared to a net loss from operations of $5,397,238 during the year ended December 31, 1998. See "Liquidity and Capital Resources."

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. Total revenues for the year ended December 31, 1998 decreased approximately 38% to $2,349,448 from $3,815,330 for the year ended December 31, 1997. Total revenues for the years ended December 31, 1998 and 1997 primarily consisted of: (i) sales of $1,580,422 and $2,960,330, in the respective years, of the Company's scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities, and (ii) revenues of $769,026 and $855,000, in the respective years, relating to the sale of the Company's excimer lasers to Baxter and the recognition of certain payments made by Baxter to commercialize the Company's excimer lasers in connection with the Baxter Agreement. Revenues on sales of medical and scientific lasers decreased in 1998 due to reduced volume of sales and discounting on sales of medical and scientific lasers in connection with the Company's focusing its marketing efforts on its excimer laser systems.

         Total costs and expenses during the year ended December 31, 1998, increased approximately 35% to $7,746,686 from $5,746,170 during the year ended December 31, 1997. Total costs and expenses include: (i) cost of sales, (ii) selling, general and administrative expenses, (iii) research and development,
(iv) depreciation and amortization, and (v) certain bad debt expenses, as follows:

         Cost of sales during the year ended December 31, 1998, decreased approximately 14% to $1,806,557 from $2,090,276 during the year ended December 31, 1997. This decrease primarily resulted from reduced sales.

         As a result, cost of sales as a percentage of sales increased to approximately 77% in 1998 from 55% in 1997.

         Selling, general and administrative expenses during the year ended December 31, 1998 increased approximately 65% to $3,608,108 from $2,181,304 during the year ended December 31, 1997. This increase primarily resulted from:
(i) compensation recognized in 1998 of $1,318,200 related to the issuance of warrants to PMG for financial advisory services, including the providing of a guaranty of the Company's Carlsbad, California lease and the raising of a $1,000,000 bridge loan for the Company, and (ii) consulting fees of $231,000 to CSC related to the marketing of the Company's excimer lasers.

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

         Depreciation and amortization during the year ended December 31, 1998 increased to $1,088,649 from $741,481 during the year ended December 31, 1997. This increase related to the amortization of the prepaid license fee from Baxter, depreciation of newly acquired equipment in 1998 and amortization of goodwill from the acquisition of Acculase.

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

         LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1999, the ratio of current assets to current liabilities was 1.34 to 1.00 compared to 0.24 to 1.00 at December 31, 1998.

         The Company has historically financed its operations through the use of working capital provided from operations, loans and equity and debt financing. The Company's cash flow needs for the year ended December 31, 1999 were primarily provided from operations, loans and equity financing.

         The Company experienced severe cash flow problems during the first six
(6) months of 1997 and throughout 1996 and 1995. These cash flow problems limited the Company's ability to purchase materials and parts incorporated in the Company's laser products, and further restricted the Company's ability to purchase such materials at volume discounts, thereby reducing gross profits from concluded sales. New management instituted policies of cost controls, improved product selection, staff reduction, budgeting and corporate planning in 1997, which increased the Company's business efficiencies, including decreases in cost of sales as a percentage of sales, reduction in net losses and losses from operations and the focusing on a business plan aimed at excimer laser products which management believes has greater potential of success than the Company's laser products preceding the Bankruptcy Reorganization.

         Due to the limited financial resources of the Company, the Company's strategy changed in 1997 to focus its efforts on the Company's excimer laser technology and expertise in order to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         From September, 1997 through March, 2000, the Company issued certain securities, including shares of Common Stock and other derivative securities convertible or exercisable into shares of Common Stock, in order to finance the Company's business operations. All of the shares of Common Stock and the shares of Common Stock underlying such derivative securities are being registered in the pending registration statement.

         Cash and cash equivalents were $4,535,557, as of December 31, 1999, as compared to $174,468, as of December 31, 1998. This increase was primarily attributable to the receipt of $2,380,000 in cash proceeds from the offering of the Convertible Notes in March, 1999 and of $9,310,374 from the gross proceeds of an equity offering of the Company's securities in August, 1999, offset by $5,890,572 of net cash used in operations during the year ended December 31, 1999.

         As of December 31, 1999, the Company had total debts of $4,431,336 and an accumulated deficit of $25,617,537.

         As of December 31, 1999, the Company had long-term borrowings in the aggregate amount of $43,620, less the current portion. As of December 31, 1998, the Company had long-term borrowings in the aggregate amount of $69,893, less the current portion. The decrease in long-term borrowings relates to payments of certain scheduled obligations, including: (a) obligations payable in the total amount of $282,559, pursuant to the Plan, to former members of the Board of Directors of the Company. The notes related to those obligations went into default in the first quarter of 1999. The Company paid these notes from the proceeds of the $2,380,000 Convertible Note offering received by the Company in April, 1999, which notes were converted into equity of the Company on August 2, 1999; (b) promissory notes payable in the total principal amount of $165,298, with accrued pursuant to the Plan, to the former unsecured creditors of the Company. These promissory notes have been paid in full.; (c) secured promissory notes payable in the total amount of $127,860 pursuant to the Plan, to Novartis Corp., formerly known as Ciba-Geigy. Interest accrues at the rate of 10% per annum and is payable quarterly through May 5, 1997, and, thereafter, with monthly principal and interest payments of $6,384 through May, 1999. The Company has paid this promissory note in full; (d) a promissory note payable to the U.S. Treasury for delinquent taxes in the amount of $14,873. This note bears interest at the rate of 9% per annum, payable in monthly principal and interest installments of $5,757 through July, 2000. This promissory note has been paid in full; (e) unsecured promissory notes payable to various creditors in the aggregate amount of $17,608. These notes are payable with interest at 9% per annum, in various monthly principal and interest installments through July, 2000. These promissory notes haven been paid in full.; (f) a secured promissory note in the amount of $16,670, payable to Laser Center of America, with interest at the rate of 9% per annum, in monthly installments of principal and interest of $1,258, through January, 2001. This promissory note is current, as of the date of this Report; and (g) an unsecured promissory note in the amount of $55,021, payable to the lessor of the Carlsbad facility, with interest at 10% per annum, in monthly installments of principal and interest of $1,775 through December 31, 2002. This promissory note has been paid in full.

         Subsequent to March 16, 2000, the Company paid $950,000 to the landlord for its Florida facility, and $700,000 to CSC Healthcare Inc., to settle certain disputes between the Company and such other parties. The Company paid these amounts from the proceeds of the March 16, 2000 Financing.

         Net cash used in operating activities was $5,890,572, $2,083,230 and $993,851 for the years ended December 31, 1999, 1998, and 1997, respectively. Net cash used in operating activities during the years ended December 31, 1999, 1998 and 1997 primarily consisted of net losses, increases in net current liabilities (1999 and 1997 only) and decreases in net current assets (1999 and 1997 only), offset by depreciation and amortization, increases in interest related to the conversion features of the Convertible Notes (1999 and 1998 only), amortization of debt issuance costs (1999 only), the payment in the Company's securities (including Common Stock, options and warrants) of interest, compensation and fees for services, bad debt expenses with respect to a related party receivable (1997 only), compensation recognized in lieu of repayment of a note (1999 only), decreases in net current liabilities (1998 only) and increases in net current assets (1998 only).

         Net cash used in investing activities was $40,442, $145,758 and $4,093,293 for the years ended December 31, 1999, 1998 and 1997, respectively. In the year ended December 31, 1999, the Company utilized $40,442 to acquire equipment for the Company's excimer laser business operations. In the year ended December 31, 1998, the Company utilized $116,158 to purchase equipment and for the construction of a laser to be used as a demonstration model, and to make advance payments of $29,600 to a former officer and director. In the year ended December 31, 1997, the Company utilized $4,001,926 to make payments to Baxter to acquire licenses under the Baxter Agreement, $37,541 to purchase certain equipment and advance payments of $25,000 to a former officer and director and $48,000 to Helionetics, which was offset by the receipt of $19,174 from the sale of certain equipment.

         Net cash provided by financing activities was $10,292,103, $1,177,524 and $6,313,076 during the years ended December 31, 1999, 1998 and 1997, respectively.

         In the year ended December 31, 1999, the Company received $2,380,000 in proceeds from the offering of the Convertible Notes, $8,540,544 from the net proceeds of the issuance of Common Stock in August, 1999, $11,340 from the proceeds of payments of certain related party notes payable, $112,500 from the exercise of warrants into 75,000 shares of Common Stock, and $86,485 from the proceeds of other notes payable, which was offset by the utilization of $524,824 for payment of certain debts, $147,342 for payment of certain related party notes payable and $166,600 for certain costs related to the issuance of the Convertible Notes and the Unit Warrants. During 1999, the Company used the proceeds from those financings as follows: approximately $3,000,000 to Acculase for operations, and the remainder to pay operating expenses of Laser Photonics, leaving cash on hand in the amount of $4,535,557, at December 31, 1999.

         In the year ended December 31, 1998, the Company utilized $135,187 to reduce certain debt obligations, which was offset by the receipt of $35,751 of proceeds from the sale of Common Stock and $1,276,960 from the proceeds of the issuance of certain notes, including $1,000,000 of proceeds from a convertible bridge loan in July and August, 1998, which was converted into 500,000 shares of Common Stock in December, 1998, $150,000 of proceeds from other convertible notes, which were converted into 100,000 shares of Common Stock in December, 1998, and $126,900 from the proceeds of certain other notes (all of which are current, as of the date of this Report). See "Certain Relationships and Related Transactions."

         In the year ended December 31, 1997, the Company received $6,259,077 from the sale of Common Stock and warrants, $71,094 of proceeds from certain notes payable and $140,448 as capital contributions from Helionetics, which was offset by the payment of $157,543 on certain notes payable. The Company used the proceeds from a financing of approximately $6,260,000 during the year ended December 31, 1997, as follows: $4,000,000 for acquisition of the Lasersight license, approximately $500,000 for costs of the financing, and the remainder to pay current operating expenses.

         As of March 16, 2000, the Company completed a private placement to ten
(10) institutional investors of an aggregate of 1,409,092 shares of Common Stock at a purchase price of $11.00 per share, resulting in aggregate gross proceeds to the Company of approximately $15,500,000. The market price of the Common Stock on the date that the transaction was negotiated was $13.50 and on the closing date of the transaction was approximately $15.88. The Company paid ING Barings LLC a commission of 6% of the gross proceeds, or approximately $930,000. The Company intends use the proceeds of this financing to pay for the marketing of its products (including its psoriasis treatment products) and research and development expenses, and to use as working capital. As of March 16, 2000, the Company had approximately $18,400,000 of cash on hand.

         The Company's ability to expand business operations is currently dependent on financing from external sources. There can be no assurance that changes in the Company's manufacturing and marketing research and development plans or other changes affecting the Company's operating expenses and business strategy will not result in the expenditure of such resources before such time or that the Company will be able to develop profitable operations prior to such date, or at all, or that the Company will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to the Company, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to the Company's stockholders. Moreover, the Company's cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of the Company's marketing programs, competitive and technological advances, the level of working capital required to sustain the Company's planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that the Company experiences the need for additional capital, and is not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue the business plan of the Company.

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

         During the last eighteen months, the Company has maintained a program to reduce the risk from Year 2000 computer failures by its suppliers. Under this program, all key suppliers were contacted, or supplied or made available their Year 2000 readiness statements. Small vendors offering contract manufacturing services that were unresponsive to the requests for Year 2000 information are in each case one of multiple sources for the given service or product.

         The Company has inventory for all current orders, as well as orders anticipated in the first quarter of 2000. The Company's production methods require the use of electric power and other municipal provided services, but has been informed that these are Year 2000 compliant. The loss of power or water would not significantly impact scheduled production unless the condition exists for more than a week, although no assurance can be given to that effect.

         The Company's design and development system relies exclusively on a paper and hardcopy based system. There are documents created by computer aided systems, but all are subject to design control by hardcopy. Management believes that this design method protects the Company against catastrophic failure of any computer system, and although the loss of all of the Company's computer systems would slow the design process, it would not affect current designs, nor would it result in a loss of data, although no assurance can be given to that effect. In some cases, it could be necessary to restore or recreate data in electronic form, which could take several weeks to accomplish. Management believes that, in such a circumstance, the impact on the production of machines and on research and development to be small, although no assurance can be given to that effect.

         Since January 1, 2000, the Company has not experienced any adverse impact from the transition to the Year 2000, although no assurance can be given that the Company's suppliers or customers have not been affected in a manner that is not yet apparent. In addition, some computer programs may not have been programmed to process the Year 2000 as a leap year, and negative consequences therefrom remain unknown.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The audited Consolidated Financial Statements and related Notes and Schedules of Laser Photonics, Inc. and subsidiaries including the consolidated balance sheets at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 1999, included elsewhere in this Report, have been so included in reliance on the report of Hein + Associates LLP, independent certified public accountants, given on the authority of such firm as experts in auditing and accounting.

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

NAME                                      POSITION                                                        AGE
----                                      --------                                                        ---
Warwick Alex Charlton........... Non-Executive Chairman of the Board of Directors                          40
Jeffrey F. O'Donnell............ Director, President and Chief Executive Officer                           40
Dennis McGrath.................. Chief Financial Officer and Vice President-Finance and Administration     43
Michael Allen................... Vice President-Sales and Marketing                                        45
John J. McAtee, Jr.............. Director                                                                  62
Alan R. Novak................... Director                                                                  65
Harry Mittelman, M.D............ Director                                                                  58
Steven Girgenti................. Director                                                                  54
Samuel E. Navarro............... Director                                                                  44

         WARWICK ALEX CHARLTON was appointed to the Board of Directors and became the Non-Executive Chairman of the Board of Directors on March 8, 1999. Mr. Charlton is the Managing Director of True North Partners LLC, a venture capital firm with a specialty in the health care field. Mr. Charlton has 19 years of business experience, consisting of ten years of line management experience and nine years in the consulting profession (previously with Booz Allen & Hamilton and the Wilkerson Group). Mr. Charlton received an honors degree in Marketing from the University of Newcastle and an MBA form Cranfield Institute of Technology. Mr. Charlton was formerly a Vice President of CSC Healthcare, Inc. "Compensation of Executive Officers and Directors-Compensation of Directors" and "Certain Relationships and Related Transactions."

         JEFFREY F. O'DONNELL has served as a director of the Company and the Company's President and Chief Executive Officer since November, 1999. Mr. O'Donnell served as the President of X-SITE Medical from March, 1999 to November, 1999. From 1995 to March, 1999, he filled several senior positions at Radiance Medical Systems, Inc., including serving as Vice-President-Sales and Marketing from November, 1995 until October, 1997, and President and Chief Executive Officer from October, 1997 to March, 1999. From January, 1994 to May, 1995, Mr. O'Donnell was the President and Chief Executive Officer of Kensey Nash Corporation, a medical device manufacturer of cardiology products. Mr. O'Donnell is currently a director of Radiance Medical Systems, Escalon Medical Corporation and X-SITE Medical, Inc. Mr. O'Donnell graduated from La Salle University with a B.S. in business administration.

         DENNIS MCGRATH was appointed Chief Financial Officer and Vice President-Finance and Administration in January, 2000. From September, 1999 to January, 2000, Mr. McGrath served as the Chief Financial Officer of the Think New Ideas division of AnswerThink Consulting Group, Inc., a public company specializing in installing and managing computer systems and software. Mr. McGrath was the Chief Financial Officer and Executive Vice-President-Operations of triSpan Internet Commerce Solutions, Inc., a technology consulting company, from September, 1996 until February, 1999, at which time AnswerThink acquired triSpan. Following the acquisition and until January, 2000, Mr. McGrath served as the Chief Operating Officer of AnswerThink's Internet practice. Mr. McGrath is a certified public accountant and graduated with a B.S. in accounting from La Salle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a Certified Public Accountant.

         MICHAEL ALLEN was appointed Vice President-Sales and Marketing in January, 2000. From September, 1998 to December, 1999, Mr. Allen was Director of North American Sales for KaraVision, Inc., a public company, which manufactures intra-stromal corneal rings. From October, 1990 to September, 1998, Mr. Allen was a distributor for the New Jersey area for Smith and Nephew PLC, a public U.K. company, selling orthopedic spine trauma and joint reconstruction products to hospitals and surgeons. Mr. Allen received a B.S. from the University of Wisconsin in 1977.

         JOHN J. MCATEE, JR., has been a member of the Board of Directors of the Company since March 4, 1998. From March 4, 1998 until March 8, 1999, Mr. McAtee served as the Non-Executive Chairman of the Board of Directors. From 1990 to 1996, Mr. McAtee was Vice Chairman of Smith Barney, Inc. (now Salomon Smith Barney), one of the world's largest banking and brokerage firms. Before that, he was a partner in the New York law firm of Davis Polk & Wardwell for more than twenty years. Mr. McAtee is a graduate of Princeton University and Yale Law School. Mr. McAtee is also a director of U.S. Industries, Inc., a diversified industrial corporation.

         ALAN R. NOVAK was appointed to the Board of Directors of the Company in October, 1997. Mr. Novak is Chairman of Infra Group, L.L.C., an international project finance and development company. He is also Chairman of Lano International, Inc., a real estate development company. Mr. Novak is a graduate of Yale University, Yale Law School, and Oxford University, as a Marshall Scholar. Mr. Novak practiced law at Cravath, Swaine & Moore and Swidler & Berlin, Chartered. His public service includes three years as an officer in the United States Marine Corp., a U.S. Supreme Court clerkship with Justice Potter Stewart, Senior Counsel, Senator E. M. Kennedy, Senior Executive Assistant to Undersecretary of State, Eugene Rostow, and the Executive Director of President Johnson's Telecommunications Task Force. Mr. Novak was appointed by President Carter and served for five years as Federal Fine Arts Commissioner.

         HARRY MITTELMAN, M.D., was appointed to the Board of Directors on April 20, 1999. Dr. Mittelman graduated from the University of Kansas, School of Medicine in 1967. Dr. Mittelman practices medicine as a Cosmetic and Plastic Surgeon and Otolaryngologist. Dr. Mittelman was a Foundation Board Member of the American Academy of Facial Plastic and Reconstruction Surgery, 1997-1998, and was the Chairman of the Laser Surgery and Safety Committee; American Academy of Cosmetic Surgery, 1991-1993. Dr. Mittelman also is an Associate Clinical Professor of Medicine at Stanford University Hospital and Medical Center.

         STEVEN GIRGENTI was appointed to the Board of Directors on April 20, 1999. Mr. Girgenti has served as Chairman of the Board and Chief Executive Officer of Healthworld Corporation, a public company ("Healthworld") since August, 1997. Mr. Girgenti co-founded Girgenti, Hughes, Butler & McDowell, Inc., a wholly-owned subsidiary of Healthworld, in April, 1986, and has served as its President and Chief Executive Officer since 1986. In 1969, Mr. Girgenti began working in the pharmaceutical industry for advertising companies specializing in medical communications, including William Douglas McAdams. Prior to that, Mr. Girgenti held a variety of positions with pharmaceutical companies, including Director of Marketing Research and Product Manager for DuPont pharmaceuticals and Manager of Commercial Development for Bristol-Myers Squibb Company.

         SAMUEL E. NAVARRO has been a director of the Company since January, 2000. Mr. Navarro is an acknowledged authority on the medical device and health care business. Since 1999, he has served as the Global Head of Health Care Corporate Finance at ING Barings LLC. Mr. Navarro joined ING Barings LLC in 1993 and has served as Associate Director of Americas Equity Research and Global Head of Medical Technology Equity Research. Prior to joining ING Barings, Mr. Navarro was managing director of equity research for the medical technology sector for the Union Bank of Switzerland. Mr. Navarro holds a B.S. in engineering from the University of Texas, an M.S. degree in engineering from Stanford University and an M.B.A. from the Wharton School.

         SCIENTIFIC ADVISORY BOARD. In May, 1999, the Company established a Scientific Advisory Board, to consist of persons experienced in the use of advanced treatment for various types of psoriasis. The Scientific Advisory Board members consist of:

         R. ROX ANDERSON, M.D., was appointed to the Advisory Board on May 21, 1999 and serves as its Chairman. One of his tasks will be the identification and recruitment of other knowledgeable members. Dr. Anderson is the Research Director of the Massachusetts General Hospital Laser Center. Dr. Anderson has performed extensive research and written scholarly papers on various areas of dermatology, including treatment by laser irradiation procedures. Dr. Anderson holds a B.S. from the Massachusetts Institute of Technology and a Medical Doctor degree from the Harvard Medical School. See "Business-Excimer Laser System for the treatment of Psoriasis" and "Certain Relationships and Related Transactions."

         FRANZ HILLENKAMP, PH.D., was appointed to the Advisory Board in January, 2000. He is currently the Director of the Institute for Medical Physics and Biophysics, Medical Faculty of the Westfalische Wilhelms Universitat in Munster, German Federal Republic. Professor Hillenkamp has performed extensive research and served as chairman of a number of symposia on the applications of lasers for various medical treatments. Professor Hillenkamp holds a Ph.D. in Engineering from the Technische Universitat in Munich and has served as a visiting professor at the University of Maryland (Munich campus), Goethe University (Frankfurt), and Harvard Medical School.

         KENNETH ARNDT, M.D., was appointed to the Advisory Board in January, 2000. He is a Co-Director, Cosmetic Surgery and Laser Center, Harvard Medical Faculty Physicians at the Beth Israel Deaconess Medical Center in Boston. Dr. Arndt is a Professor of Dermatology at Harvard Medical School, where an endowed professorship of dermatology has been established in his name. Dr. Arndt has published nearly 200 scholarly articles and books on various aspects of dermatology. Dr. Arndt has received a Presidential Citation from the American Society for Lasers in Surgery and Medicine. Dr. Arndt received his M.D. from Yale Medical School.

         PETER WHITTAKER, PH.D., was appointed to the Advisory Board in January, 2000. He is the Director of Laser Research at the Heart Institute of Good Samaritan Hospital in Los Angeles. Dr. Whittaker has published approximately 150 articles and book chapters on the treatment of cardiovascular disease. Dr. Whittaker received a Bachelor of Science in Physics from the University of Nottingham and a Ph.D. in Biophysics from the University of Western Ontario.

         WARRICK L. MORRISON, M.D., was appointed to the Advisory Board in January, 2000. He is a Professor of Dermatology at Johns Hopkins School of Medicine and a practicing dermatologist at the Greater Baltimore Medical Center. Dr. Morrison has served as a visiting professor at approximately 15 medical centers, including Columbia University, Harvard University, and Yale University. He has published between 150 and 200 articles, books and book chapters on various aspects of dermatology, including radiation treatment. Dr. Morrison received his Bachelor of Medicine and Bachelor of Surgery from the University of Sydney.

         JOHN Y. M. KOO, M.D., was appointed to the Advisory Board in January, 2000. He is the Vice Chairman and Associate Clinical professor in the Department of Dermatology at the University of California, San Francisco Medical Center. Dr. Koo has published more than 100 articles and book chapters in the psoriasis field. Dr. Koo holds a B.S. degree from University of California, Berkeley and an M.D. from Harvard Medical School.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. As of the date of this Report, the Company believes that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 1999.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers (the "Named Executives") whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 1999, 1998 and 1997:

                                     ANNUAL COMPENSATION         LONG TERM COMPENSATION AWARDS      PAYOUTS
                                 ------------------------   --------------------------------------  -------
                                                                               SECURITIES
                                                            OTHER               UNDER
                                                            ANNUAL  RESTRICTED    ING                 OTHER
                                                            COMPEN    STOCK     OPTIONS     LTIP     COMPEN
                                                            SATION    AWARDS     /SARS     PAYOUTS   SATION
NAME AND PRINCIPAL POSITION      YEAR  SALARY($)  BONUS($)    ($)      ($)        (#)        ($)      ($)
---------------------------      ----  ---------  --------    ---      ---        ---        ---      ---

Jeffrey O'Donnell(1).........    1999    35,632         0    2,000       0      650,000        0       0

Raymond A. Hartman (CEO)(2)..    1999   248,546         0   12,000       0            0        0       0
                                 1998   125,008         0        0       0            0        0       0
                                 1997   125,000         0        0       0      250,000        0     270

Chaim Markheim (CFO)(3)......    1999   227,962         0  137,100       0      180,000        0       0
                                 1998   125,008         0   12,000       0      250,000        0       0
                                 1997         0         0        0       0            0        0       0

-----------

(1) Mr. O'Donnell began serving as the Company's Chief Executive Officer on November 19, 1999.

(2) Mr. Hartman served as the Company's Chief Executive Officer from October, 1997 to November, 1999. Includes paid and accrued salary for each such fiscal year.

(3) Mr. Markheim served as the Company's Chief Financial Officer and Chief Operating Officer until January 15, 2000. Includes $77,000 paid in 1999 as past-due salary from prior years and $137,100 as additional compensation in 1999 (which includes, among others: (i) a car allowance of $12,000, and (ii) $54,600 which had been advanced to Mr. Markheim at December 31,1998 and which was recognized as additional compensation in lieu of repayment for 1999).

         EMPLOYMENT AGREEMENT WITH JEFFREY F. O'DONNELL. As of November 19, 1999, the Company entered into a three-year employment agreement with Jeffrey F. O'Donnell to serve as the Company's President and Chief Executive Officer. Mr. O'Donnell's base salary is $265,000 per year, subject to upward adjustment from time to time by the Board of Directors. In addition, Mr. O'Donnell was granted options to acquire up to 650,000 shares of the Company's Common Stock at an exercise price of $4.625. Of these options, 216,667 are currently vested, 216,667 will vest on November 19, 2000, and 216,666 will vest on November 19, 2001, so long as Mr. O'Donnell remains employed by the Company. Under the employment agreement and the option agreement, if the Company terminates Mr. O'Donnell, other than for "cause" (which definition includes nonperformance of duties or competition of the employee with the Company's business), then he will receive severance pay ranging from one to two years' compensation, and 100% of all unvested options will vest immediately.

         EMPLOYMENT AGREEMENT WITH DENNIS MCGRATH. As of November 24, 1999, the Company entered into a three-year employment agreement with Dennis M. McGrath to serve as the Company's Chief Financial Officer and Vice President of Finance and Administration, replacing Chaim Markheim who now acts as a Consultant to the Company. Mr. McGrath's base salary is $200,000 per year, subject to upward adjustment from time to time by the Board of Directors. In addition, Mr. McGrath was granted, as of November 24, 1999, options to acquire up to 350,000 shares of the Company's Common Stock at an exercise price of $5.50. Of these options, 116,667 are currently vested, 116,667 will vest on November 24, 2000, and 116,666 will vest on November 24, 2002, so long as Mr. McGrath remains employed by the Company. Under the employment agreement and the option agreement, if the Company terminates Mr. McGrath, other than for "cause" (which definition includes nonperformance of duties or competition of the employee with the Company's business), then he will receive severance pay ranging from one to two years' compensation, and 100% of all unvested options will vest immediately.

         EMPLOYMENT AGREEMENT WITH MICHAEL ALLEN. As of January 28, 2000, the Company entered into an employment agreement with Michael Allen to serve as the Company's Vice President of Sales and Marketing. Mr. Allen's base salary is $140,000 per year, subject to upward adjustment from time to time by the Board of Directors. In addition, Mr. Allen was granted, as of January 28, 2000, options to acquire up to 150,000 shares of the Company's Common Stock at an exercise price of $13.50. Of these options, 50,000 are currently vested, 50,000 will vest on January 28, 2001, and 50,000 will vest on January 28, 2002, so long as Mr. Allen remains employed by the Company. OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options to certain of the Company's executive officers, including the Named Executives for the year ended December 31, 1999:

                                                                                Potential Realizable
                                                                                Value at Assumed
                                                                                Annual Rate of
                                                                                Stock Price Appreciation
                           Individuals Grants                                           For Option Term (1)
------------------------------------------------------------------------------------------------------------
(a)                      (b)           (c)             (d)             (e)          (f)           (g)
                         Number of     % of
                         Securities    Total
                         Underlying    Options/
                         Options/      SARs            Exercise
                         SARs          Granted to      Or Base
                         Granted       Employees       Price           Expiration
Name                     (#)           In Fiscal Year  ($/Share) (1)   Date (1)     5% ($)        10%($)
------------------------------------------------------------------------------------------------------------
Jeffrey O'Donnell        650,000          55%             4.625          11/04     5,704,372    7,985,481
Chaim Markheim           180,000          15%             2.875           8/044    1,894,672    2,526,364
-------------

(1) This chart assumes a market price of $10.50 for the Common Stock, the closing price for the Company's Common Stock in the Over-The-Counter Market as of December 31, 1999, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock.

OPTION EXERCISES IN 1999

         No Named Executive exercised any stock option in 1999.

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

LIMITATION ON DIRECTORS' LIABILITIES; INDEMNIFICATION OF OFFICERS AND DIRECTORS

         The Company's Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit the Company to indemnify its officers and directors to the maximum extent, provided by Delaware law. Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

         The Company has adopted a form of indemnification agreement (the "Indemnification Agreement"), which provides the Indemnitee with the maximum indemnification allowed under applicable law. Since the Delaware statutes are non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The Indemnification Agreement provides a scheme of indemnification, which may be broader than that specifically provided by Delaware law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Delaware law may be expanded, and therefore the scope of indemnification provided by the Indemnification Agreement may be subject to future judicial interpretation.

         The Indemnification Agreement provides that the Company shall indemnify an Indemnitee who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the Indemnitee is or was a director, officer, key employee or agent of the Company or any subsidiary of the Company. The Company shall advance all expenses, judgments, fines, penalties and amounts paid in settlement (including taxes imposed on Indemnitee on account of receipt of such payouts) incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The Indemnitee shall repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by the Company. The advances paid to the Indemnitee by the Company shall be delivered within 20 days following a written request by the Indemnitee. Any award of indemnification to an Indemnitee, if not covered by insurance, would come directly from the assets of the Company, thereby affecting a stockholder's investment.

         At present, there is no pending litigation or proceeding involving an Indemnitee where indemnification would be required or permitted under the Indemnification Agreements.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         Except for the compensation plans covering Jeffrey O'Donnell and Dennis McGrath, the Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company, a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control. See "Compensation of Executive Officers and Directors- Employment Agreement with Jeffrey O'Donnell" and "Compensation of Executive Officers and Directors- Employment Agreement with Dennis McGrath."

COMPENSATION AND AUDIT COMMITTEES; COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

         The Board has a Compensation Committee comprised of John J. McAtee, Jr. and Alan R. Novak, and an Audit Committee comprised of Jeffrey F. O'Donnell, John J. McAtee, Jr. and Alan R. Novak. Messrs. McAtee and Novak may be deemed to be outside/non-employee directors. The Board has a standing committee on nominations consisting of Messrs. O'Donnell, Charlton and McAtee.

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

COMPENSATION OF DIRECTORS

         On April 10, 1998, the Company's Board of Directors adopted a resolution creating a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director is to receive an annual grant of options, in addition to any other consideration they may receive, to purchase up to 20,000 shares of Common Stock as compensation, at an exercise price equal to the market price of the Common Stock on the last trading day of the preceding year (the "Option Plan for Outside Directors"). The options granted pursuant to the Option Plan for Outside Directors vest at the rate of 5,000 options per quarter during each quarter in which such person has served as a member of the Board of Directors. See "Certain Relationships and Related Transactions."

         The Company has obtained directors' and officers' liability insurance with a $5,000,000 limit of liability. The policy period expires on February 25, 2001 and has an annual premium of $110,000. The Company intends to renew such policy or obtain comparable coverage after the expiration of such policy. However, there can be no assurances to this effect.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table reflects, as of April 11, 2000 the beneficial Common Stock ownership of: (a) each director of the Company, (b) each Named Executive (See "Compensation of Executive Officer and Directors"), (c) each person known by the Company to be a beneficial holder of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

                                                                        NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                    SHARES #         PERCENTAGE
------------------------------------                                    --------         ----------
Warwick Alex Charlton(1).............................................   175,000          1.16
Jeffrey F. O'Donnell(2)..............................................   226,667          1.50
Dennis McGrath(3)....................................................   116,667             *
Michael Allen(4).....................................................   50,000              *
Alan R. Novak(5).....................................................   145,000             *
John J. McAtee, Jr.(6)...............................................   224,000          1.49
Steven Girgenti(7)...................................................   244,500          1.61
Harry Mittelman(8)...................................................   384,014          2.55
Samuel E. Navarro(9).................................................   43,334              *
Joseph E. Gallo, Trustee(10).........................................   987,943          6.60
Pennsylvania Merchant Group, Ltd.(11)................................   1,234,104        7.88
Calvin Hori, Hori Capital Management, Inc. and Platinum Partners LP(12) 933,100          6.26
All directors and officers as a group (9 persons)(13)................   1,608,682        9.96

-----------

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

*        Less than 1%.

(1) Includes options to purchase 175,000 shares of Common Stock. Does not include options to acquire up to 15,000 shares of Common Stock, which may vest during 2000. Mr. Charlton's address is 65 Broadway, 7th Floor, New York, NY 10006. See "Certain Relationships and Related Transactions."

(2) Includes 10,000 shares registered in the name of 531 E. Lancaster Ave. LLC, of which Mr. O'Donnell is a partner, and options to purchase 216,667 shares of Common Stock. Does not include options to purchase up to 433,333 shares of Common Stock, which vest over the next two years. Mr. O'Donnell's address is Five Radnor Corporate Center, Suite 470, Radnor, Pennsylvania 19087. See "Certain Relationships and Related Transactions."

(3) Includes options to purchase 116,667 shares of Common Stock. Does not include options to purchase up to 233,333 shares of Common Stock, which vest over the next two years. Mr. McGrath's address is Five Radnor Corporate Center, Suite 470, Radnor, Pennsylvania 19087. See "Certain Relationships and Related Transactions."

(4) Includes options to purchase 50,000 shares of Common Stock. Does not include options to purchase up to 100,000 shares of Common Stock, which vest over the next two years. Mr. Allen's address is Five Radnor Corporate Center, Suite 470, Radnor, Pennsylvania 19087. See "Certain Relationships and Related Transactions."

(5) Includes 28,601 shares of Common Stock, which are being registered in the pending registration statement and options to purchase up to 116,399 shares of Common Stock. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007. See "Certain Relationships and Related Transactions."

(6) Includes 84,000 shares, which are being registered in the pending registration statement and options to purchase up to 140,000 shares of Common Stock. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. Mr. McAtee's address is Two Greenwich Plaza, Greenwich, Connecticut 06830. See "Certain Relationships and Related Transactions."

(7) Includes options to purchase 70,000 shares of Common Stock issued to Mr. Girgenti and Warrants to purchase 174,000 shares of Common Stock, issued to Healthworld, of which Mr. Girgenti is Chairman and Chief Executive Officer. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. Mr. Girgenti's address is Healthworld Corporation, 100 Avenue of the Americas, 8th Floor, New York, New York 10013. See "Certain Relationships and Related Transactions."

(8) Includes 251,014 shares of Common Stock, Warrants to purchase 63,000 shares and options to purchase 70,000 shares of Common Stock beneficially owed by Dr. Mittelman, including shares and Warrants registered in the name of certain trusts of which he serves as the trustee, his IRA and pension profit sharing plan, his wife, jointly with his wife and in his own name. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. A total of 204,100 shares and shares underlying the Warrants are being registered in the pending registration statement. Dr. Mittelman's address is 2200 Sand Hill Road, Suite 110, Menlo Park, California 94025. See "Certain Relationships and Related Transactions."

(9) Includes options to purchase 43,334 shares of Common Stock. Does not include options to purchase up to 66,661 shares of Common Stock, which may vest over the next two years. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. Mr. Navarro's address is 55 East 52nd St., 33rd Floor, New York, New York 10055. See "Certain Relationships and Related Transactions."

(10) Includes 925,443 shares of Common Stock and 62,500 Warrants to purchase shares of Common Stock. Mr. Gallo is the Trustee of four (4) trusts, which own these securities. All of the shares of Common Stock and the shares underlying the Warrants are being registered in the pending registration statement. Mr. Gallo's address is 600 Yosemite Blvd., Modesto, California 95354. See "Certain Relationships and Related Transactions."

(11) Pennsylvania Merchant Group, Ltd. is the registered owner of Warrants to purchase up to 668,104 shares of Common Stock. Richard A. Hansen is the President and a director of PMG. Mr. Hansen is the registered owner of 75,000 shares of Common Stock and options to purchase 75,000 shares of Common Stock, and his wife, Penelope S. Hansen is the registered owner of 25,000 shares of Common Stock. Frank A. Abruzzese, Frank J. Campbell and Peter S. Rawlings are directors of PMG. Mr. Abruzzese is the beneficial owner of 11,000 shares. Mr. Campbell is the beneficial owner of 165,000 shares and Warrants to purchase 25,000 shares. Mr. Rawlings is the registered owner of 160,000 shares of Common Stock, and his wife Sarah P. Rawlings is the registered owner of 40,000 shares of Common Stock. All of these shares are being registered in the pending registration statement. The address of PMG and each of such persons is Four Falls Corporate Center, West Conshohocken, Pennsylvania 19428. See "Certain Relationships and Related Transactions-Convertible Debt and Conversion of Convertible Debt."

(12) Includes 300,000 shares of Common Stock, options to purchase 75,000 shares of Common Stock and 250,000 warrants to purchase shares of Common Stock. 50,000 shares and 250,000 shares underlying the warrants are being registered in the pending registration statement. Mr. Kalista is employed by PMG. His address is Four Falls Corporate Center, West Conshohocken, Pennsylvania 19428. See "Certain Relationships and Related Transactions."

(12) The listed persons, Calvin Hori ("Hori"), Hori Capital Management, Inc. ("Hori Capital") and Platinum Partners, LP ("Platinum") have jointly filed an Amendment No. 1 to Schedule 13D (the "Schedule 13D"), dated December 1, 1997, with respect to 933,100 shares of Common Stock. The
         Schedule 13D provides, in pertinent part, that: (a) Hori, Hori Capital and Platinum may be deemed to be the beneficial owners of 759,000 of these shares, and (b) Hori and Hori Capital may be deemed to be the beneficial owners of an additional 174,100 of these shares. The address for each of the listed persons is One Washington Mall, Boston, Massachusetts 02108.

(13) Includes 388,615 shares of Common Stock and Options and Warrants to purchase up to 1,220,067 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONVERTIBLE DEBT AND CONVERSION OF CONVERTIBLE DEBT

         During July and August, 1998, Acculase issued $1,000,000 of the promissory notes (the "Acculase Notes"), to three accredited investors. The Acculase Notes were guaranteed by the Company. Interest was payable annually and could be paid in cash or in the Company's Common Stock at the Company's option. All of the funds received by the Company from issuance of the Acculase Notes were applied to fund current operations and to pay current obligations. The entire amount of principal was automatically converted to 500,000 shares of the Company's Common Stock, at a conversion price of $2.00 per share, on December 31, 1998. As of December 31, 1998, the price of the Company's Common Stock was $2.81. In addition, the Company issued 37,443 shares in payment of accrued interest as of April 30, 1999. The shares issued in conversion of the Acculase Notes are being registered in the pending registration statement.

         In March, 1999, the Company issued to 38 accredited investors $2,380,000 of units of its securities (the "Units"), each Unit consisting of:
(i) $10,000 principal amount of convertible promissory notes (the "Convertible Notes"); and (ii) common stock purchase warrants to purchase up to 2,500 shares of Common Stock (the "Unit Warrants"). On August 2, 1999, the Convertible Note holders converted the Convertible Notes and accrued and unpaid interest thereon into 1,190,819 shares of Common Stock at a conversion price of $2.00 per share. In March, 1999, the price of the Company's Common Stock in the Over The Counter market ranged from $2.625 to $4.50 per share. On March 29, 1999, the price of the Common Stock was $3.875. The Company used the proceeds of this financing to fund marketing, research and development expenses, the purchase of equipment relating to the manufacture of the Company's excimer lasers, other operating activities, and the payment of certain liabilities. The shares issued from the conversion of the Convertible Notes are being registered in the pending registration statement.

         The Unit Warrants are exercisable into an initial 1,250 shares of Common Stock at any time after purchase until March 31, 2004. The balance of the Unit Warrants are exercisable into an additional 1,250 shares of Common Stock (the "Contingent Shares") if the Unit holder voluntarily converted at least a portion of the principal amount of the Convertible Note, that make up a portion of the Unit, into shares of Common Stock. As of the date of this Report, all of the Unit holders converted their Convertible Notes into shares of Common Stock, aggregating 1,190,819 shares of Common Stock, including 819 shares of Common Stock to convert accrued and unpaid interest. As such, each Unit holder has a fully vested Unit Warrant to purchase 2,500 shares of Common Stock at $2.00 per share. The Unit Warrants provide that they may be adjusted in the event that the Company issues shares of Common Stock for consideration of less than $2.00 per share. In such event, the per share exercise price of the Unit Warrants will be adjusted to the issue price of such additionally issued shares of Common Stock.

ISSUANCES OF SHARES, OPTIONS AND WARRANTS

         On April 10, 1998, the Company issued options to Chaim Markheim, who was the Chief Financial Officer, Chief Operating Officer and a director of the Company, to purchase up to 250,000 shares of Common Stock, at an exercise price of $2.875 per share, with a five (5) year term. On the date of this issuance of securities, the price of the Company's Common Stock was $2.875.

         On April 10, 1998, the Company issued options to purchase up to 100,000 shares of Common Stock, at an exercise price of $2.875 per share, with a five-year term, to an officer of the Company, and 20,000 shares of Common Stock, to certain consultants for legal services rendered, computed at a $1.00 per share. On the date of this issuance of securities, the price of the Company's Common Stock was $2.875.

         In conformity with the provisions of the Option Plan for Outside Directors, on April 10, 1998, the Company granted to John J. McAtee and Alan R. Novak options to purchase up to 20,000 shares of Common Stock at an exercise price of $2.875 per share for services rendered during 1998. On the date of grant of these stock options, the price of the Company's Common Stock was $2.875.

         On March 8, 1999, the Company granted to Messrs. McAtee and Novak an additional 20,000 options under the Option Plan for Outside Directors to purchase a like number of shares of Common Stock, at an exercise price of $2.8125 per share for services as outside members of the Board of Directors to be rendered during 1999. All of these options are vested, as of the date of this Report. On the date of grant of these stock options, the price of the Company's Common Stock was $2.875.

         Upon Warwick Alex Charlton's joining the Company's Board of Directors, on March 8, 1999, Mr. Charlton was granted options under the Option Plan for Outside Directors, to purchase up to 20,000 shares of Common Stock at an exercise price of $2.8125 per share for services to be rendered during 1999. On the date of grant of these stock options, the price of the Company's Common Stock was $2.875. Of these options all are vested, as of the date of this Report.

         On March 8, 1999, the Company granted to Mr. Charlton, outside of the Option Plan for Outside Directors, options to acquire 150,000 shares of Common Stock, at $3.00 per share. On the date of this issuance of securities, the price of the Company's Common Stock was $2.875. All of such options are vested, as of the date of this Report.

         Upon Steve Girgenti's and Harry Mittelman's joining the Company's Board of Directors, on April 20, 1999, each was granted options to purchase up to 15,000 shares of Common Stock, at an exercise price of $2.8125 per share, for services to be rendered during 1999. On the date of grant of these stock options, the price of the Company's Common Stock was $4.63. As of the date of this Report, all of these options are vested.

         On April 20, 1999, the Company granted to Mr. Girgenti and Dr. Mittelman options, outside of the Option Plan for Outside Directors, all of which are vested, to acquire up to 50,000 shares of Common Stock, at $4.75 per share. On the date of grant of these stock options, the price of the Company's Common Stock was $4.63. All of such options are vested, as of the date of this Report.

         In 1999, in respect of the period August, 1998, through October 31, 1999, the Company granted to its current legal counsel, Matthias & Berg LLP ("M&B"), options to acquire an aggregate of 32,230 shares of the Company's Common Stock, at exercise prices between $1.50 and $5.10 per share, in each case equal to 85% of the trading price of the Company's Common Stock on the last day of the month in respect of which the options were granted. The options are exercisable for a period of 120 months from the date of grant. These options were issued as a part of a fee agreement between the Company and M&B, whereby M&B received options having an exercise price equal to 20% of its monthly fees in the form of Common Stock of the Company, valued at the closing bid price on the last day of each month. M&B agreed to forego collection of such fees in cash, and use the uncollected fees against exercise price of the options.

         On April 5, 1999, the Company issued to a non-executive employee options to purchase 50,000 shares of the Company's Common Stock, at an exercise price of $3.1875. Such options vest, pursuant to a schedule, over a period of five (5) years. On the date of this issuance of securities, the price of the Company's Common Stock was $4.56.

         On August 9, 1999, the Company issued to 96 investors 2,068,972 shares of the Company's Common Stock in connection with the August 9, 1999 Financing. The Company paid PMG a commission of 8% of the gross proceeds, or $744,000, $25,000 for reimbursement of expenses and, for each $1,000,000 of gross proceeds received by the Company, warrants to purchase 10,000 shares of Common Stock at $4.50 per share (an aggregate of 93,104 warrants). On the date of the closing of the August 9, 1999 Financing, the price of the Company's Common Stock was $5.19. The 2,068,972 shares of Common Stock sold in the August 9, 1999 Financing are being registered in the pending registration statement.

         On May 11, 1999, the Company, in exchange for various marketing services to be provided by Healthworld at a discounted rate of $104 per person hour, which is materially less then the normal hourly rate charged by Healthworld for such services, granted the Healthworld Warrants to purchase 174,000 shares of the Company's Common Stock at an exercise price of $4.69 per share. On the date of grant of the Healthworld Warrants, the price of the Common Stock was $4.69. The Warrants have a term of ten years and are fully vested.

         On August 26, 1999, the Company issued options to Chaim Markheim to purchase up to 180,000 shares of Common Stock, at an exercise price of $5.25 per share, with a five (5) year term. Of these options, 100,000 are vested, and the remaining 80,000 vest over two (2) years, so long as Mr. Markheim continues to be retained by the Company as a consultant. On the date of this issuance of securities, the price of the Company's Common Stock was $5.25.

         On November 19, 1999, Jeffrey F. O'Donnell, the Company's President and Chief Executive Officer, was granted options to acquire up to 650,000 shares of the Company's Common Stock at an exercise price of $4.625. Of these options, 216,667 are currently vested, 216,667 vest on November 19, 2000, and 216,666 vest on November 19, 2002, so long as Mr. O'Donnell remains employed by the Company. If the Company terminates Mr. O'Donnell, other than for "cause" (which definition includes nonperformance of duties or competition of the employee with the Company's business), all unvested options will vest immediately. On the date of grant of the options, the price of the Company's Common Stock was $4.625.

         As of November 24, 1999, Dennis McGrath, the Company's Chief Financial Officer, was granted options to acquire up to 350,000 shares of the Company's Common Stock at an exercise price of $5.50. Of these options, 116,667 are currently vested, 116,667 vest on November 24, 2000, and 116,666 vest on November 24, 2002, so long as Mr. McGrath remains employed by the Company. If the Company terminates Mr. McGrath, other than for "cause" (which definition includes nonperformance of duties or competition of the employee with the Company's business), all unvested options will vest immediately. On the date of grant of the options, the price of the Company's Common Stock was $5.50 per share.

         On December 7, 1999, the Company granted to Samuel E. Navarro options to acquire up to 100,000 shares of Common Stock at an exercise price of $5.9375 per share. Of these options, 33,334 are currently vested, 33,333 vest on December 7, 2000, and 33,333 vest on December 7, 2002, so long as Mr. Navarro remains a director of the Company. On the date of grant, the price of the Company's Stock was $5.9375.

         On December 7, 1999, the Company granted to Mr. Navarro options, all of which are vested, to acquire up to 5,000 shares of Common Stock, at $2.8125 per share. On the date of grant of these stock options, the price of the Company's Common Stock was $5.9375. All of such options are vested, as of the date of this Report.

         Michael Allen was granted, as of January 28, 2000, options to acquire up to 150,000 shares of the Company's Common Stock at an exercise price of $13.50. Of these options, 50,000 are currently vested, 50,000 vest on January 28, 2001, and 50,000 vest on January 28, 2002, so long as Mr. Allen remains employed by the Company. On the date of the grant, the price of the Company's Common Stock was $14.125.

         As of January 1, 2000, in connection with the Option Plan for Outside Directors, the Company granted to Messrs. Charlton, McAtee, Novak, Girgenti, Mittelman and Navarro options to acquire 20,000 shares of Common Stock at $10.50 per share, for services to be rendered during 2000. On the date of grant of these stock options, the price of the Company's Common Stock was $10.50. As of the date of this Report, 5,000 of these options are vested for each beneficiary of the Option Plan for Outside Directors.

         As of February 10, 2000, the Company issued to two employees options to acquire up to 30,000 shares of Common Stock at a price of $17.75 per share. These options will vest to the extent of 25% after one year, then ratably each month thereafter.

         As of February 10, 2000, the Company granted each member of the Scientific Advisory Board options to acquire up to 3,000 shares of the Company's Common Stock at an exercise price of $17.75 per share. All such options are fully vested.

CERTAIN ISSUANCES OF SECURITIES

         In July, 1998, the Company granted warrants to acquire 300,000 shares of Common Stock to PMG at an exercise price of $2.00 per share in consideration for the guarantee, by PMG, of a lease of office space in Carlsbad, California for the Company and the raising of a bridge loan of $1,000,000. Such warrants are exercisable at any time until July 15, 2003. The price of the Company's Common Stock on July 15, 1998 was $2.125.

         On December 31, 1998, Mr. and Mrs. Richard A. Hansen converted an outstanding obligation of $150,000 into an aggregate of 100,000 shares of the Company's restricted Common Stock, at $1.50 per share. The price of the Common Stock at December 31, 1998, was $2.8125 per share. Mr. Hansen is the President of PMG, one of the Company's investment bankers. These shares are being registered pursuant to the pending registration statement.

         On August 9, 1999, the Company completed the August 9, 1999 Financing of 2,068,972 shares of Common Stock at a price of $4.50 per share, resulting in aggregate gross proceeds to the Company of $9,310,374. The Company paid PMG a commission of 8% of the gross proceeds, or $744,830, plus $25,000 for reimbursement of offering expenses, and issued to PMG warrants to purchase 93,104 shares of Common Stock at an exercise price of $4.50 per share. On the date of the closing of the August 9, 1999 Financing, the price of the Company's Common Stock was $5.19 per share. The Company has used part of the proceeds of this financing to pay marketing expenses, research and development expenses and for working capital. As of March 16, 2000, the Company had $18,400,000 of cash on hand.

         The Company entered into an agreement, dated as of February 2, 2000, with ING Barings LLC for the provision of financial advisory and investment banking services, on an exclusive basis. The term of the agreement is through September 30, 2000. Pursuant to this agreement, ING acted as placement agent in connection with a private offering to 10 institutional investors an aggregate of 1,409,092 shares of the Company's Common Stock at a price of $11.00 per share, for which we paid ING customary fees. Sam Navarro, a director of the Company is also the Global Head of Health Care Corporate Finance at ING. At the close of the placement on March 16, 2000, the Company received net proceeds of $14,570,000. In addition, with the exception of Jeffrey F. O'Donnell and Dennis McGrath, all of the executive officers and directors of the Company signed lock-up agreements for a period of 90 days from March 16, 2000, as to all securities of the Company they may own. Messrs. O'Donnell and McGrath reserved the right to sell 65,000 and 35,000 shares, respectively, during such 90-day period. The Company will use the proceeds of this financing to pay certain debts, including monies owed to the Company's Orlando, Florida landlord, and for marketing expenses and working capital.

OTHER TRANSACTIONS

         As of May 11, 1999, the Company entered into the agreement with Healthworld, of which Steven Girgenti, a director of the Company, is Chairman and Chief Executive Officer, for provision of various services relating to the marketing of the Company's products. The services include: (i) advertising and promotion; (ii) development of market research and strategy; and (iii) preparation and consulting on media and publicity. The term of the agreement is indefinite, but may be terminated by either party on ninety days' notice. Compensation for these services is approximately $40,000 per month, plus reimbursement of expenses and payment of a 15% commission on media buys. Services beyond those budgeted by the parties are to cost $104 per person hour. Under a separate agreement, Healthworld has agreed to provide, as of October 1, 1999: (i) two fulltime managed-care specialists to make calls on potential customers for a period of seven months at a cost of $30,000 per month; (ii) 20 fulltime sale representatives to market among dermatologists for a period of four months at a cost of $125,000 per month; and (iii) certain general management services for a period of seven months at $10,000 per month. Under separate agreements, Healthworld will provide certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). See "Management."

         As of May 21, 1999, the Company granted Rox Anderson, M.D., options to acquire up to 250,000 shares of Common Stock, exercisable at $5.16 per share, of which 100,000 are currently vested. The remainder will vest ratably over a three-year period and, in addition, are contingent on either approval by the FDA of a 510(k) submission by the Company or the FDA's approval of the Company's excimer laser to be regulated as a Class II device for the treatment of psoriasis. See "Business-Excimer Laser System for the Treatment of Psoriasis" and "Management."

         The Company had agreed to pay Raymond A. Hartman, the former President and Director of the Company, for commissions earned in connection with the Baxter Agreement. In 1998, the company recognized $72,000 of commission expenses related to this agreement. At December 31, 1998, the Company owed $136,002 to Mr. Hartman. All amounts due to Mr. Hartman were paid during the year ended December 31, 1999. At December 31, 1998, the Company had made advances of approximately $54,600 to Chaim Markheim, former Chief Operating Officer and director of the Company. During 1999, these advance payments were recognized as compensation to Mr. Markheim in lieu of repayment. In the year ended December 31, 1997, the Company made advance payments in the amount of $48,000 to Helionetics, which were subsequently written off on the Company's financial statements.

         FORMER AGREEMENT WITH CSC HEALTHCARE, INC.. On October 29, 1998, the Company and CSC entered into an agreement ("the CSC Agreement"), under which CSC is to develop a commercial strategy and to define and obtain the required resources for the commercial exploitation of the Company's excimer laser technology. Under the CSC Agreement, CSC was to provide consulting services to various businesses, including the Company, regarding the introduction of medical technology for commercialization. Subsequently, CSC filed a complaint against the Company, alleging the failure to pay for professional services performed by CSC, plus expenses. The dispute was resolved by a settlement in which the Company paid CSC the sum of $700,000. Warwick Alex Charlton, a former Vice President of CSC, is also the Non-Executive Chairman of the Board of Directors of the Company. See "Management."

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

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements
         --------------------

         Consolidated balance sheet of Laser Photonics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 1999.

         Financial Statement Schedules
         -----------------------------

         The following schedules have been filed as part of this Report.

         Schedule II Valuation and Qualifying Accounts
         ---------------------------------------------

         All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

B.       Reports on Form 8-K
         -------------------

         Not Applicable

C.       Other Exhibits
         --------------

3.1(a)   Certificate of Incorporation (1)
3.1(b)   Amendment to Certificate of Incorporation dated as of June 10, 1999 (1)
3.1(c)   Amendment to Certificate of Incorporation dated as of June 23, 1999 (1)
3.2      Bylaws (1)
10.1     Lease Agreement (Andover, Massachusetts) (2)
10.2     Lease Agreement (Orlando, Florida) (1)
10.3     Lease Agreement (San Diego, California) (3)
10.4(a)  Lease Agreement (Carlsbad, California) dated August 4, 1998 (1)
10.4(b)  Guarantee of Lease by PMG (1)
10.5     Patent License Agreement between the Company and Patlex Corporation (4)
10.6 Master Technology Agreement between the Company and Baxter Healthcare Corporation, dated July 28, 1997 (5)
10.7 License Agreement between the Company and Baxter Healthcare Corporation, dated August 19, 1997 (5)
10.8 Manufacturing Agreement between the Company and Baxter Healthcare Corporation, dated August 19, 1997 (6)
10.9 Clinical Trial Agreement between Massachusetts General Hospital, R. Rox Anderson and Laser Photonics dated
10.10 Consulting Agreement dated as of January 21, 1998 between Laser Photonics and Rox Anderson, M.D. (1)
10.11(a) Asset Purchase Agreement dated January 4, 1999 between the Company and
         Laser Analytics, Inc. (2)
10.11(b) Amendment No. 1 to Asset Purchase Agreement. (2)
10.12    Employment Agreement with Jeffrey F. O'Donnell, dated November 19, 1999
         (1)
10.13    Employment Agreement with Dennis M. McGrath, dated November 24, 1999
         (1)
10.14    Employment Agreement with Michael Allen, dated January 28, 2000 (1)
10.15 Lease between the Company and Radnor Center Associates, dated April 1, 2000 (1)
10.16    Healthworld Agreement, dated May 11, 1999 (1)
10.17    Clinical Trial Agreement, dated July 27, 1999 (Scalp Psoriasis) (1)
10.18 Clinical Trial Agreement, dated July 27, 1999, and Amendment dated March 1, 2000 (Plaque Psoriasis) (1)
10.19    Clinical Trial Agreement, dated July 27, 1999 (High Fluence) (1)
10.20    Clinical Trial Agreement, dated November 15, 1999 (Vitiligo) (1)
10.21    MGH License Agreement, dated November 26, 1997 (1)
10.22 Asset Purchase Agreement with Laser Components GmbH, dated February 29,2000 (1)
22.1     List of subsidiaries of the Company (2)
24.1     Consent of Hein + Associates LLP
27       Financial Data Schedules
99.1     Registrant's Third Amended Plan of Reorganization (3)
99.2 Order Confirming Registrant's Third Amended Plan of Reorganization, as modified (3)
99.3 Letter of March 22, 1995 from Coopers & Lybrand, directed to Laser Photonics, Inc.(3)

-----------

(1) Previously as part of the Company's Registration Statement on Form S-1, filed with the Commission on January 28, 1998, and as amended.

(2) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(3) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1987.

(5) Incorporated by reference as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. This document has been granted Confidential Treatment by the Commission.

(6) The terms of this Agreement are confidential commercial information, which the Commission has determined need not be disclosed.

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

                                           LASER PHOTONICS, INC.



Date: April 13, 2000                       By: /s/ Jeffrey F. O'Donnell
                                              ---------------------------------
                                              Jeffrey F. O'Donnell
                                              President, Chief Executive Officer
                                              and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                     Capacity in Which Signed                      Date
         ---------                     ------------------------                      ----

/s/ Warwick Alex Charlton              Chairman of the Board of Directors          April 13, 2000
------------------------------
    Warwick Alex Charlton


/s/ Jeffrey F. O'Donnell               President, Chief Executive Officer and      April 13, 2000
------------------------------         Director
    Jeffrey F. O'Donnell


/s/ Alan R. Novak                      Director                                    April 13, 2000
------------------------------
    Alan R. Novak


/s/ John J. McAtee, Jr.                Director                                    April 13, 2000
------------------------------
    John J. McAtee, Jr.


/s/ Steven Girgenti                    Director                                    April 13, 2000
------------------------------
    Steven Girgenti


/s/ Harry Mittleman, M.D.              Director                                    April 13, 2000
------------------------------
    Harry Mittelman, M.D.


/s/ Samuel Navarro                     Director                                    April 13, 2000
------------------------------
    Samuel Navarro


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT.................................................F-2

CONSOLIDATED BALANCE SHEETS - December 31, 1999 and 1998.....................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years ended
     December 31, 1999, 1998 and 1997........................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - For the Years
     ended December 31, 1999, 1998 and 1997..................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years ended
     December 31, 1999, 1998 and 1997........................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-7

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Laser Photonics, Inc. and Subsidiaries
Carlsbad, California

We have audited the accompanying consolidated balance sheets of Laser Photonics, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Photonics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits referred to above include audits of the financial statement schedule listed under Item 14(a)(2) of Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, in relation to the financial statements taken as a whole, the information required to be stated therein.



/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California

February 23, 2000, except for the last
paragraph of Note 9 which is dated as of March 16, 2000


                                         LASER PHOTONICS, INC. AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       1999            1998
                                                                                  --------------  --------------

                                               ASSETS
                                               ------
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   4,535,557   $     174,468
     Accounts receivable, net of allowance for doubtful accounts of
         $83,000 and $68,000 in 1999 and 1998, respectively                             176,179         174,676
     Receivable from related party                                                            -          54,600
     Inventories                                                                      1,170,472         458,343
     Prepaid expenses and other assets                                                   34,685          38,120
                                                                                  --------------  --------------
              Total current assets                                                    5,916,893         900,207

PROPERTY AND EQUIPMENT, net                                                             152,965         127,190

PATENT COSTS, net of accumulated amortization of $40,671 and
     $32,318 in 1999 and 1998, respectively                                              44,127          52,480

PREPAID LICENSE FEE, net of accumulated amortization of
     $1,041,667 and $541,667 in 1999 and 1998, respectively                           2,958,333       3,458,333

EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANY, net
     of accumulated amortization of $2,338,569 and $1,862,296 in
     1999 and 1998, respectively                                                              -         476,273

OTHER ASSETS                                                                             45,346          48,246

ASSETS HELD FOR SALE                                                                    588,000         613,901
                                                                                  --------------  --------------

TOTAL ASSETS                                                                      $   9,705,664   $   5,676,630
                                                                                  ==============  ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES:
     Current portion of notes payable and long-term debt                          $     353,710   $     748,441
     Payable to related party                                                                 -         136,002
     Accounts payable                                                                 2,034,371       1,214,938
     Accrued payroll and related expenses                                               376,967         437,115
     Other accrued liabilities                                                        1,372,668         884,944
     Deferred revenues                                                                  250,000         343,906
                                                                                  --------------  --------------

              Total current liabilities                                               4,387,716       3,765,346

NOTES PAYABLE AND LONG-TERM DEBT, less current portion                                   43,620          69,893
                                                                                  --------------  --------------

              Total liabilities                                                       4,431,336       3,835,239
                                                                                  --------------  --------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 8 and 12)                                             -               -

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 25,000,000 shares authorized,
         13,267,918 and 9,895,684 shares issued and outstanding in
         1999 and 1998, respectively                                                    132,679          98,957
     Additional paid-in capital                                                      30,759,186      17,439,904
     Accumulated deficit                                                            (25,617,537)    (15,697,470)
                                                                                  --------------  --------------
              Total stockholders' equity                                              5,274,328       1,841,391
                                                                                  --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   9,705,664   $   5,676,630
                                                                                  ==============  ==============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                         LASER PHOTONICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      1999             1998             1997
                                                                  --------------  --------------  --------------
REVENUES:
   Sales                                                          $   1,114,929   $   1,580,422   $   2,960,330
   Other                                                                 93,906         769,026         855,000
                                                                  --------------  --------------  --------------
                                                                      1,208,835       2,349,448       3,815,330
                                                                  --------------  --------------  --------------

COSTS AND EXPENSES
   Cost of sales                                                      1,257,438       1,806,557       2,090,276
   Selling, general and administrative                                4,930,095       3,608,108       2,181,304
   Research and development                                           2,061,241       1,243,372         685,109
   Bad debt expense related to related party
     receivable                                                               -               -          48,000
   Depreciation and amortization                                      1,016,628       1,088,649         741,481
                                                                  --------------  --------------  --------------
                                                                      9,265,402       7,746,686       5,746,170
                                                                  --------------  --------------  --------------

LOSS FROM OPERATIONS                                                 (8,056,567)     (5,397,238)     (1,930,840)
                                                                  --------------  --------------  --------------

OTHER INCOME (EXPENSE):
   Interest expense                                                  (1,999,921)       (510,948)       (386,069)
   Interest income                                                      127,221           8,907          52,280
   Other                                                                 13,582          (6,008)        (38,572)
                                                                  --------------  --------------  --------------

LOSS BEFORE INCOME TAX                                               (9,915,685)     (5,905,287)     (2,303,201)

INCOME TAX EXPENSE                                                       (4,382)         (3,300)         (3,900)
                                                                  --------------  --------------  --------------

NET LOSS                                                          $  (9,920,067)  $  (5,908,587)  $  (2,307,101)
                                                                  ==============  ==============  ==============


BASIC AND DILUTED LOSS PER SHARE                                  $       (0.89)  $       (0.64)  $       (0.35)
                                                                  ==============  ==============  ==============

WEIGHTED AVERAGE SHARES                                              11,207,727       9,287,507       6,531,190
                                                                  ==============  ==============  ==============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                         LASER PHOTONICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              COMMON STOCK              ADDITIONAL
                                                      ------------------------------     PAID-IN        ACCUMULATED
                                                          SHARES          AMOUNT         CAPITAL          DEFICIT          TOTAL
                                                      --------------  --------------  --------------  --------------  --------------
BALANCES, January 1, 1997                                 6,162,583   $      61,626   $   5,330,228   $  (7,481,782)  $  (2,089,928)
     Sale of stock and warrants, net of expenses          2,179,500          21,795       6,237,282               -       6,259,077
     Stock issued for services                              105,000           1,050          94,575               -          95,625
     Stock issued to purchase debt and accrued
         interest                                           800,000           8,000       2,151,708               -       2,159,708
     Capital contributions from Helionetics, Inc.                 -               -         140,448               -         140,448
     Compensation recognized upon issuance of stock
         options                                                  -               -         671,323               -         671,323
     Net Loss                                                     -               -               -      (2,307,101)     (2,307,101)
                                                      --------------  --------------  --------------  --------------  --------------
BALANCES, December 31, 1997                               9,247,083          92,471      14,625,564      (9,788,883)      4,929,152
     Conversion of convertible notes payable                600,000           6,000       1,144,000               -       1,150,000
     Sale of stock                                           28,601             286          35,465               -          35,751
     Warrants issued for services                                 -               -       1,318,200               -       1,318,200
     Stock issued for services                               20,000             200          19,800               -          20,000
     Allocation of proceeds from notes payable due
         to beneficial conversion feature                         -               -         296,875               -         296,875
     Net Loss                                                     -               -               -      (5,908,587)     (5,908,587)
                                                      --------------  --------------  --------------  --------------  --------------
BALANCES, December 31, 1998                               9,895,684          98,957      17,439,904     (15,697,470)      1,841,391
     Allocation of proceeds from notes payable due
         to beneficial conversion feature                         -               -       1,115,625               -       1,115,625
     Proceeds from issuance of warrants                           -               -         368,900               -         368,900
     Compensation  recognized upon issuance of stock
        options                                                   -               -          78,125               -          78,125
     Stock options issued for services                            -               -         679,947               -         679,947
     Stock issued to pay interest                            38,262             382         148,810               -         149,192
     Conversion of convertible debentures, net
        of unamortized debt issuance costs                1,190,000          11,900       2,296,271               -       2,308,171
     Sale of stock, net of expenses                       2,068,972          20,690       8,519,854               -       8,540,544
     Proceeds from exercise of warrants                      75,000             750         111,750               -         112,500
     Net loss                                                     -               -               -      (9,920,067)     (9,920,067)
                                                      --------------  --------------  --------------  --------------  --------------
BALANCES, December 31, 1999                              13,267,918   $     132,679   $  30,759,186   $ (25,617,537)  $   5,274,328
                                                      ==============  ==============  ==============  ==============  ==============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                         LASER PHOTONICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $  (9,920,067)  $  (5,908,587)  $  (2,307,101)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                                1,016,628       1,088,649         741,481
         Interest expense related to beneficial conversion
              feature and amortization of discount on
              convertible notes                                       1,512,292         296,875               -
         Amortization of debt issuance costs                             67,004               -               -
         Bad debt expense related to related party receivable                 -               -          48,000
         Allowance for doubtful accounts                                 14,415               -         (25,000)
         Stock issued to pay interest                                   149,192               -         168,268
         Warrants and options issued for services                       679,947       1,318,200               -
         Stock issued for services                                            -          20,000          95,625
         Compensation recognized upon issuance of stock
              options                                                    78,125               -         671,323
         Compensation recognized in lieu of repayment of
              note                                                       54,600               -               -
         Changes in operating assets and liabilities:
              Accounts receivable                                       (15,918)        168,790          64,970
              Inventories                                              (687,783)         40,105         (60,198)
              Prepaid expenses and other assets                           7,890          (1,576)        (63,350)
              Accounts payable                                          819,433         355,379         161,373
              Accrued payroll and related expenses                      (16,372)         36,893        (270,259)
              Other accrued liabilities                                 443,948         253,136        (313,983)
              Deferred revenues                                         (93,906)        248,906          95,000
                                                                  --------------  --------------  --------------
         Net cash used in operating activities                       (5,890,572)     (2,083,230)       (993,851)
                                                                  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                             (40,442)       (116,158)        (37,541)
     Proceeds from disposal of property and equipment                         -               -          19,174
     Acquisition of patents and licenses                                      -               -      (4,001,926)
     Advances to related parties                                              -         (29,600)        (73,000)
                                                                  --------------  --------------  --------------
         Net cash used in investing activities                          (40,442)       (145,758)     (4,093,293)
                                                                  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock and warrants                         8,540,544          35,751       6,259,077
     Proceeds from convertible notes payable                          2,380,000       1,276,960          71,094
     Payments for debt and warrant issuance costs                      (166,600)              -               -
     Proceeds from notes payable                                         86,485               -               -
     Payments on notes payable                                         (524,824)       (135,187)       (157,543)
     Payments on related party notes payable                           (147,342)              -               -
     Advances from related parties                                       11,340               -               -
     Capital contributions from Helionetics, Inc.                             -               -         140,448
     Proceeds from exercise of warrants                                 112,500               -               -
                                                                  --------------  --------------  --------------
         Net cash provided by financing activities                   10,292,103       1,177,524       6,313,076
                                                                  --------------  --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                       4,361,089      (1,051,464)      1,225,932

CASH AND CASH EQUIVALENTS, beginning of period                          174,468       1,225,932               -
                                                                  --------------  --------------  --------------

CASH AND CASH EQUIVALENTS, end of period                          $   4,535,557   $     174,468   $   1,225,932
                                                                  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                                 $      82,719   $     137,572   $     158,939
                                                                  ==============  ==============  ==============
         Income taxes                                             $       5,732   $           -   $           -
                                                                  ==============  ==============  ==============
     Non-cash transactions:
         Conversion of convertible debentures to common
            stock                                                 $   2,308,171   $   1,150,000   $           -
                                                                  ==============  ==============  ==============
         Note payable issued to acquire leasehold
            improvements                                          $           -   $      70,000   $           -
                                                                  ==============  ==============  ==============
         Note payable issued to acquire property and
            equipment                                             $      17,335   $           -   $           -
                                                                  ==============  ==============  ==============
         Stock issued to purchase debt and accrued interest       $           -   $           -   $   2,159,708
                                                                  ==============  ==============  ==============

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF OPERATIONS:
         -------------------------------------

         NATURE OF OPERATIONS - Laser Photonics, Inc. and subsidiaries (the "Company") operates in one industry segment and is principally engaged in the development, manufacture and marketing of laser systems and accessories for medical and scientific applications and, through its approximately 76.1% owned subsidiary, AccuLase, Inc., is developing excimer laser and fiber optic equipment and techniques directed toward the treatment of coronary heart disease and psoriasis.

         BANKRUPTCY FILING AND PLAN OF REORGANIZATION - On May 13, 1994, the Company filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Middle District of Florida for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. Out of the reorganization, Helionetics, Inc. (Helionetics) acquired a 75% interest in the Company in exchange for cash and the contribution of its 76.1% interest in AccuLase, Inc. Helionetics has since filed for bankruptcy and sold its interests such that it is no longer a shareholder of the Company.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------

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

         REVENUE RECOGNITION - Revenues are recognized upon shipment of products to customers. Deferred revenue relates to payments received under the Baxter Agreement (See Note 12) in advance of delivery of related product.

         INVENTORIES - Inventories are stated at the lower of cost or market, determined by the first-in, first-out method.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

         INTANGIBLE ASSETS - Patents and license fees are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets, which range from eight to twelve years.

         Excess of cost over net assets of acquired company represents the goodwill recorded by Helionetics for its purchase of AccuLase that has been "pushed down" to the Company. The balance is being amortized using the straight-line basis over 5 years.

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

         The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, obsolescence of inventories, the estimated useful lives selected for property and equipment and intangible assets, realizability of deferred tax assets, estimated future warranty costs, and penalties and interest for delinquent payroll taxes. Due to the uncertainties inherent in the

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

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

         The Company operates in one industry segment and a geographic concentration exists because the Company's customers are generally located in the United States. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

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

         LOSS PER SHARE - Basic earnings per share excludes dilution and is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Common stock equivalents as of December 31, 1999, 1998 and 1997 were anti-dilutive and excluded in the computation of basic earnings per share.

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


3.       BASIS OF PRESENTATION:
         ---------------------

         As shown in the accompanying financial statements, the Company has reported significant net losses for the years ended December 31, 1999, 1998 and 1997 resulting in an accumulated deficit of $25,617,537 as of December 31, 1999.

         During 1997, 1998 and 1999, the Company took steps to mitigate the losses and enhance its future viability, as follows. AccuLase entered into a Master Technology Agreement with Baxter Healthcare Corporation (see Note 12) under which AccuLase has received $1,968,000 and will receive additional purchase commitments and future royalty payments. During 1998, the Company received proceeds of $1,150,000 through the issuance of convertible debentures, which were converted into 600,000 shares of the Company's common stock on December 31, 1998. The Company's board of directors authorized management to pursue the sale of certain assets of Laser Photonics, Inc.'s Florida operations and Laser Analytics, Inc., or consider the closure of their operations.

         Additionally, during March 1999, the Company issued convertible notes generating gross proceeds of approximately $2,300,000 to the Company. Also, the Company anticipates delivering certain lasers to Baxter under its agreement with them during the first quarter of 2000, which will generate additional cash of $350,000 to the Company. The Company also raised net proceeds of approximately $8,500,000 in the third quarter of 1999 from the sale of common stock. Finally, management expects to raise additional working capital through the issuance of debt and equity securities (See Note 13). Management believes that these actions will allow the Company to continue as a going concern.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       INVENTORIES:
         -----------

         Inventories are as follows:

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       1999            1998
                                                                                  --------------  --------------
                  Raw materials                                                   $     633,032   $     229,199
                  Work-in-progress                                                      557,440         249,144
                  Finished goods                                                              -               -
                                                                                  --------------  --------------
                                                                                      1,190,472         478,343
                  Allowance for obsolescence                                            (20,000)        (20,000)
                                                                                  --------------  --------------
                                                                                  $   1,170,472   $     458,343
                                                                                  ==============  ==============

5.       PROPERTY AND EQUIPMENT:
         ----------------------

         Property and equipment consists of the following:

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       1999            1998
                                                                                  --------------  --------------
                  Machinery and equipment                                         $      23,981   $      18,434
                  Furniture and fixtures                                                100,190          49,988
                  Leasehold improvements                                                 78,716          76,688
                                                                                  --------------  --------------
                                                                                        202,887         145,110
                  Accumulated depreciation and amortization                             (49,922)        (17,920)
                                                                                  --------------  --------------
                                                                                  $     152,965   $     127,190
                                                                                  ==============  ==============

         Depreciation expense amounted to $18,038, $60,615 and $171,777 in 1999, 1998 and 1997, respectively.

6.       OTHER ACCRUED LIABILITIES:
         -------------------------

         Other accrued liabilities consists of the following:

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       1999            1998
                                                                                  --------------  --------------
                  Accrued consulting fees                                         $     739,000   $     291,000
                  Accrued interest                                                      141,110         163,983
                  Accrued property taxes                                                 88,360         153,880
                  Accrued royalty                                                        64,282          62,020
                  Accrued warranty                                                       32,331          50,000
                  Customer deposits                                                      49,875             957
                  Accrued group insurance                                                99,222          55,173
                  Other accrued liabilities                                             158,488         107,931
                                                                                  --------------  --------------
                                                                                  $   1,372,668   $     884,944
                                                                                  ==============  ==============

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       CONVERTIBLE NOTES PAYABLE:
         -------------------------

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

         The Unit Warrants are exercisable into an initial 297,500 shares of Common Stock at any time until March 31, 2004. The balance of the Unit Warrants are exercisable into an additional 297,500 shares of Common Stock (the "Contingent Shares") if the Unit holder voluntarily converts at least a portion of the principal amount of the Subordinated Note that make up a portion of the Unit into shares of Common Stock. Since the notes were voluntarily converted on August 2, 1999, the Contingent warrants are fully vested and exercisable into an additional 297,500 shares of Common Stock. The exercise price of the Unit Warrants is $2.00 per share of Common Stock. The Unit Warrants provide that they may be adjusted in the event that the Company issues shares of Common Stock for consideration of less than $2.00 per share. In such event, the per share exercise price of the Unit Warrants will be adjusted to the issue price of such additionally issued shares of Common Stock.

         Gross proceeds from the sale of the securities were $2,380,000. Since, the convertible debt and the warrants have similar terms and the same in-the-money value, the fair values were assumed to be the same and the proceeds were allocated on a pro rata basis. Of the proceeds, $396,667 was allocated to the warrants. The market price of the Company's common stock on the commitment date was $2.75 per share, resulting in a beneficial conversion of $0.75 per share. The aggregate amount of the beneficial conversion was $1,115,625. The discount on the notes related to the beneficial conversion and warrants was charged to interest expense on the date of issuance since they were immediately convertible.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       NOTES PAYABLE AND LONG-TERM DEBT:
         --------------------------------

         Notes payable and long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       1999            1998
                                                                                  --------------  --------------
         Notes payable - unsecured creditors, interest at prime rate, quarterly interest only payments beginning October 1, 1995,
         principal due October 1, 1999, unsecured.                                $           -   $     282,559

         Notes payable - unsecured creditors, interest at prime rate, quarterly interest only payments beginning October 1, 1995,
         principal due October 1, 1999, unsecured. Payments past due.                   165,298         165,298

         Note payable - creditor, interest at 10%, monthly interest only payments through May 5, 1997, thereafter monthly
         interest and principal payments of $6,384 through May 1999,
         unsecured. Payments past due.                                                  127,860         127,860

         Note payable - U.S. Treasury, interest at 9%, payable in monthly
         principal and interest installments through July 2000, unsecured.               14,873          58,554

         Notes payable - various creditors, interest at 9%, payable in various monthly principal and interest installments through July
         2000, unsecured. Payments past due.                                             10,101          85,250

         Note payable - creditor, interest at 9%, payable in monthly principal and interest installments of $1,258 through January 2001,
         collateralized by personal property of the Company.                             16,670          28,813

         Note payable - lessor, interest at 10%, payable in monthly principal and interest installments of $1,775 through December 31, 2002,
         unsecured.                                                                      55,021          70,000

         Note payable - creditor, interest at 13.5%, payable in monthly principal and interest installments of $1,552 through May 2000.
                                                                                          7,507               -
                                                                                  --------------  --------------
                                                                                        397,330         818,334
         Less current maturities                                                       (353,710)       (748,441)
                                                                                  --------------  --------------
                                                                                  $      43,620   $      69,893
                                                                                  ==============  ==============

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The prime rate of interest as of December 31, 1999, 1998 and 1997 was 8.50%, 7.75% and 8.50%, respectively.

         As a result of the past due payments on some of the notes listed above, the notes are callable at the option of the holder. Therefore, these notes have been classified as current. Aggregate maturities required on notes payable and long-term debt at December 31, 1999 are due in future years as follows:

                  2000                                            $     353,710
                  2001                                                   23,426
                  2002                                                   20,194
                                                                  --------------
                                                                  $     397,330
                                                                  ==============

9.       STOCKHOLDERS' EQUITY:
         --------------------

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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In October 1997, the Company's board of directors authorized the sale of 1,500,000 shares of common stock at $4.00 per share through an investment banker ("the investment banker") pursuant to Regulation D under the Securities Act of 1933. Each share issued had attached a share purchase warrant to purchase a share of common stock for each two shares purchased in the offering for a period of five years at $4.00 per share. In the event these warrants are exercised, then the Company must issue the investment banker one additional warrant for every ten warrants exercised, exercisable for a period of five years at an exercise price equal to the average closing bid price for the common stock for the ten trading days preceding the date of exercise. As of December 31, 1997, the Company sold 1,500,000 shares of common stock for $6,000,000. In connection with this sale, the Company granted the investment banker warrants to purchase 150,000 at $4.00 per share for a period of five years. The warrants provide that they may be adjusted in the event that the Company issues shares of common stock for consideration of less than $4.00 per share. In such event, the per share exercise price will be adjusted to the issue price of such additionally issued shares of common stock. In December 1998, the Company issued shares of its common stock at $1.50 per share. The effect of such issuance was to reduce the exercise price of these 900,000 warrants to $1.50 per share.

         In April 1998, the Company issued 20,000 shares of common stock in exchange for legal services of $20,000.

         In April 1998, the Board granted options to purchase 390,000 shares of common stock to certain officers and directors of the Company. The options are exercisable at $2.88 per share, which was the market price on the date of grant. The options were fully vested at December 31, 1998 and expire in April 2003.

         During July and August 1998, the Company arranged to have AccuLase, issue $1,000,000 of 10% convertible promissory notes to various investors. The convertible notes were guaranteed by the Company. Interest was payable annually in cash or in the Company's common stock at the Company's option. The entire principal was due and payable in one payment on or before December 31, 1998. The holders of the convertible notes may convert any or all outstanding balances into the Company's common stock at a conversion price of $2.00 per share at any time. The market price of the Company's common stock on the date the convertible notes were issued was $2.59 per share. The Company recorded $296,875 as a deferred financing cost, which was recorded as expense in 1998. All balances outstanding as of the maturity date of the convertible notes, if not paid, automatically convert into shares of the Company's common stock at a conversion price of $2.00 per share.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The holders of convertible notes converted the notes into 500,000 shares. During 1999, 37,443 shares were issued in exchange for accrued but unpaid interest.

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

         In March 1999, the Company granted options to purchase 150,000 shares of common stock to a director of the Company. The options are exercisable at $3.00 per share, which was the market price on the date of grant. The options were fully vested at December 31, 1999 and expire in March 2004.

         In April 1999, the Company issued options to purchase 50,000 shares of common stock to a non-executive employee of the Company. The options are exercisable at $3.19 per share. The options vest ratably over a period of five years. As of December 31, 1999, 12,500 options had vested. The Company has recognized $11,875 in compensation expense related to these options for the year ended December 31, 1999.

         In April 1999, the Company issued options to purchase 100,000 shares of common stock to two outside directors of the Company. The options are exercisable at $4.75, which was the market price on the date of grant. The options were fully vested at December 31, 1999 and expire in April 2004.

         In May 1999, the Company issued 250,000 options to purchase shares of common stock at an exercise price of $5.16 per share. The options vest as follows: 100,000 vest immediately and the remaining 150,000 vest over a three year period and are contingent upon receiving certain FDA approvals. Compensation expense of $299,650 was recorded during May 1999 as required under FASB 123.

         In May 1999, the Company issued warrants to purchase 174,000 shares of common stock to Healthworld for various marketing services. The warrants are exercisable at $4.69 per share. The options vest ratably over a twelve month period. At December 31, 1999 101,500 warrants were vested. Compensation expense of $278,722 was recorded as required under FASB123.

         On August 9, 1999, the Company completed an offering of 2,068,972 shares of common stock at a price of $4.50 per share for gross proceeds of $9,310,374. In connection with the offering, the Company paid a commission to Pennsylvania Merchant Group (PMG) of 8% of the gross proceeds raised plus $25,000 for expenses. In addition, for each $1,000,000 of gross proceeds, PMG received a warrant to purchase 10,000 shares of common stock at $4.50 per share. The warrants issued to PMG are being treated as offering costs of the private placement. As a result, there has been no value assigned to the warrants as the amount would be charged against the gross proceeds of the offering and would have no effect on equity.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In August 1999, the Company issued options to purchase 180,000 shares of common stock to an officer of the Company. The options are exercisable at $5.25 per share, which was the market price on the date of grant. At December 31, 1999, 100,000 options are vested and the remaining 80,000 vest monthly over a two year period. The options expire in August 2004.

         In November and December 1999, the Board issued options to purchase 1,100,000 shares of common stock to two officers and one director of the Company. The options are exercisable at prices ranging from $4.63 to $5.94. The exercise prices represented the fair market value of the Company's common stock on the date of grant. At December 31, 1999, 366,667 options were vested and the remaining 733,333 vest over a two year period. The options expire in November and December 2004.

         During 1999, the Company granted options to purchase 95,000 shares of common stock to outside directors of the Company. The options are exercisable at $2.81 per share. The options were fully vested at December 31, 1999 and expire in 2004. The Company has recognized $66,251 in compensation expense related to these options for the year ended December 31, 1999.

         During 1999, the Board issued options to purchase 32,230 shares of common stock to legal counsel as payment for legal services rendered. The options are exercisable at prices ranging from $1.50 to $5.10. The exercise prices represent 85% of the trading price of the Company's common stock on the last day of the month in respect of which the options were granted. The Company has recognized compensation expense of $90,804 during 1999 as required by FASB123.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of option transactions during 1997, 1998, and 1999 under the Plan follows:

                                                                                                     WEIGHTED
                                                                                     NUMBER OF       AVERAGE
                                                                                      SHARES      EXERCISE PRICE
                                                                                  --------------  --------------
         Outstanding at January 1, 1997                                                 397,500   $        1.66
              Granted                                                                         -               -
              Expired/canceled                                                          (62,500)           2.50
                                                                                  --------------  --------------
         Outstanding at December 31, 1997                                               335,000            1.50
              Granted                                                                         -               -
              Expired/canceled                                                                -               -
                                                                                  --------------  --------------
         Outstanding at December 31, 1998                                               335,000            1.50
              Granted                                                                         -               -
              Expired/canceled                                                                -               -
                                                                                  --------------  --------------
         Outstanding at December 31, 1999                                               335,000   $        1.50
                                                                                  ==============  ==============

         At December 31, 1999, all plan options to purchase shares were exercisable at $1.50 per share.

         If not previously exercised, the outstanding plan options will expire as follows:

                                                                                                     WEIGHTED
                                                                                     NUMBER OF       AVERAGE
              YEAR ENDED DECEMBER 31,                                                 SHARES      EXERCISE PRICE
              -----------------------                                             --------------  --------------
                       2006                                                             335,000   $        1.50
                                                                                  --------------  --------------

                                                                                        335,000   $        1.50
                                                                                  ==============  ==============

         A summary of non-plan option transactions during 1997, 1998, and 1999 follows:

                                                                                                     WEIGHTED
                                                                                     NUMBER OF       AVERAGE
                                                                                      SHARES      EXERCISE PRICE
                                                                                  --------------  --------------
         Outstanding at January 1, 1997                                                  10,000   $        1.05
              Granted                                                                   690,399            0.86
              Expired/canceled                                                                -               -
                                                                                  --------------  --------------
         Outstanding at December 31, 1997                                               700,399            0.87
              Granted                                                                   390,000            2.88
              Expired/canceled                                                                -               -
                                                                                  --------------  --------------
         Outstanding at December 31, 1998                                             1,090,399            1.59
              Granted                                                                 1,957,230            4.70
              Expired/canceled                                                                -               -
                                                                                  --------------  --------------
         Outstanding at December 31, 1999                                             3,047,629   $        3.59
                                                                                  ==============  ==============

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At December 31, 1999, all non-plan options to purchase shares were exercisable at prices ranging from $0.50 to $5.94.

         If not previously exercised the outstanding non-plan options will expire as follows:

                                                                                                     WEIGHTED
                                                                                     NUMBER OF       AVERAGE
              YEAR ENDED DECEMBER 31,                                                 SHARES      EXERCISE PRICE
              -----------------------                                             --------------  --------------
                       2002                                                             570,399   $        0.87
                       2003                                                             390,000            2.88
                       2004                                                           2,045,000            4.50
                       2006                                                              10,000            1.50
                       2009                                                              32,230            2.82
                                                                                  --------------  --------------

                                                                                      3,047,629   $        3.59
                                                                                  ==============  ==============

         As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1999, 1998 and 1997 consistent with the provisions of FASB123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                                                                                   DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
                  Net loss                                        $ (11,989,030)  $  (6,784,686)  $  (2,965,259)
                                                                  ==============  ==============  ==============
                  Net loss per share                              $       (1.07)  $       (0.73)  $       (0.45)
                                                                  ==============  ==============  ==============

         The fair value of each option is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted average fair value of the options granted during 1999, 1998 and 1997 was $2.53, $1.97 and $1.75, respectively. The following assumptions were used for grants in 1999; risk-free interest rate equal to the yield on government bonds and notes with a maturity equal to the expected life for the month the options were granted; expected lives of two years; dividend yield of 0%; and expected volatility of 98%. The following assumptions were used for grants in 1998; risk-free interest rate of 5.6%; expected lives of two years; dividend yield of 0%; and expected volatility of 137%. The following assumptions were used for grants in 1997: risk-free interest rate equal to the yield on government bonds and notes with a maturity equal to the expected life for the month the options were granted; expected lives of two years; dividend yield of 0%, and expected volatility of 134%.

         AccuLase has reserved 800,000 shares of its common stock for issuance under a noncompensatory employee stock option plan. Options are exercisable over a period of up to ten years from the date of grant. During 1992, 28,500 options were granted at an exercise price of $2.80 per share. In 1995, options for 14,500 were canceled. At December 31, 1999, the remaining 14,000 options are exercisable.

         In January and February 2000, the Company issued stock options to purchase 345,000 shares of common stock at exercise prices ranging from $8.00 to $17.75.

         On March 16, 2000, the Company completed a private offering of 1,409,092 shares of its common stock at $11.00 per share for gross proceeds of approximately $15,500,000. In connection with the offering, the Company paid a commission to ING Baring of $930,000.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      INCOME TAXES:
         ------------

         Income tax expense (benefit) is comprised of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
         CURRENT
              Federal                                             $           -   $           -   $           -
              State                                                       4,382           3,300           3,900
                                                                  --------------  --------------  --------------
                                                                          4,382           3,300           3,900
                                                                  --------------  --------------  --------------

         DEFERRED
              Federal                                                         -               -               -
              State                                                           -               -               -
                                                                  --------------  --------------  --------------
                                                                              -               -               -
                                                                  --------------  --------------  --------------
         INCOME TAX EXPENSE                                       $       4,382   $       3,300   $       3,900
                                                                  ==============  ==============  ==============

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       1999            1998
                                                                                  --------------  --------------
         Current deferred tax assets:
              Accounts receivable, principally due to allowances
                  for doubtful accounts                                           $      32,000   $      27,000
              Compensated absences, principally due to accrual
                  for financial reporting purposes                                       22,000          21,000
              Warranty reserve, principally due to accrual for
                  financial reporting purposes                                           13,000          19,000
              Inventory obsolescence reserve                                            457,000         409,000
              Stock option compensation                                               1,080,000         769,000
              Accrued expenses                                                           48,000          63,000
              UNICAP                                                                     35,000          34,000
                                                                                  --------------  --------------
                                                                                      1,687,000       1,342,000
              Less valuation allowance                                               (1,687,000)     (1,342,000)
                                                                                  --------------  --------------
                  Net current deferred tax assets                                 $           -   $           -
                                                                                  ==============  ==============

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       1999            1998
                                                                                  --------------  --------------
         Noncurrent deferred tax assets:
              Tax credit carryforwards                                            $     413,000   $     334,000
              Net operating loss carryforwards                                        9,727,000       6,534,000
              Depreciation and amortization                                             144,000         101,000
              Capitalized research and development costs                                351,000         339,000
                                                                                  --------------  --------------
                                                                                     10,635,000       7,308,000
              Less valuation allowance                                              (10,635,000)     (7,308,000)
                                                                                  --------------  --------------
                  Net noncurrent deferred tax assets                              $           -   $           -
                                                                                  ==============  ==============

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $24,197,000, which expire in various years through 2019. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of the Companies.

         Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1999            1998            1997
                                                                  --------------  --------------  --------------
         Total expense (benefit) computed by
              applying the U.S. statutory rate                           (34.0%)         (34.0%)         (34.0%)
         Nondeductible interest                                           20.5               -               -
         Permanent differences                                             0.4            14.6            25.7
         State income taxes                                                  -               -             0.2
         Effect of valuation allowance                                    13.1            19.4             8.3
                                                                  --------------  --------------  --------------
                                                                             -%              -%            0.2%
                                                                  ==============  ==============  ==============

11.      RELATED PARTY TRANSACTIONS:
         --------------------------

         During April 1997, Helionetics filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. As a result, the Company wrote off its $662,775 receivable from Helionetics as of December 31, 1996.

         The Company also advanced $48,000 to Helionetics during 1997, which was subsequently written off.

         The Company has agreed to pay commissions to an officer of the Company for efforts in securing the Baxter Agreement (See Note 12). In 1998, the Company recognized $72,000 of commission expense related to this agreement. In addition, the Company has received advances from the officer for operating expenditures. At December 31, 1998, the amounts

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         due to the officer were $136,002. All amounts due were paid during the year ended December 31, 1999.

         At December 31, 1998, the Company had $54,600 due from an officer of the Company for advances made. During 1999, in lieu of repayment, the advances were recognized as compensation.

12.      COMMITMENTS AND CONTINGENCIES:
         -----------------------------

         LEASES - The Company leases its facility in the Orlando, Florida area under a month-to-month operating lease, which requires monthly payments of $11,000. AccuLase leases its facility under a non-cancelable operating lease, which expires during 2003. The Company's other subsidiary leases its facility under a non-cancelable operating lease, which expires during 2001. Rental expense for these leases amounted to $319,897, $298,287 and $346,260 for the years ended December 31, 1999,
         1998 and 1997, respectively. The future annual minimum payments under the non-cancelable leases are as follows:

               YEAR ENDED DECEMBER 31,
               -----------------------
                        2000                                      $     170,000
                        2001                                            170,000
                        2002                                             97,000
                        2003                                             64,000
                                                                  --------------
               Minimum lease payments                             $     501,000
                                                                  ==============


         LITIGATION - On April 21, 1998, City National Bank of Florida, Trustee ("Landlord") filed suit against the Company for unpaid rent for the Company's facility in Orlando. City National Bank of Florida, Trustee received a final judgment as of January 4, 1999 of approximately $695,000, with interest thereafter until paid at the rate of 18% per annum. As of December 31, 1999, the Company has accrued for the judgement. (Additionally, see Note 13.)

         On November 19, 1999, the Company's Board of Directors voted to terminate Raymond A. Hartman as an officer and employee and Sandra Hartman, the wife of Raymond Hartman, as an employee of the Company and of all subsidiaries of the Company. In addition, the Board of Directors of AccuLase terminated Raymond Hartman as an officer and employee and Sandra Hartman as an employee of AccuLase. Finally, the shareholders of AccuLase removed Raymond Hartman as a director of AccuLase. Prior to the terminations, both Mr. and Ms. Hartman were offered a severance benefit package under which they would tender resignations in lieu of the terminations, and enter into part-time consulting agreements. Raymond Hartman's proposed agreement provided for the payment over two years of a fee equal to 125% of his most recent annual salary. Sandra Hartman's proposed agreement provided for the payment over six months of a fee equal to 75% of her most recent semi-annual salary. The Hartmans declined this offer and, through counsel, alleged wrongful termination by the Company and have threatened legal action. The Company hopes that this matter can be amicably resolved, although no assurances to that effect can be given. If settlement is not reached and litigation is commenced by the Hartmans, the Company will vigorously defend this matter. Since no proceeding has been initiated and no discovery has taken place, all relevant factors which may affect

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         the outcome are not known to the Company, and the Company cannot evaluate the likelihood of a favorable or unfavorable outcome, or to estimate the amount or range of possible gain or loss.

         LITIGATION BETWEEN BAXTER AND SPECTRANETICS - On August 6, 1999, Baxter filed suit against The Spectranetics Corporation in the United States District Court for the District of Delaware, entitled BAXTER HEALTHCARE CORPORATION, LASERSIGHT PATENT, INC. AND ACCULASE, INC. v. THE SPECTRANETICS CORPORATION, Civil Action No. 99-512 RRM. On November 12, 1999, Acculase moved to become a co-plaintiff with Baxter. The Second Amended Complaint ("Complaint"), dated December 17, 1999, alleges claims for patent infringement against defendant The Spectranetics Corporation ("Spectranetics"). Specifically, the First Cause of Action of the Complaint alleges that Acculase is the owner of United States Patent Number 4,891,818 (the "818 patent") and that Baxter holds an exclusive license to the 818 patent in the field of cardiovascular and vascular applications. It further alleges that Spectranetics manufactures, distributes and sells excimer lasers and related products, including the Spectranetics CVX-300 excimer laser system, that infringe the 818 patent in the field in which Baxter holds an exclusive license. It seeks an injunction against such infringement, damages in an amount to be proven at trial, enhanced damages for willful infringement, attorneys' fees based upon a finding that this is an "extraordinary case" and costs. The Second and Third Causes of Action of the Complaint claim infringement of other patents and do not involve Acculase.

         On January 5, 2000, Spectranetics filed an Answer and Counterclaims in the United States District Court for the District of Delaware, admitting issuance of the 818 patent and that Spectranetics manufacturers, distributes and sells the Spectranetics CVX-300 excimer laser system, but denies that it infringes the 818 patent. The Answer also raises affirmative defenses. Only the First Claim of the Counterclaim for declaratory judgment of invalidity, unenforceability and non-infringement of the 818 patent is directed against Acculase. It alleges that this is an "exceptional case" supporting an award of reasonable attorneys' fees, costs and expenses in favor of Spectranetics. The other patents, which are the subject of the Second and Third Causes of Action of the Complaint, are also the subject of the First Claim of the Counterclaim and do not include Acculase. The Counterclaim includes other claims for antitrust violations, interference with existing economic relationships, interference with prospective economic advantage and misappropriation and misuse of confidential information, which are directed against Baxter. A responsive pleading to the Counterclaim has not yet been filed. Baxter is bearing the legal fees and costs associated with this action. Acculase bears no responsibility therefore.

         DISPUTE WITH LASER ANALYTICS, INC., A TEXAS CORPORATION - The Company has received a claim for approximately $232,000, plus interest, from Laser Analytics, Inc., a Texas corporation ("LAI-Texas"). As of January 4, 1999, the Company and Laser Analytics, Inc., a Massachusetts corporation, a wholly-owned subsidiary of the Company, entered into an agreement with LAI-Texas, pursuant to which LAI-Texas agreed to purchase certain of the assets of the Company associated with the Company's business operations in Orlando, Florida and Wilmington, Massachusetts. The principal of LAI-Texas managed these business operations pending the closing. LAI-Texas failed to close the transaction and the Company resumed management of these business operations. LAI-Texas claims that during this period, the Company's operations required cash and that LAI-Texas loaned over $232,000 to the Company to support these business operations. The Company is in the process of investigating LAI-Texas' claim and the Company's rights with respect to the manner in which the operations were managed by the principal of LAI-Texas, and LAI-Texas' failure to close pursuant to the

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         agreement. Since the Company does not know all relevant factors, which may affect the outcome, at this time, the Company is unable to evaluate the likelihood of a favorable outcome, and the Company is currently unable to estimate the amount or range of possible gain or loss.

         CSC HEALTHCARE - In November 1998 the Company entered into a consulting agreement with CSC Healthcare ("CSC") to assist the Company in its commercialization efforts of its Excimer technologies. For the year ended December 31, 1998, the Company incurred expense with CSC of $157,600 for services under the agreement and $73,500 for expenses. At December 31, 1998, these amounts were accrued. For the year ended December 31, 1999, the Company incurred expense with CSC of approximately $790,000. Included in this amount is consideration of $157,600 since the Company raised more than $6,000,000 in subsequent financing. At December 31, 1999, approximately $700,000 was accrued.

         On or about December 13, 1999, CSC Healthcare, Inc. ("CSC") filed a Complaint against the Company alleging the failure to pay for professional services allegedly performed by CSC, plus expenses, and seeking compensatory damages of $1,520,246, interest, attorneys' fees and costs of suit. The Company's Chairman of the Board of Directors was formerly a Vice-President of CSC. The Company has paid substantial sums to CSC for services and expenses and believes that the amount claimed by CSC in the Complaint to be substantially overstated. (Additionally, see Note 13.)

         The Company is involved in certain other legal actions and claims arising in the ordinary course of business. The lawsuits are in the discovery stage. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on the Company's financial position or results of operations.

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

         2.       In exchange Baxter agreed to:

                  a) Pay AccuLase $700,000 in cash at closing, agreed to pay AccuLase an additional $250,000 in cash three months after closing, and agreed to pay an additional $600,000 upon delivery of the first two commercial excimer lasers. The Company was recognizing the amount receivable from Baxter on the percent complete method as costs were incurred. As of March 31, 1999, the Company had fulfilled its commitment for the development of the demonstration lasers and the revenues under this section of the Agreement have been fully recognized.

                  b) To pay AccuLase a royalty equal to 10% of the "End User Price" for each disposable product sold, or if the laser equipment is sold on a per treatment basis, the "imputed" average sale price based on "non" per

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           procedure sales. Royalty revenues will be recognized as Baxter begins selling product covered by the agreement and the Company is entitled to receipt of the royalties.

                  c) To purchase from AccuLase excimer laser systems for cardiovascular and vascular disease. Revenues for the sale of excimer laser systems will be recognized upon shipment by the Company.

                  d) To fund the total cost of obtaining regulatory approvals world-wide for the use of the AccuLase laser and delivery systems for the treatment of cardiovascular and vascular disease. Baxter has funded a portion of the cost of obtaining regulatory approvals world-wide. The Company has recognized revenue under this provision as reimbursable costs have been incurred.

                  e) To fund all sales and marketing costs related to the cardiovascular and vascular business. The Company does not anticipate any revenues. The costs of sales and marketing the excimer lasers will be incurred and expensed by Baxter in the generation of its revenue from the sale of the excimer products. The Company will receive its compensation through the royalty revenues provided under 2 (b) above.

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

         5. AccuLase has granted Baxter a security interest in all of its patents to secure performance under the Baxter Agreement. The agreement expires upon the expiration of the last to expire license patent; however, Baxter may terminate the agreement at any time.

         Revenues recognized on the Baxter Agreement for the years ended December 31, 1999, 1998 and 1997 were $93,906, $769,000, and $855,000 respectively, and represented 8%, 33%, and 22% respectively, of total revenues.

         LICENSE AGREEMENT WITH BAXTER AND LASER SIGHT - On September 23, 1997, Baxter purchased from a third party patent rights to related patents for the use of an excimer laser to oblate tissue in vascular and cardiovascular applications for $4,000,000. The oblation technology underlying the patents has been successfully used in other applications for many years. In December 1997, the Company acquired a license to the patent rights from Baxter entitling the Company to sell an excimer laser and related products for use in cardiovascular procedures. A prepaid license fee was recorded on the Company's books based on the $4,000,000 cash payment made by the Company to Baxter to acquire the license.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         LICENSE AGREEMENT WITH GENERAL HOSPITAL - On November 26, 1997, the Company entered into a license agreement with The General Hospital Corporation ("General") whereby General grants the Company an exclusive, worldwide, royalty-bearing license pertaining to Phototherapy Methods and Systems. The license entitles the Company to commercially develop, manufacture, use and distribute products using the Phototherapy Methods and Systems. In consideration for the use of the license, the Company has agreed to pay General $12,500 for costs incurred prior to the effective date of the agreement, $25,000 upon execution of the agreement, $50,000 upon issuance by the U.S. Patent and Trademark Office of any Patent right, and $50,000 upon approval by the U.S. Food and Drug Administration of the First NDA 510(k), PMA or PMA Supplement. The Company has agreed to pay royalties of 4% of the net sales price on products that are covered by a valid claim of any patent right licensed exclusively to the Company, 2% of net sales price on products covered by a valid claim of any patent right licensed non-exclusively to the Company, 1% of net sales of products on which no royalty is payable for the next ten years following the first commercial sale and 25% of all non-royalty income. To date, payments under the agreement have been expensed. The remaining payments under the agreement will be evaluated when due to determine if the payments should be capitalized as acquired license agreements. This determination will be dependent on evaluation of technological feasibility at that time.

         CLINICAL TRIAL AGREEMENT WITH MASSACHUSETTS GENERAL HOSPITAL - On March 17, 1998, the Company entered into a clinical trial agreement with Massachusetts General Hospital. The Company has agreed to support the clinical trials with a research grant of approximately $160,000, payable $50,000 upon execution of the agreement, $60,000 upon collection of final data from the study (which was completed in December 1998) and $50,000 upon delivery of the final report to serve as the basis for a 510 (k) submission to the FDA. At December 31, 1998, $60,000 was accrued and payable under the agreement. During 1999, the study was completed and all amounts under the agreement were paid.

         On July 27, 1999, the Company entered into three clinical trial agreements with Massachusetts General Hospital. The Company has agreed to support the clinical trials with research grants of approximately $453,000, payable $273,000 upon execution of the agreement, $67,000 upon collection of final data from the study, and $113,000 upon completion of the study and delivery of the final report. As of December 31, 1999, the Company had paid $288,000.

         On November 15, 1999, the Company entered a separate clinical trial agreement with Massachusetts General Hospital. The Company has agreed to support the clinical trial with a research grant of approximately $48,000, payable $24,000 upon execution of the agreement, $12,000 upon collection of final data from the study, and $12,000 upon completion of the study and delivery of the final report. As of December 31, 1999, the Company has accrued $24,000 for the initial payment.

         MARKETING AGREEMENT WITH HEALTHWORLD CORPORATION - In May 1999, the Company entered in an agreement with Healthworld Corporation ("Healthworld"), of which Steven Girgenti, a director of the Company, is Chairman and Chief Executive Officer, for provision of various services relating to the marketing of the Company's products for a monthly fee of $40,000, plus reimbursement of expenses and payment of a 15% commission on advertising purchases. Services beyond those budgeted

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         by the parties are to cost $104 per person hour, which is generally less then the normal hourly rate charged by Healthworld for such services. In lieu of a higher hourly rate, the Company on May 11, 1999 issued to Healthworld warrants to purchase 174,000 shares of the Company's Common Stock at an exercise price of $4.69 per share. These Warrants have a term of ten years and vest to the extent of 14,500 shares of Common Stock on the eleventh day of each month, beginning June 11, 1999. The warrants have been valued at fair value as determined using the Black-Scholes model. The Company has recognized compensation expense of $278,722 during 1999 as required by FASB123. Under a separate agreement, Healthworld provides: (i) two full-time managed-care specialists to make calls on potential customers for a period of seven months at a cost of $30,000 per month; (ii) 20 full-time sale representatives to market among dermatologists for a period of four months at a cost of $125,000 per month; and (iii) certain general management services for a period of seven months at $10,000 per month. Under separate agreements, Healthworld will provide certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). For the year ended December 31, 1999, the Company incurred expense with Healthworld of approximately $750,000 under these agreements. At December 31, 1999, $450,000 was accrued and payable under the agreements.

         EMPLOYMENT AGREEMENTS - In November and December 1999, the Company entered into two three -year employment agreements with a combined base salary of $465,000 per year, as well as severance payments upon termination.

         PROPOSED SALE OF ASSETS - In December 1998, the Company entered into a letter of intent with a third party to sell certain assets of its non-excimer laser business operations, subject to the assumption of certain liabilities. At December 31, 1998, the net assets attributed to this transaction were classified in the consolidated balance sheet as assets held for sale. The closing of the sale was delayed due to difficulties experienced by the Buyer in finding financing to complete the purchase. In January 2000, this transaction was abandoned and the Company began pursuing other alternatives. The Company is currently negotiating two separate agreements to sell certain assets of its non-excimer laser business operations for a purchase price of $588,000 and the assumption of certain liabilities. At December 31, 1999 and 1998, the assets and liabilities attributable to the new transactions have been classified in the consolidated balance sheet as assets held for sale. The amounts are stated at their carrying amounts, which are less than their fair value as estimated, based on the expected proceeds from the proposed sale. The amounts included in the financial statements at December 31, 1999 and 1998 consists of the following:

                                                                                            DECEMBER 31,
                                                                                  ------------------------------
                                                                                       1999            1998
                                                                                  --------------  --------------
              ASSETS:
                  Inventories                                                     $     428,415   $     452,761
                  Prepaid expenses and other assets                                      19,800          21,355
                  Property and equipment, net                                           139,785         139,785
                                                                                  --------------  --------------
              ASSETS HELD FOR SALE                                                $     588,000   $     613,901
                                                                                  ==============  ==============

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Revenues of the related operations were $1,110,000, $1,580,000 and $2,960,000 for 1999, 1998 and 1997, respectively. Loss from the related operations was $1,235,000, $996,000 and $647,000 in 1999, 1998 and
         1997, respectively.

         ING BARINGS LLC - On February 2, 2000, the company entered into a financial advisory and investment banking services agreement with ING Barings LLC ("ING Barings") whereby ING Barings will use its best efforts to complete a financing or series of financings in an amount of up to $20,000,000. As compensation for such services, ING Barings will receive a cash placement fee equal to 6% of the gross proceeds raised from the sale of securities and out-of-pocket expenses.

13.      SUBSEQUENT EVENTS (Unaudited):
         -----------------------------

         Subsequent to March 16, 2000, the Company paid $950,000 to the landlord for its Florida facility and $700,000 to CSC Healthcare, Inc., to settle certain disputes between the Company and such other parties. At December 31, 1999, such amounts had been accrued in the accompanying consolidated financial statements.

         In March 2000, the Company settled certain notes payable recorded at approximately $410,000 for approximately $133,000, resulting in a gain from extinguishment of approximately $277,000.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS
                                                      BALANCE AT           CHARGED TO                                BALANCE AT
                                                       BEGINNING           COSTS AND                                   END OF
                    CLASSIFICATION                     OF PERIOD            EXPENSES            DEDUCTIONS             PERIOD
                ----------------------             -----------------    -----------------    -----------------    -----------------
For the year ended December 31, 1999:
     Accumulated amortization - patent costs       $         32,318     $          8,353     $              -     $         40,671
                                                   =================    =================    =================    =================
     Accumulated amortization - prepaid license
         fee                                       $        541,667     $        500,000     $              -     $      1,041,667
                                                   =================    =================    =================    =================
     Accumulated amortization - excess of cost
         over net assets of acquired companies     $      1,862,296     $        476,273     $              -     $      2,338,569
                                                   =================    =================    =================    =================
     Allowance for doubtful accounts               $         68,000     $         15,000     $              -     $         83,000
                                                   =================    =================    =================    =================
     Allowance for inventory obsolescence          $      1,059,300     $        104,311     $              -     $      1,163,611
                                                   =================    =================    =================    =================

For the year ended December 31, 1998:
     Accumulated amortization - patent costs       $         23,965     $          8,353     $              -     $         32,318
                                                   =================    =================    =================    =================
     Accumulated amortization - prepaid license
         fee                                       $         41,667     $        500,000     $              -     $        541,667
                                                   =================    =================    =================    =================
     Accumulated amortization - excess of cost
         over net assets of acquired companies     $      1,342,614     $        519,682     $              -     $      1,862,296
                                                   =================    =================    =================    =================
         Allowance for doubtful accounts           $         75,000     $              -     $          7,000     $         68,000
                                                   =================    =================    =================    =================
     Allowance for inventory obsolescence          $        819,524     $        239,776     $              -     $      1,059,300
                                                   =================    =================    =================    =================

For the year ended December 31, 1997:
     Accumulated amortization - patent costs       $         15,612     $          8,353     $              -     $         23,965
                                                   =================    =================    =================    =================
     Accumulated amortization - prepaid license
         fee                                       $              -     $         41,667     $              -     $         41,667
                                                   =================    =================    =================    =================
     Accumulated amortization - excess of cost
         over net assets of acquired companies     $        822,830     $        519,784     $              -     $      1,342,614
                                                   =================    =================    =================    =================
     Allowance for doubtful accounts               $        100,000     $              -     $         25,000     $         75,000
                                                   =================    =================    =================    =================
     Allowance for inventory obsolescence          $        996,299     $              -     $        176,775     $        819,524
                                                   =================    =================    =================    =================