Form 10-Q
period 2000-03-31
LASER PHOTONICS INC
filed 2000-05-15
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark One)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

          OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         -------------     -------------


                         Commission file number: 0-11635



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



       Five Radnor Corporate Center, Suite 470, Radnor, Pennsylvania 19087
       -------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (610) 971-9292
                                 --------------
              (Registrant's telephone number, including area code)


                  2431 Impala Drive, Carlsbad, California 92008
                  ---------------------------------------------
                       (Former address since last report)



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

The number of shares outstanding of the issuer's Common Stock as of May 15, 2000, was 15,345,323 shares.

PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS


                                    LASER PHOTONICS, INC. AND SUBSIDIARIES
                                    --------------------------------------

                                          CONSOLIDATED BALANCE SHEETS
                                          ---------------------------
                                                  (Unaudited)
                                                  -----------

                                                                                     March 31,     December 31,
                                ASSETS                                                  2000           1999
                                ------                                             -------------   -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $ 14,855,602    $  4,535,557
    Inventories                                                                       1,238,788       1,170,472
    Prepaid expenses and other current assets                                           117,946          34,685
                                                                                   -------------   -------------
           Total current assets                                                      16,212,336       5,740,714

PROPERTY AND EQUIPMENT, net                                                             201,486         152,965

PATENT COSTS, net of accumulated amortization of $42,759
    and $40,671                                                                          42,039          44,127

LICENSE FEE, net of accumulated amortization of
    $1,166,667 and $1,041,667                                                         2,833,333       2,958,333

OTHER ASSETS                                                                            127,447          45,346

NET ASSETS OF DISCONTINUED OPERATIONS                                                   538,668         764,179
                                                                                   -------------   -------------
                                                                                   $ 19,955,309    $  9,705,664
                                                                                   =============   =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
    Current portion of notes payable and long term debt                            $     95,844    $    353,710
    Accounts payable                                                                  1,033,558       2,034,371
    Accrued payroll and related expenses                                                140,879         376,967
    Other accrued liabilities                                                           463,977       1,372,668
    Deferred revenues                                                                   250,000         250,000
                                                                                   -------------   -------------
           Total current liabilities                                                  1,984,258       4,387,716
                                                                                   -------------   -------------

NOTES PAYABLE AND LONG TERM DEBT                                                         34,087          43,620
                                                                                   -------------   -------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 25,000,000 shares authorized,
        15,112,804 and 13,267,918 shares issued and outstanding as
        of March 31, 2000 and December 31, 1999, respectively                           151,128         132,679
    Additional paid in capital                                                       46,513,064      30,759,186
    Accumulated deficit                                                             (28,727,228)    (25,617,537)
                                                                                   -------------   -------------
           Total stockholders' equity                                                17,936,964       5,274,328
                                                                                   -------------   -------------
                                                                                   $ 19,955,309    $  9,705,664
                                                                                   =============   =============

        The accompanying notes are an integral part of these statements.


                                    LASER PHOTONICS, INC. AND SUBSIDIARIES
                                    -------------------------------------

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -------------------------------------
                                                  (Unaudited)
                                                  -----------
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   -------------------------------
                                                                                       2000              1999
                                                                                   --------------   --------------
                                                                                                    <C
COSTS AND EXPENSES:
   Selling, general and administrative                                                 2,312,170          402,046
   Research and development                                                              699,697          125,427
   Depreciation and amortization                                                         137,840          264,569
                                                                                   --------------   --------------
         Loss from continuing operations before interest and
           other (expense) income, net                                                (3,149,707)        (792,042)

INTEREST (EXPENSE) INCOME, net                                                            72,247       (1,541,546)

OTHER (EXPENSE) INCOME, net                                                              316,345             (443)
                                                                                   --------------   --------------

         Loss from continuing operations                                              (2,761,115)      (2,334,031)

         Loss from discontinued operations                                              (348,576)        (177,165)
                                                                                   --------------   --------------

         Net loss                                                                  $  (3,109,691)   $  (2,511,196)
                                                                                   ==============   ==============

BASIC AND DILUTED LOSS PER SHARE:
   Continuing operations                                                           $       (0.20)   $       (0.23)
   Discontinued operations                                                                 (0.03)           (0.02)
                                                                                   --------------   --------------
         Basic and diluted net loss per share                                      $       (0.23)   $       (0.25)
                                                                                   ==============   ==============

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER SHARE                         13,593,171        9,895,684
                                                                                   ==============   ==============

        The accompanying notes are an integral part of these statements.

                                             LASER PHOTONICS, INC.
                                             ---------------------

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (Unaudited)
                                                  -----------
                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                   ------------------------------------
                                                                                         2000               1999
                                                                                   ----------------    ----------------
OPERATING ACTIVITIES:
   Net loss                                                                        $    (3,109,691)    $    (2,511,196)
   Adjustments to reconcile net loss to net cash
      used in operating activities-
        Depreciation and amortization                                                      154,473             272,138
        Stock options issued to consultants for services                                   190,381                   -
        Acceleration of options issued to employees                                         47,500                   -
        Acceleration of options issued to consultants                                      808,766                   -
        Interest related to beneficial conversion feature                                        -           1,512,292
    Changes in assets and liabilities-
           (Increase) decrease in current assets                                            73,934             (98,255)
           (Decrease) in current liabilities                                            (2,227,693)           (146,796)
                                                                                   ----------------    ----------------

              Net cash used in operating activities                                     (4,062,330)           (971,817)
                                                                                   ----------------    ----------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                    (75,906)            (10,151)
                                                                                   ----------------    ----------------

              Net cash used in investing activities                                        (75,906)            (10,151)
                                                                                   ----------------    ----------------

FINANCING ACTIVITIES:
    Principal payments on debt                                                            (267,399)           (141,449)
    Payments on payable to related party                                                         -              (7,380)
    Payment for debt and warrant issuance costs                                                  -            (166,600)
    Proceeds from exercise of options                                                      166,312                   -
    Proceeds from exercise of warrants                                                     220,627                   -
    Proceeds from issuance of convertible notes payable and warrants                             -           2,380,000
    Proceeds from other notes payable                                                            -             159,226
    Proceeds from issuance of Common Stock, net                                         14,338,741                   -
                                                                                   ----------------    ----------------

              Net cash provided by financing activities                                 14,458,281           2,223,797
                                                                                   ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               10,320,045           1,241,829

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           4,535,557             174,468
                                                                                   ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    14,855,602     $     1,416,297
                                                                                   ================    ================

        The accompanying notes are an integral part of these statements.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES
                     --------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -----------------------------------------------------------

THE COMPANY:

Background
----------

Laser Photonics, Inc. and subsidiaries (the "Company") is principally engaged in the development, manufacture and marketing of laser systems and accessories for medical applications and, through its approximately 76.1% owned subsidiary, AccuLase, Inc., is developing excimer laser equipment and techniques directed toward the treatment of coronary heart disease and psoriasis.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations
---------------------------------------------------------

The financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates
-----------------------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

For the purposes of the consolidated statements of cash flows, the Company considers investment instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents are primarily comprised of investments in various money market funds.

Inventories
-----------

Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

                                           March 31,       December 31,
                                             2000              1999
                                        -------------     -------------

Raw materials                           $    462,642      $    613,032

Work-in-process                              311,390           557,440

Finished goods                               464,756                -
                                        -------------     -------------
                                        $  1,238,788      $  1,170,472
                                        =============     =============

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years. Improvements and betterments are capitalized, and maintenance and repair costs are charged to expense as incurred. Upon retirement or disposition, the applicable property amounts are relieved from the accounts and any gain or loss is recorded in the consolidated statement of operations.

Intangible Assets
-----------------

Intangible assets consist of patents and license fees which are carried at cost less accumulated amortization. Patents and license fees are amortized on a straight-line basis over the estimated useful lives of the asset, which is 8 to 12 years for patents and eight years for prepaid license fees.

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of March 31, 2000, no such write-down was required.

Revenue Recognition
-------------------

Revenues are recognized upon shipment of products to customers. Deferred revenue relates to customer payments received in advance of the delivery of the related products.

Loss Per Share
--------------

The Company computes loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

Diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the exercise of securities into common stock are included in the denominator as the result is anti-dilutive due to the Company's losses.

Reclassifications
-----------------

The consolidated financial statements for prior periods have been reclassified to conform with the current period's presentation.

New Accounting Pronouncements
-----------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no impact on its operating results or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Compliance with SAB No. 101 is required no later than the first quarter of the fiscal years beginning after December 15, 1999. The Company has determined that its accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

2.       PRIVATE STOCK OFFERING:
         -----------------------

In March 2000, the Company completed a private offering of 1,409,092 shares of common stock at $11.00 per share. The Company received net cash proceeds of $14,338,741 from this private offering.

3.       DISCONTINUED OPERATIONS:
         ------------------------

Due to the limited financial resources of the Company, the Company's business strategy changed in 1997 to focus its efforts on excimer laser technology in order to develop excimer laser and excimer laser delivery products for medical applications.

To facilitate the Company's focus on excimer laser technology, as of May 4, 2000, the Company has sold its non-excimer laser businesses, which were located at its Orlando, Florida and Wilmington, Massachusetts facilities.

The Company closed a transaction with respect to the sale of certain assets, including certain patents related to non-excimer lasers, related to the Company's Florida business operations, to Lastec, for a purchase price of $375,000. Lastec is unaffiliated with the Company. Lastec has paid the Company a deposit of $37,500, and has executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and
(iii) the balance plus accrued interest due on or before October 6, 2000. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is personally guaranteed by the principals of Lastec. As of the date of this filing, a significant portion of the debts related to these operations have been paid from the proceeds of the August 9, 1999 private placement and the March 16, 2000 private placement and the sale of certain assets related to the Company's non-excimer laser operations. In March 2000, the Company paid $950,000 in cash to the landlord for the Florida lease in connection with the satisfaction of a judgment and settlement of certain claims against the Company in the aggregate amount of $1,114,000. These amounts were previously accrued.

The Company closed the transaction with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components, for a purchase price of $213,000. Laser Components is unaffiliated with the Company. In addition, Laser Components assumed the Company's prospective obligations under the Company's Massachusetts office lease.

Accordingly, these two operations are being accounted for together as discounted operations with a measurement date of May 4, 2000. The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company expects to report a gain on the sale of these discontinued operations in the quarter ending June 30, 2000. Prior periods have been restated.

Revenues and loss from discontinued operations on the accompanying consolidated statement of operations were:

                                                Three Months Ended
                                                    March 31,
                                        --------------------------------
                                             2000              1999
                                        -------------      -------------

Revenues                                $    180,278       $    347,010
                                        =============      =============

Loss                                    $   (348,576)      $   (177,165)
                                        =============      =============

The assets and liabilities of these operations have been reclassified on the accompanying consolidated balance sheets to separately identify them as net assets of discontinued operations. A summary of these net assets is as follows:


                                         March 31,         December 31,
                                           2000               1999
                                       -------------      -------------
Accounts receivable, net               $     17,934       $    176,179
Inventories                                 390,576            428,415
Prepaid expenses and other
   current assets                            15,375             19,800
Property and equipment, net                 114,783            139,785
                                       -------------      -------------
                                       $    538,668       $    764,179
                                       =============      =============

4.       NOTES PAYABLE AND LONG-TERM DEBT:
         ---------------------------------

Notes payable and long-term debt consists of the following:
                                                                               March 31,        December 31,
                                                                                 2000               1999
                                                                             -------------      -------------
Notes payable - unsecured creditors, interest at
  prime rate, quarterly interest only payments
  beginning October 1, 1995,  principal due October 1,
  1995, unsecured.  Settled in March 2000.                                   $         --       $    165,298
Note payable - creditor, interest at 10%, monthly
  interest only payments through May 5, 1997,
  thereafter monthly interest and principal payments
  of $6,384 through May 1999, unsecured. Settled in
  March 2000.                                                                          --            127,860
Note payable - U.S. Treasury, interest at 9%, payable
  in monthly principal and interest installments
  through July 2000. Settled in March 2000.                                            --             14,873
Notes payable - various creditors, interest at 9%,
  payable in various monthly principal and interest
  installments through July 2000. Settled in March 2000.                               --             10,101
Note payable - creditor, interest at 9%, payable in
  monthly principal and interest installments of
  $1,258 through January 2001, collateralized by
  personal property of the Company. Settled in March 2000.                             --             16,670
Note payable - lessor, interest at 10% payable in
  monthly principal and interest installments of
  $1,775 through December 31, 2002, unsecured.                                     51,037             55,021
Note payable - creditor, interest at 13.5%, payable in
  monthly principal and interest installments of
  $1,552 through May 2000. Settled in March 2000.                                      --              7,507
Note payable - unsecured creditors, interest at 8.3%,
  payable in monthly principal and interest installments
  of $9,480 through November 2000.                                                 78,894                  -
                                                                             -------------      -------------
                                                                                  129,931            397,330
Less-current maturities                                                           (95,844)          (353,710)
                                                                             -------------      -------------
                                                                             $     34,087       $     43,620
                                                                             =============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT"), INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE STOCKHOLDERS OF LASER PHOTONICS, INC., A DELAWARE CORPORATION (THE "COMPANY") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN SUCH OTHER DOCUMENTS FILED WITH THE COMMISSION, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

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

         The Plan further provided that Helionetics, Inc. ("Helionetics"), a former principal stockholder of the Company, transfer to the Company 76.1% of the common stock of Acculase, Inc. ("Acculase"), the Company's principal operating subsidiary. Further, during the pendency of the Bankruptcy Proceeding, Helionetics contributed $1,000,000 in cash to the Company, which funds were utilized for cash payments under the Plan, and Helionetics loaned the Company

$300,000 to fund the cost of research and development of the Company's excimer lasers, which loan has been repaid. Under the Plan, Helionetics received 3,750,000 shares of Common Stock of the Company, which represented 75% of the then total issued and outstanding shares of Common Stock.

         During April, 1997, Helionetics filed a voluntary petition of reorganization ("Helionetics Reorganization") with the United States Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result, the Company wrote off its $662,775 receivable from Helionetics as of December 31, 1996. In connection with the Helionetics Reorganization (defined below), Helionetics disposed of all of its holdings of the Company's Common Stock. No persons who were stockholders of the Company immediately before the reorganization have at present any controlling interest in the Company. On September 30, 1997, Pennsylvania Merchant Group ("PMG"), the Company's then existing investment banker, purchased from the Helionetics bankruptcy estate, a note payable from Acculase to Helionetics in the amount of $2,159,708, including accrued interest. During October, 1997, PMG sold the note to the Company for 800,000 shares of Common Stock.

         Acculase was formed in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiber optic technologies. Acculase has focused primarily on the development of medical products for the treatment of coronary heart disease.

         The Acculase excimer laser power source was developed to perform a variety of material processing applications. The Acculase overall system, designated the pulsed excimer laser, was developed for microsurgical applications. The first medical application of the overall system, designated the excimer laser system, was approved by the United States Food and Drug Administration (the "FDA") under Investigational Device Exemption ("IDE") No. G920163, for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass graft ("CABG") surgery. Acculase chose not to pursue completion of such IDE due to the lack of funds to pay the costs of, and to recruit patients into, the necessary studies.

         In connection with the Company's current business plan, the Company's initial medical applications for its excimer laser technology are intended to be used in the treatment of psoriasis and cardiovascular disease.

         Between March, 1998 and November, 1999, the Company entered into five
(5) clinical trial agreements (collectively, the "Clinical Trial Agreement") with Massachusetts General Hospital ("MGH") to compare the effect of excimer laser light using its excimer laser technology to the current Ultraviolet "B" ("UVB") treatment being used to treat psoriasis and other skin disorders. The Company provided prototype laser equipment for pre-clinical dose response studies. The Company has agreed to support the clinical trials with research grants of approximately $660,000, of which $448,000 has been paid, as of the date of this Report. The final data from the first of these clinical trial agreements was collected in December, 1998, and formed the basis for a 510(k) submission to the FDA on August 4, 1999. The four remaining studies are ongoing and have not been completed as of the date of this Report. On January 27, 2000, FDA issued a 510(k) to the Company, establishing that the Company's excimer laser psoriasis system has been determined to be substantially equivalent to currently marketed devices for the treatment of psoriasis. The Company introduced its psoriasis products for the purposes of commercial application testing in March, 2000, and intends to distribute the psoriasis treatment system for commercial use in July, 2000. As of the date of this Report, the Company has generated no revenues from the psoriasis treatment system.

         In connection with the cardiovascular and vascular uses of the Company's excimer laser technology, on August 19, 1997, Acculase and Baxter Healthcare Corporation ("Baxter") entered into a strategic alliance (the "Baxter Agreement") for the manufacture and marketing of excimer laser products for an experimental procedure known as Transmyocardial Revasculization ("TMR"). Acculase granted to Baxter an exclusive worldwide right and license to manufacture and sell the Company's excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith (the "TMR System"). The Company agreed to manufacture the TMR System to the specifications of Baxter at a schedule of prices, based upon the volume of TMR Systems purchased by Baxter from the Company.

         The Company recognized revenue of $1,718,000 from Baxter, which was equal to 23% of gross revenues for the three-year period ended December 31, 1999. No single customer, other than Baxter, accounted for sales in excess of 10% in 1999.

DISCONTINUED OPERATIONS

         To facilitate the Company's focus on excimer laser technology, the Company has sold certain of its non-excimer laser assets, which are related to its business operations at its Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, the Company closed the transactions with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to the Company's Florida business operations, to Lastec, Inc. ("Lastec"), for a purchase price of $375,000. Lastec is unaffiliated with the Company. The Company has discontinued its Florida operations. Lastec has paid the Company a deposit of $37,500, and has executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows:
(i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest due on or before October 6, 2000. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is guaranteed by John Yorke and Raymond Thompson, who are principals of Lastec. As of April 7, 2000, a significant portion of the debts related to these operations have been paid from the proceeds of a financing completed on August 9, 1999 resulting in gross proceeds of $9,310,374 to the Company and a financing completed on March 16, 2000 (the "March 16, 2000 Financing") resulting in net proceeds of approximately $14,300,000 to the Company and the sale of certain assets related to the Company's non-excimer laser operations. In March 2000, the Company paid
$950,000 in cash to the landlord for the Florida lease in connection with the satisfaction of a judgment and settlement of certain claims against the Company in the aggregate amount of $1,114,000. These amounts were previously accrued. Further, the Company closed the transactions with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH ("Laser Components"), for a purchase price of $213,000. Laser Components is unaffiliated with the Company. In addition, Laser Components assumed the Company's prospective obligations under the Company's Massachusetts office lease. The Company has discontinued its Massachusetts operations.

         Accordingly, the former operations at the Company's Florida and Massachusetts facilities are being accounted in the Company's Consolidated Financial Statements included elsewhere in this Report as "discontinued operations," with a measurement date of May 4, 2000. The Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company expects to report a gain of the sale of these discontinued operations in the quarter ending June 30, 2000.

         Management's decision to suspend these business operations is consistent with the Company's new business strategy and has resulted in the discontinuance of business operations, which generated approximately 76% of the Company's revenues for 1998 and 1999. Revenues from discontinued operations during the three (3) months ended March 31, 2000 and 1999 were $180,278 and $347,010, respectively. Loss from discontinued operations during the three (3) months ended March 31, 2000 and 1999 were $348,576 and $177,165 respectively. At March 31, 2000 and December 31, 1999, net assets of the discontinued operations were $538,668 and $764,179, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         The Company did not generate any revenues from its continuing operations during the three (3) months ended March 31, 2000 and 1999.

         Selling, general and administrative expenses during the three (3) months ended March 31, 2000 increased to $2,312,170 from $402,046 during the three (3) months ended March 31, 1999. Included in selling, general and administrative expenses for the three (3) months ended March 31, 2000 were $808,766 related to a charge associated with the acceleration of vesting of certain options granted to the Chairman of the Company's Scientific Advisory Board. Excluding this charge, the increase primarily relates to the Company's building of its infrastructure to enable the Company to implement its business plan to commercialize its psoriasis laser treatment system, which is anticipated to be introduced into the market in July, 2000. Specifically, these increases from 1999 included increases in consulting and professional fees related to marketing expenses with respect to the Company's excimer laser systems, increased salaries and related costs associated with the Company's newly retained executive officers, increased personnel and overhead expenses with respect to the infrastructure, which the Company is building to commercialize its excimer laser operations.

         Research and development during the three (3) months ended March 31, 2000 increased to $699,697 from $125,427 during the three (3) months ended March 31, 1999. This increase primarily related to the increased amount of funds available for research expenses during 2000. Research and development expenses in the three (3) months ended March 31, 2000 primarily related to the development of the Company's excimer laser systems for its psoriasis and TMR products. Research and development expenses in the three (3) months ended March 31, 1999 primarily related to the development of the Company's psoriasis laser systems and also included expenses related to additional testing to meet CE Mark and Underwriter's Laboratory ("UL") standards for the Company's excimer lasers.

         Depreciation and amortization during the three (3) months ended March 31, 2000 decreased to $137,840 from $264,569 during the three (3) months ended March 31, 1999. These amounts primarily related to the amortization of the license fee from Baxter and the depreciation of equipment acquired in 1998. The 1999 amount also includes amortization of goodwill from the acquisition of Acculase.

         Interest income during the three (3) months ended March 31, 2000 was $72,247, as compared to interest expense during the three (3) months ended March 31, 1999 of $1,541,546. Interest income during the three (3) months ended March 31, 2000 primarily related to interest earned on invested cash balances from the proceeds of private placements of the Company's securities. Interest expense during the three (3) months ended March 31, 1999 primarily related to interest charges associated with the recognition of a beneficial conversion feature on certain of its then outstanding convertible notes payable (the "Convertible Notes").

         Other income during the three (3) months ended March 31, 2000 was $316,345, as compared to other expense of $443 during the three (3) months ended March 31, 1999. Other income for the three (3) months ended March 31, 2000 primarily related to the forgiveness of certain payables by certain of the Company's creditors.

         As a result of the foregoing, the Company incurred a net loss of $3,109,691 during the three (3) months ended March 31, 2000, as compared to a net loss of $2,511,196 during the three (3) months ended March 31, 1999. The Company incurred a net loss from continuing operations of $2,761,115 during the three (3) months ended March 31, 2000, as compared to a net loss from continuing operations of $2,334,031 during the three (3) months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the ratio of current assets to current liabilities was 8.2 to 1.00 compared to 1.3 to 1.00 at December 31, 1999. The Company had $14,228,078 of working capital, as of March 31, 2000.

         The Company has historically financed its operations through the use of working capital provided from loans and equity and debt financing.

         Due to the limited financial resources of the Company, the Company's strategy changed in 1997 to focus its efforts on the Company's excimer laser technology and expertise in order to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         From September, 1997 through March, 2000, the Company issued certain securities, including shares of Common Stock and other derivative securities convertible or exercisable into shares of Common Stock, in order to finance the Company's business operations. All of the shares of Common Stock and the shares of Common Stock underlying such derivative securities have been registered in a registration statement dated May 12, 2000.

         As of March 16, 2000, the Company completed the March 16, 2000 Financing to ten (10) institutional investors of an aggregate of 1,409,092 shares of Common Stock at a purchase price of $11.00 per share, resulting in aggregate gross proceeds to the Company of approximately $15,500,000. The market price of the Common Stock on the date that the transaction was negotiated was $13.50 and on the closing date of the transaction was approximately $15.88. The Company paid ING Barings LLC a commission of 6% of the gross proceeds, or approximately $930,000. The Company intends use the proceeds of this financing to pay for the marketing of its products (including its psoriasis treatment products) and research and development expenses, and to use as working capital.

         Cash and cash equivalents were $14,855,602, as of March 31, 2000, as compared to $4,535,557, as of December 31, 1999. This increase was primarily attributable to the receipt of $14,338,741 in net cash proceeds from the March 16, 2000 Financing.

         As of March 31, 2000, the Company had total liabilities of $2,018,345 and an accumulated deficit of $28,727,228. As of December 31, 1999, the Company had total debts of $4,431,336 and an accumulated deficit of $25,617,537.

         As of March 31, 2000, the Company had long-term borrowings in the aggregate amount of $34,087, less the current portion. As of December 31, 1999, the Company had long-term borrowings in the aggregate amount of $43,620, less the current portion. The decrease in long-term borrowings relates to the repayment of long-term obligations from the proceeds of private placements of the Company's securities.

         In March, 2000, the Company paid $950,000 to the landlord for its Florida facility, and $700,000 to CSC Healthcare Inc., to settle certain disputes between the Company and such other parties. The Company paid these amounts from the proceeds of the March 16, 2000 Financing.

         Net cash used in operating activities was $4,062,330 and $971,817 for the three (3) months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities during the three (3) months ended March 31, 2000 and 1999 primarily consisted of net losses, decreases in net current liabilities and increases in net current assets (1999 only), offset by depreciation and amortization, increases in interest related to the conversion features of the Convertible Notes (1999 only), the payment in the Company's securities (including Common Stock, options and warrants) of fees for services to consultants (2000 only), and decreases in net current assets (2000 only).

         Net cash used in investing activities was $75,906 and $10,151 for the three (3) months ended March 31, 2000 and 1999, respectively. In the three (3) months ended March 31, 2000, the Company utilized $75,906 to acquire equipment for the Company's excimer laser business operations. In the three (3) months ended March 31, 1999, the Company utilized $10,151 to purchase equipment for the construction of a laser to be used as a demonstration model.

         Net cash provided by financing activities was $14,458,121 and $2,223,797 during the three (3) months ended March 31, 2000 and 1999, respectively. In the three (3) months ended March 31, 2000, the Company received $14,338,741 from the net proceeds of the sale of 1,409,092 shares of Common Stock in connection with the March 16, 2000 Financing, $166,312 from the exercise of stock options and $220,627 from the exercise of warrants, which was offset by the utilization of $267,399 for the payment of certain debts.

         In the three (3) months ended March, 1999, the Company received $2,380,000 in proceeds from the offering of the Convertible Notes, and $159,226 from the proceeds of certain notes payable, which was offset by the utilization of $141,449 for the payment of certain debts, $7,380 for the payment of certain related party notes payable and $166,600 for certain costs related to the issuance of the Convertible Notes and certain other securities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives, including certain derivative instruments embedded in other contacts and for hedging activities, and is effective for all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no impact on the Company's operating results or financial position.

         In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Compliance with SAB No. 101 is required no later than the first quarter of the fiscal years beginning after December 15, 1999. The Company has determined that its accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 4, 2000, the Company terminated its relationship with Hein + Associates LLP, as principal independent accountants for the Company. The decision to terminate Hein + Associates LLP as principal independent accountants for the Company was approved by the Company's Board of Directors on May 4, 2000. In connection with the audits for the three (3) most recent fiscal years ended December 31, 1999, 1998 and 1997 and the subsequent interim period through May 4, 2000, there were no disagreements between Hein + Associates LLP and the Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfactions of Hein + Associates LLP would have caused Hein + Associates LLP to make reference in connection with its report for the related periods with respect to the subject matter of the disagreement. The audit reports of Hein + Associates LLP on the consolidated financial statements of the Company, as of and for the fiscal years ended December 31, 1999, 1998 and 1997, did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The Company is in the process of engaging new principal independent accountants for the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is not currently exposed to market risks due to changes in interest rates and foreign currency rates and therefore the Company does not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

PRIVATE PLACEMENT

         The Company entered into an agreement, dated as of February 2, 2000, with ING Barings LLC for the provision of financial advisory and investment banking services, on an exclusive basis. The term of the agreement is through September 30, 2000. Pursuant to this agreement, ING acted as placement agent in connection with a private offering to 10 institutional investors an aggregate of 1,409,092 shares of the Company's Common Stock at a price of $11.00 per share, for which the Company paid ING customary fees. Sam Navarro, a director of the Company is also the Global Head of Health Care Corporate Finance at ING. At the close of the placement on March 16, 2000, the Company received net proceeds of approximately $14,300,000. In addition, with the exception of Jeffrey F. O'Donnell and Dennis McGrath, all of the executive officers and directors of the Company signed lock-up agreements for a period of 90 days from March 16, 2000, as to all securities of the Company they may own. Messrs. O'Donnell and McGrath reserved the right to sell 65,000 and 35,000 shares, respectively, during such 90-day period. The Company has used and expects to continue to use the proceeds of this financing to pay certain debts, including monies owed to the Company's Orlando, Florida landlord, and for marketing expenses and working capital.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2000, the Company's stockholders did not adopt any resolutions at a meeting or by consent.

ITEM 5. OTHER INFORMATION.

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits
         --------

10.1 Asset Purchase Agreement with Laser Components GmbH, dated February 29, 2000 (1)
16.1   Letter re Change in Certifying Accountant (2)
  27   Financial Data Schedules

-----------

(1) Previously as part of the Company's Registration Statement on Form S-1, filed with the Commission on January 28, 1998, and as amended.

(2) Filed as part of the Company's Current Report on Form 8-K, dated May 9, 2000, and as amended.

B.       Reports on Form 8-K
         -------------------

         The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000. However, the Company filed a Current Report on Form 8-K, and as amended on May 11, 2000, with respect to a change in its principal independent accountants.

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

         Certain documents listed above, as exhibits to this Report on Form 10-Q, are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LASER PHOTONICS, INC.


Date:  May 15, 2000                     By:  /s/ Jeffrey F. O'Donnell
                                           -------------------------------------
                                           Jeffrey F. O'Donnell
                                           President and Chief Executive Officer



Date:  May 15, 2000                     By:  /s/ Dennis McGrath
                                           -------------------------------------
                                           Dennis McGrath
                                           Chief Financial Officer