Form 10-K/A
period 1999-12-31
LASER PHOTONICS INC
filed 2000-05-26
CIK 711665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO

                                   FORM 10-K/A


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

                                 (610) 971-9292
                                 --------------
                (Issuer's telephone number, including area code)


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

Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]


The number of shares outstanding of the issuer's Common Stock as of May 10, 2000, was 15,345,323 shares. The aggregate market value of the Common Stock (14,801,708 shares) held by non-affiliates, based on the closing market price ($11.00) of the Common Stock as of May 10, 2000 was $162,818,788.

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


         The Company historically has incurred significant net losses from operations. As of December 31, 1999, the Company had an accumulated deficit of $25,617,537. The Company expects to continue to incur operating losses for a period of between nine (9) and twelve (12) months from the date of this Report, as it continues to devote significant financial resources to the marketing of its psoriasis treatment products and expansion of operations. No assurance can be given that the Company will sustain losses for a period of only nine (9) to twelve (12) months or that it will ever be profitable. In order to achieve profitability, the Company will have to manufacture and market its psoriasis treatment products, which need to be accepted in the marketplace on a commercial basis. There can be no assurances that the Company will manufacture or market any products successfully or operate profitably in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

         Cardiovascular and vascular applications of the Company's excimer laser relate to an experimental procedure known as Transmyocardial Revascularization ("TMR"). In August, 1997, the Company and Edwards Lifesciences Corporation, formerly known as Baxter Healthcare Corporation ("Edwards"), entered into a strategic alliance for the manufacturing and marketing of excimer laser products for TMR (the "Edwards Agreement"). The Company is in the process of negotiating modifications to the Edwards Agreement. No assurance can be given that the Company will successfully complete such negotiations.

         This strategic alliance with Edwards is significant to the Company because Edwards has, among other things: (i) purchased from the Company certain existing excimer laser systems for cardiovascular and vascular disease; (ii) agreed to fund the total cost of regulatory approvals worldwide for the use of the Company's excimer laser systems for the treatment of cardiovascular and vascular disease; and (iii) agreed to fund all sales and marketing costs related to the introduction and marketing of the Company's equipment for treating cardiovascular disease using TMR (the "TMR System"). Due to Edwards' strong worldwide marketing presence, relationships with leading clinicians and regulatory expertise, Edwards is absorbing many of the significant expenses of bringing the Company's TMR System to market. In the opinion of management of the Company, because of the significant costs being borne by Edwards and because of the favorable terms of the Edwards Agreement, the Company's earnings potential has not been compromised by the Edwards Agreement, whereas a significant portion of the Company's risk related to the development and introduction of its TMR System has been shifted to Edwards. As of December 31, 1999, pursuant to the terms of the Edwards Agreement, the Company has delivered the first two TMR Systems to Edwards. Edwards has paid the Company an aggregate of $1,968,000, of which $1,550,000 was received for the two (2) TMR Systems and $418,000 was received for certain advances for additional excimer laser systems and to obtain CE Mark compliance (defined below) in Europe.

         The Company's TMR System requires pre-market approval ("PMA") prior to being marketed in the United States. In January, 1995, management of Acculase met with representatives of the FDA to discuss preclinical data submission requirements necessary before initiating human trials of the TMR System. Subsequently, animal testing of the TMR System was performed in collaboration with several heart research institutions in the United States, culminating in a trial at the New York Hospital Cornell Medical Center, which serves as the pre-clinical basis for an Investigational Device Exemption ("IDE") that was granted by the FDA in August, 1996. In the first quarter of 1998, the Company transferred the IDE to Edwards in connection with the Edwards Agreement. Based on the results of the Phase I trial, Edwards has petitioned for a Phase II trial (defined below). However, no assurance can be given as to when or if such petition will be granted. The Company believes that Edwards intends to expand the Phase II studies to a multi-site trial (more than 10 institutions) and expand the procedure to include patients who are candidates for incomplete coronary artery bypass graft surgery ("CABG") revascularization. However, no assurance to this effect can be given. The Company does not expect Edwards to submit PMA to the FDA before the year 2001, and possibly later. Edwards will be required to obtain additional IDEs for other applications of the TMR System and for other products that the Company develops that are regulated by the FDA as medical devices.


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

         Management's decision to suspend its business operations not related to the Company's excimer laser technology has resulted in the discontinuance of its business operations, which generated approximately 76% of the Company's revenues for 1998 and 1999. As of April 7, 2000, a significant portion of the debts related to these operations have been paid from the proceeds of a financing in August, 1999 resulting in gross proceeds of $9,310,374 to the Company (the "August 9, 1999 Financing") and a financing in March, 2000 resulting in net proceeds of approximately $14,300,000 to the Company (the "March 16, 2000 Financing") and the sale of certain assets related to the Company's non-excimer laser operations. As of the date of this Report, the Company intends to focus solely on those portions of its business that deal with its excimer laser technology, although these activities have not generated sufficient revenues to sustain operations without outside financing.

         RELATIONSHIP WITH ACCULASE SUBSIDIARY. Laser Photonics owns 76.1% of the issued and outstanding common stock of Acculase. In addition to Laser Photonics, there are approximately eight other stockholders of Acculase, including certain former officers and directors of the Company. Helionetics, Inc. ("Helionetics"), a former principal stockholder of the Company, filed a petition for bankruptcy reorganization in 1997 and is no longer a stockholder of Acculase. Acculase owns certain technologies related to the Company's excimer lasers and their delivery systems. The loss of any of these technologies to the Company could have a material adverse effect upon the business of the Company. See "Business-Strategic Alliance with Edwards Lifesciences Corporation" and "Business-Intellectual Property."

         In the early 1990's, Acculase was unable to raise equity or debt financing to further the development of its excimer laser technology. Only with the initial assistance of Helionetics, and the subsequent assistance of Laser Photonics, was Acculase able to obtain the capital needed to develop its excimer laser products and, consequently, develop the business relationship with Edwards. See "Business-Strategic Alliance with Edwards Lifesciences Corporation."


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

         On September 18, 1997, Acculase, Pennsylvania Merchant Group, Ltd. ("PMG"), one of the Company's investment bankers, and Edwards agreed, in connection with fulfilling the obligations of the parties under the Edwards Agreement, that Acculase needed to acquire a license (the "Lasersight License") from Lasersight Patents, Inc. ("Lasersight"), an unaffiliated third party, for certain patents which relate to the use of excimer lasers for the cardiovascular and vascular markets. On September 23, 1997, Edwards purchased certain patent rights to related patents from Lasersight for $4,000,000, and in December, 1997, Acculase received from Edwards the Lasersight License. Acculase then paid $4,000,000 to Edwards for the transfer of the Lasersight License, from funds raised in a private placement of Laser Photonics' securities. In the event that Edwards terminates the Edwards Agreement, Edwards will grant to Acculase an exclusive sublicense of all of Edwards' rights under the Lasersight License. In such event, Acculase will acknowledge and agree that, upon the grant of such exclusive sublicense, Acculase will assume all obligations and liabilities of Edwards under the Lasersight License. See "Business-Excimer Laser System for Treatment of TMR Strategic Alliance with Edwards Lifesciences Corporation," "Business-Intellectual Property" and "Certain Relationships and Related Transactions."

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

         Some of the companies attempting to develop laser driven TMR technologies use flexible fibers capable of delivering the laser energy either through a small incision in the chest or percutaneously through a catheter inserted in the femoral artery in the groin. This method of delivering laser energy has certain obstacles in optimizing the delivery of that energy. Both infrared and UV laser radiation are difficult to transmit through fiberoptic channels because of the high absorption of the fiber or high photon energy of the light. Infrared lasers do not employ fiberoptics, since the energy output would be absorbed by the medium. Thus, infrared lasers use mirrors to transmit the radiation to the desired target. UV radiation has very high photon energies capable of breaking down molecular bonds, and the only suitable solid material capable of transmitting UV radiation is quartz (fused silica). Although quartz has low absorption properties, it is still difficult to transmit the energy through such fibers because the profile of the beam from the laser creates hot spots that damage the internal structure of the fiberoptics. The Company has a patented method of reducing these hot spots and the consequent damage. Management of the Company believes that using an excimer laser has the following additional benefits over hot lasers: (i) creation of TMR channels will avoid the formation of steam bubbles that may travel to the brain; and (ii) the excimer laser allows for the more rapid creation of TMR channels (discussed below) leading to less operating room time. See "Business-Strategic Alliance with Edwards Lifesciences Corporation."

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

         STRATEGIC ALLIANCE WITH EDWARDS LIFESCIENCES CORPORATION. On August 19, 1997, Acculase and Edwards executed the Edwards Agreement, which provides for an alliance with Edwards, in which Acculase granted to Edwards an exclusive worldwide right and license to manufacture and sell the Company's TMR System, consisting of certain excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith. The Company agreed to manufacture the TMR System to the specifications of Edwards at a schedule of prices, based upon the volume of TMR Systems purchased by Edwards from the Company. Pursuant to the Edwards Agreement, the Company agreed, for a period of five (5) years, not to engage in any business competitive with the laser products licensed by Edwards. Further, Edwards maintains, pursuant to the Edwards Agreement, a security interest in certain significant patents owned by the Company related to the TMR System to secure the Company's performance under the Edwards Agreement and licenses. Failure of the Company to perform its obligations under the Edwards Agreement could result in the loss of the patents subject to such security interest. The Edwards Agreement expires upon the expiration of the last to expire licensed patent, which is currently scheduled to expire in 2008. However, Edwards may terminate the Edwards Agreement at any time upon five (5) days' written notice. Due to Edwards' strong worldwide marketing presence, relationships with leading clinicians and regulatory expertise, Edwards is absorbing many of the significant expenses of bringing the Company's TMR products to market. See "Business-Intellectual Property," "Business-Research and Development" and "Business-Markets and Marketing."

         Pursuant to the terms of the Edwards Agreement, Edwards has delivered the first two (2) TMR Systems to Edwards. Edwards has paid the Company an aggregate of $1,968,000, of which $1,550,000 was received for the two (2) TMR Systems and $418,000 was received for certain advances for additional excimer laser systems and to obtain Certification European (CE) ("CE Mark") compliance in the European Union ("EU"), a requirement for Edwards to sell the TMR Systems within the European Economic Area ("EEA"). In addition, Edwards has agreed to:
(i) pay to the Company a royalty of 5% of the sales price received for each disposable product sold in the United States and 10% of the sales price received for each disposable product sold throughout the rest of the world, or if the laser equipment is sold on a "per treatment" basis, the imputed average sales price based on average sales, other than on a "per treatment" basis, calculated quarterly for such disposable products sold, adjusted to amortize and recapture, over a 36-month period, Edwards' cost of manufacturing such products; (ii) purchase from the Company certain existing excimer laser systems for cardiovascular and vascular disease; (iii) fund the total cost of obtaining regulatory approvals worldwide for the use of the TMR System for the treatment of cardiovascular and vascular disease; (iv) fund all sales and marketing costs related to the introduction and marketing of the TMR System to treat cardiovascular and vascular disease; and (v) pay a fixed price per laser for the first eight (8) lasers to be manufactured by the Company and, thereafter, to pay a per unit price on a reducing scale from $75,000 to $45,000 per TMR System, based on the annual number of TMR Systems purchased by Edwards. Prices for TMR Systems may be adjusted annually after three (3) years, based upon changes in costs of materials (but not overhead or profit margin). See "Business-Government Regulation," "Business-Markets and Marketing," "Business-Competition" and "Business-Intellectual Property."

         In September, 1997, the Company, PMG and Edwards agreed, in connection with fulfilling the obligations of the parties under the Edwards Agreement, that the Company needed to acquire the Lasersight License, for a certain patent, which relates to the use of excimer lasers for the cardiovascular and vascular markets. On September 23, 1997, Edwards purchased certain patents rights to related patents from Lasersight for $4,000,000. In December, 1997, Acculase acquired from Edwards a license to the patent rights for $4,000,000, from the proceeds of a private placement of the Company's securities. See "Business-Intellectual Property" and "Certain Relationships and Related Transactions."

         The Company is in the process of negotiating modifications to the Edwards Agreement. No assurance can be given that the Company will successfully complete such negotiations.

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

         To facilitate the Company's focus on excimer laser technology, the Company has sold certain of its non-excimer laser assets, which are related to its business operations at its Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, the Company closed the transactions with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to the Company's Florida business operations, to Lastec, Inc. ("Lastec") for a purchase price of $375,000. Lastec is unaffiliated with the Company. The Company has discontinued its Florida operations. Lastec has paid the Company a deposit of $37,500, and has executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows:
(i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest due on or before October 6, 2000. The promissory note accrues interest at the rate of 8% PER ANNUM. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is guaranteed by John Yorke and Raymond Thompson, who are principals of Lastec. As of April 7, 2000, a significant portion of the debts related to these operations have been paid from the proceeds of the August 9, 1999 Financing resulting in gross proceeds of $9,310,374 to the Company and the March 16, 2000 Financing resulting in net proceeds of approximately $14,300,000 to the Company and the sale of certain assets related to the Company's non-excimer laser operations. In March, 2000, the Company paid $950,000 in cash to the landlord for the Florida lease in connection with the satisfaction of a judgment and settlement of certain claims against the Company in the aggregate amount of $1,114,000. These amounts were previously accrued. Further, the Company closed the transactions with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH ("Laser Components"), for a purchase price of $213,000. Laser Components is unaffiliated with the Company. In addition, Laser Components assumed the Company's prospective obligations under the Company's Massachusetts office lease. The Company has discontinued its Massachusetts operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Discontinuance of the Company's Non-Excimer Laser Business Operations."

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

         The tunable diode lasers are based on lead-salt semiconductor technology for use in advanced research, such as high-resolution molecular spectroscopy, combustion diagnostic studies and atmospheric chemistry. These are "high end" instruments designed for research, which require a high level of sophistication and performance. These lasers are sold both as a standardized unit and as a customized unit. In addition, the Company has designed a system using the tunable diode laser technology for pollution monitoring applications. The Company has granted an exclusive license to Laser Components to certain patents, which relate to the manufacture and marketing of tunable lead salt diode lasers.

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

         Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA so determines, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA's asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of outside clinicians, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to, but is not bound by, the recommendation of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures. The Company has not yet undergone an FDA GMP inspection, and does not anticipate that it will undergo such an inspection until after filing of an initial PMA application by Edwards for the TMR System.


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

         STATUS OF EDWARDS' PMA APPLICATION FOR THE TMR SYSTEM. The TMR System is anticipated to be regulated as a Class III medical device and to require PMA approval prior to being marketed in the United States. Although the Company has received an IDE from the FDA permitting the Company to conduct clinical trials of its TMR System in the United States, and such clinical trial has commenced, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of the TMR System or will adequately support a PMA application for the product. In the first quarter of 1998, the Company transferred the IDE to Edwards in connection with the Edwards Agreement. In addition, Edwards may be required to obtain additional IDEs for other applications of the TMR System, and for other products that the Company develops that are regulated by the FDA as medical devices. There is no assurance that data, typically the results of animal and laboratory testing, that may be provided by Edwards in support of future IDE applications, will be deemed adequate for the purpose of obtaining IDE approval or that Edwards will obtain approval to conduct clinical studies of any such future product.

         In January, 1995, management of Acculase met with representatives of the FDA to discuss preclinical data submission requirements necessary before initiating human trials of the TMR System. Subsequently, animal testing of the TMR System was performed in collaboration with several heart research institutions in the United States, culminating in a trial at The New York Hospital Cornell Medical Center, which serves as the pre-clinical basis for an IDE that was granted by the FDA in August, 1996. All of the Company's rights under the IDE have been assigned to Edwards. Pursuant to this IDE, Phase I human clinical studies began at New York Hospital Cornell Medical Center and at Good Samaritan Hospital in Los Angeles, California. The IDE submission provides for the TMR System to be used in open-heart procedures on patients diagnosed with end stage heart disease. The Phase I trial includes only patients that are suffering from ischemia and angina, and who are not candidates for CABG or for balloon angioplasty. Based on the results of the Phase I trial, Edwards has petitioned for a Phase II trial. However, no assurance can be given as to when or if such petition will be granted. The Company is advised that Edwards intends to expand the Phase II studies to a multi-site trial (more than 10 institutions) and expand the procedure to include patients who are candidates for incomplete CABG revascularization. However, no assurance to this effect can be given. The Company does not expect Edwards to submit a PMA to the FDA before the year 2001, and possibly later. Edwards will be required to obtain additional IDEs for other applications of the TMR System and for other products that the Company develops that are regulated by the FDA as medical devices.

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

         The success of the Company's marketing plan for its psoriasis treatment products will depend on, among other things, the ability of healthcare providers to obtain satisfactory reimbursement from third-party payors for medical procedures in which the Company's psoriasis treatment products are used. The Company has not yet applied to HCFA for the right to reimbursement for the costs of its psoriasis treatment products. The Company expects that, when such application for the right to reimbursement is made, the process will take from 18 to 24 months, and no assurance can be given that a favorable response will be received from HCFA. If HCFA does not grant the right to reimbursement, it could have a material adverse effect on the Company's business. However, with respect to the first three years after the intended commercial introduction of the Company's psoriasis treatment products in July, 2000, the Company does not believe that HCFA reimbursement is required for the Company to be financially successful. However, no assurance to that effect can be given. See "Business-Markets and Marketing."

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

         Now that the Company has obtained the CE Mark approval for its excimer laser products, it will be subject to continued supervision by the notified body and will be required to report any serious adverse incidents to the appropriate authorities. The Company also will be required to comply with additional national requirements that are outside the scope of EEA regulations. As of the date of this Report, no application has been made outside the United States. The Company is informed that Edwards anticipates that it will be in a position to distribute the TMR System in Europe and Japan, once the necessary filings have been approved. No assurance can be given that distribution will occur when anticipated by Edwards, if at all. Even if distribution begins, no assurance can be given that distribution of the TMR System by Edwards will result in sales of the TMR System or revenues or profits to the Company.

         FOREIGN THIRD PARTY REIMBURSEMENTS. If the Company obtains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets would be dependent, in part, upon the availability of reimbursement within prevailing healthcare payment systems in foreign countries. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. Although the Company is advised that Edwards intends to seek international reimbursement approvals for the TMR System, there can be no assurance any such approvals will be obtained in a timely manner, if at all. In the case of the Company's psoriasis treatment products, the Company intends to seek international reimbursement approvals, although the timing of seeking such approvals has not been determined. Failure to receive international reimbursement approvals could have a material adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

PRODUCT WARRANTIES

         The Company's standard warranty on most products is one year for parts and labor. Consumables have a ninety (90) day warranty period. Selected medical products have a 12-month parts only warranty. During the warranty period, the Company pays shipping charges one way. In connection with the Edwards Agreement, the Company has agreed to warrant products for twelve (12) months from the date of delivery to Edwards' customer or eighteen (18) months from the date shipped by the Company, whichever is less. The Company warrants that its products are free from defects in workmanship, materials and handling. The Company has established a reserve for warranty costs based upon the estimated costs to be incurred over the warranty period of the Company's products. The Company does not provide the right to return units of its TMR System. In some cases, demonstration equipment is sent to the customer prior to the sale to determine suitability. In rare cases, the Company has allowed returns when accompanied by a substantial restocking fee

PRODUCT LIABILITY INSURANCE

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

RESEARCH AND DEVELOPMENT

         The Company's research and development emphasis has shifted from pure research to product modification and development to meet new market demands. The Company has expended its own funds for research and development with respect to its TMR and psoriasis treatment products. Edwards does not pay for any research and development for the Company's cardiovascular and vascular related product applications. However, Edwards is paying for all costs related to regulatory matters, which, if successful, will enable the commercial sales of the Company's excimer laser system for TMR. The Company's strategy is to utilize and modify its existing excimer laser technology and component base to develop new products and applications in targeted medical and scientific markets. In addition to internal development, the Company may take advantage of opportunities, if they arise, in the current laser market environment of consolidation and market specialization by continuing to seek out and acquire both products and technology at a cost the Company believes to be lower than the cost of the internal development of significant products.


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

         To assist the Company in developing its marketing plan, on May 11, 1999, the Company entered in an agreement with Healthworld, of which Steven Girgenti, a director of the Company, is Chairman and Chief Executive Officer, for provision of various services relating to the marketing of the Company's products. The services include: (i) advertising and promotion, (ii) development of market research and strategy; and (iii) preparation and consulting on media and publicity. The term of the agreement is indefinite, but may be terminated by either party on ninety (90) days' notice. Compensation for these services is approximately $40,000 per month, plus reimbursement of expenses and payment of a 15% commission on advertising purchases. Services beyond those budgeted by the parties are to cost $104 per person hour, which is materially less then the normal hourly rate charged by Healthworld for such services. In lieu of a higher hourly rate, on May 11, 1999, the Company issued to Healthworld warrants (the "Healthworld Warrants") to purchase 174,000 shares of the Company's Common Stock at an exercise price of $4.69 per share. On the date of grant of the Healthworld Warrants, the price of the Common Stock was $4.69. The Healthworld Warrants have a term of ten years and vest to the extent of 14,500 shares of Common Stock on the eleventh day of each month, beginning June 11, 1999, during the term of the agreement. The shares underlying the Healthworld Warrants are being registered in connection with a registration statement, dated May 12, 2000 (the "Registration Statement"). Under a separate agreement, Healthworld provides: (i) two (2) fulltime managed-care specialists to make calls on potential customers for a period of seven (7) months, at a cost of $30,000 per month; (ii) twenty
(20) fulltime sales representatives to market among dermatologists for a period of four (4) months at a cost of $125,000 per month; and (iii) certain general management services for a period of seven (7) months at $10,000 per month. Under separate agreements, Healthworld will provide certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). With the assistance of Healthworld, the Company is currently finalizing its marketing strategy for the rollout of the psoriasis treatment system. See "Certain Relationships and Related Transactions."

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


         The Company's marketing plan attempts to take account of this factor by focusing, during the first three years after the commercial introduction of the psoriasis treatment system, on (i) that segment of the dermatological treatment community which controls more than 50% of the prescriptions (topicals, systemics and phototherapy) for the treatment of psoriasis, and (ii) on geographic areas where the average dual household income of patients is $75,000 or more. Management believes that these patients generally have healthcare plans that pay for psoriasis treatment. UVB regimens generally involve 18 to 30 treatments every six months, and may require co-payments ranging from $5.00-$30.00 per treatment. Other forms of therapy, such as frequent application of topicals and creams, may cost between $250 to $500 per year. Management believes that the Company's excimer laser regimen will require fewer patient treatments during a given period than these traditional forms of treatment, but may be more expensive and may not be covered by medical insurance. The Company believes that persons suffering from psoriasis may have to accept paying higher out-of pocket costs for the Company's psoriasis treatment than these traditional methods in order for the Company to market its psoriasis laser treatment successfully. The failure to achieve these goals could have a material adverse effect on the Company's business operations and financial condition.

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

         In the case of TMR, unlike balloon angioplasty and atherectomy, the use of laser technology for the treatment of end stage heart disease requires the purchase of expensive capital equipment. Two of the Company's competitors in the field of TMR treatment (PLC and Eclipse) have received the right from HCFA to Medicare reimbursement for the costs of such companies' TMR treatments. Since the Company's TMR System has not yet received approval to be marketed, Edwards has not sought, on behalf of the Company, reimbursement approval from HCFA. Moreover, potential purchasers must determine whether the clinical benefits of the Company's TMR System justify the additional cost or effort required to obtain prior authorization or coverage and the uncertainty of actually obtaining such authorization or coverage. Although the Company believes that Edwards intends to seek international reimbursement approvals for the TMR System, there can be no assurance that any such approvals will be obtained in a timely manner, if at all. The failure to obtain such rights of reimbursement with respect to the Company's TMR excimer laser systems could have a material adverse effect on the business and financial condition of the Company. See "Business-Government Regulation."

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

         PATENTS ISSUED. The Company owns thirty-seven (37) patents, worldwide, of which Laser Photonics owns twenty-one (21) patents and Acculase owns an additional sixteen (16) patents. Of the patents owned by Laser Photonics, seventeen (17) are issued in the United States and one each is issued in Canada, Switzerland, France and Great Britain. Of the sixteen (16) patents owned by Acculase, four (4) patents are filed in the United States, two (2) patents are issued in each of Australia, Canada, Germany and Israel, and one is issued in each of the EU, France, Switzerland/Liechtenstein and Great Britain.

         In connection with the Company's excimer laser technology, the Company has been issued four (4) United States patents. The first patent, which was issued in January, 1990, provides patent protection until 2007 and covers the Company's base excimer laser design. The second patent, which was issued in May, 1990, provides patent protection until 2007 and covers a liquid filled flexible laser light guide. The third patent, which was issued in May, 1991, provides patent protection until 2007, and covers a means of measuring optical fiber power output. The fourth patent, which was issued in September, 1991, provides patent protection until 2008 and relates to the laser optical fiber coupling apparatus used in the Company's excimer lasers. One of the patent applications pending relating to a proprietary laser catheter design, was initially denied. The Company has not continued to pursue this patent application. Edwards has retained the right to pursue this patent application. Edwards and the management of the Company do not believe that Edwards will pursue this patent application, as there is no economic justification for pursuing this patent application at this time. See "Business-Legal Proceedings."

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

         All of the Company's patents and patent applications related to the Company's excimer laser technology are licensed to Edwards under the Edwards Agreement. The Company has pledged the four (4) United States patents and a German patent to Edwards as security for the obligations of the Company under the Edwards Agreement. See "Business-Strategic Alliance with Edwards Lifesciences Corporation."

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

                                       23
<PAGE<

         LICENSED TECHNOLOGY. The Company licenses two (2) United States patents used in connection with its excimer lasers from Patlex Corporation, and licenses a United States patent used in connection with its excimer lasers from Edwards. The Company is in negotiations with Edwards to obtain a foreign patent used in connection with its excimer lasers, which has certain comparable aspects to the United States patent licensed from Edwards. On September 18, 1997, the Company, PMG and Edwards agreed, in connection with fulfilling the obligations of the parties under the Edwards Agreement, that the Company needed to acquire a license from Lasersight for certain patents which relate to the use of excimer lasers for the cardiovascular and vascular markets. In the event that Edwards terminates the Edwards Agreement, Edwards will grant to the Company an exclusive sublicense of all of Edwards' rights under the Lasersight License. In such event, the Company will acknowledge and agree that upon the grant of such exclusive sublicense, the Company will assume all obligations and liabilities of Edwards under the Lasersight License. See "Business-Strategic Alliance with Edwards Lifesciences Corporation."


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

         LACK OF PROFITABILITY AND HISTORY OF LOSSES; BANKRUPTCY PROCEEDING. The Company filed a Petition for Reorganization (the "Bankruptcy Proceeding") under Chapter 11 of the Federal Bankruptcy Act on May 13, 1994, Case No. 94-02608-611-Federal Bankruptcy Court-Middle District, Florida (the "Bankruptcy Court"). An order was issued on May 22, 1995, confirming the Company's Third Amended Plan of Reorganization (the "Bankruptcy Reorganization" or the "Plan"). The Company incurred losses of $2,123,814, $5,357,968, $2,307,101, $5,908,587 and $9,920,067, for the period from May 23, 1995 to December 31, 1995, and for the years ended December 31, 1996, 1997, 1998 and 1999, respectively. As of December 31, 1999, the Company had an accumulated deficit of $25,617,537. The Company expects to continue to incur operating losses for a period of between nine (9) and twelve (12) months from the date of this Report as it continues to devote significant financial resources to the marketing of its psoriasis treatment products and expansion of operations. In order to achieve profitability, the Company will have to manufacture and market its psoriasis treatment products, which need to be accepted in the marketplace on a commercial basis. There can be no assurance given that the Company will sustain losses for a period of only nine (9) to twelve (12) months or that the Company will manufacture or market any products successfully or operate profitably in the future. See " Risk Factors-Uncertainty Related to Third Party Reimbursement," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Financial Statements."

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

         The Company intends to take all reasonable steps to have its psoriasis treatment products sufficiently accepted in the dermatological treatment community to enable healthcare providers to receive partial or complete reimbursement for the fees and costs associated therewith. In addition, the Company expects to apply to HCFA for designation of a specific Medicare reimbursement code for the Company's psoriasis products. Management believes that the issuance by HCFA of a specific reimbursement code for such products could have a positive effect on the willingness of third-party insurers to reimburse patients or healthcare providers for part or all of the costs of treatment by the Company's products, although no assurance can be given to that effect. The HCFA application process will take from 18 to 24 months, and no assurance can be given that a favorable response will be received from HCFA. Even if HCFA designates a code, which is specific to the Company's type of psoriasis treatment products, no assurance can be given that it would result in the generation of revenue to the Company. Failure to obtain a HCFA reimbursement code could have a material adverse effect on the business and financial condition of the Company. See "Business-Markets and Marketing."

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

         DILUTION FROM ISSUANCES OF COMMON STOCK TO PAY OBLIGATIONS OF THE COMPANY AND EFFECT OF OUTSTANDING WARRANTS AND OPTIONS. On March 16, 2000, the Company completed a private offering of 1,409,092 shares of its Common Stock at $11.00 per share and received net proceeds of $14,570,000. The price of the Company's Common Stock, on the date when the terms of this private placement were negotiated was $13.50 per share, and the price on the closing date (March 16, 2000) was $15.88. The issuance of shares of Common Stock at below market prices may be deemed to be dilutive to existing stockholders. The exercise of Warrants to purchase up to 1,974,605 shares of Common Stock, at exercise prices ranging from $1.50 to $4.69 per share, could result in significant additional dilution to existing stockholders. The average exercise of the Warrants is $3.09 per share. In addition, the Company has issued 3,673,379 options to acquire shares of Common Stock to various employees, directors and consultants of the Company at prices ranging from $0.50 to $13.50 per share (some of which exercise prices were significantly below market price on their grant dates), of which the shares underlying the 200,000 Options are being registered in connection with the Registration Statement. The Company does not intend to grant options or warrants at exercise prices significantly below market, although no assurance can be given to this effect. The holders of the Warrants and Options, which are outstanding and unexercised, are given an opportunity to profit from a rise in the market price of the Common Stock, with a resulting dilution in the interest of the other stockholders. The terms on which the Company might obtain additional financing during the period may be adversely affected by the existence of the Warrants and Options. To the extent that additional capital is raised through the sale of additional equity or convertible securities or additional options are issued to obtain the services of officers, employees, directors or consultants, the issuance of such securities could result in additional dilution to the Company's stockholders and the holders of the Warrants and Options may exercise the Warrants and Options at a time when the Company might be able to obtain additional capital through a new offering of securities on terms more favorable than those provided herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," "Certain Relationships and Related Transactions" and "Description of Securities."

         FINANCIAL RISK FROM PENDING LITIGATION AGAINST THE COMPANY. The Company has legal claims, both pending and threatened, as follows: (i) the Company has had a counterclaim filed against it in the lawsuit brought by Edwards against The Spectranetics Corporation ("Spectranetics"), in which Spectranetics claims an undetermined amount of damages against the Company; (ii) claims have been asserted by Ray Hartman, a former officer and director of the Company and his wife Sandra Hartman, who was an employee of Laser Photonics and Acculase; and
(iii) a claim has been asserted by the Laser Analytics, Inc., a Texas corporation, for $232,000 for monies purportedly lent to the Company. The damages alleged in those claims are for significant amounts and the outcome of these disputes are unknown, as of the date of this Report. An adverse ruling against the Company in any of these matters could have a material adverse effect upon the Company and its financial condition. See "Business-Legal Proceedings."

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

         In connection with obtaining required financing for Acculase, Laser Photonics has had to engage in significant equity financing activities, aggregating approximately $20,000,000, from 1997 to 1999, and an additional $14,570,000 through March 31, 2000. As of December 31, 1999, Laser Photonics had made cash and non-cash advances as loans for the benefit of Acculase, which total approximately $17,000,000. These obligations include, but are not limited to direct payment of obligations (including the acquisition of the Lasersight License for $4,000,000 so that Acculase would be in compliance with the Edwards Agreement), allocations of salaries and expenses, financing costs, cash transfers and corporate overhead (including professional market and consulting services) of approximately $9,200,000, and incurrence of non-cash costs by Laser Photonics associated with the issuance of Common Stock and Warrants in certain financings, the issuance of derivative securities to employees and consultants of Acculase at exercise prices below market, the assumption of certain interest charges, and the accrual of interest at the rate of 8% PER ANNUM on the principal amount of such cash and non-cash advances, which total approximately $7,800,000. All such amounts advanced to Acculase were loaned without any date certain as to when such loans would be repaid. Laser Photonics has issued 1,090,500 options as incentives to employees and consultants to work for Acculase. Further, Laser Photonics has sold stock to be able to hire employees for Acculase. Laser Photonics has had to provide and continues to provide incentives and compensation to management of Acculase because employees of Acculase and prospective candidates for employment at Acculase desire stock options from Laser Photonics, which have potential liquidity, rather then stock options of Acculase, which are unlikely to have liquidity at any foreseeable time. These financings and the grant of such incentives to employees have resulted in substantial dilution to the stockholders of Laser Photonics, without any dilution to the stockholders of Acculase. Should Laser Photonics be unable to acquire the shares of Acculase not already owned by Laser Photonics, it is likely that Laser Photonics will have to continue to dilute the ownership of its Common Stock to pay the operating costs of Acculase for an indefinite period of time. See "Business-Business of the Company-Relationship with Acculase Subsidiary", "Business-Intellectual Property" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         FDA approval of a PMA must be obtained prior to commercial distribution in the United States for the TMR System. A PMA application must be supported by extensive information, including preclinical and clinical trial data. The PMA process is expensive, lengthy and uncertain, and a number of products for which PMA applications have been submitted by other companies have never been approved for marketing. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed. There can be no assurance that Edwards will be able to obtain necessary PMA application approvals to market the Company's excimer laser systems for all, or any, of the currently anticipated applications, or any other products, on a timely basis, if at all. Failure by Edwards to obtain such approvals, a delay in receipt of such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has received and transferred to Edwards a conditionally approved IDE from the FDA, permitting Edwards to conduct clinical trials of the TMR System, and such clinical trial has commenced, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of the TMR System for the treatment of end stage heart disease or will adequately support a PMA application for the TMR System. In addition, Edwards will be required to obtain additional IDEs for other applications of the Company's excimer laser technology. There can be no assurance that data, typically the results of animal and laboratory testing, that may be provided by Edwards in support of future IDE submissions, will be deemed adequate for the purposes of obtaining IDE approval or that Edwards will obtain approval to conduct clinical studies of any such future product. Even if IDE approval is obtained and clinical studies are conducted, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of any such product or will adequately support a PMA application for any such product. Manufacturers of medical devices are also required to comply with applicable FDA GMP requirements, which include standards relating to product testing and quality assurance, as well as the corresponding maintenance of records and documentation. There is no assurance that the Company will be able to comply with applicable GMP requirements. See "Business-Government Regulation."

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

         EDWARDS' SECURITY INTEREST IN ACCULASE'S PATENTS AND RISK OF LOSS OF SIGNIFICANT TECHNOLOGY OWNED BY ACCULASE. On August 19, 1997, Acculase executed the Edwards Agreement, which provides for an alliance with Edwards in which the Company granted to Edwards an exclusive worldwide right and license to manufacture and sell certain of the Company's TMR System consisting of certain excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith. Edwards maintains, pursuant to the Edwards Agreements, a security interest in certain significant patents owned by Acculase related to the TMR System to secure the Company's performance under the Edwards Agreement. Failure of the Company to perform its obligations under the Edwards Agreements could result in the loss of the ownership of the patents subject to such security interest. Even though the Lasersight License is granted to Acculase, should Edwards somehow obtain control of those technologies and patents owned by Acculase and Acculase should lose its rights to this technology, Laser Photonics would lack the essential elements of the excimer laser technology. Such a situation would materially and adversely affect the Company's business and its financial condition. See "Business-Strategic Alliance with Edwards Lifesciences Corporation" and "Business-Intellectual Property."

         COMPANY'S RELIANCE ON PATENT PROTECTION AND PROPRIETARY TECHNOLOGY. The Company's business could be adversely affected if it is unable to protect its intellectual property, including patented and other proprietary technology, certain of which is licensed to the Company or owned by the Company, and certain of which is owned by the Company and licensed to or from Edwards. If the Company or the owners or licensees of the proprietary technology are unsuccessful in protecting their rights thereto or such technology was to infringe on proprietary rights of third parties, that portion of the Company's business could suffer material adverse effects. To the extent that the Company relies upon unpatented trade secrets and know-how, there can be no assurances that such proprietary technology will remain a trade secret or that others will not develop substantially equivalent or superior technologies to compete with the Company's products. In addition, there can be no assurance given that others will not independently develop similar or superior technologies, enabling them to provide superior products or services to those of the Company. There can be no assurances that patentable improvements on such technology will be developed or that existing or improved technology will have competitive advantages or not be challenged by third parties.

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

         DEPENDENCE ON THIRD PARTIES FOR MANUFACTURE AND MARKETING OF PRODUCTS AND RISKS OF ACCESS TO ALTERNATIVE SOURCES AND DELAYS. The Company does not currently have sufficient financial resources to conduct human clinical trials necessary to commercialize the application of the TMR System. The Company has entered into the Edwards Agreement, pursuant to which Edwards agreed to fund necessary human clinical trials and market the Company's resulting products. However, Edwards may terminate such funding and marketing commitment and cease further funding at any time. If the Edwards Agreement is terminated for any reason, there could be a material adverse effect on the Company's financial condition and the Company may be compelled to curtail or cease business operations related to its TMR System altogether. Should Edwards terminate the Edwards Agreement, the Company will have to seek out other parties for the purpose of financing the conduct of human clinical trials necessary to commercialize the application of the TMR System. The Company believes that third parties would have an economic incentive to provide such assistance to the Company due to the fact that the Company's TMR System is believed by management of the Company to be technically superior and less expensive than lasers from other manufacturers used for the same medical applications. However, no assurance to this effect can be given. Management of the Company believes that this alone could make a strategic alliance or similar business relationship with the Company attractive to another Company, which might assume Edwards' responsibilities under the Edwards Agreement, although no assurance to this effect can be given. In addition, the Company is not currently required to fund the marketing of the Company's TMR System, as Edwards is responsible for all marketing efforts and expenses for the TMR System, unless Edwards ceases to remain in its strategic alliance with the Company. In such an event, the Company will either be required to obtain additional financing, in an unknown amount, or will need to obtain a replacement partner to complete the testing, and to market the Company's TMR System, if approved by the FDA.

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

         The Company maintains limited manufacturing facilities, which may need to be expanded in the future. The Company estimates that it will be able to produce only 1,000 lasers per year in its facility in Carlsbad, California. Should demand exceed that number of lasers, the Company's facilities will have to be expanded. Although certain members of the Company's management have manufacturing experience, the expansion of the Company's manufacturing facilities and capabilities will subject the Company to numerous risks, including unanticipated technological problems or delays. Such expansion will also require additional sources of capital, which may not be available on commercially reasonable terms, if at all. If demand for the Company's products becomes great enough to require expansion of its manufacturing capability, and if the Company is unable to expand its manufacturing capabilities, the Company may be required to enter into arrangements with others for the manufacture and packaging of its products. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture its products on a commercial basis, in which case the Company's business, results of operations and financial condition would be materially adversely affected. See "Business-Alliance with Edwards Lifesciences Corporation" and "Business-Research and Development."

         UNCERTAIN MARKET ACCEPTANCE. The FDA issued a 510(k) for the Company's psoriasis treatment system on January 27, 2000. The Company is finalizing its marketing plan and introduced its psoriasis treatment products for the purpose of commercial application testing at the end of March, 2000 and further intends to begin to distribute its psoriasis treatment products to the market in July, 2000. Market acceptance of laser treatment of psoriasis is dependent on the Company's ability to establish, with the medical community, the clinical efficacy of excimer laser technology to treat psoriasis, and to convince psoriasis patients to undergo laser treatment, which may not be covered by medical insurance and may be more costly than other traditional forms of treatment for psoriasis. The cost of the Company's TMR products may be significantly greater than the cost of the therapeutic capital equipment required with balloon angioplasty, stent implantation or atherectomy procedures. Market acceptance of laser TMR, as an adjunct to CABG and for end stage heart disease patients, will depend, in part, on Edwards' ability to establish, with the medical community, the clinical efficacy of excimer laser TMR for end stage heart disease patients. As a result of such factors, there can be no assurance that the marketplace will be receptive to excimer laser technology over competing therapies. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation," "Business-Markets and Marketing" and "Business-Competition."

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

         The Company's requirements for regulatory approval, and marketing of some of its products for cardiovascular and vascular disease have been assumed by Edwards. The Company's competitors spend substantial sums on research and development for laser products in order to maintain their respective market positions. The Company's competitors and many of its potential competitors have substantially greater capital resources than the Company. There can be no assurance the Company's competitors will not succeed in developing TMR products or procedures that are more effective or more effectively marketed than products marketed by Edwards or that render the Company's technology obsolete. Even if the Company's products provide performance comparable or superior to competing products, there can be no assurance the Company will be able to obtain necessary regulatory approvals to compete against competitors in terms of manufacturing, marketing and sales. PLC and Eclipse received regulatory approval in Europe to begin marketing their various TMR products and received approval from the FDA to market their TMR products in the United States. As of the date of this Report, PLC and Eclipse are marketing their TMR products in the United States. PLC and Eclipse have been marketing their products in Europe since 1996. Earlier entrants to a market in a therapeutic area often obtain and maintain greater market share than later entrants. The Company believes the primary competitive factors in the market for its TMR Systems include clinical performance, product safety and reliability, availability of third-party reimbursement, product design specifically for TMR use, product quality, ease of use, price, customer service and company reputation. In addition, the length of time required for products to be developed and receive regulatory approval and the ability to use patents or other proprietary rights to prevent sales by competitors are also important competitive factors. Some of the medical indications that may be treatable with TMR are currently being treated by drug therapies or surgery and other interventional therapies, including CABG and PTCA. A number of these therapies are widely accepted in the medical community, have a long history of use and continue to be enhanced frequently. There is no assurance that procedures using TMR will be able to replace or augment such established treatments or that clinical research will support the use of TMR. Additionally, new surgical procedures and new drug therapies are being developed by other parties to treat CAD. New procedures and drug therapies could be more effective, safer or more cost-effective than TMR. The inability of TMR to replace or augment existing therapies or to be more effective, safer or more cost-effective than new therapies could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation," "Business-Markets and Marketing" and "Business-Competition."

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

         EFFECTS OF CERTAIN REGISTRATION RIGHTS. The Company has registered, pursuant to the Registration Statement, 9,872,575 shares of Common Stock, consisting of 7,697,970 shares of Common Stock currently issued in the name of certain selling stockholders (the "Selling Stockholders"), 1,974,605 shares of Common Stock underlying certain warrants (the "Warrants") and 200,000 shares of Common Stock underlying certain options (the "Options"). As of the date of this Report, the Company has 15,345,323 shares issued and outstanding. There can be no assurance that the registration of the shares, which have been registered pursuant to the Registration Statement will not have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. See "Certain Relationships and Related Transactions" and "Market for Registrant's Common Equity and Related Stockholder Matters-Shares Eligible for Future Sale-Dividend Policy."


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

         SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock and could have a material adverse effect on the ability of the Company to raise new capital. There are currently 6,122,090 restricted shares and 9,223,233 shares which are freely tradable, eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act of 1933, as amended (the "Securities Act") or are the subject of registration statements other than the Registration Statement. All of the restricted shares, including 543,615 shares held by affiliates of the Company, which have been registered in the Registration Statement. Further, the Company has granted options to purchase up to an additional 3,673,379 shares of Common Stock, 2,245,047 of which are currently exercisable. The shares of Common Stock underlying the Warrants to purchase up to 1,974,605 shares of Common Stock and Options to purchase up to 200,000 shares of Common Stock are the subject of the Registration Statement. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of Common Stock purchased in the Offering. See "Market for Registrant's Common Equity and Related Stockholder Matters-Shares Eligible for Future Sale."

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

         DISPUTE WITH THE HARTMANS. On November 19, 1999, the Company's Board of Directors voted to terminate Raymond Hartman as an officer and employee and Sandra Hartman, the wife of Raymond Hartman, as an employee of the Company and of all subsidiaries of the Company. In addition, the Board of Directors of Acculase terminated Raymond Hartman as an officer and employee and Sandra Hartman as an employee of Acculase. Finally, the stockholders of Acculase removed Raymond Hartman as a director of Acculase. Raymond Hartman resigned as a director of Laser Photonics, as of January 31, 2000. Prior to the terminations, both Mr. and Ms. Hartman were offered a severance benefit package under which they would tender resignations, in lieu of the terminations, and enter into part-time consulting agreements. The Hartmans declined this offer and, through counsel, alleged wrongful termination by the Company and have threatened legal action. The Company hopes that this matter can be amicably resolved, although no assurances to that effect can be given. If settlement is not reached and litigation is commenced by the Hartmans, the Company will vigorously defend this matter. Since no proceeding has been initiated and no discovery has taken place, all relevant factors, which may affect the outcome, are not known to the Company, and the Company cannot evaluate the likelihood of a favorable or unfavorable outcome, or to estimate the amount or range of possible gain or loss.

         LITIGATION BETWEEN EDWARDS AND SPECTRANETICS. On August 6, 1999, Edwards filed suit against The Spectranetics Corporation in the United States District Court for the District of Delaware, entitled EDWARDS LIFESCIENCES CORPORATION, LASERSIGHT PATENT, INC. AND ACCULASE, INC. V. THE SPECTRANETICS CORPORATION, Civil Action No. 99-512 RRM. On November 12, 1999, Acculase moved to become a co-plaintiff with Edwards. The Second Amended Complaint ("Complaint"), dated December 17, 1999, alleges claims for patent infringement against defendant The Spectranetics Corporation ("Spectranetics"). Specifically, the First Cause of Action of the Complaint alleges that Acculase is the owner of United States Patent Number 4,891,818 (the "818 patent") and that Edwards holds an exclusive license to the 818 patent in the field of cardiovascular and vascular applications. It further alleges that Spectranetics manufactures, distributes and sells excimer lasers and related products, including the Spectranetics CVX-300 excimer laser system, that infringe the 818 patent in the field in which Edwards holds an exclusive license. It seeks an injunction against such infringement, damages in an amount to be proven at trial, enhanced damages for willful infringement, attorneys' fees based upon a finding that this is an "extraordinary case" and costs. The Second and Third Causes of Action of the Complaint claim infringement of other patents and do not involve Acculase.

         On January 5, 2000, Spectranetics filed an Answer and Counterclaims in the United States District Court for the District of Delaware, admitting issuance of the 818 patent and that Spectranetics manufacturers, distributes and sells the Spectranetics CVX-300 excimer laser system, but denies that it infringes the 818 patent. The Answer also raises affirmative defenses. Only the First Claim of the Counterclaim for declaratory judgment of invalidity, unenforceability and non-infringement of the 818 patent is directed against Acculase. It alleges that this is an "exceptional case" supporting an award of reasonable attorneys' fees, costs and expenses in favor of Spectranetics. The other patents, which are the subject of the Second and Third Causes of Action of the Complaint, are also the subject of the First Claim of the Counterclaim and do not include Acculase. The Counterclaim includes other claims for antitrust violations, interference with existing economic relationships, interference with prospective economic advantage and misappropriation and misuse of confidential information, which are directed against Edwards. A responsive pleading to the Counterclaim has not yet been filed. Edwards is bearing the legal fees and costs associated with this action. Acculase bears no responsibility therefore.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         As of the date of this Report, the Company had 15,345,323 shares of Common Stock issued and outstanding. Further, the Company has issued and outstanding options to purchase 3,673,379 shares of Common Stock, of which 2,426,047 are vested as of the date of this Report, and Warrants to purchase up to 1,974,605 shares of Common Stock.

         The Company's Common Stock has been listed for trading on The NASDAQ Small Cap Market under the symbol "PHMD" since May 10, 2000. The Company's Common Stock, subsequent to the confirmation of Plan on May 22, 1995, had been quoted on the Electronic Bulletin Board from approximately January 22, 1996 until May 9, 2000 under the stock symbol "LSPT."

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

YEAR ENDING DECEMBER 31, 2000
1st Quarter..................................................... 18 3/16   11 5/8        18 7/16    11 7/8



         On May 10, 2000, the closing market price for the Company's Common Stock in The NASDAQ Small Cap Market was approximately $11.00 per share. As of March 29, 2000, the Company had 1,047 stockholders of record.


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

SHARES ELIGIBLE FOR FUTURE SALE

         As of the date of this Report, the Company had issued and outstanding 15,345,323 shares of Common Stock. There are currently 6,122,090 shares of Common Stock, which are restricted shares, and 9,223,233, which are freely tradable or eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act or are the subject of registration statements other than the Registration Statement. All of the restricted shares, including 543,615 shares held by affiliates of the Company, which have been registered in the Registration Statement. Further, the Company has issued and outstanding options to purchase up to 3,673,379 shares of Common Stock, 2,425,047 of which are currently exercisable, and Warrants to purchase up to 1,974,605 shares of Common Stock.

         Holders of restricted securities must comply with the requirements of Rule 144 in order to sell their shares in the open market. In general, under Rule 144, as currently in effect, any affiliate of the Company and any person (or persons whose sales are aggregated) who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market, within any three-month period, in brokerage transactions or to market makers a number of shares that does not exceed the greater of: (i) 1% of the then outstanding shares of the Company's Common Stock (approximately 153,453 shares), or (ii) the average weekly trading volume reported in the principal market for the Company's Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on manner of sale, notice requirement and availability of current public information about the Company. Non-affiliates who have held their restricted shares for two years are entitled to sell their shares under Rule 144, without regard to any of the above limitations, provided they have not been affiliates of the Company for the three months preceding such sale.

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


                                          THE PERIOD                  YEAR ENDED DECEMBER 31,
                                     JANUARY 1,   MAY 23, TO
                                     TO MAY 22,  DECEMBER 31,
                                       1995(1)      1995(1)     1996      1997       1998        1999
                                       -------      ------      ----      ----       ----        ----

                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues..................             $1,242        $1,408     $2,901    $3,815     $2,349      $1,209
Costs and expenses........              2,082         3,351      7,704     5,746      7,746       9,265

Loss from operations......               (840)       (1,942)    (4,802)   (1,931)    (5,397)     (8,057)

Other income (expenses)...                (89)         (181)      (556)     (372)      (508)     (1,859)
Income tax expense                          -             -          -        (4)        (3)         (4)
Extraordinary item-gain
   from reorganization....              5,768             -          -         -          -           -
Net income (loss).........             $4,839(2)    $(2,124)   $(5,358)  $(2,307)   $(5,908)    $(9,920)

Basic and diluted income
   (loss) per share.......               0.75         (0.42)     (0.95)    (0.35)     (0.64)      (0.89)
Weighted average shares(3)              6,312         5,000      5,620     6,531      9,288      11,208

BALANCE SHEET DATA
   (AT PERIOD END):

Working capital (deficit).                (99)         (610)    (1,728)       15     (2,865)         1,529
Total Assets..............              1,715         5,796      3,195     7,808      4,870          9,706
Long-term debt (net of
   current portion).......                  -           867        283       283         70             44
Liabilities subject to
   compromise.............              7,564             -          -         -          -              -
Total stockholders' equity
   (deficit)..............             (7,404)          686     (2,090)    4,929      1,841          5,274


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

         In connection with the cardiovascular and vascular uses of the Company's excimer laser technology, on August 19, 1997, Acculase and Edwards executed the Edwards Agreement, which provides for an alliance with Edwards, in which Acculase granted to Edwards an exclusive worldwide right and license to manufacture and sell the Company's TMR System, consisting of certain excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith. The Company agreed to manufacture the TMR System to the specifications of Edwards at a schedule of prices, based upon the volume of TMR Systems purchased by Edwards from the Company.

         The Company recognized revenue of $1,718,000 from Edwards, which was equal to 23% of gross revenues for the three-year period ended December 31, 1999. No single customer, other than Edwards, accounted for sales in excess of 10% in 1997, 1998 or 1999.

         Due to the limited financial resources of the Company, the Company's business strategy changed in 1997 to focus its efforts on excimer laser technology in order to develop excimer laser and excimer laser delivery products for medical applications.

         To facilitate the Company's focus on excimer laser technology, the Company has sold certain of its non-excimer laser assets, which are related to its business operations at its Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, the Company closed the transactions with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to the Company's Florida business operations, to Lastec, for a purchase price of $375,000. Lastec is unaffiliated with the Company. The Company has discontinued its Florida operations. Lastec has paid the Company a deposit of $37,500, and has executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest due on or before October 6, 2000. The promissory note accrues interest at the rate of 8% PER ANNUM. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is guaranteed by John Yorke and Raymond Thompson, who are principals of Lastec. As of April 7, 2000, a significant portion of the debts related to these operations have been paid from the proceeds of the August 9, 1999 Financing resulting in gross proceeds of $9,310,374 to the Company and the March 16, 2000 Financing resulting in net proceeds of approximately $14,300,000 to the Company and the sale of certain assets related to the Company's non-excimer laser operations. The Company paid $950,000 in cash to the landlord for the Florida lease in connection with the satisfaction of a judgment and settlement of certain claims against the Company in the aggregate amount of $1,114,000. These amounts were previously accrued. Further, the Company closed the transactions with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components, for a purchase price of $213,000. Laser Components is unaffiliated with the Company. In addition, Laser Components assumed the Company's prospective obligations under the Company's Massachusetts office lease. The Company has discontinued its Massachusetts operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Discontinuance of the Company's Non-Excimer Laser Business Operations."

         Management's decision to suspend these business operations is consistent with the Company's new business strategy and has resulted in the intended discontinuance of business operations, which generated approximately 76% of the Company's revenues for 1998 and 1999. The Company has retained accounts receivable of an aggregate of $176,179 (net of an allowance of $83,000), at December 31, 1999, from these business operations and certain of its patents related to its non-excimer laser systems.

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


         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998. Total revenues for the year ended December 31, 1999 decreased approximately 48.5% to $1,208,835 from $2,349,448 for the year ended December 31, 1998. Total revenues for the years ended December 31, 1999 and 1998 primarily consisted of:
(i) sales of $1,114,929 and $1,580,422, in the respective years, of the Company's scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities, and (ii) revenues of $93,906 and $769,026, in the respective years, relating to the sale of the Company's excimer lasers to Edwards and the recognition of payments made by Edwards to commercialize the Company's excimer lasers in connection with the Edwards Agreement. Revenues on sales of medical and scientific lasers decreased in the years ended December 31, 1999 from the corresponding period ended December 31, 1998 due to reduced volume of sales and discounting on sales of medical and scientific lasers in connection with the Company's focusing its marketing efforts on its excimer laser systems.


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

         Depreciation and amortization during the year ended December 31, 1999 decreased to $1,016,628 from $1,088,649 during the year ended December 31, 1998. These amounts primarily related to the amortization of the prepaid license fee from Edwards, the depreciation of newly acquired equipment in 1998 and amortization of goodwill from the acquisition of Acculase.

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

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. Total revenues for the year ended December 31, 1998 decreased approximately 38% to $2,349,448 from $3,815,330 for the year ended December 31, 1997. Total revenues for the years ended December 31, 1998 and 1997 primarily consisted of: (i) sales of $1,580,422 and $2,960,330, in the respective years, of the Company's scientific and medical lasers from the operations of the Company's Florida and Massachusetts facilities, and (ii) revenues of $769,026 and $855,000, in the respective years, relating to the sale of the Company's excimer lasers to Edwards and the recognition of certain payments made by Edwards to commercialize the Company's excimer lasers in connection with the Edwards Agreement. Revenues on sales of medical and scientific lasers decreased in 1998 due to reduced volume of sales and discounting on sales of medical and scientific lasers in connection with the Company's focusing its marketing efforts on its excimer laser systems.

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


         Depreciation and amortization during the year ended December 31, 1998 increased to $1,088,649 from $741,481 during the year ended December 31, 1997. This increase related to the amortization of the prepaid license fee from Edwards, depreciation of newly acquired equipment in 1998 and amortization of goodwill from the acquisition of Acculase.


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

         From September, 1997 through March, 2000, the Company issued certain securities, including shares of Common Stock and other derivative securities convertible or exercisable into shares of Common Stock, in order to finance the Company's business operations. All of the shares of Common Stock and the shares of Common Stock underlying such derivative securities have been registered in the Registration Statement.

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

         As of December 31, 1999, the Company had long-term borrowings in the aggregate amount of $43,620, less the current portion. As of December 31, 1998, the Company had long-term borrowings in the aggregate amount of $69,893, less the current portion. The decrease in long-term borrowings relates to payments of certain scheduled obligations, including: (a) obligations payable in the total amount of $282,559, pursuant to the Plan, to former members of the Board of Directors of the Company. The notes related to those obligations went into default in the first quarter of 1999. The Company paid these notes from the proceeds of the $2,380,000 Convertible Note offering received by the Company in April, 1999, which notes were converted into equity of the Company on August 2, 1999; (b) promissory notes payable in the total principal amount of $165,298, with accrued pursuant to the Plan, to the former unsecured creditors of the Company. These promissory notes have been paid in full; (c) secured promissory notes payable in the total amount of $127,860 pursuant to the Plan, to Novartis Corp., formerly known as Ciba-Geigy. Interest accrues at the rate of 10% per annum and is payable quarterly through May 5, 1997, and, thereafter, with monthly principal and interest payments of $6,384 through May, 1999. The Company has paid this promissory note in full; (d) a promissory note payable to the U.S. Treasury for delinquent taxes in the amount of $14,873. This note bears interest at the rate of 9% per annum, payable in monthly principal and interest installments of $5,757 through July, 2000. This promissory note has been paid in full; (e) unsecured promissory notes payable to various creditors in the aggregate amount of $17,608. These notes are payable with interest at 9% per annum, in various monthly principal and interest installments through July, 2000. These promissory notes haven been paid in full.; (f) a secured promissory note in the amount of $16,670, payable to Laser Center of America, with interest at the rate of 9% per annum, in monthly installments of principal and interest of $1,258, through January, 2001. This promissory note is current, as of the date of this Report; and (g) an unsecured promissory note in the amount of $55,021, payable to the lessor of the Carlsbad facility, with interest at 10% per annum, in monthly installments of principal and interest of $1,775 through December 31, 2002. This promissory note has been paid in full.

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

         Net cash used in investing activities was $40,442, $145,758 and $4,093,293 for the years ended December 31, 1999, 1998 and 1997, respectively. In the year ended December 31, 1999, the Company utilized $40,442 to acquire equipment for the Company's excimer laser business operations. In the year ended December 31, 1998, the Company utilized $116,158 to purchase equipment and for the construction of a laser to be used as a demonstration model, and to make advance payments of $29,600 to a former officer and director. In the year ended December 31, 1997, the Company utilized $4,001,926 to make payments to Edwards to acquire licenses under the Edwards Agreement, $37,541 to purchase certain equipment and advance payments of $25,000 to a former officer and director and $48,000 to Helionetics, which was offset by the receipt of $19,174 from the sale of certain equipment.

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

         In December 1999, the Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101A was issued by the Commission on March 24, 2000 and delays the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

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

NAME                                      POSITION                                                         AGE
----                                      --------                                                         ---
Warwick Alex Charlton            Non-Executive Chairman of the Board of Directors                          40
Jeffrey F. O'Donnell             Director, President and Chief Executive Officer                           40
Dennis McGrath                   Chief Financial Officer and Vice President-Finance and Administration     43
Michael Allen                    Vice President-Sales and Marketing                                        45
John J. McAtee, Jr.              Director                                                                  62
Alan R. Novak                    Director                                                                  65
Harry Mittelman, M.D.            Director                                                                  58
Steven Girgenti                  Director                                                                  54
Samuel E. Navarro                Director                                                                  44
Richard De Piano                 Director                                                                  58

         WARWICK ALEX CHARLTON was appointed to the Board of Directors and became the Non-Executive Chairman of the Board of Directors on March 8, 1999. Mr. Charlton is the Managing Director of True North Partners LLC, a venture capital firm with a specialty in the health care field. Mr. Charlton has 19 years of business experience, consisting of ten years of line management experience and nine years in the consulting profession (previously with Booz Allen & Hamilton and the Wilkerson Group). Mr. Charlton received an honors degree in Marketing from the University of Newcastle and an MBA from Cranfield Institute of Technology. Mr. Charlton was formerly a Vice President of CSC Healthcare, Inc.

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

         RICHARD DEPIANO has been a member of the Board of Directors of the Company since May 4, 2000. He has been a director of Escalon Medical Corporation, a publicly traded healthcare business specializing in the development and marketing of ophthalmic devices, pharmaceutical and vascular access products, since February, 1996, and has served as its Chairman and Chief Executive Officer since March, 1997. He has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. He is also the Chairman of the Board of Directors of Surgical Laser Technologies, Inc.

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


         The Company has obtained directors' and officers' liability insurance with a $10,000,000 limit of liability. The policy period expires on February 25, 2001. The Company intends to renew such policy or obtain comparable coverage after the expiration of such policy. However, there can be no assurances to this effect.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table reflects, as of May 5, 2000 the beneficial Common Stock ownership of: (a) each director of the Company, (b) each Named Executive (See "Compensation of Executive Officer and Directors"), (c) each person known by the Company to be a beneficial holder of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

                                                                        NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                    SHARES #         PERCENTAGE
------------------------------------                                    --------         ----------
Warwick Alex Charlton(1).............................................   175,000          1.14
Jeffrey F. O'Donnell(2)..............................................   226,667          1.46
Dennis McGrath(3)....................................................   116,667             *
Alan R. Novak(4).....................................................   145,000             *
John J. McAtee, Jr.(5)...............................................   224,000          1.45
Steven Girgenti(6)...................................................   244,500          1.57
Harry Mittelman(7)...................................................   384,014          2.48
Samuel E. Navarro(8).................................................   43,334              *
Richard DePiano(9)...................................................   5,000               *
Joseph E. Gallo, Trustee(10).........................................   987,943          6.44
Pennsylvania Merchant Group, Ltd.(11)................................   1,213,647        7.61
Calvin Hori, Hori Capital Management, Inc. and Platinum Partners LP(12) 933,100          6.08
All directors and officers as a group (9 persons)(13)................   1,563,682        9.55


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

*        Less than 1%.


(1) Includes 170,000 shares of Common Stock and options to purchase 5,000 shares of Common Stock. Does not include options to acquire up to 15,000 shares of Common Stock, which may vest during 2000. Mr. Charlton's address is 65 Broadway, 7th Floor, New York, NY 10006. See "Certain Relationships and Related Transactions."

(2) Includes 10,000 shares registered in the name of 531 E. Lancaster Ave. LLC (which shares have been registered in the Registration Statement), of which Mr. O'Donnell is a partner, and options to purchase 216,667 shares of Common Stock. Does not include options to purchase up to 433,333 shares of Common Stock, which vest over the next two years. Mr. O'Donnell's address is Five Radnor Corporate Center, Suite 470, Radnor, Pennsylvania 19087. See "Certain Relationships and Related Transactions."

(3) Includes options to purchase 116,667 shares of Common Stock. Does not include options to purchase up to 233,333 shares of Common Stock, which vest over the next two years. Mr. McGrath's address is Five Radnor Corporate Center, Suite 470, Radnor, Pennsylvania 19087. See "Certain Relationships and Related Transactions."

(4) Includes 28,601 shares of Common Stock, which have been registered in the Registration Statement and options to purchase up to 116,399 shares of Common Stock. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007. See "Certain Relationships and Related Transactions."

(5) Includes 84,000 shares, which have been registered in the Registration Statement and options to purchase up to 140,000 shares of Common Stock. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. Mr. McAtee's address is Two Greenwich Plaza, Greenwich, Connecticut 06830. See "Certain Relationships and Related Transactions."

(6) Includes options to purchase 70,000 shares of Common Stock issued to Mr. Girgenti and Warrants to purchase 174,000 shares of Common Stock, issued to Healthworld, of which Mr. Girgenti is Chairman and Chief Executive Officer. The 174,000 shares underlying such Warrants have been registered in the Registration Statement. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. Mr. Girgenti's address is Healthworld Corporation, 100 Avenue of the Americas, 8th Floor, New York, New York 10013. See "Certain Relationships and Related Transactions."

(7) Includes 251,014 shares of Common Stock, Warrants to purchase 63,000 shares and options to purchase 70,000 shares of Common Stock beneficially owed by Dr. Mittelman, including shares and Warrants registered in the name of certain trusts of which he serves as the trustee, his IRA and pension profit sharing plan, his wife, jointly with his wife and in his own name. Of these securities, 141,100 shares and 63,000 shares underlying such Warrants have been registered in the Registration Statement. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. A total of 204,100 shares and shares underlying the Warrants have been registered in the Registration Statement. Dr. Mittelman's address is 2200 Sand Hill Road, Suite 110, Menlo Park, California 94025. See "Certain Relationships and Related Transactions."

(8) Includes options to purchase 43,334 shares of Common Stock. Does not include options to purchase up to 66,661 shares of Common Stock, which may vest over the next two years. Does not include options to purchase up to 15,000 shares of Common Stock, which may vest during 2000. Mr. Navarro's address is 55 East 52nd St., 33rd Floor, New York, New York 10055. See "Certain Relationships and Related Transactions."

(9) Includes options to purchase up to 5,000 shares of Common Stock. Does not include options to purchase up to 10,000 shares of Common Stock, which may vest during 2000. Mr. DePiano's address is 351 East Conestoga Road, Wayne, Pennsylvania 19087.

(10) Includes 987,943 shares of Common Stock. Mr. Gallo is the Trustee of four (4) trusts, which own these securities. All of the shares of Common Stock have been registered in the Registration Statement. Mr. Gallo's address is 600 Yosemite Blvd., Modesto, California 95354. See "Certain Relationships and Related Transactions."

(11) Pennsylvania Merchant Group, Ltd. is the registered owner of 179,543 shares of Common Stock and Warrants to purchase up to 468,104 shares of Common Stock. Richard A. Hansen is the President and a director of PMG. Mr. Hansen is the registered owner of 75,000 shares of Common Stock and options to purchase 75,000 shares of Common Stock, and his wife, Penelope S. Hansen is the registered owner of 25,000 shares of Common Stock. Frank A. Abruzzese, Frank J. Campbell and Peter S. Rawlings are directors of PMG. Mr. Abruzzese is the beneficial owner of 11,000 shares. Mr. Campbell is the beneficial owner of 165,000 shares and warrants to purchase 25,000 shares. Mr. Rawlings is the registered owner of 160,000 shares of Common Stock, and his wife Sarah P. Rawlings is the registered owner of 40,000 shares of Common Stock. All of the shares of Common Stock and the shares underlying the Warrants have been registered in the Registration Statement. The address of PMG and each of such persons is Four Falls Corporate Center, West Conshohocken, Pennsylvania 19428. See "Certain Relationships and Related Transactions-Convertible Debt and Conversion of Convertible Debt."

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


(13) Includes 548,615 shares of Common Stock and Options and Warrants to purchase up to 1,015,067 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONVERTIBLE DEBT AND CONVERSION OF CONVERTIBLE DEBT


         In March, 1999, the Company issued to 38 accredited investors $2,380,000 of units of its securities (the "Units"), each Unit consisting of:
(i) $10,000 principal amount of convertible promissory notes (the "Convertible Notes"); and (ii) common stock purchase warrants to purchase up to 2,500 shares of Common Stock (the "Unit Warrants"). On August 2, 1999, the Convertible Note holders converted the Convertible Notes and accrued and unpaid interest thereon into 1,190,819 shares of Common Stock at a conversion price of $2.00 per share. In March, 1999, the price of the Company's Common Stock in the Over The Counter market ranged from $2.625 to $4.50 per share. On March 29, 1999, the price of the Common Stock was $3.875. The Company used the proceeds of this financing to fund marketing, research and development expenses, the purchase of equipment relating to the manufacture of the Company's excimer lasers, other operating activities, and the payment of certain liabilities. The shares issued from the conversion of the Convertible Notes have been registered in the Registration Statement.

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

         On August 9, 1999, the Company issued to 96 investors 2,068,972 shares of the Company's Common Stock in connection with the August 9, 1999 Financing. The Company paid PMG a commission of 8% of the gross proceeds, or $744,000, $25,000 for reimbursement of expenses and, for each $1,000,000 of gross proceeds received by the Company, warrants to purchase 10,000 shares of Common Stock at $4.50 per share (an aggregate of 93,104 warrants). On the date of the closing of the August 9, 1999 Financing, the price of the Company's Common Stock was $5.19. The 2,068,972 shares of Common Stock sold in the August 9, 1999 Financing have been registered in the Registration Statement.

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

CERTAIN ISSUANCES OF SECURITIES

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

         The Company had agreed to pay Raymond A. Hartman, the former President and Director of the Company, for commissions earned in connection with the Edwards Agreement. In 1998, the Company recognized $72,000 of commission expenses related to this agreement. At December 31, 1998, the Company owed $136,002 to Mr. Hartman. All amounts due to Mr. Hartman were paid during the year ended December 31, 1999. At December 31, 1998, the Company had made advances of approximately $54,600 to Chaim Markheim, former Chief Operating Officer and director of the Company. During 1999, these advance payments were recognized as compensation to Mr. Markheim in lieu of repayment. In the year ended December 31, 1997, the Company made advance payments in the amount of $48,000 to Helionetics, which were subsequently written off on the Company's financial statements.

         FORMER AGREEMENT WITH CSC HEALTHCARE, INC. On October 29, 1998, the Company and CSC entered into an agreement ("the CSC Agreement"), under which CSC is to develop a commercial strategy and to define and obtain the required resources for the commercial exploitation of the Company's excimer laser technology. Under the CSC Agreement, CSC was to provide consulting services to various businesses, including the Company, regarding the introduction of medical technology for commercialization. Subsequently, CSC filed a complaint against the Company, alleging the failure to pay for professional services performed by CSC, plus expenses. The dispute was resolved by a settlement in which the Company paid CSC the sum of $700,000. Warwick Alex Charlton, a former Vice President of CSC, is also the Non-Executive Chairman of the Board of Directors of the Company. See "Management."

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

B.       Reports on Form 8-K
         -------------------

         Not Applicable

C.       Other Exhibits
         --------------

3.1(a)   Certificate of Incorporation (1)
3.1(b)   Amendment to Certificate of Incorporation dated as of June 10, 1999 (1)
3.1(c)   Amendment to Certificate of Incorporation dated as of June 23, 1999 (1)
3.2      Bylaws (1)
10.1     Lease Agreement (Andover, Massachusetts) (2)
10.2     Lease Agreement (Orlando, Florida) (1)
10.3     Lease Agreement (San Diego, California) (3)
10.4(a)  Lease Agreement (Carlsbad, California) dated August 4, 1998 (1)
10.4(b)  Guarantee of Lease by PMG (1)
10.5     Patent License Agreement between the Company and Patlex Corporation (4)
10.6 Master Technology Agreement between the Company and Edwards Lifesciences Corporation, dated July 28, 1997 (5)
10.7 License Agreement between the Company and Edwards Lifesciences Corporation, dated August 19, 1997 (5)
10.8 Manufacturing Agreement between the Company and Edwards Lifesciences Corporation, dated August 19, 1997 (6)
10.9 Clinical Trial Agreement between Massachusetts General Hospital, R. Rox Anderson and Laser Photonics dated
10.10 Consulting Agreement dated as of January 21, 1998 between Laser Photonics and Rox Anderson, M.D. (1)
10.11(a) Asset Purchase Agreement dated January 4, 1999 between the Company and
         Laser Analytics, Inc. (2)
10.11(b) Amendment No. 1 to Asset Purchase Agreement. (2)
10.12    Employment Agreement with Jeffrey F. O'Donnell, dated November 19, 1999
         (1)
10.13    Employment Agreement with Dennis M. McGrath, dated November 24, 1999
         (1)
10.14    Employment Agreement with Michael Allen, dated January 28, 2000 (1)
10.15 Lease between the Company and Radnor Center Associates, dated April 1, 2000 (1)
10.16    Healthworld Agreement, dated May 11, 1999 (1)
10.17    Clinical Trial Agreement, dated July 27, 1999 (Scalp Psoriasis) (1)
10.18 Clinical Trial Agreement, dated July 27, 1999, and Amendment dated March 1, 2000 (Plaque Psoriasis) (1)
10.19    Clinical Trial Agreement, dated July 27, 1999 (High Fluence) (1)
10.20    Clinical Trial Agreement, dated November 15, 1999 (Vitiligo) (1)
10.21    MGH License Agreement, dated November 26, 1997 (1)
10.22 Asset Purchase Agreement with Laser Components GmbH, dated February 29,2000 (1)
16.1     Letter re Change in Certifying Accountant (7)
22.1     List of subsidiaries of the Company (2)
24.1     Consent of Hein + Associates LLP
27       Financial Data Schedules
99.1     Registrant's Third Amended Plan of Reorganization(3)
99.2 Order Confirming Registrant's Third Amended Plan of Reorganization, as modified(3)
99.3 Letter of March 22, 1995 from Coopers & Lybrand, directed to Laser Photonics, Inc.(3)

-----------

(1) Previously as part of the Company's Registration Statement on Form S-1, dated May 12, 2000, filed with the Commission.

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

(7) Filed as part of the Company's Current Report on Form 8-K, dated May 9, 2000, and as amended.


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

                                          LASER PHOTONICS, INC.



Date:  May 26, 2000                      By: /s/ Jeffrey F. O'Donnell
                                             -----------------------------------
                                             Jeffrey F. O'Donnell
                                             President, Chief Executive Officer
                                             and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                     Capacity in Which Signed                      Date
         ---------                     ------------------------                      ----

/s/ Warwick Alex Charlton              Chairman of the Board of Directors          May 26, 2000
------------------------------
    Warwick Alex Charlton


/s/ Jeffrey F. O'Donnell               President, Chief Executive Officer and      May 26, 2000
------------------------------         Director
    Jeffrey F. O'Donnell


/s/ Dennis McGrath                     Chief Financial Officer                     May 26, 2000
------------------------------
    Dennis McGrath


/s/ Alan R. Novak                      Director                                    May 26, 2000
------------------------------
    Alan R. Novak


/s/ John J. McAtee, Jr.                Director                                    May 26, 2000
------------------------------
    John J. McAtee, Jr.


/s/ Steven Girgenti                    Director                                    May 26, 2000
------------------------------
    Steven Girgenti


/s/ Harry Mittleman, M.D.              Director                                    May 26, 2000
------------------------------
    Harry Mittelman, M.D.


/s/ Samuel Navarro                     Director                                    May 26, 2000
------------------------------
    Samuel Navarro

/s/ Richard DePiano                    Director                                    May 26, 2000
------------------------------
    Richard DePiano


                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998, AND 1997


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             PAGE
                                                                                             ----

INDEPENDENT AUDITOR'S REPORT..................................................................F-2

CONSOLIDATED BALANCE SHEETS - December 31, 1999 and 1998......................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years ended December 31, 1999, 1998 and 1997.................................................................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - For the Years ended December 31, 1999,
     1998 and 1997............................................................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years ended December 31, 1999,
     1998 and 1997............................................................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................F-7


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


/s/HEIN + ASSOCIATES LLP
------------------------

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California

February 23, 2000, except for the last paragraph of Note 9 which is dated as of March 16, 2000


                                    LASER PHOTONICS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                              -----------------------------------------
                                                                                     1999                   1998
                                                                              -----------------       -----------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                                $      4,535,557        $        174,468
     Accounts receivable, net of allowance for doubtful accounts of
         $83,000 and $68,000 in 1999 and 1998, respectively                            176,179                 174,676
     Receivable from related party                                                           -                  54,600
     Inventories                                                                     1,170,472                 458,343
     Prepaid expenses and other assets                                                  34,685                  38,120
                                                                              -----------------       -----------------
              Total current assets                                                   5,916,893                 900,207

PROPERTY AND EQUIPMENT, net                                                            152,965                 127,190

PATENT COSTS, net of accumulated amortization of $40,671 and
     $32,318 in 1999 and 1998, respectively                                             44,127                  52,480

PREPAID LICENSE FEE, net of accumulated amortization of
     $1,041,667 and $541,667 in 1999 and 1998, respectively                          2,958,333               3,458,333

EXCESS OF COST OVER NET ASSETS OF ACQUIRED COMPANY, net
     of accumulated amortization of $2,338,569 and $1,862,296 in
     1999 and 1998, respectively                                                             -                 476,273

OTHER ASSETS                                                                            45,346                  48,246

ASSETS HELD FOR SALE                                                                   588,000                 613,901
                                                                              -----------------       -----------------

TOTAL ASSETS                                                                  $      9,705,664        $      5,676,630
                                                                              =================       =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Current portion of notes payable and long-term debt                      $        353,710        $        748,441
     Payable to related party                                                                -                 136,002
     Accounts payable                                                                2,034,371               1,214,938
     Accrued payroll and related expenses                                              376,967                 437,115
     Other accrued liabilities                                                       1,372,668                 884,944
     Deferred revenues                                                                 250,000                 343,906
                                                                              -----------------       -----------------

              Total current liabilities                                              4,387,716               3,765,346

NOTES PAYABLE AND LONG-TERM DEBT, less current portion                                  43,620                  69,893
                                                                              -----------------       -----------------

              Total liabilities                                                      4,431,336               3,835,239
                                                                              -----------------       -----------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 8 and 12)                                            -                       -

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; 25,000,000 shares authorized,
         13,267,918 and 9,895,684 shares issued and outstanding in
         1999 and 1998, respectively                                                   132,679                  98,957
     Additional paid-in capital                                                     30,759,186              17,439,904
     Accumulated deficit                                                           (25,617,537)            (15,697,470)
                                                                              -----------------       -----------------
              Total stockholders' equity                                             5,274,328               1,841,391
                                                                              -----------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $      9,705,664        $      5,676,630
                                                                              =================       =================

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                       FINANCIAL STATEMENTS.


                                    LASER PHOTONICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------------------------
                                                                  1999                 1998                   1997
                                                           -------------------  -------------------   -------------------
REVENUES:
   Sales                                                   $        1,114,929   $        1,580,422    $        2,960,330
   Other                                                               93,906              769,026               855,000
                                                           -------------------  -------------------   -------------------
                                                                    1,208,835            2,349,448             3,815,330
                                                           -------------------  -------------------   -------------------
COSTS AND EXPENSES
   Cost of sales                                                    1,257,438            1,806,557             2,090,276
   Selling, general and administrative                              4,930,095            3,608,108             2,181,304
   Research and development                                         2,061,241            1,243,372               685,109
   Bad debt expense related to related party receivable                     -                    -                48,000
   Depreciation and amortization                                    1,016,628            1,088,649               741,481
                                                           -------------------  -------------------   -------------------
                                                                    9,265,402            7,746,686             5,746,170
                                                           -------------------  -------------------   -------------------

LOSS FROM OPERATIONS                                               (8,056,567)          (5,397,238)           (1,930,840)
                                                           -------------------  -------------------   -------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                (1,999,921)            (510,948)             (386,069)
   Interest income                                                    127,221                8,907                52,280
   Other                                                               13,582               (6,008)              (38,572)
                                                           -------------------  -------------------   -------------------

LOSS BEFORE INCOME TAX                                             (9,915,685)          (5,905,287)           (2,303,201)

INCOME TAX EXPENSE                                                     (4,382)              (3,300)               (3,900)
                                                           -------------------  -------------------   -------------------

NET LOSS                                                   $       (9,920,067)  $       (5,908,587)   $       (2,307,101)
                                                           ===================  ===================   ===================

BASIC AND DILUTED LOSS PER SHARE                           $            (0.89)  $            (0.64)   $            (0.35)
                                                           ===================  ===================   ===================

WEIGHTED AVERAGE SHARES                                            11,207,727            9,287,507             6,531,190
                                                           ===================  ===================   ===================


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                       FINANCIAL STATEMENTS.


                                         LASER PHOTONICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                COMMON STOCK           ADDITIONAL
                                                        ----------------------------     PAID-IN       ACCUMULATED
                                                            SHARES         AMOUNT        CAPITAL         DEFICIT          TOTAL
                                                        ------------    ------------  -------------  --------------  -------------
BALANCES, January 1, 1997                                 6,162,583     $    61,626   $  5,330,228   $  (7,481,782)  $ (2,089,928)
     Sale of stock and warrants, net of expenses          2,179,500          21,795      6,237,282            -         6,259,077
     Stock issued for services                              105,000           1,050         94,575            -            95,625
     Stock issued to purchase debt and accrued
         interest                                           800,000           8,000      2,151,708            -         2,159,708
     Capital contributions from Helionetics, Inc.              -              -            140,448            -           140,448
     Compensation recognized upon issuance of
         stock options                                         -              -            671,323            -           671,323
     Net Loss                                                  -              -               -         (2,307,101)    (2,307,101)
                                                        ------------    ------------  -------------  --------------   ------------
BALANCES, December 31, 1997                               9,247,083          92,471     14,625,564      (9,788,883)     4,929,152
     Conversion of convertible notes payable                600,000           6,000      1,144,000            -         1,150,000
     Sale of stock                                           28,601             286         35,465            -            35,751
     Warrants issued for services                              -              -          1,318,200            -         1,318,200
     Stock issued for services                               20,000             200         19,800            -            20,000
     Allocation of proceeds from notes payable due
         to beneficial conversion feature                      -              -            296,875            -           296,875
     Net Loss                                                  -              -               -         (5,908,587)    (5,908,587)
                                                        ------------    ------------  -------------  --------------   ------------

BALANCES, December 31, 1998                               9,895,684          98,957     17,439,904     (15,697,470)     1,841,391
     Allocation  of proceeds from notes payable due
         to beneficial conversion feature                      -              -          1,115,625            -         1,115,625
     Proceeds from issuance of warrants                        -              -            368,900            -           368,900
     Compensation recognized upon issuance of stock
        options                                                -              -             78,125            -            78,125
     Stock options issued for services                         -              -            679,947            -           679,947
     Stock issued to pay interest                            38,262             382        148,810            -           149,192
     Conversion  of  convertible  debentures, net of
        unamortized debt issuance costs                   1,190,000          11,900      2,296,271            -         2,308,171
     Sale of stock, net of expenses                       2,068,972          20,690      8,519,854            -         8,540,544
     Proceeds from exercise of warrants                      75,000             750        111,750            -           112,500
     Net loss                                                  -              -               -         (9,920,067)    (9,920,067)
                                                        ------------    ------------  -------------  --------------   ------------

BALANCES, December 31, 1999                              13,267,918     $   132,679   $ 30,759,186   $ (25,617,537)  $  5,274,328
                                                        ============    ============  =============  ==============  =============

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                                 FINANCIAL STATEMENTS.


                                    LASER PHOTONICS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                    1999               1998                 1997
                                                               --------------     --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $  (9,920,067)     $  (5,908,587)       $  (2,307,101)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Depreciation and amortization                             1,016,628          1,088,649              741,481
         Write down of inventory to net realizable value             104,311            239,776                  -
         Interest expense related to beneficial conversion
              feature and amortization of discount on
              convertible notes                                    1,512,292            296,875                  -
         Amortization of debt issuance costs                          67,004                -                    -
         Bad debt expense related to related party receivable           -                   -                 48,000
         Allowance for doubtful accounts                              14,415                -                (25,000)
         Stock issued to pay interest                                149,192                -                168,268
         Warrants and options issued for services                    679,947          1,318,200                  -
         Stock issued for services                                      -                20,000               95,625
         Compensation recognized upon issuance of stock
              options                                                 78,125                -                671,323
         Compensation recognized in lieu of repayment of note         54,600                -                    -
         Changes in operating assets and liabilities:
              Accounts receivable                                    (15,918)           168,790               64,970
              Inventories                                           (792,094)          (199,671)             (60,198)
              Prepaid expenses and other assets                        7,890             (1,576)             (63,350)
              Accounts payable                                       819,433            355,379              161,373
              Accrued payroll and related expenses                   (16,372)            36,893             (270,259)
              Other accrued liabilities                              443,948            253,136             (313,983)
              Deferred revenues                                      (93,906)           248,906               95,000
                                                               --------------     --------------       --------------
         Net cash used in operating activities                    (5,890,572)        (2,083,230)            (993,851)
                                                               --------------     --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                          (40,442)          (116,158)             (37,541)
     Proceeds from disposal of property and equipment                   -                   -                 19,174
     Acquisition of patents and licenses                                -                   -             (4,001,926)
     Advances to related parties                                        -               (29,600)             (73,000)
                                                               --------------     --------------       --------------
         Net cash used in investing activities                       (40,442)          (145,758)          (4,093,293)
                                                               --------------     --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock and warrants                      8,540,544             35,751            6,259,077
     Proceeds from convertible notes payable                       2,380,000          1,276,960               71,094
     Payments for debt and warrant issuance costs                   (166,600)               -                    -
     Proceeds from notes payable                                      86,485                -                    -
     Payments on notes payable                                      (524,824)          (135,187)            (157,543)
     Payments on related party notes payable                        (147,342)               -                    -
     Advances from related parties                                    11,340                -                    -
     Capital contributions from Helionetics, Inc.                       -                   -                140,448
     Proceeds from exercise of warrants                              112,500                -                    -
                                                               --------------     --------------       --------------
         Net cash provided by financing activities                10,292,103          1,177,524            6,313,076
                                                               --------------     --------------       --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               4,361,089         (1,051,464)           1,225,932

CASH AND CASH EQUIVALENTS, beginning of period                       174,468          1,225,932                  -
                                                               --------------     --------------       --------------

CASH AND CASH EQUIVALENTS, end of period                       $   4,535,557      $     174,468        $   1,225,932
                                                               ==============     ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                              $      82,719      $     137,572        $     158,939
                                                               ==============     ==============       ==============
         Income taxes                                          $       5,732      $         -          $         -
                                                               ==============     ==============       ==============
     Non-cash transactions:

         Conversion of convertible debentures to common stock  $   2,308,171      $   1,150,000        $         -
                                                               ==============     ==============       ==============

         Note payable issued to acquire leasehold improvements $        -         $      70,000        $         -
                                                               ==============     ==============       ==============

         Note payable issued to acquire property and equipment $      17,335      $         -          $         -
                                                               ==============     ==============       ==============
         Stock issued to purchase debt and accrued interest    $        -         $         -          $   2,159,708
                                                               ==============     ==============       ==============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                       FINANCIAL STATEMENTS.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF OPERATIONS:
--       --------------------------------------

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--       -------------------------------------------

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, entitled "Revenue Recognition in Financial Statements." SAB 101A was issued by the SEC on March 24, 2000 and delays the required implementation date of SAB 101 until the second quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior year's consolidated financial statements to conform with the current presentation. Such reclassifications had no effect on net loss.

3.       BASIS OF PRESENTATION:
--       ----------------------

         As shown in the accompanying financial statements, the Company has reported significant net losses for the years ended December 31, 1999, 1998 and 1997 resulting in an accumulated deficit of $25,617,537 as of December 31, 1999.

         During 1997, 1998 and 1999, the Company took steps to mitigate the losses and enhance its future viability, as follows. AccuLase entered into a Master Technology Agreement with Baxter Healthcare Corporation (see Note 12) under which AccuLase has received $1,968,000 and will receive additional purchase commitments and future royalty payments. During 1998, the Company received proceeds of $1,150,000 through the issuance of convertible debentures, which were converted into 600,000 shares of the Company's common stock on December 31, 1998. The Company's board of directors authorized management to pursue the sale of certain assets of Laser Photonics, Inc's Florida operations and Laser Analytics, Inc., or consider the closure of their operations.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Additionally, during March 1999, the Company issued convertible notes generating gross proceeds of approximately $2,300,000 to the Company. Also, the Company anticipates delivering certain lasers to Baxter under its agreement with them during the first quarter of 2000, which will generate additional cash of $350,000 to the Company. The Company also raised net proceeds of approximately $8,500,000 in the third quarter of 1999 from the sale of common stock. Finally, management expects to raise additional working capital through the issuance of debt and equity securities (See Note 13). Management believes that these actions will provide sufficient cash flow to pay the Company's obligations as they come due for at least the next year.

4.       NVENTORIES
--       ----------

         Inventories are as follows:

                                                                              DECEMBER 31,
                                                                  --------------------------------
                                                                      1999             1998
                                                                  --------------    --------------
                  Raw materials                                   $     633,032     $     229,199
                  Work-in-progress                                      557,440           249,144
                  Finished goods                                           -                 -
                                                                  --------------    --------------
                                                                      1,190,472           478,343
                  Allowance for obsolescence                            (20,000)          (20,000)
                                                                  --------------    --------------
                                                                  $   1,170,472     $     458,343
                                                                  ==============    ==============

5.       PROPERTY AND EQUIPMENT:
--       -----------------------

         Property and equipment consists of the following:

                                                                              DECEMBER 31,
                                                                  --------------------------------
                                                                      1999             1998
                                                                  --------------    --------------
                  Machinery and equipment                         $      23,981     $      18,434
                  Furniture and fixtures                                100,190            49,988
                  Leasehold improvements                                 78,716            76,688
                                                                  --------------    --------------
                                                                        202,887           145,110
                  Accumulated depreciation and amortization             (49,922)          (17,920)
                                                                  --------------    --------------
                                                                  $     152,965     $     127,190
                                                                  ==============    ==============

         Depreciation expense amounted to $18,038, $60,615 and $171,777 in 1999, 1998 and 1997, respectively.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       OTHER ACCRUED LIABILITIES:
--       --------------------------

         Other accrued liabilities consists of the following:

                                                          DECEMBER 31,
                                                --------------------------------
                                                    1999               1998
                                                --------------    --------------
                  Accrued consulting fees       $     739,000     $     291,000
                  Accrued interest                    141,110           163,983
                  Accrued property taxes               88,360           153,880
                  Accrued royalty                      64,282            62,020
                  Accrued warranty                     32,331            50,000
                  Customer deposits                    49,875               957
                  Accrued group insurance              99,222            55,173
                  Other accrued liabilities           158,488           107,931
                                                --------------    --------------
                                                $   1,372,668     $     884,944
                                                ==============    ==============

7.       CONVERTIBLE NOTES PAYABLE:
--       --------------------------

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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       NOTES PAYABLE AND LONG-TERM DEBT:
--       ---------------------------------

         Notes payable and long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                -----------------------------------
                                                                                     1999                  1998
                                                                                --------------       --------------
         Notes payable - unsecured creditors, interest at prime rate, quarterly interest only payments beginning October 1, 1995,
         principal due October 1, 1999, unsecured.                              $           -        $     282,559

         Notes payable - unsecured creditors, interest at prime rate, quarterly interest only payments beginning October 1, 1995,
         principal due October 1, 1999, unsecured. Payments past due.                 165,298              165,298

         Note payable - creditor, interest at 10%, monthly interest only payments through May 5, 1997, thereafter monthly interest and principal payments of $6,384 through May 1999, unsecured.
         Payments past due.                                                           127,860              127,860


         Note payable - U.S. Treasury, interest at 9%, payable in
         monthly principal and interest installments through July 2000,
         unsecured.                                                                    14,873               58,554

         Notes payable - various creditors, interest at 9%, payable in various monthly principal and interest installments through
         July 2000, unsecured. Payments past due.                                      10,101               85,250

         Note payable - creditor, interest at 9%, payable in monthly principal and interest installments of $1,258 through January
         2001, collateralized by personal property of the Company.                     16,670               28,813

         Note payable - lessor, interest at 10%, payable in monthly principal and interest installments of $1,775 through December
         31, 2002, unsecured.                                                          55,021               70,000


         Note payable - creditor, interest at 13.5%, payable in monthly principal and interest installments of $1,552 through May
         2000.                                                                          7,507                    -
                                                                                --------------       --------------
                                                                                      397,330              818,334
         Less current maturities                                                     (353,710)            (748,441)
                                                                                --------------       --------------
                                                                                $      43,620        $      69,893
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

         As a result of the past due payments on some of the notes listed above, the notes are callable at the option of the holder. Therefore, these notes have been classified as current. Aggregate maturities required on notes payable and long-term debt at December 31, 1999 are due in future years as follows:

                  2000                                          $     353,710
                  2001                                                 23,426
                  2002                                                 20,194
                                                                --------------
                                                                $     397,330
                                                                ==============

9.       STOCKHOLDERS' EQUITY:
--       ---------------------

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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In May 1999, the Company issued warrants to purchase 174,000 shares of common stock to Healthworld for various marketing services. This warrant was issued in connection with and in consideration of certain agreements dated May 11, 1999. (See Note 13). The warrant vests ratably over a twelve-month period, provided that the agreement is still in force between the parties. Based on the terms of the agreement, there is not a performance commitment prior to the completion of the services. Thus, the measurement date used to determine compensation is the date on which the performance is complete. The warrants are exercisable at $4.69 per share. The options vest ratably over a twelve month period. At December 31, 1999 101,500 warrants were vested. Compensation expense of $278,722 was recorded as required under FASB123.

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

         During 1999, the Board issued options to purchase 32,230 shares of common stock to legal counsel as payment for legal services rendered. These options were issued as part of a fee agreement whereby legal counsel received options having an exercise price equal to 20% of its monthly fees in the form of Common Stock of the company, valued at the closing bid price on the last day of each month. Based on the terms of the agreement, there is not a performance commitment prior to the completion of the services. Thus, the measurement date used to determine compensation is the date in which the performance of the services is complete. The options are exercisable at prices ranging from $1.50 to $5.10. The exercise prices represent 85% of the trading price of the Company's common stock on the last day of the month in respect of which the options were granted. The Company has recognized compensation expense of $90,804 during 1999 as required by FASB123.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of option transactions during 1997, 1998, and 1999 under the Plan follows:

                                                 NUMBER OF      WEIGHTED AVERAGE
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

         If not previously exercised, the outstanding plan options will expire as follows:

                                                NUMBER OF       WEIGHTED AVERAGE
              YEAR ENDING DECEMBER 31,            SHARES         EXERCISE PRICE
              ------------------------        --------------     --------------
                           2006                     335,000      $        1.50
                                              --------------     --------------

                                                    335,000      $        1.50
                                              ==============     ==============

         A summary of non-plan option transactions during 1997, 1998, and 1999 follows:

                                                 NUMBER OF      WEIGHTED AVERAGE
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

         If not previously exercised the outstanding non-plan options will expire as follows:

                                                  NUMBER OF     WEIGHTED AVERAGE
              YEAR ENDING DECEMBER 31,              SHARES       EXERCISE PRICE
              ------------------------        --------------     --------------
                           2002                     570,399      $        0.87
                           2003                     390,000               2.88
                           2004                   2,045,000               4.50
                           2006                      10,000               1.50
                           2009                      32,230               2.82
                                              --------------     --------------

                                                  3,047,629      $       3.59
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

                                                                      DECEMBER 31,
                                           -----------------------------------------------------------------
                                                  1999                   1998                    1997
                                           ------------------     ------------------      ------------------
                  Net loss                 $     (11,989,030)     $      (6,784,686)      $      (2,965,259)
                                           ==================     ==================      ==================
                  Net loss per share       $           (1.07)     $           (0.73)      $           (0.45)
                                           ==================     ==================      ==================

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

         In January and February 2000, the Company issued stock options to purchase 270,000 shares of common stock at exercise prices ranging from $10.50 to $13.50.

         On March 16, 2000, the Company completed a private offering of 1,409,092 shares of its common stock at $11.00 per share for gross proceeds of approximately $15,500,000. In connection with the offering, the Company paid a commission to ING Baring of $930,000.

10.      INCOME TAXES:
---      -------------

         Income tax expense (benefit) is comprised of the following:

                                                   YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------
                                         1999               1998               1997
                                    --------------     --------------     --------------
         CURRENT
              Federal               $       -          $         -        $       -
              State                         4,382              3,300              3,900
                                    --------------     --------------     --------------
                                            4,382              3,300              3,900
                                    --------------     --------------     --------------

         DEFERRED
              Federal                       -                    -                  -
              State                         -                    -                  -
                                    --------------     --------------     --------------
                                            -                    -                  -
                                    --------------     --------------     --------------
         INCOME TAX EXPENSE         $       4,382      $       3,300      $       3,900
                                    ==============     ==============     ==============

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                                 DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                        1999                    1998
                                                                                  -----------------       -----------------
         Current deferred tax assets:
              Accounts receivable, principally due to allowances
                  for doubtful accounts                                           $         32,000        $         27,000
              Compensated absences, principally due to accrual
                  for financial reporting purposes                                          22,000                  21,000
              Warranty reserve, principally due to accrual for
                  financial reporting purposes                                              13,000                  19,000
              Inventory obsolescence reserve                                               457,000                 409,000
              Stock option compensation                                                  1,080,000                 769,000
              Accrued expenses                                                              48,000                  63,000
              UNICAP                                                                        35,000                  34,000
                                                                                  -----------------       -----------------
                                                                                         1,687,000               1,342,000
              Less valuation allowance                                                  (1,687,000)             (1,342,000)
                                                                                  -----------------       -----------------
                  Net current deferred tax assets                                 $           -           $          -
                                                                                  =================       =================


                                                                                                 DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                        1999                    1998
                                                                                  -----------------       -----------------
         Noncurrent deferred tax assets:
              Tax credit carryforwards                                            $        413,000        $        334,000
              Net operating loss carryforwards                                           9,727,000               6,534,000
              Depreciation and amortization                                                144,000                 101,000
              Capitalized research and development costs                                   351,000                 339,000
                                                                                  -----------------       -----------------
                                                                                        10,635,000               7,308,000
              Less valuation allowance                                                 (10,635,000)             (7,308,000)
                                                                                  -----------------       -----------------
                  Net noncurrent deferred tax assets                              $           -           $          -
                                                                                  =================       =================

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $24,197,000, which expire in various years through 2019. These net operating losses are subject to annual limitations imposed by the Internal Revenue Code due to change in control of the Companies.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------
                                                            1999                 1998                 1997
                                                      ----------------     ----------------     ----------------
         Total expense (benefit) computed by
              applying the U.S. statutory rate                 (34.0%)              (34.0%)              (34.0%)
         Nondeductible interest                                 20.5                  -                    -
         Permanent differences                                   0.4                 14.6                 25.7
         State income taxes                                      -                    -                    0.2
         Effect of valuation allowance                          13.1                 19.4                  8.3
                                                      ----------------     ----------------     ----------------
                                                                 -   %                -   %                0.2 %
                                                      ================     ================     ================


11.      RELATED PARTY TRANSACTIONS:
---      ---------------------------

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

         The Company has agreed to pay commissions to an officer of the Company for efforts in securing the Baxter Agreement (See Note 12). In 1998, the Company recognized $72,000 of commission expense related to this agreement. In addition, the Company has received advances from the officer for operating expenditures. At December 31, 1998, the amounts due to the officer were $136,002. All amounts due were paid during the year ended December 31, 1999.

         At December 31, 1998, the Company had $54,600 due from an officer of the Company for advances made. During 1999, in lieu of repayment, the advances were recognized as compensation.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      COMMITMENTS AND CONTINGENCIES:
---      ------------------------------

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

                  YEAR ENDED DECEMBER 31,
                           2000                        $         170,000
                           2001                                  170,000
                           2002                                   97,000
                           2003                                   64,000
                                                       -----------------
                  Minimum lease payments               $         501,000
                                                       =================


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

         On November 19, 1999, the Company's Board of Directors voted to terminate Raymond A. Hartman as an officer and employee and Sandra Hartman, the wife of Raymond Hartman, as an employee of the Company and of all subsidiaries of the Company. In addition, the Board of Directors of AccuLase terminated Raymond Hartman as an officer and employee and Sandra Hartman as an employee of AccuLase. Finally, the shareholders of AccuLase removed Raymond Hartman as a director of AccuLase. Prior to the terminations, both Mr. and Ms. Hartman were offered a severance benefit package under which they would tender resignations in lieu of the terminations, and enter into part-time consulting agreements. Raymond Hartman's proposed agreement provided for the payment over two years of a fee equal to 125% of his most recent annual salary. Sandra Hartman's proposed agreement provided for the payment over six months of a fee equal to 75% of her most recent semi-annual salary. The Hartmans declined this offer and, through counsel, alleged wrongful termination by the Company and have threatened legal action. The Company hopes that this matter can be amicably resolved, although no assurances to that effect can be given. If settlement is not reached and litigation is commenced by the Hartmans, the Company will vigorously defend this matter. Since no proceeding has been initiated and no discovery has taken place, all relevant factors which may affect the outcome are not known to the Company, and the Company cannot evaluate the likelihood of a favorable or unfavorable outcome, or to estimate the amount or range of possible gain or loss.

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         PROPOSED SALE OF ASSETS - In December 1998, the Company entered into a letter of intent with a third party to sell certain assets of its non-excimer laser business operations, subject to the assumption of certain liabilities. As originally presented in the company's 1998 annual report and Form 10-K, the net assets attributed to this transaction were classified as liabilities in excess of assets. The closing of the sale was delayed due to difficulties experienced by the Buyer in finding financing to complete the purchase. In January 2000, this transaction was abandoned and the Company began pursuing other alternatives. The Company began negotiating two separate agreements to sell certain assets of its non-excimer laser business operations for a purchase price of $588,000. The December 31, 1998 balances have been restated to reflect the new transactions, which closed subsequent to December 31, 1999. As such, at December 31, 1999 and 1998, the assets attributable to the new transactions have been classified in the consolidated balance sheet as assets held for sale. The amounts are stated at fair value based on the expected proceeds from the proposed sale. During 1999 and 1998, the company incurred a charge of $104,311 and $239,776 to write the inventory down to its net realizable value. The amounts included in the financial statements at December 31, 1999 and 1998 consists of the following:

                     LASER PHOTONICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         DECEMBER 31,
                                                         -------------------------------------------
                                                               1999                      1998
                                                         -----------------         -----------------
              ASSETS:
                  Inventories                            $        428,415          $        452,761
                  Prepaid expenses and other assets                19,800                    21,355
                  Property and equipment, net                     139,785                   139,785
                                                         -----------------         -----------------
              ASSETS HELD FOR SALE                       $        588,000          $        613,901
                                                         =================         =================

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

13.      SUBSEQUENT EVENTS (UNAUDITED):
---      ------------------------------

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

         On April 6, 2000, the sale of the Company's Massachusetts business operations was completed for a purchase price of $213,000. The transaction did not result in a gain or loss to the Company.

         On May 4, 2000, the sale of the Company's Florida business operations was completed for a purchase price of $375,000. The Company received a deposit of $37,500 and a promissory note in the principal amount of $337,500 payable in three installments as follows: $37,500 due on or before May 20, 2000, $100,000 due on or before July 14, 2000, and the balance plus accrued interest at 8% on or before October 6, 2000. The transaction did not result in a gain or loss to the Company.

         In April and may 2000, the Company issued stock options to purchase 323,000 shares of common stock at exercise prices ranging from $9.50 to $11.0625 per share.


                                    LASER PHOTONICS, INC. AND SUBSIDIARIES

                                                  SCHEDULE II
                                       VALUATION AND QUALIFYING ACCOUNTS

                                                                         ADDITIONS
                                                    BALANCE AT          CHARGED TO                               BALANCE AT
                                                     BEGINNING           COSTS AND                                  END OF
                    CLASSIFICATION                   OF PERIOD           EXPENSES           DEDUCTIONS              PERIOD
                                                   -------------       -------------       -------------        -------------
For the year ended December 31, 1999:
     Accumulated amortization - patent costs       $      32,318       $       8,353       $          -         $      40,671
                                                   =============       =============       =============        =============
     Accumulated amortization - prepaid license
         fee                                       $     541,667       $     500,000       $          -         $   1,041,667
                                                   =============       =============       =============        =============
     Accumulated amortization - excess of cost
         over net assets of acquired companies     $   1,862,296       $     476,273       $          -         $   2,338,569
                                                   =============       =============       ==============       =============
     Allowance for doubtful accounts               $      68,000       $      15,000       $          -         $      83,000
                                                   =============       =============       ==============       =============
     Allowance for inventory obsolescence          $      20,000       $        -          $          -         $      20,000
                                                   =============       =============       ==============       =============

For the year ended December 31, 1998:
     Accumulated amortization - patent costs       $      23,965       $       8,353       $          -         $      32,318
                                                   =============       =============       =============        =============
     Accumulated amortization - prepaid license
         fee                                       $      41,667       $     500,000       $          -         $     541,667
                                                   =============       =============       =============        =============
     Accumulated amortization - excess of cost
         over net assets of acquired companies     $   1,342,614       $     519,682       $          -             1,862,296
                                                   =============       =============       =============        =============
         Allowance for doubtful accounts           $      75,000       $        -          $        7,000       $      68,000
                                                   =============       =============       ==============       =============
     Allowance for inventory obsolescence          $     819,524       $        -          $     799,524 (1)    $      20,000
                                                   =============       =============       ==============       =============

For the year ended December 31, 1997:
     Accumulated amortization - patent costs       $      15,612       $       8,353       $          -         $      23,965
                                                   =============       =============       =============        =============
     Accumulated amortization - prepaid license
         fee                                       $       -           $      41,667       $          -         $      41,667
                                                   =============       =============       =============        =============
     Accumulated amortization - excess of cost
         over net assets of acquired companies     $     822,830       $     519,784       $          -         $   1,342,614
                                                   =============       =============       ==============       =============
     Allowance for doubtful accounts               $     100,000       $        -          $       25,000       $      75,000
                                                   =============       =============       ==============       =============
     Allowance for inventory obsolescence          $     996,299       $        -          $      176,775       $     819,524
                                                   =============       =============       ==============       =============

         (1)      Write down of inventory to fair market value.