Form 10-Q
period 2000-06-30
PHOTOMEDEX INC
filed 2000-08-15
CIK 711665

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File Number 0-11635
                                                -------

                                PHOTOMEDEX, INC.
                                ----------------
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

                              Laser Photonics, Inc.
                  2431 Impala Drive, Carlsbad, California 92008
                  ---------------------------------------------
                   (Former name and address since last report)

Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, as of August 10, 2000, was 16,405,393 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PHOTOMEDEX, INC. AND SUBSIDIARIES
                                  ---------------------------------
                                   (FORMERLY LASER PHOTONICS, INC.)
                                   --------------------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                             (Unaudited)
                                             -----------

                                                                           June 30,      December 31,
                                                                             2000            1999
                                                                        -------------   -------------
                                 ASSETS
                                 ------

CURRENT ASSETS:
         Cash and cash equivalents                                      $ 13,501,234    $  4,535,557
         Inventories                                                         954,428       1,170,472
         Prepaid expenses and other current assets                           355,144          34,685
                                                                        -------------   -------------
                  Total current assets                                    14,810,806       5,740,714

PROPERTY AND EQUIPMENT, net                                                  835,037         152,965

PATENT COSTS, net of accumulated amortization of $44,847
         and $40,671                                                          39,951          44,127
LICENSE FEE, net of accumulated amortization of $1,291,667
         and $1,041,667                                                    2,708,333       2,958,333
OTHER ASSETS                                                                  63,133          45,346
NET ASSETS OF DISCONTINUED OPERATIONS                                             --         764,179
                                                                        -------------   -------------
                                                                        $ 18,457,260    $  9,705,664
                                                                        =============   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES:
         Current portion of notes payable and long term debt            $    101,499    $    353,710
         Accounts payable                                                    619,299       2,034,371
         Accrued payroll and related expenses                                170,734         376,967
         Other accrued liabilities                                           661,118       1,372,668
         Deferred revenues                                                        --         250,000
                                                                        -------------   -------------
                  Total current liabilities                                1,552,650       4,387,716
                                                                        -------------   -------------

NOTES PAYABLE AND LONG TERM DEBT                                              29,562          43,620
                                                                        -------------   -------------

STOCKHOLDERS' EQUITY:

         Common Stock, $.01 par value, 25,000,000 shares authorized
              15,974,949 and 13,267,918 shares issued and outstanding        159,749         132,679
         Additional paid-in capital                                       48,435,140      30,759,186
         Accumulated deficit                                             (31,649,799)    (25,617,537)
         Deferred compensation                                               (70,042)             --
                                                                        -------------   -------------
                  Total stockholders' equity                              16,875,048       5,274,328
                                                                        -------------   -------------
                                                                        $ 18,457,260    $  9,705,664
                                                                        =============   =============

The accompanying notes are an integral part of these statements.

                                         PHOTOMEDEX, INC. AND SUBSIDIARIES
                                         ---------------------------------
                                          (FORMERLY LASER PHOTONICS, INC.)
                                          --------------------------------

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                                    (Unaudited)
                                                    -----------

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                      -----------------------------   -----------------------------
                                                           2000            1999            2000            1999
                                                      -------------   -------------   -------------   -------------
REVENUES

COSTS AND EXPENSES:                                   $    570,000    $         --    $    570,000    $         --
      Cost of revenues                                     325,000              --         325,000              --
      Selling, general and administrative                2,203,162         628,424       4,515,333       1,030,470
      Research and development                             727,933         472,366       1,427,630         597,793
      Depreciation and amortization                        144,164         261,331         282,004         525,900
                                                      -------------------------------------------------------------
        Loss from continuing operations before
          interest and other (expense) income, net      (2,830,259)     (1,362,121)     (5,979,967)     (2,154,163)

INTEREST (EXPENSE) INCOME, net                             194,738        (138,083)        266,985      (1,679,629)

OTHER INCOME, net                                           10,917           4,257         327,262           3,814
                                                      -------------------------------------------------------------

        Loss from continuing operations                 (2,624,604)     (1,495,947)     (5,385,720)     (3,829,978)

        Loss from discontinued operations                  (20,565)       (427,449)       (369,141)       (604,614)

        Loss on sale of discontinued operations           (277,401)             --        (277,401)             --
                                                      -------------------------------------------------------------

NET LOSS                                              $ (2,922,570)   $ (1,923,396)   $ (6,032,262)   $ (4,434,592)
                                                      =============================================================
BASIC AND DILUTED LOSS PER SHARE:
      Continuing operations                           $      (0.17)   $      (0.15)   $      (0.37)   $      (0.39)
      Discontinued operations                         $      (0.02)   $      (0.04)   $      (0.05)   $      (0.06)
                                                      -------------------------------------------------------------
        Basic and diluted net loss per share          $      (0.19)   $      (0.19)   $      (0.42)   $      (0.45)
                                                      =============================================================

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS
PER SHARE                                               15,422,148       9,895,684      14,496,149       9,895,684
                                                      =============================================================

The accompanying notes are an integral part of these statements.

                                  PHOTOMEDEX, INC. AND SUBSIDIARIES
                                  ---------------------------------
                                  (FORMERLY LASER PHOTONICS, INC.)
                                  --------------------------------

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                             (Unaudited)
                                             -----------

                                                                         Six Months Ended June 30,
                                                                       -----------------------------
                                                                            2000            1999
                                                                       -------------   -------------
OPERATING ACTIVITIES:
      Net loss                                                         $ (6,032,262)   $ (4,434,592)
      Adjustments to reconcile net loss to net cash used
         in operating activities -
              Depreciation and amortization                                 291,962         549,512
              Stock options issued to consultants for services              510,741           2,607
              Compensation recognized upon issuance of stock options              -         299,650
              Amortizaton of debt issuance costs                                  -          48,779
              Acceleration of options issued to employees                    47,500               -
              Acceleration of options issued to consultants                 808,766               -
              Interest related to beneficial conversion feature                   -       1,512,292
      Changes in assets and liabilities -
         Decrease in current assets                                         391,477          32,694
         Increase (decrease) in current liabilities                      (2,582,855)         88,840
                                                                       -------------   -------------

                  Net cash used in operating activities                  (6,564,671)     (1,900,218)
                                                                       -------------   -------------

INVESTING ACTIVITIES:
      Purchases of property and equipment                                  (189,619)        (44,553)
      Proceeds from sale of discontinued operations                         250,500               -
      Lasers in process                                                    (235,601)              -
      Lasers placed into service                                           (284,680)              -
                                                                       -------------   -------------

                  Net cash used in investing activities                    (459,400)        (44,553)
                                                                       -------------   -------------

FINANCING ACTIVITIES:
      Principal payments on debt                                           (316,269)       (398,053)
      Proceeds from issuance of note payable                                 50,000               -
      Payments on payable to related party                                        -         (11,160)
      Advances from related parties                                               -           7,560
      Proceeds from exercise of options                                   1,452,940               -
      Proceeds from exercise of warrants                                    543,586               -
      Proceeds from issuance of convertible notes payable                         -       2,380,000
      Payment for debt issuance costs                                             -        (166,600)
      Proceeds from notes payable                                                 -         101,561
      Proceeds from issuance of common stock, net                        14,259,491               -
                                                                       -------------   -------------

                  Net cash provided by financing activities              15,989,748       1,913,308
                                                                       -------------   -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      8,965,677         (31,463)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            4,535,557         174,468
                                                                       -------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 13,501,234    $    143,005
                                                                       =============   =============

The accompanying notes are an integral part of these statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        ---------------------------------
                        (FORMERLY LASER PHOTONICS, INC.)
                        --------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -----------------------------------------------------------

THE COMPANY:

Background
----------

         PhotoMedex, Inc. and subsidiaries ("the Company") changed its name from Laser Photonics, Inc. on August 8, 2000. The Company is engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis and cardiovascular and vascular disease. The Company anticipates developing such equipment and technologies to treat other medical problems and for non-medical applications.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations
---------------------------------------------------------

         The financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Inventories
-----------

         Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

                                                      June 30,      December 31,
                                                        2000            1999
                                                   -------------   -------------
  Raw materials                                    $    904,428    $    613,032
  Work-in-process                                            --         557,440
  Finished goods                                         50,000              --
                                                   -------------   -------------
                                                   $    954,428    $  1,170,472
                                                   =============   =============

         As of June 30, 2000, due to the commercialization of the Company's excimer laser equipment for the treatment of psoriasis, the Company has made certain changes to its inventory classifications. The Company's psoriasis treatment equipment will be placed in a physician's office and remain the property of the Company. The Company will earn its revenues each time the laser is used for patient treatment. Accordingly, once the manufacturing process commences for a given psoriasis treatment laser, the related inventory costs are transferred to Lasers in process within property and equipment. When construction of a given psoriasis treatment laser is completed, the cost is transferred from Lasers in process to Lasers in service within property and equipment. The Company's coronary heart disease laser equipment is sold directly. Accordingly, the costs associated with these lasers are maintained in work-in-process and finished goods within inventory.

Property and Equipment
----------------------

         Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 7 years. Improvements and betterments are capitalized, and maintenance and repair costs are charged to expense as incurred. Upon retirement or disposition, the applicable property amounts are relieved from the accounts and any gain or loss is recorded in the consolidated statement of operations. Property and equipment consists of the following:


                                                      June 30,      December 31,
                                                        2000            1999
                                                   -------------   -------------
  Machinery and equipment                          $     11,584    $     11,584
  Furniture and fixtures                                 90,273          45,102
  Computer hardware and software                        214,108          67,485
  Leasehold improvements                                 78,716          78,716
  Lasers in service                                     284,680              --
  Lasers in process                                     235,601              --
                                                   -------------   -------------
                                                        914,962         202,887
                                                   -------------   -------------
  Accumulated depreciation and amortization             (79,925)        (49,922)
                                                   -------------   -------------
                                                   $    835,037    $    152,965
                                                   =============   =============

         Lasers in service as of June 30, 2000, represent psoriasis treatment equipment currently located in physician offices. However, as of June 30, 2000, the Company is not generating any revenues from these lasers. Lasers in service are depreciated over their estimated useful life, which is three years. No depreciation is taken on Lasers in process.

Intangible Assets
-----------------

         Intangible assets consist of patents and license fees which are carried at cost less accumulated amortization. Patents and license fees are amortized on a straight-line basis over the estimated useful lives of the asset, which is 8 to 12 years for patents and eight years for license fees.

         The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of June 30, 2000, no such write-down was required.

Revenue Recognition
-------------------

         Revenues are recognized upon shipment of products to customers. Deferred revenue relates to customer payments received in advance of the delivery of the related products.

Loss Per Share
--------------

         The Company computes loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for complex capital structures on the face of the statements of operations. According to SFAS No. 128, basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 is required no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has determined that its accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

2.   PRIVATE STOCK OFFERING:
     -----------------------

         In March 2000, the Company completed a private offering of 1,409,092 shares of common stock at $11.00 per share. The Company received net cash proceeds of $14,259,491 from this private offering.

3.   DISCONTINUED OPERATIONS:
     ------------------------

         Due to the limited financial resources of the Company, the Company's business strategy changed in 1997 to focus its efforts on excimer laser technology in order to develop excimer laser and excimer laser delivery products for medical applications. To facilitate the Company's focus on excimer laser technology, as of May 4, 2000, the Company sold its non-excimer laser businesses, which were located at its Orlando, Florida and Wilmington, Massachusetts facilities.

         The Company closed a transaction with respect to the sale of certain assets, including certain patents related to non-excimer lasers, related to the Company's Florida business operations, to Lastec, for a purchase price of $375,000. Lastec is unaffiliated with the Company. Lastec has paid the Company a deposit of $37,500, and has executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and
(iii) the balance plus accrued interest due on or before October 6, 2000. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is personally guaranteed by the principals of Lastec. As of the date of this filing, the Company has not received the May 20, 2000 and July 14, 2000 payments due under the promissory note. See "Legal Proceedings." The Company is currently involved in litigation with Lastec, as well as its principals. Accordingly, the balance of the promissory note ($337,500) has been written off and included in the loss on disposal of this operation. Any gain resulting from future payments received by the Company will be recognized as received.

         The Company closed the transaction with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH, for a purchase price of $213,000. Laser Components GmbH is unaffiliated with the Company. In addition, Laser Components GmbH assumed the Company's prospective obligations under the Company's Massachusetts office lease.

         Accordingly, these two operations are being accounted for together as discounted operations with a measurement date of May 4, 2000. The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company has recognized a loss of $277,401 on the sale of these discontinued operations in the quarter ended June 30, 2000. Prior periods have been restated.

         Revenues and loss from discontinued operations on the accompanying consolidated statement of operations were:

                        Three Months Ended              Six Months Ended
                             June 30,                       June 30,
                  -----------------------------   -----------------------------
                       2000            1999            2000            1999
                  -------------   -------------   -------------   -------------

       Revenues   $      8,560    $    333,761    $    188,838    $    586,865
                  =============================================================

       Loss       $    (20,565)   $   (427,449)   $   (369,141)   $   (604,614)
                  =============================================================


The assets and liabilities of these operations have been reclassified on the accompanying consolidated balance sheets to separately identify them as net assets of discontinued operations. A summary of these net assets is as follows:

                                                       December 31,
                                                           1999
                                                      -------------
  Accounts receivable, net                            $    176,179
  Inventories                                              428,415
  Prepaid expenses and other current assets                 19,800
  Property and equipment, net                              139,785
                                                      -------------
                                                      $    764,179
                                                      =============

4.   NOTES PAYABLE AND LONG-TERM DEBT:
     ---------------------------------

Notes payable and long-term debt consists of the following:

                                                                                     June 30,      December 31,
                                                                                       2000            1999
                                                                                  -------------   -------------
         Notes payable - unsecured creditors, interest at prime
         rate, quarterly interest only payments beginning October
         1, 1995, principal due October 1, 1999, unsecured. Settled
         in March 2000.                                                           $         --    $    165,298


         Note payable - creditor, interest at 10%, monthly interest only payments through May 5, 1997, thereafter monthly interest and principal payments of $6,384 through May
         1999, unsecured. Settled in March 2000.                                            --         127,860


         Note payable - U.S. Treasury, interest at 9%, payable in
         monthly principal and interest installments through July
         2000. Settled in March 2000.                                                       --          14,873


         Notes payable - various creditors, interest at 9%, payable in various monthly principal and interest installments
         through July 2000. Settled in March 2000.                                          --          10,101

         Note payable - creditor, interest at 9%, payable in monthly principal and interest installments of $1,258 through January 2001,
         collateralized by personal property
         of the Company.  Settled in March 2000.                                            --          16,670

         Note payable - lessor, interest at 10%, payable in monthly principal and interest installments of $1,775 through
         December 31, 2002, unsecured.                                                  46,954          55,021

         Note payable - creditor, interest at 13.5%, payable in monthly principal and interest installments of $1,552
         through May 2000. Settled in March 2000.                                           --           7,507

         Note payable - unsecured creditors, interest at 8.3%, payable in monthly principal and interest installments of
         $16,821 through November 2000.                                                 84,107              --
                                                                                  -------------   -------------
                                                                                       131,061         397,330
         Less - current maturities                                                    (101,499)       (353,710)
                                                                                  -------------   -------------
                                                                                  $     29,562    $     43,620
                                                                                  =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT"), INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE STOCKHOLDERS OF PHOTOMEDEX, INC., A DELAWARE CORPORATION, (THE "COMPANY") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN SUCH OTHER DOCUMENTS FILED WITH THE COMMISSION, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

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

         During April, 1997, Helionetics filed a voluntary petition of reorganization ("Helionetics Reorganization") with the United States Bankruptcy Court in the Central District of California for protection under Chapter 11 of Title 11 of the United States Bankruptcy Code. In connection with a bankruptcy reorganization of Helionetics, Helionetics disposed of all of its holdings of the Company's Common Stock. No persons who were stockholders of the Company immediately before the reorganization have at present any controlling interest in the Company. On September 30, 1997, Pennsylvania Merchant Group ("PMG"), the Company's then existing investment banker, purchased from the Helionetics bankruptcy estate, a note payable from Acculase to Helionetics in the amount of $2,159,708, including accrued interest. During October, 1997, PMG sold the note to the Company for 800,000 shares of Common Stock.

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

         Between March, 1998 and November, 1999, the Company entered into five
(5) clinical trial agreements (collectively, the "Clinical Trial Agreement") with Massachusetts General Hospital ("MGH") to compare the effect of excimer laser light using its excimer laser technology to the current Ultraviolet "B" ("UVB") treatment being used to treat psoriasis and other skin disorders. The Company provided prototype laser equipment for pre-clinical dose response studies. The Company has agreed to support the clinical trials with research grants of approximately $660,000, of which approximately $448,000 has been paid, as of June 30, 2000. The final data from the first of these clinical trial agreements was collected in December, 1998, and formed the basis for a 510(k) submission to the FDA on August 4, 1999. The four remaining studies are ongoing and have not been completed as of the date of this Report. On January 27, 2000, FDA issued a 510(k) to the Company, establishing that the Company's excimer laser psoriasis system has been determined to be substantially equivalent to currently marketed devices for the treatment of psoriasis. In August, 2000, after significant progress toward completing beta testing of its psoriasis products, the Company shipped its first four excimer laser systems to dermatologists for commercial use. As of the date of this Report, the Company has generated no revenues from the psoriasis treatment system. The Company anticipates that it will not sell the psoriasis treatment lasers to dermatologists but will place them in dermatologists' offices and receive a fee for usage.

         In connection with the cardiovascular and vascular uses of the Company's excimer laser technology, on August 19, 1997, Acculase and Baxter Healthcare Corporation ("Baxter") entered into a strategic alliance (the "Baxter Agreement") for the manufacture and marketing of excimer laser products for an experimental procedure known as Transmyocardial Revasculization ("TMR"). Acculase granted to Baxter an exclusive worldwide right and license to manufacture and sell the Company's excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith (the "TMR System"). The Company agreed to manufacture the TMR System to the specifications of Baxter at a schedule of prices, based upon the volume of TMR Systems purchased by Baxter from the Company. During the second quarter of 2000, Baxter spun off the segment of its business with which the Company has these agreements. The new entity is known as Edwards Lifesciences Corp., to which the Company has continued to provide services under the existing agreements.

DISCONTINUED OPERATIONS

         To facilitate the Company's focus on excimer laser technology, the Company has sold certain of its non-excimer laser assets, which are related to its business operations at its Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, the Company closed the transactions with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to the Company's Florida business operations, to Lastec, Inc. ("Lastec"), for a purchase price of $375,000. Lastec is unaffiliated with the Company. The Company has discontinued its Florida operations. Lastec has paid the Company a deposit of $37,500, and has executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows:
(i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest due on or before October 6, 2000. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is guaranteed by John Yorke and Raymond Thompson, who are principals of Lastec. As of the date of this Report, the Company has not received any payments due under the secured promissory note. The Company has filed an action against Lastec and its principals to collect on the secured promissory note and for breach of the related asset purchase agreement. See "Legal Proceedings." Further, the Company closed the transactions with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH ("Laser Components"), for a purchase price of $213,000. Laser Components is unaffiliated with the Company. In addition, Laser Components assumed the Company's prospective obligations under the Company's Massachusetts office lease. The Company has discontinued its Massachusetts operations.

         Accordingly, the former operations at the Company's Florida and Massachusetts facilities are being accounted in the Company's Consolidated Financial Statements included elsewhere in this Report as "discontinued operations," with a measurement date of May 4, 2000. The Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company recognized a loss of $277,401 from the sale of these discontinued operations in the quarter ended June 30, 2000.

         Management's decision to suspend these business operations is consistent with the Company's new business strategy and has resulted in the discontinuance of business operations, which generated approximately 76% of the Company's revenues for 1998 and 1999. Revenues from discontinued operations during the six (6) months ended June 30, 2000 and 1999 were approximately $189,000 and $587,000, respectively. Loss from discontinued operations during the six (6) months ended June 30, 2000 and 1999 were $369,141 and $604,614 respectively. At June 30, 2000 and December 31, 1999, net assets of the discontinued operations were $0 and $764,179, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         The Company generated revenues of $570,000 during the three (3) months ended June 30, 2000, which were related to the sale of laser equipment in connection with the Baxter Agreement. The Company did not generate any revenues from continuing operations during the three (3) months ended June 30, 1999. In August, 2000, after significant progress toward completing beta testing of its psoriasis products, the Company shipped its first four excimer laser systems to dermatologists for commercial use. As of the date of this Report, the Company has generated no revenues from the psoriasis treatment system.

         Costs of revenues during the three (3) months ended June 30, 2000 increased to $325,000 from $0 during the three (3) months ended June 30, 1999, due primarily to the costs of the laser equipment sold in connection with the Baxter Agreement.

         Selling, general and administrative expenses during the three (3) months ended June 30, 2000 increased to $2,203,162 from $628,424 during the three (3) months ended June 30, 1999. Included in selling, general and administrative expenses for the three (3) months ended June 30, 2000 was $279,101 related to charges associated with the granting of options to certain of the Company's outside consultants, including certain members of the Company's Scientific Advisory Board. Excluding these charges, the increase primarily related to the Company's building of its infrastructure to enable the Company to implement its business plan to commercialize its psoriasis laser treatment system. Specifically, these increases from 1999 included increases in consulting and professional fees related to marketing expenses with respect to the Company's excimer laser systems, increased salaries and related costs associated with the Company's newly retained executive officers, increased personnel and overhead expenses with respect to the infrastructure, which the Company is building to commercialize its excimer laser operations.

         Research and development during the three (3) months ended June 30, 2000 increased to $727,933 from $472,366 during the three (3) months ended June 30, 1999. This increase primarily related to the increased amount of funds available for research expenses during 2000. Research and development expenses in the three (3) months ended June 30, 2000 primarily related to the development of the Company's excimer laser systems for its psoriasis and TMR products. Research and development expenses in the three (3) months ended June 30, 1999 primarily related to the development of the Company's psoriasis laser systems and also included expenses related to additional testing to meet CE Mark and Underwriter's Laboratory ("UL") standards for the Company's excimer lasers.

         Depreciation and amortization during the three (3) months ended June 30, 2000 decreased to $144,164 from $261,331 during the three (3) months ended June 30, 1999. These amounts primarily related to the amortization of the license fee from Baxter and the depreciation of equipment acquired in 1998. The 1999 amount also includes amortization of goodwill from the acquisition of Acculase.

         Net interest income during the three (3) months ended June 30, 2000 was $194,738, as compared to interest expense during the three (3) months ended June 30, 1999 of $138,083. Net interest income during the three (3) months ended June 30, 2000 primarily related to interest earned on invested cash balances from the proceeds of private placements of the Company's securities. Net interest expense during the three (3) months ended June 30, 1999 primarily related to interest charges associated with the Company's note payables and long-term debt, which were repaid in the first quarter of 2000.

         Other income during the three (3) months ended June 30, 2000 increased to $10,917 from $4,257 during the three (3) months ended June 30, 1999.

         As a result of the foregoing, the Company incurred a net loss of $2,922,570 during the three (3) months ended June 30, 2000, as compared to a net loss of $1,923,396 during the three (3) months ended June 30, 1999. The Company incurred a loss from continuing operations of $2,624,604 during the three
(3) months ended June 30, 2000, as compared to a loss from continuing operations of $1,495,947 during the three (3) months ended June 30, 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         The Company generated revenues of $570,000 during the six (6) months ended June 30, 2000, which were related to the sale of laser equipment in connection with the Baxter Agreement. The Company did not generate any revenues from continuing operations during the six (6) months ended June 30, 1999. In August, 2000, after significant progress toward completing beta testing of its psoriasis products, the Company shipped its first four excimer laser systems to dermatologists for commercial use. As of the date of this Report, the Company has generated no revenues from the psoriasis treatment system.

         Costs of revenues during the six (6) months ended June 30, 2000 increased to $325,000 from $0 during the six (6) months ended June 30, 1999, due primarily to the costs of the laser equipment sold in connection with the Baxter Agreement.

         Selling, general and administrative expenses during the six (6) months ended June 30, 2000 increased to $4,515,333 from $1,030,470 during the six (6) months ended June 30, 1999. Included in selling, general and administrative expenses for the six (6) months ended June 30, 2000 were $808,766 related to a charge associated with the acceleration of vesting of certain options granted to the Chairman of the Company's Scientific Advisory Board, as well was $279,101 related to charges associated with the granting of options to certain of the Company's outside consultants, including certain other members of the Company's Scientific Advisory Board. Excluding this charge, the increase primarily related to the Company's building of its infrastructure to enable the Company to implement its business plan to commercialize its psoriasis laser treatment system. Specifically, these increases from 1999 included increases in consulting and professional fees related to marketing expenses with respect to the Company's excimer laser systems, increased salaries and related costs associated with the Company's newly retained executive officers, increased personnel and overhead expenses with respect to the infrastructure, which the Company is building to commercialize its excimer laser operations.

         Research and development during the six (6) months ended June 30, 2000 increased to $1,427,630 from $597,793 during the six (6) months ended June 30, 1999. This increase primarily related to the increased amount of funds available for research expenses during 2000. Research and development expenses in the six
(6) months ended June 30, 2000 primarily related to the development of the Company's excimer laser systems for its psoriasis and TMR products. Research and development expenses in the six (6) months ended June 30, 1999 primarily related to the development of the Company's psoriasis laser systems and also included expenses related to additional testing to meet CE Mark and Underwriter's Laboratory ("UL") standards for the Company's excimer lasers.

         Depreciation and amortization during the six (6) months ended June 30, 2000 decreased to $282,004 from $525,900 during the six (6) months ended June 30, 1999. These amounts primarily related to the amortization of the license fee from Baxter and the depreciation of equipment acquired in 1998. The 1999 amount also includes amortization of goodwill from the acquisition of Acculase.

         Net interest income during the six (6) months ended June 30, 2000 was $266,985, as compared to net interest expense during the six (6) months ended June 30, 1999 of $1,679,629. Net interest income during the six (6) months ended June 30, 2000 primarily related to interest earned on invested cash balances from the proceeds of private placements of the Company's securities. Net interest expense during the six (6) months ended June 30, 1999 primarily related to interest charges associated with the recognition of a beneficial conversion feature on certain of its then outstanding convertible notes payable, as well as the Company's various notes payable and long-term debt, which were repaid in the first quarter of 2000.

         Other income during the six (6) months ended June 30, 2000 increased to $327,262 from $3,814 during the six (6) months ended June 30, 1999. Other income for the six (6) months ended June 30, 2000 primarily related to the forgiveness of certain payables by certain of the Company's creditors.

         As a result of the foregoing, the Company incurred a net loss of $6,032,262 during the six (6) months ended June 30, 2000, as compared to a loss of $4,434,592 during the six (6) months ended June 30, 1999. The Company incurred a loss from continuing operations of $5,385,720 during the six (6) months ended June 30, 2000, as compared to a loss from continuing operations of $3,829,978 during the six (6) months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the ratio of current assets to current liabilities was 9.5 to 1.00 compared to 1.3 to 1.00 at December 31, 1999. The Company had $13,258,156 of working capital, as of June 30, 2000.

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

         As of March 16, 2000, the Company completed the March 16, 2000 Financing to ten (10) institutional investors of an aggregate of 1,409,092 shares of Common Stock at a purchase price of $11.00 per share, resulting in aggregate gross proceeds to the Company of approximately $15,500,000. The market price of the Common Stock on the date that the transaction was negotiated was $13.50 and on the closing date of the transaction was approximately $15.88. The Company paid ING Barings LLC a commission of 6% of the gross proceeds, or approximately $930,000. The Company intends to use and has used the proceeds of this financing to pay for the marketing of its products (including its psoriasis treatment products) and research and development expenses, and to use as working capital.

         Cash and cash equivalents were $13,501,234, as of June 30, 2000, as compared to $4,535,557, as of December 31, 1999. This increase was primarily attributable to the receipt of $14,259,491 in net cash proceeds from the March 16, 2000 Financing.

         As of June 30, 2000, the Company had long-term borrowings in the aggregate amount of $131,061. As of December 31, 1999, the Company had long-term borrowings in the aggregate amount of $397,330. The decrease in long-term borrowings relates to the repayment of long-term obligations from the proceeds of private placements of the Company's securities.

         In March, 2000, the Company paid $950,000 to the landlord for its Florida facility, and $700,000 to CSC Healthcare Inc., to settle certain disputes between the Company and such other parties. The Company paid these amounts from the proceeds of a financing in March, 2000.

         Net cash used in operating activities was $6,564,671 and $1,900,218 for the six (6) months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities during the six (6) months ended June 30, 2000 and 1999 primarily consisted of net losses, decreases in net current liabilities (2000 only) and decreases in net current assets, offset by depreciation and amortization, increases in interest related to the conversion features of the Convertible Notes and amortization of certain related issuance costs (1999 only), the payment in the Company's securities (including Common Stock, increases in net current liabilities (1999 only), options and warrants) of fees for services to consultants and the acceleration of stock options issued to employees and consultants.

         Net cash used in investing activities was $459,400 and $44,553 for the six (6) months ended June 30, 2000 and 1999, respectively. In the six (6) months ended June 30, 2000, the Company utilized $189,619 to acquire equipment for the Company's excimer laser business operations. The Company also used $520,281 associated with the construction of its psoriais treatment lasers. The Company received proceeds of $250,500 from the sale of certain assets related to its discontinued Florida and Massachusetts operations. In the six (6) months ended June 30, 1999, the Company utilized $44,553 to purchase equipment and leasehold improvements to support the Company's excimer laser operations.

         Net cash provided by financing activities was $15,989,748 and $1,913,308 during the six (6) months ended June 30, 2000 and 1999, respectively. In the six (6) months ended June 30, 2000, the Company received $14,259,491 from the net proceeds of the sale of 1,409,092 shares of Common Stock in connection with the March 16, 2000 Financing, $50,000 from the issuance of a note payable, $1,452,940 from the exercise of stock options and $543,586 from the exercise of warrants, which was offset by the utilization of $316,269 for the payment of certain debts.

         In the six (6) months ended June 30, 1999, the Company received $2,380,000 in proceeds from the offering of the Convertible Notes, $101,561 from the proceeds of certain notes payable, and $7,560 as an advance from a related party, which was offset by the utilization of $398,053 for the payment of certain debts, $11,160 for the payment of certain related party notes payable and $166,600 for certain costs related to the issuance of the Convertible Notes and certain other securities.

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

         In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 is required no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has determined that its accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

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

         As of June 23, 2000, the Company engaged Arthur Andersen LLP, as the Company's independent public accountant. Prior to engaging Arthur Andersen LLP, neither the Company nor anyone on its behalf consulted Arthur Andersen LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements. Since no disagreements were reported between the Company and its former independent public accountant, as reported in the Company's Reports on Form 8-K, filed on May 9, 2000, and on Form 8-K/A, filed on May 11, 2000, Arthur Andersen LLP has not been consulted on any matter that was either the subject of a disagreement or a reportable event.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is not currently exposed to market risks due to changes in interest rates and foreign currency rates and therefore the Company does not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         LITIGATION WITH SURGILIGHT, INC. AND TIMOTHY J. SHEA. On or about June 20, 2000, the Company filed a Complaint for Misappropriation of Trade Secrets, Breach of Confidentiality Agreement and Breach of Fiduciary Duty against SurgiLight, Inc. ("SurgiLight") and Timothy J. Shea ("Shea") in the Circuit Court of the Tenth Judicial Circuit in and for Orange County, Florida. The Complaint alleges that SurgiLight and Shea have unlawfully misappropriated and used trade secrets and other confidential information of the Company with respect to the Excimer Laser Phototherapy System AL 7000 for the treatment of psoriasis. The Complaint alleges that Shea obtained this information when he was an employee and subject to confidentiality and employment agreements. The Complaint further alleges that SurgiLight hired Shea to oversee its corporate operations, clinical research and FDA regulatory submissions as part of a common plan or scheme between SurgiLight and Shea to pirate and use the Company's trade secrets and confidential information. Additionally, the Complaint alleges that SurgiLight and Shea used the Company's trade secrets and confidential information to develop, manufacture and/or market an excimer laser for the treatment of psoriasis known as the EX-308UV Laser, and to prepare and submit a section 510(k) application for the approval of the EX-308UV Laser to the FDA. The Complaint seeks temporary and permanent injunctive relief and damages. SurgiLight and Shea have filed a motion to dismiss, ruling on which is pending. A letter from an attorney for SurgiLight and Shea, in response to a demand letter sent by the Company's counsel, disputes the Company's claim and asserts their intention to seek damages for tortious interference with a contractual relationship or prospective business relationship and/or frivolous litigation. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome, if any, to the Company.

         LITIGATION WITH LASTEC, INC., JOHN YORKE AND RAYMOND "TIM" THOMPSON. On June 7, 2000, the Company filed a Complaint against Lastec, Inc. ("Lastec"), John Yorke ("Yorke") and Raymond "Tim" Thompson ("Thompson") in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, to collect the balance of $337,500 in principal, plus interest, due on a promissory note and guaranty. The promissory note and guaranty were given as a portion of the purchase price for assets purchased by Lastec from the Company with respect to its prior business operations in Orlando, Florida. Lastec is the obligor on the promissory note. Yorke and Thompson signed a guaranty of the note. The Complaint alleges that Lastec failed to make an installment payment of $37,500 due on the note on May 20, 2000, and that the full amount is therefore due and payable on the note and the guaranty. The Complaint seeks to enforce the promissory note and guaranty, and also includes claims for breach of the security agreement which secures the note, and repossessing the assets. The defendants have filed an answer denying liability. The Company is advised that if the matter is not settled, the defendants will file an amended answer and cross-complaint claiming damages for the Company's alleged breach of the agreement and that the defendants have repudiated the agreement based thereon. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome, if any, to the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

INCREASE IN CAPITAL

         On August 8, 2000, pursuant to a vote of the Company's stockholders at the Annual Meeting on July 18, 2000, the Company amended its Certificate of Incorporation to increase its authorized capital from 25,000,000 to 50,000,000 shares of Common Stock, par value $0.01 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 18, 2000, at the Company's Annual Meeting of Stockholders, the Company's stockholders adopted the following resolutions by the votes set forth below:

         1. The Company's six directors were re-elected by the following votes:

         Director             Votes For       Votes Against      Votes Withheld
         --------             ---------       -------------      --------------
         Alex Charlton        10,687,596          0                   2,059
         Jeffrey O'Donnell    10,687,596          0                   2,059
         Alan Novak           10,687,588          0                   2,067
         John J. McAtee, Jr.  10,687,596          0                   2,059
         Samuel Navarro       10,687,596          0                   2,059
         Richard DePiano      10,687,596          0                   2,059

         2. The Company's Restated Certificate of Incorporation and revised Bylaws were approved with 10,649,255 votes for, 29,684 against and 10,716 abstaining.

         3. The Company's Certificate of Incorporation was amended to increase its authorized capital to 50,000,000 shares of Common Stock, with 10,532,125 votes for, 150,879 against and 6,033 abstaining.

         4. The Company's change of name to PhotoMedex, Inc. was approved by a vote of 10,675,551 for, 8,071 against and 6,033 abstaining.

         5. The Company's adoption of its 2000 Stock Option Plan was approved by a vote of 3,574,753 for, 270,732 against and 199,104 abstaining.

         6. The Company's adoption of its 2000 Non-Employee Director Stock Option Plan was approved by a vote of 3,60,495 for, 355,614 against and 79,480 abstaining.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits
         --------

3.1      Restated Certificate of Incorporation.

3.2      Revised Bylaws.

10.1     2000 Stock Option Plan.

10.2     2000 Non-Employee Director Stock Option Plan.

16.1     Letter re Change in Certifying Accountant (1)

27       Financial Data Schedules

----------
(1) Filed as part of the Company's Current Report on Form 8-K, dated May 9, 2000, and as amended on May 11, 2000.

B.       Reports on Form 8-K
         -------------------

         The Company filed a Current Report on Form 8-K on May 9, 2000, and as amended on May 11, 2000, with respect to a change in its principal independent accountants. The Company filed a Current Report on Form 8-K on June 27, 2000, to report the appointment of Arthur Andersen LLP as its independent public accountant.

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

Certain documents listed above in Part II, Item 6 of this Report (Exhibit 16.1), as exhibits to this Report on Form 10-Q, are incorporated by reference from other documents previously filed by the Company with the Commission.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PHOTOMEDEX, INC.


Date: August 14, 2000                 By: /S/ Jeffrey F. O'Donnell
                                         --------------------------------------
                                         Jeffrey F. O'Donnell
                                         President and Chief Executive Officer


Date: August 14, 2000                 By: /S/ Dennis McGrath
                                         --------------------------------------
                                         Dennis McGrath
                                         Chief Financial Officer