Form 10-Q
period 2000-09-30
PHOTOMEDEX INC
filed 2000-11-14
CIK 711665

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

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


Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of November 9, 2000, was 17,256,254 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PHOTOMEDEX, INC. AND SUBSIDIARIES
                                  ---------------------------------
                                  (FORMERLY LASER PHOTONICS, INC.)
                                  --------------------------------

                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                             (Unaudited)
                                             -----------
                                                                         September 30,   December 31,
                                 ASSETS                                      2000            1999
                                 ------                                  -------------   -------------
CURRENT ASSETS:
      Cash and cash equivalents                                          $ 11,045,274    $  4,535,557
      Accounts receivable                                                     155,281               -
      Inventories                                                           1,380,639       1,170,472
      Prepaid expenses and other current assets                               215,393          34,685
                                                                         -------------   -------------
         Total current assets                                              12,796,587       5,740,714

PROPERTY AND EQUIPMENT, net                                                 1,723,564         152,965

PATENT COSTS, net of accumulated amortization of $46,936
      and $40,671                                                              37,862          44,127
LICENSE FEE, net of accumulated amortization of $1,416,667
      and $1,041,667                                                        2,583,333       2,958,333
GOODWILL, net of accumulated amortization of $35,287 and $0                 4,199,128               -
OTHER ASSETS                                                                   40,411          45,346
NET ASSETS OF DISCONTINUED OPERATIONS                                               -         764,179
                                                                         -------------   -------------
                                                                         $ 21,380,885    $  9,705,664
                                                                         =============   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES:
      Current portion of notes payable and long term debt                $    127,981    $    353,710
      Accounts payable                                                      1,156,677       2,034,371
      Accrued payroll and related expenses                                    190,681         376,967
      Other accrued liabilities                                               901,617       1,372,668
      Deferred revenues                                                       180,000         250,000
                                                                         -------------   -------------
         Total current liabilities                                          2,556,956       4,387,716
                                                                         -------------   -------------

NOTES PAYABLE AND LONG TERM DEBT                                               24,937          43,620
                                                                         -------------   -------------

STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value, 25,000,000 shares authorized
         17,123,072 and 13,267,918 shares issued and outstanding              171,231         132,679
      Additional paid-in capital                                           53,426,062      30,759,186
      Accumulated deficit                                                 (34,734,682)    (25,617,537)
      Deferred compensation                                                   (63,619)              -
                                                                         -------------   -------------
         Total stockholders' equity                                        18,798,992       5,274,328
                                                                         -------------   -------------
                                                                         $ 21,380,885    $  9,705,664
                                                                         =============   =============
The accompanying notes are an integral part of these statements.

                                                          2


                                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                                        ---------------------------------
                                        (FORMERLY LASER PHOTONICS, INC.)
                                        --------------------------------

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -------------------------------------
                                                   (Unaudited)
                                                   -----------

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                       ----------------------------   ---------------------------
                                                            2000           1999           2000           1999
                                                       -------------   ------------   ------------   ------------
REVENUES                                               $     59,271    $         -    $    629,271   $         -

COSTS AND EXPENSES:
     Cost of revenues                                             -              -         325,000             -
     Selling, general and administrative                  2,588,173      1,042,229       7,103,505     2,072,699
     Research and development                               542,934        578,440       1,970,564     1,176,233
     Depreciation and amortization                          209,820        266,956         491,824       792,856
                                                       -------------   ------------   ------------   ------------
        Loss from continuing operations before
           interest and other (expense) income, net      (3,281,656)    (1,887,625)    (9,261,622)    (4,041,788)

INTEREST (EXPENSE) INCOME, net                              178,668        (77,952)       445,653     (1,757,581)

OTHER INCOME, net                                            18,104         49,101        345,366         52,915
                                                       -------------   ------------   ------------   ------------

           Loss from continuing operations               (3,084,884)    (1,916,476)    (8,470,603)    (5,746,454)

           Loss from discontinued operations                      -       (672,066)      (369,141)    (1,276,680)

           Loss on sale of discontinued operations                -              -       (277,401)             -
                                                       -------------   ------------   ------------   ------------

NET LOSS                                               $ (3,084,884)   $(2,588,542)   $(9,117,145)   $(7,023,134)
                                                       =============   ============   ============   ============

BASIC AND DILUTED LOSS PER SHARE:
     Continuing operations                             $      (0.19)   $     (0.16)   $     (0.56)   $     (0.55)
     Discontinued operations                           $          -    $     (0.06)   $     (0.04)   $     (0.12)
                                                       -------------   ------------   ------------   ------------
        Basic and diluted net loss per share           $      (0.19)   $     (0.22)   $     (0.60)   $     (0.67)
                                                       =============   ============   ============   ============

SHARES USED IN COMPUTING BASIC AND DILUTED NET
     LOSS PER SHARE                                      16,527,065     11,828,780     15,178,975     10,547,130
                                                       =============   ============   ============   ============


The accompanying notes are an integral part of these statements.

                                                        3



                                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                                        ---------------------------------
                                        (FORMERLY LASER PHOTONICS, INC.)
                                        --------------------------------

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------
                                                   (Unaudited)
                                                  -----------

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                             2000               1999
                                                                         -------------     -------------
OPERATING ACTIVITIES:
      Net loss                                                           $ (9,117,145)     $ (7,023,134)
      Adjustments to reconcile net loss to net cash used
         in operating activities -
              Depreciation and amortization                                   472,484           826,895
              Stock options issued to consultants for services                554,645             4,251
              Compensation recognized upon issuance of stock options           20,381           299,650
              Amortization of debt issuance costs                                   -            67,004
              Acceleration of options issued to employees                      47,500                 -
              Acceleration of options issued to consultants                   808,766                 -
              Interest related to beneficial conversion feature                     -         1,512,292
      Changes in assets and liabilities -
         Decrease (increase) in current assets                                (27,542)           17,599
         Increase (decrease) in current liabilities                        (2,014,446)          452,253
                                                                         -------------     -------------

                      Net cash used in operating activities                (9,255,357)       (3,843,190)
                                                                         -------------     -------------

INVESTING ACTIVITIES:
      Purchases of property and equipment                                    (206,423)          (36,988)
      Proceeds from sale of discontinued operations                           250,500                 -
      Lasers in process                                                      (617,828)                -
      Lasers placed into service                                             (802,280)                -
                                                                         -------------     -------------

                      Net cash used in investing activities                (1,376,031)          (36,988)
                                                                         -------------     -------------

FINANCING ACTIVITIES:
      Principal payments on debt                                             (380,484)         (473,213)
      Proceeds from issuance of notes payable                                 136,072            86,485
      Payments on payable to related party                                          -           (72,162)
      Advances from related parties                                                 -            11,340
      Proceeds from exercise of options                                     2,333,690                 -
      Proceeds from exercise of warrants                                      792,336                 -
      Proceeds from issuance of convertible notes payable and warrants              -         2,398,750
      Payment for debt issuance costs                                               -          (166,600)
      Proceeds from issuance of common stock, net                          14,259,491         8,540,544
                                                                         -------------     -------------
                      Net cash provided by financing activities            17,141,105        10,325,144
                                                                         -------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   6,509,717         6,444,966

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              4,535,557           174,468
                                                                         -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 11,045,274         6,619,434
                                                                         =============     =============

The accompanying notes are an integral part of these statements.



                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (FORMERLY LASER PHOTONICS, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Quarterly Financial Information and Results of Operations
---------------------------------------------------------

         The financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

Inventories
-----------

         Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

                                             September 30,     December 31,
                                                  2000            1999
                                             -------------    -------------
         Raw materials                       $  1,380,639     $    613,032
         Work-in-process                                -          557,440
         Finished goods                                 -                -
                                             -------------    -------------
                                             $  1,380,639     $  1,170,472
                                             =============    =============

         As of September 30, 2000, due to the commercialization of the Company's excimer laser equipment for the treatment of psoriasis, the Company has made certain changes to its inventory classifications. The Company's psoriasis treatment equipment will be placed in a physician's office and remain the property of the Company. The Company will earn its revenues each time the laser is used for patient treatment. Accordingly, once the manufacturing process commences for a given psoriasis treatment laser, the related inventory costs are transferred to Lasers in process within property and equipment. When construction of a given psoriasis treatment laser is completed, the cost is transferred from Lasers in process to Lasers in service within property and equipment. The Company's coronary heart disease laser equipment is sold directly. Accordingly, the costs associated with these lasers are maintained in work-in-process and finished goods within inventory.

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

                                             September 30,     December 31,
                                                 2000             1999
                                             -------------    -------------
         Machinery and equipment             $     11,584     $     11,584
         Furniture and fixtures                    90,273           45,102
         Computer hardware and software           230,912           67,485
         Leasehold improvements                    78,716           78,716
         Lasers in service                        808,280                -
         Lasers in process                        617,828                -
                                             -------------    -------------
                                                1,837,593          202,887
         Accumulated depreciation and
          amortization                           (114,029)         (49,922)
                                             -------------    -------------
                                             $  1,723,564     $    152,965
                                             =============    =============

         Lasers in service as of September 30, 2000, represent psoriasis treatment equipment currently located in physician offices. However, as of September 30, 2000, the Company has not generated any revenues from these lasers. Lasers in service are depreciated over their estimated useful life, which is three years. No depreciation is taken on Lasers in process.

Intangible Assets
-----------------

         Intangible assets consist of goodwill, patents and license fees which are carried at cost less accumulated amortization. Patents and license fees are amortized on a straight-line basis over the estimated useful lives of the asset, which is 8 to 12 years for patents and eight years for license fees. Goodwill relates to the purchase of the minority interest of Acculase, Inc. (see Note 2) and is being amortized over 10 years on a straight-line basis.

         The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of September 30, 2000, no such write-down was required.

Revenue Recognition
-------------------

         Revenues are recognized upon shipment of products or delivery of services to customers. Deferred revenue relates to customer payments received in advance of the delivery of the related products or services.

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

         Diluted net loss per share is the same as basic net loss per share for the periods presented as no additional shares for the potential dilution from the exercise of securities into common stock are included in the denominator as the result is anti-dilutive due to the Company's losses.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 is required no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has determined that its accounting policies for revenue recognition are currently in compliance with the provisions of SAB No. 101.

2. ACQUISITION:
---------------

         Effective August 31, 2000, the Company issued 300,000 shares of its Common stock for the remaining 23.9% of Acculase, Inc., which the Company did not already own. The transaction was accounted for as a purchase. The Company has historically consolidated the results of Acculase, Inc. in its financial statements and has recognized 100% of Acculase, Inc.'s losses as the Company has historically funded its operations. In addition, due to the significant historical losses of Acculase, Inc., the Company did not have any investment recorded for its 76.1% ownership of Acculase, Inc. Accordingly, the total purchase price of $4,234,415, including transaction costs, was preliminarily allocated to goodwill and is being amortized over 10 years on a straight-line basis.

3. PRIVATE STOCK OFFERING:
--------------------------

         In March 2000, the Company completed a private offering of 1,409,092 shares of common stock at $11.00 per share. The Company received net cash proceeds of $14,259,491 from this private offering.

4. DISCONTINUED OPERATIONS:
---------------------------

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

         The Company closed a transaction with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to the Company's Florida business operations, to Lastec Inc. ("Lastec"), for a purchase price of $375,000. Lastec is unaffiliated with the Company. Lastec has paid the Company a deposit of $37,500, and has executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest due on or before October 6, 2000. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is personally guaranteed by the principals of Lastec. As of the date of this filing, the Company has not received the May 20, 2000, July 14, 2000 or the October 6, 2000 payments due under the promissory note. See "Legal Proceedings." The Company is currently involved in litigation with Lastec, as well as its principals. Accordingly, the balance of the promissory note ($337,500) has been written off and included in the loss on disposal of this operation. Any gain resulting from future payments received by the Company will be recognized as received.

         The Company closed the transaction with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH for a purchase price of $213,000. Laser Components GmbH is unaffiliated with the Company. In addition, Laser Components GmbH assumed the Company's prospective obligations under the Company's Massachusetts office lease.

         Accordingly, these two operations are being accounted for together as discontinued operations with a measurement date of May 4, 2000. The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company has recognized a loss of $277,401 on the sale of these discontinued operations in the quarter ended June 30, 2000. Prior periods have been restated.

         Revenues and loss from discontinued operations on the accompanying consolidated statement of operations were:

                     Three Months Ended              Nine Months Ended
                         September 30,                  September 30,
                -----------------------------   -----------------------------
                     2000            1999            2000           1999
                -------------------------------------------------------------
Revenues        $          -    $    225,955    $    188,838    $    906,726
                =============   =============   =============   =============
Loss            $          -    $   (672,066)   $   (369,141)   $ (1,276,680)
                =============   =============   =============   =============

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
                                                                 =============

5. NOTES PAYABLE AND LONG-TERM DEBT:
------------------------------------

Notes payable and long-term debt consists of the following:

                                                   September 30,    December 31,
                                                       2000            1999
                                                   -------------   -------------
      Notes payable - unsecured creditors,
      interest at prime rate, quarterly
      interest only payments beginning October
      1, 1995, principal due October 1, 1999,
      unsecured. Settled in March 2000.            $          -    $    165,298

      Note payable - creditor, interest at 10%,
      monthly interest only payments through
      May 5, 1997, thereafter monthly interest
      and principal payments of $6,384 through
      May 1999, unsecured. Settled in March 2000.             -         127,860

      Note payable - U.S. Treasury, interest
      at 9%, payable in monthly principal and
      interest installments through July 2000.
      Settled in March 2000.                                  -          14,873

      Notes payable - various creditors, interest
      at 9%, payable in various monthly principal
      and interest installments through July 2000.
      Settled in March 2000.                                  -          10,101

      Notes payable - various creditors, interest
      at 9%, payable in various monthly principal
      and interest installments through July 2000.
      Settled in March 2000.                                  -          10,101

                                                   September 30,    December 31,
                                                       2000            1999
                                                   -------------   -------------

      Note payable - creditor, interest at 9%,
      payable in monthly principal and interest
      installments of $1,258 through January 2001,
      collateralized by personal property of the
      Company. Settled in March 2000.                         -          16,670

      Note payable - creditor, interest at 13.5%,
      payable in monthly principal and interest
      installments of $1,552 through May 2000.
      Settled in March 2000.                                  -           7,507

      Note payable - lessor, interest at 10%,
      payable in monthly principal and interest
      installments of $1,775 through  December
      31, 2002, unsecured.                               42,767          55,021

      Note payable - unsecured creditor, interest
      at 8.5%, payable in monthly  principal and
      interest installments of $9,563 through
      April 2001.                                        76,508               -

      Note payable - unsecured creditor, interest
      at 8.3%, payable in monthly principal and
      interest installments of $16,821 through
      November 2000.                                     33,643               -
                                                   -------------   -------------
                                                        152,918         397,330
      Less current maturities                          (127,981)       (353,710)
                                                   -------------   -------------
                                                   $     24,937    $     43,620
                                                   =============   =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT"), INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE STOCKHOLDERS OF PHOTOMEDEX, INC., A DELAWARE CORPORATION, (THE "COMPANY" OR "US," "OUR" OR "WE") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN SUCH OTHER DOCUMENTS FILED WITH THE COMMISSION, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW OF BUSINESS OPERATIONS

         We are engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis and cardiovascular and vascular disease.

         Our former business strategy consisted of the development of a wide range of laser products using different solid-state lasers. Between 1986 and the date of this prospectus, we sold over 1,000 lasers, usually on a private label basis, to other manufacturers. We also considered pursuing a strategy of using our excimer laser technology for a photolithography product, which was abandoned. Our former strategies proved to be unsuccessful, in the opinion of then current management. Although we generated revenues from the sale of our products, former management believed that we would never be able to operate profitably in the markets where we were then doing business. We currently believe that our excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. Accordingly, we have discontinued our business operations related to our former business strategy and are focused solely on excimer laser products for various medical applications.

         On May 13, 1994, we filed a Petition for Reorganization under Chapter 11 of the Federal Bankruptcy Code. On May 22, 1995, the bankruptcy court confirmed our Third Amended Plan of Reorganization and subsequently authorized us to conduct our business operations as a debtor-in-possession subject to the jurisdiction of the bankruptcy court. Under the terms of the plan, we issued shares of our common stock to unsecured creditors in exchange for the forgiveness of certain debt such that, following the issuance of all common stock to be issued under the plan, the unsecured creditors owned 1,000,000 shares of common stock, representing 20% of the issued and outstanding common stock. The 7,500,000 shares of common stock owned by our prior existing stockholders were canceled and reissued into 250,000 shares of common stock, which represented 5% of the then total issued and outstanding shares of common stock.

         The bankruptcy plan further provided that Helionetics, Inc., a former principal stockholder, transfer to us 76.1% of the common stock of Acculase, Inc., our principal operating subsidiary. Further, during the pendency of the bankruptcy proceeding, Helionetics contributed $1,000,000 in cash to us, which funds were utilized for cash payments under the Plan, and Helionetics loaned us $300,000 to fund the cost of research and development of our excimer lasers, which we have repaid. Under the plan, Helionetics received 3,750,000 shares of our common stock, which represented 75% of the then total issued and outstanding shares of common stock.

         During April 1997, Helionetics filed a voluntary petition of reorganization for protection under Chapter 11 of the United States Bankruptcy Code. In connection with its bankruptcy reorganization, Helionetics disposed of all of its holdings of our common stock. No persons who owned our stock immediately before the Helionetics reorganization have at present any controlling interest in us. On September 30, 1997, Pennsylvania Merchant Group ("PMG"), our then existing investment banker, purchased from the Helionetics bankruptcy estate, a note payable from Acculase to Helionetics in the amount of $2,159,708, including accrued interest. During October, 1997, PMG sold the note to us for 800,000 shares of common stock.

         Effective August 31, 2000 , we acquired the remaining shares of common stock of Acculase, Inc. ("Acculase") from its minority stockholders in exchange for 300,000 shares of our common stock. Acculase is now our wholly-owned subsidiary.

         Acculase was formed in 1985 for the purpose of commercializing products that utilize its proprietary excimer laser and fiber optic technologies. Acculase has focused primarily on the development of medical products for the treatment of coronary heart disease.

         The Acculase excimer laser power source was developed to perform a variety of material processing applications. The Acculase overall system, designated the pulsed excimer laser, was approved by the United States Food and Drug Administration under an investigational device exemption for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass grant surgery. Acculase chose not to pursue completion of the exemption due to the lack of funds to pay the costs of, and to recruit patients into, the necessary studies.

         In connection with our current business plan, our initial medical applications for our excimer laser technology are intended to be used in the treatment of psoriasis and cardiovascular disease.

         Between March 1998 and November 1999, we entered into five clinical trial agreements with Massachusetts General Hospital to compare the effects of excimer laser light using our excimer laser technology to the current Ultraviolet "B" treatment being used to treat psoriasis and other skin disorders. We provided prototype laser equipment for pre-clinical dose response studies. We have agreed to support the clinical trials with research grants of approximately $954,000, of which we have paid approximately $610,000 as of the date of this filing. The final data from the first of these clinical trial agreements was collected in December, 1998, and formed the basis for a 510(k) submission to the FDA on August 4, 1999. The four remaining studies are ongoing and have not yet been completed. On January 27, 2000, FDA the FDA issued a 510(k) to us, establishing that our laser psoriasis system has been determined to be substantially equivalent to currently marketed devices for the treatment of psoriasis. During the third quarter of 2000, we shipped 21 XTRAC excimer laser systems to dermatologists for commercial use. As of September 30, 2000, we have generated no revenues from the psoriasis treatment system. We anticipate that we will not sell the psoriasis treatment laser equipment to dermatologists, but will place it in dermatologists' offices and receive a fee for usage.

         In connection with the cardiovascular and vascular uses of the our excimer laser technology, on August 19, 1997, Acculase and Baxter Healthcare Corporation ("Baxter") entered into a strategic alliance for the manufacture and marketing of excimer laser products for an experimental procedure known as transmyocardial revascularization, or TMR. Acculase granted to Baxter an exclusive worldwide right and license to manufacture and sell our excimer laser technology products relating to the treatment of cardiovascular and vascular disease and the disposable products associated therewith. We agreed to manufacture the TMR systems purchased by Baxter to the specifications of Baxter at a schedule of prices based upon the volume of TMR systems purchased by Baxter. During the second quarter of 2000, Baxter spun off the segment of its business with which we had these agreements. The new entity is known as Edwards Lifesciences Corp., to which we have continued to provide services under the existing agreements.

DISCONTINUED OPERATIONS

         To facilitate our focus on excimer laser technology, we have sold certain of our non-excimer laser assets, which are related to our business operations at our Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, we closed the transactions with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to our Florida business operations to Lastec, Inc. ("Lastec") for a purchase price of $375,000. Lastec is unaffiliated with us. Lastec has paid us a deposit of $37,500, and has executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest due on or before October 6, 2000. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by us to Lastec in connection with the transaction, and is guaranteed by John Yorke and Raymond Thompson, who are principals of Lastec. As of the date of this Report, we have not received any payments due under the secured promissory note. We have filed an action against Lastec and its principals to collect on the secured promissory note and for breach of the related asset purchase agreement. See "Legal Proceedings." Further, we closed the transactions with respect to the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to our Massachusetts business operations to Laser Components GmbH ("Laser Components") for a purchase price of $213,000. Laser Components is unaffiliated with us. In addition, Laser Components assumed our prospective obligations under our Massachusetts office lease.

         Accordingly, the former operations at our Florida and Massachusetts facilities are being accounted in our Consolidated Financial Statements included elsewhere in this Report as "discontinued operations," with a measurement date of May 4, 2000. The Consolidated Financial Statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. We recognized a loss of $277,401 from the sale of these discontinued operations in the quarter ended June 30, 2000.

         Management's decision to suspend these business operations is consistent with our new business strategy and has resulted in the discontinuance of business operations, which generated approximately 76% of our revenues for 1998 and 1999. Revenues from discontinued operations during the nine months ended September 30, 2000 and 1999 were $188,838 and $906,726, respectively. Loss from discontinued operations during the nine months ended September 30, 2000 and 1999 was $369,141 and $1,276,680, respectively. At September 30, 2000 and December 31, 1999, net assets of the discontinued operations were $0 and $764,179, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         We generated revenues of $59,271 during the three months ended September 30, 2000, which were related to certain upgrades of the laser equipment previously sold in connection with the Baxter Agreement. We did not generate any revenues from continuing operations during the three months ended September 30, 1999. During the third quarter of 2000, we shipped 21 excimer laser systems to dermatologists for commercial use. As of September 30, 2000, we have generated no revenues from the psoriasis treatment system.

         There were not any significant costs associated with the upgrades of the laser equipment sold in connection with the Baxter Agreement.

         Selling, general and administrative expenses during the three months ended September 30, 2000 increased to $2,588,173 from $1,042,229 during the three months ended September 30, 1999. The increase primarily related to our building of our infrastructure to enable us to implement our business plan to commercialize our psoriasis laser treatment system. Specifically, these increases from 1999 included increases in consulting and professional fees related to marketing expenses with respect to our excimer laser systems, increased salaries and related costs associated with our newly retained executive officers, increased personnel and overhead expenses with respect to the infrastructure, which we are building to commercialize our excimer laser operations.

         Research and development during the three months ended September 30, 2000 was $542,934 compared to $578,440 during the three months ended September 30, 1999. Research and development expenses in the three months ended September 30, 2000 primarily related to the development of our excimer laser systems for our psoriasis and TMR products. Research and development expenses in the three months ended September 30, 1999 primarily related to the development of our psoriasis laser systems and also included expenses related to additional testing to meet CE Mark and Underwriter's Laboratory ("UL") standards for our excimer lasers.

         Depreciation and amortization during the three months ended September 30, 2000 decreased to $209,820 from $266,956 during the three months ended September 30, 1999. These amounts primarily related to the amortization of the license fee from Baxter and the depreciation of equipment acquired in 1998. As a result of our purchase of the remaining 23.9% of Acculase, Inc. on August 31, 2000, the 2000 amount includes one month of amortization associated with the goodwill related to this transaction. The 1999 amount also includes amortization of goodwill from the initial acquisition of Acculase, Inc. in 1995.

         Net interest income during the three months ended September 30, 2000 was $178,668, as compared to interest expense during the three months ended September 30, 1999 of $77,952. Net interest income during the three months ended September 30, 2000 primarily related to interest earned on invested cash balances from the proceeds of private placements of our securities. Net interest expense during the three months ended September 30, 1999 primarily related to interest charges associated with our note payables and long-term debt, which were repaid in the first quarter of 2000.

         Other income during the three months ended September 30, 2000 was $18,104 as compared to $49,101 for the three months ended September 30, 1999.

         As a result of the foregoing, we incurred a net loss of $3,084,884 during the three months ended September 30, 2000, as compared to a net loss of $2,588,542 during the three months ended September 30, 1999. We incurred a loss from continuing operations of $3,084,884 during the three months ended September 30, 2000, as compared to a loss from continuing operations of $1,916,476 during the three months ended September 30, 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         We generated revenues of $629,271 during the nine months ended September 30, 2000, which were related to the sale of laser equipment in connection with the Baxter Agreement. We did not generate any revenues from continuing operations during the nine months ended September 30, 1999. During the third quarter of 2000, we shipped 21 excimer laser systems to dermatologists for commercial use. As of September 30, 2000, we have generated no revenues from the psoriasis treatment system.

         Cost of revenues during the nine months ended September 30, 2000 increased to $325,000 from $0 during the nine months ended September 30, 1999, due to the costs of the laser equipment sold in connection with the Baxter Agreement.

         Selling, general and administrative expenses during the nine months ended September 30, 2000 increased to $7,103,505 from $2,072,699 during the nine months ended September 30, 1999. Included in selling, general and administrative expenses for the nine months ended September 30, 2000 were $808,766 related to a charge associated with the acceleration of vesting of certain options granted to the Chairman of our Scientific Advisory Board, as well was $279,101 related to charges associated with the granting of options to certain of our outside consultants, including certain other members of our Scientific Advisory Board. Excluding this charge, the increase primarily related to our building of our infrastructure to enable us to implement our business plan to commercialize our psoriasis laser treatment system. Specifically, these increases from 1999 included increases in consulting and professional fees related to marketing expenses with respect to our excimer laser systems, increased salaries and related costs associated with our newly retained executive officers, increased personnel and overhead expenses with respect to the infrastructure, which we are building to commercialize our excimer laser operations.

         Research and development during the nine months ended September 30, 2000 increased to $1,970,564 from $1,176,233 during the nine months ended September 30, 1999. This increase primarily related to the increased amount of funds available for research expenses during 2000. Research and development expenses in the nine months ended September 30, 2000 primarily related to the development of our excimer laser systems for our psoriasis and TMR products. Research and development expenses in the nine months ended September 30, 1999 primarily related to the development of our psoriasis laser systems and also included expenses related to additional testing to meet CE Mark and Underwriter's Laboratory ("UL") standards for our excimer lasers.

         Depreciation and amortization during the nine months ended September 30, 2000 decreased to $491,824 from $792,856 during the nine months ended September 30, 1999. These amounts primarily related to the amortization of the license fee from Baxter and the depreciation of equipment acquired in 1998. As a result of our purchase of the remaining 23.9% of Acculase, Inc. on August 31, 2000, the 2000 amount includes one month of amortization associated with the goodwill related to this transaction. The 1999 amount also includes amortization of goodwill from the initial acquisition of Acculase, Inc. in 1995.

         Net interest income during the nine months ended September 30, 2000 was $445,653, as compared to net interest expense during the nine months ended September 30, 1999 of $1,757,581. Net interest income during the nine months ended September 30, 2000 primarily related to interest earned on invested cash balances from the proceeds of private placements of our securities. Net interest expense during the nine months ended September 30, 1999 primarily related to interest charges associated with the recognition of a beneficial conversion feature on certain of our then outstanding convertible notes payable, as well as our various notes payable and long-term debt, which were repaid in the first quarter of 2000.

         Other income during the nine months ended September 30, 2000 increased to $345,366 from $52,915 during the nine months ended September 30, 1999. Other income for the nine months ended September 30, 2000 primarily related to the forgiveness of certain payables by certain of our creditors.

         As a result of the foregoing, we incurred a net loss of $9,117,145 during the nine months ended September 30, 2000, as compared to a loss of $7,023,134 during the nine months ended September 30, 1999. We incurred a loss from continuing operations of $8,470,603 during the nine months ended September 30, 2000, as compared to a loss from continuing operations of $5,746,454 during the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations through the use of working capital provided from loans and equity and debt financing.

         Due to our limited financial resources, our strategy changed in 1997 to focus our efforts on our excimer laser technology and expertise in order to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         From September, 1997 through March, 2000, we issued certain securities, including shares of our common stock and other derivative securities convertible or exercisable into shares of common stock, in order to finance our business operations. All of the shares of common stock and the shares of common stock underlying such derivative securities have been registered in a registration statement dated May 12, 2000.

         As of March 16, 2000, we completed a financing to ten (10) institutional investors of an aggregate of 1,409,092 shares of common stock at a purchase price of $11.00 per share, resulting in aggregate gross proceeds to us of approximately $15,500,000. The market price of the common stock on the date that the transaction was negotiated was $13.50 and on the closing date of the transaction was approximately $15.88. We paid ING Barings LLC a commission of 6% of the gross proceeds, or approximately $930,000. We intend to use and have used the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products) and research and development expenses, and to use as working capital.

         At September 30, 2000, the ratio of current assets to current liabilities was 5.0 to 1.00 compared to 1.3 to 1.00 at December 31, 1999. As of September 30, 2000, we had $10,239,631 of working capital.

         Cash and cash equivalents were $11,045,274, as of September, 2000, as compared to $4,535,557, as of September 30, 2000 and 1999. This increase was primarily attributable to the receipt of $14,259,491 in net cash proceeds from the March 16, 2000 financing. Subsequent to September 30, 2000, certain of our warrant and option holders exercised warrants and options to purchase approximately 480,000 shares of our common stock and we received approximately $2,200,000 in proceeds. We believe that our existing cash balance will be sufficient to meet our cash requirements for at least the next 9 to 12 months. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

         As of September 30, 2000, we had borrowings in the aggregate amount of $152,918. December 31, 1999, we had borrowings in the aggregate amount of $397,330. The decrease in long-term borrowings relates to the repayment of long-term obligations from the proceeds of private placements of our securities.

         In March 2000, we paid $950,000 to the landlord for our Florida facility, and $700,000 to CSC Healthcare Inc., to settle certain disputes between us and such other parties. We paid these amounts from the proceeds of a financing in March 2000.

         Net cash used in operating activities was $9,255,357 and $3,843,190 for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities during the nine months ended September 30, 2000 and 1999 primarily consisted of net losses, decreases in net current liabilities (2000 only), offset by depreciation and amortization, increases in interest related to the conversion features of our convertible notes and amortization of certain related issuance costs (1999 only), and the payment in our securities (including common stock, options and warrants) of fees for services to consultants and the acceleration of stock options issued to employees and consultants.

         Net cash used in investing activities was $1,376,031 and $36,988 for the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000, we utilized $206,423 to acquire equipment for our excimer laser business operations. We also used $1,420,108 associated with the construction of our psoriais treatment lasers. We received proceeds of $250,500 from the sale of certain assets related to our discontinued Florida and Massachusetts operations. In the nine months ended September 30, 1999, we utilized $36,988 to purchase equipment and leasehold improvements to support our excimer laser operations.

         Net cash provided by financing activities was $17,141,105 and $10,325,144 during the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000, we received $14,259,491 from the net proceeds of the sale of 1,409,092 shares of common stock in connection with the March 16, 2000 Financing, $136,072 from the issuance of notes payable, $2,333,690 from the exercise of stock options and $792,336 from the exercise of warrants, which was offset by the utilization of $380,484 for the payment of certain debts.

         In the nine months ended September 30, 1999, we received $8,540,544 in proceeds from the issuance of common stock, $2,398,750 in proceeds from the offering of the convertible notes and $86,485 from the proceeds of certain notes payable, which was offset by the utilization of $473,213 for the payment of certain debts, $72,162 for the payment of certain related party notes payable and $166,600 for certain costs related to the issuance of the convertible notes and certain other securities.

         Our ability to expand business operations is currently dependent on financing from external sources. There can be no assurance that changes in our manufacturing and marketing research and development plans or other changes affecting our operating expenses and business strategy will not result in the expenditure of such resources before such time or that we will be able to develop profitable operations prior to such date, or at all, or that we will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and our management does not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives, including certain derivative instruments embedded in other contacts and for hedging activities, and is effective for all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no impact on our operating results or financial position.

         In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 is required no later than the fourth quarter of fiscal years beginning after December 15, 1999. We have determined that our accounting policies for revenue recognition are currently in compliance with the provisions of SAB No. 101.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and therefore, we do not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         LITIGATION WITH SURGILIGHT, INC. AND TIMOTHY J. SHEA. On or about June 20, 2000, the Company filed a Complaint for Misappropriation of Trade Secrets, Breach of Confidentiality Agreement and Breach of Fiduciary Duty against SurgiLight, Inc. ("SurgiLight") and Timothy J. Shea ("Shea") in the Circuit Court of the Tenth Judicial Circuit in and for Orange County, Florida. The Complaint alleges that SurgiLight and Shea have unlawfully misappropriated and used trade secrets and other confidential information of the Company with respect to the Excimer Laser Phototherapy System AL 7000 for the treatment of psoriasis. The Complaint alleges that Shea obtained this information when he was an employee and subject to confidentiality and employment agreements. The Complaint further alleges that SurgiLight hired Shea to oversee its corporate operations, clinical research and FDA regulatory submissions as part of a common plan or scheme between SurgiLight and Shea to pirate and use the Company's trade secrets and confidential information. Additionally, the Complaint alleges that SurgiLight and Shea used the Company's trade secrets and confidential information to develop, manufacture and/or market an excimer laser for the treatment of psoriasis known as the EX-308UV Laser, and to prepare and submit a section 510(k) application for the approval of the EX-308UV Laser to the FDA. The Complaint seeks temporary and permanent injunctive relief and damages. SurgiLight and Shea filed a motion to dismiss, which was granted in part with leave to amend. After the Amended Complaint was filed, SurgiLight and Shea filed an answer, in which they deny the substantive allegations in the Amended Complaint. Additionally, Shea has filed a counter-claim against the Company alleging claims for unused vacation and certain medical benefits, each in an unspecified amount. The Company intends to file a response denying liability to Shea for these claims. The parties have commenced discovery in the proceeding. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome, if any, to the Company.

         LITIGATION WITH LASTEC, INC., JOHN YORKE AND RAYMOND "TIM" THOMPSON. On June 7, 2000, the Company filed a Complaint against Lastec, Inc. ("Lastec"), John Yorke ("Yorke") and Raymond "Tim" Thompson ("Thompson") in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, to collect the balance of $337,500 in principal, plus interest, due on a promissory note and guaranty. The promissory note and guaranty were given as a portion of the purchase price for assets purchased by Lastec from the Company with respect to its prior business operations in Orlando, Florida. Lastec is the obligor on the promissory note. Yorke and Thompson signed a guaranty of the note. The Complaint alleges that Lastec failed to make an installment payment of $37,500 due on the note on May 20, 2000, and that the full amount is therefore due and payable on the note and the guaranty. The Complaint seeks to enforce the promissory note and guaranty, and also includes claims for breach of the security agreement, which secures the note, and repossessing the assets. The defendants have filed an answer denying liability. The Company is advised that if the matter is not settled, the defendants will file an amended answer and cross-complaint claiming damages for the Company's alleged breach of the agreement and that the defendants have repudiated the agreement based thereon. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome, if any, to the Company.

         CLAIM BY LANDLORD FOR FORMER FLORIDA FACILITY. The Company received a letter, dated October 20, 2000, from the counsel for the Company's former landlord for its former Florida facility, which asserts that the Company is liable for approximately $77,000 of unpaid rent for the subject premises for the period covering June, 2000 through approximately October, 2000. The letter also purports to serve as an eviction notice for the premises. The Company is not aware that any action has been filed or served by the former landlord in connection with this letter. The Company believes that it has valid defenses to the claims set forth in the letter, if any proceeding is brought against the Company related to such claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 18, 2000, at the Company's Annual Meeting of Stockholders, the Company's stockholders adopted the following resolutions by the votes set forth below:

         1.  The Company's six directors were re-elected by the following votes:

         Director                Votes For    Votes Against    Votes Withheld
         --------               ----------    -------------    --------------
         Alex Charlton          10,687,596          0               2,059
         Jeffrey O'Donnell      10,687,596          0               2,059
         Alan Novak             10,687,588          0               2,067
         John J. McAtee, Jr.    10,687,596          0               2,059
         Samuel Navarro         10,687,596          0               2,059
         Richard DePiano        10,687,596          0               2,059

         2. The Company's Restated Certificate of Incorporation and revised Bylaws were approved with 10,649,255 votes for, 29,684 against and 10,716 abstaining.

         3. The Company's Certificate of Incorporation was amended to increase the Company's authorized capital to 50,000,000 shares of Common Stock, with 10,532,125 votes for, 150,879 against and 6,033 abstaining.

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

27       Financial Data Schedule

B.       Reports on Form 8-K

         None.


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

                                             PHOTOMEDEX, INC.


Date: November 14, 2000               By: /s/ Jeffrey F. O'Donnell
                                         -------------------------
                                           Jeffrey F. O'Donnell
                                           President and Chief Executive Officer


Date: November 14, 2000               By: /s/ Dennis McGrath
                                         -------------------
                                           Dennis McGrath
                                           Chief Financial Officer