Form 10-K
period 2000-12-31
PHOTOMEDEX INC
filed 2001-04-02
CIK 711665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2000

             OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________
                         Commission file number: 0-11635

                                PHOTOMEDEX, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       59-2058100
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

       Five Radnor Corporate Center, Suite 470, Radnor, Pennsylvania 19087

          (Address of principal executive offices, including zip code)
                                 (610) 971-9292

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

                     Common Stock, $0.01 par value per share
                                (Title of Class)

Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days.                     Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of our common stock as of March 27, 2001, was 19,074,783 shares. The aggregate market value of the common stock (18,635,800 shares) held by non-affiliates, based on the closing market price ($5.06) of the common stock as of March 27, 2001 was $94,388,228.

         CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE REPORT, ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF PHOTOMEDEX, INC., A DELAWARE CORPORATION (REFERRED TO IN THIS REPORT AS "WE," "US" OR "OUR,") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. . FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE COMMISSION, REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER "RISK FACTORS."

PART I

ITEM 1.  BUSINESS

OVERVIEW OF OUR BUSINESS

         We develop, manufacture and market therapeutic excimer laser-based instrumentation designed to treat psoriasis and vitiligo. We are also developing our technology for the treatment of other skin disorders. In January 2000, we received the first Food and Drug Administration, or FDA, approval to market an excimer laser system, our XTRAC system, for the treatment of psoriasis. XTRAC(TM) is a registered trademark of PhotoMedex, Inc. PhotoMedex, Inc. and our logo are both registered trademarks of PhotoMedex, Inc. On March 1, 2001, we received the first FDA approval to market our XTRAC system for the treatment of vitiligo. We commercially launched the XTRAC system in the United States in August 2000.

         In February 2001, we received notification from a major healthcare insurer, CIGNA Corporation, or CIGNA, that CIGNA will reimburse medically necessary claims submitted by patients or their doctors for payment of treatments for psoriasis utilizing our XTRAC system.

         There is no known cure for psoriasis and although existing treatments provide some relief to psoriasis sufferers, they are extremely inconvenient and may involve substantial side effects. We believe that our patent-protected XTRAC system will enable more effective and convenient treatment with minimal side effects and, as a result, will become the "standard of care" for the majority of those afflicted with the disease.

         As a part of our commercialization strategy in the United States, we are providing our XTRAC system to targeted dermatologists at no capital cost to them. We believe that this strategy will create substantial incentives for these dermatologists to adopt our XTRAC system and will accelerate further market penetration. We expect to receive a recurring stream of revenue from per-treatment charges to dermatologists for use of our XTRAC system. Outside of the United States, our strategy includes both selling and leasing XTRAC systems directly to dermatologists through our distributors and providing XTRAC systems to dermatologists with a usage-based revenue stream to us.

OVERVIEW OF PSORIASIS

         Psoriasis is believed to be a non-contagious, autoimmune medical disorder and a chronic inflammatory skin disease affecting more than 7 million Americans and between 1% and 3% of the world's population. There is no known cure for psoriasis. Although clinical symptoms and severity vary greatly between individuals and over periods of time, psoriasis appears most commonly as inflamed swollen lesions covered with silvery white scales. Psoriasis patients often suffer from debilitating and painful swelling, itching, bleeding, cracking and burning, resulting in decreased mobility, depression and low self-esteem. The National Psoriasis Foundation, or NPF, estimates that, in the United States, dermatologists treat over 1.5 million psoriasis patients each year and that the total annual spending by those patients is between $1.6 billion and $3.2 billion.

         While the exact cause of the disease remains unknown, the emerging consensus among scientists and physicians characterizes psoriasis as an autoimmune medical disorder in which excessive "T" cell stimulation in skin cells activates an inflammatory response and excessive skin cell production. The disease causes the rate at which skin cells are produced and pushed to the outer skin layer to increase seven-fold, from every 28 days to every two to four days. The rate at which skin cells die and subsequently shed from the skin, however, remains constant, resulting in the buildup of cells at the outermost skin layer.

         Psoriasis cases are classified as mild (less than 2% of the body's surface area affected and usually localized on the knees, elbows, scalp, hands and feet), moderate (between 2% and 10% of the body's surface area affected and usually appearing on the arms, legs, torso and head) and severe (greater than 10% of the body's surface area affected and potentially involving all areas of the skin). Our initial target market is patients with mild to moderate psoriasis that represent 80% of all psoriasis cases.

CONVENTIONAL TREATMENT METHODS FOR PSORIASIS

         Currently, psoriasis is treated with topical treatments (such as skin creams), systemic drugs and phototherapy.

         TOPICAL TREATMENTS. Although physicians generally use topical therapy as a starting point for the treatment of psoriasis regardless of its severity, it is typically recommended for patients with mild and moderate psoriasis. The most commonly used topical treatment is corticosteroids that are demonstrated to reduce inflammation, itching and inhibit cell proliferation. Existing topical treatments have shown efficacy for relatively short periods of time in only 45% of patients. Frequent recurrence of the disease associated with topical therapies results in a high number of required treatments, making topical therapies relatively inconvenient. In addition to inconvenience and inherent messiness, topical therapies may cause numerous side effects including thinning skin, irritation, burning, skin discoloration and light sensitivity.

         SYSTEMIC DRUGS. Methotrexate and Cyclosporine, the most commonly used systemic drugs, can successfully treat over 80% of psoriasis patients when prescribed. These drugs, however, have very serious side effects including nausea, fatigue, liver damage and kidney dysfunction. Because of the potential toxicity of these drugs, treatment protocols for Methotrexate therapy require ongoing liver biopsies, and Cyclosporine treatments are generally restricted in duration to one year. In addition, these systemic drugs are very expensive, with annual treatment costs ranging from $1,700 to $8,300.

         PHOTOTHERAPY TREATMENTS. The most common phototherapy treatments are Ultraviolet B radiation, or UVB, and psoralen with Ultraviolet A, or PUVA. According to the NPF, these therapies are considered to be the most effective treatments for people with moderate to severe psoriasis, temporarily clearing psoriasis in over 80% of patients when prescribed.

         According to UVB treatment protocol, the whole body of the patient is radiated with UVB rays, as the patient stands in a special booth lined with UVB lamps. During this procedure, healthy skin as well as psoriasis-affected skin, is exposed to UVB radiation, which may cause severe burns and increase the risk of skin cancer and premature aging. In order to manage potentially harmful radiation and minimize side effects to healthy skin, the treating physician must limit the intensity of the dosage. This results in a typical treatment cycle of 30 to 40 sessions or more, requiring a significant time commitment by psoriasis patients. This time-consuming treatment cycle creates substantial inconvenience and disruption to patients' life styles and leads to poor patient compliance. The NPF estimates that 56 million hours of work are lost annually in the United States due to the time spent on treating psoriasis using conventional UVB treatment.

         PUVA, a treatment similar to UVB, is a combination of UVA with psoralen, a drug used to increase a patient's sensitivity to the UVA rays. Although PUVA allows a physician to achieve similar efficacy to UVB with fewer required sessions, PUVA can cause additional side effects, including nausea, itching and increased risk of cataracts. Additionally, PUVA treatments are expensive with the average annual cost of UVB and PUVA therapies ranging from $2,400 to $3,200.

                         CONVENTIONAL TREATMENT OPTIONS*

                              TREATMENT                                   POTENTIAL SIDE             COST PER
  THERAPY                       CYCLE        PATIENT EFFECTIVENESS           EFFECTS                   YEAR
Topicals                        Daily                 45%            Irritation; straining;        $1,500-1,600
                                                                     thinning skin
Systemic drugs                  Daily                21-84%          Nausea; fatigue; liver        $1,700 - 8,300
                                               (dosage dependent)    damage; kidney dysfunction;
                                                                     limited acceptable
                                                                     treatment duration
UVB                             30-40                87-89%          Skin cancer and pre-mature    $2,400 - 2,600
                                                                     aging to healthy skin
PUVA                             20                   85%            Skin cancer and premature     $2,600 - 3,200
                                                                     aging to healthy skin;
                                                                     nausea; itching; cataracts

*Source: IMS, Medical Economics, National Psoriasis Foundation, RX MED, J. Koo Study, 7/96, Shani et al., International Journal of Dermatology 1999.

OUR SOLUTION

         We believe our XTRAC system will replace existing methods to treat psoriasis and will become the standard of care for the majority of the 7 million Americans suffering with psoriasis, including those who presently do not seek care due to the lack of an effective and convenient treatment.

         Our product utilizes the ultraviolet light that has historically proven effective for treating psoriasis and combines it with our patented laser technology. Our technology enables a physician to focus treatment solely on the affected areas of the skin through a unique, proprietary light delivery system. This ability to focus treatment only on affected skin areas permits physicians to use a higher intensity light dose than is possible with traditional ultraviolet light therapies. Our XTRAC system is a safe and effective treatment for psoriasis that requires fewer visits than conventional phototherapy. Unlike conventional treatments, our XTRAC system targets only the affected areas of the skin, sparing the surrounding skin areas. Unlike most other lasers, our XTRAC system emits a pulsating beam of light that is neither hot nor cold to the touch, resulting in no pain or discomfort to virtually all patients.

         Clinical studies have demonstrated our XTRAC system to have equal or greater efficacy than the most effective treatment alternatives presently available for psoriasis. We believe our XTRAC system will become the preferred method to treat most psoriasis as a result of high efficacy, wider applicability, fewer side effects and convenience.

         WIDER APPLICABILITY. Our XTRAC system enables the physician to deliver concentrated doses of ultraviolet light to the psoriasis-affected skin at a higher intensity than is possible with traditional ultraviolet light therapy. As a result, physicians can use the XTRAC system to treat all degrees of psoriasis from mild to moderate cases. The XTRAC system has also proven effective to treat hinged body areas (elbows and knees), which previously have been the most difficult areas of the body to effectively treat with topical treatments and other ultraviolet light therapy.

         FEWER SIDE EFFECTS. Traditional ultraviolet light therapy may result in severe side effects because it involves exposure of unaffected areas of the body to potentially harmful ultraviolet light radiation. Our XTRAC system enables physicians to apply treatment on the affected areas of the skin in a relatively high, focused dose, thereby minimizing many of the side effects of traditional phototherapy.

         CONVENIENCE. During traditional ultraviolet light treatments, healthy skin as well as diseased skin is exposed to ultraviolet light radiation, which increases the possibility of potential side effects, principally skin cancer and premature aging. Physicians usually attempt to minimize these side effects by lowering the overall dosage of ultraviolet light in each treatment and increasing the total number of required sessions. Consequently, traditional ultraviolet light therapies require 20 to 40 sessions during a 10 to 12 week treatment cycle creating substantial inconvenience for patients and leading to poor patient compliance. We believe that the higher intensity doses of ultraviolet light enabled by our XTRAC system result in shorter treatment cycles, increased convenience and improved patient compliance. To date, our XTRAC system has been shown to effectively treat psoriasis in four to eight sessions during a treatment cycle of two to four weeks.

OUR BUSINESS STRATEGY

         Our short-term goal is to establish the XTRAC system as the standard of care in treating psoriasis patients. Our long-term goal is to become the world's leading provider of photo-medicine technologies. The following are the key elements of our strategy.

         ESTABLISH OUR XTRAC SYSTEM AS THE STANDARD OF CARE FOR PSORIASIS TREATMENT. Several key opinion leaders in the dermatological community have endorsed our XTRAC system as the standard of care for the majority of psoriasis patients. Relying upon these endorsements, we intend to accelerate the placement and usage of our XTRAC system by marketing to dermatologists through our direct marketing force. We have also developed a set of unique medical practice tools, such as patient education videos, patient letters, sample press releases, point-of-sale displays and other advertising literature, to assist the dermatologist in marketing our XTRAC system.

         BUILD BROAD CONSUMER AWARENESS PROGRAM TO ATTRACT THOSE NOT CURRENTLY SEEKING TREATMENT. Of the 7 million psoriasis patients in the United States only about 1.5 million seek care, largely due to the frustration caused by the limited effectiveness, inconvenience and significant side effects of other treatment alternatives. We invest and will continue to invest in print, radio and internet advertising to educate this skeptical, yet hopeful, population about our XTRAC system that enables more convenient and effective psoriasis treatment.

         INCREASE INSTALLED BASE OF OUR XTRAC SYSTEMS BY MINIMIZING ECONOMIC RISK TO THE DERMATOLOGIST. In the United States, we plan to place our XTRAC system in dermatologists' offices free of charge. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating inherent economic risk to them. We also intend to market our XTRAC system in this manner outside of the United States, but we also have sold and may continue to sell or lease XTRAC systems directly to dermatologists in these markets through our distributors.

         GENERATE RECURRING REVENUE BY CHARGING THE DERMATOLOGIST A PER-TREATMENT FEE. Because there is no known cure for psoriasis, we generate and expect to continue to generate recurring revenue in the United States from patients utilizing our XTRAC system by charging the dermatologist a per-treatment fee for this chronic condition. Additionally, we intend to increase our recurring revenue by targeting dermatologists whose practices are located in geographic regions with the largest concentration of psoriasis patients.

         SELL OR LEASE OUR XTRAC SYSTEM IN FOREIGN COUNTRIES TO BE UTILIZED TO TREAT PATIENTS ON A WIDER BASIS. Because of the varying economic, regulatory, insurance, reimbursement and selling channel environments outside of the United States, we have entered into two distribution agreements with a European distributor to sell the XTRAC system in Italy and to sell the XTRAC system in South Africa. We have entered into a distribution agreement with a distributor to sell the XTRAC system in Israel. These distributors have agreed during 2001 to purchase for resale 12, 4 and 3 XTRAC systems, respectively. We intend to enter into similar agreements for sales of our XTRAC system in several European countries. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase more then their contractual obligations.

         EXPAND CLINICAL APPLICATIONS TO THE TREATMENT OF OTHER SKIN DISORDERS. More than 30 skin disorders other than psoriasis and vitiligo react positively to ultraviolet light therapy. We have invested and will continue to invest in research and development of new products and in additional applications of our existing patented laser technology to treat skin disorders other than psoriasis and vitiligo, which are susceptible to ultraviolet light therapy.

         COMMERCIALIZE INTELLECTUAL PROPERTY FOR OTHER APPLICATIONS. Our patented laser technology has potential applications for nonmedical uses and for medical uses beyond skin disorders. We also intend to continue to expand our intellectual property base through research and development efforts. We will consider appropriate commercial opportunities arising from third party applications of our proprietary technology in areas other than skin disorders. In addition, on August 1, 2000, we entered into a non-exclusive license agreement with Komatsu, Ltd., or Komatsu, under which Komatsu will pay us a royalty for the use of a U.S. laser patent we own in connection with its manufacture of semi-conductor lithography equipment. We intend to continue to explore similar opportunities.

OUR XTRAC SYSTEM

         Our XTRAC system combines the technology of an excimer laser, or "cold" laser system (already in use for a variety of medical and cosmetic treatments), with the use of ultraviolet light therapy. The XTRAC system applies directly to psoriasis-affected skin a concentrated dose of radiation at a higher intensity than traditional ultraviolet light therapy. Our XTRAC system utilizes a 308 nm light wavelength, which studies have shown to be the optimal wavelength to effectively treat psoriasis. Our XTRAC system consists of the laser, which is mobile and approximately the size of a small filing cabinet, and a hand piece attached to the laser by fiber optic cable, which is designed to permit direct application of the ultraviolet light to psoriasis-affected skin.

         Between March 1998 and November 1999, we initiated five clinical trials of our XTRAC system at Massachusetts General Hospital. Our objective in these clinical trials was to compare our XTRAC laser technology with standard ultraviolet light therapy in the treatment of psoriasis. In January, 2000, we received a 510(k) approval from the FDA based on the clinical results from these trials. The Massachusetts General Hospital clinical trial, which involved 13 patients, concluded that our XTRAC laser made it possible to effectively treat psoriasis with as few as one session with moderately long remission. The study also concluded that the number of treatments to remission depended largely on the intensity of the ultraviolet light used, concluding that medium intensities seemed to provide the best results with a superior balance between quick clearing and patient comfort. We have agreed to support the clinical trials with research grants of approximately $956,000, of which we have paid approximately $671,000 as of March 21, 2001.

         To support our commercialization strategy, we began an additional clinical trial in May 2000. The trial was designed to duplicate the results obtained in the Massachusetts General Hospital clinical study in mainstream dermatologists' offices. We established five Beta sites throughout the United States using our XTRAC system in a clinical trial of 124 persons. This study, which has been completed, examined various aspects of excimer laser therapy, including the number of treatments necessary for clearing, the ultraviolet light intensity necessary for clearing, and overall patient satisfaction. Our Beta-Site Clinical Study indicated that:

         - approximately 72% of patients treated were 75% improved in slightly more than six sessions, with minimal and well-tolerated side effects;

         - an average of approximately 6.2 sessions were required to achieve 75% improvement;

         -        some patients were cleared in one session; and

         - patients were successfully treated who had psoriasis in the hinged body areas (knees and elbows), which have proven the most difficult for other alternative therapies to demonstrate any kind of remedial impact.

DOMESTIC COMMERCIALIZATION OF OUR XTRAC SYSTEM

         In the United States, we are commercializing our XTRAC system in a manner designed to provide a recurring stream of revenue to us, as well as to the treating dermatologist, who would otherwise refer the patient for alternative treatment and therefore forego associated revenues. We intend to place units in the offices of dermatologists with high-volume psoriasis practices at no up-front capital cost to the dermatologists.

          A dermatologist generally takes delivery of our XTRAC system, for no cost, under the terms of our standard usage agreement, and then has the right to purchase pre-paid treatment cards for a flat fee of $2,250 each. These cards may be used for multiple treatments for the same or different patients, for psoriasis or vitiligo. The dermatologist retains any revenue received from patients or their medical providers.

         Currently, dermatologists who treat psoriasis patients using ultraviolet light generally refer those patients to independent treatment centers. In such cases, the physician does not ordinarily share in any of the revenue generated from providing treatments to the patient. However, the physician using our XTRAC system will treat the patient in the physician's office and, therefore, will retain a portion of the revenue that would otherwise be lost to outside providers. In addition, in most states, a technician, rather than the physician, may apply the treatment, thus permitting the dermatologist to continue treating other patients, while at the same time generating revenue from treatments with our XTRAC system. We believe that this will create a significant incentive for treating dermatologists to use our XTRAC system.

         We promote our XTRAC system through trade shows, advertising in scientific journals, industry magazines, radio and newsprint, as well as direct mail programs. Our marketing campaign is designed to accelerate market acceptance of our XTRAC system by increasing physician and patient awareness for our new, unique technology.

         Because our psoriasis treatment constitutes a new form of treatment for the disease, to date we have received approval for reimbursement from one healthcare insurer, CIGNA. Many patients, at first, will not be able to obtain any reimbursement from their insurance programs, or from Medicare or Medicaid, for the treatment. During the first three years, our marketing plan is focused on that segment of the dermatological treatment community, which controls more than 50% of the prescriptions (topicals, phototherapy and systemic medications) for the treatment of psoriasis, in geographic areas where the average dual household income of patients is $75,000 or more.

         Based on our market research, we believe that most existing psoriasis patients have health insurance plans that require co-payments for existing psoriasis treatments, or are subject to annual deductibles. As a result, a patient seeking conventional UVB treatment for psoriasis, which can require 60 to 80 sessions annually, is already incurring significant out-of-pocket costs, as an example. We believe that treatment with our XTRAC system, estimated to cost $2,000 annually, will provide a superior alternative to traditional ultraviolet light treatment due to offered convenience, high efficiency with fewer side effects and substantially fewer patient sessions required during a given time period.

INTERNATIONAL COMMERCIALIZATION OF OUR XTRAC SYSTEM

         We have established an international marketing plan based initially on the sale of our XTRAC system through independent exclusive distributors. We do not anticipate receiving revenues from resales or usage fees following our sales to our foreign distributors. We have already entered into agreements with distributors in Italy, South Africa, Israel and Spain and intend to enter into similar arrangements with companies in several other European countries. In some countries, we anticipate developing relationships similar to those in the United States, whereby we place a laser system in the doctor's office for free or at minimal cost, and charge the doctor a per-procedure fee.

OUR LASER SYSTEM FOR VITILIGO

         On March 1, 2001, the FDA issued a 501(k) approval for our XTRAC system for the treatment of vitiligo. Vitiligo is a disease in which the skin loses pigment due to destruction of the pigment cells, causing areas of the skin to become white. Between 1% and 2% of the population suffers from the condition, and there is no known cure. The principal conventional treatments for symptoms are PUVA radiation and, to a lesser extent, topical steroids. According to the National Vitiligo Foundation, or NVF, the cost of PUVA treatments, over a 12 to 18 months period, can run $6,000 or more and involve 120 clinic visits. Moreover, according to the NVF, current conventional treatments methods are unsatisfactory and many patients tend to lose the pigment they were successful in gaining through PUVA therapy. Our XTRAC system can effectively re-pigment a patient's skin, eradicate the white spots and restore the patient's skin to its original condition.

OUR LASER SYSTEM FOR TMR

         Transmyocardial revascularization, or TMR, is a new, FDA-approved method of relieving debilitating pain in patients suffering from angina. TMR may be used to treat patients for whom conventional treatments for angina, such as coronary artery bypass graft surgery or coronary angioplasty, are ineffective. TMR may also be used in conjunction with conventional angina treatments. In August 1997, we entered into an agreement, or the Edwards Agreement, with Edwards LifeSciences Corporation, or Edwards. Under the terms of this agreement, we granted Edwards exclusive worldwide rights to sell our AL5000M, consisting of a modified excimer laser and associated disposable products, for the treatment of cardiovascular and vascular disease using the TMR procedure. We believe that Edwards has breached this agreement, and we have notified Edwards of our position regarding the agreement. We have reserved all of our rights under the agreement and are considering what legal action should be taken in this regard. We currently do not have a strategic partner with whom to market our AL5000M, and we do not currently have sufficient financial resources to commercialize the AL5000M by ourselves.

MARKETING

         As of March 31, 2001, our sales and marketing organization includes 26 full-time employees in North America, of whom 14 are direct account representatives. Our direct marketing effort is supported by a team of seven clinical specialists, who provide medical and technical support to physicians using our XTRAC system. We pay our direct sales force employees a salary plus commission, with a majority of their compensation resulting from commissions based on laser usage by physicians. We pay our clinical specialists a base salary plus a bonus based on the number of in-service visits made by the specialist. We have one foreign marketing representative who currently has been marketing our XTRAC system to distributors in Europe and South Africa.

MANUFACTURING

         We manufacture our products at our 11,500 square foot facility in Carlsbad, California. Our California facility is ISO 9001 certified. We believe that our present manufacturing capacity at this facility is sufficient to meet foreseeable demand for our products.

         We manufacture most of our own components, and we utilize certain suppliers for the manufacture of selected standard components and subassemblies, which are manufactured to our specifications. Most major components and raw materials, including optics and electro-optic devices, are available from a variety of sources. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our instruments are manufactured in accordance with FDA Quality System Requirements.

RESEARCH AND DEVELOPMENT

         As of March 31, 2001, our research and development team included 2 full-time employees. We conduct our research and development activities at our facility in Carlsbad, California. Our research and development expenditures were approximately $3.0 million in 2000, $2.06 million in 1999 and $1.1 million in 1998.

         Our research and development activities are focused on:

         - the application of our XTRAC system to the treatment of other skin disorders, including scar pigmentation and oral lichen planus;

         - developing additional devices to further improve psoriasis treatment with our XTRAC system; and

         - developing new lines of phototherapy products for medical treatments.

PATENTS AND PROPRIETARY TECHNOLOGIES

         We protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of the date of this Report, we had six issued and three pending patents in the United States, two Australian issued patents, one Canadian pending patent, two Israeli issued patents, two Japanese pending patents, one issued and two pending European Union, or EU, and one Chinese pending patent.

         We are a party to various license agreements that give us rights to use certain technologies. We pay royalties to the parties from which we are licensing these technologies. In addition, we have licensed certain of our proprietary technology to Komatsu, Ltd. in connection with its manufacture of semi-conductor lithography equipment for which we receive royalty fees.

         We also rely on trade secret, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

GOVERNMENT REGULATION

         Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. The Federal Food, Drug and Cosmetics Act and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use and promotion of medical devices and drugs, including our XTRAC system and products currently under development by us. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         In the United States, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA's good manufacturing practices, and quality system regulations. Class II devices are subject to general and special controls, such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices.

         Before a new medical device can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Food and Drug Modernization Act of 1997, or the FDA Act, or a pre-market approval application under Section 515 of such FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device or certain Class III devices. On January 27, 2000, the FDA issued 510(k) approval for our XTRAC system for the treatment of psoriasis, and on March 1, 2001, for the treatment of vitiligo. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions. A pre-market approval application may be required if a proposed device is not substantially equivalent to a legally marketed Class I or II device, or for certain Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

         We expect that our excimer laser for TMR, the AL5000M, will be regulated as a Class III medical device and will require pre-market approval prior to being marketed in the United States. Although we have received an Investigational Device Exemption, or IDE, from the FDA permitting us to conduct clinical trials of the AL5000M in the United States, there can be no assurance that data from such studies will demonstrate the safety and effectiveness of the AL5000M or will adequately support a pre-market approval application for the product. In the first quarter of 1998, we transferred the IDE to Edwards under our agreement with Edwards. Due to our disputes with Edwards, we do not anticipate that any further studies will be conducted by Edwards. We currently do not have sufficient resources to finance such studies ourselves, and cannot be certain whether we will enter into a strategic alliance with another medical device company with sufficient resources to implement a development strategy for the AL5000M.

         We will be subject to routine inspection by the FDA and will have to comply with a number of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulation, good manufacturing process requirements, medical device reporting regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or off-label uses.

         We are also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health, or CDRH, of the FDA. These regulations require laser manufacturers to file new products and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold, except those sold to private label customers, as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of product. The CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, we have filed the documentation with the CDRH for our laser products requiring such filing, and have not experienced any difficulties or incurred significant costs in complying with such regulations.

         We have received ISO 9001/EN46001 certification for our XTRAC system and for the AL5000M. This authorizes us to affix a CE Mark to our products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our products in all of the member countries of the EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the EU. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution.

THIRD-PARTY REIMBURSEMENT

         In the United States, healthcare providers, including hospitals and physicians, that purchase devices with medical applications for treatment of their patients generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or a part of the costs and fees associated with the procedures performed using these devices. Third-party payors may deny reimbursement if they determine that a prescribed device has not received appropriate regulatory clearances or approvals, is not used in accordance with cost-effective treatment methods, as determined by the payor, or is experimental, unnecessary or inappropriate. Third-party reimbursement also depends upon decisions by the Health Care Finance Administration, or HCFA, for Medicare, as well as by individual health maintenance organizations, private insurers and other payers. As of the date of this Report, we have received approval from only one major healthcare insurer for claims submitted by patients or their doctors for treatments of psoriasis utilizing our XTRAC system.

         Certain third-party payors, such as Medicare, determine whether to provide coverage for a particular procedure and then reimburse hospitals for inpatient medical services at a prospectively fixed rate based on the diagnosis-related group, or DRG, to which the case is assigned. DRG assignment is based on the diagnosis of the patient and the procedures performed. The fixed rate of reimbursement established by Medicare is independent of the hospital's cost incurred for the specific case and the specific devices used. Medicare and other third-party payors are systematically scrutinizing whether to cover new products and the level of reimbursement for covered products. We are currently pursuing an informal approach to obtain temporary reimbursement of the costs of our XTRAC system treatment for psoriasis. If this informal approach is successful, the process should take no more than 6 to 9 months. As of July 1, 1999, Medicare intermediaries and carriers were instructed to cover the costs of TMR for patients with certain severe angina who have not responded to standard medical treatment.

         Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems, as well as government-managed systems. Our products have not been approved for reimbursement for treatments using our excimer laser products in any international markets under either government or private reimbursement systems.

COMPETITION

         The market for our XTRAC system is highly competitive. We compete with other products and methodologies used to treat the symptoms of psoriasis, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system will compete with alternative psoriasis treatment primarily on its basis of the effectiveness, as well as on the basis of the out-of-pocket costs to patients of treatments with our XTRAC system, as compared to costs associated with alternative treatments. Market acceptance of our XTRAC system treatment for psoriasis is dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as the standard of care to treat psoriasis. In addition, all or a portion of patient costs for many of the alternative treatments for psoriasis are paid or are reimbursable by health insurance coverage or other third party payors, such as Medicaid and Medicare. Patient costs for treatments utilizing our XTRAC system will not be initially eligible for health care coverage or reimbursement by third party payors until such payors approve reimbursement. This may cause some patients or physicians to choose alternative treatments offered by our competitors.

         We also face direct competition from other companies, including large pharmaceutical companies, engaged in the research, development and commercialization of treatments for psoriasis. In some cases, those companies, including Biogen, Inc., XOMA Ltd., Genentech, Inc. and Johnson & Johnson, have already commenced clinical trials for some of such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials, and marketing than we do. One other company, SurgiLight, Inc., has received FDA approval to market an excimer laser for the treatment of psoriasis.

         In late January 2001, we learned that on November 10, 2000, Edwards and LaserSight, Inc., or LaserSight, granted a non-exclusive sublicense of certain technology licensed to Edwards, or the Lasersight license, to Spectranetics, Inc., or Spectranetics, without our consent. We believe that the grant of this sublicense violated certain agreements between Edwards and us. We are currently evaluating what measures we should take in connection with these actions by Edwards. We believe that this action by Edwards, if not reversed may restrict our ability to protect products that we may develop in the cardiovascular field from competition from Spectranetics and others.

         In addition, our competitors compete with us in recruiting and retaining qualified scientific, management and marketing personnel.

EMPLOYEES

         As of March 31, 2001, we had 64 full-time employees, which consisted of 3 executive personnel (2 executive personnel at our Radnor, Pennsylvania facility and 1 at our Carlsbad California facility), 26 sales and marketing staff, 17 engaged in manufacturing of laser products, 4 customer-field service personnel, 2 engaged in research and development, 6 engineers and 6 finance and administration staff. In addition, we employ one part-time person for administration and one for manufacturing. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable of our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

         Our employees are not represented by a labor union or covered by a collective bargaining agreement, and we believe that we have good relations with our employees. We provide our employees with certain benefits, including health insurance.

                                  RISK FACTORS

         OUR SECURITIES ARE HIGHLY SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. ONLY INVESTORS WHO CAN AFFORD THE LOSS OF THEIR ENTIRE INVESTMENT SHOULD MAKE AN INVESTMENT IN THESE SECURITIES. IN ADDITION TO THE FACTORS SET FORTH ELSEWHERE IN THIS REPORT, PROSPECTIVE INVESTORS SHOULD GIVE CAREFUL CONSIDERATION TO THE FOLLOWING RISK FACTORS IN EVALUATING US AND OUR BUSINESS BEFORE PURCHASING OUR SECURITIES.

         THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN OUR REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE COMMISSION, PRIOR TO PURCHASING SHARES OF OUR COMMON STOCK

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND CANNOT ASSURE YOU THAT WE WILL BECOME OR REMAIN PROFITABLE.

         Historically, we have incurred significant losses and have had negative cash flows from operations. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses and only recently began to market our XTRAC system for commercial sale and to generate revenues from its use by dermatologists. We have historically financed our activities through working capital provided from loans and the private placement of our debt and equity securities. As of December 31, 2000, our accumulated deficit was approximately $39 million.

         Our future revenues and success depend upon acceptance of our excimer laser systems for the treatment of psoriasis and vitiligo. Our XTRAC system for the treatment of psoriasis has just begun to generate revenues. We have not generated any revenues for the treatment of vitiligo. Our ability to introduce our new products successfully and the expected benefits to be obtained from these new products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

         We expect to incur operating losses for at least the next nine to twelve months because we plan to spend substantial amounts on the marketing of our psoriasis and vitiligo treatment products and expansion of our operations. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

OUR LASER TREATMENTS OF PSORIASIS AND VITILIGO AND ANY OF OUR FUTURE PRODUCTS MAY FAIL TO GAIN MARKET ACCEPTANCE, WHICH WOULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

         No independent studies with regard to the feasibility of our proposed business plan have been conducted by ourselves or by any independent third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and our other products. Even if adequate financing is available and our products are ready for market, we cannot assure you that our products will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. We cannot assure you that the marketplace will be receptive to excimer laser technology over competing therapies or that a cure will not be found for the underlying diseases. Failure of our products to achieve market acceptance would have a material adverse effect on our business, financial condition and results of operations.

         We introduced our marketing plan for our psoriasis treatment system in August 2000. Market acceptance of laser treatment of psoriasis and vitiligo depends on our ability to establish, with the medical community, the clinical efficacy of excimer laser technology to treat psoriasis and vitiligo. While we have engaged in clinical studies for our psoriasis treatment, we have not had sufficient time to observe the long-term effectiveness or potential side effects of our treatment system for psoriasis and vitiligo.

OUR SUCCESS MAY DEPEND ON THIRD-PARTY REIMBURSEMENT OF PATIENTS' COSTS FOR OUR XTRAC SYSTEM, WHICH COULD RESULT IN PRICE PRESSURE OR REDUCED DEMAND.

         Our ability to market products successfully will depend in part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payors are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs are available, third-party payors may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

         To date, we have received approval from only one healthcare insurer to reimburse for claims submitted by patients or their doctors for treatment of psoriasis utilizing our XTRAC system. We can give no assurance that any other health insurer will agree to any reimbursement policy or that the one reimbursing insurer will not adversely modify its reimbursement policy for the use of our XTRAC system in the future.

         We are in discussions with the payment and coverage staff of HCFA to discuss Medicare coverage of, and payment for, the costs of treatments utilizing the XTRAC system. This is not a formal request for a national coverage decision by HCFA, a process that can take from 18 to 24 months to complete. We are pursuing an informal approach to obtain temporary reimbursement from HCFA in an effort to expedite the review process. We cannot assure you that a favorable response will be received from HCFA. If HCFA does not grant the right to reimbursement, it could have a material adverse effect on our business. We are not seeking Medicare coverage for treatment of vitiligo. We cannot assure you that psoriasis or vitiligo patients will be willing to pay the extra amount required to obtain treatment with our laser system. The failure to achieve this goal could have a material adverse effect on our business operations and financial condition.

COST CONTAINMENT MEASURES AND ANY GENERAL HEALTHCARE REFORM COULD ADVERSELY AFFECT OUR ABILITY TO MARKET OUR PRODUCTS.

         Cost containment measures instituted by healthcare providers and insurers and any general healthcare reform could affect our ability to receive revenue from the use of our XTRAC system or to market our products and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage and reimbursement on our business. In addition, fundamental reforms in the healthcare industry in the United States and the EU continue to be considered, although we cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have on demand for our products.

THE XTRAC SYSTEM IS OUR ONLY MARKETED PRODUCT. IF PHYSICIANS DO NOT ADOPT OUR XTRAC SYSTEM, WE WILL NOT ACHIEVE FUTURE REVENUE GROWTH.

         We commercially introduced our XTRAC system, which consists of a laser system for the treatment of psoriasis, in August 2000. We are highly dependent on XTRAC system revenue because we anticipate that usage for the XTRAC system will account for substantially all our revenue at least through the end of 2001. To achieve increasing revenue, our product must gain recognition and adoption by physicians who treat psoriasis and other skin disorders. The XTRAC system represents a significant departure from conventional psoriasis treatment methods. We believe that physicians will not use our XTRAC system unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the XTRAC system provides an effective and attractive alternative to conventional means of treatment for psoriasis. Currently, there are only limited peer-reviewed clinical reports and short-term clinical follow-up data on our XTRAC system. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. If physicians do not adopt our XTRAC system, we may never achieve significant revenues or profitability.

OTHER THAN OUR XTRAC SYSTEM, OUR PRODUCTS ARE IN EARLY STAGES OF DEVELOPMENT, AND FEW OF THESE PRODUCTS, IF ANY, MAY GENERATE REVENUES IN THE NEAR FUTURE.

         Other than our XTRAC system, our products and any new products we develop in the future face significant developmental, regulatory and financing obstacles. We cannot assure you that we will obtain the necessary financing and regulatory approvals for these products, nor can we assure you that these products will be successful in treating patients or result in commercially viable products. You must consider, based on our limited history, our ability to:

         - obtain the financial resources necessary to develop, test, manufacture and market products;

         - engage and maintain corporate partners to assist in developing, testing, manufacturing and marketing our products;

         -        satisfy the requirements of clinical trial protocols;

         - establish and demonstrate the clinical efficacy of our products;

         -        obtain necessary regulatory approvals;

         - achieve acceptance by third-party payors for reimbursement for procedures using our devices; and

         - market our products to achieve acceptance and use by the medical community in general.

IF THE EFFECTIVENESS AND SAFETY OF OUR PRODUCTS ARE NOT SUPPORTED BY LONG-TERM DATA, OUR REVENUE COULD DECLINE AND WE COULD BE SUBJECT TO LIABILITY.

         Our products may not be accepted, if we do not produce clinical data supported by the independent efforts of clinicians. We received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon the study of a limited number of patients. Also, we have received clearance from the FDA for the use of the XTRAC system to treat vitiligo based on equivalence. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. We may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our revenues could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

ANY FAILURE IN OUR PHYSICIAN EDUCATION EFFORTS COULD SIGNIFICANTLY REDUCE PRODUCT MARKETING.

         It is important to the success of our marketing efforts to educate physicians and technicians in the techniques of using the XTRAC system. We rely on physicians to spend their time and money to attend our pre-sale educational sessions. Positive results using the XTRAC system are highly dependent upon proper physician and technician technique. If physicians and technicians use the XTRAC system improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our revenue and profitability.

OUR SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS HELD BY US, AND OUR BUSINESS WILL BE ADVERSELY AFFECTED BY DIRECT COMPETITION IF WE ARE UNABLE TO PROTECT THESE RIGHTS.

         Our success will depend, in large part, on our ability to maintain and defend our patents. However, we cannot give you assurance that the technologies and processes covered by all of our patents are obvious or substantially similar to prior work, which could render these patents unenforceable. Without the protection of these patents, competitors may utilize our technology to commercialize their own excimer laser systems for the treatment of psoriasis and for other products.

         Trade secrets and other proprietary information, which are not protected by patents, are also critical to our business. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and even if we prevail in litigation, third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to our own. Without the protection afforded by our patent, trade secret and proprietary information rights, we may face direct competition from others commercializing their products using our technology that would have a material adverse effect on our business.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND IF WE ARE NOT SUCCESSFUL, COULD CAUSE SUBSTANTIAL EXPENSES AND DISRUPT OUR BUSINESS.

         We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business by:

         - requiring us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all;

         - preventing us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability for damages;

         - consuming a substantial portion of our managerial and financial resources; and

         - resulting in litigation or administrative proceedings that may be costly, whether we win or lose.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUTSIDE THE UNITED STATES.

         Intellectual property law outside the United States is uncertain and in many countries is currently undergoing review and revision. The laws of some countries do not protect our intellectual property rights to the same extent as laws in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors', foreign intellectual property rights, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights internationally, we may face direct competition outside the United States, which could materially adversely effect our future business, operating results and financial condition.

WE WILL NEED ADDITIONAL FINANCING TO MAINTAIN AND EXPAND OUR BUSINESS, AND SUCH FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

         We have historically financed our operations through working capital provided from operations, loans and the private placement of equity and debt securities. On March 27, 2001, we raised the gross amount of approximately $6,150,000 through a private placement of our securities. The net proceeds of that financing, together with our existing financial resources and any revenues from our sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements for a period of at least 13 months following the date of this Report. However, we may have to raise substantial additional capital thereafter if:

         - changes in our research and development plans cause unexpected large future expenditures; or

         - changes in demand for our XTRAC system for the treatment of psoriasis or vitiligo.

         If we need additional financing, we cannot assure you that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

         -        execute our growth plan for our XTRAC system;

         - take advantage of future opportunities, including synergistic acquisitions;

         - expand our manufacturing facilities, if necessary, based on increased demand for our XTRAC system; or

         -        respond to customers and competition.

OUR FAILURE TO OBTAIN OR MAINTAIN NECESSARY FDA CLEARANCES OR APPROVALS COULD HURT OUR ABILITY TO COMMERCIALLY DISTRIBUTE AND MARKET OUR PRODUCTS IN THE UNITED STATES.

         Our products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries, where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or pre-market approval from the FDA. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from four to twelve months, or longer. The pre-market application approval process is much more costly, lengthy and uncertain. It may take one to three years or even longer. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability.

         Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis and vitiligo, our clearance can be revoked if post-marketing data demonstrates safety issues or lack of effectiveness.

EVEN IF WE OBTAIN THE NECESSARY REGULATORY APPROVALS FOR OUR PRODUCTS FROM FOREIGN GOVERNMENTS, MARKET ACCEPTANCE IN INTERNATIONAL MARKETS MAY DEPEND ON THIRD PARTY REIMBURSEMENT OF PARTICIPANT'S COSTS.

         As of January 31, 2001, we introduced our XTRAC system into markets in Italy and South Africa. As of March 14, 2001, we entered into a distribution agreement with a distributor to sell the XTRAC system in Israel. We intend to market our products in other international markets. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase more then their contractual obligations. Even if we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets may be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. Although we intend to seek international reimbursement approvals for our products, we cannot assure you that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals in any given market could have a material adverse effect on the acceptance of our products in that market or others.

WE HAVE LIMITED MARKETING EXPERIENCE, AND OUR FAILURE TO BUILD AND MANAGE OUR MARKETING FORCE OR TO MARKET AND DISTRIBUTE OUR PRODUCTS EFFECTIVELY WILL HURT OUR REVENUES AND PROFITS.

         We have limited marketing experience. We currently rely on 14 direct account representatives to market our XTRAC system in the United States. We must expand this marketing team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the XTRAC system, our personnel have limited experience marketing the product, and we cannot predict how successful they will be in their marketing efforts. There are significant risks involved in building and managing our marketing force and marketing our products, including our ability:

         - to hire a sufficient number of qualified marketing people with the skills and understanding to market the XTRAC system effectively;

         - to adequately train our marketing force in the use and benefits of our system, making them less effective promoters; and

         - to accurately price our treatments using an XTRAC system as attractive alternatives to conventional treatments.

WE HAVE LIMITED EXPERIENCE MANUFACTURING OUR PRODUCTS IN COMMERCIAL QUANTITIES, WHICH COULD ADVERSELY IMPACT THE RATE AT WHICH WE GROW.

         We may encounter difficulties manufacturing our products for the following reasons:

         - we have limited experience manufacturing our products in commercial quantities;

         - we do not have extensive experience manufacturing our products in compliance with the FDA's Quality System Regulation;

         - to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for assembly and testing operations; and

         - some of the components and materials necessary for manufacturing our products are currently provided by a single supplier.

         Although we believe that our current manufacturing facility is adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to substantially increase capacity. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our XTRAC system. Our inability to successfully manufacture or commercialize our devices could have a material adverse effect on our revenue.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

         We expect to continue to experience significant growth in the number of our employees and customers and the scope of our operations. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

OUR PRODUCTS REQUIRE SPECIFIC COMPONENT PARTS THAT MAY NOT BE READILY AVAILABLE OR COST EFFECTIVE, WHICH MAY ADVERSELY AFFECT OUR COMPETITIVE POSITION OR PROFITABILITY.

         Production of our XTRAC system requires specific component parts obtained from our suppliers. In the event that our suppliers cannot meet our needs, we believe that we could find alternative suppliers. However, a change in suppliers or any significant delay in our ability to have access to such resources would have a material adverse effect on our delivery schedules, business, operating results and financial condition.

OUR FAILURE TO RESPOND TO RAPID CHANGES IN TECHNOLOGY AND ITS APPLICATIONS AND INTENSE COMPETITION IN THE MEDICAL DEVICES INDUSTRY OR THE DEVELOPMENT OF A CURE FOR PSORIASIS COULD MAKE OUR TREATMENT SYSTEM OBSOLETE.

         The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our XTRAC system fails to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors' new devices, applications, treatments or price reductions. The development of a cure for psoriasis or vitiligo would eliminate the need for our XTRAC system for either of these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business.

         On August 15, 2000, SurgiLight, Inc., or SurgiLight, announced it had received FDA clearance on its own excimer laser for the treatment of psoriasis. We have sued SurgiLight for misappropriation of our trade secrets and other confidential information, which we believe SurgiLight utilized to develop this laser. If we do not prevail in this litigation to protect our intellectual property, we may face direct competition from SurgiLight and other potential competitors.

WE DO NOT HAVE A STRATEGIC PARTNER TO DEVELOP AND MARKET OUR TMR PRODUCTS.

         In August 1997, we entered into an agreement with Edwards. Under the terms of this agreement, we granted Edwards exclusive worldwide rights to sell our modified excimer laser and associated disposable products, known as the AL5000M for the treatment of cardiovascular and vascular disease using the surgical procedure known as TMR. Under the terms of the agreements with Edwards, Edwards had agreed, among other things, to:

         - absorb many of the significant expenses of bringing our TMR products to market;

         - fund the total cost of obtaining regulatory approvals worldwide for the use of the AL5000M for the treatment of cardiovascular and vascular disease; and

         - fund all sales and marketing costs related to the introduction and marketing of the AL5000M to treat cardiovascular and vascular disease.

         Our strategic relationship with Edwards has terminated, which termination is the subject of certain disputes between Edwards and us. We no longer have a strategic partner to develop and market our TMR system. We do not have the sufficient financial resources to conduct the necessary human clinical trials to commercialize the application of the AL5000M for TMR. If we intend to continue to try to bring our AL5000M to market, we will have to seek out other parties for the purpose of financing the conduct of human clinical trials that otherwise would have been paid for by Edwards. We believe that third parties may have an economic incentive to provide such assistance due to the fact that we believe that the AL5000M is technically superior and less expensive than lasers from other manufacturers used for the same medical applications. However, we cannot assure you that we will be able to find another alliance in connection with our AL5000M and even if we do so that such alliance will be on terms as favorable as those of the alliance we had with Edwards.

         In late January, 2001, we learned that on November 10, 2000, Edwards and LaserSight granted a non-exclusive sublicense of the Lasersight license to Spectranetics, Inc., without our consent. We believe that the grant of this sublicense violated certain agreements between Edwards and us. We are currently evaluating what measures we should take in connection with these actions by Edwards. We believe that this action by Edwards, if not reversed, may restrict our ability to protect products that we may develop in the cardiovascular field from competition by Spectranetics and others.

OUR PRODUCTS MAY BE FOUND DEFECTIVE OR PHYSICIANS AND TECHNICIANS MAY MISUSE OUR PRODUCTS AND DAMAGES MAY EXCEED OUR INSURANCE COVERAGE.

         To date, there have been no tests completed observing the long-term effects of our XTRAC system. One or more of our products may be found to be defective after we have already shipped them in volume, requiring a product replacement. Product returns and the potential need to remedy defects or provide replacement products or parts could result in substantial costs and have a material adverse effect on our business and results of operations. The clinical testing, manufacturing, marketing and use of our products and procedures may also expose us to product liability claims. In addition, our training of technicians whom we do not supervise in the use of our XTRAC system may expose us to medical malpractice claims. We maintain liability insurance with coverage limits of

$10,000,000 per occurrence. We cannot assure you that the coverage limits of our insurance policies are adequate or that one or more successful claims brought against us would not have a material adverse effect upon our business, financial condition and results of operations.

IF WE USE HAZARDOUS MATERIALS IN A MANNER THAT CAUSES INJURY OR VIOLATES LAWS, OUR BUSINESS AND OPERATIONS MAY SUFFER.

         Our XTRAC system utilizes a xenon chloride gas mixture under high pressure, which is extremely corrosive. While methods for proper disposal and handling of this gas are well-known, we cannot completely eliminate the risk of accidental contamination, which could cause:

         -        an interruption of our research and development efforts;

         - injury to our employees, physicians, technicians or patients which could result in the payment of damages; or

         - liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

WE DEPEND ON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL TO IMPLEMENT OUR BUSINESS STRATEGY AND COULD BE HARMED BY THE LOSS OF THEIR SERVICES.

         We believe that our growth and future success will depend in large part upon the skills of our management and technical team. The competition for qualified personnel in the laser industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or to attract additional qualified personnel. We do not have key-person life insurance on any of our employees.

         Our success depends in part upon the continued service and performance of:

         -        Jeffrey F. O'Donnell, President and Chief Executive Officer;
                  and

         -        Dennis M. McGrath, Chief Financial Officer.

         Although we have employment agreements with Mr. O'Donnell and Mr. McGrath, the loss of the services of one or more of our executive officers could impair our ability to develop and introduce our new products.

OUR HIGH AMORTIZATION OF GOODWILL AND PATENT EXPENSES MAY REDUCE OR ELIMINATE OUR NET INCOME.

         Our business depends on the commercialization of a number of technologies, some of which are the subject of patents. For financial statement purposes, we are required to amortize the cost of acquisition of these patents and licenses of patents owned by others over a period of years. In addition, acquisitions of business operations have required us to record certain assets as goodwill on our financial statements and to amortize such goodwill over periods of years. We amortize license fees paid over the life of the license and patent expenses over the life of the patent. This amortization reduces net income on our current and future financial statements.

         For 1998, 1999 and 2000, the totals of such amortization were $1,028,034, $998,590 and $649,501, respectively. This amount of amortization, when compared to our revenue for any year, may make it very difficult for us to show profitability until net revenues from operations increase significantly or until we have completely amortized most of the items requiring amortization or that we will not incur other expenditures, which will require us to book significant additional amounts of amortization. We cannot assure you that we will ever earn enough net revenue to offset most or all of our then current amortization expenses.

DELAWARE LAW HAS ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT ACTUAL AND POTENTIAL CHANGES IN CONTROL, EVEN IF THEY WOULD BENEFIT STOCKHOLDERS.

         We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a business combination between a corporation and an "interested stockholder" within three years of the stockholder becoming an interested stockholder, except in limited circumstances.

POTENTIAL FLUCTUATIONS IN OUR OPERATING RESULTS COULD LEAD TO FLUCTUATIONS IN THE MARKET PRICE FOR OUR COMMON STOCK.

         Our results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

         -        healthcare reform and reimbursement policies;

         -        demand for our products;

         -        changes in our pricing policies or those of our competitors;

         -        increases in our manufacturing costs;

         - the number, timing and significance of product enhancements and new product announcements by ourselves and our competitors;

         - our ability to develop, introduce and market new and enhanced versions of our products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials; and

         - product quality problems, personnel changes, and changes in our business strategy.

         Our quarter to quarter operating results could also be affected by the timing and usage of individual laser units in the treatment of patients, since our revenue model for the excimer laser system for the treatment of psoriasis patients is based on a payment per usage plan.

OUR STOCK PRICE HAS BEEN AND CONTINUES TO BE VOLATILE.

         The market price for our common stock could fluctuate due to various factors. These factors include:

         -        acquisition-related announcements;

         - announcements by us or our competitors of new contracts, technological innovations or new products;

         -        changes in government regulations;

         -        fluctuations in our quarterly and annual operating results;
                  and

         -        general market conditions.

         In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

OUR ABILITY TO PAY DIVIDENDS ON OUR COMMON STOCK MAY BE LIMITED.

         We do not expect to pay any cash dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the expansion of our business.

LIMITATIONS ON DIRECTOR LIABILITY MAY DISCOURAGE STOCKHOLDERS FROM BRINGING SUIT AGAINST A DIRECTOR.

         Our certificate of incorporation provides, as permitted by governing Delaware law, that a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law.

IN 1997, PRIOR MANAGEMENT ENTERED INTO A SETTLEMENT ORDER WITH THE COMMISSION REGARDING CERTAIN EVENTS, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO CONDUCT FINANCING IN THE FUTURE.

         In 1997, as a result of certain alleged securities law violations in 1992 and early 1993 under prior management, we entered into a Settlement Order with the Commission, in which we consented to the entry of an order finding that prior management violated the securities laws and ordering prior management to cease and desist from any future securities law violations. The alleged events occurred prior to the change in our management and board of directors. We cannot assure you that the Settlement Order will not have an adverse effect on our ability to conduct financing in the future.

ITEM 2.   PROPERTIES

         We entered into a lease on August 4, 1998, with an unaffiliated third party consisting of 11,500 square feet of office space, manufacturing and warehousing located at 2431 Impala Drive, Carlsbad, California, 92008. The term of the lease is 57 months, commencing December 1, 1998. The lease cost is $8,050 per month. There are two five-year options to extend the term of the lease, for a total occupancy of approximately 15 years, if desired by us. The performance of this lease is guaranteed by PMG Capital Corp. (formerly known as Pennsylvania Merchant Group, Ltd.), or PMG, one of our investment bankers and an affiliate of one of our principal stockholders. Our Carlsbad facility houses our manufacturing and development operations for our excimer laser business. Our management believes that this facility will provide adequate space for such business over the four years from the date of this Report and that the location in Carlsbad is convenient for the attraction of skilled personnel in the future, although no assurance can be given to that effect.

         We occupy approximately 1,850 square feet of office space in Radnor, Pennsylvania, which serves as our executive offices. The lease for this property has a 5-year term, commencing April 1, 2000, and provides for a monthly rent ranging from approximately $4,940 per month to $5,555 per month over the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

         A lawsuit has been filed against us by Raymond Hartman in San Diego County, California, Superior Court. The title of the case is Raymond Hartman, Plaintiff, vs. Acculase, Inc., a corporation, Laser Photonics, Inc., a corporation, PhotoMedex, Inc., a corporation, and Does 1 through 20, inclusive, Defendants. It has been assigned Case No. GIC 757666. It relates to his termination as an employee in November, 1999, and claims the termination was unlawful based on several legal theories. It seeks breach of contract damages, according to proof, including losses incurred in seeking substitute employment, loss of earnings, deferred compensation and other employment benefits, with interest thereon at the legal rate, and general compensatory damages in an amount to be determined in accordance with proof at trial. It also seeks exemplary and punitive damages in an amount to be determined in accordance with proof at trial, costs of suit and such other and further relief as the court may deem proper. We have filed a general denial with affirmative defenses. We deny liability and intend to vigorously defend this action. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

         A lawsuit has also been filed against us by Sandra Kay Hartman in San Diego County, California, Superior Court. Sandra Kay Hartman is the wife of Raymond Hartman and also a former employee. The title of the case is Sandra Kay Hartman, Plaintiff, vs. Acculase, Inc., a corporation, Laser Photonics, Inc., a corporation, PhotoMedex, Inc., a corporation, and Does 1 through 20, inclusive, Defendants. It has been assigned Case No. GIC 757667. It relates to her termination as an employee in November, 1999, and claims the termination was unlawful based on several legal theories. It seeks breach of contract damages, according to proof, including losses incurred in seeking substitute employment, loss of earnings, deferred compensation and other employment benefits, with interest thereon at the legal rate, and general compensatory damages in an amount to be determined in accordance with proof at trial. It also seeks exemplary and punitive damages in an amount to be determined in accordance with proof at trial. It further requests that the punitive and exemplary damages be trebled, that reasonable attorney's fees be awarded and that she receive costs of past and future medical care and treatment in amounts to be determined at trial. Finally, it seeks costs of suit and such other and further relief as the court may deem proper. We have filed a general denial with affirmative defenses. We deny liability and intend to vigorously defend this action. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

         We have sued SurgiLight, Inc., a competitor, and a former employee, Timothy Shea, for misappropriation and use of trade secrets and other confidential information in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The title of the case is Laser Photonics, Inc., a Delaware corporation, and Acculase, Inc., a California corporation, Plaintiffs, vs. SurgiLight, Inc., a Delaware corporation, and Timothy J. Shea, an individual, Defendants. It has been assigned Case No. CIO-00-4577. It alleges that Shea improperly disclosed trade secrets and confidential information to SurgiLight, and that SurgiLight used the trade secrets and confidential information not only to develop an excimer laser for treatment of psoriasis, but also to prepare and submit an application for approval of the laser to the FDA. It seeks money damages and injunctive relief against SurgiLight and Shea, who is an executive officer and director of SurgiLight. Shea has filed a counterclaim against us for reimbursement of unused vacation time he claims he accrued while he was our employee. He also claims that we did not provide medical insurance coverage, despite making payroll deductions for insurance, and seeks damages for loss of insurance benefits, expenses for prescription medications and loss of COBRA election rights. He seeks damages in an amount less than $15,000.00. We have filed an answer and affirmative defenses to the counterclaim denying liability. We intend to vigorously defend this claim. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

         We have sued Lastec, Inc., John Yorke and Raymond Thompson in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The title of the case is Laser Photonics, Inc., Plaintiff, vs. Lastec, Inc., John Yorke and Raymond "Tim" Thompson, Defendants. It has been assigned Case No.CIO-00-4202132. We seek to recover the unpaid balance due on a $337,500 promissory note signed by Lastec as part of the consideration for Lastec's purchase of our assets in Orlando, Florida. We sued Yorke and Thompson on their guaranty and to foreclose on a security agreement securing the note, and to recover certain equipment given as security for the note. Lastec, Yoke and Thompson deny liability and have indicated an intent to bring a counterclaim against us for fraudulent inducement of the note and rescission of the asset purchase agreement between us and Lastec, but have not yet sought leave of the court to add a counterclaim. We will deny liability if this counterclaim is filed and vigorously defend against it. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

         We have been sued, along with Lastec, by our former landlord in Orlando, Florida, City National Bank of Florida. The action is filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. Its title is City National Bank of Florida, as Trustee of Land Trust No. 500-7163, Plaintiff, vs. Laser Photonics, Inc., and Lastec, Inc., Defendants. It is Case No. CIO-00-9769. It seeks to recover unpaid rent for the facility we occupied prior to the asset sale to Lastec. The rent is unpaid from approximately the date of the sale. We claim that the amount alleged to be due, $143,733.75, is excessive in light of City National's failure to take steps to repossess the facility after it was abandoned by Lastec. We also assert that our obligation to pay rent ceased upon the effective date of the asset sale to Lastec. We have filed an answer denying liability and asserting affirmative defenses. We intend to vigorously defend this action. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

         We have received letters from an attorney for Laser Analytics, Inc., a Texas corporation, claiming we owe it over $230,000.00 for money allegedly loaned to us. In 1999, this company agreed to purchase assets from us which we had used in connection with our prior operations in Massachusetts and Florida. We contend that this company failed to perform under the agreement. If we are sued with respect to this matter, we will vigorously defend the action.

         We have received a letter from an attorney for Laser Components GmbH, the purchaser of our assets in Massachusetts. The letter claims that we are responsible for warranty claims of $42,515.00 pursuant to the terms of the asset purchase agreement between us and the purchaser. We are investigating the facts, and our rights and obligations with respect thereto.

         Except as set forth above, we are not aware of any material legal actions, pending or threatened, or judgment entered against us or any of our executive officers or directors, in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended December 31, 2000, our stockholders adopted the following resolutions:

         On July 18, 2000, at our Annual Meeting of Stockholders, our stockholders adopted the following resolutions by the votes set forth below:

         1. Our six directors were re-elected by the following votes:

         Director                   Votes For    Votes Against    Votes Withheld
         --------                   ---------    -------------    --------------
         Warwick Alex Charlton     10,687,596          0               2,059
         Jeffrey F. O'Donnell      10,687,596          0               2,059
         Alan R. Novak             10,687,588          0               2,067
         John J. McAtee, Jr.       10,687,596          0               2,059
         Samuel E. Navarro         10,687,596          0               2,059
         Richard DePiano           10,687,596          0               2,059

         2. We approved our Restated Certificate of Incorporation and revised Bylaws, by a vote of 10,649,255 for, 29,684 against and 10,716 abstaining.

         3. We amended our Certificate of Incorporation to increase our authorized capital to 50,000,000 shares of common stock, by a vote of 10,532,125 for, 150,879 against and 6,033 abstaining.

         4. We approved our change of name to PhotoMedex, Inc. by a vote of 10,675,551 for, 8,071 against and 6,033 abstaining.

         5. We approved our 2000 Stock Option Plan by a vote of 3,574,753 for, 270,732 against and 199,104 abstaining.

         6. We approved our 2000 Non-Employee Director Stock Option Plan by a vote of 3,60,495 for, 355,614 against and 79,480 abstaining.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 27, 2001, we had 19,074,783 shares of common stock issued and outstanding. Further, we had issued and outstanding options to purchase 3,023,128 shares of common stock, of which 1,590,463 are vested as of the date of this Report, and warrants to purchase up to 781,001 shares of common stock.

         Our common stock is listed on the NASDAQ National Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock, as reported by the NASDAQ National Market, for periods on and after October 6, 2000, by the NASDAQ SmallCap Market for the period from May 10, 2000 through October 5, 2000, and on the National Association of Securities Dealers, Inc. electronic bulletin board for periods prior to May 10, 2000.

         The following table sets forth quotations for the bid and asked prices for the common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                                       HIGH          LOW
                                                     --------     ---------
YEAR ENDED DECEMBER 31, 1998

       First Quarter                                 $  4.25      $  2.50
       Second Quarter                                   3.75         2.33
       Third Quarter                                    2.69         1.19
       Fourth Quarter                                   3.25         1.25
YEAR ENDED DECEMBER 31, 1999

       First Quarter                                 $  4.50      $  2.38
       Second Quarter                                   6.63         4.31
       Third Quarter                                    6.75         4.00
       Fourth Quarter                                  11.25         4.25
YEAR ENDED DECEMBER 31, 2000

       First Quarter                                 $ 18.44      $ 11.88
       Second Quarter                                  16.00         7.56
       Third Quarter                                   16.50        11.00
       Fourth Quarter                                  14.22         4.00


         On March 27, 2001, the closing market price for our common stock in The NASDAQ National Market System was approximately $5.06 per share. As of March 27, 2001, we had 740 stockholders of record.

DIVIDEND POLICY

         We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

CERTAIN BUSINESS COMBINATIONS AND OTHER PROVISIONS OF THE CERTIFICATE OF INCORPORATION

         As a Delaware corporation, we are currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or Section 203. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of 3 years from the date that such person became an interested stockholder unless:

         - the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder;

         - the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or

         - on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder.

         Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of 15% or more of the outstanding voting stock of the corporation; or (ii) an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the 3 year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

         A corporation may, at its option, exclude itself from the coverage of
Section 203 by amending its certificate of incorporation or bylaws by action of its stockholders to exempt itself from coverage, provided that such bylaw or certificate of incorporation amendment shall not become effective until 12 months after the date it is adopted. We have not adopted such an amendment to our Certificate of Incorporation or Bylaws.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         On March 27, 2001, we completed a private placement to a group of accredited investors, in which we issued 1,230,000 shares of common stock at a per share purchase price of $5.00, resulting in gross proceeds to us of $6,150,000. We have agreed to file a registration statement for the shares issued in the private placement. We based the per share purchase price of the shares on a 13% discount from the closing market price of our common stock on March 21, 2001. We paid a commission of 6.5% of the gross proceeds of the private placement, or $399,750, to Pacific Growth Equities, Inc., or PGE, the placement agent for the transaction. PGE agreed to pay PMG, one of our investment bankers and principal stockholders, 10% of the total placement fee paid to PGE, net of unreimbursed expenses paid in the private placement. We also have agreed to reimburse PGE up to $50,000 for certain of its out-of-pocket fees and expenses incurred in connection with the transaction. Further, in connection with the transaction, our directors and executive officers have agreed to enter into lock-up agreements, which will restrict the ability of such persons to offer, sell or otherwise dispose of any of their shares of common stock from March 27, 2001 until 90 days after the effective date of the registration statement to be filed covering the shares of common stock issued in connection with the private placement, without the consent of PGE.

         We believe that all of the foregoing issuances of securities were made solely to accredited investors in transactions exempt from registration under
Section 4(2) of the Securities Act.

SHARES ELIGIBLE FOR FUTURE SALE

         As of the date of this Report, we had issued and outstanding 19,074,783 shares of common stock. There are currently 1,530,000 shares of common stock, which are restricted shares, and 17,644,783 shares, which are freely tradable or eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act or are the subject of registration statements. Further, we have issued and outstanding options to purchase up to 3,023,128 shares of common stock, 1,590,463 of which are currently exercisable, and warrants to purchase up to 781,001 shares of common stock.

         Holders of restricted securities must comply with the requirements of Rule 144 in order to sell their shares in the open market. In general, under Rule 144, as currently in effect, any of our affiliates and any person (or persons whose sales are aggregated) who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market, within any three-month period, in brokerage transactions or to market makers a number of shares that does not exceed the greater of: (i) 1% of the then outstanding shares of our common stock (approximately 190,749 shares), or
(ii) the average weekly trading volume reported in the principal market for our common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on manner of sale, notice requirement and availability of current public information about us. Non-affiliates who have held their restricted shares for two years are entitled to sell their shares under Rule 144, without regard to any of the above limitations, provided they have not been one of our affiliates for the three months preceding such sale.

         We can make no prediction as to the effect, if any, that sales of shares of common stock or the availability of shares for sale will have on the market price of our common stock. Nevertheless, sales of significant amounts of our common stock could adversely affect the prevailing market price of the common stock, as well as impair our ability to raise capital through the issuance of additional equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

         The Selected Consolidated Financial Data for the years ended December 31, 1996 through 2000 set forth below are derived from our Consolidated Financial Statements and Notes thereto. The Consolidated Balance Sheets as of December 31, 2000 and 1999 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the years in the 3-year period ended December 31, 2000, appear elsewhere in this Report. The Selected Consolidated Financial Data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                          YEAR ENDED DECEMBER 31,
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          2000         1999         1998         1997         1996
                                        --------     --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:
Revenues .............................   $     969    $     99     $    769     $   855     $     0
Costs and expenses ...................
  Costs of revenues...................         429           4          291          19           0
  Selling, general
   and administrative ................      10,365       4,342        3,057         634         255

  Research and development............       3,015       2,061        1,079         400         306
  Depreciation and amortization.......         835       1,017        1,041         650         712
Loss from continuing operations
   before interest and other income,
   net and income taxes...............     (13,675)     (7,325)      (4,699)       (848)     (1,273)
Interest income.......................         580           0            0           0           0
Interest expense .....................         (13)     (1,849)        (337)       (199)       (178)
Other income, net.....................         352         111           11           0           0
  Loss from continuing operations
   before income taxes................     (12,746)     (9,063)      (5,024)     (1,047)     (1,451)
Income tax expense....................           0           5            3           2           0
  Loss from continuing operations.....     (12,746)     (9,068)      (5,027)     (1,045)     (1,451)
Discontinued operations

  Loss from discontinued operations...        (369)       (852)        (881)     (1,258)     (3,907)
  Loss on sale of discontinued
   operations.........................        (277)          0            0           0           0
                                           -------      ------       ------      ------      ------
  Loss from discontinued operations...        (646)       (852)        (881)     (1,258)     (3,907)
                                           -------      ------       ------      ------      ------
Net loss .............................     (13,392)     (9,920)      (5,909)     (2,307)     (5,358)

Basic and diluted net loss per share
  Continuing operations...............       (0.81)      (0.81)       (0.54)      (0.16)      (0.26)
  Discontinued operations.............       (0.04)      (0.08)       (0.10)      (0.19)      (0.70)
  Basic and diluted net loss per
   share..............................       (0.85)      (0.89)       (0.64)      (0.35)      (0.96)
Shares used in computing basic and
   diluted net loss per share(1)......      15,755      11,208        9,288       6,531       5,620

BALANCE SHEET DATA
(AT PERIOD END):

Cash and short-term commitments.......        9,561       4,536          174      1,226           -
Working capital (deficit) ............        9,273       1,529       (2,865)        15      (1,728)
Total assets .........................       19,871       9,706        5,677      7,808       3,195
Long-term debt (net of current
   portion............................           20          44           70        283         283

Stockholders' equity (deficit)........       17,768       5,274        1,841      4,929      (2,090)

- ------------------------

(1) Common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW OF BUSINESS OPERATIONS

         We are engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed at the treatment of psoriasis, vitiligo and cardiovascular and vascular disease.

         Prior to November 1999, our former business strategy consisted of the development of a wide range of laser products using different solid-state lasers. Between 1986 and the date of this Report, we sold over 1,000 lasers, usually on a private label basis, to other manufacturers. In the opinion of our current management, although we generated revenues from the sale of our products, we would never be able to operate profitably in the markets where we were then doing business. Accordingly, we currently believe that our current business strategy and our existing excimer laser technology provides the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. Therefore, we have discontinued our business operations related to our former business strategy and are focused solely on excimer laser products for various medical applications.

         Our excimer laser power source was developed to perform a variety of material processing applications. Our overall system, known as the pulsed excimer laser, was approved by the FDA under an investigational device exemption for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass grant surgery. We chose not to pursue completion of the exemption due to the lack of funds to pay the costs of, and to recruit patients into, the necessary studies. In connection with the cardiovascular and vascular uses of the our excimer laser technology, on August 19, 1997, we entered into a strategic alliance with Edwards for the manufacture and marketing of excimer laser products for an experimental procedure known as transmyocardial revascularization, or TMR. Our strategic relationship with Edwards has terminated, and we have no current business plan to commercialize our excimer laser system for TMR.

         In connection with our current business plan, our initial medical applications for our excimer laser technology are intended to be used in the treatment of psoriasis and vitiligo. In January 2000, we received approval of our 510(k) submission from the FDA relating to the use of our XTRAC system for the treatment of psoriasis. The 510(k) establishes that our XTRAC system has been determined to be substantially equivalent to currently marketed devices for purposes of treating psoriasis.

         In August 2000, after significant progress toward completing beta testing of our psoriasis products, we shipped our first four XTRAC systems to dermatologists for commercial use. As of December 31, 2000, we have generated $39,500 revenues from the psoriasis treatment system usage and $300,000 from sales of XTRAC systems. In February 2001, we received notification from CIGNA, that CIGNA will reimburse medically necessary claims submitted by patients or their doctors for payment of treatments for psoriasis utilizing our XTRAC system.

         We anticipate that our international marketing plan will be a combination of the placement of the XTRAC system in physician's office for usage fees and direct sales and leasing through unrelated distributors.

DISCONTINUED OPERATIONS

         To facilitate our focus on excimer laser technology, we sold certain of our non-excimer laser assets, which were related to our business operations at our Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, we sold certain assets, including certain patents related to non-excimer laser products related to our Florida business operations, to Lastec, Inc., or Lastec, for a purchase price of $375,000. Lastec is not affiliated with us. We have discontinued our Florida operations. Lastec paid us a deposit of $37,500, and executed a secured promissory note in the principal amount of $337,500, payable in 3 installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest due on or before October 6, 2000. Lastec currently is in default with respect to each of the three scheduled installments payable under the $337,500 promissory note. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by us to Lastec in connection with the transaction, and is guaranteed by the two principals of Lastec. As of the date of this Report, we have not received any payments due under the secured promissory note. We filed an action against Lastec and its principals to collect on the secured promissory note and for breach of the related asset purchase agreement. Concurrently with the sale of the Florida operations, we sold certain assets and granted an exclusive license for certain patents related to non-excimer lasers related to our Massachusetts business operations to Laser Components GmbH, for a purchase price of $213,000. Laser Components is not affiliated with us. In addition, Laser Components assumed our prospective obligations under our Massachusetts office lease. We have discontinued our Massachusetts operations.

         Accordingly, the former operations at our Florida and Massachusetts facilities are being accounted in our consolidated financial statements included elsewhere in this Report, as "discontinued operations," with a measurement date of May 4, 2000. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. We recognized a loss of $277,401 from the sale of these discontinued operations in the quarter ended June 30, 2000.

         Management's decision to suspend these business operations is consistent with our new business strategy and has resulted in the discontinuance of business operations. Revenues from discontinued operations during the years ended December 31, 2000, 1999 and 1998 were approximately $189,000, $1,110,000 and $1,580,000, respectively. Loss from discontinued operations during the years ended December 31, 2000, 1999 and 1998 were approximately $369,000, $852,000 and $881,000, respectively. At December 31, 2000 and 1999, net assets of the discontinued operations were $0 and $588,000, respectively.


SELECTED QUARTERLY INFORMATION

         The following table sets forth certain unaudited financial data for each of the quarters within the twelve months ended December 31, 1999 and 2000. This information has been derived from our Consolidated Financial Statements, and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                 (Unaudited)
                                                    (In Thousands Except Per Share Data)
2000 Quarter Ended                           Mar. 31        Jun. 30         Sep. 30         Dec. 31
- -----------------------------------------------------------------------------------------------------
Revenues                                      $  -          $   570         $    59          $    340
                                           ------------------------------------------------------------
Loss from continuing operations                (2,761)       (2,625)         (3,085)           (4,275)

Loss from discontinued operations                (349)          (20)              -                 -

Loss on sale of discontinued operations             -          (277)              -                 -
                                           ------------------------------------------------------------
Net loss                                      $(3,110)      $(2,922)       $(3,085)           $(4,275)
                                           ============================================================
Basic and diluted loss per share:
Continuing operations                         $ (0.20)      $ (0.17)       $ (0.19)           $ (0.24)
Discontinued operations                         (0.03)        (0.02)             -                  -
                                           ------------------------------------------------------------
Basic & diluted net loss per share            $ (0.23)      $ (0.19)       $ (0.19)           $ (0.24)

Shares used in computing basic and diluted
loss per share                             13,593,171    15,422,148     16,527,065         17,477,903
                                           ============================================================


                                                                 (Unaudited)
                                                    (In Thousands Except Per Share Data)
1999 Quarter Ended                           Mar. 31        Jun. 30         Sep. 30         Dec. 31
- -----------------------------------------------------------------------------------------------------
Revenues                                     $    95        $     2         $     2          $      -
                                           ------------------------------------------------------------
Loss from continuing operations               (2,405)        (1,625)         (2,251)           (2,782)

Loss from discontinued operations               (106)          (298)           (338)             (111)

Income taxes                                       -              -               -                (4)
                                           ------------------------------------------------------------
Net loss                                     $(2,511)       $(1,923)       $(2,589)           $(2,897)
                                           ============================================================
Basic and diluted loss per share:
Continuing operations                        $ (0.24)       $ (0.16)       $ (0.19)           $ (0.21)
Discontinued operations                        (0.01)         (0.03)         (0.03)             (0.01)
                                           ------------------------------------------------------------
Basic & diluted net loss per share           $ (0.25)       $ (0.19)       $ (0.22)           $ (0.22)

Shares used in computing basic and diluted
loss per share                             9,895,684      9,895,684     11,828,780         13,217,959
                                           ============================================================


RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999. We generated revenues of $968,771 during the year ended December 31, 2000, of which $629,271 related to the sale of laser equipment in connection with the Edwards Agreement. Revenues from continuing operations for the year ended December 31, 1999 were $99,248 and related to the sale of laser equipment in connection with the Edwards Agreement. These revenues will not occur in the future. As of December 31, 2000, we have shipped 66 excimer laser systems to dermatologists for commercial use in the United States. During the fourth quarter of 2000, we generated $39,500 in revenues from treatments performed with our excimer laser. In addition, during the fourth quarter of 2000, we sold four of our excimer lasers for $300,000 to a distributor outside of the United States.

         Cost of revenues during the year ended December 31, 2000 increased to $428,520 from $4,447 during the year ended December 31, 1999, due to the costs of the laser equipment sold in connection with the Edwards Agreement, as well as the cost of XTRAC laser equipment sold outside of the United States.

         Selling, general and administrative expenses during the year ended December 31, 2000 increased to $10,364,755 from $4,341,986 during the year ended December 31, 1999. Included in selling, general and administrative expenses for the year ended December 31, 2000 were $808,766 related to a charge associated with the acceleration of vesting of certain options granted to the Chairman of our Scientific Advisory Board, as well as $587,663 related to charges associated with the granting of options to certain of our outside consultants, including certain other members of our Scientific Advisory Board. Excluding this charge, the increase primarily related to the building of our infrastructure to enable us to implement our business plan to commercialize our XTRAC system. Specifically, these increases from 1999 included increases in consulting and professional fees related to marketing expenses with respect to our XTRAC systems, increased salaries and related costs associated with our newly retained executive officers, increased personnel and overhead expenses with respect to the infrastructure.

         Research and development during the year ended December 31, 2000 increased to $3,015,018 from $2,061,241 during the year ended December 31, 1999. This increase primarily related to the increased amount of funds available for research expenses during 2000. Research and development expenses for the year ended December 31, 2000 primarily related to the enhancement of our excimer laser systems for our psoriasis, vitiligo and TMR products. Additionally, research and development expenses in 2000 included the write off of our TMR inventory of approximately $140,000. Research and development expenses for the year ended December 31, 1999 primarily related to the development of our psoriasis laser systems and also included expenses related to additional testing necessary to meet CE Mark and Underwriter's Laboratory, or UL, standards for our excimer lasers.

         Depreciation and amortization during the year ended December 31, 2000 decreased to $835,143 from $1,016,628 during the year ended December 31, 1999. These amounts primarily related to the amortization of the license fee from Edwards and the depreciation of equipment acquired in 1998. As a result of our purchase of the remaining 23.9% of Acculase, Inc., a California corporation, or Acculase, our wholly-owned subsidiary, on August 31, 2000, the 2000 amount includes four months of amortization associated with the goodwill related to this transaction. The 1999 amount also includes amortization of goodwill from the initial acquisition of a 76.1% interest in Acculase in 1995.

         Net interest income during the year ended December 31, 2000 was $567,129, as compared to net interest expense during the year ended December 31, 1999 of $1,849,369. Net interest income during the year ended December 31, 2000 primarily related to interest earned on invested cash balances from the proceeds of private placements of our securities. Net interest expense during the year ended December 31, 1999 primarily related to interest charges associated with the recognition of a beneficial conversion feature on certain of our then outstanding convertible notes payable, as well as our various notes payable and long-term debt, which were repaid in the first quarter of 2000.

         Other income during the year ended December 31, 2000 increased to $362,014 from $111,110 during the year ended December 31, 1999. Other income for the year ended December 31, 2000 primarily related to the forgiveness of certain payables by certain of our creditors.

         As a result of the foregoing, we incurred a net loss of $13,392,064 during the year ended December 31, 2000, as compared to a net loss of $9,915,685 during the year ended December 31, 1999. We incurred a loss from continuing operations of $12,745,522 during the year ended December 31, 2000, as compared to a loss from continuing operations of $9,063,313 during the year ended December 31, 1999.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998. Revenues for the year ended December 31, 1999 decreased to $99,248 from $769,026 for the year ended December 31, 1998. Revenues for the years ended December 31, 1999 and 1998 related to the sale of our TMR excimer lasers to Edwards and the recognition of payments made by Edwards to commercialize our excimer lasers in connection with the Edwards Agreement.

         Costs of revenues during the year ended December 31, 1999 decreased to $4,447 from $291,009 during the year ended December 31, 1998. This decrease primarily resulted from reduced revenues.

         Selling general and administrative expenses during the year ended December 31, 1999 increased to $4,341,986 from $3,057,460 during the year ended December 31, 1998. This increase primarily resulted from increases in consulting and professional fees of an aggregate of $645,783 related to marketing expenses with respect to our excimer laser systems and legal and accounting expenses, and increases in salaries and related items of an aggregate of $482,271 related to salaries for newly retained executive officers and increased personnel and overhead expenses with respect to our excimer laser operations.

         Research and development during the year ended December 31, 1999 increased to $2,061,241 from $1,078,814 during the year ended December 31, 1998. This increase primarily related to the increased amount of funds available for research expenses during 1999. Research and development expenses in the year ended December 31, 1999 primarily related to the development of our excimer laser systems for our psoriasis and TMR products. Research and development expenses in the year ended December 31, 1998 primarily related to the development of our psoriasis laser systems and also included expenses related to additional testing necessary to meet CE Mark and UL standards for our excimer lasers.

         Depreciation and amortization during the year ended December 31, 1999 decreased to $1,016,628 from $1,040,627 during the year ended December 31, 1998. These amounts primarily related to the amortization of the prepaid license fees received from Edwards, the depreciation of newly acquired equipment in 1998 and amortization of goodwill from the acquisition of Acculase.

         Net interest expense increased during the year ended December 31, 1999 to $1,849,369 from $336,575 during the year ended December 31, 1998. This increase in net interest expense resulted primarily from a charge to interest expense of $1,579,296 related to the beneficial conversion feature and amortization of the discount of certain convertible notes.

         As a result of the foregoing, we experienced a net loss of $9,920,067 during the year ended December 31, 1999, as compared to a net loss of $5,908,587 during the year ended December 31, 1998. We also experienced a loss from continuing operations of $9,063,313 during the year ended December 31, 1999, as compared to a loss from continuing operations of $5,024,324 during the year ended December 31, 1998.

         LIQUIDITY AND CAPITAL RESOURCES. We have historically financed our operations through the use of working capital provided from loans and equity and debt financing.

         Due to our limited financial resources, our strategy changed in 1997 to focus our efforts on our excimer laser technology and expertise in order to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         From September 1997 through March 2000, we issued certain securities, including shares of our common stock and other derivative securities convertible or exercisable into shares of common stock, in order to finance our business operations. All of the shares of common stock and the shares of common stock underlying such derivative securities have been registered in a registration statement dated May 12, 2000.

         As of March 16, 2000, we completed a financing to 10 institutional investors of an aggregate of 1,409,092 shares of common stock at a purchase price of $11.00 per share, resulting in aggregate gross proceeds to us of approximately $15,500,000. The market price of the common stock on the date that the transaction was negotiated was $13.50 per share and on the closing date of the transaction was approximately $15.88 per share. We paid ING Barings LLC, or ING, a commission of 6% of the gross proceeds, or approximately $930,000. We intend to use and have used the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products) and research and development expenses, and working capital.

         At December 31, 2000, the ratio of current assets to current liabilities was 5.45 to 1.00 compared to 1.3 to 1.00 at December 31, 1999. As of December 31, 2000, we had $9,273,183 of working capital.

         Cash and cash equivalents and short-term investments were $9,561,040 as of December 31, 2000, as compared to $4,535,557 as of December 31, 1999. This increase was primarily attributable to the receipt of $14,259,491 in net cash proceeds from the March 16, 2000 financing.

         On March 27, 2001, we completed a private offering of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000. The market price of the common stock on the date that the transaction was negotiated was $5.75 per share and on the closing date of the transaction was approximately $4.875 per share. We paid Pacific Growth Equities, Inc., or PGE, a commission of 6.5% of the gross proceeds, or approximately $400,000. We intend to use the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products) and research and development expenses and working capital.

         We believe that our existing cash balance and the proceeds from the March 2001 financing will be sufficient to meet our cash requirements for a period of at least 13 months following the date of this Report. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

         As of December 31, 2000, we had borrowings in the aggregate amount of $86,292. As of December 31, 1999, we had borrowings in the aggregate amount of $397,330. The decrease in long-term borrowings relates to the repayment of long-term obligations from the proceeds of private placements of our securities.

         In March 2000, we paid $950,000 to the landlord for our Florida facility, and $700,000 to CSC Healthcare, Inc., or CSC, to settle certain disputes between us and such other parties. We paid these amounts from the proceeds of the financing in March 2000.

         Net cash used in operating activities was $13,266,143 and $5,890,572 for the year ended December 31, 2000 and 1999, respectively. Net cash used in operating activities during the year ended December 31, 2000 and 1999 primarily consisted of net losses, decreases in net current liabilities (2000 only), offset by depreciation and amortization, increases in interest related to the beneficial conversion features of our convertible notes and amortization of certain related issuance costs (1999 only), and the payment in our securities (including common stock, options and warrants) of fees for services to consultants and the acceleration of stock options issued to employees and consultants.

         Net cash used in investing activities was $3,980,006 and $40,442 for the year ended December 31, 2000 and 1999, respectively. In the year ended December 31, 2000, we utilized $190,651 to acquire equipment for our excimer laser business operations. We also used $1,630,440 associated with the construction of our psoriais treatment lasers. We received proceeds of $250,500 from the sale of certain assets related to our discontinued Florida and Massachusetts operations. In 2000, we purchased short-term investments in the amount of $2,000,000. In the year ended December 31, 1999, we utilized $40,442 to purchase equipment and leasehold improvements to support our excimer laser operations.

         Net cash provided by financing activities was $20,271,632 and $10,292,103 during the year ended December 31, 2000 and 1999, respectively. In the year ended December 31, 2000, we received $14,259,491 from the net proceeds of the sale of 1,409,092 shares of common stock in connection with the March 16, 2000 financing, $215,548 from the issuance of notes payable, $3,996,940 from the exercise of stock options and $2,049,239 from the exercise of warrants, which was offset by the utilization of $249,586 for the payment of certain debts.

         In the year ended December 31, 1999, we received $8,540,544 in proceeds from the issuance of common stock, $2,380,000 in proceeds from the offering of the convertible notes and $86,485 from the proceeds of certain notes payable, which was offset by the utilization of $524,824 for the payment of certain debts, $147,342 for the payment of certain related party notes payable and $166,600 for certain costs related to the issuance of the convertible notes and certain other securities.

         Our ability to expand our business operations is currently dependent on financing from external sources. There can be no assurance that changes in our manufacturing and marketing research and development plans or other changes affecting our operating expenses and business strategy will not result in the expenditure of such resources before such time or that we will be able to develop profitable operations prior to such date, or at all, or that we will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and our management does not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives, including certain derivative instruments embedded in other contacts and for hedging activities, and is effective for all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no impact on our operating results or financial position.

         In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 was required no later than the fourth quarter of fiscal years beginning after December 15, 1999. We have determined that our accounting policies for revenue recognition are currently in compliance with the provisions of SAB No. 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and therefore, we do not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our audited Consolidated Financial Statements and related Notes and Schedules, including our consolidated balance sheets at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2000, included elsewhere in this Report, have been so included in reliance on the report of Arthur Andersen LLP, independent certified public accountants, for the year ended December 31, 2000, and by Hein + Associates LLP, independent certified public accountants, for the years ended December 31, 1999 and 1998, given on the authority of such firms as experts in auditing and accounting.

         The financial statements required by this Item 8 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 4, 2000, we terminated our relationship with Hein + Associates LLP, as our principal independent accountants. The decision to terminate Hein + Associates LLP as our principal independent accountants was approved by our Board of Directors on May 4, 2000. In connection with the audits for the 3 most recent fiscal years ended December 31, 1999, 1998 and 1997, and the subsequent interim period through May 4, 2000, there were no disagreements between Hein + Associates LLP and us, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein + Associates LLP would have caused Hein + Associates LLP to make reference in connection with its report for the related periods with respect to the subject matter of the disagreement. The audit reports of Hein + Associates LLP on our consolidated financial statements, as of and for the fiscal years ended December 31, 1999 and 1998, did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         As of June 23, 2000, we engaged Arthur Andersen LLP, as our independent public accountant. Prior to engaging Arthur Andersen LLP, neither we nor anyone on our behalf consulted Arthur Andersen LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Since no disagreements were reported between us and our former independent public accountant, Arthur Andersen LLP has not been consulted on any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth information regarding our current directors and executive officers:

NAME                    AGE  POSITION

Warwick Alex Charlton    41  Non-Executive Chairman of the Board of Directors
Jeffrey F. O'Donnell     41  Director, President and Chief Executive Officer
Dennis McGrath           44  Chief Financial Officer and Vice President -
                             Finance and Administration
John J. McAtee, Jr.      64  Director
Alan R. Novak            66  Director
Samuel E. Navarro        45  Director
Richard DePiano          59  Director

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

         JEFFREY F. O'DONNELL has served as one of our directors and as our President and Chief Executive Officer since November 1999. Mr. O'Donnell served as the President of X-SITE Medical from March 1999 to November 1999 and from 1995 to March 1999, he filled several senior positions at Radiance Medical Systems, Inc., including serving as President and Chief Executive Officer from October 1997 to March 1999. From January 1994 to May 1995, Mr. O'Donnell was the President and Chief Executive Officer of Kensey Nash Corporation, a medical device manufacturer of cardiology products. Mr. O'Donnell is currently a director of Radiance Medical Systems, Escalon Medical Corporation and X-SITE Medical, Inc. Mr. O'Donnell graduated from La Salle University with a B.S. in business administration.

         DENNIS M. MCGRATH was appointed Chief Financial Officer and Vice President-Finance and Administration in January 2000. From September 1999 to January 2000, Mr. McGrath served as the Chief Financial Officer of the Think New Ideas division of AnswerThink Consulting Group, Inc., a public company specializing in installing and managing computer systems and software. From September 1996 to September 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President - Operations of TriSpan Internet commerce solutions, a technology consulting company. Mr. McGrath is a certified public accountant and graduated with a B.S. in accounting from La Salle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a Certified Public Accountant.

         JOHN J. MCATEE, JR., has been a member of our Board of Directors since March 4, 1998. From March 4, 1998 until March 8, 1999, Mr. McAtee served as the Non-Executive Chairman of the Board of Directors. From 1990 to 1996, Mr. McAtee was Vice Chairman of Smith Barney, Inc., now known as Salomon Smith Barney, one of the world's largest investment banking and brokerage firms. Before that, Mr. McAtee was a partner in the New York law firm of Davis Polk & Wardwell for more than twenty years. Mr. McAtee is a graduate of Princeton University and Yale Law School. Mr. McAtee is also a director of U.S. Industries, Inc., a diversified industrial corporation.

         ALAN R. NOVAK was appointed to our Board of Directors in October 1997. Mr. Novak is Chairman of Infra Group, L.L.C., an international project finance and development company. He is also Chairman of Lano International, Inc., a real estate development company. Mr. Novak is a graduate of Yale University, Yale Law

School, and Oxford University as a Marshall Scholar. Mr. Novak practiced law at Cravath, Swaine & Moore and Swidler & Berlin, Chartered. His public service includes three years as an officer in the United States Marine Corp., a U.S. Supreme Court clerkship with Justice Potter Stewart, Senior Counsel, Senator Edward M. Kennedy, Senior Executive Assistant to Undersecretary of State, Eugene Rostow, and the Executive Director of President Johnson's Telecommunications Task Force. Mr. Novak was appointed by President Carter and served for five years as Federal Fine Arts Commissioner.

         SAMUEL E. NAVARRO was appointed to our Board of Director in January 2000. Mr. Navarro is an acknowledged authority on the medical device and health care business and since 1999 has served as the Global Head of Health Care Corporate Finance at ING Barings. Mr. Navarro joined ING Barings in 1998 and has served as Associate Director of Americas Equity Research and Global Head of Medical Technology Research. Prior to joining ING Barings, Mr. Navarro was managing director of equity research for the medical technology sector for the Union Bank of Switzerland. Mr. Navarro holds a B.S. in engineering from the University of Texas, an M.S. degree in engineering from Stanford University and an M.B.A. from the Wharton School.

         RICHARD DEPIANO was appointed to our Board of Directors in May 2000. Mr. DePiano has been a director of Escalon Medical Corporation, a publicly traded healthcare business specializing in the development and marketing of ophthalmic devices, pharmaceutical and vascular access products, since February 1996, and has served as its Chairman and Chief Executive Officer since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano is also the Chairman of the Board of Directors of Surgical Laser Technologies, Inc.

SCIENTIFIC ADVISORY BOARD

         In May 1999, we established a Scientific Advisory Board, consisting of members experienced in the use of advanced treatment for various types of psoriasis. The Scientific Advisory Committee provides our management with critical analysis of business opportunities and potential strategies for our excimer laser. The Scientific Advisory Board consists of the following members:

         R. ROX ANDERSON, M.D., was appointed to the Advisory Board on May 21, 1999 and serves as our Chairman. One of his tasks will be the identification and recruitment of other knowledgeable members. Dr. Anderson is the Research Director of the Massachusetts General Hospital Laser Center. Dr. Anderson has performed extensive research and written scholarly papers on various areas of dermatology, including treatment by laser irradiation procedures. Dr. Anderson holds a B.S. from the Massachusetts Institute of Technology and a M.D. degree from the Harvard Medical School.

         KENNETH ARNDT, M.D., was appointed to the Advisory Board in January 2000. He is a Co-Director, Cosmetic Surgery and Laser Center, Harvard Medical Faculty Physicians at the Beth Israel Deaconess Medical Center in Boston. Dr. Arndt is a Professor of Dermatology at Harvard Medical School, where an endowed professorship of dermatology has been established in his name. Dr. Arndt has published nearly 200 scholarly articles and books on various aspects of dermatology. Dr. Arndt has received a Presidential Citation from the American Society for Lasers in Surgery and Medicine. Dr. Arndt received his M.D. from Yale Medical School.

         PETER WHITTAKER, PH.D., was appointed to the Advisory Board in January 2000. He is the Director of Laser Research at the Heart Institute of Good Samaritan Hospital in Los Angeles. Dr. Whittaker has published approximately 150 articles and book chapters on the treatment of cardiovascular disease. Dr. Whittaker received a Bachelor of Science in Physics from the University of Nottingham and a Ph.D. in Biophysics from the University of Western Ontario.

         WARRICK L. MORRISON, M.D., was appointed to the Advisory Board in January 2000. He is a Professor of Dermatology at Johns Hopkins School of Medicine and a practicing dermatologist at the Greater Baltimore Medical Center. Dr. Morrison has served as a visiting professor at approximately 15 medical centers, including Columbia University, Harvard University, and Yale University, and published between 150 and 200 articles, books and book chapters on various aspects of dermatology, including radiation treatment. Dr. Morrison received his Bachelor of Medicine and Bachelor of Surgery from the University of Sydney.

         JOHN Y. M. KOO, M.D., was appointed to the Advisory Board in January 2000. He is the Vice Chairman and Associate Clinical professor in the Department of Dermatology at the University of California, San Francisco Medical Center. Dr. Koo has published more than 100 articles and book chapters in the psoriasis field. Dr. Koo holds a B.S. degree from University of California, Berkeley and an M.D. from Harvard Medical School.

         RICHARD E. FITZPATRICK, M.D., was appointed to the Advisory Board in October 2000. He is an Associate Clinical Professor at the University of California San Diego and at Mercy Hospital in San Diego and is a practicing dermatologist in La Jolla, California. Dr. Fitzpatrick is currently the President of the American Society for Laser Medicine and a Fellow of the American academy of Cosmetic Surgery, the American academy of Dermatology and the American Academy of Dermatologic Surgery. Dr. Fitzpatrick has published over 100 articles regarding the clinical use of lasers. Dr. Fitzpatrick holds a B.S. degree from Princeton University and an M.D. from Emory University.

         ROY G. GERONEMUS, M.D., was appointed to the Advisory Board in October 2000. Dr. Geronemus is Clinical Professor of Dermatology at the New York University Medical Center, where he founded its laser program and served nine years as Chief of Dermatologic and Laser Surgery. Dr. Geronemus also serves as the Director of the Skin/Laser Division in the Department of Plastic Surgery at the New York Eye and Ear Infirmary. Dr. Geronemus has published over 135 articles, chapters and books in his field of practice. Dr. Geronemus holds a B.S. from Harvard University and an M.D. from the University of Miami.

         MARK G. LEBWOHL, M.D., was appointed to the Advisory Board in October 2000. Dr. Lebwohl is Professor and Chairman of the Department of Dermatology at Mount Sinai School of Medicine. Dr. Lebwohl is President-elect of the Manhattan Dermatologic Society and Chairman of the Dermatology Section of the New York Academy of Medicine. Dr. Lebwohl is the author or co-author of more than 300 articles, chapters and abstracts in his field of practice. Dr. Lebwohl holds a B.A. from Columbia University and an M.D. from Harvard Medical School.

         DAVID B. VASILY, M.D.,was appointed to the Advisory Board in October 2000. Dr. Vasily is in private practice in dermatology in Lehigh Valley, Pennsylvania. Dr. Vasily is a Fellow of the American Academy of Dermatology and of the American Academy for Laser Medicine and Surgery. Dr. Vasily has published approximately 20 articles and chapters in his field. Dr. Vasily holds a B.S. from Moravian College and an M.D. from the State University of New York at Buffalo.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our common stock. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2000.

         LIMITATION ON DIRECTORS' LIABILITIES. Pursuant to our Certificate of Incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation of certain of our executive officers, including our Chief Executive Officer and all executive officers, or the Named Executives, whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 2000, 1999 and 1998:

                                         ANNUAL COMPENSATION                 LONG TERM COMPENSATION AWARDS             PAYOUTS
                                                                       OTHER                                             ALL
                                                                       ANNUAL                  SECURITIES               OTHER
                                                                       COMPEN    RESTRICTED    UNDERLYING    LTIP       COMPEN
                                                                       SATION      STOCK       OPTIONS/     PAYOUTS     SATION
NAME AND PRINCIPAL POSITION        YEAR      SALARY($)     BONUS($)     ($)       AWARDS($)     SARS(#)       ($)         ($)
JEFFREY F. O'DONNELL(1).......     2000       285,697      126,500     12,000        0          125,000        0           0
                                   1999        35,632            0      2,000        0          650,000        0           0
DENNIS M. MCGRATH (2) ........     2000       205,961       82,500     12,000        0          350,000        0           0
RAYMOND A. HARTMAN (CEO)(3)...     1999       248,546            0     12,000        0                0        0           0
                                   1998       125,008            0          0        0                0        0           0
CHAIM MARKHEIM (CFO)(4).......     1999       227,962            0    137,100        0          180,000        0           0
                                   1998       125,008            0     12,000        0          250,000        0           0

- --------------


1.       Mr. O'Donnell began serving as our Chief Executive Officer in November
         1999.

2.       Mr. McGrath began serving as our Chief Financial Officer in January
         2000.

3. Mr. Hartman served as our Chief Executive Officer from October 1997 to November 1999. Includes paid and accrued salary for each such fiscal year.

4. Mr. Markheim served as our Chief Financial Officer and Chief Operating Officer until January 15, 2000. Includes $77,000 paid in 1999 as past-due salary from prior years and $137,100 as additional compensation in 1999 (which includes, among others: (i) a car allowance of $12,000, and (ii) $54,600 which had been advanced to Mr. Markheim at December 31,1998 and which was recognized as additional compensation in lieu of repayment for 1999).

         EMPLOYMENT AGREEMENT WITH JEFFREY F. O'DONNELL. As of November 19, 1999, we entered into a three-year employment agreement with Jeffrey F. O'Donnell to serve as our President and Chief Executive Officer. Mr. O'Donnell's current base salary is $350,000 per year, subject to upward adjustment from time to time by the Board of Directors. Mr. O'Donnell was granted options to acquire up to 650,000 shares of our common stock at an exercise price of $4.625. Of these options, 308,334 are currently vested and 216,666 will vest on November 19, 2001, so long as Mr. O'Donnell remains employed by us. Under the employment agreement and the option agreement, if we terminate Mr. O'Donnell, other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay ranging from one to two years' compensation, and 100% of all unvested options will vest immediately.

         EMPLOYMENT AGREEMENT WITH DENNIS M. MCGRATH. As of November 24, 1999, we entered into a three-year employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President of Finance and Administration. Mr. McGrath's current base salary is $285,000 per year, subject to upward adjustment from time to time by the Board of Directors. In addition, Mr. McGrath was granted, as of November 24, 1999, options to acquire up to 350,000 shares of our common stock at an exercise price of $5.50. Of these options, 233,334 are currently vested and 116,666 will vest on November 24, 2002, so long as Mr. McGrath remains employed by us. Under the employment agreement and the option agreement, if we terminate Mr. McGrath, other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay ranging from one to two years' compensation, and 100% of all unvested options will vest immediately.

OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options to certain of our executive officers, including the Named Executives for the year ended December 31, 2000:

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                                   ANNUAL RATE OF
                                                                                              STOCK PRICE APPRECIATION
                               INDIVIDUAL GRANTS                                                FOR OPTION TERM (1)
- ------------------------------------------------------------------------------------------------------------------------------------
         (a)                 (b)              (c)              (d)             (e)              (f)              (g)
                          NUMBER OF       % OF TOTAL
                          SECURITIES     OPTIONS/SARS
                          UNDERLYING      GRANTED TO       EXERCISE OR
                         OPTIONS/SARS    EMPLOYEES IN      BASE PRICE       EXPIRATION
         NAME            GRANTED(#)       FISCAL YEAR     ($/SHARE)(1)       DATE(1)          5%($)            10%($)
- ------------------------------------------------------------------------------------------------------------------------------------
JEFFREY F. O'DONNELL       125,000            14%             9.25           11/30/04           (2)              (2)
DENNIS M. MCGRATH          125,000            14%             9.25           11/30/04           (2)              (2)

- -------------------

1. This chart assumes a market price of $5.625 for the common stock, the closing price for our common stock in the NASDAQ National Market System, as of December 31, 2000, as the assumed market price for the common stock with respect to determining the "potential realizable value" of the shares of common stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Our common stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the common stock.

2. The exercise price of the options exceeded the assumed market price compounded annually over the relevant periods, and, therefore, there is no potential realizable value for the options, for purposes of this chart

OPTION EXERCISES AND YEAR-END VALUES

      The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for certain of the Named Executives held by them at December 31, 2000:

                           SHARES                      NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                          ACQUIRED     VALUE          UNDERLYING UNEXERCISED                  IN THE MONEY
NAME                    ON EXERCISE  REALIZED(1)   OPTIONS AT DECEMBER 31, 2000       OPTIONS AT DECEMBER 31,2000(2)
- ----                    -----------  -----------   ----------------------------       ------------------------------
                                                   EXERCISABLE    UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
                                                   -----------    -------------       -----------      -------------
JEFFREY F. O'DONNELL       125,000    $1,031,250     308,344         341,666            $308,334         $216,666
DENNIS M. MCGRATH                0             0     233,334         241,666            $ 29,167         $ 14,583

(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the NASDAQ National Market System on the date of exercise and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the NASDAQ National Market System on December 31, 2000 ($5.625 per share) and any lesser exercise price.

2000 STOCK OPTION PLAN

         GENERAL. The 2000 Stock Option Plan was adopted by the Board of Directors on May 15, 2000, and was approved by our stockholders on July 18, 2000. We have reserved for issuance thereunder an aggregate of 1,000,000 shares of common stock. As of the date of this Report, we have granted 427,000 options under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the grant to our employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, and for the grant to employees and consultants of non-statutory stock options.

         A description of the 2000 Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the 2000 Stock Option Plan and does not purport to be complete.

         The general purposes of the 2000 Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. It is intended that these purposes will be effected through the granting of stock options, which may be either "incentive stock options" as defined in Section 422 of the Code or non-statutory stock options.

         The 2000 Stock Option Plan provides that options may be granted to our employees (including officers and directors who are employees) and consultants, or of any of our parents or subsidiaries. Incentive stock options may be granted only to employees. An employee or consultant who has been granted an option may, if otherwise eligible, be granted additional options.

         ADMINISTRATION OF AND ELIGIBILITY UNDER 2000 STOCK OPTION PLAN. The 2000 Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of common stock to our officers, directors, employees, independent contractors and consultants and those of our subsidiaries as an incentive to remain in the employ of or to provide services to us. The 2000 Stock Option Plan authorizes the issuance of incentive stock options, or ISOs, non-qualified stock options, or NSOs, and stock appreciation rights, or SARs, to be granted by a committee to be established by the Board of Directors, to administer the 2000 Stock Option Plan, or if no such committee is established , then by the Board of Directors, either of which will consist of at least two non-employee directors, as such term is defined under Rule 16b-3 of the Exchange Act, and shall qualify as outside directors, for purposes of Section 162(m) of the Code.

         Subject to the terms and conditions of the 2000 Stock Option Plan, the committee will have the sole authority to: (a) determine the persons, or optionees, to whom options to purchase shares of common stock and SARs will be granted, (b) determine the number of options and SARs to be granted to each such optionee, (c) determine the price to be paid for each share of common stock upon the exercise of each option and the manner in which each option may be exercised, (d) determine the period within which each option and SAR will be exercised and any extensions thereof, (e) determine the type of stock options to grant (f) interpret the 2000 Stock Option Plan and award agreements under the 2000 Stock Option Plan, and (g) determine the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between us and any such optionee.

         All of our officers, directors and employees, and those of our subsidiaries and certain of our consultants and other persons providing significant services to us will be eligible to receive grants of options and SARs under the 2000 Stock Option Plan. However, only our employees are eligible to be granted ISOs.

         STOCK OPTION AGREEMENTS. All options granted under the 2000 Stock Option Plan will be evidenced by an option agreement or SAR agreement between us and the optionee receiving such option or SAR. Provisions of such agreements entered into under the 2000 Stock Option Plan need not be identical and may include any term or condition, which is not inconsistent with the 2000 Stock Option Plan and which the committee deems appropriate for inclusion.

         INCENTIVE STOCK OPTIONS. Except for ISOs granted to stockholders possessing more than ten percent (10%) of the total combined voting power of all classes of our securities to whom such ownership is attributed on the date of grant, or Ten Percent Stockholders, the exercise price of each ISO must be at least 100% of the fair market value of our common stock, based on the closing sales price of our common stock, as determined on the date of grant. ISOs granted to Ten Percent Stockholders must be at an exercise price of not less than 110% of such fair market value.

         Each ISO must be exercised, if at all, within 10 years from the date of grant, but, within 5 years of the date of grant in the case of ISO's granted to Ten Percent Stockholders.

         An optionee of an ISO may not exercise an ISO granted under the 2000 Stock Option Plan, so long as such person holds a previously granted and unexercised ISO.

         The aggregate fair market value (determined as of time of the grant of the ISO) of the common stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

         NON-QUALIFIED STOCK OPTIONS. The exercise price of each NSO will be determined by the committee on the date of grant. We have undertaken not to grant any non-qualified stock options under the 2000 Stock Option Plan at an exercise price less than 85% of the fair market value, based on the closing sales price of the common stock, on the date of grant of any non-qualified stock option under the 2000 Stock Option Plan.

         The exercise period for each NSO will be determined by the committee at the time such option is granted, but in no event will such exercise period exceed 10 years from the date of grant.

         STOCK APPRECIATION RIGHTS. Each SAR granted under the 2000 Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from us, in exchange therefor, an amount equal in value to the excess of the fair market value of the common stock on the date of exercise of one share of common stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of common stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of common stock covered by the SAR or the option, or portion thereof, that is surrendered.

         SARs will be exercisable only at the time or times established by the committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The committee may withdraw any SAR granted under the 2000 Stock Option Plan at any time and may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

         LIMIT TO OPTIONS GRANTED UNDER THE 2000 STOCK OPTION PLAN. Under
Section 162(m) of the Code, which was enacted in 1993, the deductibility for federal income tax purposes of compensation paid to our Chief Executive Officer and the four other most highly compensated executive officers who receive salary and bonus in excess of $100,000 in a particular year is limited to $1,000,000 per year per individual. For purposes of this legislation, compensation expense attributable to stock options and SARs would be subject to this limitation unless, among other things, the option plan under which the options and SARs is granted includes a limit on the number of shares with respect to which awards may be made to any one employee in a fiscal year. Such a potential compensation expense deduction could arise, for example, upon the exercise by one of these executive of a non-statutory option, i.e., an option that is not an incentive stock option qualifying for favorable tax treatment, or upon a disqualifying disposition of stock received upon exercise of an incentive stock option.

         In order to exclude compensation resulting from options granted under the 2000 Stock Option Plan from the $1,000,000 limit on deductibility, the Board of Directors has approved a provision in the 2000 Stock Option Plan which will place a 100,000 share limit on the number of options that may be granted under the 2000 Stock Option Plan to an employee in any fiscal year. This limit is subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like. The purpose of this provision, which is intended to comply with Section 162(m) of the Code and the regulations thereunder, is to preserve our ability to deduct in full any compensation expense related to stock options.

         TERMINATION OF OPTION AND TRANSFERABILITY. In general, any unexpired options and SARs granted under the 2000 Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than 6 months or more than 12 months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less that 30 days or more than 3 months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, until 90 days after the date of such termination. However, the committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services.

         The options and SARs granted under the 2000 Stock Option Plan generally will be non-transferable, except by will or the laws of descent and distribution.

         ADJUSTMENTS RESULTING FROM CHANGES IN CAPITALIZATION. The number of shares of common stock reserved under the 2000 Stock Option Plan and the number and price of shares of common stock covered by each outstanding option or SAR under the 2000 Stock Option Plan will be proportionately adjusted by the committee for any increase or decrease in the number of issued and outstanding shares of common stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like event.

         TERMINATION OF OPTIONS AND SAR'S ON MERGER, REORGANIZATION OR LIQUIDATION. In the event of our merger, consolidation or other reorganization, in which we are not the surviving or continuing corporation (as determined by the committee) or in the event of our liquidation or dissolution, all options and SAR's granted under the 2000 Stock Option Plan will terminate on the effective date of the merger, consolidation, reorganization, liquidation or dissolution, unless there is an agreement with respect to such agreement, which expressly provides for the assumption of such options and SAR's by the continuing or surviving corporation.

         AMENDMENT OR DISCONTINUANCE OF STOCK OPTION PLAN. The Board of Directors has the right to amend, suspend or terminate the 2000 Stock Option Plan at any time. Unless sooner terminated by the Board of Directors, the 2000 Stock Option Plan will terminate on May 14, 2010, the 10th anniversary date of the effectiveness of the 2000 Stock Option Plan.

2000 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         GENERAL. The 2000 Non-Employee Director Stock Option Plan, or the Non-Employee Director Plan, was adopted by the Board of Directors on May 15, 2000, to be effective as of June 1, 2000, and was approved by our stockholders on July 18, 2000.

         A description of the Non-Employee Director Plan is set forth below. The description is intended to be a summary of the material provisions of the Non-Employee Director Plan and does not purport to be complete.

         PURPOSE OF THE PLAN. The purposes of the Non-Employee Director Plan are to enable us to attract, retain, and motivate our non-employee directors and to create a long-term mutuality of interest between the non-employee directors and our stockholders by granting options to purchase common stock.

         ADMINISTRATION. The Non-Employee Director Plan will be administered by a committee of the Board of Directors, appointed from time to time by the Board of Directors. The committee is intended to consist of two or more directors, each of whom will be non-employee directors as defined in Rule 16b-3 under
Section 16(b) of the Exchange Act. If no committee exists which has the authority to administer the Non-Employee Director Plan, the functions of the committee will be exercised by the Board of Directors. The committee has full authority to interpret the Non-Employee Director Plan and decide any questions under the Non-Employee Director Plan and to make such rules and regulations and establish such processes for administration of the Non-Employee Director Plan as it deems appropriate subject to the provisions of the Non-Employee Director Plan.

         AVAILABLE SHARES. The Non-Employee Director Plan authorizes the issuance of up to 250,000 shares of common stock upon the exercise of non-qualified stock options granted to our non-employee directors. In general, if options are for any reason canceled, or expire or terminate unexercised, the shares covered by such options will again be available for the grant of options.

         The Non-Employee Director Plan provides that appropriate adjustments will be made in the number and kind of securities receivable upon the exercise of options in the event of a stock split, stock dividend, merger, consolidation or reorganization.

         ELIGIBILITY. All of our non-employee directors are eligible to be granted options under the Non-Employee Director Plan. A non-employee director is a director serving on the Board of Directors, who is not then one of our current employees, as defined in Sections 424(e) and 424(f) of the Code.

         GRANT OF OPTIONS. As of each January 1 following the effective date of the Non-Employee Director Plan, commencing January 1, 2001, or the Initial Grant Date, each non-employee director will be automatically granted an option to purchase 20,000 shares of common stock in respect of services to be rendered to us as a director during the forthcoming calendar year, subject to the terms of the Non-Employee Director Plan. Each non-employee director who is first elected to the Board of Directors after June 1, 2000, but prior to January 1, 2001, will be granted, as of the date of his election, or First Grant Date, an option to purchase that number of shares equal to the product of (i) 5,000 and (ii) the number of fiscal quarters remaining in our then current fiscal year (including the quarter in which the date of such director's election falls), subject to the terms of the Non-Employee Director Plan. As of January 1 of each year following the Initial Grant Date or the First Grant Date, as the case may be, each non-employee director will be automatically granted an option to purchase 20,000 shares of common stock, or the Annual Grant. As of the date of this Report, we have granted 100,000 options to our eligible directors under the Non-Employee Director Plan.

         The purchase price per share purchase price deliverable upon the exercise of an option will be 100% of the fair market value of such shares as follows:

         (i) For options issued on the Initial Grant Date, the fair market value will be measured by the closing sales price of the common stock as of the last trading date of the fiscal quarter prior to the Initial Grant Date;

         (ii) For options issued on the First Grant Date, the fair market value will be measured by the closing sales price of the common stock as of the First Grant Date; and

         (iii) For Annual Grants of options issued as of January 1 of any fiscal year, the fair market value will be measured by the closing sales price of the common stock as of the last trading date of the last day of the prior year.

         VESTING OF OPTIONS. Options granted under the Non-Employee Director Plan will vest and become exercisable to the extent of 5,000 shares for each fiscal quarter, in which such director shall have served at least one day as our director.

         Options that are exercisable upon a non-employee director's termination of directorship for any reason except death, disability or cause (as defined in the Non-Employee Director Plan), prior to the complete exercise of an option (or deemed exercise thereof), will remain exercisable following such termination until the earlier of (i) the expiration of the 90 day period following the non-employee director's termination of directorship or (ii) the remaining term of the option.

         Options that are exercisable upon a non-employee director's termination of directorship for disability or death, will remain exercisable by the non-employee director or, in the case of death, by the non-employee director's estate or by the person given authority to exercise such options by his or her will or by operation of law, until the earlier of (i) the first anniversary of the non-employee director's termination of directorship or (ii) the remaining term of the option.

         Upon a non-employee director's removal from the Board of Directors, failure to stand for reelection or failure to be re-nominated for cause, or if we obtain or discover information after termination of directorship that such non-employee director had engaged in conduct during such directorship that would have justified a removal for cause during such directorship, all outstanding options of such non-employee director will immediately terminate and will be null and void.

         The Non-Employee Director Plan also provides that all outstanding options will terminate effective upon the consummation of a merger, consolidation liquidation or dissolution, in which the we are not the surviving entity, subject to the right of non-employee director to exercise all outstanding options prior to the effective date of the merger, consolidation, liquidation or dissolution.

         All options granted to a non-employee director and not previously exercisable become vested and fully exercisable immediately upon the occurrence of a change in control (as defined in the Non-Employee Director Plan).

         AMENDMENTS. The Non-Employee Director Plan provides that it may be amended by the committee or the Board of Directors at any time, and from time to time, to effect (i) amendments necessary or desirable in order that the Non-Employee Director Plan and the options granted thereunder conform to all applicable laws, and (ii) any other amendments deemed appropriate. Notwithstanding the foregoing, to the extent required by law, no amendment may be made that would require the approval of our stockholders under applicable law or under any regulation of a principal national securities exchange or automated quotation system sponsored by the National Association of Securities Dealers unless such approval is obtained. The Non-Employee Director Plan may be amended or terminated at any time by our stockholders.

         MISCELLANEOUS. Non-employee directors may be limited under Section 16(b) of the Exchange Act to certain specific exercise, election or holding periods with respect to the options granted to them under the Non-Employee Director Plan. Options granted under the Non-Employee Director Plan are subject to restrictions on transfer and exercise. No option granted under the Non-Employee Director Plan may be exercised prior to the time period for exercisability, subject to acceleration in the event of our change in control (as defined in the Non-Employee Director Plan). Although options will generally be nontransferable (except by will or the laws of descent and distribution), the committee may determine at the time of grant or thereafter that an option that is otherwise nontransferable is transferable in whole or in part and in such circumstances, and under such conditions, as specified by the committee.

1995 NON-QUALIFIED OPTION PLAN

         On January 2, 1996, we adopted our 1995 Non-Qualified Option Plan for key employees, officers, directors and consultants, and reserved up to 500,000 options to be granted thereunder. The option exercise price is not less than 100% of market value on the date granted; 40% of granted options vest immediately; 30% vest beginning one year after grant; and the remaining 30% vest and may be exercised beginning 2 years from grant.

         No options may be exercised more than 10 years after grant, options are not transferable (other than at death), and in the event of complete termination "for cause" (other than death or disability) or "voluntary" termination, all "unvested" options automatically terminate.

         On January 2, 1996, we granted a total of 335,000 options at an exercise price of $1.50 per share to certain directors, employees and consultants.

OTHER NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

         On April 10, 1998, our Board of Directors adopted a resolution creating a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director is to receive an annual grant of options, in addition to any other consideration they may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vest at the rate of 5,000 options per quarter during each quarter in which such person has served as a member of the Board of Directors. Since we have adopted the Non-Employee Director Stock Option Plan, we no longer grant options to members of our Board of Directors under this plan.

LIMITATION ON DIRECTORS' LIABILITIES; INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Our Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our Certificate of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent, provided by Delaware law. Pursuant to our Certificate of Incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

         We have adopted a form of indemnification agreement, which provides the Indemnitee with the maximum indemnification allowed under applicable law. Since the Delaware statutes are non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The indemnification agreement provides a scheme of indemnification, which may be broader than that specifically provided by Delaware law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Delaware law may be expanded, and therefore the scope of indemnification provided by the indemnification agreement may be subject to future judicial interpretation.

         The indemnification agreement provides that we are to indemnify an indemnitee, who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was one of our directors, officers, key employees or agents. We are to advance all expenses, judgments, fines, penalties and amounts paid in settlement (including taxes imposed on Indemnitee on account of receipt of such payouts) incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee is to repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by us. The advances paid to the indemnitee by us are to be delivered within 20 days following a written request by the indemnitee. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from our assets, thereby affecting a stockholder's investment.

         At present, there is no pending litigation or proceeding involving an indemnitee where indemnification would be required or permitted under the indemnification agreements.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         Except for the compensation plans covering Jeffrey F. O'Donnell and Dennis M. McGrath, we have no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of any of our executive officers or key employees, a change in our control or a change in any such executive officer's or key employee's responsibilities following a change in control.

COMPENSATION AND AUDIT COMMITTEES; COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

         The Board of Directors has a Compensation Committee comprised of John
J. McAtee, Jr. and Warwick Alex Charlton, and an Audit Committee comprised of Richard DePiano, John J. McAtee, Jr. and Alan R. Novak. Messrs. McAtee and Novak may be deemed to be outside/non-employee directors. The Board of Directors has a standing committee on nominations consisting of Messrs. O'Donnell, Charlton and McAtee.

         The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans as may be adopted by us from time to time.

         The Audit Committee reports to the Board of Directors regarding the appointment of our independent public accountants, the scope and fees of the prospective annual audit and the results thereof, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our system of internal accounting controls.

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

         We have obtained directors' and officers' liability insurance with a $10,000,000 limit of liability. The policy period expires on February 25, 2002. We intend to renew such policy or obtain comparable coverage after the expiration of such policy. However, there can be no assurances to this effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of our common stock as of March 27, 2001:

- -        each stockholder who is known by us to own beneficially 5% or more of our common stock;

- -        each of our directors and each of the officers named in Item 10 -
         "Directors and Executive officers of the Registrant," or the Named Executives, of this Report; and

- -        all of our directors and executive officers as a group.

                                                                           NUMBER OF
                                                                             SHARES
                                                                          BENEFICIALLY       PERCENTAGE OF SHARES
            NAME AND ADDRESS OF BENEFICIAL OWNER (1)                         OWNED          BENEFICIALLY OWNED (1)
Warwick Alex Charlton (2)                                                     195,000                  1.02
Jeffrey F. O'Donnell (3)                                                      308,334                  1.59
Dennis M. McGrath (4)                                                         233,334                  1.21
Alan R. Novak (5)                                                             165,000                     *
John J. McAtee, Jr. (6)                                                       249,000                  1.30
Samuel E. Navarro (7)                                                          96,667                     *
Richard DePiano (8)                                                            20,000                     *
Joseph E. Gallo, Trustee (9)                                                1,246,165                  6.53
PMG Capital Corp. (10)                                                        932,547                  4.86
Feirstein Capital Management (11)                                           1,000,000                  5.24

All directors and officers as a group (7 persons) (12)                      1,267,335                  6.36

- -----------

*        Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 27, 2001, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 19,074,783 shares of common stock outstanding as of March 27, 2001. All share numbers and percentages assume no exercise of the underwriters' over-allotment option.

(2) Includes 170,000 shares of common stock owned by True North Partners LLC, of which Mr. Charlton holds a 23.125% indirect equity interest and options to purchase 20,000 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2001. Mr. Charlton's address is 65 Broadway, 7th Floor, New York, NY 10006.

(3) Includes options to purchase 308,334 shares of common stock. Does not include options to purchase up to 341,666 shares of common stock, which may vest over the next four years.

(4) Includes options to purchase 233,334 shares of common stock. Does not include options to purchase up to 241,666 shares of common stock, which may vest over the next four years.

(5) Includes 28,601 shares of common stock, which have been registered in a currently effective registration statement, and options to purchase up to 136,399 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2001. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

(6) Includes 184,000 shares, which have been registered in a currently effective registration statement, and options to purchase up to 65,000 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2001. Mr. McAtee's address is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(7) Includes 38,334 shares, which have been registered in a currently effective registration statement and options to purchase 20,000 shares of common stock. Does not include options to purchase up to 38,333 shares of common stock, which may vest during 2001. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2001. Mr. Navarro's address is 55 East 52nd St., 33rd Floor, New York, New York 10055.

(8) Includes options to purchase 20,000 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2001. Mr. DePiano's address is 351 East Conestoga Road, Wayne, Pennsylvania 19087.

(9) Mr. Gallo has sole voting and dispositive power with respect 1,246,165 shares of common stock he beneficially owns as trustee under certain trusts. All of the shares of common stock have been registered in a currently effective registration statement. Mr. Gallo's address is 600 Yosemite Blvd., Modesto, California 95354.

(10) PMG Capital Corp., or PMG, is the registered owner of 521,827 shares of common stock and warrants to purchase up to 75,000 shares of common stock. Richard A. Hansen is the President and a director of PMG. Mr. Hansen is the beneficial owner of 25,840 shares of common stock. Frank
         A. Abruzzese, Frank J. Campbell and Peter S. Rawlings are directors of PMG. Mr. Abruzzese is the beneficial owner of 6,700 shares. Mr. Campbell is the beneficial owner of 153,180 shares and warrants to purchase 25,000 shares. Mr. Rawlings is the registered owner of 110,000 shares of common stock, and his wife Sarah P. Rawlings is the registered owner of 15,000 shares of common stock. All of these shares have been registered in a currently effective registration statement. Clifford Kalista, an employee of PMG, has beneficial ownership of 169,500 shares of common stock and warrants to purchase 250,000 shares of common stock. The address of PMG and each of such persons is Four Falls Corporate Center, West Conshohocken, Pennsylvania 19428.

(11) Barry R. Feirstein and Feirstein Capital Management, LLC, on November 3, 2000, jointly filed a Schedule 13G, reporting beneficial ownership of 1,000,000 shares of common stock. The address for Mr. Feirstein and Feirstein Capital Management is 767 Third Avenue, 28th Floor, New York, New York 10017

(12) Includes 420,935 shares of common stock and options and warrants to purchase up to 846,400 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN ISSUANCES OF SECURITIES

         On May 11, 1999, we granted warrants to Healthworld Corporation, or Healthworld, of which Steven Girgenti, one of our former directors, is Chairman and Chief Executive Officer, to purchase 174,000 shares of our common stock at an exercise price of $4.69 per share, in exchange for various marketing services to be provided by Healthworld at a discounted rate of $104 per person hour, which is materially less then the normal hourly rate charged by Healthworld for such services. On the date of grant of these warrants, the price of the common stock was $4.69. The warrants have a term of ten years and are fully vested.

         In July 1998, we granted warrants to acquire 300,000 shares of common stock to PMG at an exercise price of $2.00 per share in consideration for the guarantee, by PMG, of our lease of office space in Carlsbad, California and the raising of a bridge loan of $1,000,000. Such warrants are exercisable at any time until July 15, 2003. The price of our common stock was $2.125 on July 15, 1998.

         On December 31, 1998, Mr. and Mrs. Richard A. Hansen converted an outstanding obligation of $150,000 into an aggregate of 100,000 shares of common stock, at $1.50 per share. The price of the common stock at December 31, 1998, was $2.8125 per share. Mr. Hansen is the President of PMG.

         We entered into an agreement, dated as of February 2, 2000, with ING for the provision of financial advisory and investment banking services, on an exclusive basis, through September 30, 2000. Pursuant to this agreement, ING acted as placement agent in connection with a private offering to 10 institutional investors an aggregate of 1,409,092 shares of our common stock at a price of $11.00 per share, for which we paid ING customary fees. Samuel E. Navarro, one of our directors, is also the Global Head of Health Care Corporate Finance at ING. At the close of the placement on March 16, 2000, we received net proceeds of $14,259,491.

         On December 20, 2000, we granted to each of Richard Hanson and Clifford Kalista, options to purchase up to 25,000 shares of common stock at an exercise price of $4.3125 per share for consulting services rendered to us. On the date of grant, the market price of the common stock was $4.3125 per share. Mr. Kalista is an employee of PMG.

         From July 1998 through May 31, 2000, we granted to Jeffrey P. Berg and Michael R. Matthias, who are partners of our current legal counsel, Luce, Forward, Hamilton & Scripps LLP, options to acquire an aggregate of 43,562 shares of common stock, at an average exercise price of $4.66 per share. In each case, the exercise price of these options was equal to 85% of the trading price of our common stock on the last day of the month in respect of which the options were granted. The options are exercisable for a period of 120 months from the date of grant. These options were issued as a part of a fee agreement between us and such counsel, whereby such counsel received options having an exercise price equal to 20% of its monthly fees in the form of common stock, valued at the closing bid price on the last day of each month. Such counsel agreed to forego collection of such fees in cash, and use the uncollected fees against exercise price of the options.

OTHER TRANSACTIONS

         As of August 31, 2000, we acquired the 23.9% minority interest in our currently, wholly-owned subsidiary, Acculase, in exchange for the issuance of an aggregate of 300,000 shares of our common stock to the Acculase minority stockholders. We granted the Acculase minority stockholders certain registration rights with respect to the 300,000 shares issued to them in connection with this transaction.

         As of May 11, 1999, we entered into the agreement with Healthworld, for the provision of various services relating to the marketing of our products. The services include: (i) advertising and promotion; (ii) development of market research and strategy; and (iii) preparation and consulting on media and publicity. The term of the agreement is indefinite, but may be terminated by either party on ninety days' notice. Compensation for these services is approximately $40,000 per month, plus reimbursement of expenses and payment of a 15% commission on media buys. Services beyond those budgeted by the parties are to cost $104 per person hour. Under a separate agreement, Healthworld has agreed to provide, as of October 1, 1999: (i) two fulltime managed-care specialists to make calls on potential customers for a period of seven months at a cost of $30,000 per month; (ii) 20 fulltime sale representatives to market among dermatologists for a period of four months at a cost of $125,000 per month; and
(iii) certain general management services for a period of seven months at $10,000 per month. Under separate agreements, Healthworld will provide certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). See "Management."

         On October 29, 1998, we entered into an agreement with CSC under which CSC was to develop a commercial strategy and to define and obtain the required resources for the commercial exploitation of our excimer laser technology. Under this agreement, CSC was to provide consulting services to various businesses, including us, regarding the introduction of medical technology for commercialization. Subsequently, CSC filed a complaint against us, alleging the failure to pay for professional services performed by CSC, plus expenses. The dispute was resolved by a settlement in which we paid CSC the sum of $700,000. Warwick Alex Charlton, a former Vice President of CSC, is also our Non-Executive Chairman of the Board of Directors.

         We believe that all such transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties. We intend that any transactions and loans with officers, directors and 5% or greater stockholders, following the date of this Report, will be on terms no less favorable to us than could be obtained from independent third parties and will be approved by a majority of our independent, disinterested directors.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements

         Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2000.

         Financial Statement Schedules

         The following schedules have been filed as part of this Report.

         Schedule II Valuation and Qualifying Accounts

         All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

B.       Reports on Form 8-K

         We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

C.       Other Exhibits

3.1(a)   Certificate of Incorporation, filed on November 3, 1987 (1)

3.1(b)   Amendment to Certificate of Incorporation, filed on July 19, 1999 (1)

3.1(c)   Amendment to Certificate of Incorporation, filed on July 22, 1999 (1)

3.1(d)   Restated Certificate of Incorporation, filed on August 8, 2000(2)

3.2(a)   Bylaws (1)

3.2(b)   Revised Bylaws(2)

10.1     Lease Agreement (Andover, Massachusetts) (3)

10.2     Lease Agreement (Orlando, Florida) (1)

10.3     Lease Agreement (San Diego, California) (4)

10.4(a)  Lease Agreement (Carlsbad, California) dated August 4, 1998 (1)

10.4(b)  Guarantee of Lease by Pennsylvania Merchant Group, Ltd. (1)

10.5     Patent License Agreement between the Company and Patlex Corporation (5)

10.6 Master Technology Agreement between the Company and Baxter Healthcare Corporation, dated July 28, 1997 (6)

10.7 License Agreement between the Company and Baxter Healthcare Corporation, dated August 19, 1997 (6)

10.8 Manufacturing Agreement between the Company and Baxter Healthcare Corporation, dated August 19, 1997 (7)

10.9 Clinical Trial Agreement between Massachusetts General Hospital, R. Rox Anderson and the Company, dated March 17, 1998 (1)

10.10 Consulting Agreement dated as of January 21, 1998 between the Company and R. Rox Anderson, M.D.(1)

10.11(a) Asset Purchase Agreement dated January 4, 1999 between the Company and
         Laser Analytics, Inc. (3)

10.11(b) Amendment No. 1 to Asset Purchase Agreement. (3)

10.12    Employment Agreement with Jeffrey F. O'Donnell, dated November 19, 1999
         (1)

10.13    Employment Agreement with Dennis M. McGrath, dated November 24, 1999
         (1)

10.14 Lease between the Company and Radnor Center Associates, dated April 1, 2000 (1)

10.15    Healthworld Agreement, dated May 11, 1999 (1)

10.16    Clinical Trial Agreement, dated July 27, 1999 (Scalp Psoriasis) (1)

10.17 Clinical Trial Agreement, dated July 27, 1999, and Amendment dated March 1, 2000 (Plaque Psoriasis) (1)

10.18    Clinical Trial Agreement, dated July 27, 1999 (High Fluence) (1)

10.19    Clinical Trial Agreement, dated November 15, 1999 (Vitiligo) (1)

10.20    MGH License Agreement, dated November 26, 1997 (1)

10.21 Asset Purchase Agreement with Laser Components GmbH, dated February 29,2000 (1)

10.22    2000 Stock Option Plan (8)

10.23    2000 Non-Employee Director Stock Option Plan (8)

16.1     Letter re Change in Certifying Accountant (9)

22.1     List of subsidiaries of the Company

23.1     Consent of Arthur Andersen LLP

23.2     Consent of Hein + Associates LLP

- -----------

(1) Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, and as amended.

(2) Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1987.

(6) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1996. This document has been granted Confidential Treatment by the Commission.

(7) The terms of this agreement are confidential commercial information, which the Commission has determined need not be disclosed.

(8) Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(9) Filed as part of our Current Report on Form 8-K, dated May 9, 2000, and as amended.

                      DOCUMENTS INCORPORATED BY REFERENCE

         We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission's website at www.sec.gov. You may also inspect reports and other information concerning us at the offices of the Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

         Certain documents listed above in Part IV, Item 12 of this Report, as exhibits to this Report on Form 10-K, are incorporated by reference from other documents previously filed by us with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHOTOMEDEX, INC.

Date:  March 31, 2001                By: /s/ Jeffrey F. O'Donnell
                                        ----------------------------------------
                                          Jeffrey F. O'Donnell
                                          President, Chief Executive Officer
                                          and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                  Capacity in Which Signed                 Date
- -------------------------      ------------------------                 ----

/s/ Warwick Alex Charlton
- -------------------------  Chairman of the Board of Directors       March 31, 2001
Warwick Alex Charlton

/s/ Jeffrey F. O'Donnell   President, Chief Executive Officer and   March 31, 2001
- -------------------------  Director
Jeffrey F. O'Donnell

/s/ Dennis M. McGrath
- -------------------------  Chief Financial Officer                  March 31, 2001
Dennis M. McGrath

/s/ Alan R. Novak
- -------------------------  Director                                 March 31, 2001
Alan R. Novak

/s/ John J. McAtee, Jr.
- -------------------------  Director                                 March 31, 2001
John J. McAtee, Jr.

/s/ Samuel E. Navarro
- -------------------------  Director                                 March 31, 2001
Samuel E. Navarro

/s/ Richard DePiano
- -------------------------  Director                                 March 31, 2001
Richard DePiano


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To PhotoMedex, Inc.:


We have audited the accompanying consolidated balance sheet of PhotoMedex, Inc. (formerly Laser Photonics, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                          /s/ Arthur Andersen LLP



Philadelphia, Pennsylvania
February 23, 2001 (except with respect
   to the matter discussed in Note 1, as
   to which the date is March 27, 2001)

                          INDEPENDENT AUDITOR'S REPORT



To Stockholders and Board of Directors
PhotoMedex, Inc. and Subsidiaries
Carlsbad, California


         We have audited the accompanying consolidated balance sheet of PhotoMedex, Inc. (formerly Laser Photonics, Inc.) and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/Hein + Associates LLP

Orange, California

February 23, 2000

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (formerly Laser Photonics, Inc.)

                           CONSOLIDATED BALANCE SHEETS


                                 ASSETS                                                            December 31,
                                                                                                   ------------
                                                                                            2000                 1999
                                                                                            ----                 ----
CURRENT ASSETS:
      Cash and cash equivalents                                                         $  7,561,040         $  4,535,557
      Short-term investments                                                               2,000,000                   --
      Accounts receivable                                                                    287,750              176,179
      Inventories                                                                          1,250,702            1,170,472
      Prepaid expenses and other current assets                                              256,053               34,685
                                                                                        ------------         ------------
         Total current assets                                                             11,355,545            5,916,893
                                                                                        ------------         ------------

PROPERTY AND EQUIPMENT, NET                                                                1,787,065              152,965

GOODWILL, net of accumulated amortization of $141,148                                      4,093,267                   --

LICENSE FEE, net of accumulated amortization of $1,541,667 and $1,041,667                  2,458,333            2,958,333

PATENT COSTS, net of accumulated amortization of $49,024 and $40,671                          35,774               44,127

ASSETS OF DISCONTINUED OPERATIONS                                                                 --              588,000

OTHER ASSETS                                                                                 140,773               45,346
                                                                                        ------------         ------------
                                                                                        $ 19,870,757         $  9,705,664
                                                                                        ============         ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of notes payable                                                  $     66,098         $    353,710
      Accounts payable                                                                       963,521            2,034,371
      Accrued compensation and related expenses                                              449,594              376,967
      Other accrued liabilities                                                              489,149            1,372,668
      Deferred revenues                                                                      114,000              250,000
                                                                                        ------------         ------------
         Total current liabilities                                                         2,082,362            4,387,716
                                                                                        ------------         ------------

NOTES PAYABLE                                                                                 20,194               43,620
                                                                                        ------------         ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value, 50,000,000 shares authorized; 17,847,676 and
        13,267,918 shares issued and outstanding                                             178,477              132,679
      Additional paid-in capital                                                          56,652,344           30,759,186
      Accumulated deficit                                                                (39,009,601)         (25,617,537)
      Deferred compensation                                                                  (53,019)                  --
                                                                                        ------------         ------------
         Total stockholders' equity                                                       17,768,201            5,274,328
                                                                                        ------------         ------------
                                                                                        $ 19,870,757         $  9,705,664
                                                                                        ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (formerly Laser Photonics, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Year Ended
                                                                 ------------------------------------------------------
                                                                 December 31,         December 31,         December 31,
                                                                     2000                 1999                 1998
                                                                 ------------         ------------         ------------
REVENUES                                                         $    968,771         $     99,248         $    769,026

COSTS AND EXPENSES:
      Cost of revenues, excluding depreciation                        428,520                4,447              291,009
      Selling, general and administrative                          10,364,755            4,341,986            3,057,460
      Research and development                                      3,015,018            2,061,241            1,078,814
      Depreciation and amortization                                   835,143            1,016,628            1,040,627
                                                                 ------------         ------------         ------------
      Loss from continuing operations before
       interest and other income, net and income
       taxes                                                      (13,674,665)          (7,325,054)          (4,698,884)


INTEREST INCOME                                                       579,647                   --                   --

INTEREST EXPENSE                                                      (12,518)          (1,849,369)            (336,575)

OTHER INCOME, net                                                     362,014              111,110               11,135
                                                                 ------------         ------------         ------------
      Loss from continuing operations before income taxes         (12,745,522)          (9,063,313)          (5,024,324)

INCOME TAX EXPENSE                                                         --                4,382                3,300

      Loss from continuing operations                             (12,745,522)          (9,067,695)          (5,027,624)
                                                                 ------------         ------------         ------------
DISCONTINUED OPERATIONS:
      Loss from discontinued operations                              (369,141)            (852,372)            (880,963)
      Loss on sale of discontinued operations                        (277,401)                  --                   --
                                                                 ------------         ------------         ------------
      Loss from discontinued operations                              (646,542)            (852,372)            (880,963)

                                                                 ------------         ------------         ------------
NET LOSS                                                         $(13,392,064)        $ (9,920,067)        $ (5,908,587)
                                                                 ============         ============         ============

BASIC AND DILUTED NET LOSS PER SHARE:
      Continuing operations                                      $      (0.81)        $      (0.81)        $      (0.54)
      Discontinued operations                                           (0.04)               (0.08)               (0.10)
                                                                 ------------         ------------         ------------
         Basic and diluted net loss per share                    $      (0.85)        $      (0.89)        $      (0.64)
                                                                 ============         ============         ============

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
    SHARE                                                          15,754,867           11,207,727            9,287,507
                                                                 ============         ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (formerly Laser Photonics, Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                    Common Stock         Additional
                                               ----------------------     Paid-In      Accumulated      Deferred
                                                 Shares       Amount      Capital        Deficit      Compensation         Total
BALANCE, JANUARY 1, 1998                       9,247,083     $ 92,471   $14,625,564   $ (9,788,883)        $ --        $ 4,929,152
Conversion of convertible notes payable          600,000        6,000     1,144,000             --           --          1,150,000
Sale of stock, net of expenses                    28,601          286        35,465             --           --             35,751
Warrants issued to consultants for services         --           --       1,318,200             --           --          1,318,200
Stock issued to consultants for services         20,000          200         19,800             --           --             20,000
Allocation of proceeds from notes payable
   due to beneficial conversion feature               --           --       296,875             --           --            296,875
Net loss                                              --           --            --     (5,908,587)          --         (5,908,587)
                                               ---------     --------   -----------   ------------         ----        -----------
BALANCE, DECEMBER 31, 1998                     9,895,684       98,957    17,439,904    (15,697,470)          --          1,841,391
Allocation of proceeds from notes payable
   due to beneficial conversion feature               --           --     1,115,625             --           --          1,115,625
Issuance of warrants                                  --           --       368,900             --           --            368,900
Compensation recognized upon issuance of
   stock options                                      --           --        78,125             --           --             78,125
Stock options issued to consultants
   for services                                       --           --       679,947             --           --            679,947
Stock issued to pay interest                      38,262          382       148,810             --           --            149,192
Conversion of convertible notes payable,
   net of unamortized debt issuance costs      1,190,000       11,900     2,296,271             --           --          2,308,171
Sale of stock, net of expenses                 2,068,972       20,690     8,519,854             --           --          8,540,544
Proceeds from exercise of warrants                75,000          750       111,750             --           --            112,500
Net loss                                              --           --            --     (9,920,067)          --         (9,920,067)
                                              ----------     --------   -----------   ------------         ----        -----------
BALANCE, DECEMBER 31, 1999                    13,267,918      132,679    30,759,186    (25,617,537)          --          5,274,328
Sale of stock, net of expenses                 1,409,092       14,091    14,245,400             --           --         14,259,491
Proceeds from exercise of stock options        1,665,834       16,659     3,954,031             --           --          3,970,690
Proceeds from exercise of warrants             1,201,139       12,011     2,063,478             --           --          2,075,489
Issuance of common stock in connection
   with acquisition of Acculase, Inc. (see
   Note 3)                                       300,000        3,000     3,822,000             --           --          3,825,000
Stock issued to consultants for services           3,693           37        48,680             --           --             48,717
Compensation resulting from stock options
   and warrants issued to consultants for
   services                                           --           --     1,628,069             --           --          1,628,069
Compensation resulting from stock options
   issued to employees                                --           --       131,500             --     (131,500)                --
Amortization of deferred compensation                 --           --            --             --       78,481             78,481
Net loss                                              --           --            --    (13,392,064)          --        (13,392,064)
                                              ----------     --------   -----------   ------------     --------        -----------

BALANCE, DECEMBER 31, 2000                    17,847,676     $178,477   $56,652,344   $(39,009,601)    $(53,019)       $17,768,201
                                              ==========     ========   ===========   ============     ========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (formerly Laser Photonics, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                                 2000             1999             1998
                                                                 ----             ----             ----
OPERATING ACTIVITIES:
      Net loss                                               $(13,392,064)     $(9,920,067)     $(5,908,587)
      Adjustments to reconcile net loss to net cash used
         in operating activities -
              Depreciation and amortization                       835,143        1,016,628        1,088,649
              Gain on forgiveness of debt                        (277,000)              --               --
              Loss on sale of discontinued operations             277,401               --               --
              Writedown of inventory to net realizable
                value                                                  --          104,311          239,776
              Interest expense related to beneficial
                conversion feature and amortization of
                discount on convertible notes payable                  --        1,512,292          296,875
              Amortization of debt issuance                            --           67,004               --
              Provision for doubtful accounts                          --           14,415               --
              Stock issued to pay accrued interest                     --          149,192               --
              Compensation recognized upon issuance of
                stock options                                          --           78,125               --
              Compensation recognized in lieu of
                repayment of note                                      --           54,600               --
              Stock issued to consultants for services             48,717               --           20,000
              Stock options and warrants issued to
                consultants for services                        1,628,069          679,947        1,318,200
              Amortization of deferred compensation                78,481               --               --
      Changes in operating assets and liabilities -
         Accounts receivable                                     (111,571)         (15,918)         168,790
         Inventories                                              (80,230)        (792,094)        (199,671)
         Prepaid expenses and other assets                       (316,795)           7,890           (1,576)
         Accounts payable                                      (1,070,850)         819,433          355,379
         Accrued compensation and related expenses                 72,627          (16,372)          36,893
         Other accrued liabilities                               (822,071)         443,948          253,136
         Deferred revenues                                       (136,000)         (93,906)         248,906
                                                             ------------      -----------      -----------

                  Net cash used in operating activities       (13,266,143)      (5,890,572)      (2,083,230)
                                                             ------------      -----------      -----------

INVESTING ACTIVITIES:
      Purchases of property and equipment                        (190,651)         (40,442)        (116,158)
      Purchase of short-term investments                       (2,000,000)              --               --
      Lasers placed into service                               (1,630,440)              --               --
      Proceeds from sale of discontinued operations               250,500               --               --
      Cash paid for acquisition                                  (409,415)              --               --
      Advances to related parties                                      --               --          (29,600)
                                                             ------------      -----------      -----------

                  Net cash used in investing activities        (3,980,006)         (40,442)        (145,758)
                                                             ------------      -----------      -----------
FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net              14,259,491        8,540,544           35,751
      Proceeds from exercise of options                         3,970,690               --               --
      Proceeds from exercise of warrants                        2,075,489          112,500               --
      Proceeds from convertible notes payable                          --        2,380,000        1,276,960
      Proceeds from issuance of notes payable                     215,548           86,485               --
      Payments on notes payable                                  (249,586)        (524,824)        (135,187)
      Payments of debt                                                 --         (166,600)              --
      Payments on related party notes payable                          --         (147,342)              --
      Advances from related parties                                    --           11,340               --
                                                             ------------     ------------      -----------

                  Net cash provided by financing
                      activities                               20,271,632       10,292,103        1,177,524
                                                             ------------     ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            3,025,483        4,361,089       (1,051,464)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    4,535,557          174,468        1,225,932
                                                             ------------     ------------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $  7,561,040     $  4,535,557      $   174,468
                                                             ============     ============      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (formerly Laser Photonics, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Background

PhotoMedex, Inc. and subsidiaries ("the Company") changed its name from Laser Photonics, Inc. on August 8, 2000. The Company develops, manufactures and markets therapeutic excimer laser-based instrumentation designed to treat psoriasis and vitiligo. The Company is also developing technology for the treatment of other skin disorders and other medical problems and for non-medical applications. In January 2000, the Company received the first Food and Drug Administration ("FDA") approval to market an excimer laser system, the XTRAC system, for the treatment of psoriasis. The Company commercially launched the XTRAC system in the United States in August 2000.

Bankruptcy Filing and Plan of Reorganization

On May 13, 1994, the Company filed a voluntary petition of reorganization with the U.S. Bankruptcy Court in the Middle District of Florida for protection under Chapter 11 of Title 11 of the U.S. Bankruptcy Code. On May 23, 1995, Helionetics, Inc. ("Helionetics") acquired out of bankruptcy a 75% interest in the Company in exchange for cash and the contribution of its 76.1% interest in AccuLase, Inc. ("Acculase"). Helionetics has since filed for bankruptcy and sold its interests such that it is no longer a stockholder of the Company. The transaction with AccuLase was accounted for as a purchase and, in August 2000, the Company acquired the remaining 23.9% of Acculase (see Note 3).

After emerging from the reorganization, all assets and liabilities of the Company were restated to reflect the reorganization value in accordance with procedures specified in Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations" and as required by SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". The portion of the reorganization value that could not be attributed to specific tangible or identified intangible assets was classified as reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Goodwill") and was being amortized over five years. Because of the magnitude of the Company's losses since emerging from bankruptcy, the reorganization goodwill was considered impaired and was written off in 1996.

Liquidity and Going Concern

The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses and only recently began to market the XTRAC system for commercial sale. The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of December 31, 2000, the Company had an accumulated deficit of $39,009,601.

The Company expects to incur operating losses for the foreseeable future as it plans to spend substantial amounts on the marketing of psoriasis treatment products and expansion of its operations. There are no assurances that the Company will market any products successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

The Company sold its non-excimer laser business operations in May 2000 (see Note
2), which generated the majority of historical revenues. The Company's future revenues and success depends upon its excimer laser systems for the treatment of psoriasis, vitiligo and other skin disorders, which are unproven. The Company's excimer laser system for the treatment of psoriasis has just begun to generate revenues while development efforts continue for application of the laser system to treatment of vitiligo and other skin disorders. The Company's ability to successfully introduce its new products based on its new business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company's control. Consequently, the Company's historical operating results cannot be relied upon as indicators of future performance, and it cannot be predicted whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

On March 27, 2001, the Company completed a private offering of 1,230,000 shares of common stock at $5.00 per share and received gross proceeds of $6,150,000. In connection with the offering, the Company paid a commission of 6.5% of the gross proceeds or approximately $400,000 to one of the Company's investment bankers.

Based upon the March 2001 financing and existing cash and short-term investments, management believes that adequate resources are available to fund the Company's operations into 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Acculase, Inc., which was wholly owned as of December 31, 2000 (see Note 3). All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2000, cash equivalents are primarily comprised of investments in various money market funds.

Short-Term Investments

As of December 31, 2000, short-term investments of $2,000,000 consist of time deposits with original maturities greater than three months. The Company has classified all investments as short-term since it has the intent and ability to redeem them within the next twelve months.

Supplemental Disclosures of Cash Flow Information

For the years ended December 31, 2000, 1999 and 1998, the Company paid interest of $12,518, $82,719 and $137,572, respectively. Income taxes paid in 2000, 1999 and 1998 were immaterial. In connection with the purchase of Acculase in August 2000, the Company issued 300,000 shares of common stock (see Note 3). In March 2000, the Company settled certain payables recorded at approximately $410,000 for approximately $133,000, resulting in a gain of approximately $277,000. In 1999 and 1998, the Company converted $2,308,171 and $1,150,000 of convertible notes payable into common stock, respectively, and issued shares of common stock in 1999 in payment of accrued but unpaid interest. In 1999, the Company issued a note payable of $17,335 to acquire property and equipment. In 1998, the Company issued a note payable of $70,000 to acquire leasehold improvements.

Inventories

Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

                           December 31,
                    -------------------------
                       2000           1999
                    ----------     ----------
Raw materials       $  938,276     $  613,032
Work-in-process        312,426        557,440
                    ----------     ----------
                    $1,250,702     $1,170,472
                    ==========     ==========

The Company's psoriasis treatment equipment will either be (i) placed in a physician's office and remain the property of the Company or (ii) be sold to distributors or physicians directly. Relative to the equipment placed in a physician's office, the Company earns revenue each time the laser is used for a patient treatment.

Throughout the manufacturing process of a laser the related production costs are recorded within inventory. Once the laser is completed and placed in a physician's office, the cost is transferred from inventory to "lasers in service" within property and equipment and other completed laser units are maintained in inventory until the unit is sold.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Improvements and betterments are capitalized, while maintenance and repair costs are charged to expense as incurred. Upon retirement or disposition, the applicable property amounts are relieved from the accounts and any gain or loss is recorded in the consolidated statement of operations. Property and equipment consists of the following:

                                                      December 31,
                                              --------------------------
                                                  2000            1999
                                              -----------      ---------
Lasers in service                             $ 1,630,440      $      --
Computer hardware and software                    212,965         67,485
Furniture and fixtures                             90,273         45,102
Machinery and equipment                            11,584         11,584
Leasehold improvements                             78,716         78,716
                                              -----------      ---------
                                                2,023,978        202,887
Accumulated depreciation and amortization        (236,913)       (49,922)
                                              -----------      ---------
                                              $ 1,787,065      $ 152,965
                                              ===========      =========

Lasers in service represent psoriasis treatment equipment currently located in physician offices. Lasers in service are depreciated over an estimated useful life of three years. The Company began to generate revenues from these lasers in the fourth quarter of 2000.

The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2000, no such write-down was required.

Intangible Assets

Intangible assets consist of goodwill, license fees (see Note 10) and patents which are carried at cost less accumulated amortization. License fees and patents are amortized on a straight-line basis over the estimated useful lives of eight years for license fees and eight to 12 years for patents. Goodwill relates to the purchase of the minority interest of Acculase (see Note 3) and is being amortized on a straight-line basis over 10 years.

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2000, no such write-down was required (See Note 10).

Accrued Warranty Costs

The Company offers a warranty on product sales for a one-year period. The Company provides for the estimated future warranty claims on the date the product is sold.

Revenue Recognition

The Company has two distribution channels for its psoriasis treatment laser. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for each time the laser is used for a patient treatment. When the Company sells a laser to a distributor or directly to a physician, revenues are recognized upon shipment of the product to the customer. When the Company places the laser in a physician's office, service revenues are recognized each time the laser is used for a patient treatment. The physicians generally prepay for a specified number of treatments upon the receipt of the laser. This prepayment amount is included in deferred revenues until the treatment occurs.

Research and Development

Research and development expenses are charged to operations in the period incurred.

Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share for complex capital structures on the face of the statements of operations. In accordance with SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income
(loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants.

Diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the exercise of securities into common stock are included in the denominator as the result would be anti-dilutive.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is equal to the fair value due to the short-term nature of these instruments.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse (see Note 7).

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 had no impact on operating results or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 was required no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has determined that its accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

2.       DISCONTINUED OPERATIONS:

Due to the limited financial resources of the Company, the business strategy changed in 1997 to focus efforts on excimer laser technology in order to develop excimer laser and excimer laser delivery products for medical applications. To facilitate the Company's focus on excimer laser technology, as of May 4, 2000, the Company sold its non-excimer laser businesses, which were located at its Orlando, Florida and Wilmington, Massachusetts facilities.

The Company completed a transaction with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to the Company's Florida business operations, to Lastec, Inc. ("Lastec") for a purchase price of $375,000. Lastec is unaffiliated with the Company. Lastec paid the Company a deposit of $37,500, and executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and
(iii) the balance plus accrued interest was due on or before October 6, 2000. The promissory note accrues interest at 8% per year. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is personally guaranteed by the principals of Lastec. The Company has not received the scheduled payments due under the promissory note. The Company is currently involved in litigation with Lastec, as well as its principals. Accordingly, the promissory note has been written off and included in the loss on sale of the discontinued operations. Any gain resulting from future payments received by the Company will be recognized when received (see
Note 8).

The Company completed the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH for a purchase price of $213,000. Laser Components GmbH is unaffiliated with the Company. In addition, Laser Components GmbH assumed the Company's obligations under the Company's Massachusetts office lease.

Accordingly, these two operations are being accounted for together as discounted operations with a measurement date of May 4, 2000. The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company recognized a loss of $277,401 on the sale of these discontinued operations in the quarter ended June 30, 2000.

Revenues from discontinued operations were $188,838, $1,109,587 and $1,580,422 for the years ended December 31, 2000, 1999 and 1998, respectively. Losses from discontinued operations in the accompanying consolidated statements of operations were $369,141, $852,372 and $880,963 for the years ended December 31, 2000, 1999 and 1998, respectively.

Net assets of discontinued operations were comprised of the following at December 31, 1999:


Inventories                                  $428,415
Prepaid expenses and other assets              19,800
Property and equipment, net                   139,785
                                             --------
   Net assets of discontinued operations     $588,000
                                             ========

3.       ACQUISITION:

Effective August 31, 2000, the Company issued 300,000 shares of common stock for the remaining 23.9% of Acculase which the Company did not already own. The Company granted certain registration rights with respect to the shares issued. The transaction was accounted for as a purchase. The Company has historically consolidated the results of Acculase in its financial statements and has recognized all of Acculase's losses as the Company has historically funded the operations. In addition, due to the significant historical losses of Acculase, the Company did not have any investment recorded for its 76.1% ownership of Acculase. Accordingly, the total purchase price of $4,234,415, including transaction costs of $409,415, was preliminarily allocated to goodwill and is being amortized on a straight-line basis over 10 years.

4.       OTHER ACCRUED LIABILITIES:

Other accrued liabilities consist of the following:

                                                    December 31,
                                             -------------------------
                                                2000           1999
                                             ----------     ----------
Accrued professional and consulting fees     $  250,395     $  739,000
Accrued warranty                                 35,443         32,331
Accrued interest                                     --        141,110
Accrued group insurance                              --         99,222
Accrued property taxes                               --         88,360
Other accrued expenses                          203,311        272,645
                                             ----------     ----------
                                             $  489,149     $1,372,668
                                             ==========     ==========

5.       NOTES PAYABLE:

Convertible Notes Payable

On March 31, 1999, the Company issued to various investors securities consisting of: (i) $2,380,000 principal amount of 7% Series A Convertible Subordinated Notes (the "Subordinated Notes"); and (ii) common stock purchase warrants to purchase up to 595,000 shares of common stock (the "Unit Warrants"). On August 2, 1999, the convertible notes were voluntarily converted into common stock at $2.00 per share (1,190,000 shares issued) plus a warrant for every two shares of common stock received upon conversion (595,000 Unit Warrants issued).

The Unit Warrants are exercisable into an initial 297,500 shares of common stock at any time until March 31, 2004. The balance of the Unit Warrants are exercisable into an additional 297,500 shares of common stock (the "Contingent Shares") if the Unit holder voluntarily converts at least a portion of the principal amount of the Subordinated Notes that make up a portion of the Unit into shares of common stock. Since the notes were voluntarily converted on August 2, 1999, the warrants for contingent shares are fully vested and exercisable. The exercise price of the Unit Warrants is $2.00 per share. The Unit Warrants provide that they may be adjusted in the event that the Company issues shares of common stock for consideration of less than $2.00 per share. In such event, the per share exercise price of the Unit Warrants will be adjusted to the issue price of such additionally issued shares.

Gross proceeds from the sale of the Subordinated Notes and Unit Warrants were $2,380,000. Since the convertible debt and the warrants have similar terms and the same in-the-money value, the fair values were assumed to be the same and the proceeds were allocated on a pro rata basis. A portion of the proceeds were allocated to the warrants. The market price of the Company's common stock on the commitment date was $2.75 per share, resulting in a beneficial conversion of $0.75 per share. The aggregate amount of the beneficial conversion was $1,115,625. The discount on the notes related to the beneficial conversion and warrants was charged to interest expense on the date of issuance since they were immediately convertible.

Notes Payable

Notes payable consists of the following:

                                                                                    December 31,
                                                                              ------------------------
                                                                                2000           1999
                                                                              ---------      ---------
Note payable - lessor, interest at 10%, payable in monthly principal
and interest installments of $1,775 through December 31, 2002, unsecured.     $  38,474      $  55,021

Note payable - unsecured creditor, interest at 8.5%, payable in monthly
principal and interest installments of $9,563 through 2001.                      47,818             --

Notes payable - unsecured creditors, interest at prime rate, unsecured.
Settled in March 2000.                                                               --        165,298

Note payable - creditor, interest at 10%, unsecured.
Settled in March 2000.                                                               --        127,860

Note payable - creditor, interest at 9%, collateralized by personal property of the Company. Settled in March 2000.
                                                                                     --         16,670

Note payable - U.S. Treasury, interest at 9%, unsecured.
Settled in March 2000.                                                               --         14,873

Note payable - various creditors, interest at 9%,
unsecured.  Settled in March 2000.                                                   --         10,101

Note payable - creditor, interest at 13.5%.  Settled in
March 2000.                                                                          --          7,507
                                                                              ---------      ---------
                                                                                 86,292        397,330
Less-current maturities                                                         (66,098)      (353,710)
                                                                              ---------      ---------
                                                                              $  20,194      $  43,620
                                                                              =========      =========

Aggregate maturities of the notes payable as of December 31, 2000 are $66,098 in 2001 and $20,194 in 2002.

6.       STOCKHOLDERS' EQUITY:

Common Stock

In December 2000, the Company issued 500 shares of common stock in exchange for professional services valued at $4,813.

In August 2000, the Company issued 300,000 shares of common stock in exchange for the remaining 23.9% stock interest in Acculase (see Note 3).

In July 2000, the Company issued 3,193 shares of common stock in exchange for consulting services valued at $43,904.

In February 2000, the Company entered into an agreement with ING Baring to provide financial advisory and investment banking services, on an exclusive basis, through September 30, 2000. Pursuant to this agreement, ING Baring acted as placement agent in connection with a private offering of 1,409,092 shares of common stock at $11.00 per share completed on March 16, 2000. Gross proceeds were $15,500,012 and the Company paid a commission to ING Baring of $930,000, as well as other costs of $310,521, resulting in net proceeds to the Company of $14,259,491. A director of the Company is also the Global Head of Health Care Corporate Finance at ING Baring.

On August 9, 1999, the Company completed an offering of 2,068,972 shares of common stock at a price of $4.50 per share for gross proceeds of $9,310,374. In connection with the offering, the Company paid a commission to PMG Capital Corp. ("PMG") of 8% of the gross proceeds raised plus $25,000 for expenses. The Company received net proceeds of $8,540,544. In addition, for each $1,000,000 of gross proceeds, PMG received a warrant to purchase 10,000 shares (93,104 in the aggregate) of common stock at an exercise price of $4.50 per share. The warrants issued to PMG are being treated as offering costs of the private placement. As a result, there has been no value assigned to the warrants as the amount would be charged against the gross proceeds of the offering and would have no effect on the Company's stockholders' equity.

In December 1998, the Company issued a note payable of $150,000 to the President of PMG Capital Corp. and his wife. The note was convertible into shares of the Company's common stock at $1.50 per share at the option of the holder of the note. In December 1998, the note was converted into 100,000 shares of common stock.

During July and August 1998, the Company arranged to have AccuLase issue $1,000,000 of 10% convertible promissory notes to various investors. The convertible notes were guaranteed by the Company. Interest was payable annually in cash or in common stock at the Company's option. The entire principal was due and payable in one payment on or before December 31, 1998. The holders of the convertible notes had the option to convert any or all outstanding balances into the Company's common stock at a conversion price of $2.00 per share at any time. The market price of the Company's common stock on the date the convertible notes were issued was $2.59 per share. The Company recorded $296,875 of deferred financing cost, which was charged to expense in 1998. The holders converted the notes into 500,000 shares of common stock in 1998. During 1999, shares were issued in exchange for accrued but unpaid interest of $149,192.

In April 1998, the Company issued 20,000 shares of common stock in exchange for legal services of $20,000.

Common Stock Options

In May 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan reserves for issuance up to 1,000,000 shares of the Company's common stock through the granting of incentive stock options ("ISOs") to employees of the Company and the granting of non-qualified stock options ("NSOs") and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company's stock on the date of grant. All ISOs granted to less than ten percent stockholders shall have a term of ten years, while ISOs to greater than ten percent stockholders shall have a term of five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company's stock on the date of grant. No NSOs shall be exercisable for more than ten years after the date of the respective grant.

In May 2000, the Company adopted the Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"). The Non-Employee Director Plan reserves for issuance up to 250,000 shares of the Company's common stock for the granting of non-qualified options to members of the Company's Board of Directors. Beginning on January 1, 2001, each director will receive an option to purchase 20,000 shares of the Company's common stock in consideration for services rendered. The option exercise price shall be the fair market value on the date of grant.

In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the "Plan") for key employees, officers, directors, and consultants, and provided for up to 500,000 options to be issued thereunder. The Plan stated that the option exercise price shall not be less than the fair market value on the date granted. Options under the Plan generally vest 40% upon grant, 30% beginning 12 months after the grant date; and the remaining 30% vest beginning 24 months from the grant date. No options may be exercised more than ten years after the grant date. The Plan also states that options are not transferable (other than at death), and in the event of complete termination "for cause" (other than death or disability) or "voluntary" termination, all "unvested" options automatically terminate.

During 2000, the Company issued 138,000 options to purchase common stock to various employees and non-employee directors, at exercise prices below the fair market value on the respective date of grant. The Company recorded deferred compensation of $84,000 related to these grants, of which $30,981 was amortized as compensation expense during the year ended December 31, 2000.

In December 2000, the Company granted 25,000 options to purchase common stock to each of two members of PMG Capital Corp. for services rendered, at an exercise of $4.31 per share. The Company has recorded $154,156 as consulting expense relating to these options for the year ended December 31, 2000. These options vested immediately and expire in 2005.

In October 2000, the Company granted 27,000 options to purchase common stock to the various members of the Company's Scientific Advisory Board for services rendered, at an exercise price of $8.00 per share. The Company has recorded $154,406 of consulting expense for these options for the year ended December 31, 2000. These options vested immediately and expire in 2005.

In April 2000, the Company granted 18,000 options to purchase common stock to the various members of the Company's Scientific Advisory Board, at an exercise price of $7.50 per share. The Company recorded $98,154 as consulting expense for these options for the year ended December 31, 2000. These options vested immediately and expire in 2005.

In April 2000, the Company issued 25,000 options to purchase common stock at an exercise price of $8.00 per share for professional services rendered. The Company recognized $101,317 as consulting expense related to these options for the year ended December 31, 2000. These options vested immediately and expire in 2005.

During 2000 and 1999, the Board issued options to purchase 11,332 and 32,230 shares of common stock, respectively, to legal counsel as payment for legal services rendered. These options were issued as part of a fee agreement whereby legal counsel received options having an exercise price equal to 20% of its monthly fees in the form of common stock of the Company, valued at the closing bid price on the last day of each month. Based on the terms of the agreement, there is no performance commitment prior to the completion of the services. Thus, the measurement date used to determine expense is the date in which the service is complete. The options are exercisable at prices ranging from $1.50 per share to $11.90 per share, with an average exercise price of $4.66 per share. The exercise prices represent 85% of the trading price of the Company's common stock on the last day of the month in respect of which the options were granted. The Company recognized expense of $112,188 and $90,804 during 2000 and 1999, respectively, as required by SFAS No. 123. These options vested immediately.

During 1999, the Company granted options to purchase 95,000 shares of common stock to outside directors of the Company. The options are fully vested, exercisable at $2.81 per share, and expire in 2004. The Company recognized $66,251 in consulting expense related to these options for the year ended December 31, 1999.

In November and December 1999, the Board issued options to purchase 1,100,000 shares of common stock to two officers and one director of the Company. The options are exercisable at prices ranging from $4.63 per share to $5.94 per share. The exercise prices represented the fair market value of the Company's common stock on the date of grant. These options vest one-third upon grant, one-third on the one year anniversary of the grant date, and one-third on the two year anniversary of the grant date. The options expire in November and December 2004.

In August 1999, the Company issued options to purchase 180,000 shares of common stock to an officer of the Company. The options are exercisable at $5.25 per share, which was the market price on the date of grant. These options vested 100,000 upon grant date and the remaining 80,000 vest monthly over a two year period. The options expire in August 2004.

In May 1999, the Company issued 250,000 options to purchase shares of common stock at an exercise price of $5.16 per share. The options vested as follows:
100,000 vested immediately and the remaining 150,000 were to vest over a three year period contingent upon receiving certain FDA approvals. Pursuant to the FDA approval for the Company's psoriasis laser application, the remaining 150,000 options vested in 2000. Consulting expense of $808,766 and $299,650 was recorded during 2000 and 1999, respectively, as required under SFAS No. 123, relating to this transaction.

In April 1999, the Company issued options to purchase 100,000 shares of common stock to two outside directors of the Company. The options are fully vested, exercisable at $4.75 per share, which was the market price on the date of grant, and expire in April 2004.

In April 1999, the Company issued options to purchase 50,000 shares of common stock to a non-executive employee of the Company. The options are exercisable at $3.19 per share, which was less than the fair market value on the date of grant. The options vest ratably over a period of five years. As of December 31, 1999, 12,500 options had vested. The Company recognized $11,875 in compensation expense related to these options for the year ended December 31, 1999. In February 2000, a modification was made to this award to vest the remaining unvested options. Accordingly, compensation expense of $47,500 was recognized in 2000 at the modification date.

In March 1999, the Company granted options to purchase 150,000 shares of common stock to a director of the Company. The options are exercisable at $3.00 per share, which was the market price on the date of grant. The options are fully vested and expire in March 2004.

In April 1998, the Board granted options to purchase 390,000 shares of common stock to certain officers and directors of the Company. The options are exercisable at $2.88 per share, which was the market price on the date of grant. The options are fully vested and expire in April 2003.


A summary of option transactions for all of the Company's options during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                         Weighted
                                                         Average
                                      Number of          Exercise
                                        Shares            Price
                                        ------            -----
Outstanding at January 1, 1998        1,035,399           $0.87
  Granted                               390,000            2.88
  Expired/canceled                           --              --
                                     ----------

Outstanding at December 31, 1998      1,425,399            1.59
  Granted                             1,957,230            4.70
  Expired/canceled                           --              --
                                     ----------

Outstanding at December 31, 1999      3,382,629            3.38
  Granted                             1,133,333            9.78
  Exercised                          (1,665,834)           2.38
  Expired/canceled                           --              --
                                     ----------

Outstanding at December 31, 2000      2,850,128           $6.51
                                     ==========           =====


As of December 31, 2000, 1,910,463 options to purchase common stock were exercisable at prices ranging from $1.00 to $13.50 per share.

If not previously exercised, the outstanding options will expire as follows:

                                         Weighted
                                         Average
                      Number of          Exercise
Year Ending            Shares             Price
- -----------           ---------           ------
2002                     92,899            $1.19
2003                    190,000             2.96
2004                  1,341,666             4.93
2005                  1,133,333             9.78
2006                     60,000             1.50
2009                     32,230             2.82
                      ---------
                      2,850,128            $6.51
                      =========           ======


AccuLase has reserved 800,000 shares of its common stock for issuance under a noncompensatory employee stock option plan. Options are exercisable over a period of up to ten years from the date of grant. During 1992, 28,500 options were granted at an exercise price of $2.80 per share. In 1995, options for 14,500 were canceled. At December 31, 2000, the remaining 14,000 options are exercisable. The Company anticipates that these options will be exchanged for options in the Company.

The Company accounts for all of its option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan. Had the Company recognized compensation cost for its stock option plans consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                         Year Ended
                                         ----------
                           2000            1999            1998
                           ----            ----            ----
Net loss               $(17,308,997)   $(11,989,030)    $(6,784,686)
                       ------------    ------------    ------------

Net loss per share     $      (1.10)   $      (1.07)    $     (0.73)
                       ============    ============    ============


The weighted average fair value of the options granted during the years ended December 31, 2000, 1999 and 1998 was $7.29, $2.53 and $1.97 per share, respectively. The following assumptions were used for grants in the year ended December 31, 2000: weighted average risk-free interest rate of 6.3%; expected life of four years; dividend yield of 0%; and expected volatility of 100%. The following assumptions were used for grants in the year ended December 31, 1999: weighted average risk-free interest rate of 5.44%; expected life of two years; dividend yield of 0%; and expected volatility of 98%. The following assumptions were used for grants in the year ended December 31, 1998: weighted average risk-free interest rate of 5.6%; expected life of two years; dividend yield of 0%; and expected volatility of 137%.

Common Stock Warrants

In October 1997, the Company sold 1,500,000 shares of common stock at $4.00 per share through an investment banker pursuant to Regulation D under the Securities Act of 1933. Each share issued had attached a share purchase warrant to purchase a share of common stock for each two shares purchased in the offering for a period of five years at $4.00 per share. In the event these warrants are exercised, then the Company must issue the investment banker one additional warrant for every ten warrants exercised, exercisable for a period of five years at an exercise price equal to the average closing bid price for the common stock for the ten trading days preceding the date of exercise. As of December 31, 1997, the Company sold 1,500,000 shares of common stock for $6,000,000. In connection with this sale, the Company granted the investment banker warrants to purchase 150,000 shares at $4.00 per share for a period of five years. The warrants provide that they may be adjusted in the event that the Company issues shares of common stock for consideration of less than $4.00 per share. In such event, the per share exercise price will be adjusted to the issue price of such additionally issued shares of common stock. In December 1998, the Company issued shares of its common stock at $1.50 per share. The effect of such issuance was to reduce the exercise price of these 900,000 warrants to $1.50 per share.

In July 1998, the Company issued warrants to acquire 300,000 shares of common stock to PMG Capital Corp. at an exercise price of $2.00 per share in consideration for the guarantee, by PMG Capital Corp., of a facility lease (see
Note 8) and the raising of a $1,000,000 bridge loan in 1998 (see Note 5). The warrants are exercisable at any time through July 15, 2003. The Company recognized expense of $1,318,200 upon issuance of the warrants.

In May 1999, the Company issued warrants to purchase 174,000 shares of common stock at $4.69 per share to Healthworld Corporation for various marketing services. A former director of the Company is the Chairman and Chief Executive Officer of Healthworld Corporation. This warrant was issued in connection with and in consideration of certain agreements dated May 11, 1999 (see Note 10). The warrant vested ratably over a twelve-month period, provided that the agreement was still in force between the parties. Based on the terms of the agreement, there no performance commitment prior to the completion of the services. Thus, the measurement date used to determine compensation is the date on which the service is complete. For the years ended December 31, 2000 and 1999, expense of $199,082 and $278,722 was recorded as required under SFAS No. 123. All of these warrants were exercised in November 2000 resulting in proceeds to the Company of $816,060.


A summary of warrant transactions for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                          Weighted Average
                                 Number of Warrants        Exercise Price
                                 ------------------       ----------------
Outstanding December 31, 1997        1,200,000            $   1.63
     Issued                            300,000                2.00
     Exercised
                                          -                     -
                                 -------------------

Outstanding December 31, 1998        1,500,000                1.70
     Issued                            862,104                2.81
     Exercised                         (75,000)              (1.50)
                                 -------------------

Outstanding December 31, 1999        2,287,104                2.13
     Issued                               -                     -
     Exercised                      (1,273,604)               2.38
                                 -------------------

Outstanding December 31, 2000        1,013,500             $  1.81
                                 ===================       ==============

At December 31, 2000, all outstanding warrants were exercisable at prices ranging from $1.50 to $2.00 per share. In 2000, warrants to purchase 506,250 shares of common stock were exercised on a cashless basis and net shares of 433,785 were issued.

If not previously exercised, the outstanding warrants will expire as follows:




                                                        Weighted Average
Year Ending December 31,        Number of Warrants      Exercise Price
- -------------------------       ------------------      ----------------
2002                               584,750              $    1.67
2003                                  -                       -
2004                               428,750                   2.00
                                ------------------
                                 1,013,500              $    1.81
                                ==================      =================

7.       INCOME TAXES:

As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $37,000,000, which begin to expire in 2001. Based upon changes in ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations. Significant components of the deferred income asset consist primarily of the Company's net operating loss carryforwards, certain accruals and reserves currently not deductible and certain tax benefits from the exercise by employees of certain common stock options.

The Company has recorded a valuation allowance for the full amount of the net deferred tax asset as management has concluded that the net deferred tax asset did not meet the recognition criteria under SFAS No. 109.

8.       COMMITMENTS AND CONTINGENCIES:

Leases

The Company has entered into various non-cancelable operating leases for facilities and certain equipment that expire at various dates through 2005. The performance of the Company's lease for its manufacturing and development facility is guaranteed by PMG Capital Corp. PMG Capital Corp. is one of the Company's investment bankers and an affiliate of one of the Company's principal stockholders. Rent expense under operating leases was $174,125, $319,897 and $298,287 for the years ended December 31, 2000, 1999 and 1998, respectively. The future annual minimum payments under these non-cancelable operating leases are as follows:


Year Ended December 31,
- -----------------------
2001                      $157,562
2002                       159,414
2003                       161,266
2004                        66,518
2005 and thereafter          5,556
                          --------

Total                     $550,316
                          ========

Litigation

A lawsuit has been filed against the Company by Raymond Hartman in San Diego County, California, Superior Court. The case relates to his termination as an employee in November 1999 and Hartman claims the termination was unlawful based on several legal theories. Hartman seeks breach of contract damages, according to proof, including losses incurred in seeking substitute employment, loss of earnings, deferred compensation and other employment benefits, with interest thereon at the legal rate, and general compensatory damages in an amount to be determined in accordance with proof at trial. Hartman also seeks exemplary and punitive damages in an amount to be determined in accordance with proof at trial, costs of suit and such other and further relief as the court may deem proper. The Company has filed a general denial with affirmative defenses. The Company denies liability and intends to vigorously defend this action. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

A lawsuit has also been filed against the Company by Sandra Kay Hartman in San Diego County, California, Superior Court. Sandra Kay Hartman is the wife of Raymond Hartman and also a former employee. The case relates to her termination as an employee in November 1999 and Hartman claims the termination was unlawful based on several legal theories. Hartman seeks breach of contract damages, according to proof, including losses incurred in seeking substitute employment, loss of earnings, deferred compensation and other employment benefits, with interest thereon at the legal rate, and general compensatory damages in an amount to be determined in accordance with proof at trial. Hartman also seeks exemplary and punitive damages in an amount to be determined in accordance with proof at trial. Hartman further requests that the punitive and exemplary damages be trebled, that reasonable attorney's fees be awarded and that she receive costs of past and future medical care and treatment in amounts to be determined at trial. Finally, Hartman seeks costs of suit and such other and further relief as the court may deem proper. The Company has filed a general denial with affirmative defenses. The Company denies liability and intends to vigorously defend this action. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

The Company sued SurgiLight, Inc., a competitor, and a former employee, Timothy Shea, for misappropriation and use of trade secrets and other confidential information in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The Company alleges that Shea improperly disclosed trade secrets and confidential information to SurgiLight, and that SurgiLight used the trade secrets and confidential information not only to develop an excimer laser for treatment of psoriasis, but also to prepare and submit an application for approval of the laser to the FDA. The Company seeks monetary damages and injunctive relief against SurgiLight and Shea, who is an executive officer and director of SurgiLight. Shea has filed a counterclaim against the Company for reimbursement of unused vacation time he claims he accrued while he was an employee of the Company. He also claims that the Company did not provide medical insurance coverage, despite making payroll deductions for insurance, and seeks damages for loss of insurance benefits, expenses for prescription medications and loss of COBRA election rights. He seeks damages in an amount less than $15,000. The Company has filed an answer and affirmative defenses to the counterclaim denying liability. The Company intends to vigorously defend this claim. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

The Company has sued Lastec, Inc., John Yorke and Raymond Thompson in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The Company seeks to recover the unpaid balance due on a $337,500 promissory note signed by Lastec as part of the consideration for Lastec's purchase of the Company's assets in Orlando, Florida (see Note 2). The Company sued Yorke and Thompson on their guaranty and to foreclose on a security agreement securing the note, and to recover certain equipment given as security for the note. Lastec, Yoke and Thompson deny liability and have indicated an intent to bring a counterclaim against the Company for fraudulent inducement of the note and rescission of the asset purchase agreement between the Company and Lastec, but have not yet sought leave of the court to add a counterclaim. The Company will deny liability if this counterclaim is filed and will vigorously defend against it. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

The Company has been sued, along with Lastec, by the former landlord in Orlando, Florida, City National Bank of Florida. The action is filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The Company's former landlord seeks to recover unpaid rent for the facility which the Company occupied prior to the asset sale to Lastec. The rent is unpaid from approximately the date of the sale. The Company claims that the amount alleged to be due, $143,734, is excessive in light of City National's failure to take steps to repossess the facility after it was abandoned by Lastec. The Company also asserts that the obligation to pay rent ceased upon the effective date of the asset sale to Lastec. The Company has filed an answer denying liability and asserting affirmative defenses. The Company intends to vigorously defend this action. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

The Company has received letters from an attorney for Laser Analytics, Inc., a Texas corporation, claiming that the Company owes it over $230,000 for money allegedly loaned to the Company. In 1999, Laser Analytics agreed to purchase assets from the Company which were used in connection with the prior operations in Massachusetts and Florida. The Company contends that Laser Analytics failed to perform under the agreement. If the Company is sued with respect to this matter, it will vigorously defend the action.

The Company has received a letter from an attorney for Laser Components GmbH, the purchaser of the Company's assets in Massachusetts (see Note 2). The letter claims that the Company is responsible for warranty claims of $42,515 pursuant to the terms of the asset purchase agreement between the Company and the purchaser. The Company is investigating the facts, and its rights and obligations with respect thereto.

On April 21, 1998, City National Bank of Florida, Trustee, filed suit against the Company for unpaid rent for the leased facility in Orlando prior to the sale of the business to Lastec (see Note 2). City National Bank of Florida, Trustee received a final judgment as of January 4, 1999 of approximately $695,000, with interest thereafter until paid at the rate of 18% per year. As of December 31, 1999, the Company accrued for the judgement and the Company paid $950,000 in March 2000 to settle this dispute.

In October 1998, the Company entered into a consulting agreement with CSC Healthcare, Inc. ("CSC") to assist the Company in its commercialization efforts of its excimer technologies. For the year ended December 31, 1998, the Company incurred charges from CSC of $157,600 for services under the agreement and $73,500 for expenses. For the year ended December 31, 1999, the Company incurred charges of approximately $790,000. At December 31, 1999, approximately
$700,000 of these costs were accrued. On or about December 13, 1999, CSC filed a Complaint against the Company alleging the failure to pay for professional services allegedly performed by CSC, plus expenses, and seeking compensatory damages of $1,520,246, interest, attorneys' fees and costs of suit. The Company's Chairman of the Board of Directors was formerly a Vice President of CSC. In March 2000, the Company paid approximately $700,000 to CSC to settle this dispute.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on the Company's financial position or results of operations.

Employment Agreements

The Company has employment agreements with certain officers that provide for, among other things, salary, bonus, severance and change in control provisions.

9.       RELATED PARTY TRANSACTIONS:

The Company has agreed to pay commissions to an officer of the Company for efforts in securing the Edwards Agreement (see Note 10). In 1998, the Company recognized $72,000 of commission expense related to this agreement. In addition, the Company has received advances from the officer for operating expenditures. At December 31, 1998, the amounts due to the officer were $136,002. All amounts due were paid during the year ended December 31, 1999.

At December 31, 1998, the Company had $54,600 due from an officer of the Company for advances made. During 1999, in lieu of repayment, the advances were recognized as compensation expense.

10.      SIGNIFICANT ALLIANCES/AGREEMENTS:

Edwards Agreement

On August 19, 1997, AccuLase executed a series of agreements with Baxter Healthcare Corporation ("Baxter"). During the second quarter of 2000, Baxter spun off the segment of its business with which the Company had these agreements. The new entity is known as Edwards Lifesciences Corp. ("Edwards"), to which the Company has continued to provide services under the existing agreements. These agreements provide, among other things, for the following:

    - AccuLase granted to Edwards an exclusive world-wide right and license to manufacture and sell the AccuLase Laser and disposable products associated therewith, for the purposes of treatment of cardiovascular and vascular diseases.

    -    In exchange Edwards agreed to:

         (a) Pay AccuLase $700,000 in cash at closing, agreed to pay AccuLase an additional $250,000 in cash three months after closing, and agreed to pay an additional $600,000 upon delivery of the first two commercial excimer lasers. The Company recognized the amount receivable from Edwards on the percent complete method as costs were incurred. As of March 31, 1999, the Company fulfilled its commitment for the development of the demonstration lasers and the revenues under this section of the agreement were fully recognized.

         (b) To pay AccuLase a royalty equal to 10% of the "End User Price" for each disposable product sold, or if the laser equipment is sold on a per treatment basis, the "imputed" average sale price based on "non" per procedure sales. Royalty revenues will be recognized as Edwards begins selling product covered by the agreement.

         (c) To purchase from AccuLase excimer laser systems for cardiovascular and vascular disease. Revenues for the sale of excimer laser systems will be recognized upon shipment by the Company.

         (d) To fund the total cost of obtaining regulatory approvals world-wide for the use of the AccuLase laser and delivery systems for the treatment of cardiovascular and vascular disease. Edwards has funded a portion of the cost of obtaining regulatory approvals world-wide. The Company has recognized revenue under this provision as reimbursable costs have been incurred.

         (e) To fund all sales and marketing costs related to the cardiovascular and vascular business. However, the Company does not anticipate any of such payments as Edwards will incur such costs in the generation of revenue from the sale of the excimer products.

    - AccuLase agreed to manufacture the excimer laser system to specifications for Edwards. Edwards agreed to pay a fixed price per laser for the first 8 lasers to be manufactured by AccuLase, and thereafter to pay unit prices on a reducing scale of $75,000 to $45,000 per laser, based upon the annual number of lasers sold to Edwards.

    - AccuLase agreed for a period of five years not to engage in any business competitive with the laser products for cardiovascular and vascular applications licensed to Edwards.

    - AccuLase granted Edwards a security interest in all of its patents to secure performance under this agreement. The agreement expires upon the expiration of the last to expire license patent; however, Edwards may terminate the agreement at any time.

Revenues recognized under this agreement for the years ended December 31, 2000, 1999 and 1998 were $629,271, $99,248 and $769,026, respectively.

In January 2001, Edwards stopped performance under the agreement and has begun to commercialize a TMR product with an unrelated third party. The Company believes that Edwards has breached this agreement, and has notified Edwards of its position regarding the agreement. The Company has reserved all of its rights under the agreement and is considering what legal action should be taken in this regard. Accordingly, the Company currently does not have a strategic partner with whom to market its TMR laser. The Company does not currently have sufficient financial resources to commercialize the TMR laser on its own.

License Agreement With Edwards

On September 23, 1997, Edwards purchased from a third party rights to related patents for the use of an excimer laser to oblate tissue in vascular and cardiovascular applications for $4,000,000. The oblation technology underlying the patents has been successfully used in other applications for many years. In December 1997, the Company acquired a license to these patent rights from Edwards thereby entitling the Company to sell an excimer laser and related products for use in cardiovascular procedures. A license fee was recorded for the $4,000,000 cash payment made by the Company to Edwards to acquire the license.

Due to the non-performance of Edwards under the Edwards Agreement described above, the Company is currently evaluating its various alteratives for exploiting the license obtained for the use of an excimer laser to oblate tissue. Management of the Company currently believes that the net book value of the license as of December 31, 2000 of $2,458,333 is fully realizable.


Clinical Trial Agreements With Massachusetts General Hospital

Between March 1998 and December 2000, the Company has entered into numerous clinical trial agreements with Massachusetts General Hospital. Generally, the Company agrees to support the clinical trial with certain payments in the form of research grants. These grants are typically paid in three installments over the term of the clinical trial: upon execution of the agreement; upon collection of final data from the study; and upon completion of the study and delivery of the final report. For the years ended December 31, 2000, 1999 and 1998, the Company has paid costs related to these agreements of $636,000, $312,000 and $110,000, respectively. The Company has commitments to provide research grants in the future. The Company expects that these payments will be made in 2001.

Marketing Agreement With Healthworld Corporation

In May 1999, the Company entered in an agreement with Healthworld Corporation ("Healthworld"), an entity in which a former director of the Company is Chairman and Chief Executive Officer, for provision of various services relating to the marketing of the Company's products for a monthly fee of $40,000, plus reimbursement of expenses and payment of a 15% commission on advertising purchases. Services beyond those budgeted by the parties were to cost $104 per person hour, which is generally less then the normal hourly rate charged by Healthworld for such services. In lieu of a higher hourly rate, the Company on May 11, 1999 issued to Healthworld warrants to purchase 174,000 shares of the Company's common stock at an exercise price of $4.69 per share (see Note 6). Under a separate agreement, Healthworld provided: (i) two full-time managed-care specialists to make calls on potential customers for a period of seven months at a cost of $30,000 per month; (ii) 20 full-time sale representatives to market among dermatologists for a period of four months at a cost of $125,000 per month; and (iii) certain general management services for a period of seven months at $10,000 per month. Under separate agreements, Healthworld provided certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). For the year ended December 31, 1999, the Company incurred expense with Healthworld of approximately $750,000 under these agreements. At December 31, 1999, $450,000 was accrued and payable under the agreements. For the year ended December 31, 2000, the Company incurred expense with Healthworld of approximately $500,000 under these agreements. As of April 2000, all agreements with Healthworld have been terminated.