Form 10-Q
period 2001-03-31
PHOTOMEDEX INC
filed 2001-05-15
CIK 711665

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ___________


                         Commission File Number 0-11365

                               PHOTOMEDEX, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         59-2058100
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                Five Radnor Corporate Center, Suite 470, Radnor,
               Pennsylvania 19087 (Address of principal executive
                          offices, including zip code)

                                 (610) 971-9292
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No
                                     ---  ---

The number of shares outstanding of the issuer's Common Stock as of May 11, 2001, was 19,131,239 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                            March 31,        December 31,
                                                                                              2001               2000
                                                                                           ------------       ------------
            ASSETS
            CURRENT ASSETS:
                  Cash and cash equivalents                                                $  9,179,268       $  7,561,040
                  Short-term investments                                                      2,000,000          2,000,000
                  Accounts receivable                                                         1,342,027            287,750
                  Inventories                                                                 1,812,082          1,250,702
                  Prepaid expenses and other current assets                                     220,556            256,053
                                                                                           ------------       ------------
                     Total current assets                                                    14,553,933         11,355,545
                                                                                           ------------       ------------

            PROPERTY AND EQUIPMENT, net                                                       2,864,943          1,787,065

            GOODWILL, net of accumulated amortization of $247,009 and $141,148                3,987,406          4,093,267

            LICENSE FEE, net of accumulated amortization of $1,666,667 and $1,541,667         2,333,333          2,458,333

            PATENT COSTS, net of accumulated amortization of $51,112 and $49,024                 33,686             35,774

            OTHER ASSETS                                                                         64,145            140,773
                                                                                           ------------       ------------
                                                                                           $ 23,837,446       $ 19,870,757
                                                                                           ============       ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

            CURRENT LIABILITIES:
                  Current portion of notes payable                                         $    168,279       $     66,098
                  Accounts payable                                                            2,268,049            963,521
                  Accrued compensation and related expenses                                     482,936            449,594
                  Other accrued liabilities                                                   1,176,588            489,149
                  Deferred revenues                                                             222,845            114,000
                                                                                           ------------       ------------
                     Total current liabilities                                                4,318,697          2,082,362
                                                                                           ------------       ------------

            NOTES PAYABLE                                                                        15,332             20,194
                                                                                           ------------       ------------

            STOCKHOLDERS' EQUITY:
                  Common Stock, $.01 par value, 50,000,000 shares authorized;
                    19,077,676 and 17,847,676 shares issued and outstanding                     190,777            178,477
                  Additional paid-in capital                                                 62,213,200         56,652,344
                  Accumulated deficit                                                       (42,850,574)       (39,009,601)
                  Deferred compensation                                                         (49,986)           (53,019)
                                                                                           ------------       ------------
                     Total stockholders' equity                                              19,503,417         17,768,201
                                                                                           ------------       ------------
                                                                                           $ 23,837,446       $ 19,870,757
                                                                                           ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                For the Three Months Ended
                                                                March 31,         March 31,
                                                                  2001               2000
                                                             ------------        -----------
REVENUES                                                     $  1,220,602        $       --

COSTS AND EXPENSES:
      Cost of revenues, excluding depreciation                    392,560                --
      Selling, general and administrative                       3,789,750          2,312,170
      Research and development                                    563,675            699,697
      Depreciation and amortization                               430,128            137,840
                                                             ------------        -----------

      Loss from continuing operations before
       interest and other income, net
                                                               (3,955,511)        (3,149,707)


INTEREST INCOME, net                                              112,149             72,247

OTHER INCOME, net                                                   2,389            316,345
                                                             ------------        -----------

      Loss from continuing operations                          (3,840,973)        (2,761,115)

      Loss from discontinued operations                                --           (348,576)
                                                             ------------        -----------

NET LOSS                                                     $ (3,840,973)      $ (3,109,691)
                                                             ============        ===========

BASIC AND DILUTED NET LOSS PER SHARE:
      Continuing operations                                  $      (0.21)      $      (0.20)
      Discontinued operations                                          --              (0.03)
                                                             ------------        -----------
         Basic and diluted net loss per share                $      (0.21)      $      (0.23)
                                                            =============        ===========

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER
    SHARE                                                      17,916,009         13,593,171
                                                             ============        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                 For the Three Months Ended
                                                              March 31, 2001    March 31, 2000
                                                              --------------    --------------
OPERATING ACTIVITIES:
      Net loss                                                $(3,840,973)      $ (3,109,691)
      Adjustments to reconcile net loss to net cash used
         in operating activities -
              Depreciation and amortization                       430,128            154,473
              Gain on forgiveness of debt                            --             (277,000)
              Stock issued to consultants for services               --              190,381
              Stock options and warrants issued to
                consultants for services                             --              808,766
              Amortization of deferred compensation                 3,033             47,500
      Changes in operating assets and liabilities -
         Accounts receivable                                   (1,054,277)              --
         Inventories                                             (561,380)           (68,316)
         Prepaid expenses and other assets                        112,125           (165,362)
         Assets held for sale                                        --              225,511
         Accounts payable                                       1,304,528           (921,563)
         Accrued compensation and related expenses                 33,342           (236,088)
         Other accrued liabilities                                687,439           (908,691)
         Deferred revenues                                        108,845               --
                                                              -----------       ------------

                  Net cash used in operating activities        (2,777,190)        (4,260,080)
                                                              -----------       ------------

INVESTING ACTIVITIES:
      Purchases of property and equipment                         (83,092)           (75,906)
      Lasers placed into service                               (1,191,965)              --
                                                              -----------       ------------

                  Net cash used in investing activities        (1,275,057)           (75,906)
                                                              -----------       ------------
FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net               5,573,156         14,259,491
      Proceeds from exercise of options                              --              166,312
      Proceeds from exercise of warrants                             --              220,627
      Proceeds from issuance of notes payable                     156,978              9,601
      Payments on notes payable                                   (59,659)              --
                                                              -----------       ------------

                  Net cash provided by financing
                      activities                                5,670,475         14,656,031
                                                              -----------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,618,228         10,320,045

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  7,561,040          4,535,557
                                                              -----------       ------------

CASH AND CASH EQUIVALENTS, END OF  PERIOD                     $ 9,179,268       $ 14,855,602
                                                              ===========       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Background

         PhotoMedex, Inc. and subsidiaries ("the Company") develops, manufactures and markets therapeutic excimer laser-based instrumentation designed to treat psoriasis and vitiligo. The Company is also developing technology for the treatment of other skin disorders and other medical problems and for non-medical applications. In January 2000, the Company received the first Food and Drug Administration ("FDA") approval to market an excimer laser system, the XTRAC system, for the treatment of psoriasis. The Company commercially launched the XTRAC system in the United States in August 2000. In January 2001, we received approval of our 510(K) submission from the FDA relating to the use of our XTRAC system for the treatment of vitiligo.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations

         The financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

         For the purposes of the consolidated statements of cash flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2001, cash equivalents are primarily comprised of investments in various money market funds.

Short-Term Investments

         As of March 31, 2001, short-term investments of $2,000,000 consist of time deposits with original maturities greater than three months. The Company has classified all investments as short-term since it has the intent and ability to redeem them within the next twelve months.

Inventories

         Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market, and consist of the following:

                                                March 31,    December 31,
                                                   2001          2000
                                                ----------   -----------
                            Raw materials       $1,759,160   $   938,276
                            Work-in-process         52,922       312,426
                                                ----------   ----------
                                                $1,812,082   $ 1,250,702
                                                ==========   ===========

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

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Improvements and betterments are capitalized, while maintenance and repair costs are charged to expense as incurred. Upon retirement or disposition, the applicable property amounts are relieved from the accounts and any gain or loss is recorded in the consolidated statement of operations. Property and equipment consists of the following:

                                                                      March 31,       December 31,
                                                                        2001              2000
                                                                    -----------       -----------
                     Lasers in service                              $ 2,822,405       $ 1,630,440
                     Computer hardware and software                     214,795           212,965
                     Furniture and fixtures                             146,712            90,273
                     Machinery and equipment                             28,146            11,584
                     Leasehold improvements                              78,716            78,716
                                                                     ----------        ----------
                                                                      3,290,774         2,023,978
                     Accumulated depreciation and amortization         (425,831)         (236,913)
                                                                    -----------        ----------
                                                                    $ 2,864,943       $ 1,787,065
                                                                    ===========        ==========

         Lasers in service represent psoriasis treatment equipment currently located in physician offices. Lasers in service are depreciated over an estimated useful life of three years. The Company began to generate revenues from these lasers in the fourth quarter of 2000.

         The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of March 31, 2001, no such write-down was required.

Intangible Assets

         Intangible assets consist of goodwill, license fees (see Note 5) and patents, which are carried at cost less accumulated amortization. License fees and patents are amortized on a straight-line basis over the estimated useful lives of eight years for license fees and eight to 12 years for patents. Goodwill relates to the purchase of the minority interest of Acculase, Inc. and is being amortized on a straight-line basis over 10 years.

         The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of March 31, 2001, no such write-down was required (see Note 5).

Revenue Recognition

         The Company has two distribution channels for its psoriasis treatment laser. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for each time the laser is used for a patient treatment. When the Company sells a laser to a distributor or directly to a physician, revenues are recognized upon shipment of the product to the customer. The Company does not allow products to be returned by its distributors. When the Company places the laser in a physician's office, service revenues are recognized each time the laser is used for a patient treatment. The physicians generally prepay for a specified number of treatments upon the receipt of the laser. This prepayment amount is included in deferred revenues until the treatment occurs.

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

Reclassifications

         The financial statements for prior periods have been reclassified to conform with the current period's presentation.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and was effective on January 1, 2001. The adoption of SFAS No. 133 had no impact on operating results or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 was required no later than the fourth quarter of fiscal year 2000. The Company's accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

2. DISCONTINUED OPERATIONS:

         Due to the limited financial resources of the Company, the business strategy changed in 1997 to focus efforts on excimer laser technology in order to develop excimer laser and excimer laser delivery products for medical applications. To facilitate the Company's focus on excimer laser technology, as of May 4, 2000, the Company sold certain assets related to its non-excimer laser businesses, which were located at its Orlando, Florida and Wilmington, Massachusetts facilities, and discontinued its operations related to those businesses.

         The Company completed a transaction with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to the Company's Florida business operations, to Lastec, Inc. ("Lastec") for a purchase price of $375,000. Lastec is unaffiliated with the Company. Lastec paid the Company a deposit of $37,500, and executed a secured promissory note in the principal amount of $337,500, payable in three (3) installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest was due on or before October 6, 2000. The promissory note accrues interest at 8% per year. The promissory note is secured by the assets assigned by the Company to Lastec in connection with the transaction, and is personally guaranteed by the principals of Lastec. The Company has not received the scheduled payments due under the promissory note. The Company is currently involved in litigation with Lastec, as well as its principals. Accordingly, the promissory note has been written off and included in the loss on sale of the discontinued operations. Any gain resulting from future payments received by the Company will be recognized when received.

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

         Revenues from discontinued operations were $180,000 for the three months ended March 31, 2000. Loss from discontinued operations in the accompanying consolidated statements of operations was $348,576 for the three months ended March 31, 2000.

3. NOTES PAYABLE:

         Notes payable consist of the following:

                                                                      March 31,    December 31,
                                                                        2001           2000
                                                                     ----------    ------------
Note payable - unsecured creditor, interest at 7.6%, payable in monthly principal and interest installments of $18,000 through
November 2001.                                                       $ 139,975       $     --

Note payable - lessor, interest at 10%, payable in monthly
principal and interest installments of $1,775 through
December 31, 2002, unsecured.                                           34,073         38,474

Note payable - unsecured creditor, interest at 8.5%, payable in monthly principal and interest installments of $9,563
through 2001.                                                            9,563         47,818
                                                                    ----------    -----------

                                                                       183,611         86,292
Less-current maturities                                               (168,279)       (66,098)
                                                                    ----------    -----------
                                                                     $  15,332       $ 20,194
                                                                      ========       ========

4. PRIVATE STOCK OFFERING:

         On March 27, 2001, the Company completed a private offering of 1,230,000 shares of common stock at $5.00 per share. The Company received gross proceeds of $6,150,000 and net proceeds of $5,573,156.

5. EDWARDS AGREEMENT:

         In 1997, the Company executed a series of agreements with Edwards Lifesciences Corp. ("Edwards"). Reference is made to the Company's Form 10-K for the period ended December 31, 2000 for further information on the agreements.

         There were no revenues recognized under this agreement for the three months ended March 31, 2001 or 2000.

         In January 2001, Edwards stopped performance under the agreement and began to commercialize a TMR product with an unrelated third party. The Company believes that Edwards has breached this agreement, and has notified Edwards of its position regarding the agreement. The Company has reserved all of its rights under the agreement and is considering what legal action should be taken in this regard. Accordingly, the Company currently does not have a strategic partner with whom to market its TMR laser. The Company does not currently have sufficient financial resources to commercialize the TMR laser on its own.

         On September 23, 1997, Edwards purchased from a third party rights to related patents for the use of an excimer laser to ablate tissue in vascular and cardiovascular applications for $4,000,000. The ablation technology underlying the patents has been successfully used in other applications for many years. In December 1997, the Company acquired a license to these patent rights from Edwards thereby entitling the Company to sell an excimer laser and related products for use in cardiovascular procedures. A license fee was recorded for the $4,000,000 cash payment made by the Company to Edwards to acquire the license.

         Due to the non-performance of Edwards under the Edwards Agreement described above, the Company is currently evaluating its various alternatives for exploiting the license obtained for the use of an excimer laser to oblate tissue. Management of the Company currently believes that the net book value of the license as of March 31, 2001 of $2,333,333 is fully realizable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report on Form 10-Q (the "Report"), including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. Forward-looking statements in this report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the stockholders of PhotoMedex, Inc., a Delaware corporation (the "Company") and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein and in such other documents filed with the Commission, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

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

         Prior to November 1999, our business strategy consisted of the development of a wide range of laser products using different solid-state lasers. Between 1986 and the date of this Report, we sold over 1,000 lasers, usually on a private label basis, to other manufacturers. In the opinion of our current management, although we generated revenues from the sale of our products, we would never be able to operate profitably in the markets in which we were then doing business. Accordingly, we believe that our current business strategy and our existing excimer laser technology provides the basis for a reliable, cost-effective systems that will increasingly be used in connection with a variety of applications. Therefore, we have discontinued certain business operations related to our former business strategy and are focused solely on excimer laser products for a variety of medical applications.

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

         The initial medical applications for our excimer laser technology are the treatment of psoriasis and vitiligo. In January 2000, we received approval of our 510(k) submission from the FDA relating to the use of our XTRAC system for the treatment of psoriasis. The 510(k) establishes that our XTRAC system has been determined to be substantially equivalent to currently marketed devices for purposes of treating psoriasis. In January 2001, we received approval of our 510(k) submission from the FDA relating to the use of our XTRAC system for the treatment of vitiligo.

         In August 2000, after significant progress toward completing beta testing of our psoriasis products, we shipped our first four XTRAC systems to dermatologists for commercial use. As of March 31, 2001, we have generated $105,102 in revenues from the psoriasis treatment system usage and $1,455,000 from sales of XTRAC systems. In February 2001, we received notification from CIGNA, that CIGNA will reimburse medically necessary claims submitted by patients or their doctors for payment of treatments for psoriasis utilizing our XTRAC system.

         We anticipate that our international marketing plan will be a combination of the placement of the XTRAC system in physician's office for usage fees and direct sales and leasing through unrelated distributors.

DISCONTINUED OPERATIONS

         To facilitate our focus on excimer laser technology, we sold certain of our non-excimer laser assets which were related to our business operations at our Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, we sold certain assets, including certain patents related to non-excimer laser products related to our Florida business operations, to Lastec, Inc., or Lastec, for a purchase price of $375,000. Lastec is not affiliated with us. We have discontinued our Florida operations. Lastec paid us a deposit of $37,500, and executed a secured promissory note in the principal amount of $337,500, payable in 3 installments, as follows: (i) $37,500 due on or before May 20, 2000, (ii) $100,000 due on or before July 14, 2000, and (iii) the balance plus accrued interest due on or before October 6, 2000. Lastec currently is in default with respect to each of the three scheduled installments payable under the $337,500 promissory note. The promissory note accrues interest at the rate of 8% per year. The promissory note is secured by the assets assigned by us to Lastec in connection with the transaction, and is guaranteed by the two principals of Lastec. As of the date of this Report, we have not received any payments due under the secured promissory note. We filed an action against Lastec and its principals to collect on the secured promissory note and for breach of the related asset purchase agreement. Concurrently with the sale of the Florida operations, we sold certain assets and granted an exclusive license for certain patents related to non-excimer lasers related to our Massachusetts business operations to Laser Components GmbH, for a purchase price of $213,000. Laser Components is not affiliated with us. In addition, Laser Components assumed our prospective obligations under our Massachusetts office lease. We have discontinued our Massachusetts operations.

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

         Management's decision to suspend these business operations is consistent with our new business strategy and has resulted in the discontinuance of business operations. Revenues from discontinued operations during the three months ended March 31, 2000 were approximately $180,000. Loss from discontinued operations during the three months ended March 31, 2000 were approximately $349,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED  MARCH 31, 2001 AND 2000

         We generated revenues of $1,220,602 during the three months ended March 31, 2001, of which $1,155,000 related to the sale of twelve of our excimer lasers to a distributor outside of the United States. Additionally, we generated $65,602 in revenues from treatments performed with our excimer laser in the United States. There were no revenues from continuing operations for the three months ended March 31, 2000. During the three months ended March 31, 2001, we shipped 40 excimer laser systems to dermatologists for commercial use in the United States. As of March 31, 2001, we have a total of 101 excimer laser systems at dermatologists offices' for commercial use throughout the United States.

         Cost of revenues during the three months ended March 31, 2001 were $392,560 primarily due to the costs of the of XTRAC laser equipment sold outside of the United States. There were no cost of revenues during the three months ended March 31, 2000.

         Selling, general and administrative expenses during the three months ended March 31, 2001 increased to $3,789,750 from $2,312,170 during the three months ended March 31, 2000. Included in selling, general and administrative expenses for the three months ended March 31, 2000 was $808,766 related to a charge associated with the acceleration of vesting of certain options granted to the Chairman of our Scientific Advisory Board. Excluding this charge, the increase primarily related to the building of our infrastructure to enable us to implement our business plan to commercialize our XTRAC system. Specifically, these increases included increases in consulting and professional fees related to marketing expenses with respect to our XTRAC systems and increased personnel and overhead expenses with respect to the infrastructure.

         Research and development during the three months ended March 31, 2001 decreased to $563,675 from $699,697 during the three months ended March 31, 2000. This decrease primarily related to the fact that we have been, in 2001, focusing on the sale of our psoriasis laser products. Research and development expenses for the three months ended March 31, 2000 primarily related to the development of our excimer laser systems for our psoriasis and TMR products.

         Depreciation and amortization during the three months ended March 31, 2001 increased to $430,128 from $137,480 during the three months ended March 31, 2000. This increase primarily related to depreciation on lasers in service during the three months ended March 31, 2001. Additionally, the increase relates to the amortization of goodwill associated with our purchase of the remaining 23.9% of Acculase, Inc., a California corporation, or Acculase, our then wholly-owned subsidiary (which merged into us on April 5, 2001), on August 31, 2000, which resulted in goodwill amortization of $105,861 during the three months ended March 31, 2001.

         Net interest income during the three months ended March 31, 2001 increased to $112,149, as compared to $72,247 for the three months ended March 31, 2000. This increase related primarily to our larger average balance of cash and investments during the three months ended March 31, 2001, as compared with that of the three months ended March 31, 2000. Although our cash and cash equivalents balance was $14,855,602 at March 31, 2000, $14,259,491 related to the net proceeds from a private placement of our common stock on March 16, 2000.

         Other income during the three months ended March 31, 2001 decreased to $2,389 from $316,345 during the three months ended March 31, 2000. Other income for the three months ended March 31, 2000 primarily related to the forgiveness of certain payables by certain of our creditors.

         As a result of the foregoing, we incurred a net loss of $3,840,973 during the three months ended March 31, 2001, as compared to a net loss of $3,109,691 during the three months ended March 31, 2000. We incurred a loss from continuing operations of $3,840,973 during the three months ended March 31, 2001, as compared to a loss from continuing operations of $2,761,115 during the three months ended March 31, 2000.

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

         On March 27, 2001, we completed a private offering of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000. We received net proceeds of $5,573,156. The market price of the common stock on the date that the transaction was negotiated was $5.75 per share and on the closing date of the transaction was approximately $4.875 per share. We paid Pacific Growth Equities, Inc. a commission of 6.5% of the gross proceeds, or approximately $400,000. We intend to use the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products) and research and development expenses and working capital.

         At March 31, 2001, the ratio of current assets to current liabilities was 3.37 to 1.00 compared to 5.45 to 1.00 at December 31, 2000. As of March 31, 2001, we had $10,235,236 of working capital.

         Cash and cash equivalents and short-term investments were $11,179,268 as of March 31, 2001, as compared to $9,561,040 as of December 31, 2000. This increase was primarily attributable to the receipt of $5,573,156 in net cash proceeds from the March 27, 2001 financing.

         We believe that our existing cash balance and the proceeds from the March 2001 financing will be sufficient to meet our cash requirements for a period of at least 12 months following the date of this Report. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

         As of March 31, 2001, we had borrowings in the aggregate amount of $183,611. As of December 31, 2000, we had borrowings in the aggregate amount of $86,292. The increase in long-term borrowings relates to the proceeds from notes payable.

         In March 2000, we paid $950,000 to the landlord for our Florida facility, and $700,000 to CSC Healthcare, Inc., or CSC, to settle certain disputes between us and such other parties. We paid these amounts from the proceeds of the financing in March 2000.

         Net cash used in operating activities was $2,777,190 and $4,260,080 for the three months ended March 31, 2001 and 2000, respectively. Net cash used in operating activities during the three months ended March 31, 2001 and 2000 primarily consisted of net losses, increases in current assets (2001 only) and decreases in current liabilities (2000 only), offset by depreciation and amortization, increases in current liabilities (2001 only), the payment in our securities (including common stock, options and warrants) of fees for services to consultants and the acceleration of stock options issued to employees and consultants (2000 only) and the forgiveness of certain payables by our creditors (2000 only).

         Net cash used in investing activities was $1,275,057 and $75,906 for the three months ended March 31, 2001 and 2000, respectively. In the three months ended March 31, 2001, we utilized $83,092 to acquire equipment for our excimer laser business operations. We also used $1,191,965 associated with the construction of our psoriasis treatment lasers. In the three months ended March 31, 2000, we utilized $75,906 to purchase equipment to support our excimer laser operations.

         Net cash provided by financing activities was $5,670,475 and $14,656,031 during the three months ended March 31, 2001 and 2000, respectively. In the three months ended March 31, 2001, we received $5,573,156 from the net proceeds of the sale of 1,230,000 shares of common stock in connection with the March 27, 2001 financing and $156,978 of proceeds from the issuance of notes payable, which was offset by the utilization of $59,659 for the payment of certain debts.

         In the three months ended March 31, 2000, we received $14,259,491 from the net proceeds of the sale of 1,409,092 shares of common stock in connection with the March 16, 2000 financing, $9,601 from the issuance of notes payable, $166,312 from the exercise of stock options and $220,627 from the exercise of warrants.

         Our ability to expand our business operations is currently dependent on financing from external sources. There can be no assurance that changes in our manufacturing, marketing, research and development plans or other changes affecting our operating expenses and business strategy will not result in the expenditure of such resources before such time or that we will be able to develop profitable operations prior to such date, or at all, or that we will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and our management does not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivatives, including certain derivative instruments embedded in other contacts and for hedging activities, and was effective January 1, 2001. The adoption of SFAS No. 133 had no impact on our operating results or financial position.

         In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 was required no later than the fourth quarter of fiscal year 2000. We have determined that our accounting policies for revenue recognition are currently in compliance with the provisions of SAB No. 101.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and therefore, we do not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2000 for descriptions of our legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 27, 2001, we completed a private offering of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000. We received net proceeds of $5,573,156. The market price of the common stock on the date that the transaction was negotiated was $5.75 per share and on the closing date of the transaction was approximately $4.875 per share. We paid Pacific Growth Equities, Inc. a commission of 6.5% of the gross proceeds, or approximately $400,000. We intend to use the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products) and research and development expenses and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

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


                                    PHOTOMEDEX, INC.



Date:  May 15, 2001                 By:  /s/  Jeffrey F. O'Donnell
                                         --------------------------------------
                                         Jeffrey F. O'Donnell
                                         President and Chief Executive Officer


Date:  May 15, 2001                 By:  /s/  Dennis M. McGrath
                                         --------------------------------------
                                         Dennis M. McGrath
                                         Chief Financial Officer