Form 10-Q
period 2001-06-30
PHOTOMEDEX INC
filed 2001-08-14
CIK 711665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(MARK ONE)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO ___________


                         Commission File Number 0-11365
                                                -------

                                PHOTOMEDEX, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               59-2058100
           --------                                            --------------
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

The number of shares outstanding of the issuer's Common Stock as of August 8, 2001, was 19,131,239 shares.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       PHOTOMEDEX, INC. AND SUBSIDIARIES
                                       ---------------------------------
                                          CONSOLIDATED BALANCE SHEETS
                                          ---------------------------
                                                 (Unaudited)
                                                 -----------


                                       ASSETS                                     June 30,         December 31,
                                       ------                                       2001               2000
                                                                               -------------      -------------
CURRENT ASSETS:
           Cash and cash equivalents                                           $  5,180,774       $  7,561,040
           Short-term investments                                                        --          2,000,000
           Accounts receivable                                                    3,163,022            287,750
           Inventories                                                            1,892,238          1,250,702
           Prepaid expenses and other current assets                                160,526            256,053
                                                                               -------------      -------------
                     Total current assets                                        10,396,560         11,355,545

PROPERTY AND EQUIPMENT, net                                                       3,969,012          1,787,065

GOODWILL, net of accumulated amortization of $352,870 and $141,148                3,881,545          4,093,267

LICENSE FEE, net of accumulated amortization of $1,791,667 and $1,541,667         2,208,333          2,458,333

PATENT COSTS, net of accumulated amortization of $53,200 and $49,024                 31,598             35,774

OTHER ASSETS                                                                         68,133            140,773
                                                                               -------------      -------------
                                                                               $ 20,555,181       $ 19,870,757
                                                                               =============      =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
           Current portion of notes payable                                    $    107,526       $     66,098
           Accounts payable                                                       2,776,619            963,521
           Accrued compensation and related expenses                                525,936            449,594
           Other accrued liabilities                                                701,971            489,149
           Deferred revenues                                                        208,588            114,000
                                                                               -------------      -------------
                     Total current liabilities                                    4,320,640          2,082,362
                                                                               -------------      -------------

NOTES PAYABLE                                                                        10,348             20,194
                                                                               -------------      -------------

STOCKHOLDERS' EQUITY:
           Common Stock, $.01 par value, 50,000,000 shares authorized;
                19,131,239 and 17,847,676 shares issued and outstanding             191,312            178,477
           Additional paid-in capital                                            62,277,255         56,652,344
           Accumulated deficit                                                  (46,208,499)       (39,009,601)
           Deferred compensation                                                    (35,875)           (53,019)
                                                                               -------------      -------------
                     Total stockholders' equity                                  16,224,193         17,768,201
                                                                               -------------      -------------
                                                                               $ 20,555,181       $ 19,870,757
                                                                               =============      =============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.


                                            PHOTOMEDEX, INC. AND SUBSIDIARIES
                                            ---------------------------------
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -------------------------------------
                                                       (Unaudited)
                                                       -----------


                                                             Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                       --------------------------------      --------------------------------
                                                           2001                2000              2001                2000
                                                       -------------      -------------      -------------      -------------
REVENUES                                               $  2,090,752       $    570,000       $  3,311,354       $    570,000

COSTS AND EXPENSES:
       Cost of revenues, excluding depreciation             557,600            325,000            892,160            325,000
       Selling, general and administrative                3,705,794          2,203,162          7,549,408          4,515,333
       Research and development                             800,209            727,933          1,363,884          1,427,630
       Depreciation and amortization                        502,313            144,164            932,441            282,004
                                                       -------------      -------------      -------------      -------------
           Loss from continuing operations before
              interest and other income, net             (3,475,164)        (2,830,259)        (7,426,539)        (5,979,967)

INTEREST INCOME, net                                         85,187            194,738            197,336            266,985

OTHER INCOME, net                                            32,052             10,917             30,305            327,262
                                                       -------------      -------------      -------------      -------------

       Loss from continuing operations                   (3,357,925)        (2,624,604)        (7,198,898)        (5,385,720)

LOSS FROM DISCONTINUED OPERATIONS                                --            (20,565)                --           (369,141)

LOSS ON SALE OF DISCONTINUED OPERATIONS                          --           (277,401)                --           (277,401)
                                                       -------------      -------------      -------------      -------------

NET LOSS                                               $ (3,357,925)      $ (2,922,570)      $ (7,198,898)      $ (6,032,262)
                                                       =============      =============      =============      =============

BASIC AND DILUTED NET LOSS PER SHARE:
       Continuing operations                           $      (0.18)      $      (0.17)      $      (0.39)      $      (0.37)
       Discontinued operations                                   --              (0.02)                --              (0.05)
                                                       -------------      -------------      -------------      -------------
         Basic and diluted net loss
                per share                              $      (0.18)      $      (0.19)      $      (0.39)      $      (0.42)
                                                       =============      =============      =============      =============

SHARES USED IN COMPUTING BASIC AND
   DILUTED NET LOSS PER SHARE                            19,130,062         15,422,148         18,519,594         14,496,149
                                                       =============      =============      =============      =============

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.

                                       PHOTOMEDEX, INC. AND SUBSIDIARIES
                                       ---------------------------------
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (Unaudited)
                                                  -----------

                                                                       Six Months Ended June 30,
                                                                    --------------------------------
                                                                         2001               2000
                                                                    -------------      -------------
OPERATING ACTIVITIES:
       Net loss                                                     $ (7,198,898)      $ (6,032,262)
       Adjustments to reconcile net loss to net cash used
           in operating activities -
                Depreciation and amortization                            932,441            291,962
                Common Stock and Common Stock options
                    issued to consultants for services                   143,804            510,741
                Amortization of deferred compensation                      4,644                  -
                Acceleration of options issued to employees                    -             47,500
                Acceleration of options issued to consultants                  -            808,766
       Changes in assets and liabilities -
                Accounts receivable                                   (2,875,272)                 -
                Inventories                                             (641,536)           216,044
                Prepaid expenses and other assets                        168,167            175,433
                Accounts payable                                       1,813,098         (1,415,072)
                Accrued compensation and related expenses                 76,342           (206,233)
                Other accrued liabilities                                212,822           (711,550)
                Deferred revenues                                         94,588           (250,000)
                                                                    -------------      -------------

                     Net cash used in operating activities            (7,269,800)        (6,564,671)
                                                                    -------------      -------------

INVESTING ACTIVITIES:
       Sale of short-term investments                                  2,000,000                  -
       Purchases of property and equipment                              (117,410)          (189,619)
       Proceeds from sale of discontinued operations                           -            250,500
       Lasers in process                                                       -           (235,601)
       Lasers placed into service                                     (2,531,080)          (284,680)
                                                                    -------------      -------------

                     Net cash used in investing activities              (648,490)          (459,400)
                                                                    -------------      -------------

FINANCING ACTIVITIES:
       Proceeds from issuance of common stock, net                     5,506,442         14,259,491
       Proceeds from issuance of notes payable                           156,978             50,000
       Payment on notes payable                                         (125,396)          (316,269)
       Proceeds from exercise of options                                       -          1,452,940
       Proceeds from exercise of warrants                                      -            543,586
                                                                    -------------      -------------

                     Net cash provided by financing activities         5,538,024         15,989,748
                                                                    -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (2,380,266)         8,965,677

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         7,561,040          4,535,557
                                                                    -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  5,180,774       $ 13,501,234
                                                                    =============      =============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Background

           PhotoMedex, Inc. and subsidiaries ("the Company") develops, manufactures and markets therapeutic excimer laser-based instrumentation designed to treat psoriasis and vitiligo. The Company is also developing technologies for the treatment of other skin disorders, and other medical and non-medical applications. In January 2000, the Company received the first Food and Drug Administration ("FDA") approval to market an excimer laser system, the XTRAC system, for the treatment of psoriasis. The Company commercially launched the XTRAC system in the United States in August 2000. In January 2001, the Company received approval of our 510(k) submission from the FDA relating to the use of its XTRAC system for the treatment of vitiligo.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations

           The financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. While the management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Cash and Cash Equivalents

           For the purposes of the consolidated statements of cash flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2001, cash equivalents are primarily comprised of investments in various money market funds.

Short-Term Investments

           As of December 31, 2000, short-term investments of $2,000,000 consisted of time deposits with original maturities greater than three months. The Company classified all investments as short-term since it had the intent and ability to redeem them within twelve months.

Inventories

           Inventories are stated at the lower of costs, determined by the first-in, first-out method, or market, and consist of the following:

                                         June 30,        December 31,
                                           2001              2000
                                      --------------     -------------

           Raw materials              $   1,593,063      $    938,276
           Work-in-process                  299,175           312,426
                                      --------------     -------------
                                      $   1,892,238      $  1,250,702
                                      ==============     =============

           The Company's psoriasis treatment equipment will either be (i) placed in a physician's office and remain the property of the Company or (ii) be sold to distributors or physicians directly. Relative to the equipment placed in a physician's office, the Company earns revenue each time the laser is used for a patient treatment.

           Throughout the manufacturing process of a laser, the related production costs are recorded within inventory. Once a laser is completed and placed in a physician's office, the cost is transferred from inventory to "lasers in service" within property and equipment. The cost of lasers which will be sold to distributors or physicians is maintained in inventory until the unit is sold.

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

                                                        June 30,        December 31,
                                                          2001              2000
                                                      -------------    -------------

           Lasers in service                          $  4,161,520     $  1,630,440
           Computer hardware and software                  213,618          212,965
           Furniture and fixtures                          151,637           90,273
           Machinery and equipment                          58,714           11,584
           Leasehold improvements                           78,716           78,716
                                                      -------------    -------------
                                                         4,664,205        2,023,978
           Accumulated depreciation and amortization      (695,193)        (236,913)
                                                      -------------    -------------
                                                      $  3,969,012     $  1,787,065
                                                      =============    =============

           Lasers in service represent psoriasis and vitiligo treatment equipment currently located in physician offices. Lasers in service are depreciated over an estimated useful life of three years. The Company began to generate revenues from these lasers in the fourth quarter of 2000.

           The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of June 30, 2001, no such write-down was required.

Intangible Assets

           Intangible assets consist of goodwill, license fees (see Note 5) and patents, which are carried at cost less accumulated amortization. License fees and patents are amortized on a straight-line basis over the estimated useful lives of eight years for license fees and eight to twelve years for patents. Goodwill relates to the purchase of the minority interest of Acculase, Inc. and is being amortized on a straight-line basis over 10 years.

           The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of June 30, 2001, no such write-down was required (see Note
5).

Revenue Recognition

           The Company has two distribution channels for its psoriasis treatment lasers. The Company generates revenue by either (i) selling lasers through distributors or directly to physicians or (ii) placing lasers in physician's offices (at no charge to the physician) and charging the physician a fee each time the laser is used for a patient treatment. When the Company sells a laser to a distributor or directly to a physician, revenues are recognized upon shipment of the product. The Company does not allow products to be returned by its distributors. When the Company places a laser in a physician's office, service revenues are recognized each time the laser is used for a patient treatment. The physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues until the treatment occurs.

Net Loss Per Share

           The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted net income (loss) per share for complex capital structures on the face of the statements of operations. In accordance with SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants.

           Diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the exercise of securities into common stock are included in the denominator as the result would be anti-dilutive.

Reclassifications

           The financial statements for prior periods have been reclassified to conform with the current period's presentation.

New Accounting Pronouncements

           In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

2.  DISCONTINUED OPERATIONS:

           Due to the limited financial resources of the Company, the business strategy changed in 1997 to focus efforts on excimer laser technology in order to develop excimer laser and excimer laser delivery products for medical applications. To facilitate the Company's focus on excimer laser technology, as of May 4, 2000, the Company sold certain assets related to its non-excimer laser businesses, which were located at its Orlando, Florida and Wilmington, Massachusetts facilities and discontinued its operations related to those businesses..

           The Company completed a transaction with respect to the sale of certain assets, including certain patents related to non-excimer lasers related to the Company's Florida business operations, to Lastec, Inc. ("Lastec") for a purchase price of $375,000. Lastec is unaffiliated with the Company. Lastec paid the Company a deposit of $37,500, and executed a secured promissory note in the amount of $337,500, payable in three (3) installments, all of which were due prior to December 31, 2000. The promissory note accrues interest at 8% per year. The promissory note was secured by the assets assigned by the Company to Lastec in connection with the transaction, and was personally guaranteed by the principals of Lastec. The Company has not received the scheduled payments due under the promissory note. The Company is currently involved in litigation with Lastec, as well as its principals. Accordingly, the promissory note has been written off and included in the loss on sale of the discontinued operations. Any gain resulting from future payments received by the Company will be recognized when received.

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

           Revenues from discontinued operations were $9,000 and $189,000 for the three and six months ended June 30, 2000, respectively. Loss from discontinued operations in the accompanying consolidated statements of operations was $20,565 and 369,141 for the three and six months ended June 30, 2000, respectively.

3. NOTES PAYABLE:

Notes payable consist of the following:
                                               June 30,            December 31,
                                                 2001                  2000
                                           ----------------      ---------------

Note payable - unsecured creditor,
interest at 7.6%, payable in monthly
principal and interest installments
of $18,000 through November 2001.          $        88,312       $           --

Note payable - lessor, interest at 10%,
payable in monthly principal and
interest installments of $1,775
through December 31, 2002, unsecured.               29,562               38,474

Note payable - unsecured creditor,
interest at 8.5%, payable in monthly
principal and interest installments
of $9,563 through 2001.                                 --               47,818
                                           ----------------      ---------------
                                                   117,874               86,292
Less-current maturities                           (107,526)             (66,098)
                                           ----------------      ---------------
                                           $        10,348       $       20,194
                                           ================      ===============

4. PRIVATE STOCK OFFERING:

           On March 27, 2001, the Company completed a private offering of 1,230,000 shares of common stock at $5.00 per share. The Company received gross proceeds of $6,150,000 and net proceeds of $5,506,442.


5. EDWARDS AGREEMENT:

           In 1997, the Company executed a series of agreements with Edwards Lifesciences Corp. ("Edwards"). Reference is made to the Company's Form 10K for the period ended December 31, 2000 for further information on the agreements. There were no revenues recognized under this agreement for the three or six months ended June 30, 2001 or 2000.

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

           In January 2001, Edwards stopped performance under the agreement and began to commercialize a TMR product with an unrelated third party. The Company believes that Edwards has breached the aforementioned agreement, and has notified Edwards of its position regarding its performance or lack thereof. The Company has reserved all of its rights under the agreement and is evaluating the legal action necessary to protect its rights. Accordingly, the Company currently does not have a strategic partner with whom to market its TMR laser and does not currently have sufficient financial resources to commercialize the TMR laser on its own.

           Due to the non-performance of Edwards under the Edwards Agreement described above, the Company is currently evaluating its various alternatives for exploiting the license obtained. Management of the Company currently believes that the net book value of the license as of June 30, 2001 of $2,208,333 is fully realizable.

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

           Our excimer laser power source was developed to perform a variety of material processing applications. Our overall system, known as the pulsed excimer laser, was approved by the FDA under an investigational device exemption for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass grant surgery. We chose not to pursue completion of the exemption due to the lack of funds to pay the costs of, and to recruit patients into the necessary studies. In connection with the cardiovascular and vascular uses of the our excimer laser technology, on August 19, 1997, we entered into a strategic alliance with Edwards for the manufacture and marketing of excimer laser products for an experimental procedure known as transmyocardial revascularization, or TMR. Our strategic relationship with Edwards has terminated, and we have no current business plan to commercialize our excimer laser system for TMR.

           In connection with our current business plan, the initial medical applications for our excimer laser technology ("the XTRAC system") are the treatment of psoriasis, vitiligo and atopic dermatitis. In January 2000, we received approval of our 510(k) submission to the FDA relating to the use of our XTRAC system for the treatment of psoriasis. The 510(k) establishes that our technology has been determined to be substantially equivalent to currently marketed devices for purposes of treating psoriasis. In January 2001, the FDA reviewed another 510(K) submission related to the treatment of Vitiligo and approved the XTRAC system for its treatment. Again, in July 2001, the FDA reviewed our 510(K) submission for the treatment of Atopic Dermatitis and has in August of 2001 approved the XTRAC system for the treatment of this disease.

           In August 2000, after significant progress toward completing beta testing of our psoriasis products, we shipped our first four XTRAC systems to dermatologists for commercial use. As of June 30, 2001, we have generated $426,354 revenues from the treatment of psoriasis and vitiligo and $3,224,500 from sales of XTRAC systems.

           In February 2001, we received notification from CIGNA, that CIGNA will reimburse medically necessary claims submitted by patients or their doctors for payment of treatments for psoriasis utilizing our XTRAC system. During the quarter ended June 30, 2001, fourteen other insurance companies began to reimburse patients or their doctors for procedures performed.

           We anticipate that our international marketing plans, while currently focused on the sale of lasers to distributors throughout the world, will include a combination of the placement of the XTRAC system in physician's offices in return for usage fees and direct sales and leasing through unrelated distributors.

DISCONTINUED OPERATIONS

           To facilitate our focus on excimer laser technology, we sold certain of our non-excimer laser assets, which were related to our business operations at our Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, we sold certain assets, including certain patents related to non-excimer laser products related to our Florida business operations, to Lastec, Inc., or Lastec, for a purchase price of $375,000. Lastec is not affiliated with us. We have discontinued our Florida operations. Lastec paid us a deposit of $37,500, and executed a secured promissory note in the principal amount of $337,500, payable in three installments, all of which were due prior to December 31, 2000.

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

           Accordingly, the former operations at our Florida and Massachusetts facilities are being accounted for in our consolidated financial statements included elsewhere in this Report, as "discontinued operations," using a measurement date of May 4, 2000. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. We recognized a loss of $277,401 from the sale of these discontinued operations in the quarter ended June 30, 2000.

           Management's decision to suspend these business operations is consistent with our new business strategy and has resulted in the discontinuance of business operations. Revenues from discontinued operations during the three and six months ended June 30, 2000 were approximately $9,000 and $189,000, respectively. Losses from discontinued operations during the three and six months ended June 30, 2000 were $20,565 and $369,141, respectively.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED  JUNE 30, 2001 AND 2000

           We generated revenues of $2,090,752 and $3,311,354 during the three and six months ended June 30, 2001, respectively, of which $2,924,500 related to the sale of thirty-two of our excimer lasers to distributors outside of the United States. Additionally, for the three and six months ended June 30, 2001 we generated $321,252 and $386,854, respectively, in revenues from treatments performed with our excimer laser in the United States. During the three months ended June 30, 2001, we shipped 46 excimer laser systems to dermatologists for commercial use in the United States. As of June 30, 2001, we have a total of 147 excimer laser systems at dermatologists offices' for commercial use throughout the United States. We generated revenues of $570,000 during the three and six months ended June 30, 2000, which were related to the sale of laser equipment in connection with the Edwards Agreement (See Note 5 to financial statements).

           Cost of revenues during the three and six months ended June 30, 2001 was $557,600 and $892,160, respectively, primarily due to the costs of the of XTRAC laser equipment sold outside of the United States. Cost of revenues during the three and six months ended June 30, 2000 was $325,000 due primarily to the costs of the laser equipment sold in connection with the Edwards Agreement.

           Selling, general and administrative expenses for the three and six months ended June 30, 2001 and 2000 were $3,705,794 and $7,549,408 compared to $2,203,162 and $4,515,333, respectively. Included in selling, general and administrative expenses for the six months ended June 30, 2000 was $808,766 related to a charge associated with the acceleration of vesting of certain options granted to the Chairman of the Company's Scientific Advisory Board. Also included in selling, general and administrative expenses during the three and six months ended June 30, 2001 and 2000 was $83,804 and $279,101, respectively, related to charges associated with the granting of options to certain of the Company's outside consultants, including certain other members of the Company's Scientific Advisory Board. Excluding these charges, the increase primarily related to the building of our infrastructure thereby enabling us to implement our business plan to commercialize the XTRAC system. Specifically, these increases included expenditures for consulting and professional fees related to marketing expenses for our XTRAC systems and increased personnel and overhead expenses with respect to the infrastructure.

           Research and development expenses during the three months ended June 30, 2001 increased to $800,209 from $727,933 during the three months ended June 30, 2000. This increase primarily related to the increased amount of funds available for research expenses during 2001. During the six months ended June 30, 2001, research and development expenses decreased to $1,363,884 from $1,427,630 during the six months ended June 30, 2000. This decrease related primarily to our focus on the sale of the psoriasis laser product. Research and development expenses for the three and six months ended June 30, 2000 related to the development and subsequent commercialization of our excimer laser systems for our psoriasis and vitiligo products.

           Depreciation and amortization during the three months ended June 30, 2001 increased to $502,313 from $144,164 during the three months ended June 30, 2000. Depreciation and amortization during the six months ended June 30, 2001 increased to $932,441 from $282,004 during the six months ended June 30, 2000. This increase related primarily to depreciation on lasers in service during the three and six months ended June 30, 2001. In addition, the increase related to amortization of goodwill associated with our purchase of the remaining 23.9% of Acculase, Inc., a California corporation, or Acculase, our wholly-owned subsidiary, which took place on August 31, 2000. The amortization associated with the Acculase goodwill was $105,861 and $211,722 during the three and six months ended June 30, 2001, respectively.

           Net interest income during the three months ended June 30, 2001 decreased to $85,187, as compared to $194,738 for the three months ended June 30, 2000. Net interest income during the six months ended June 30, 2001 decreased to $197,336, as compared to $266,985 for the six months ended June 30, 2000. This decrease related primarily to our smaller average balance of cash and investments during the three and six months ended June 30, 2001 as significant investments have been made in infrastructure development and capital investment in lasers in service.

           Other income during the three months ended June 30, 2001 increased to $32,052 from $10,917 during the three months ended June 30, 2000. Other income during the six months ended June 30, 2001 decreased to $30,305 from $327,262 for the six months ended June 30, 2000. Other income in 2000 primarily related to the forgiveness of certain payables by certain of our creditors.

           The aforementioned factors resulted in a net loss of $3,357,925 and $7,198,898 during the three and six months ended June 30, 2001, as compared to a net loss of $2,922,570 and $6,032,262 during the three and six months ended June 30, 2000. We incurred a loss from continuing operations of $3,357,925 and $7,198,898 during the three and six months ended June 30, 2001, as compared to a loss from continuing operations of $2,624,604 and $5,385,720 during the three and six months ended June 30, 2000.

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

           As of March 16, 2000, we completed a financing to 10 institutional investors of an aggregate of 1,409,092 shares of common stock at a purchase price of $11.00 per share, resulting in aggregate gross proceeds to us of approximately $15,500,000. The market price of the common stock on the date that the transaction was negotiated was $13.50 per share and on the closing date of the transaction was approximately $15.88 per share. We paid ING Barings LLC, or ING, a commission of 6% of the gross proceeds, or approximately $930,000. We used the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products) and research and development expenses, and working capital.

           On March 27, 2001, we completed a private offering of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000. We received net proceeds of $5,506,442. The market price of the common stock on the date that the transaction was negotiated was $5.75 per share and on the closing date of the transaction the market price was approximately $4.875 per share. We paid Pacific Growth Equities, Inc. a commission of 6.5% of the gross proceeds, or approximately $400,000. We intend to use and have used a portion of the proceeds of this financing to pay for the marketing of our products (including our psoriasis and vitiligo treatment products) and research and development expenses and working capital.

           At June 30, 2001, the ratio of current assets to current liabilities was 2.41 to 1.00 compared to 5.45 to 1.00 at December 31, 2000. As of June 30, 2001, we had $6,075,920 of working capital.

           Cash and cash equivalents and short-term investments were $5,180,774 as of June 30, 2001, as compared to $9,561,040 as of December 31, 2000. This decrease was primarily attributable to operating expenses and capital investment which was offset by the receipt of $5,506,442 in net cash proceeds from the March 27, 2001 financing.

           We believe that our existing cash balance will be sufficient to meet our cash requirements for a period of at least six months following the date of this Report. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. The Company is currently in discussions with certain members of its Board of Directors for them to provide additional equity financing to the Company. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

           As of June 30, 2001, we had borrowings in the aggregate amount of $117,874. As of December 31, 2000, we had borrowings in the aggregate amount of $86,292. The increase in long-term borrowings relates to the proceeds from notes payable.

           Net cash used in operating activities was $7,269,800 and $6,564,671 for the six months ended June 30, 2001 and 2000, respectively. Net cash used in operating activities during the six months ended June 30, 2001 and 2000 primarily consisted of net losses, increases in current assets (2001 only) and decreases in current liabilities (2000 only), partially offset by depreciation and amortization, increases in current liabilities (2001 only), the payment in our securities (including common stock, options and warrants) of fees for services to consultants and the acceleration of stock options issued to employees and consultants (2000 only) and the forgiveness of certain payables by our creditors (2000 only).

           Net cash used in investing activities was $648,490 and $459,400 for the six months ended June 30, 2001 and 2000, respectively. In the six months ended June 30, 2001, we utilized $117,410 to acquire equipment for our excimer laser business operations. We also used $2,531,080 associated with the construction of our psoriasis treatment lasers. During the six months ended June 30, 2000, we utilized $189,619 to purchase equipment to support our excimer laser operations. We also used $520,281 associated with the construction of our psoriasis treatment lasers. We received proceeds of $250,500 from the sale of certain assets related to our discontinued Florida and Massachusetts operations.

           Net cash provided by financing activities was $5,538,024 and $15,989,748 during the six months ended June 30, 2001 and 2000, respectively. In the six months ended June 30, 2001, we received $5,506,642 from the net proceeds of the sale of 1,230,000 shares of common stock in connection with the March 27, 2001 financing and $156,978 of proceeds from the issuance of notes payable, which was partially offset by the utilization of $125,396 for the payment of principal on the aforementioned notes payable. In the six months ended June 30, 2000, we received $14,259,491 from the net proceeds of the sale of 1,409,092 shares of common stock in connection with the March 16, 2000 financing, $50,000 from the issuance of notes payable, $1,452,940 from the exercise of stock options and $543,586 from the exercise of warrants, which was partially offset by the utilization of $316,269 for the payment of principal on certain debts.

           The ability to expand our business operations is currently dependent on financing from external sources. There can be no assurance that changes in our manufacturing, marketing, research and development plans or other changes affecting our operating expenses and business strategy will not result in the expenditure of such resources before such time or that we will be able to develop profitable operations prior to such date, or at all, or that we will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

IMPACT OF INFLATION

           We have not operated in a highly inflationary period, and our management does not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

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

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None.

                       DOCUMENTS INCORPORATED BY REFERENCE

           We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Suite 1300, 7 World Trade Center, New York, New York 10048; and its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.



                                   SIGNATURES

           Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           PHOTOMEDEX, INC.



Date: August 14, 2001                      By:  /s/ Jeffrey F. O'Donnell
                                                --------------------------------
                                                  Jeffrey F. O'Donnell
                                                  President and Chief Executive
                                                    Officer


Date:  August 14, 2001                     By:  /s/ Dennis M. McGrath
                                                --------------------------------
                                                  Dennis M. McGrath
                                                  Chief Financial Officer