Form 10-Q
period 2001-09-30
PHOTOMEDEX INC
filed 2001-11-14
CIK 711665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The number of shares outstanding of the issuer's Common Stock as of November 7, 2001, was 24,179,953 shares.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PHOTOMEDEX, INC. AND SUBSIDIARIES
                                  ---------------------------------
                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------

                                                                            September 30,      December 31,
                                                                                2001               2000
                                                                           -------------      -------------
                                 ASSETS                                     (unaudited)
                                 ------
CURRENT ASSETS:
         Cash and cash equivalents                                         $    829,174       $  7,561,040
         Short-term investments                                                      --          2,000,000
         Accounts receivable                                                  3,284,135            287,750
         Inventories                                                          2,833,508          1,250,702
         Prepaid expenses and other current assets                              199,280            256,053
                                                                           -------------      -------------
                  Total current assets                                        7,146,097         11,355,545

PROPERTY AND EQUIPMENT, net                                                   3,854,240          1,787,065

GOODWILL, net of accumulated amortization of $458,731 and $141,148            3,775,684          4,093,267

PATENT COSTS, net of accumulated amortization of $55,289 and $49,024             29,509             35,774

LICENSE FEE, net of accumulated amortization of $1,916,667 and
$1,541,667                                                                    2,083,333          2,458,333

OTHER ASSETS                                                                    116,360            140,773
                                                                           -------------      -------------
                                                                           $ 17,005,223       $ 19,870,757
                                                                           =============      =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------
CURRENT LIABILITIES:
         Current portion of notes payable                                  $    117,413       $     66,098
         Accounts payable                                                     2,778,222            963,521
         Accrued compensation and related expenses                              283,711            449,594
         Other accrued liabilities                                              992,812            489,149
         Deferred revenues                                                      168,750            114,000
                                                                           -------------      -------------
                  Total current liabilities                                   4,340,908          2,082,362
                                                                           -------------      -------------

NOTES PAYABLE                                                                     5,239             20,194
                                                                           -------------      -------------

STOCKHOLDERS' EQUITY:
         Common Stock, $.01 par value, 50,000,000 shares authorized
              19,139,239 and 17,847,676 shares issued and outstanding           191,392            178,477
         Additional paid-in capital                                          62,364,578         56,652,344
         Accumulated deficit                                                (49,864,292)       (39,009,601)
         Deferred compensation                                                  (32,602)           (53,019)
                                                                           -------------      -------------
                  Total stockholders' equity                                 12,659,076         17,768,201
                                                                           -------------      -------------
                                                                           $ 17,005,223       $ 19,870,757
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

                                            PHOTOMEDEX, INC. AND SUBSIDIARIES
                                            ---------------------------------
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -------------------------------------
                                                       (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                           -------------------------------       -------------------------------
                                                               2001               2000               2001               2000
                                                           ------------       ------------       ------------       ------------
REVENUES                                                   $    802,636       $     59,271       $  4,113,990       $    629,271

COSTS AND EXPENSES:
      Cost of revenues, excluding depreciation                  195,160                 --          1,087,320            325,000
      Selling, general and administrative                     3,136,347          2,588,173         10,685,755          7,103,505
      Research and development                                  469,180            542,934          1,833,064          1,970,564
      Depreciation and amortization                             620,924            209,820          1,553,365            491,824
                                                           -------------      -------------      -------------      -------------

        Loss from continuing operations before
             interest and other (expense) income, net        (3,618,975)        (3,281,656)       (11,045,514)        (9,261,622)

INTEREST INCOME, net                                              9,508            178,668            206,844            445,653

OTHER (EXPENSE) INCOME, net                                     (46,326)            18,104            (16,021)           345,366
                                                           -------------      -------------      -------------      -------------

        Loss from continuing operations                      (3,655,793)        (3,084,884)       (10,854,691)        (8,470,603)

LOSS FROM DISCONTINUED OPERATIONS                                    --                 --                 --           (369,141)

LOSS ON SALE OF DISCONTINUED OPERATIONS                              --                 --                 --           (277,401)
                                                           -------------      -------------      -------------      -------------

NET LOSS                                                   $ (3,655,793)      $ (3,084,884)      $(10,854,691)      $ (9,117,145)
                                                           =============      =============      =============      =============

BASIC AND DILUTED NET LOSS PER SHARE:
      Continuing operations                                $      (0.19)      $      (0.19)      $      (0.58)      $      (0.56)
      Discontinued operations                                        --                 --                 --              (0.04)
                                                           -------------      -------------      -------------      -------------
        Basic and diluted net loss per share               $      (0.19)      $      (0.19)      $      (0.58)      $      (0.60)
                                                           =============      =============      =============      =============

SHARES USED IN COMPUTING  BASIC AND DILUTED NET LOSS
  PER SHARE                                                  19,138,027         16,527,065         18,728,003         15,178,975
                                                           =============      =============      =============      =============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                                      3

                                  PHOTOMEDEX, INC. AND SUBSIDIARIES
                                  ---------------------------------
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                             (Unaudited)
                                             -----------

                                                                    Nine Months Ended September 30,
                                                                   --------------------------------
                                                                       2001                2000
                                                                   -------------      -------------
OPERATING ACTIVITIES:
      Net loss                                                     $(10,854,691)      $ (9,117,145)
      Adjustments to reconcile net loss to net cash used
         in operating activities -
              Depreciation and amortization                           1,553,365            472,484
              Common Stock and Common Stock options issued to
                 Consultants for services                               214,652            554,645
              Amortization of deferred compensation                       5,535             20,381
              Loss on disposition of assets                              20,665                  -
              Acceleration of options issued to employees                     -             47,500
              Acceleration of options issued to consultants                   -            808,766
      Changes in assets and liabilities -
         Accounts receivable                                         (2,996,385)            20,898
         Inventories                                                 (1,582,806)          (339,192)
         Prepaid expenses and other assets                               81,186           (160,908)
         Accounts payable                                             1,814,701           (877,694)
         Accrued compensation and related expenses                     (165,883)          (186,286)
         Other accrued liabilities                                      503,663           (428,806)
         Deferred revenues                                               54,750            (70,000)
                                                                   -------------      -------------
                  Net cash used in operating activities             (11,351,248)        (9,255,357)
                                                                   -------------      -------------

INVESTING ACTIVITIES:
      Sale of short-term investments                                  2,000,000                  -
      Purchases of property and equipment                              (158,357)          (206,423)
      Proceeds from sale of discontinued operations                           -            250,500
      Lasers in process                                                       -           (617,828)
      Lasers placed into service                                     (2,784,000)          (802,280)
                                                                   -------------      -------------
                  Net cash used in investing activities                (942,357)        (1,376,031)
                                                                   -------------      -------------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net                     5,506,442         14,259,491
      Proceeds from issuance of notes payable                           236,320            136,072
      Proceeds from exercise of options                                  18,937          2,333,690
      Proceeds from exercise of warrants                                      -            792,336
      Payment on notes payable                                         (199,960)          (380,484)
                                                                   -------------      -------------
                  Net cash provided by financing activities           5,561,739         17,141,105
                                                                   -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (6,731,866)         6,509,717

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        7,561,040          4,535,557
                                                                   -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    829,174       $ 11,045,274
                                                                   =============      =============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                 4

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Background

         PhotoMedex, Inc. and subsidiaries ("the Company") develops, manufactures and markets therapeutic excimer laser-based instrumentation designed to treat psoriasis, vitiligo and atopic dermatitis. The Company is also developing phototherapy technologies for the treatment of other skin disorders, and other medical and non-medical applications. In January 2000, the Company received the first Food and Drug Administration ("FDA") approval to market an excimer laser system, the XTRAC system, for the treatment of psoriasis. The Company commercially launched the XTRAC system in the United States in August 2000. In March and August 2001, the Company received FDA approval to treat vitiligo and atopic dermatitis, respectively.

Liquidity

         We have historically financed our operations through the use of working capital provided from loans and equity and debt financing. In 1997, our strategy changed to focus on our excimer laser technology. We began to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         Cash and cash equivalents and short-term investments were $829,174 as of September 30, 2001. On October 24, 2001, the Company completed a private offering of 5,040,714 shares of common stock at $1.05 per share and warrants to purchase 1,260,179 shares of common stock at $1.16 per share. The Company received gross proceeds of $5,292,750 and net proceeds of $4,945,163. We paid Investec PMG Capital and Emerging Growth Equities Limited a commission of approximately $322,000. We intend to use the proceeds of this financing to pay for working capital and other general corporate purchases.

         We believe that our existing cash balance after receipt of the proceeds from the October 24, 2001 financing together with our existing financial resources, and any revenues from our sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into the first quarter of 2003. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations

         The financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

Cash and Cash Equivalents

         For the purposes of the consolidated statements of cash flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2001, cash equivalents are primarily comprised of investments in selected money market funds.

Short-Term Investments

         As of December 31, 2000, short-term investments of $2,000,000 consisted of time deposits with original maturities greater than three months. The Company classified all investments as short-term since it had the intent and ability to redeem them within twelve months.

Inventories

         Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market, and consist of the following:

                                   September 30,    December 31,
                                       2001             2000
                                       ----             ----
               Raw Materials        $2,700,871      $  938,276
               Work-in-process         132,637         312,426
                                    -----------     -----------
                                    $2,833,508      $1,250,702
                                    ===========     ===========

         The Company's XTRAC laser system is either (i) placed in a physician's office and remain the property of the Company or (ii) is sold to distributors or physicians directly. With respect to the equipment placed in a physician's office, the Company earns revenue each time the laser is used for a patient treatment.

         Throughout the manufacturing process, the related production costs are recorded within inventory. Once a laser is completed and placed in a physician's office, the cost is transferred from inventory to "lasers in service" within property and equipment. The cost of lasers that will be sold to distributors or physicians is maintained in inventory until the unit is sold.

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

                                                                     September 30,     December 31,
                                                                          2001             2000
                                                                          ----             ----
                   Lasers in service                                 $ 4,414,440       $ 1,630,440
                   Computer hardware and software                        213,618           212,965
                   Furniture and fixtures                                151,637            90,273
                   Machinery and equipment                                58,714            11,584
                   Leasehold improvements                                 78,716            78,716
                                                                     ------------      ------------
                                                                       4,917,125         2,023,978
                   Accumulated depreciation and amortization          (1,062,885)         (236,913)
                                                                     ------------      ------------
                                                                     $ 3,854,240       $ 1,787,065
                                                                     ============      ============

         Lasers in service represent phototherapy treatment equipment currently located in physician offices. Lasers in service are depreciated over an estimated useful life of three years. The Company began to generate revenues from these lasers in the fourth quarter of 2000.

         The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of September 30, 2001, no such write-down was required.

Intangible Assets

         Intangible assets consist of goodwill, license fees (see Note 5) and patents, which are carried at cost less accumulated amortization. License fees and patents are amortized on a straight-line basis over the estimated useful lives of eight years for license fees and eight to twelve years for patents. Goodwill relates to the purchase of the minority interest of Acculase, Inc. that was concluded in August 2000 and is being amortized on a straight-line basis over 10 years.

         The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of September 30, 2001, no such write-down was required (see
Note 5).

Revenue Recognition

         The Company has two distribution channels for its phototherapy treatment equipment. The Company generates revenue by either (i) selling lasers through distributors or directly to physicians or (ii) placing lasers in physician's offices (free of charge to the physician) and charging the physician a fee each time the laser is used for a patient treatment. When the Company sells lasers to distributors or directly to physicians, revenue is recognized upon shipment of the product. The Company does not allow products to be returned by its distributors. When the Company places a laser in a physician's office, service revenues are recognized each time the laser is used for a patient treatment. The physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues until the treatment occurs.

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

         Diluted net loss per share is the same as basic net loss per share, as no additional shares for the potential dilution from the exercise of securities into common stock are included in the denominator as the result would be anti-dilutive.

Reclassifications

         The financial statements for prior periods have been reclassified to conform to the current period's presentation.

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

2. DISCONTINUED OPERATIONS:

         In 1997, the Company's business strategy changed and began focusing its efforts on excimer laser technology and using it to develop products for various medical applications. To facilitate the Company's focus on excimer laser technology, as of May 4, 2000, the Company sold its non-excimer laser businesses, which were located at its Orlando, Florida and Wilmington, Massachusetts facilities.

         The Company completed a transaction with respect to the sale of certain assets, including certain non-excimer laser patents related to its Florida business operations, to Lastec, Inc. ("Lastec") for a purchase price of $375,000. Lastec is unaffiliated with the Company. Lastec paid the Company a deposit of $37,500, and executed a secured promissory note of $337,500, payable in three (3) installments, all of which were due prior to December 31, 2000. The promissory note accrued interest at 8% per year. The promissory note was secured by the assets assigned by the Company to Lastec in connection with the transaction, and was personally guaranteed by the principals of Lastec. The Company has not received the scheduled payments due under the promissory note. The Company is currently involved in litigation with Lastec, as well as its principals. Accordingly, the promissory note has been written off and included in the loss on sale of the discontinued operations. Any gain resulting from future payments received by the Company will be recognized when received.

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

         Revenues from discontinued operations were $188,838 for the nine months ended September 30, 2000. There were no revenues from discontinued operations for the three months ended September 30, 2000. Loss from discontinued operations in the accompanying consolidated statements of operations was $0 and $369,141 for the three and nine months ended September 30, 2000, respectively.


3. NOTES PAYABLE:

         Notes payable consist of the following:
                                                                                  September 30,    December 31,
                                                                                       2001            2000
                                                                                       ----            ----
               Note payable - unsecured creditor, interest at 7.6%, payable in monthly principal and interest installments of
               $18,000 through November 2001                                        $  35,661   $          --

               Note payable - unsecured creditor, interest at 6.7%, payable in monthly principal and interest installments of
               $9,065 through April 2002                                               62,055              --

               Note payable - lessor, interest at 10%, payable in monthly principal and interest installments of $1,775 through
               December 31, 2002, unsecured                                            24,936          38,474

               Note payable - unsecured creditor, interest at 8.5%, payable in monthly principal and interest installments of
               $9,563 through 2001                                                         --          47,818
                                                                                    ----------      ----------
                                                                                      122,652          86,292
               Less-current maturities                                               (117,413)        (66,098)
                                                                                    ----------      ----------
                                                                                    $   5,239       $  20,194
                                                                                    ==========      ==========

4. PRIVATE STOCK OFFERING:

         On March 27, 2001, the Company completed a private offering of 1,230,000 shares of common stock at $5.00 per share. The Company received gross proceeds of $6,150,000 and net proceeds of $5,506,442.

         On October 24, 2001, the Company completed an additional private offering of 5,040,714 shares of common stock at $1.05 per share and warrants to purchase 1,260,179 shares of common stock at $1.16 per share. The Company received gross proceeds of $5,292,750 and net proceeds of $4,945,163. See Note 1.


5. EDWARDS AGREEMENT:

         In 1997, the Company executed a series of agreements with Edwards Lifesciences Corp. ("Edwards"). Reference is made to the Company's Form 10-K for the period ended December 31, 2000 for further information on the agreements. Revenues of $59,271 and $629,271 were recognized under this agreement for the three and nine months ended September 30, 2000, respectively. There were no revenues recognized under this agreement for the three or nine months ended September 30, 2001.

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

         In January 2001, Edwards stopped performance under the agreement and began to commercialize a Transmyocardial Revascularization ("TMR") product with an unrelated third party. The Company believes that Edwards has breached the aforementioned agreement, and has notified Edwards of its position regarding its performance or lack thereof. The Company has reserved all of its rights under the agreement and is evaluating the legal action necessary to protect its rights. Accordingly, the Company currently does not have a strategic partner with whom to market its TMR laser and does not currently have sufficient financial resources to commercialize the TMR laser on its own.

         Due to the non-performance of Edwards under the Edwards Agreement described above, the Company is currently evaluating its various alternatives for exploiting the license obtained. Management of the Company currently believes that the net book value of the license as of September 30, 2001 of $2,083,333 is fully realizable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT"), INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE STOCKHOLDERS OF PHOTOMEDEX, INC., A DELAWARE CORPORATION ("WE," "US" OR "OUR") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES, BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN SUCH OTHER DOCUMENTS FILED WITH THE COMMISSION, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW OF BUSINESS OPERATIONS

         We are engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed at the treatment of psoriasis, vitiligo, atopic dermatitis and cardiovascular and vascular disease.

         Prior to November 1999, our former business strategy consisted of the development of a wide range of laser products using different solid-state lasers. Between 1986 and the date of this Report, we have sold over 1,000 lasers, usually on a private label basis, to other manufacturers. In the opinion of our current management, although we generated revenues from the sale of our products, we would never be able to operate profitably in the markets where we were then doing business. Accordingly, we believe that our current business strategy and our existing excimer laser technology provide the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications. Therefore, we have discontinued our business operations related to our former business strategy and are focused solely on excimer laser products for various medical applications.

         Our excimer laser power source was developed to perform a variety of material processing applications. Our overall system, known as the pulsed excimer laser, was approved by the FDA under an investigational device exemption for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass grant surgery. We chose not to pursue completion of the exemption due to the lack of funds to pay the costs of, and to recruit patients into the necessary studies. In connection with the cardiovascular and vascular uses of the excimer laser technology, on August 19, 1997, we entered into a strategic alliance with Edwards for the manufacture and marketing of excimer laser products for an experimental procedure known as transmyocardial revascularization, or TMR. Our strategic relationship with Edwards has terminated, and we have no current business plan to commercialize our excimer laser system for TMR. The Company is currently evaluating its various alternatives for exploiting the license obtained.

         In connection with our current business plan, the initial medical applications for our excimer laser technology ("the XTRAC system") are the treatment of psoriasis, vitiligo and atopic dermatitis. In January 2000, we received approval of our 510(k) submission to the FDA relating to the use of our XTRAC system for the treatment of psoriasis. The 510(k) establishes that our technology has been determined to be substantially equivalent to currently marketed devices for purposes of treating psoriasis. In January 2001, the FDA reviewed another 510(K) submission related to the treatment of vitiligo and approved the XTRAC system for its treatment. Again, in July 2001, the FDA reviewed our 510(K) submission for the treatment of atopic dermatitis and, in August 2001, approved the XTRAC system for the treatment of this disease.

         In August 2000, after significant progress toward completing beta testing of our psoriasis products, we shipped our first four XTRAC systems to dermatologists for commercial use. As of September 30, 2001, we have generated $635,990 of revenues from the treatment of psoriasis and vitiligo and $3,817,500 from sales of XTRAC systems.

         In February 2001, we received notification from CIGNA, that CIGNA will reimburse medically necessary claims submitted by patients or their doctors for payment of treatments for psoriasis utilizing our XTRAC system. During the quarter ended September 30, 2001, twenty-two other insurance companies began to reimburse patients or their doctors for procedures performed.

         We anticipate that our international marketing plans, while currently focused on the sale of lasers to distributors throughout the world, will include a combination of the placement of the XTRAC system in physician's offices in return for usage fees and direct sales and leasing through unrelated distributors.

DISCONTINUED OPERATIONS

         To facilitate our focus on excimer laser technology, we sold certain of our non-excimer laser assets, which were related to our business operations in Orlando, Florida and Wilmington, Massachusetts. As of May 4, 2000, we sold certain assets, including certain patents related to non-excimer laser products related to our Florida business operations, to Lastec, Inc. (Lastec), for a purchase price of $375,000. Lastec is not affiliated with us. We have discontinued our Florida operations. Lastec paid us a deposit of $37,500, and executed a secured promissory note in the principal amount of $337,500, payable in three installments, all of which were due prior to December 31, 2000. Lastec currently is in default with respect to each of the three scheduled installments payable under the $337,500 promissory note. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by us to Lastec in connection with the transaction, and is guaranteed by the two principals of Lastec. As of the date of this Report, we have not received any payments due under the secured promissory note. We filed an action against Lastec and its principals to collect on the secured promissory note and for breach of the related asset purchase agreement. Concurrently with the sale of the Florida operations, we sold certain assets and granted an exclusive license for certain patents related to non-excimer lasers related to our Massachusetts business operations to Laser Components GmbH, for a purchase price of $213,000. Laser Components is not affiliated with us. In addition, Laser Components assumed our prospective obligations under our Massachusetts office lease. We have discontinued all of our Massachusetts operations.

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

         Management's decision to suspend these business operations is consistent with our new business strategy and has resulted in the discontinuance of business operations. Revenues from discontinued operations during the nine months ended September 30, 2000 were $188,838. There were no revenues from discontinued operations during the three months ended September 30, 2000. Losses from discontinued operations during the three and nine months ended September 30, 2000 were $0 and $369,141, respectively.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         We generated revenues of $802,636 and $4,113,990 during the three and nine months ended September 30, 2001, respectively. Of these amounts, $593,000 and $3,517,500 related to the sale of seven and thirty-nine of our excimer lasers to distributors outside of the United States during the three and nine months ended September 30, 2001, respectively. Additionally, for the three and nine months ended September 30, 2001 we generated $209,636 and $596,490, respectively, in revenues from treatments performed with our excimer laser in the United States. During the three months ended September 30, 2001, we shipped 2 excimer laser systems to dermatologists for commercial use in the United States. As of September 30, 2001, we have a total of 149 excimer laser systems at dermatologists offices' for commercial use throughout the United States. We generated revenues of $59,271 and $629,271 during the three and nine months ended September 30, 2000, respectively, which were related to the sale and upgrades of laser equipment in connection with the Edwards Agreement (See Note 5 to financial statements).

         Cost of revenues during the three and nine months ended September 30, 2001 was $195,160 and $1,087,320, respectively, due primarily to the manufacturing costs of the XTRAC laser equipment sold outside of the United States. Cost of revenues during the nine months ended September 30, 2000 was $325,000 and was related to the costs of the laser equipment sold in connection with the Edwards Agreement. There were no significant costs associated with the upgrades of the laser equipment sold in connection with the Edwards Agreement during the three months ended September 30, 2000.

         Selling, general and administrative expenses for the three and nine months ended September 30, 2001 and 2000 were $3,136,347 and $10,685,755 compared to $2,588,173 and $7,103,505, respectively. Included in selling, general and administrative expenses for the nine months ended September 30, 2000 was $808,766 related to a charge associated with the acceleration of vesting of certain options granted to the Chairman of our Scientific Advisory Board. Also included in selling, general and administrative expenses during the nine months ended September 30, 2000 was $279,101 related to charges associated with the granting of options to certain of our outside consultants, including certain other members of our Scientific Advisory Board. Excluding these charges, the increase primarily related to the building of our infrastructure thereby enabling us to implement our business plan to commercialize the XTRAC system. Specifically, these increases included expenditures for consulting and professional fees related to marketing expenses for our XTRAC systems and increased personnel and overhead expenses with respect to the infrastructure.

         Research and development expenses during the three months ended September 30, 2001 decreased to $469,180 from $542,934 during the three months ended September 30, 2000. This decrease related primarily to the stabilization of the technology platform and increased reliability of the XTRAC system. During the nine months ended September 30, 2001, research and development expenses decreased to $1,833,064 from $1,970,564 during the nine months ended September 30, 2000. This decrease related primarily to our focus on the sale of the psoriasis laser product, as well as the stabilization of the technology platform. Research and development expenses for the three and nine months ended September 30, 2000 related to the development and subsequent commercialization of our excimer laser systems for phototherapy treatment.

         Depreciation and amortization during the three months ended September 30, 2001 increased to $620,924 from $209,820 during the three months ended September 30, 2000. Depreciation and amortization during the nine months ended September 30, 2001 increased to $1,553,365 from $491,824 during the nine months ended September 30, 2000. This increase related primarily to depreciation on lasers in service during the three and nine months ended September 30, 2001. In addition, the increase related to amortization of goodwill associated with our purchase of the remaining 23.9% of Acculase, Inc., (Acculase), a California corporation, our wholly-owned subsidiary, which took place on August 31, 2000. The amortization associated with the Acculase goodwill was $105,861 and $317,583 during the three and nine months ended September 30, 2001, respectively. The amortization associated with the Acculase goodwill was $35,287 during the three and nine months ended September 30, 2000 respectively.

         Net interest income during the three months ended September 30, 2001 decreased to $9,508, as compared to $178,668 for the three months ended September 30, 2000. Net interest income during the nine months ended September 30, 2001 decreased to $206,844, as compared to $445,653 for the nine months ended September 30, 2000. This decrease related primarily to our smaller average balance of cash and investments during the three and nine months ended September 30, 2001 as significant investments have been made in infrastructure development and capital investment in lasers deployed in doctors' offices.

         Other income (expense) during the three months ended September 30, 2001 was an expense of $46,326 compared to income of $18,104 during the three months ended September 30, 2000. Other income (expense) during the nine months ended September 30, 2001 was an expense of $16,021 compared to income of $345,366 for the nine months ended September 30, 2000. Other income in 2000 primarily related to the forgiveness of certain payables by certain of our creditors.

         The aforementioned factors resulted in a net loss of $3,655,793 and $10,854,691 during the three and nine months ended September 30, 2001, as compared to a net loss of $3,084,884 and $9,117,145 during the three and nine months ended September 30, 2000. We incurred a loss from continuing operations of $3,655,793 and $10,854,691 during the three and nine months ended September 30, 2001, as compared to a loss from continuing operations of $3,084,884 and $8,470,603 during the three and nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations through the use of working capital provided from loans and equity and debt financing.

         In 1997, our strategy changed to focus on our excimer laser technology. We began to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         As of March 16, 2000, we completed a financing to 10 institutional investors of an aggregate of 1,409,092 shares of common stock at a purchase price of $11.00 per share, resulting in aggregate gross proceeds to us of approximately $15,500,000. The market price of the common stock on the date that the transaction was negotiated was $13.50 per share and on the closing date of the transaction was approximately $15.88 per share. We paid ING Barings LLC, or ING, a commission of 6% of the gross proceeds, or approximately $930,000. We used the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products), research and development expenses, and working capital.

         On March 27, 2001, we completed a private offering of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000. We received net proceeds of $5,506,442. The market price of the common stock on the date that the transaction was negotiated was $5.75 per share and on the closing date of the transaction the market price was approximately $4.875 per share. We paid Pacific Growth Equities, Inc. a commission of 6.5% of the gross proceeds, or approximately $400,000. We intend to use and have used a portion of the proceeds of this financing to pay for the marketing of our products (including our psoriasis and vitiligo treatment products), research and development expenses and working capital.

         On October 24, 2001, the Company completed a private offering of 5,040,714 shares of common stock at $1.05 per share and warrants to purchase 1,260,179 shares of common stock at $1.16 per share. The Company received gross proceeds of $5,292,750 and net proceeds of $4,945,163. We paid Investec PMG Capital and Emerging Growth Equities Limited a commission of approximately $322,000. We intend to use the proceeds of this financing to pay for working capital and other general corporate purchases.

         At September 30, 2001, the ratio of current assets to current liabilities was 1.65 to 1.00 compared to 5.45 to 1.00 at December 31, 2000. As of September 30, 2001, we had $2,805,189 of working capital.

         Cash and cash equivalents and short-term investments were $829,174 as of September 30, 2001, as compared to $9,561,040 as of December 31, 2000. This decrease was primarily attributable to operating expenses and capital investment which was offset by the receipt of $5,506,442 in net cash proceeds from the March 27, 2001 financing.

         We believe that our existing cash balance after receipt of the proceeds from the October 24, 2001 financing together with our existing financial resources, and any revenues from our sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into the first quarter of 2003. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

         As of September 30, 2001, we had borrowings in the aggregate amount of $122,652. As of December 31, 2000, we had borrowings in the aggregate amount of $86,292. The increase in long-term borrowings relates to the proceeds from notes payable associated with financing of insurance premiums.

         Net cash used in operating activities was $11,351,248 and $9,255,357 for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities during the nine months ended September 30, 2001 and 2000 primarily consisted of net losses, increases in current assets and decreases in current liabilities (2000 only), offset by depreciation and amortization, increases in current liabilities (2001 only), the payment in our securities (including common stock, options and warrants) of fees for services to consultants and the acceleration of stock options issued to employees and consultants (2000 only).

         Net cash used in investing activities was $942,357 and $1,376,031 for the nine months ended September 30, 2001 and 2000, respectively. In the nine months ended September 30, 2001, we utilized $158,357 to acquire equipment for our excimer laser business operations. We also used $2,784,000 for the construction of our psoriasis treatment lasers. During the nine months ended September 30, 2000, we utilized $206,423 to purchase equipment to support our excimer laser operations. We also used $1,420,108 for the construction of our psoriasis treatment lasers. We received proceeds of $250,500 from the sale of certain assets related to our discontinued Florida and Massachusetts operations.

         Net cash provided by financing activities was $5,561,739 and $17,141,105 during the nine months ended September 30, 2001 and 2000, respectively. In the nine months ended September 30, 2001, we received $5,506,642 from the net proceeds of the sale of 1,230,000 shares of common stock in connection with the March 27, 2001 financing, $236,320 of proceeds from the issuance of notes payable and $18,937 from the exercise of stock options, which was offset by the utilization of $199,960 for the payment of principal on the aforementioned notes payable. In the nine months ended September 30, 2000, we received $14,259,491 from the net proceeds of the sale of 1,409,092 shares of common stock in connection with the March 16, 2000 financing, $136,072 from the issuance of notes payable, $2,333,690 from the exercise of stock options and $792,336 from the exercise of warrants, which was partially offset by the utilization of $380,484 for the payment of principal on certain debts.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and, therefore, we do not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2000 for descriptions of our legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 24, 2001, the Company completed an additional private offering of 5,040,714 shares of common stock at $1.05 per share and warrants to purchase 1,260,179 shares of common stock at $1.16 per share. The Company received gross proceeds of $5,292,750 and net proceeds of $4,945,163. We paid Investec PMG Capital and Emerging Growth Equities Limited a commission of approximately $322,000. We intend to use the proceeds of this financing to pay for working capital and other general corporate purposes.

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



                                    PHOTOMEDEX, INC.



Date: November 14, 2001             By:  /s/ Jeffrey F. O'Donnell
                                         ---------------------------------------
                                           Jeffrey F. O'Donnell
                                           President and Chief Executive Officer


Date:  November 14, 2001            By:  /s/ Dennis M. McGrath
                                         ---------------------------------------
                                           Dennis M. McGrath
                                           Chief Financial Officer