Form 10-K
period 2001-12-31
PHOTOMEDEX INC
filed 2002-04-03
CIK 711665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

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

                     Common Stock, $0.01 par value per share
                     ---------------------------------------
                                (Title of Class)

Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X] No [ ]
                                                                      -      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares outstanding of our common stock as of March 29, 2002, was 24,179,953 shares. The aggregate market value of the common stock (23,570,685 shares) held by non-affiliates, based on the closing sale price ($2.00) of the common stock as of March 29, 2002 was $47,141,370.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW OF OUR BUSINESS

         PhotoMedex, Inc., a Delaware corporation (referred to in this Report as "we," "us" or "our") develops, manufactures and markets therapeutic excimer laser-based instrumentation designed to treat psoriasis, vitiligo and atopic dermatitis. We are also developing our technology for the treatment of other skin disorders. In January 2000, we received the first Food and Drug Administration, or FDA, approval to market an excimer laser system, our XTRAC system, for the treatment of psoriasis. XTRAC(TM), PhotoMedex, Inc. and our logo are our registered trademarks. We commercially launched the XTRAC system in the United States in August 2000. On March 1, 2001, we received the first FDA approval to market our XTRAC system for the treatment of vitiligo. In August 2001, we received the first FDA approval to market our XTRAC system for the treatment of atopic dermatitis.

         In February 2001, we received notification from a major healthcare insurer, CIGNA Corporation, or CIGNA, that CIGNA will reimburse medically necessary claims submitted by patients or their doctors for payment of treatments for psoriasis utilizing our XTRAC system.

         To date, we have received approval from approximately 50 health plans in 30 states to reimburse for claims submitted by patients or their doctors for treatment of psoriasis utilizing our XTRAC system. We have also received approval from 8 insurers to reimburse for treatment of vitiligo utilizing our XTRAC system.

         In February 2002, the Current Procedural Terminology Editorial Board of the American Medical Association, or AMA, approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using our XTRAC system to treat such conditions. Theses new codes will become effective on January 1, 2003, and are anticipated to facilitate tracking and billing for treatment services using our XTRAC system. We anticipate that the AMA's Relative Value Update Committee will ascribe economic values for each of these codes by the end of 2002.

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

         As a part of our commercialization strategy in the United States, we are providing our XTRAC system to targeted dermatologists at no capital cost to them. We believe that this strategy will create substantial incentives for these dermatologists to adopt our XTRAC system and will accelerate further market penetration. We expect to receive a recurring stream of revenue from per-treatment charges to dermatologists for use of our XTRAC system. However, we have decided to limit our domestic placement of lasers until we obtain broader approvals for reimbursement for treatment utilizing our XTRAC system. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through our distributors and placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream.

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

CONVENTIONAL TREATMENT METHODS FOR PSORIASIS

         Currently, psoriasis is treated with topical treatments (such as skin creams), systemic drugs and photo therapy.

         TOPICAL TREATMENTS. Although physicians generally use topical therapy as a starting point for the treatment of psoriasis regardless of its severity, it is typically recommended for patients with mild and moderate psoriasis. The most commonly used topical treatment is corticosteroids that are demonstrated to reduce inflammation, itching and inhibit cell proliferation. Existing topical treatments have shown efficacy for relatively short periods of time in only 45% of patients. Frequent recurrence of the disease associated with topical therapies results in a high number of required treatments, making topical therapies relatively inconvenient. In addition to inconvenience and inherent messiness, topical therapies may cause numerous side effects, including thinning skin, irritation, burning, skin discoloration and light sensitivity.

         SYSTEMIC DRUGS. Methotrexate and Cyclosporine, the most commonly used systemic drugs, can successfully treat over 80% of psoriasis patients when prescribed. These drugs, however, have very serious side effects, including nausea, fatigue, liver damage and kidney dysfunction. Because of the potential toxicity of these drugs, treatment protocols for Methotrexate therapy require ongoing liver biopsies, and Cyclosporine treatments are generally restricted in duration to one year. In addition, these systemic drugs are very expensive, with annual treatment costs ranging from $1,700 to $8,300.

         PHOTOTHERAPY TREATMENTS. The most common phototherapy treatments are Ultraviolet B radiation, or UVB, and psoralen with Ultraviolet A, or PUVA. According to the NPF, these therapies are considered to be the most effective treatments for people with moderate to severe psoriasis, temporarily clearing psoriasis in over 80% of patients when prescribed.

         In most UVB treatment protocol, the whole body of the patient is radiated with UVB rays, as the patient stands in a special booth lined with UVB lamps. During this procedure, healthy skin as well as psoriasis-affected skin, is exposed to UVB radiation, which may cause severe burns and increase the risk of skin cancer and premature aging. In order to manage potentially harmful radiation and minimize side effects to healthy skin, the treating physician must limit the intensity of the dosage. This results in a typical treatment cycle of 30 to 40 sessions or more, requiring a significant time commitment by psoriasis patients. This time-consuming treatment cycle creates substantial inconvenience and disruption to patients' life styles and leads to poor patient compliance. The NPF estimates that 56 million hours of work are lost annually in the United States due to the time spent on treating psoriasis using conventional UVB treatment. Recently, one of our competitors received FDA approval to use traditional UVB light therapy with a fiber-optic light guide to assist in limiting potential harmful radiation and minimize side effects. Clinical results however are unsubstantiated at this time.

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

                         CONVENTIONAL TREATMENT OPTIONS*

                 TREATMENT       PATIENT             POTENTIAL SIDE                  COST PER
    THERAPY        CYCLE       EFFECTIVENESS             EFFECTS                       YEAR
--------------   ---------   ------------------   -----------------------------   ---------------
Topicals           Daily            45%           Irritation; straining;          $1,500 - $1,600
                                                  thinning skin
Systemic drugs     Daily           21-84%         Nausea; fatigue; liver          $1,700 - $8,300
                                                  damage; kidney dysfunction;
                             (dosage dependent)   limited acceptable treatment
                                                  duration
UVB                30-40           87-89%         Skin cancer and pre-mature      $2,400 - $2,600
                                                  aging to healthy skin
PUVA                 20             85%           Skin cancer and premature       $2,600 - $3,200
                                                  aging to healthy skin;
                                                  nausea; itching; cataracts

*Source:    IMS, Medical Economics, National Psoriasis Foundation, RX MED,
            J. Koo Study, 7/96, Shani et al., International Journal of Dermatology 1999.

OUR SOLUTION FOR PSORIASIS

         We believe our XTRAC system will replace existing methods to treat psoriasis and will become the standard of care for the majority of the 7 million Americans suffering with psoriasis, including those who presently do not seek care due to the lack of an effective and convenient treatment.

         Our product utilizes the ultraviolet light that has historically proven effective for treating psoriasis and combines it with our patented laser technology. Our XTRAC system utilizes a 308 nm light wavelength, which studies have shown to be the optimal wavelength to treat psoriasis effectively. Our technology enables a physician to focus treatment solely on the affected areas of the skin through a unique, proprietary light delivery system. This ability to focus treatment only on affected skin areas permits physicians to use a higher intensity light dose than is possible with traditional ultraviolet light therapies. Our XTRAC system is a safe and effective treatment for psoriasis that requires fewer visits than conventional phototherapy. Unlike conventional treatments, our XTRAC system targets only the affected areas of the skin, sparing the surrounding skin areas. Unlike most other lasers, our XTRAC system emits a pulsating beam of light that is neither hot nor cold to the touch, resulting in no pain or discomfort to virtually all patients.

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

         CONVENIENCE. During traditional ultraviolet light treatments, healthy skin, as well as diseased skin, is exposed to ultraviolet light radiation, which increases the possibility of potential side effects, principally skin cancer and premature aging. Physicians usually attempt to minimize these side effects by lowering the overall dosage of ultraviolet light in each treatment and increasing the total number of required sessions. Consequently, traditional ultraviolet light therapies require 20 to 40 sessions during a 10 to 12 week treatment cycle, creating substantial inconvenience for patients and leading to poor patient compliance. We believe that the higher intensity doses of ultraviolet light enabled by our XTRAC system result in shorter treatment cycles, increased convenience and improved patient compliance. To date, our XTRAC system has been shown to treat psoriasis effectively in four to eight sessions during a treatment cycle of two to four weeks.

OUR SOLUTION FOR VITILIGO

         On March 1, 2001, the FDA granted 501(k) approval for the use of our XTRAC system for the treatment of vitiligo. Vitiligo is a disease in which the skin loses pigment due to destruction of the pigment cells, causing areas of the skin to become lighter in color than adjacent healthy skin. This condition can be distressing to patients who suffer from this condition. Between 1% and 2% of the population suffers from the condition, and there is no known cure. The principal conventional treatments for symptoms are PUVA radiation and, to a lesser extent, topical steroids and combination therapies. According to the National Vitiligo Foundation, or NVF, the cost of PUVA treatments, over a 12 to 18 months period, can run $6,000 or more and involve 120 clinic visits. Moreover, according to the NVF, current conventional treatments methods are unsatisfactory and many patients tend to lose the pigment they were successful in gaining through PUVA therapy. Our XTRAC system can effectively re-pigment a patient's skin, allowing treated areas to become homogenous in pigment to healthy surrounding skin and restore the patient's skin to its original condition.

OUR SOLUTION FOR ATOPIC DERMATITIS

         In August 2001, the FDA granted 510 (k) approval for the use of our XTRAC system for the treatment of atopic dermatitis. Atopic dermatitis is a common, potentially debilitating condition that can compromise the quality of life for those it effects. The condition appears as chronic inflammation of the skin that occurs in persons of all ages, but is reported to be more common in children. Skin lesions observed in atopic dermatitis vary greatly, depending on the severity of inflammation, different stages of healing, chronic scratching and frequent secondary infections. It is reported that atopic dermatitis affects some 10% of children in the United States alone, and more than $364 million is spent annually, in the treatment of this disease. Treatment options include corticosteroids, which can have negative side effects, and UVB phototherapy. The use of UVB phototherapy in the treatment of atopic dermatitis has been shown effective in published studies. Accordingly, because of the controlled and targeted application provided by our XTRAC system, large areas of healthy skin are not exposed to UVB light and the corresponding potential carcinogenic effect of other phototherapy treatments.

OUR BUSINESS STRATEGY

         Our short-term goal is to establish the XTRAC system as the standard of care in treating psoriasis, vitiligo and atopic dermatitis patients. Our long-term goal is to become the world's leading provider of photo-medicine technologies. The following are the key elements of our strategy.

         ESTABLISH OUR XTRAC SYSTEM AS THE STANDARD OF CARE FOR PSORIASIS, VITILIGO AND ATOPIC DERMATITIS TREATMENT. Several key opinion leaders in the dermatological community have endorsed our XTRAC system as the standard of care for the majority of psoriasis and vitiligo patients. We intend to accelerate the use of our XTRAC system by marketing to dermatologists through our direct marketing force. We have also developed a set of unique medical practice tools, such as patient education videos, patient letters, sample press releases, point-of-sale displays and other advertising literature, to assist the dermatologist in marketing our XTRAC system.

         BUILD BROAD CONSUMER AWARENESS PROGRAM TO ATTRACT THOSE NOT CURRENTLY SEEKING TREATMENT. Of the 7 million psoriasis patients in the United States, only about 1.5 million seek care, largely due to the frustration caused by the limited effectiveness, inconvenience and significant side effects of other treatment alternatives. We have invested and will continue to invest in print, radio and/or internet advertising to educate this skeptical, yet hopeful, population about our XTRAC system that enables more convenient and effective psoriasis treatment, once we have received widespread private payer healthcare reimbursement.

         INCREASE INSTALLED BASE OF OUR XTRAC SYSTEMS BY MINIMIZING ECONOMIC RISK TO THE DERMATOLOGIST. In the United States, we plan to place our XTRAC system in dermatologists' offices free of charge. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating inherent economic risk to them. However, we have decided to limit our domestic placement of lasers until we obtain broader approvals to reimburse for treatment utilizing our XTRAC system. We also intend to market our XTRAC system in this manner outside of the United States, but we have also sold and may continue to sell XTRAC systems directly to dermatologists in these markets through our distributors.

         GENERATE RECURRING REVENUE BY CHARGING THE DERMATOLOGIST A PER-TREATMENT FEE. Because there is no known cure for psoriasis, we generate and expect to continue to generate recurring revenue in the United States from patients utilizing our XTRAC system by charging the dermatologist a per-treatment fee for this chronic condition. Additionally, we intend to increase our recurring revenue by targeting dermatologists, whose practices are located in geographic regions with the largest concentration of psoriasis and vitiligo patients.

         SELL OUR XTRAC SYSTEM IN FOREIGN COUNTRIES TO BE UTILIZED TO TREAT PATIENTS ON A WIDER BASIS. We have entered into several distribution agreements with respect to the proposed sale of our XTRAC system on an international basis. We have chosen this marketing approach over a direct marketing approach because of the varying economic, regulatory, insurance, reimbursement and selling channel environments outside of the United States. We intend to enter into additional agreements in other countries. We cannot be certain that our international distributors will be successful in marketing our XTRAC system outside of the United States or that our distributors will purchase more than their minimum contractual allowances under these agreements.

         EXPAND CLINICAL APPLICATIONS TO THE TREATMENT OF OTHER SKIN DISORDERS. More than 30 skin disorders other than psoriasis, vitiligo and atopic dermatitis, react positively to ultraviolet light therapy. We invest and will continue to invest in research and development of new products and in additional applications of our existing patented laser technology to treat skin disorders other than psoriasis, vitiligo and atopic dermatitis, which are susceptible to ultraviolet light therapy.

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

OUR XTRAC SYSTEM

         Our XTRAC system combines the technology of an excimer laser, or "cold" laser system (already in use for a variety of medical and cosmetic treatments), with the use of ultraviolet light therapy. The XTRAC system applies, directly to skin affected by psoriasis, vitiligo or atopic dermatitis, a concentrated dose of radiation at a higher intensity than traditional ultraviolet light therapy. Our XTRAC system consists of the laser, which is mobile and approximately the size of a small filing cabinet, and a hand piece attached to the laser by fiber optic cable, which is designed to permit direct application of the ultraviolet light to affected skin.

         Between March 1998 and November 1999, we initiated five clinical trials of our XTRAC system at Massachusetts General Hospital. Our objective in these clinical trials was to compare our XTRAC laser technology with standard ultraviolet light therapy in the treatment of psoriasis. In January, 2000, we received a 510(k) approval from the FDA based on the clinical results from these trials. The Massachusetts General Hospital clinical trial, which involved 13 patients, concluded that our XTRAC laser made it possible to treat psoriasis effectively with as few as one session with moderately long remission. The study also concluded that the number of treatments to remission depended largely on the intensity of the ultraviolet light used, concluding that medium intensities seemed to provide the best results with a superior balance between quick clearing and patient comfort. We have agreed to support the clinical trials with research grants of approximately $954,000, of which we have paid approximately $773,000 as of March 29, 2002.

         To support our commercialization strategy, we began an additional clinical trial in May 2000. The trial was designed to duplicate the results obtained in the Massachusetts General Hospital clinical study in mainstream dermatologists' offices. We established five Beta sites throughout the United States using our XTRAC system in a clinical trial of 124 persons. This study, which has been completed, examined various aspects of excimer laser therapy, including the number of treatments necessary for clearing, the ultraviolet light intensity necessary for clearing, and overall patient satisfaction. Our Beta-Site Clinical Study indicated that:

         o approximately 72% of the subjects treated were 75% improved in slightly more than six sessions, with minimal and well-tolerated side effects;

         o    some subjects were cleared in as little as one session; and

         o subjects were successfully treated who had psoriasis in the hinged body areas (knees and elbows), which have proven the most difficult for other alternative therapies to demonstrate any kind of remedial impact.

During 2001, we received FDA approval to utilize our XTRAC system for the treatment of vitiligo and atopic dermatitis, in addition to the psoriasis approval received in fiscal 2000. We believe that we have benefited from the acceptance or publication of 6 clinical articles, which continue to validate the clinical efficacy of our phototherapy treatments and have contributed to significant advancement in the insurance reimbursement process. CIGNA and several Blue Cross/Blue Shield affiliates have approved the XTRAC system for medically necessary treatment of mild to moderate psoriasis.

DOMESTIC COMMERCIALIZATION OF OUR XTRAC SYSTEM

         In the United States, we are commercializing our XTRAC system in a manner designed to provide a recurring revenue stream to us, as well as to the attending dermatologist, who would otherwise refer the patient for alternative treatment and therefore forego associated revenues. We place units in the offices of dermatologists with high-volume psoriasis practices at no up-front capital cost to the dermatologists. However, we have decided to limit our domestic placement of lasers until we obtain broader approvals to reimburse for treatment utilizing our XTRAC system.

          A dermatologist generally takes delivery of our XTRAC system, under the terms of our standard usage agreement, and then has the right to purchase pre-paid treatment cards for a flat fee of $2,250 each, representing 30 treatments for $75 each. These cards may be used for multiple treatments for the same or different patients, for psoriasis, vitiligo or atopic dermatitis. The dermatologist retains any revenue received from patients or their medical insurance providers.

         Currently, dermatologists who treat psoriasis patients using ultraviolet light generally refer those patients to independent treatment centers. In such cases, the physician does not ordinarily share in any of the revenue generated from providing treatments to the patient. However, physicians using our XTRAC system will treat the patients in the physicians' own offices and, therefore, will retain a portion of the revenue that would otherwise be lost to outside providers. In addition, in most states, a technician, rather than the physician, may apply the treatment, thus allowing the dermatologist to continue treating other patients, while at the same time increasing revenue from treatments using our XTRAC system. We believe that this will create a significant incentive for the dermatologists to use our XTRAC system.

         We have promoted our XTRAC system through trade shows, advertising in scientific journals, industry magazines, radio and newsprint, as well as direct mail programs. Our marketing campaign is designed to accelerate market acceptance of our XTRAC system by increasing physician and patient awareness for our new, unique technology.

         Because our phototherapy laser constitutes a new form of treatment for these diseases, to date, we have received approval for reimbursement from approximately 50 private insurance plans in 30 states. Many patients, at first, will not be able to obtain any reimbursement from their insurance programs, or from Medicare or Medicaid, for the treatment.

INTERNATIONAL COMMERCIALIZATION OF OUR XTRAC SYSTEM

         Our international marketing plan is based on the sale of our XTRAC system through independent, exclusive distributors. We do not anticipate receiving revenues from resale or usage fees following our sales to our foreign distributors. We have already entered into agreements with distributors and end users in the United Kingdom, Germany, Belgium, Denmark, Italy, Spain, Switzerland, South Africa, Saudi Arabia, Israel, India, Columbia, Taiwan, Hong Kong, Korea and Malaysia. We intend to market our products in other international markets. In some countries, we anticipate developing relationships similar to those in the United States, whereby we place a laser system in the doctor's office for free or at minimal cost, and charge the doctor a per-procedure fee.

MARKETING

         As of March 29, 2002, our sales and marketing organization included 6 full-time employees in North America, 4 of whom are direct account representatives. We pay our direct sales force employees a salary plus commission, with a majority of their compensation resulting from commissions, which are based on laser usage by physicians. We have 2 international marketing representatives who currently have been marketing our XTRAC system to distributors worldwide.

MANUFACTURING

         We manufacture our products at our 11,500 square foot facility in Carlsbad, California. Our California facility is ISO 9001 certified. We believe that our present manufacturing capacity at this facility is sufficient to meet foreseeable demand for our products.

         We manufacture most of our own components and utilize certain suppliers for the manufacture of selected standard components and subassemblies, which are manufactured to our specifications. Most major components and raw materials, including optics and electro-optic devices, are available from a variety of sources. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures, intended to ensure that, where required, our instruments are manufactured in accordance with FDA Quality System Requirements.

RESEARCH AND DEVELOPMENT

         As of March 29, 2002, our research and development team included 2 full-time employees. We conduct our research and development activities at our facility in Carlsbad, California. Our research and development expenditures were approximately $2.0 million in 2001, $3.0 million in 2000, and $2.1 million in 1999.

         Our research and development activities are focused on:

         o the application of our XTRAC system to the treatment of other skin disorders, including scar pigmentation and oral lichen planus;

         o developing additional devices to further improve the phototherapy treatments performed with our XTRAC system; and

         o developing new lines of phototherapy products for medical treatments.

PATENTS AND PROPRIETARY TECHNOLOGIES

         We intend to protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of the date of this Report, we had six issued and three pending patents in the United States, two Australian issued patents, one Canadian pending patent, two Israeli issued patents, two Japanese pending patents, one issued and two pending European Union, or EU, and one Chinese pending patent.

         We have licensed certain of our proprietary technology to Komatsu in connection with its manufacture of semi-conductor lithography equipment, for which we are entitled to receive royalty fees. We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

GOVERNMENT REGULATION

         Our products and research and development activities are regulated by numerous governmental authorities, which principally are the FDA and corresponding state and foreign regulatory agencies. Any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. The Federal Food, Drug and Cosmetics Act and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use and promotion of medical devices and drugs, including our XTRAC system and products currently under development by us. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         In the United States, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA's good manufacturing practices and quality system regulations. Class II devices are subject to general and special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices.

         Before a new medical device can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Food and Drug Modernization Act of 1997, or the FDA Act, or a pre-market approval application under Section 515 of the FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device or certain Class III devices. On January 27, 2000, the FDA issued 510(k) approval for our XTRAC system for the treatment of psoriasis, on March 1, 2001, for the treatment of vitiligo and on August 2, 2001, for the treatment of atopic dermatitis. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions. A pre-market approval application may be required if a proposed device is not substantially equivalent to a legally marketed Class I or II device, or for certain Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices, for which FDA approval has been sought by other companies, have never been approved for marketing.

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

         We have received ISO 9001/EN46001 certification for our XTRAC system. This authorizes us to affix a CE Mark to our products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our products in all of the member countries of the EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the EU. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution.

THIRD-PARTY REIMBURSEMENT

         Our ability to market products successfully will depend in part on the extent to which various third parties are willing to reimburse patients or providers for the cost of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs are available, third-party payers may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

         To date, we have received approval from approximately 50 health plans in 30 states to reimburse for claims submitted by patients or their doctors for treatment of psoriasis utilizing our XTRAC system. We have also received approval from 8 insurers for reimbursement for treatment of vitiligo utilizing our XTRAC system. We can give no assurance that any other health insurers will agree to any reimbursement policy or that currently reimbursing insurers will not adversely modify their reimbursement policies for the use of our XTRAC system in the future. We intend to seek coverage and reimbursement for the use of our XTRAC system to treat atopic dermatitis, after additional clinical studies are completed. There can be no assurances that we will be in a position to seek reimbursement for the use of our XTRAC system to treat atopic dermatitis, or, if we do, that any health insurers will agree to any reimbursement policy.

         We are in discussions with the payment and coverage staff in the national office of the Centers for Medicare & Medicaid Services, or CMS, (formerly known as the Health Care Financing Administration), and the local Part B Carriers regarding coverage of, and reimbursement for, the cost of treatment for psoriasis utilizing the XTRAC system. This is not a formal request for a national coverage policy, a process that can take from 18 to 24 months to complete. We are pursuing a more informal approach to obtain Medicare reimbursement in an effort to expedite the process. We cannot assure you that a favorable response will be received from CMS or the carriers. If CMS or the carriers do not grant the right to reimbursement, it could have a material adverse effect on our business. We are not yet seeking Medicare coverage for treatment of vitiligo or atopic dermatitis, although we intend to initiate such an effort in the future. We cannot assure you that psoriasis, vitiligo or atopic dermatitis patients will be willing to pay the extra amount required to obtain treatment with our XTRAC system. The failure to achieve this goal could have a material adverse effect on our business operations and financial condition.

         In February 2002, the Current Procedural Terminology Editorial Board of the AMA approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory skin diseases, which would include laser therapy using our XTRAC system to treat such conditions. These new codes will become effective on January 1, 2003, and are anticipated to facilitate tracking and billing for laser treatment services using our XTRAC system. We anticipate that the AMA's Relative Value Update Committee will ascribe economic values for each of these codes by the end of 2002.

         Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems, as well as government-managed systems. Our products have not been approved for reimbursement in any international markets under either government or private reimbursement systems.

COMPETITION

         The market for our XTRAC system is highly competitive. We compete with other products and methodologies used to treat the symptoms of psoriasis, vitiligo and atopic dermatitis, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system will compete with alternative psoriasis treatment primarily on the basis of its effectiveness, as well as on the basis of the lower out-of-pocket costs, as compared to costs associated with alternative treatments. Market acceptance of our XTRAC system treatment for these diseases is dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as the standard of care. In addition, all or a portion of patient costs for many of the alternative treatments are paid or are reimbursable by health insurance coverage or other third party payers, such as Medicaid and Medicare. Patient costs for treatments utilizing our XTRAC system will not be initially eligible for health care coverage or reimbursement by third party payers until such payers approve reimbursement. This may cause some patients or physicians to choose alternative treatments offered by our competitors.

         We also face direct competition from other companies, including large pharmaceutical companies, engaged in the research, development and commercialization of treatments for psoriasis, vitiligo and atopic dermatitis. In some cases, those companies have already commenced clinical trials for such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials, and marketing than we do.

         Various other companies are now marketing laser based phototherapy treatment products. One competitor has received FDA approval to market an excimer laser for the treatment of psoriasis in the United States and another is currently marketing an excimer laser for the treatment of skin disorders outside of the United States. Two others have developed pulse-dye lasers, which are being explored as treatments for psoriasis. Most recently, one company has announced FDA approval for a standard UVB light based system using a fiber-optic delivery system for the treatment of skin disorders. All of these technologies will continue to evolve with time.

         In addition, our competitors compete with us in recruiting and retaining qualified scientific, management and marketing personnel.

EMPLOYEES

         As of March 29, 2002, we had 37 full-time employees, which consisted of 3 executive personnel (2 executive personnel at our Radnor, Pennsylvania facility and 1 at our Carlsbad California facility), 8 sales and marketing staff, 12 engaged in manufacturing of laser products, 4 customer-field service personnel, 2 engaged in research and development, 2 engineers and 6 finance and administration staff. In addition, we employ 1 part-time person for engineering. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable of our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

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

         THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN OUR REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE COMMISSION, PRIOR TO PURCHASING SHARES OF OUR COMMON STOCK.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND CANNOT ASSURE YOU THAT WE WILL BECOME OR REMAIN PROFITABLE.

         Historically, we have incurred significant losses and have had negative cash flows from operations. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses and only recently began to market our XTRAC system for commercial sale and to generate revenues from its use by dermatologists. We have historically financed our activities through working capital provided from loans and the private placement of our debt and equity securities. As of December 31, 2001, our accumulated deficit was approximately $54.7 million.

         Our future revenues and success depend upon acceptance of our excimer laser systems for the treatment of psoriasis, vitiligo and atopic dermatitis. Our XTRAC system for the treatment of these conditions has just begun to generate revenues. Our ability to introduce our new products successfully and the expected benefits to be obtained from these new products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

         We expect to incur operating losses for at least the next twelve months because we plan to spend substantial amounts on the marketing of our psoriasis, vitiligo and atopic dermatitis treatment products and expansion of our operations. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

WE WILL NEED ADDITIONAL FINANCING TO MAINTAIN AND EXPAND OUR BUSINESS, AND SUCH FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS, IF AT ALL.

         We have historically financed our operations through working capital provided from operations, loans and the private placement of equity and debt securities. Our existing financial resources and any revenues from our sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements into the first quarter of 2003. However, we may have to raise substantial additional capital thereafter if:

         o changes in our research and development plans cause unexpected large future expenditures; or

         o operating losses continue, if demand for our XTRAC system for the treatment of psoriasis, vitiligo and atopic dermatitis does not meet our current expectations.

         If we need additional financing, we cannot assure you that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

         o    execute our growth plan for our XTRAC system;

         o take advantage of future opportunities, including synergistic acquisitions;

         o expand our manufacturing facilities, if necessary, based on increased demand for our XTRAC system;

         o    respond to customers and competition; or

         o    remain in operations.

OUR LASER TREATMENTS OF PSORIASIS, VITILIGO AND ATOPIC DERMATITIS AND ANY OF OUR FUTURE PRODUCTS MAY FAIL TO GAIN MARKET ACCEPTANCE, WHICH WOULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

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

         We introduced our marketing plan for our psoriasis treatment system in August 2000. Market acceptance of laser treatment of psoriasis, vitiligo and atopic dermatitis depends on our ability to establish, with the medical community, the clinical efficacy of excimer laser technology to treat these disorders. While we have engaged in clinical studies for our psoriasis treatment, we have not had sufficient time to observe the long-term effectiveness or potential side effects of our treatment system for psoriasis, vitiligo and atopic dermatitis.

OUR SUCCESS MAY DEPEND ON THIRD-PARTY REIMBURSEMENT OF PATIENTS' COSTS FOR OUR XTRAC SYSTEM, WHICH COULD RESULT IN PRICE PRESSURE OR REDUCED DEMAND.

         Our ability to market products successfully will depend in part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs are available, third-party payers may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

         To date, we have received approval from approximately 50 health plans in 30 states to reimburse for claims submitted by patients or their doctors for treatment of psoriasis utilizing our XTRAC system. We have also received approval from 8 insurers for reimbursement for treatment of vitiligo utilizing our XTRAC system. We can give no assurance that any other health insurers will agree to any reimbursement policy or that currently reimbursing insurers will not adversely modify their reimbursement policies for the use of our XTRAC system in the future. We intend to seek coverage and reimbursement for the use of our XTRAC system to treat atopic dermatitis, after additional clinical studies are completed. There can be no assurances that we will be in a position to seek reimbursement for the use of our XTRAC system to treat atopic dermatitis, or, if we do, that any health insurers will agree to any reimbursement policy.

         We are in discussions with the payment and coverage staff in the national office of the Centers for Medicare & Medicaid Services, or CMS, (formerly known as the Health Care Financing Administration), and the local Part B Carriers regarding coverage of, and reimbursement for, the costs of treatments for psoriasis utilizing the XTRAC system. This is not a formal request for a national coverage policy, a process that can take from 18 to 24 months to complete. We are pursuing a more informal approach to obtain Medicare reimbursement in an effort to expedite the process. We cannot assure you that a favorable response will be received from CMS or the carriers. If CMS or the carriers do not grant the right to reimbursement, it could have a material adverse effect on our business. We are not yet seeking Medicare coverage for treatment of vitiligo or atopic dermatitis, although we intend to initiate such an effort in the future. We cannot assure you that psoriasis, vitiligo or atopic dermatitis patients will be willing to pay the extra amount required to obtain treatment with our XTRAC system. The failure to achieve this goal could have a material adverse effect on our business operations and financial condition.

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

THE XTRAC SYSTEM IS OUR ONLY MARKETED PRODUCT. IF PHYSICIANS DO NOT ADOPT OUR XTRAC SYSTEM, WE WILL NOT ACHIEVE FUTURE REVENUE GROWTH.

         We commercially introduced our XTRAC system, which consists of a laser system for the treatment of psoriasis, in August 2000. We are highly dependent on XTRAC system revenue because we anticipate that usage for the XTRAC system will account for substantially all our revenue at least through the end of 2002. To achieve increasing revenue, our product must gain recognition and adoption by physicians who treat psoriasis and other skin disorders. The XTRAC system represents a significant departure from conventional psoriasis treatment methods. We believe that physicians will not use our XTRAC system unless they determine, based on published peer-reviewed journal articles, long-term clinical data and their professional experience, that the XTRAC system provides an effective and attractive alternative to conventional means of treatment for psoriasis. Currently, there are only limited peer-reviewed clinical reports and short-term clinical follow-up data on our XTRAC system. Physicians are traditionally slow to adopt new products and treatment practices, partly because of perceived liability risks and uncertainty of third-party reimbursement. If physicians do not adopt our XTRAC system, we may never achieve significant revenues or profitability.

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

         Other than our XTRAC system, our products and any new products we develop in the future face significant developmental, regulatory and financing obstacles. We cannot assure you that we will obtain the necessary financing and regulatory approvals for these products, nor can we assure you that these products will be successful in treating patients or result in commercially viable products. You must consider, based on our limited history, our ability to:

         o obtain the financial resources necessary to develop, test, manufacture and market products;

         o engage and maintain corporate partners to assist in developing, testing, manufacturing and marketing our products;

         o    satisfy the requirements of clinical trial protocols;

         o    establish and demonstrate the clinical efficacy of our products;

         o    obtain necessary regulatory approvals;

         o achieve acceptance by third-party payers for reimbursement for procedures using our devices; and

         o market our products to achieve acceptance and use by the medical community in general.

IF THE EFFECTIVENESS AND SAFETY OF OUR PRODUCTS ARE NOT SUPPORTED BY LONG-TERM DATA, OUR REVENUE COULD DECLINE AND WE COULD BE SUBJECT TO LIABILITY.

         Our products may not be accepted if we do not produce clinical data supported by the independent efforts of clinicians. We received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon the study of a limited number of patients. Also, we have received clearance from the FDA for the use of the XTRAC system to treat vitiligo based on equivalence. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. We may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our revenues could decline and we could be subject to significant liability. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

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

         We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business by:

         o requiring us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all;

         o preventing us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability for damages;

         o consuming a substantial portion of our managerial and financial resources; and

         o resulting in litigation or administrative proceedings that may be costly, whether we win or lose.

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

         Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo and atopic dermatitis, our clearance can be revoked if post-marketing data demonstrates safety issues or lack of effectiveness.

EVEN IF WE OBTAIN THE NECESSARY REGULATORY APPROVALS FOR OUR PRODUCTS FROM FOREIGN GOVERNMENTS, MARKET ACCEPTANCE IN INTERNATIONAL MARKETS MAY DEPEND ON THIRD PARTY REIMBURSEMENT OF PARTICIPANT'S COSTS.

         As of the date of this Report, we have introduced our XTRAC system through our distributors and to end users into markets in the United Kingdom, Germany, Belgium, Denmark, Italy, Spain, Switzerland, South Africa, Saudi Arabia, Israel, India, Columbia, Taiwan, Hong Kong, Korea and Malaysia. We intend to market our products in other international markets. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase more then their contractual obligations. Even if we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets may be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. Although we intend to seek international reimbursement approvals for our products, we cannot assure you that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals in any given market could have a material adverse effect on the acceptance of our products in that market or others.

WE HAVE LIMITED MARKETING EXPERIENCE, AND OUR FAILURE TO BUILD AND MANAGE OUR MARKETING FORCE OR TO MARKET AND DISTRIBUTE OUR PRODUCTS EFFECTIVELY WILL HURT OUR REVENUES AND PROFITS.

         We have limited marketing experience. We currently rely on 5 direct account representatives to market our XTRAC system in the United States. We recently reduced our domestic sales and marketing team, while we are awaiting reimbursement approvals from additional private health care plans. We must achieve these additional approvals and expand this marketing team over the next 24 months to achieve our market share and revenue growth goals. Since we have only recently launched the XTRAC system, our personnel have limited experience marketing the product, and we cannot predict how successful they will be in their marketing efforts. There are significant risks involved in building and managing our marketing force and marketing our products, including our ability:

         o to hire, as needed, a sufficient number of qualified marketing people with the skills and understanding to market the XTRAC system effectively;

         o to adequately train our marketing force in the use and benefits of our system, making them less effective promoters; and

         o to accurately price our treatments using an XTRAC system as attractive alternatives to conventional treatments.

WE HAVE LIMITED EXPERIENCE MANUFACTURING OUR PRODUCTS IN COMMERCIAL QUANTITIES, WHICH COULD ADVERSELY IMPACT THE RATE AT WHICH WE GROW.

         We may encounter difficulties manufacturing our products for the following reasons:

         o we have limited experience manufacturing our products in commercial quantities;

         o we do not have extensive experience manufacturing our products in compliance with the FDA's Quality System Regulation;

         o to increase our manufacturing output significantly, we will have to attract and retain qualified employees, who are in short supply, for assembly and testing operations; and

         o some of the components and materials necessary for manufacturing our products are currently provided by a single supplier.

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

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

         We expect to experience significant growth in the number of our employees and customers and the scope of our operations. This growth may place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

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

WE DO NOT HAVE A STRATEGIC PARTNER TO DEVELOP AND MARKET OUR TMR PRODUCTS.

         In August 1997, we entered into an agreement with Edwards LifeSciences Corporation, or Edwards. Under the terms of this agreement, we granted Edwards exclusive worldwide rights to sell our modified excimer laser and associated disposable products, known as the AL5000M, for the treatment of cardiovascular and vascular disease using the surgical procedure known as transmyocardial revascularization, or TMR. Under the terms of the agreements with Edwards, Edwards had agreed, among other things, to:

         o absorb many of the significant expenses of bringing our TMR products to market;

         o fund the total cost of obtaining regulatory approvals worldwide for the use of the AL5000M for the treatment of cardiovascular and vascular disease; and

         o fund all sales and marketing costs related to the introduction and marketing of the AL5000M to treat cardiovascular and vascular disease.

         In September 1997, Edwards purchased from a third party rights to related patents for the use of an excimer laser to ablate tissue in vascular and cardiovascular applications for $4,000,000. The ablation technology underlying the patents has been successfully used in other applications for many years. In December 1997, we acquired a license to these patent rights from Edwards, thereby entitling us to sell an excimer laser and related products for use in cardiovascular procedures. A license fee was recorded for the $4,000,000 cash payment to Edwards to acquire the license.

         Our strategic relationship with Edwards has terminated, which termination is the subject of certain disputes between Edwards and us. We no longer have a strategic partner to develop and market our TMR system. We do not have sufficient financial resources to conduct the necessary human clinical trials to commercialize the application of the AL5000M for TMR. If we intend to continue to try to bring our AL5000M to market, we will have to seek out other parties for the purpose of financing the conduct of human clinical trials that otherwise would have been paid for by Edwards. We believe that third parties may have an economic incentive to provide such assistance due to the fact that we believe that the AL5000M is technically superior and less expensive than lasers from other manufacturers used for the same medical applications. However, we cannot assure you that we will be able to find another alliance in connection with our AL5000M and even if we do so that such alliance will be on terms as favorable as those of the alliance we had with Edwards.

         In late January, 2001, we learned that on November 10, 2000, Edwards and LaserSight, Inc., or LaserSight, granted a non-exclusive sublicense of the LaserSight license to Spectranetics, Inc., or Spectranetics, without our consent. We believe that the grant of this sublicense violated certain agreements between Edwards and us. We are currently evaluating what measures we should take in connection with these actions by Edwards. We believe that this action by Edwards, if not reversed, may restrict our ability to protect products that we may develop in the cardiovascular field from competition by Spectranetics and others.

         We have been evaluating the various alternatives for exploiting the license with Edwards. During the fourth quarter of 2001, we completed our evaluation and concluded that the projected undiscounted cash flows expected to be derived from this license are less than the carrying value of the license. We also believe that any operations relating to this license will generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, we recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000 associated with the write down of the license agreement with Edwards.

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

IF WE USE HAZARDOUS MATERIALS IN A MANNER THAT CAUSES INJURY OR VIOLATES LAWS, OUR BUSINESS AND OPERATIONS MAY SUFFER.

         Our XTRAC system utilizes a xenon chloride gas mixture under high pressure, which is extremely corrosive. While methods for proper disposal and handling of this gas are well-known, we cannot completely eliminate the risk of accidental contamination, which could cause:

         o    an interruption of our research and development efforts;

         o injury to our employees, physicians, technicians or patients which could result in the payment of damages; or

         o liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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

         Our success depends in part upon the continued service and performance of:

         o    Jeffrey F. O'Donnell, President and Chief Executive Officer; and

         o    Dennis M. McGrath, Chief Financial Officer.

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

POTENTIAL FLUCTUATIONS IN OUR OPERATING RESULTS COULD LEAD TO FLUCTUATIONS IN THE MARKET PRICE FOR OUR COMMON STOCK.

         Our results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

         o    healthcare reform and reimbursement policies;

         o    demand for our products;

         o    changes in our pricing policies or those of our competitors;

         o    increases in our manufacturing costs;

         o the number, timing and significance of product enhancements and new product announcements by ourselves and our competitors;

         o our ability to develop, introduce and market new and enhanced versions of our products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials; and

         o product quality problems, personnel changes, and changes in our business strategy.

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

OUR STOCK PRICE HAS BEEN AND CONTINUES TO BE VOLATILE.

         The market price for our common stock could fluctuate due to various factors. These factors include:

         o    acquisition-related announcements;

         o announcements by us or our competitors of new contracts, technological innovations or new products;

         o    changes in government regulations;

         o    fluctuations in our quarterly and annual operating results; and

         o    general market conditions.

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

ITEM 2.  PROPERTIES

         We entered into a lease on August 4, 1998, with an unaffiliated third party consisting of 11,500 square feet of office space, manufacturing and warehousing located at 2431 Impala Drive, Carlsbad, California, 92008. The term of the lease is 57 months, commencing December 1, 1998. The lease cost is $8,050 per month. There are two five-year options to extend the term of the lease, for a total occupancy of approximately 15 years, if desired by us. The performance of this lease is guaranteed by Investec PMG Capital (formerly known as Pennsylvania Merchant Group, Ltd. and PMG Capital Corp.), or Investec, one of our investment bankers and an affiliate of one of principal stockholders. Our Carlsbad facility houses our manufacturing and development operations for our excimer laser business. Our management believes that this facility will provide adequate space for such business over the four years from the date of this Report and that the location in Carlsbad is convenient for the attraction of skilled personnel in the future, although no assurance can be given to that effect.

         We occupy approximately 1,850 square feet of office space in Radnor, Pennsylvania, which serves as our executive offices. The lease for this property has a 5-year term, commencing April 1, 2000, and provides for a monthly rent ranging from approximately $4,940 per month to $5,555 per month over the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

         We have sued Lastec, Inc., John Yorke and Raymond Thompson in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The title of the case is LASER PHOTONICS, INC., PLAINTIFF, vs. LASTEC, INC., JOHN YORKE AND RAYMOND "TIM" THOMPSON, DEFENDANTS (Case No. CIO-00-4202132). We seek to recover the unpaid principal balance, plus interest, due on a $337,500 promissory note signed by Lastec as part of the consideration for Lastec's purchase of our assets in Orlando, Florida. We sued Yorke and Thompson on their guaranty and to foreclose on a security agreement securing the note, and to recover certain equipment given as security for the note. Lastec, Yorke and Thompson deny liability. Lastec has filed a counterclaim against us seeking to rescind the note and recover the $37,500 deposit Lastec paid for the assets. Lastec alleges that there was no meeting of the minds because we changed the asset purchase agreement after it was signed and further alleges that we failed to deliver all of the assets called for in the asset purchase agreement. We have filed an answer denying these allegations. We intend to vigorously pursue our claims and defend the claims brought against us by Lastec. The matter is set for the non-jury docket in August of this year. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

         We have been sued, along with Lastec, by our former landlord in Orlando, Florida, City National Bank of Florida. The action is filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. Its title is CITY NATIONAL BANK OF FLORIDA, AS TRUSTEE OF LAND TRUST NO. 500-7163, PLAINTIFF, vs. LASER PHOTONICS, INC., AND LASTEC, INC., DEFENDANTS (Case No. CIO-00-9769). It seeks to recover unpaid rent for the facility we occupied prior to the asset sale to Lastec. The rent is unpaid from approximately the date of the sale. We claim that the amount alleged to be due, $143,733.75, is excessive in light of City National's failure to take steps to retake possession of the facility after it was abandoned by Lastec. We also assert that our obligation to pay rent ceased upon the effective date of the asset sale to Lastec. We have filed an answer denying liability and asserting affirmative defenses. We intend to vigorously defend this action. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

         Except as set forth above, we are not aware of any material legal actions, pending or threatened, or any judgment entered against us or any of our executive officers or directors, in his capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the year ended December 31, 2001, our stockholders adopted the following resolutions:

         On December 19, 2001, at our Annual Meeting of Stockholders, our stockholders adopted the following resolutions by the votes set forth below:

         1.   Our six directors were re-elected by the following votes:

          ---------------------- ------------ --------------- ----------------
                    DIRECTOR      VOTES FOR    VOTES AGAINST   VOTES WITHHELD
          ---------------------- ------------ --------------- ----------------
          Warwick Alex Charlton   14,342,392       107,428        4,698,900
          ---------------------- ------------ --------------- ----------------
          Jeffrey F. O'Donnell    14,217,867       231,953        4,698,900
          ---------------------- ------------ --------------- ----------------
          Alan R. Novak           14,332,408       117,412        4,698,900
          ---------------------- ------------ --------------- ----------------
          John J. McAtee, Jr.     14,332,408       117,412        4,698,900
          ---------------------- ------------ --------------- ----------------
          Samuel E. Navarro       14,332,408       117,412        4,698,900
          ---------------------- ------------ --------------- ----------------
          Richard DePiano         14,332,408       117,412        4,698,900
          ---------------------- ------------ --------------- ----------------

         2. An proposed amendment to our certificate of incorporation to authorize a class of up to 5,000,000 shares of preferred stock was not approved.

         3. We approved the appointment by our Board of Directors of Arthur Andersen LLP as independent public accountants for the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 29, 2002, we had 24,179,953 shares of common stock issued and outstanding. Further, we had issued and outstanding options to purchase 3,551,515 shares of common stock, of which 2,503,357 are vested as of the date of this Report, and warrants to purchase up to 2,348,680 shares of common stock.

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

         The following table sets forth quotations for the bid and asked prices for the common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                                        HIGH           LOW
                                                        ----           ---
YEAR ENDED DECEMBER 31, 2000
       First Quarter                                  $  18.44      $  11.88
       Second Quarter                                    16.00          7.56
       Third Quarter                                     16.50         11.00
       Fourth Quarter                                    14.31          4.13

YEAR ENDED DECEMBER 31, 2001
       First Quarter                                  $   7.81      $   3.75
       Second Quarter                                     6.56          3.59
       Third Quarter                                      5.30          0.87
       Fourth Quarter                                     1.85          0.65

YEAR ENDING DECEMBER 31, 2002
       First Quarter                                  $   2.37      $   1.50


         On March 29, 2002, the closing sale price for our common stock in The NASDAQ National Market System was 2.00 per share. As of March 29, 2002, we had 860 stockholders of record, without giving effect to determining the number of stockholders who hold shares in "street name" or other nominee accounts.

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

CERTAIN BUSINESS COMBINATIONS AND OTHER PROVISIONS OF THE CERTIFICATE OF INCORPORATION

         As a Delaware corporation, we are currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, or Section 203. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of 3 years from the date that such person became an interested stockholder unless:

         o the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder;

         o the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or

         o on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         On October 24, 2001, we completed a private placement of 5,040,714 shares of common stock at $1.05 per share and warrants to purchase 1,260,179 shares of common stock at $1.16 per share. We have filed a registration statement for the securities issued in the private placement. We based the per share purchase price of the shares on the closing sale price of our common stock on October 12, 2001, or $1.05 per share. On October 24, 2001, the closing sale price of our common stock was $1.09 per share. We received gross proceeds of $5,292,750 and net proceeds of $4,884,686. We paid Investec and Emerging Growth Equities Limited a commission of approximately $322,000. We have used and intend to continue to use the proceeds of this financing to pay for working capital and other general corporate purchases.

         On March 27, 2001, we completed a private placement to a group of accredited investors, in which we issued 1,230,000 shares of common stock at a per share purchase price of $5.00, resulting in gross proceeds to us of $6,150,000. We have filed a registration statement for the shares issued in the private placement. We based the per share purchase price of the shares on a 13% discount from the closing sale price of our common stock on March 21, 2001, or $5.75 per share. On March 27, 2001, the closing sale price of our common stock was $4.875 per share. We paid a commission of 6.5% of the gross proceeds of the private placement, or $399,750, to Pacific Growth Equities, Inc., or PGE, the placement agent for the transaction. PGE agreed to pay Investec, our investment banker and one of our principal stockholders, 10% of the total placement fee paid to PGE, net of unreimbursed expenses paid in the private placement.

         During 2001, we granted options to various of our directors, employees and consultants, as follows: (i) options to purchase up to 673,500 shares of common stock under our 2000 Stock Option Plan at a weighted average exercise price of $1.96 per share; (ii) options to purchase up to 100,000 shares of common stock under our Non-Employee Director Stock Option Plan at a weighted average exercise price of $5.625 per share; and (iii) options to purchase up to 98,000 shares of common stock to certain of our technical consultants at a weighted average exercise price of $2.65 per share.

         We believe that all of the foregoing issuances of securities were made solely to accredited investors in transactions exempt from registration under
Section 4(2) of the Securities Act.

SHARES ELIGIBLE FOR FUTURE SALE

         As of March 29, 2002, we had issued and outstanding 24,179,953 of common stock. All issued and outstanding shares of common stock are currently freely tradable or eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act or are the subject of registration statements, except that 609,268 of such shares are held by our affiliates. Further, we have issued and outstanding options to purchase up to 3,551,515 shares of common stock, 2,503,357 of which are currently exercisable, and warrants to purchase up to 2,348,680 shares of common stock.

         Holders of restricted securities must comply with the requirements of Rule 144 in order to sell their shares in the open market. In general, under Rule 144, as currently in effect, any of our affiliates and any person (or persons whose sales are aggregated) who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market, within any three-month period, in brokerage transactions or to market makers a number of shares that does not exceed the greater of: (i) 1% of the then outstanding shares of our common stock (approximately 241,800 shares), or
(ii) the average weekly trading volume reported in the principal market for our common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on manner of sale, notice requirement and availability of current public information about us. Non-affiliates who have held their restricted shares for two years are entitled to sell their shares under Rule 144, without regard to any of the above limitations, provided they have not been one of our affiliates for the three months preceding such sale.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The Selected Consolidated Financial Data for the years ended December 31, 1997 through 2001 set forth below are derived from our Consolidated Financial Statements and Notes thereto. The Consolidated Balance Sheets as of December 31, 2001 and 2000 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2001, appear elsewhere in this Report. The Selected Consolidated Financial Data are qualified in their entirety by reference to, and should be read in conjunction with, the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                             YEAR ENDED DECEMBER 31,
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    2001        2000        1999        1998         1997
                                                  ---------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
Revenues ......................................   $  4,730    $    969    $     99    $    769    $    855
Costs and expenses.............................
   Costs of revenues, excluding depreciation ..      1,338         429           4         291          19
   Selling, general and administrative ........     13,266      10,365       4,342       3,057         634
   Research and development ...................      2,017       3,015       2,061       1,079         400
   Depreciation and amortization ..............      2,179         835       1,017       1,041         650
   Asset Impairment Charge ....................      1,958          --          --          --          --
                                                  ---------   ---------   ---------   ---------   ---------
   Loss from continuing operations
   before interest and other income,
   net and income taxes .......................    (16,028)    (13,675)     (7,325)     (4,699)       (848)
Interest income ...............................        239         580          --          --          --
Interest expense ..............................        (25)        (13)     (1,849)       (337)       (199)
Other income, net .............................         77         362         111          11          --
                                                  ---------   ---------   ---------   ---------   ---------
   Loss from continuing operations
   before income taxes ........................    (15,738)    (12,746)     (9,063)     (5,024)     (1,047)
Income tax expense ............................         --          --           5           3           2
                                                  ---------   ---------   ---------   ---------   ---------
   Loss from continuing operations ............    (15,738)    (12,746)     (9,068)     (5,027)     (1,049)
Discontinued operations........................
   Loss from discontinued operations ..........         --        (369)       (852)       (881)     (1,258)
   Loss on sale of discontinued operations ....         --        (277)         --          --          --
                                                  ---------   ---------   ---------   ---------   ---------
   Loss from discontinued operations ..........         --        (646)       (852)       (881)     (1,258)
                                                  ---------   ---------   ---------   ---------   ---------
Net loss ......................................   $(15,738)   $(13,392)   $ (9,920)   $ (5,909)   $ (2,307)
                                                  =========   =========   =========   =========   =========
Basic and diluted net loss per share...........
   Continuing operations ......................   $  (0.80)   $  (0.81)   $  (0.81)   $  (0.54)   $  (0.16)
   Discontinued operations ....................         --       (0.04)      (0.08)      (0.10)      (0.19)
                                                  ---------   ---------   ---------   ---------   ---------
   Basic and diluted net loss per share .......   $  (0.80)   $  (0.85)   $  (0.89)   $  (0.64)   $  (0.35)
                                                  =========   =========   =========   =========   =========
Shares used in computing basic and diluted
net loss per share(1) .........................     19,771      15,755      11,208       9,288       6,531
                                                  =========   =========   =========   =========   =========
BALANCE SHEET DATA (AT PERIOD END):
Cash and short-term investments ...............   $  4,067    $  9,561    $  4,536    $    174    $  1,226
Working capital (deficit) .....................      5,546       9,273       1,529      (2,865)         15
Total assets ..................................     15,585      19,871       9,706       5,677       7,808
Long-term debt (net of current portion) .......         --          20          44          70         283
Stockholders' equity ..........................     12,710      17,768       5,274       1,841       4,929

----------

(1) Common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE REPORT, ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF PHOTOMEDEX, INC., A DELAWARE CORPORATION (REFERRED TO IN THIS REPORT AS "WE," "US" OR "OUR") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE COMMISSION, REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER "RISK FACTORS."

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW OF BUSINESS OPERATIONS

         We are engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis, vitiligo and atopic dermatitis.

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

         Our excimer laser power source was developed to perform a variety of material processing applications. Our overall system, known as the pulsed excimer laser, was approved by the FDA under an investigational device exemption for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass grant surgery. We chose not to pursue completion of the exemption due to the lack of funds to pay the costs of, and to recruit patients into, the necessary studies. In connection with the cardiovascular and vascular uses of the excimer laser technology, on August 19, 1997, we entered into a strategic alliance with Edwards for the manufacture and marketing of excimer laser products for an experimental procedure known as transmyocardial revascularization, or TMR. In 1997, we had paid Edwards $4,000,000 to acquire a license related to this technology from Edwards. Our strategic relationship with Edwards has terminated, and we have no current business plan to commercialize our excimer laser system for TMR. We have been evaluating the various alternatives for exploiting the license. During the fourth quarter of 2001, we completed our evaluation and concluded that the projected undiscounted cash flows expected to be derived from this license are less than the carrying value of the license. We also believe that any operations relating to this license will generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, we recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000 associated with the write down of the license agreement with Edwards.

         In connection with our current business plan, our initial medical applications for our excimer laser technology are intended to be used in the treatment of psoriasis, vitiligo and atopic dermatitis. In January 2000, we received approval of our 510(k) submission from the FDA relating to the use of our XTRAC system for the treatment of psoriasis. The 510(k) establishes that our XTRAC system has been determined to be substantially equivalent to currently marketed devices for purposes of treating psoriasis. On March 1, 2001, we received the first FDA approval to market our XTRAC system for the treatment of vitiligo. In August 2001, we received the first FDA approval to market our XTRAC system for the treatment of atopic dermatitis.

         In August 2000, after significant progress toward completing beta testing of our psoriasis products, we shipped our first four XTRAC systems to dermatologists for commercial use. During fiscal 2001, we continued in our concerted effort to commercialize the XTRAC phototherapy system by refining the laser design and enhancing reliability. These efforts allowed us to obtain certain levels of acceptance by the insurance reimbursement community. To date, we have received approval from approximately 50 health plans in 30 states to reimburse for claims submitted by patients or their doctors for treatment of psoriasis utilizing our XTRAC system. We have also received approval from 8 insurers for reimbursement for treatment of vitiligo utilizing our XTRAC system. As of December 31, 2001, we have generated cumulative revenues of $896,458 from the phototherapy treatment system usage and $4,173,500 from sales of XTRAC systems.

         As a part of our commercialization strategy in the United States, we are providing our XTRAC system to targeted dermatologists at no capital cost to them. We believe that this strategy will create substantial incentives for these dermatologists to adopt our XTRAC system and will accelerate further market penetration. We expect to receive a recurring stream of revenue from per-treatment charges to dermatologists for use of our XTRAC system. However, we have decided to limit our domestic placement of lasers until we obtain broader approvals for reimbursement for treatment utilizing our XTRAC system. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through our distributors and placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream.

DISCONTINUED OPERATIONS

         To facilitate our focus on excimer laser technology, we sold certain of our non-excimer laser assets, which were related to our business operations at our Orlando, Florida and Wilmington, Massachusetts facilities. As of May 4, 2000, we sold certain assets, including certain patents related to non-excimer laser products related to our Florida business operations, to Lastec, Inc., or Lastec, for a purchase price of $375,000. Lastec is not affiliated with us. We have discontinued our Florida operations. Lastec paid us a deposit of $37,500, and executed a secured promissory note in the principal amount of $337,500, payable in 3 installments, all of which were due prior to December 31, 2000 and are in default. The promissory note accrues interest at the rate of 8% per annum. The promissory note is secured by the assets assigned by us to Lastec in connection with the transaction, and is guaranteed by the two principals of Lastec. As of the date of this Report, we have not received any payments due under the secured promissory note. We filed an action against Lastec and its principals to collect on the secured promissory note and for breach of the related asset purchase agreement. Lastec has filed a counterclaim against us seeking to rescind the note and recover the $37,500 deposit Lastec paid for the assets. We have filed an answer denying these allegations. The promissory note has been written off and was included in the loss on sale of discontinued operations. Any gain resulting from future payments received by us will be recognized when received.

         Further, we completed the sale of certain assets and the grant of an exclusive license for certain patents related to non-excimer lasers related to our Massachusetts business operations to Laser Components GmbH, for a purchase price of $213,000. Laser Components is not affiliated with us. In addition, Laser Components assumed our prospective obligations under our Massachusetts office lease. We have discontinued our Massachusetts operations.

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

         Management's decision to suspend these business operations is consistent with our new business strategy and has resulted in the discontinuance of business operations. Revenues from discontinued operations during the years ended December 31, 2000 and 1999 were approximately $189,000 and $1,110,000, respectively. Loss from discontinued operations during the years ended December 31, 2000 and 1999 were approximately $369,000 and $852,000, respectively. There were no revenues or losses from discontinued operations for the year ended December 31, 2001.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth certain unaudited financial data for each of the quarters within the twelve months ended December 31, 2001 and 2000. This information has been derived from our Consolidated Financial Statements, and in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

STATEMENT OF OPERATIONS DATA:                                              (Unaudited)
                                                              (In Thousands, Except Per Share Data)
2001 Quarter Ended                                    Mar. 31        Jun. 30        Sep. 30          Dec. 31
---------------------------------------------------------------------------------------------------------------
Revenues                                          $      1,221    $      2,091    $        803    $        615
                                                  -------------------------------------------------------------
Loss from operations                                    (3,841)         (3,358)         (3,656)         (4,883)
                                                  -------------------------------------------------------------
Net loss                                          $     (3,841)   $     (3,358)   $     (3,656)   $     (4,883)
                                                  =============================================================
Basic and diluted loss per share:
Continuing operations                             $      (0.21)   $      (0.18)   $      (0.19)   $      (0.22)
Discontinued operations                                     --              --              --              --
                                                  -------------------------------------------------------------
Basic and diluted net loss per share              $      (0.21)   $      (0.18)   $      (0.19)   $      (0.22)
                                                  =============================================================
Shares used in computing basic loss per share
                                                    17,916,009      19,130,062      19,138,027      22,871,772
                                                  =============================================================


STATEMENT OF OPERATIONS DATA:                                              (Unaudited)
                                                              (In Thousands, Except Per Share Data)
2000 Quarter Ended                                    Mar. 31        Jun. 30        Sep. 30          Dec. 31
---------------------------------------------------------------------------------------------------------------
Revenues                                          $         --    $        570    $         59    $        340
                                                  -------------------------------------------------------------
Loss from continuing operations                         (2,761)         (2,625)         (3,085)         (4,275)
Loss from discontinued operations                         (349)            (20)             --              --
Loss on sale of discontinued operations                     --            (277)             --              --
                                                  -------------------------------------------------------------
Net loss                                          $     (3,110)   $     (2,922)   $     (3,085)   $     (4,275)
                                                  =============================================================
Basic and diluted loss per share:
Continuing operations                             $      (0.20)   $      (0.17)   $      (0.19)   $      (0.24)
Discontinued operations                                  (0.03)          (0.02)             --              --
                                                  -------------------------------------------------------------
Basic and diluted net loss per share              $      (0.23)   $      (0.19)   $      (0.19)   $      (0.24)
                                                  =============================================================
Shares used in computing basic and diluted loss
   per share                                        13,593,171      15,422,148      16,527,065      17,477,303
                                                  =============================================================


RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. We generated revenues of $4,730,458 during the year ended December 31, 2001, of which $856,958 was generated from treatments performed with our XTRAC system, and $3,873,500 was generated from sales of our excimer lasers to distributors and end users outside of the United States. As of December 31, 2001, we have shipped approximately 150 excimer laser systems to dermatologists for commercial use in the United States. We generated revenues of $968,771 during the year ended December 31, 2000, of which $629,271 related to the sale of laser equipment in connection with the Edwards Agreement. During the fourth quarter of 2000, we generated $39,500 in revenues from treatments performed with our XTRAC system. In addition, during the fourth quarter of 2000, we sold four of our excimer lasers for $300,000 to a distributor outside of the United States. As of December 31, 2000, we had shipped 66 XTRAC systems to dermatologists for commercial use in the United States.

         Cost or revenues increased to $1,338,240 during the year ended December 31, 2001 from $428,520 during the year ended December 31, 2000. Cost of revenues during the year ended December 31, 2001 primarily related to the manufacturing costs of the XTRAC laser equipment sold outside of the United States. Cost of revenues during the year ended December 31, 2000 primarily related to the costs of the laser equipment sold in connection with the Edwards agreement.

         Selling, general and administrative expenses during the year ended December 31, 2001 increased to $13,266,157 from $10,364,755 during the year ended December 31, 2000. The increase primarily related to the building of our infrastructure to enable us to implement our business plan to commercialize our XTRAC treatment system, as well as increases to our allowance for uncollectible accounts. Specifically, this increase from 2000 included consulting and professional fees related to marketing expenses necessary to promote our XTRAC systems, increased salaries and related costs associated with a larger sales and marketing staff and overhead expenses with respect to infrastructure.

         Research and development during the year ended December 31, 2001 decreased to $2,016,919 from $3,015,018 during the year ended December 31, 2000. This decrease related primarily to the reduced spending requirements needed to complete the refinements needed in the laser that had been brought to market in fiscal 2000. Research and development expenses for the year ended December 31, 2001 primarily related to the enhancement of our excimer laser systems for our psoriasis, vitiligo and atopic dermatitis. Additionally, research and development expenses in 2000 included the write off of our TMR inventory of approximately $140,000.

         Depreciation and amortization during the year ended December 31, 2001 increased to $2,178,585 from $835,143 during the year ended December 31, 2000. These amounts primarily related to the amortization of the license fee from Edwards and the depreciation of lasers placed in service during the year. As a result of our purchase of the remaining 23.9% of Acculase, Inc., a California corporation, or Acculase, our wholly-owned subsidiary, on August 31, 2000, amortization increased. The 2000 amount includes four months of amortization associated with the intangible assets related to this transaction, whereas the 2001 amount included 12 months of amortization.

         We recorded an asset impairment charge in the fourth quarter of 2001 of $1,958,333 associated with the write down of the license agreement with Edwards. See Note 9 to Consolidated Financial Statements.

         Net interest income during the year ended December 31, 2001 was $213,333, as compared to $567,129 for the year ended December 31, 2000. Net interest income during the year ended December 31, 2001 and 2000 related primarily to interest earned on invested cash balances from the proceeds of private placements of our securities.

         Other income during the year ended December 31, 2001 decreased to $76,840 from $362,014 during the year ended December 31, 2000. Other income for the year ended December 31, 2000 related to the forgiveness of selected payables by certain of our creditors.

         As a result of the foregoing, we incurred a net loss of $15,737,603 during the year ended December 31, 2001, as compared to a net loss of $13,392,064 during the year ended December 31, 2000. We incurred a loss from continuing operations of $15,737,603 during the year ended December 31, 2001, as compared to a loss from continuing operations of $12,745,522 during the year ended December 31, 2000. These increased losses were primarily the result of the $1,958,333 charge to continuing operations associated with the write down of the license agreement with Edwards.

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

         Research and development during the year ended December 31, 2000 increased to $3,015,018 from $2,061,241 during the year ended December 31, 1999. This increase primarily related to the increased amount of funds available for research expenses during 2000. Research and development expenses for the year ended December 31, 2000 primarily related to the development of our excimer laser systems for our psoriasis, vitiligo and TMR products. Additionally, research and development expenses in 2000 included the write off of our TMR inventory of approximately $140,000. Research and development expenses for the year ended December 31, 1999 primarily related to the development of our psoriasis laser systems and also included expenses related to additional testing to meet CE Mark and Underwriter's Laboratory, or UL, standards for our excimer lasers.

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

         In 1997, our strategy changed to focus our efforts on excimer laser technology. We began to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         On March 27, 2001, we completed a private offering of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000 and net proceeds of $4,884,686. The closing sale price of the common stock on the date that the transaction was negotiated was $5.75 per share, and on March 27, 2001, the closing date of the transaction was approximately $4.875 per share. We paid PGE a commission of 6.5% of the gross proceeds, or approximately $400,000. We intend to use and have used the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products) and research and development expenses, and working capital.

         On October 24, 2001, the Company completed a private offering of 5,040,714 shares of common stock at $1.05 per share and warrants to purchase 1,260,179 shares of Common Stock at $1.16 per share. We have filed a registration statement for the securities issued in the private placement. We based the per share purchase price of the shares on the closing sale price of our common stock on October 12, 2001, or $1.05 per share. On October 24, 2001, the closing sale price of our common stock was $1.09 per share. The Company received gross proceeds of $5,292,750 and net proceeds of $4,884,686. We paid Investec and Emerging Growth Equities Limited a commission of approximately $322,000. We have used and intend to continue to use the proceeds of this financing to pay for working capital and other general corporate purchases.

         At December 31, 2001, the ratio of current assets to current liabilities was 2.93 to 1.00 compared to 5.45 to 1.00 at December 31, 2000. As of December 31, 2001, we had $5,545,529 of working capital.

         Cash and cash equivalents and short-term investments were $4,066,820 as of December 31, 2001, as compared to $9,561,040 as of December 31, 2000. This decrease was primarily attributable to the investment spending required to bring our XTRAC laser to market and sales and marketing expenditures necessary in the commercialization process.

         We believe that our existing cash balance, together with our existing financial resources, and any revenues from our sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into the first quarter of 2003. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

         As of December 31, 2001, we had borrowings in the aggregate amount of $65,017. As of December 31, 2000, we had borrowings in the aggregate amount of $86,292. The decrease in long-term borrowings relates to the normal scheduled repayment of long-term obligations.

         Net cash used in operating activities was $13,163,492 and $13,266,143 for the years ended December 31, 2001 and 2000, respectively. Net cash used in operating activities during the year ended December 31, 2001 and 2000 primarily consisted of net losses, decreases in net current liabilities (2000 only) and increases in accounts receivable and inventory (2001 only), offset by depreciation and amortization, and the payment in our securities (including common stock, options and warrants) of fees for services to consultants.

         Net cash used in investing activities was $719,519 and $3,980,006 for the year ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001, we utilized $120,679 to acquire equipment for our excimer laser business operations. We also used $2,598,840 associated with the building of our psoriasis treatment lasers. We received proceeds of $2,000,000 from the sale of our short-term investments. For the year ended December 31, 2000, we utilized $190,651 to acquire equipment for our excimer laser business operations. We also used $1,630,440 for the building of our psoriasis treatment lasers. We received proceeds of $250,500 from the sale of certain assets related to our discontinued Florida and Massachusetts operations. We also purchased short-term investments in the amount of $2,000,000.

         Net cash provided by financing activities was $10,388,791 and $20,271,632 during the year ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001 we received $5,506,442 from the net proceeds of the sale of 1,230,000 shares of common stock in connection with the March 2001 financing, $4,884,686 from the net proceeds of the sale of 5,040,714 shares of common stock in connection with the October 2001 financing, $236,320 from the issuance of notes payable, $18,938 from the exercise of stock options, which was offset by utilization of $257,595 for the payment of certain debts. In the year ended December 31, 2000, we received $14,259,491 from the net proceeds of the sale of 1,409,092 shares of common stock in connection with the March 16, 2000 financing, $215,548 from the issuance of notes payable, $3,970,690 from the exercise of stock options and $2,075,489 from the exercise of warrants, which was offset by the utilization of $249,586 for the payment of certain debts.

         Our ability to expand our business operations is currently dependent on financing from external sources. There can be no assurance that changes in our manufacturing and marketing, research and development plans or other changes affecting our operating expenses and business strategy will not result in the expenditure of such resources before such time or that we will be able to develop profitable operations prior to such date, or at all, or that we will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and our management does not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, or FASB, approved Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of goodwill. However, we will be required to test goodwill for impairment under the new standard beginning in 2002, which could have an adverse effect on our future results of operations if an impairment occurs. The net book value of intangible assets at December 31, 2001 was $3,669,823. Amortization of goodwill for 2001 and 2000 was $339,744 and $113,248, respectively.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset, and subsequently depreciated over its useful life. The adoption of SFAS No. 143 is not anticipated to have a material impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model based on the framework set forth in SFAS No. 121 for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We are required to adopt SFAFS No. 144 for fiscal year 2003. However, its early application is permitted. The adoption of SFAS No. 144 is not anticipated to have a material impact on our financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories and impairment of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

         REVENUE RECOGNITION. We have two distribution channels for our phototherapy treatment equipment. We will either:

         o sell our XTRAC systems through a distributor or directly to a physician, or

         o place our XTRAC systems in a physician's office (at no charge to the physician) and charge the physician a fee for each time the XTRAC system is used for a patient treatment.

When we sell an XTRAC system to a distributor or directly to a physician, we recognize revenue upon shipment of the product. We do not allow products to be returned by our distributors. When we place the XTRAC system in a physician's office, we recognize service revenues each time the XTRAC system is used for a patient treatment. The physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues until the treatment occurs.

         INVENTORY. We will write down our inventory, if necessary, by estimating the potential for future loss based on a variety of factors, including the quantity of particular items, their prospect for replacement or obsolescence and the difference between cost and market value. If actual market conditions were to be less favorable than those projected by management, inventory write-downs would be required.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of our receivables are due from various distributors located outside of the United States. From time to time, our clients dispute the amounts due to us, and, in other cases, our clients experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer specific factors.

         INTANGIBLES. Our balance sheet includes goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business. As of December 31, 2000 and 2001, we had $6,587,374 and $3,697,244, respectively, of goodwill and other intangibles, accounting for 33% and 24% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make our estimates and assumptions that affect our consolidated financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our audited Consolidated Financial Statements and related Notes, including our consolidated balance sheets at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, included elsewhere in this Report, have been so included in reliance on the report of Arthur Andersen LLP, independent public accountants, for the year ended December 31, 2001 and 2000, and by Hein + Associates LLP, independent public accountants, for the year ended December 31, 1999, given on the authority of such firms as experts in auditing and accounting.

         The financial statements required by this Item 8 are included elsewhere in this Report and incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 4, 2000, we terminated our relationship with Hein + Associates LLP, as our principal independent accountants. The decision to terminate Hein + Associates LLP as our principal independent accountants was approved by our Board of Directors on May 4, 2000. In connection with the audits for the three most recent fiscal years ended December 31, 1999, 1998 and 1997, and the subsequent interim period through May 4, 2000, there were no disagreements between Hein + Associates LLP and us, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hein + Associates LLP would have caused Hein + Associates LLP to make reference in connection with its report for the related periods with respect to the subject matter of the disagreement. The audit reports of Hein + Associates LLP on our consolidated financial statements, as of and for the fiscal year ended December 31, 1999, did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth information regarding our current directors and executive officers:

NAME                     AGE    POSITION
----                     ---    --------

Warwick Alex Charlton     42    Non-Executive Chairman of the Board of Directors
Jeffrey F. O'Donnell      42    Director, President and Chief Executive Officer
Dennis McGrath            45    Chief Financial Officer and Vice President -
                                Finance and Administration
John J. McAtee, Jr.       65    Director
Alan R. Novak             67    Director
Samuel E. Navarro         46    Director
Richard DePiano           60    Director

         WARWICK ALEX CHARLTON was appointed to the Board of Directors and became the Non-Executive Chairman of the Board of Directors on March 8, 1999. Mr. Charlton is the Managing Director of True North Partners LLC, a venture capital firm with a specialty in the health care field. Mr. Charlton has 20 years of business experience, consisting of approximately ten years of line management experience and ten years in the consulting profession (previously with Booz Allen & Hamilton and the Wilkerson Group). Mr. Charlton received an honors degree in Marketing from the University of Newcastle and an MBA form Cranfield Institute of Technology. Mr. Charlton was formerly a Vice President of CSC Healthcare, Inc.

         JEFFREY F. O'DONNELL joined us in November 1999 as our President and Chief Executive Officer and has served as a member of our Board of Directors since that date. Prior to joining us, he worked at Radiance Medical Systems as its Vice President of Sales and Marketing from 1995 to 1997, and from 1997 to 1999, served as its President and Chief Executive Officer. Previously, from 1994 to 1995, Mr. O'Donnell held the position of President and Chief Executive Officer of Kensey Nash Corporation, a manufacturer of Cardiology Products. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant and Johnson & Johnson Orthopedic. Mr. O'Donnell also currently serves as an outside member of the boards of directors of Radiance Medical Systems, Escalon Medical Corporation and Replications Medical.

         DENNIS M. MCGRATH was appointed Chief Financial Officer and Vice President-Finance and Administration in January 2000. From September 1999 to January 2000, Mr. McGrath served as the Chief Financial Officer of the Think New Ideas division of AnswerThink Consulting Group, Inc., a public company specializing in installing and managing computer systems and software. From September 1996 to September 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President-Operations of TriSpan Internet commerce solutions, a technology consulting company. Mr. McGrath is a certified public accountant and graduated with a B.S. in accounting from La Salle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a Certified Public Accountant.

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

         SAMUEL E. NAVARRO was appointed to our Board of Directors in January 2000. Mr. Navarro is an acknowledged authority on the medical device and health care business and since March 2001 has served as the Managing Director of the Galleon Group, a $5 billion hedge fund based in New York City. Prior to joining Galleon, Mr. Navarro was the Global Head of Health Care Corporate Finance at ING Barings. Prior to joining ING Barings, in1998, Mr. Navarro was managing director of equity research for the medical technology sector for the Union Bank of Switzerland. Mr. Navarro holds a B.S. in engineering from the University of Texas, an M.S. degree in engineering from Stanford University and an M.B.A. from the Wharton School.

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

         DAVID B. VASILY, M.D., was appointed to the Advisory Board in October 2000. Dr. Vasily is in private practice in dermatology in Lehigh Valley, Pennsylvania. Dr. Vasily is a Fellow of the American Academy of Dermatology and of the American Academy for Laser Medicine and Surgery. Dr. Vasily has published approximately 20 articles and chapters in his field. Dr. Vasily holds a B.S. from Moravian College and an M.D. from the State University of New York at Buffalo.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our common stock. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2001.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation of certain of our executive officers, including our Chief Executive Officer and all executive officers, or the Named Executives, whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 2001, 2000 and 1999:

                                ANNUAL COMPENSATION            LONG TERM COMPENSATION AWARDS        PAYOUTS
                                                          OTHER                                       ALL
                                                          ANNUAL   RESTRICTED   SECURITIES           OTHER
                                                          COMPEN     STOCK      UNDERLYING  LTIP     COMPEN
                                                          SATION     AWARDS      OPTIONS/  PAYOUTS   SATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY($)  BONUS ($)    ($)         ($)       SARS (#)    ($)      ($)

Jeffrey F. O'Donnell(1)      2001   350,000    140,000    12,000        0        125,000      0        0
                             2000   285,697    126,500    12,000        0        125,000      0        0
                             1999    35,632          0     2,000        0        650,000      0        0

Dennis M. McGrath (2)        2001   285,000    114,000    12,000        0        110,000      0        0
                             2000   205,961     82,500    12,000        0        350,000      0        0

Raymond A. Hartman (CEO)(3)  1999   248,546          0    12,000        0              0      0        0

Chaim Markheim (CFO)(4)      1999   227,962          0   137,100        0        180,000      0        0

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

         EMPLOYMENT AGREEMENT WITH JEFFREY F. O'DONNELL. As of November 19, 1999, we entered into a three-year employment agreement with Jeffrey F. O'Donnell to serve as our President and Chief Executive Officer. Mr. O'Donnell's current base salary is $350,000 per year, subject to upward adjustment from time to time by the Board of Directors. Mr. O'Donnell was granted options to acquire up to 650,000 shares of our common stock at an exercise price of $4.625. Of these options, 525,000 are currently vested and 125,000 previously have been exercised. Under the employment agreement and the option agreement, if we terminate Mr. O'Donnell, other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay ranging from one to two years' compensation, and 100% of all unvested options will vest immediately.

         EMPLOYMENT AGREEMENT WITH DENNIS M. MCGRATH. As of November 24, 1999, we entered into a three-year employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President of Finance and Administration. Mr. McGrath's current base salary is $285,000 per year, subject to upward adjustment from time to time by the Board of Directors. In addition, Mr. McGrath was granted, as of November 24, 1999, options to acquire up to 350,000 shares of our common stock at an exercise price of $5.50. All of these options are currently vested. Under the employment agreement and the option agreement, if we terminate Mr. McGrath, other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay ranging from one to two years' compensation, and 100% of all unvested options will vest immediately.

OPTION/SAR GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options to certain of our executive officers, including the Named Executives for the year ended December 31, 2001:


                                                                             POTENTIAL REALIZABLE
                                                                               VALUE AT ASSUMED
                                                                                ANNUAL RATE OF
                                                                           STOCK PRICE APPRECIATION
                             INDIVIDUAL GRANTS                               FOR OPTION TERM (1)
-------------------------------------------------------------------------------------------------

         (a)               (b)            (c)           (d)          (e)         (f)       (g)
                        NUMBER OF     % OF TOTAL
                        SECURITIES   OPTIONS/SARS
                        UNDERLYING    GRANTED TO    EXERCISE OR
                       OPTIONS/SARS  EMPLOYEES IN   BASE PRICE    EXPIRATION
         NAME          GRANTED (#)    FISCAL YEAR  ($/SHARE) (1)   DATE (1)    5% ($)    10% ($)
-------------------------------------------------------------------------------------------------

Jeffrey F. O'Donnell
                         125,000          19%          1.05        12/10/06    163,750   241,250
Dennis M. McGrath        110,000          16%          1.05        12/10/06    144,100   212,300

-------------------


         1. This chart assumes a market price of $1.85 for the common stock, the closing sale price for our common stock in the NASDAQ National Market System, as of December 31, 2001, as the assumed market price for the common stock with respect to determining the "potential realizable value" of the shares of common stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Our common stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the common stock.

OPTION EXERCISES AND YEAR-END VALUES

         The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for certain of the Named Executives held by them at December 31, 2001:

                         SHARES                     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                       ACQUIRED      VALUE         UNDERLYING UNEXERCISED        IN THE MONEY OPTIONS
       NAME           ON EXERCISE  REALIZED(1)  OPTIONS AT DECEMBER 31, 2001    AT DECEMBER 31,2001(2)
--------------------  -----------  -----------  ----------------------------  --------------------------
                                                 EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                                -------------  -------------  -----------  -------------

Jeffrey F. O'Donnell       0           0           554,063        210,937       $-0-       $100,000
Dennis M. McGrath          0           0           389,063        195,937        -0-         88,000

-----------------

(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the NASDAQ National Market System on the date of exercise and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the common stock in the NASDAQ National Market System on December 31, 2001 ($1.85 per share) and any lesser exercise price.

2000 STOCK OPTION PLAN

         GENERAL. The 2000 Stock Option Plan was adopted by the Board of Directors on May 15, 2000, and was approved by our stockholders on July 18, 2000. The 2000 Stock Option Plan was amended on October 16, 2000. We have reserved for issuance thereunder an aggregate of 1,000,000 shares of common stock. As of the date of this Report, we have granted 897,950 options under the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the grant to our employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, and for the grant to employees and consultants of non-statutory stock options.

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

         ADMINISTRATION OF AND ELIGIBILITY UNDER 2000 STOCK OPTION PLAN. The 2000 Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of common stock to our officers, directors, employees, independent contractors and consultants and those of our subsidiaries as an incentive to remain in the employ of or to provide services to us. The 2000 Stock Option Plan authorizes the issuance of incentive stock options, or ISOs, non-qualified stock options, or NSOs, and stock appreciation rights, or SARs, to be granted by a committee to be established by the Board of Directors, to administer the 2000 Stock Option Plan, or if no such committee is established, then by the Board of Directors, either of which will consist of at least two non-employee directors, as such term is defined under Rule 16b-3 of the Exchange Act, and shall qualify as outside directors, for purposes of Section 162(m) of the Code.

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

         STOCK APPRECIATION RIGHTS. Each SAR granted under the 2000 Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from us, in exchange therefore, an amount equal in value to the excess of the fair market value of the common stock on the date of exercise of one share of common stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of common stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of common stock covered by the SAR or the option, or portion thereof, that is surrendered.

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

         In order to exclude compensation resulting from options granted under the 2000 Stock Option Plan from the $1,000,000 limit on deductibility, the Board of Directors has approved a provision in the 2000 Stock Option Plan which will place a 150,000 share limit on the number of options that may be granted under the 2000 Stock Option Plan to an employee in any fiscal year. This limit is subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like. The purpose of this provision, which is intended to comply with Section 162(m) of the Code and the regulations thereunder, is to preserve our ability to deduct in full any compensation expense related to stock options.

         TERMINATION OF OPTION AND TRANSFERABILITY. In general, any unexpired options and SARs granted under the 2000 Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than 6 months or more than 12 months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less than thirty (30) days or more than 3 months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, until 90 days after the date of such termination. However, the committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services.

         The options and SARs granted under the 2000 Stock Option Plan generally will be non-transferable, except by will or the laws of descent and distribution, except that the committee may permit additional transfers, on a general or specific basis, and may impose conditions and limitations on any such transfers, including transfers to certain members of the optionee's immediate family or certain of their related entitles.

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

COMPENSATION AND AUDIT COMMITTEES; COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION

         The Board of Directors has a Compensation Committee comprised of John
J. McAtee, Jr., Alan R. Novak and Warwick Alex Charlton, and an Audit Committee comprised of Warwick Alex Charlton, John J. McAtee, Jr. and Richard DePiano. Messrs. McAtee and DePiano may be deemed to be outside/non-employee directors. The Board of Directors has a standing committee on nominations consisting of Messrs. O'Donnell, Charlton and McAtee.

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

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

         We have obtained directors' and officers' liability insurance with a $5,000,000 limit of liability. The policy period expires on February 25, 2003. We intend to renew such policy or obtain comparable coverage after the expiration of such policy. However, there can be no assurances to this effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of our common stock as of March 29, 2002:

         o each stockholder who is known by us to own beneficially 5% or more of our common stock;

         o each of our directors and each of the officers named in Item 10 - "Directors and Executive officers of the Registrant," or the Named Executives, of this Report; and

         o    all of our directors and executive officers as a group.

                                                                                     PERCENTAGE
                                                                                      OF SHARES
                                                                  NUMBER OF SHARES   BENEFICIALLY
                NAME AND ADDRESS OF BENEFICIAL OWNER (1)         BENEFICIALLY OWNED   OWNED (1)
         ------------------------------------------------------  ------------------   ---------
         Warwick Alex Charlton (2)                                    215,000             *
         Jeffrey F. O'Donnell (3)                                     575,479          2.33
         Dennis M. McGrath (4)                                        392,063          1.60
         Alan R. Novak (5)                                            185,000             *
         John J. McAtee, Jr. (6)                                      430,000          1.77
         Samuel E. Navarro (7)                                        181,250             *
         Richard DePiano (8)                                           60,000             *
         Joseph E. Gallo, Trustee (9)                               1,641,165          6.79

          All directors and officers as a group (7 persons) (10)    2,038,792          7.96

-----------

*        Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 29, 2002, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 24,179,953 shares of common stock outstanding as of March 29, 2002.

(2) Includes 170,000 shares of common stock owned by True North Partners LLC, of which Mr. Charlton holds a 23.125% indirect equity interest and options to purchase 45,000 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2002. Mr. Charlton's address is 65 Broadway, 7th Floor, New York, NY 10006.

(3) Includes options to purchase up to 575,479 shares of common stock. Does not include options to purchase up to 210,937 shares of common stock, which may vest over the next four years.

(4) Includes 3,000 shares of common stock and options to purchase up to 389,063 shares of common stock. Does not include options to purchase up to 234,907 shares of common stock, which may vest over the next five years.

(5) Includes 28,601 shares of common stock, and options to purchase up to 156,399 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2002. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

(6) Includes 320,000 shares, warrants to purchase up to 25,000 shares and options to purchase up to 85,000 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2002. Mr. McAtee's address is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(7) Includes 63,334 shares, warrants to purchase up to 6,250 shares and options to purchase up to 111,666 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2002. Mr. Navarro's address is 55 East 52nd St., 33rd Floor, New York, New York 10055.

(8) Includes 15,000 shares and options to purchase up to 55,000 shares of common stock. Does not include options to purchase up to 15,000 shares of common stock, which may vest during 2002. Mr. DePiano's address is 351 East Conestoga Road, Wayne, Pennsylvania 19087.

(9) Mr. Gallo has sole voting and dispositive power with respect 1,641,165 shares of common stock he beneficially owns as trustee under certain trusts. Mr. Gallo's address is 600 Yosemite Blvd., Modesto, California 95354.

(10) Includes 609,268 shares of common stock and options and warrants to purchase up to 1,429,523 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN ISSUANCES OF SECURITIES

         On May 11, 1999, we granted warrants to Healthworld Corporation, or Healthworld, of which Steven Girgenti, one of our former directors, is Chairman and Chief Executive Officer, to purchase 174,000 shares of our common stock at an exercise price of $4.69 per share, in exchange for various marketing services to be provided by Healthworld at a discounted rate of $104 per person hour, which is materially less then the normal hourly rate charged by Healthworld for such services. On the date of grant of these warrants, the price of the common stock was $4.69. The warrants were exercised in June 1999.

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

         On December 20, 2000, we granted to each of Richard Hanson and Clifford Kalista, options to purchase up to 25,000 shares of common stock at an exercise price of $4.3125 per share for consulting services rendered to us. On the date of grant, the closing sale price of the common stock was $4.3125 per share. Mr. Kalista is an employee of Investec.

         From July 1998 through May 31, 2000, we granted to Jeffrey P. Berg and Michael R. Matthias, who are partners of our current legal counsel, Luce, Forward, Hamilton & Scripps LLP, options to acquire an aggregate of 43,562 shares of common stock, at an average exercise price of $4.66 per share. In each case, the exercise price of these options was equal to 85% of the trading price of our common stock on the last day of the month in respect of which the options were granted. The options are exercisable for a period of 120 months from the date of grant. These options were issued as a part of a fee agreement between us and such counsel, whereby such counsel received options having an exercise price equal to 20% of its monthly fees in the form of common stock, valued at the closing bid price on the last day of each month. Such counsel agreed to forego collection of such fees in cash, and use the uncollected fees against exercise price of the options. These options were exercised in May 2001.

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

         As of May 11, 1999, we entered into the agreement with Healthworld, for the provision of various services relating to the marketing of our products. The services include: (i) advertising and promotion; (ii) development of market research and strategy; and (iii) preparation and consulting on media and publicity. Compensation for these services is approximately $40,000 per month, plus reimbursement of expenses and payment of a 15% commission on media buys. Services beyond those budgeted by the parties are to cost $104 per person hour. Under a separate agreement, Healthworld agreed to provide, as of October 1, 1999: (i) two fulltime managed-care specialists to make calls on potential customers for a period of seven months at a cost of $30,000 per month; (ii) 20 fulltime sale representatives to market among dermatologists for a period of four months at a cost of $125,000 per month; and (iii) certain general management services for a period of seven months at $10,000 per month. Under separate agreements, Healthworld agreed to provide certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). These agreements are no longer in effect. See "Management."

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

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements
         --------------------

         Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001.

         Financial Statement Schedules
         -----------------------------

         No schedules have been filed as part of this Report. Information relating to Schedule II - Valuation and Qualifying Accounts has been included within the consolidated financial statements or the notes thereto filed with this Report. All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

B.       Reports on Form 8-K
         -------------------

         We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

C.       Other Exhibits
         --------------

     3.1(a)  Certificate of Incorporation, filed on November 3, 1987 (1)
     3.1(b)  Amendment to Certificate of Incorporation, filed onJuly 19, 1999
             (1)
     3.1(c)  Amendment to Certificate of Incorporation, filed on July 22, 1999
             (1)
     3.1(d) Restated Certificate of Incorporation, filed on August 8, 2000(2) 3.2(a) Bylaws (1)
     3.2(b)  Revised Bylaws(2)
       10.1  Lease Agreement (Andover, Massachusetts) (3)
       10.2  Lease Agreement (Orlando, Florida) (1)
       10.3  Lease Agreement (San Diego, California) (4)
    10.4(a) Lease Agreement (Carlsbad, California) dated August 4, 1998 (1) 10.4(b) Guarantee of Lease by Pennsylvania Merchant Group, Ltd. (1)
       10.5  Patent License Agreement between the Company and Patlex Corporation
             (5)
       10.6 Master Technology Agreement between the Company and Baxter Healthcare Corporation, dated July 28, 1997 (6)
       10.7 License Agreement between the Company and Baxter Healthcare Corporation, dated August 19, 1997 (6)
       10.8 Manufacturing Agreement between the Company and Baxter Healthcare Corporation, dated August 19, 1997 (7)
       10.9 Clinical Trial Agreement between Massachusetts General Hospital, R. Rox Anderson and the Company, dated March 17, 1998 (1)
      10.10 Consulting Agreement dated as of January 21, 1998 between the Company and R. Rox Anderson, M.D.(1)
   10.11(a) Asset Purchase Agreement dated January 4, 1999 between the Company and Laser Analytics, Inc. (3)
   10.11(b)  Amendment No. 1 to Asset Purchase Agreement. (3)
      10.12 Employment Agreement with Jeffrey F. O'Donnell, dated November 19, 1999 (1)
      10.13 Employment Agreement with Dennis M. McGrath, dated November 24, 1999 (1)
      10.14 Lease between the Company and Radnor Center Associates, dated April 1, 2000 (1)
      10.15  Healthworld Agreement, dated May 11, 1999 (1)
      10.16  Clinical Trial Agreement, dated July 27, 1999 (Scalp Psoriasis) (1)
      10.17 Clinical Trial Agreement, dated July 27, 1999, and Amendment dated March 1, 2000 (Plaque Psoriasis) (1)
      10.18  Clinical Trial Agreement, dated July 27, 1999 (High Fluence) (1)
      10.19  Clinical Trial Agreement, dated November 15, 1999 (Vitiligo) (1)
      10.20  MGH License Agreement, dated November 26, 1997 (1)
      10.21 Asset Purchase Agreement with Laser Components GmbH, dated February 29,2000 (1)
      10.22  2000 Stock Option Plan (8)
      10.23  2000 Non-Employee Director Stock Option Plan (8)
       16.1  Letter re Change in Certifying Accountant (9)
       21.1  List of subsidiaries of the Company
       23.1  Consent of Arthur Andersen LLP
       23.2  Consent of Hein + Associates LLP
       99.1  Letter re Arthur Andersen LLP representation

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

         Certain documents listed above in Part IV, Item 14 of this Report, as exhibits to this Report on Form 10-K, are incorporated by reference from other documents previously filed by us with the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PHOTOMEDEX, INC.


Date:  April 1, 2002                  By:   /s/ Jeffrey F. O'Donnell
                                            --------------------------------
                                            Jeffrey F. O'Donnell
                                            President, Chief Executive Officer
                                            and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                   Capacity in Which Signed                    Date
        ---------                   ------------------------                    ----


  /s/ Warwick Alex Charlton     Chairman of the Board of Directors          April 1, 2002
----------------------------
Warwick Alex Charlton

  /s/ Jeffrey F. O'Donnell      President, Chief Executive Officer and      April 1, 2002
----------------------------    Director
Jeffrey F. O'Donnell

  /s/ Dennis M. McGrath         Chief Financial Officer (Principal          April 1, 2002
----------------------------    Accounting Officer)
Dennis M. McGrath

  /s/ Alan R. Novak             Director                                    April 1, 2002
----------------------------
Alan R. Novak

  /s/ John J. McAtee, Jr.       Director                                    April 1, 2002
----------------------------
John J. McAtee, Jr.

  /s/ Samuel E. Navarro         Director                                    April 1, 2002
----------------------------
Samuel E. Navarro

  /s/ Richard DePiano           Director                                    April 1, 2002
----------------------------
Richard DePiano

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To PhotoMedex, Inc.:



We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. (formerly Laser Photonics, Inc.) (a Delaware company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                      /s/ Arthur Andersen LLP



Philadelphia, Pennsylvania
February 19, 2002

                          INDEPENDENT AUDITOR'S REPORT


To Stockholders and Board of Directors
PhotoMedex, Inc. and Subsidiaries
Carlsbad, California


         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of PhotoMedex, Inc. (formerly Laser Photonics, Inc.) and subsidiaries (the "Company") for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PhotoMedex, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/Hein + Associates LLP

Orange, California

February 23, 2000

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (formerly Laser Photonics, Inc.)

                           CONSOLIDATED BALANCE SHEETS


                            ASSETS                              December 31,
                            ------                       -----------------------------
                                                              2001            2000
                                                         -------------   -------------
CURRENT ASSETS:
      Cash and cash equivalents                          $  4,066,820    $  7,561,040
      Short-term investments                                       --       2,000,000
      Accounts receivable, net                              1,694,493         287,750
      Inventories                                           2,558,846       1,250,702
      Prepaid expenses and other current assets               100,681         256,053
                                                         -------------   -------------
         Total current assets                               8,420,840      11,355,545
                                                         -------------   -------------

PROPERTY AND EQUIPMENT, NET                                 3,298,154       1,787,065


INTANGIBLES, net of accumulated amortization of
  $564,592 and $141,148                                     3,669,823       4,093,267
LICENSE FEE, net of accumulated amortization of
  $4,000,000 and $1,541,667                                        --       2,458,333
PATENT COSTS, net of accumulated amortization of
  $57,377 and $49,024                                          27,421          35,774

OTHER ASSETS                                                  168,753         140,773
                                                         -------------   -------------
                                                         $ 15,584,991    $ 19,870,757
                                                         =============   =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
      Current portion of notes payable                   $     65,017    $     66,098
      Accounts payable                                      1,862,499         963,521
      Accrued compensation and related expenses               350,429         449,594
      Other accrued liabilities                               427,266         489,149
      Deferred revenues                                       170,100         114,000
                                                         -------------   -------------
         Total current liabilities                          2,875,311       2,082,362
                                                         -------------   -------------

NOTES PAYABLE                                                      --          20,194
                                                         -------------   -------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value, 50,000,000
        shares authorized; 24,179,953 and
        17,847,676 shares issued and outstanding              241,800         178,477
      Additional paid-in capital                           67,245,367      56,652,344
      Accumulated deficit                                 (54,747,204)    (39,009,601)
      Deferred compensation                                   (30,283)        (53,019)
                                                         -------------   -------------
         Total stockholders' equity                        12,709,680      17,768,201
                                                         -------------   -------------
                                                         $ 15,584,991    $ 19,870,757
                                                         =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (formerly Laser Photonics, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Year Ended
                                                 ---------------------------------------------
                                                 December 31,    December 31,    December 31,
                                                     2001             2000            1999
                                                 -------------   -------------   -------------
REVENUES                                         $  4,730,458    $    968,771    $     99,248


COSTS AND EXPENSES:

      Cost of revenues, excluding depreciation      1,338,240         428,520           4,447
      Selling, general and administrative          13,266,157      10,364,755       4,341,986
      Research and development                      2,016,919       3,015,018       2,061,241
      Depreciation and amortization                 2,178,585         835,143       1,016,628
      Asset impairment charge                       1,958,333              --              --
                                                 -------------   -------------   -------------

      Loss from continuing operations before
       interest and other income, net and
       income taxes                               (16,027,776)    (13,674,665)     (7,325,054)

INTEREST INCOME                                       238,531         579,647              --

INTEREST EXPENSE                                      (25,198)        (12,518)     (1,849,369)

OTHER INCOME, net                                      76,840         362,014         111,110
                                                 -------------   -------------   -------------
      Loss from continuing operations before
       income taxes                               (15,737,603)    (12,745,522)     (9,063,313)
                                                 -------------   -------------   -------------

INCOME TAX EXPENSE                                         --              --           4,382
                                                 -------------   -------------   -------------

      Loss from continuing operations             (15,737,603)    (12,745,522)     (9,067,695)

DISCONTINUED OPERATIONS:
      Loss from discontinued operations                    --        (369,141)       (852,372)
      Loss on sale of discontinued operations              --        (277,401)             --
                                                 -------------   -------------   -------------

      Loss from discontinued operations                    --        (646,542)       (852,372)
                                                 -------------   -------------   -------------

NET LOSS                                         $(15,737,603)   $(13,392,064)   $ (9,920,067)
                                                 =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE:
      Continuing operations                      $      (0.80)   $      (0.81)   $      (0.81)
      Discontinued operations                              --           (0.04)          (0.08)
                                                 -------------   -------------   -------------
         Basic and diluted net loss per share    $      (0.80)   $      (0.85)   $      (0.89)
                                                 =============   =============   =============

SHARES USED IN COMPUTING BASIC AND DILUTED
 NET LOSS PER SHARE                                19,770,749      15,754,867      11,207,727
                                                 =============   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F-4

                                  PHOTOMEDEX, INC. AND SUBSIDIARIES
                                  (formerly Laser Photonics, Inc.)

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Common Stock             Additional
                                            -----------------------------      Paid-In
                                                Shares         Amount          Capital
                                            -------------   -------------   -------------

BALANCE, JANUARY 1, 1999                       9,895,684    $     98,957    $ 17,439,904
Allocation of proceeds from notes payable
   due to beneficial conversion feature               --              --       1,115,625
Issuance of warrants                                  --              --         368,900
Compensation recognized upon issuance of
   stock options                                      --              --          78,125
Stock options issued to consultants for
   services                                           --              --         679,947
Stock issued to pay interest                      38,262             382         148,810
Conversion of convertible notes payable,
   net of unamortized debt issuance costs      1,190,000          11,900       2,296,271
Sale of stock, net of expenses                 2,068,972          20,690       8,519,854
Exercise of warrants                              75,000             750         111,750
Net loss                                              --              --              --
                                            -------------   -------------   -------------

BALANCE, DECEMBER 31, 1999                    13,267,918         132,679      30,759,186
Sale of stock, net of expenses                 1,409,092          14,091      14,245,400
Exercise of stock options                      1,665,834          16,659       3,954,031
Exercise of warrants                           1,201,139          12,011       2,063,478
Issuance of common stock in connection
   with acquisition of Acculase, Inc.
   (see Note 3)                                  300,000           3,000       3,822,000
Stock issued to consultants for services           3,693              37          48,680
Stock options and warrants issued to
   consultants for services                           --              --       1,628,069
Compensation resulting from stock options
   issued to employees                                --              --         131,500
Amortization of deferred compensation                 --              --              --
Net loss                                              --              --              --
                                            -------------   -------------   -------------

BALANCE, DECEMBER 31, 2000                    17,847,676         178,477      56,652,344
Sale of stock, net of expenses                 6,270,714          62,707      10,328,421
Exercise of stock options                         51,563             516          18,422
Stock issued to consultants for services          10,000             100          59,900
Stock options issued to consultants for
   services                                           --              --         198,750
Reversal of unamortized portion of
   deferred compensation for terminated
   employees                                          --              --         (12,470)
Amortization of deferred compensation                 --              --              --
Net loss                                              --              --              --
                                            -------------   -------------   -------------

BALANCE, DECEMBER 31, 2001                    24,179,953    $    241,800    $ 67,245,367
                                            =============   =============   =============

                                                                              (CONTINUED)

                                             Accumulated      Deferred
                                               Deficit      Compensation        Total
                                            -------------   -------------   -------------

BALANCE, JANUARY 1, 1999                    $(15,697,470)   $         --    $  1,841,391
Allocation of proceeds from notes payable
   due to beneficial conversion feature               --              --       1,115,625
Issuance of warrants                                  --              --         368,900
Compensation recognized upon issuance of
   stock options                                      --              --          78,125
Stock options issued to consultants for
   services                                           --              --         679,947
Stock issued to pay interest                          --              --         149,192
Conversion of convertible notes payable,
   net of unamortized debt issuance costs             --              --       2,308,171
Sale of stock, net of expenses                        --              --       8,540,544
Exercise of warrants                                  --              --         112,500
Net loss                                      (9,920,067)             --      (9,920,067)
                                            -------------   -------------   -------------

BALANCE, DECEMBER 31, 1999                   (25,617,537)             --       5,274,328
Sale of stock, net of expenses                        --              --      14,259,491
Exercise of stock options                             --              --       3,970,690
Exercise of warrants                                  --              --       2,075,489
Issuance of common stock in connection
   with acquisition of Acculase, Inc.
   (see Note 3)                                       --              --       3,825,000
Stock issued to consultants for services              --              --          48,717
Stock options and warrants issued to
   consultants for services                           --              --       1,628,069
Compensation resulting from stock options
   issued to employees                                --        (131,500)             --
Amortization of deferred compensation                 --          78,481          78,481
Net loss                                     (13,392,064)             --     (13,392,064)
                                            -------------   -------------   -------------

BALANCE, DECEMBER 31, 2000                   (39,009,601)        (53,019)     17,768,201
Sale of stock, net of expenses                        --              --      10,391,128
Exercise of stock options                             --              --          18,938
Stock issued to consultants for services              --              --          60,000
Stock options issued to consultants for
   services                                           --              --         198,750
Reversal of unamortized portion of
   deferred compensation for terminated
   employees                                          --          12,470              --
Amortization of deferred compensation                 --          10,266          10,266
Net loss                                     (15,737,603)             --     (15,737,603)
                                            -------------   -------------   -------------

BALANCE, DECEMBER 31, 2001                  $(54,747,204)   $    (30,283)   $ 12,709,680
                                            =============   =============   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                F-5

                                  PHOTOMEDEX, INC. AND SUBSIDIARIES
                                  (formerly Laser Photonics, Inc.)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Year Ended December 31,
                                                          ---------------------------------------------
                                                              2001            2000            1999
                                                          -------------   -------------   -------------
OPERATING ACTIVITIES:
      Net loss                                            $(15,737,603)   $(13,392,064)   $ (9,920,067)
      Adjustments to reconcile net loss to net cash
         used in operating activities -
              Depreciation and amortization                  2,178,585         835,143       1,016,628
              Asset impairment charge                        1,958,333              --              --
              Gain on forgiveness of debt                           --        (277,000)             --
              Gain on disposal of property and
                 equipment                                     (38,358)             --              --
              Loss on sale of discontinued operations               --         277,401              --
              Write down of inventory to net realizable
                 value                                              --              --         104,311
              Interest expense related to beneficial
                 conversion feature and amortization of
                 discount on convertible notes payable              --              --       1,512,292
              Amortization of debt issuance                         --              --          67,004
              Provision for doubtful accounts                  864,551              --          14,415
              Stock issued to pay accrued interest                  --              --         149,192
              Compensation recognized upon issuance
                 of stock options                                   --              --          78,125
              Compensation recognized in lieu of
                 repayment of note                                  --              --          54,600
              Stock issued to consultants for services          60,000          48,717              --
              Stock options and warrants issued to
                 consultants for services                      198,750       1,628,069         679,947
              Amortization of deferred compensation             10,266          78,481              --
      Changes in operating assets and liabilities -
         Accounts receivable                                (2,271,294)       (111,571)        (15,918)
         Inventories                                        (1,308,144)        (80,230)       (792,094)
         Prepaid expenses and other assets                     127,392        (316,795)          7,890
         Accounts payable                                      898,978      (1,070,850)        819,433
         Accrued compensation and related expenses             (99,165)         72,627         (16,372)
         Other accrued liabilities                             (61,883)       (822,071)        443,948
         Deferred revenues                                      56,100        (136,000)        (93,906)
                                                          -------------   -------------   -------------

              Net cash used in operating activities        (13,163,492)    (13,266,143)     (5,890,572)
                                                          -------------   -------------   -------------

INVESTING ACTIVITIES:
      Purchases of property and equipment                     (120,679)       (190,651)        (40,442)
      Sale (purchase) of short-term investments              2,000,000      (2,000,000)             --
      Lasers placed into service                            (2,598,840)     (1,630,440)             --
      Proceeds from sale of discontinued operations                 --         250,500              --
      Cash paid for acquisition                                     --        (409,415)             --
                                                          -------------   -------------   -------------

              Net cash used in investing activities           (719,519)     (3,980,006)        (40,442)
                                                          -------------   -------------   -------------
FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net           10,391,128      14,259,491       8,540,544
      Proceeds from exercise of options                         18,938       3,970,690              --
      Proceeds from exercise of warrants                            --       2,075,489         112,500
      Proceeds from convertible notes payable                       --              --       2,380,000
      Proceeds from issuance of notes payable                  236,320         215,548          86,485
      Payments on notes payable                               (257,595)       (249,586)       (524,824)
      Payments of debt                                              --              --        (166,600)
      Payments on related party notes payable                       --              --        (147,342)
      Advances from related parties                                 --              --          11,340
                                                          -------------   -------------   -------------

              Net cash provided by financing activities     10,388,791      20,271,632      10,292,103
                                                          -------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (3,494,220)      3,025,483       4,361,089

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 7,561,040       4,535,557         174,468
                                                          -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $  4,066,820    $  7,561,040    $  4,535,557
                                                          =============   =============   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                F-6

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                        (formerly Laser Photonics, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -----------------------------------------------------------

THE COMPANY

Background
----------

PhotoMedex, Inc. and subsidiaries ("the Company") changed its name from Laser Photonics, Inc. on August 8, 2000. The Company develops, manufactures and markets therapeutic excimer laser-based instrumentation designed to treat psoriasis, vitiligo and atopic dermatitis. The Company is also developing technology for the treatment of other skin disorders. In January 2000, the Company received the first Food and Drug Administration ("FDA") approval to market an excimer laser system, the XTRAC system, for the treatment of psoriasis. In March 2001, the Company received FDA approval to treat vitiligo and in August 2001, the Company received FDA approval to treat atopic dermatitis. The Company commercially launched the XTRAC phototherapy treatment system in the United States in August 2000. The Company is also developing such lasers and equipment and technologies to treat other medical problems and for non-medical applications.

Liquidity and Going Concern
---------------------------

The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses and in the fourth quarter of 2000 began to market the XTRAC system for commercial sale. The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of December 31, 2001, the Company had an accumulated deficit of $54,747,204.

The Company expects to incur operating losses for at least the next twelve months because it plans to spend substantial amounts on the marketing of its psoriasis, vitiligo and atopic dermatitis treatment products and expansion of its operations. The Company cannot assure that it will market any products successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

The Company's future revenues and success depends upon its excimer laser systems for the treatment of a variety of skin disorders. The Company's excimer laser system for the treatment of psoriasis, vitiligo, and atopic dermatitis is currently generating revenues in both the United States and 16 countries around the world. The Company's ability to successfully introduce new products based on its new business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company's control. Consequently, the Company's historical operating results cannot be relied upon as indicators of future performance, and the Company cannot predict whether it will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $4,066,820 as of December 31, 2001. The Company believes that the existing cash balance together with its existing financial resources, and any revenues from its sales, distribution, licensing and manufacturing relationships, will be sufficient to meet its operating and capital requirements into the first quarter of 2003. The Company has decided to limit its domestic placement of lasers until it obtains broader approval for reimbursement for treatments using its laser system. However, depending upon the Company's rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Acculase, Inc. ("Acculase") (see Note 3). All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates
-----------------------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical estimates and judgements made by management in the preparation of the financial statements relate to revenue recognition, impairments of long-lived assets and adequacy of accounts receivable reserves.

Cash and Cash Equivalents
-------------------------

For the purposes of the consolidated statements of cash flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2001 and 2000, cash equivalents are primarily comprised of investments in a money market fund.

Short-Term Investments
----------------------

As of December 31, 2000, short-term investments consisted of time deposits with original maturities greater than three months. The Company classified all investments as short-term since it had the intent and ability to redeem them within twelve months. The Company did not have any short-term investments as of December 31, 2001.

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------

For the years ended December 31, 2001, 2000 and 1999, the Company paid interest of $25,198, $12,518, and $82,719, respectively. Income taxes paid in 2001, 2000 and 1999 were immaterial. In connection with the purchase of Acculase in August 2000, the Company issued 300,000 shares of common stock (see Note 3). In March 2000, the Company settled certain payables recorded at approximately $410,000 for approximately $133,000, resulting in a gain of approximately $277,000. In 1999, the Company converted $2,308,171 of convertible notes payable into common stock and issued shares of common stock in payment of accrued but unpaid interest. Additionally, in 1999, the Company issued a note payable of $17,335 to acquire property and equipment.

Inventories
-----------

Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

                                                          December 31,
                                                 -------------------------------
                                                    2001                 2000
                                                 -----------         -----------
Raw materials                                    $2,074,174          $  938,276
Work-in-process                                     484,672             312,426
                                                 -----------         -----------
                                                 $2,558,846          $1,250,702
                                                 ===========         ===========

The Company's psoriasis treatment equipment will either be (i) placed in a physician's office and remain the property of the Company or (ii) be sold to distributors or physicians directly. With respect to the equipment placed in a physician's office, the Company earns revenue each time the laser is used for a patient treatment.

Throughout the laser manufacturing process, the related production costs are recorded within inventory. Once the laser is completed and placed in a physician's office, the cost is transferred from inventory to "lasers in service" within property and equipment. Lasers that are completed and not placed in a physician's office are maintained in inventory until the unit is sold.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Improvements and betterments are capitalized, while maintenance and repair costs are charged to expense as incurred. Upon retirement or disposition, the applicable property amounts are relieved from the accounts and any gain or loss is recorded in the consolidated statements of operations. Property and equipment consists of the following:

                                                            December 31,
                                                     ---------------------------
                                                         2001          2000
                                                     ------------   ------------
         Lasers in service                           $ 4,229,280    $ 1,630,440
         Computer hardware and software                  213,619        212,965
         Furniture and fixtures                          151,637         90,273
         Machinery and equipment                          58,714         11,584
         Leasehold improvements                           78,716         78,716
                                                     ------------   ------------
                                                       4,731,966      2,023,978
         Accumulated depreciation and amortization    (1,433,812)      (236,913)
                                                     ------------   ------------
                                                     $ 3,298,154    $ 1,787,065
                                                     ============   ============

Lasers in service represent psoriasis treatment equipment currently located in physician offices. Lasers in service are depreciated over an estimated useful life of three years. The Company began to generate revenues from these lasers in the fourth quarter of 2000.

The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2001, no such write-down was required.

Intangible Assets
-----------------

Intangible assets consist of goodwill, developed technology and patents, which are carried at cost less accumulated amortization. Patents are amortized on a straight-line basis over the estimated useful lives of eight to twelve years. Developed technology relates to the purchase of the minority interest of Acculase (see Note 3) and is being amortized on a straight-line basis over seven years. Goodwill relates to the purchase of the minority interest of Acculase (see Note 3) and is being amortized on a straight-line basis over 10 years.

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. During 2001, the Company recorded an impairment of certain intangibles (see Note 9).

Accrued Warranty Costs
----------------------

The Company offers a warranty on product sales for a one-year period. The Company provides for the estimated future warranty claims on the date the product is sold.

Revenue Recognition
-------------------

The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for each time the laser is used for a patient treatment. When the Company sells a laser to a distributor or directly to a physician, revenue is recognized upon shipment of the product. The Company does not allow products to be returned by its distributors. When the Company places the laser in a physician's office, service revenues are recognized each time the laser is used for a patient treatment. The physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs.

Research and Development
------------------------

Research and development expenses are charged to operations in the period incurred.

Net Loss Per Share
------------------

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

Diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the exercise of securities into common stock are included in the denominator since the result would be anti-dilutive.

Fair Value of Financial Instruments
-----------------------------------

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

Income Taxes
------------

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

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The net book value of intangible assets at December 31, 2001 was $3,669,823. Amortization of goodwill for 2001 and 2000 was $339,744 and $113,248, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 will not have any impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for fiscal year 2003; however, early application is permitted. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on the results of operations.

2.       DISCONTINUED OPERATIONS:
         ------------------------

In 1997, the Company's business strategy changed and began focusing its efforts on excimer laser technology and using it to develop products for various medical applications. To facilitate the Company's focus on excimer laser technology, as of May 4, 2000, the Company sold its non-excimer laser businesses, which were located at its Orlando, Florida and Wilmington, Massachusetts facilities.

The Company completed a transaction with respect to the sale of certain assets, including certain non-excimer laser patents related to its Florida business operations, to Lastec, Inc. ("Lastec") for a purchase price of $375,000. Lastec is unaffiliated with the Company. Lastec paid the Company a deposit of $37,500, and executed a secured promissory note of $337,500, payable in three installments, all of which were due prior to December 31, 2000. The promissory note accrued interest at 8% per year. The promissory note was secured by the assets assigned by the Company to Lastec in connection with the transaction, and was personally guaranteed by the principals of Lastec. The Company has not received the scheduled payments due under the promissory note. The Company is currently involved in litigation with Lastec, as well as its principals. Accordingly, the promissory note has been written off and included in the loss on sale of the discontinued operations. Any gain resulting from future payments received by the Company will be recognized when received (see Note 8).

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

Based upon the above facts, these two operations are being accounted for together as discontinued operations with a measurement date of May 4, 2000. The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company recognized a loss of $277,401 on the sale of these discontinued operations in the quarter ended June 30, 2000.

Revenues from discontinued operations were $188,838 and $1,109,587 for the years ended December 31, 2000 and 1999, respectively. Losses from discontinued operations in the accompanying consolidated statements of operations were $369,141 and $852,372 for the years ended December 31, 2000 and 1999, respectively.

3.       ACQUISITION:
         ------------

Effective August 31, 2000, the Company issued 300,000 shares of common stock for the remaining 23.9% of Acculase, which the Company did not already own. The Company granted certain registration rights with respect to the shares issued. The transaction was accounted for as a purchase. The Company has historically consolidated the results of Acculase in its financial statements and has recognized all of Acculase's losses as the Company has historically funded the operations. In addition, due to the significant historical losses of Acculase, the Company did not have any investment recorded for its 76.1% ownership of Acculase. Accordingly, the total purchase price of $4,234,415, including transaction costs of $409,415, was allocated to Acculase's net tangible and intangible assets based on their estimated fair values as of the date of the transaction. Based upon an independent valuation, $837,000 of the purchase price has been allocated to developed technology and the remaining $3,397,415 has been allocated to goodwill. Beginning January 1, 2002, the developed technology is being amortized over seven years on a straight-line basis. For the years ended December 31, 2001 and 2000, developed technology was being amortized over 10 years on a straight-line basis. For the years ended December 31, 2001 and 2000, amortization of developed technology was $83,700 and $27,900, respectively. For the years ended December 31, 2001 and 2000, goodwill was being amortized over 10 years on a straight-line basis. As of January 1, 2002, consistent with SFAS No. 142 (see Note1), goodwill will no longer be amortized; rather, it will be subject to certain impairment tests. Amortization of goodwill for the years ended December 31, 2001 and 2000, was $339,744 and $113,248, respectively.

4.       OTHER ACCRUED LIABILITIES:
         --------------------------

Other accrued liabilities consist of the following:

                                                              December 31,
                                                         -----------------------
                                                           2001          2000
                                                         ---------     ---------

Accrued professional and consulting fees                 $128,000      $250,395
Accrued warranty                                          267,714        35,443
Other accrued expenses                                     31,552       203,311
                                                         ---------     ---------

                                                         $427,266      $489,149
                                                         =========     =========

5.       NOTES PAYABLE:
         --------------

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

Gross proceeds from the sale of the Subordinated Notes and Unit Warrants were $2,380,000. Since the convertible debt and the warrants have similar terms and the same in-the-money value, the fair values were assumed to be the same and the proceeds were allocated on a pro rata basis. A portion of the proceeds was allocated to the warrants. The market price of the Company's common stock on the commitment date was $2.75 per share, resulting in a beneficial conversion of $0.75 per share. The aggregate amount of the beneficial conversion was $1,115,625. The discount on the notes related to the beneficial conversion and warrants was charged to interest expense on the date of issuance since they were immediately convertible.

Notes Payable
-------------

Notes payable consists of the following:

                                                               December 31,
                                                          ----------------------
                                                             2001         2000
                                                          ---------    ---------
         Note payable - lessor, interest at 10%,
         payable in monthly principal and
         interest installments of $1,775 through
         December 31, 2002, unsecured                     $ 20,195     $ 38,474

         Note payable - unsecured creditor,
         interest at 8.5%, payable in monthly
         principal and interest installments of
         $9,563 through 2001                                    --       47,818

         Note payable - unsecured creditor,
         interest at 6.7%, payable in monthly
         principal and interest installments of
         $9,065 through 2002                                44,822           --
                                                          ---------    ---------
                                                            65,017       86,292
         Less-current maturities                           (65,017)     (66,098)
                                                          ---------    ---------
                                                          $     --     $ 20,194
                                                          =========    =========

Aggregate maturities of the notes payable as of December 31, 2001 are $65,017 in 2002.

6.       STOCKHOLDERS' EQUITY:
         ---------------------

Common Stock
------------

On October 24, 2001, the Company completed a private offering of 5,040,714 shares of common stock at a price of $1.05 per share for gross proceeds of $5,292,750. The closing price of the Company's common stock on October 24, 2001 was $1.09 per share. In connection with this offering, the Company paid a commission of approximately 6.1% of the gross proceeds or $322,192 to Emerging Growth Equities Limited and Investec PMG Capital, as well as other costs of $85,872, resulting in net proceeds of $4,884,686. In addition, the investors received warrants to purchase common stock in connection with this transaction (see below).

In April 2001, the Company issued 10,000 shares of common stock in exchange for professional services valued at $60,000.

On March 27, 2001, the Company completed a private offering of 1,230,000 shares of common stock at a price of $5.00 per share for gross proceeds of $6,150,000. The closing price of the Company's common stock on March 27, 2001 was $4.875 per share. In connection with the offering, the Company paid a commission of 6.5% of the gross proceeds or approximately $400,000 to Pacific Growth Equities, as well as other costs of $243,558, resulting in net proceeds of $5,506,442.

In December 2000, the Company issued 500 shares of common stock in exchange for professional services valued at $4,813.

In August 2000, the Company issued 300,000 shares of common stock in exchange for the remaining 23.9% of Acculase (see Note 3).

In July 2000, the Company issued 3,193 shares of common stock in exchange for consulting services valued at $43,904.

In February 2000, the Company entered into an agreement with ING Baring to provide financial advisory and investment banking services, on an exclusive basis, through September 30, 2000. Pursuant to this agreement, ING Baring acted as placement agent in connection with a private offering of 1,409,092 shares of common stock at $11.00 per share completed on March 16, 2000. Gross proceeds were $15,500,012 and the Company paid a commission to ING Baring of $930,000, as well as other costs of $310,521, resulting in net proceeds to the Company of $14,259,491. A director of the Company was previously the Global Head of Health Care Corporate Finance at ING Baring.

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

Common Stock Options
--------------------

In May 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan reserves for issuance up to 1,000,000 shares of the Company's common stock through the granting of incentive stock options ("ISOs") to employees of the Company and the granting of non-qualified stock options ("NSOs") and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than 100% of the fair market value of the Company's stock on the date of grant. All ISOs granted to less than ten percent stockholders shall have a term of ten years, while ISOs granted to greater than ten percent stockholders shall have a term of five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company's stock on the date of grant. No NSOs shall be exercisable for more than ten years after the date of the respective grant.

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

In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the "Plan") for key employees, officers, directors, and consultants, and provided for up to 500,000 options to be issued thereunder. The Plan stated that the option exercise price shall not be less than the fair market value on the date granted. Options under the Plan generally vest 40% upon grant, 30% beginning 12 months after the grant date; and the remaining 30% vest beginning 24 months from the grant date. No options may be exercised more than 10 years after the grant date. The Plan also states that options are not transferable (other than at death), and in the event of complete termination "for cause" (other than death or disability) or "voluntary" termination, all "unvested" options automatically terminate.

In November 2001, the Company granted 10,000 and 3,000 options to purchase common stock to an outside consultant and a member of the Company's Scientific Advisory Board, respectively, for services rendered, at an exercise price of $1.05 per share. The Company has recorded $9,581 as consulting expense relating to these options for the year ended December 31, 2001. These options vested immediately and expire in 2006.

In September 2001, the Company granted 50,000 options to purchase common stock to a member of the Company's Scientific Advisory Board for services rendered, at an exercise price of $1.85 per share. The Company has recorded $70,816 as consulting expense relating to these options for the year ended December 31, 2001. The options vested immediately and expire in 2006.

In May 2001, the Company granted 25,000 and 10,000 options to purchase common stock to an outside consultant and a member of the Company's Scientific Advisory Board, respectively, for services rendered, at an exercise price of $4.40 per share. The Company has recorded $118,353 as consulting expense relating to these options for the year ended December 31, 2001. These options vested immediately and expire in 2006.

During 2000, the Company issued 138,000 options to purchase common stock to various employees and non-employee directors, at exercise prices below the fair market value on the respective date of grant. The Company has recorded deferred compensation of $84,000 related to these grants, of which $10,266 and $30,981 was amortized as compensation expense during the years ended December 31, 2001 and 2000, respectively. As a result of the termination of employees, $12,740 of the unamortized balance of deferred compensation was reversed in the year ended December 31, 2001.

In December 2000, the Company granted 25,000 options to purchase common stock to each of the two members of PMG Capital Corp. for services rendered, at an exercise price of $4.31 per share. The Company recorded $154,156 as consulting expense relating to these options for the year ended December 31, 2000. These options vested immediately and expire in 2005.

In October 2000, the Company granted 27,000 options to purchase common stock to the various members of the Company's Scientific Advisory Board for services rendered, at an exercise price of $8.00 per share. The Company recorded $154,406 of consulting expense for these options for the year ended December 31, 2000. These options vested immediately and expire in 2005.

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

During 2000 and 1999, the Board issued options to purchase 11,333 and 32,230 shares of common stock, respectively, to legal counsel as payment for legal services rendered. These options were issued as part of a fee agreement whereby legal counsel received options having an exercise price equal to 20% of its monthly fees in the form of common stock of the Company, valued at the closing bid price on the last day of each month. Based on the terms of the agreement, there is no performance commitment prior to the completion of the services. Thus, the measurement date used to determine compensation is the date in which the performance of the services is complete. The options are exercisable at prices ranging from $1.50 per share to $11.90 per share, with an average exercise price of $4.66 per share. The exercise prices represent 85% of the trading price of the Company's common stock on the last day of the month in respect of which the options were granted. The Company recognized expense of $112,188 and $90,804 during 2000 and 1999, respectively, as required by SFAS No.
123. These options vested immediately and were exercised in April of 2001.

During 1999, the Company granted options to purchase 95,000 shares of common stock to outside directors of the Company. The options are fully vested, exercisable at $2.81 per share and expire in 2004. The Company recognized $66,251 in consulting expense related to these options for the year ended December 31, 1999.

In November and December 1999, the Board issued options to purchase 1,100,000 shares of common stock to two officers and one director of the Company. The options are exercisable at prices ranging from $4.63 per share to $5.94 per share. The exercise prices represented the fair market value of the Company's common stock on the date of grant. These options vested one-third upon grant, one-third on the one-year anniversary of the grant date, and one-third on the two-year anniversary of the grant date. The options expire in November and December 2004.

In August 1999, the Company issued options to purchase 180,000 shares of common stock to an officer of the Company. The options are exercisable at $5.25 per share, which was the market price on the date of grant. These options vested 100,000 upon grant date and the remaining 80,000 vests monthly over a two-year period. The options expire in August 2004.

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

A summary of option transactions for all of the Company's options during the years ended December 31, 2001, 2000 and 1999 is as follows:
                                                                        Weighted
                                                                        Average
                                                          Number of     Exercise
                                                            Shares      Price
                                                        -----------     --------

          Outstanding at January 1, 1999                 1,425,399      $  1.59
            Granted                                      1,957,230         4.70
                                                        -----------     --------

          Outstanding at December 31, 1999               3,382,629         3.38
            Granted                                      1,133,333         9.78
            Exercised                                   (1,665,834)        2.38
                                                        -----------     --------

          Outstanding at December 31, 2000               2,850,128         6.51
            Granted                                        871,500         2.74
            Exercised                                      (51,563)        4.36
            Expired/canceled                              (218,550)        8.09
                                                        -----------     --------

          Outstanding at December 31, 2001               3,451,515      $  5.48
                                                        ===========     ========

As of December 31, 2001, 2,082,559 options to purchase common stock were exercisable at prices ranging from $1.00 to $15.88 per share. As of December 31, 2000, 1,910,463 options to purchase common stock were exercisable at prices ranging from $1.00 to $15.88 per share.

The outstanding options will expire as follows:

                                                                    Weighted
                                                                     Average
          Year Ending                          Number of Shares  Exercise Price
          -----------                          ----------------  ---------------
          2002                                          89,899   $         1.20
          2003                                         140,000             2.88
          2004                                       1,386,666             4.87
          2005                                         974,450             9.81
          2006                                         860,500             2.67
                                               ----------------  ---------------

                                                     3,451,515   $         5.48
                                               ================  ===============

AccuLase has reserved 800,000 shares of its common stock for issuance under a noncompensatory employee stock option plan. Options are exercisable over a period of up to ten years from the date of grant. During 1992, 28,500 options were granted at an exercise price of $2.80 per share. In 1995, options for 14,500 were canceled. At December 31, 2001 and 2000, the remaining 14,000 options are exercisable. The Company anticipates that these options will be exchanged for options in the Company.

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

                                                 Year Ended
                            ----------------------------------------------------
                                 2001               2000              1999
                            --------------     --------------     --------------
        Net loss            $ (17,128,899)     $ (17,308,997)     $ (11,989,030)
                            --------------     --------------     --------------
        Net loss per share  $       (0.87)     $       (1.10)     $       (1.07)
                            ==============     ==============     ==============

The weighted average fair value of the options granted during the years ended December 31, 2001, 2000 and 1999 was $1.88, $7.29, and $2.53 per share, respectively. The following assumptions were used for grants in the year ended December 31, 2001: weighted average risk-free interest rate of 5.09%; expected life of seven years; dividend yield of 0%; and expected volatility of 100%. The following assumptions were used for grants in the year ended December 31, 2000: weighted average risk-free interest rate of 6.3%; expected life of four years; dividend yield of 0%; and expected volatility of 100%. The following assumptions were used for grants in the year ended December 31, 1999: weighted average risk-free interest rate of 5.44%; expected life of two years; dividend yield of 0%; and expected volatility of 98%.

Common Stock Warrants
---------------------

In October 2001, the Company sold 5,040,714 shares of common stock at $1.05 per share in connection with a private placement. A warrant to purchase a share of common stock for each four shares purchased in the placement (1,260,179 warrants in aggregate) was issued at an exercise price of $1.16 per share, which is 110% of the per share price of the common stock which was sold. These warrants are exercisable at any time through October 2004.

In October 1997, the Company sold 1,500,000 shares of common stock at $4.00 per share through an investment banker pursuant to Regulation D under the Securities Act of 1933. Each share issued had attached a share purchase warrant to purchase a share of common stock for each two shares purchased in the offering (750,000 warrants) for a period of five years at an exercise price of $4.00 per share. In the event these warrants are exercised, then the Company must issue the investment banker one additional warrant for every ten warrants exercised, exercisable for a period of five years at an exercise price equal to the average closing bid price for the common stock for the ten trading days preceding the date of exercise. As of December 31, 1997, the Company sold 1,500,000 shares of common stock for $6,000,000. In connection with this sale, the Company granted the investment banker warrants to purchase 150,000 shares at $4.00 per share for a period of five years. The warrants provide that they may be adjusted in the event that the Company issues shares of common stock for consideration of less than $4.00 per share. As of December 31, 2001, the exercise price of these 900,000 warrants was $1.05 per share.

In July 1998, the Company issued warrants to acquire 300,000 shares of common stock to PMG Capital Corp. at an exercise price of $2.00 per share in consideration for the guarantee, by PMG Capital Corp., of a facility lease (see
Note 8) and the raising of a $1,000,000 bridge loan in 1998. The warrants are exercisable at any time through July 15, 2003.

In May 1999, the Company issued warrants to purchase 174,000 shares of common stock at $4.69 per share to Healthworld Corporation for various marketing services. A former director of the Company was the Chairman and Chief Executive Officer of Healthworld Corporation at the time of the issuance of the warrants. This warrant was issued in connection with and in consideration of certain agreements dated May 11, 1999 (see Note 9). The warrant vested ratably over a twelve-month period, provided that the agreement was still in force between the parties. Based on the terms of the agreement, there is no performance commitment prior to the completion of the services. Thus, the measurement date used to determine compensation is the date on which the service is complete. For the years ended December 31, 2000 and 1999, expense of $199,082 and $278,722, respectively, was recorded as required under SFAS No.
123. All of these warrants were exercised in November 2000 resulting in proceeds to the Company of $816,060.

A summary of warrant transactions for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                        Weighted
                                                                        Average
                                                         Number of      Exercise
                                                          Warrants      Price
                                                        -----------    ---------
         Outstanding, December 31, 1998                  1,575,001     $   2.25
              Issued                                       862,104         2.81
              Exercised                                    (75,000)       (1.50)
                                                        -----------    ---------

         Outstanding, December 31, 1999                  2,362,105         2.13
              Exercised                                 (1,273,604)        2.38
                                                        -----------    ---------

         Outstanding, December 31, 2000                  1,088,501         2.44
              Issued                                     1,260,179         1.16
                                                        -----------    ---------

         Outstanding, December 31, 2001                  2,348,680     $   1.75
                                                        ===========    =========

At December 31, 2001, all outstanding warrants were exercisable at prices ranging from $1.05 to $13.26 per share. In 2000, warrants to purchase 506,250 shares of common stock were exercised on a cashless basis and net shares of 433,785 were issued.

If not previously exercised, the outstanding warrants will expire as follows:

                                                               Weighted Average
             Year Ending December 31,     Number of Warrants    Exercise Price
         -------------------------------  ------------------  ------------------

                       2002                         659,751   $        2.73
                       2003                              --              --
                       2004                       1,688,929            1.37
                                          ------------------  ------------------
                                                  2,348,680   $        1.75
                                          ==================  ==================

7.       INCOME TAXES:
         -------------

As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $51,000,000, which began to expire in 2001. Based upon changes in ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations. Significant components of the deferred income asset consist primarily of the Company's net operating loss carryforwards, certain accruals and reserves currently not deductible and certain tax benefits from the exercise by employees of certain common stock options.

The Company has recorded a valuation allowance for the full amount of the net deferred tax asset as management has concluded that the net deferred tax asset did not meet the recognition criteria under SFAS No. 109.

8.       COMMITMENTS AND CONTINGENCIES:
         ------------------------------

Leases
------

The Company has entered into various non-cancelable operating leases for facilities and certain equipment that expire at various dates through 2005. The performance of the Company's lease for its manufacturing and development facility is guaranteed by PMG Capital Corp. PMG Capital Corp. is one of the Company's investment bankers and an affiliate of one of the Company's principal stockholders. Rent expense under operating leases was $163,476, $174,125, and $319,897 for the years ended December 31, 2001, 2000 and 1999, respectively. The future annual minimum payments under these non-cancelable operating leases are as follows:


                  Year Ended December 31,
                  -----------------------

                  2002                                          $       159,414
                  2003                                                  161,266
                  2004                                                   66,518
                  2005                                                    5,556
                                                                ----------------

                  Total                                         $       392,754
                                                                ================

Litigation
----------

The Company has sued Lastec, John Yorke and Raymond Thompson in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The Company seeks to recover the unpaid balance, plus interest, due on a $337,500 promissory note signed by Lastec as part of the consideration for Lastec's purchase of the Company's assets in Orlando, Florida (see Note 2). The Company sued Yorke and Thompson on their guaranty and to foreclose on a security agreement securing the note, and to recover certain equipment given as security for the note. Lastec, Yoke and Thompson deny liability and have filed a counterclaim against the Company for fraudulent inducement of the note and rescission of the asset purchase agreement between the Company and Lastec. The Company has filed an answer and is denying the allegations. The Company is vigorously pursuing its claims. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

The Company has been sued, along with Lastec, by the former landlord in Orlando, Florida, City National Bank of Florida. The action is filed in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The Company's former landlord seeks to recover unpaid rent for the facility, which the Company occupied prior to the asset sale to Lastec. The rent is unpaid from approximately the date of the sale. The Company claims that the amount alleged to be due, $143,734, is excessive in light of City National's failure to take steps to repossess the facility after it was abandoned by Lastec. The Company also asserts that the obligation to pay rent ceased upon the effective date of the asset sale to Lastec. The Company has filed an answer denying liability and asserting affirmative defenses. The Company intends to vigorously defend this action. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

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

Employment Agreements
---------------------

The Company has employment agreements with certain officers that provide for among other things, salary, bonus, severance and change in control provisions.

9.       SIGNIFICANT ALLIANCES/AGREEMENTS:
         ---------------------------------

Edwards Agreement
-----------------

On August 19, 1997, AccuLase executed a series of agreements with Baxter Healthcare Corporation ("Baxter"). During the second quarter of 2000, Baxter spun off the segment of its business with which the Company had these agreements. The new entity is known as Edwards Lifesciences Corp. ("Edwards"), to which the Company has continued to provide services under the existing agreements. These agreements provided, among other things, for the following:

         o AccuLase granted to Edwards an exclusive world-wide right and license to manufacture and sell the AccuLase Laser and disposable products associated therewith, for the purposes of treatment of cardiovascular and vascular diseases.

         o    In exchange Edwards agreed to:

              (a) Pay AccuLase $700,000 in cash at closing, an additional $250,000 in cash three months after closing, and an additional $600,000 upon delivery of the first two commercial excimer lasers. The Company recognized the amount receivable from Edwards using the percentage of completion method as costs were incurred. As of March 31, 1999, the Company fulfilled its commitment for the development of the demonstration lasers and the revenues under this section of the agreement were fully recognized.

              (b) Pay AccuLase a royalty equal to 10% of the "End User Price" for each disposable product sold, or if the laser equipment was to be sold on a per treatment basis, the "imputed" average sale price based on "non" per procedure sales. Royalty revenues were to be recognized as Edwards began selling product covered by the agreement.

              (c) Purchase from AccuLase excimer laser systems for cardiovascular and vascular disease. Revenues for the sale of excimer laser systems were to be recognized upon shipment by the Company.

              (d) Fund the total cost of obtaining regulatory approvals world-wide for the use of the AccuLase laser and delivery systems for the treatment of cardiovascular and vascular disease. Edwards has funded a portion of the cost of obtaining regulatory approvals world-wide. The Company has recognized revenue under this provision as reimbursable costs have been incurred.

              (e) Fund all sales and marketing costs related to the cardiovascular and vascular business. However, the Company did not anticipate any of such payments, as Edwards will incur such costs in the generation of revenue from the sale of the excimer products.

         o AccuLase agreed to manufacture the excimer laser system to specifications for Edwards. Edwards agreed to pay a fixed price per laser for the first 8 lasers to be manufactured by AccuLase, and thereafter to pay unit prices on a reducing scale of $75,000 to $45,000 per laser, based upon the annual number of lasers sold to Edwards.

         o AccuLase agreed for a period of five years not to engage in any business competitive with the laser products for cardiovascular and vascular applications licensed to Edwards.

         o AccuLase granted Edwards a security interest in all of its patents to secure performance under this agreement. The agreement expires upon the expiration of the last to expire license patent; however, Edwards may terminate the agreement at any time.

Revenues recognized under this agreement for the years ended December 31, 2000 and 1999 were $629,271 and $99,248, respectively. There were no revenues recognized under this agreement for the year ended December 31, 2001.

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

License Agreement With Edwards
------------------------------

On September 23, 1997, Edwards purchased from a third party rights to related patents for the use of an excimer laser to oblate tissue in vascular and cardiovascular applications for $4,000,000. The oblation technology underlying the patents has been successfully used in other applications for many years. In December 1997, the Company acquired a license to these patents from Edwards thereby entitling the Company to sell an excimer laser and related products for use in cardiovascular procedures. A license fee was recorded for the $4,000,000 cash payment made by the Company to Edwards to acquire the license.

As discussed in the Quarterly Report on Form 10-Q for the period ended September 30, 2001, the Company has been evaluating the various alternatives for exploiting the license. During the fourth quarter of 2001, the Company completed its evaluation. The Company concluded that the projected undiscounted cash flows expected to be derived from this license are less than the carrying value of the license. The Company also believes that any operations relating to this license will generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, the Company recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000.

Clinical Trial Agreements With Massachusetts General Hospital
-------------------------------------------------------------

Between March 1998 and December 2001, the Company has entered into numerous clinical trial agreements with Massachusetts General Hospital. Generally, the Company agrees to support the clinical trial with certain payments in the form of research grants. These grants are typically paid in three installments over the term of the clinical trial: upon execution of the agreement; upon collection of final data from the study; and upon completion of the study and delivery of the final report. For the years ended December 31, 2001, 2000, and 1999, the Company has paid costs related to these agreements of $128,000, $188,000 and $312,000, respectively. The Company has commitments to provide research grants in the future. The Company expects that these payments will be made in 2002.

Marketing Agreement With Healthworld Corporation
------------------------------------------------

In May 1999, the Company entered in an agreement with Healthworld Corporation ("Healthworld"), an entity in which a former director of the Company is Chairman and Chief Executive Officer, for provision of various services relating to the marketing of the Company's products for a monthly fee of $40,000, plus reimbursement of expenses and payment of a 15% commission on advertising purchases. Services beyond those budgeted by the parties were to cost $104 per person hour, which is generally less than the normal hourly rate charged by Healthworld for such services. In lieu of a higher hourly rate, the Company on May 11, 1999 issued to Healthworld warrants to purchase 174,000 shares of the Company's common stock at an exercise price of $4.69 per share (see Note 6). Under a separate agreement, Healthworld provided: (i) two full-time managed-care specialists to make calls on potential customers for a period of seven months at a cost of $30,000 per month; (ii) 20 full-time sale representatives to market among dermatologists for a period of four months at a cost of $125,000 per month; and (iii) certain general management services for a period of seven months at $10,000 per month. Under separate agreements, Healthworld provided certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). For the year ended December 31, 1999, the Company incurred expense with Healthworld of approximately $750,000 under these agreements. For the year ended December 31, 2000, the Company incurred expense with Healthworld of approximately $500,000 under these agreements. As of April 2000, all agreements with Healthworld have been terminated.

10.      VALUATION AND QUALIFYING ACCOUNTS:
         ----------------------------------

A summary of the valuation and qualifying accounts of the Company related to the allowance for doubtful accounts for the years ended December 31, 2001 and 2000 is as follows:

Allowance for doubtful accounts at December 31, 1999               $     82,684
     Additions                                                          139,172
     Write-offs                                                         (34,868)
                                                                   -------------
Allowance for doubtful accounts at December 31, 2000                    186,988
     Additions                                                          864,551
     Write-offs                                                         (55,143)
                                                                   -------------
Allowance for doubtful accounts at December 31, 2001               $    996,396
                                                                   =============

The additions to the reserve in 2000 relate to doubtful accounts that were a part of the Company's discontinued operations. Accordingly, this charge was recorded through discontined operations.