Form 10-Q
period 2002-03-31
PHOTOMEDEX INC
filed 2002-05-14
CIK 711665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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




Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                Yes __X__ No ___

The number of shares outstanding of the issuer's Common Stock as of May 10, 2002, was 24,204,953 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                     March 31,     December 31,
ASSETS                                                 2002            2001
                                                   -------------   -------------
                                                    (Unaudited)

CURRENT ASSETS:
      Cash and cash equivalents                    $  2,502,971    $  4,066,820
      Accounts receivable, net                        1,609,963       1,694,493
      Inventories                                     2,371,814       2,558,846
      Prepaid expenses and other current assets          94,574         100,681
                                                   -------------   -------------
         Total current assets                         6,579,322       8,420,840
                                                   -------------   -------------

PROPERTY AND EQUIPMENT, NET                           2,942,429       3,298,154

GOODWILL, net of accumulated amortization
    of $452,992                                       2,944,423       2,944,423

DEVELOPED TECHNOLOGY, net of accumulated
    amortization of $143,603 and $111,600               693,397         725,400
PATENT COSTS, net of accumulated
    amortization of $59,465 and $57,377                  25,333          27,421

OTHER ASSETS                                            191,520         168,753
                                                   -------------   -------------
                                                   $ 13,376,424    $ 15,584,991
                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of notes payable             $     28,347    $     65,017
      Accounts payable                                1,644,448       1,862,499
      Accrued compensation and related expenses         406,772         350,429
      Other accrued liabilities                         519,338         427,266
      Deferred revenues                                 159,750         170,100
                                                   -------------   -------------
         Total current liabilities                    2,758,655       2,875,311
                                                   -------------   -------------


STOCKHOLDERS' EQUITY:
      Common  Stock, $.01 par value, 50,000,000
        shares  authorized; 24,179,953
        shares issued and outstanding                   241,800         241,800
      Additional paid-in capital                     67,279,662      67,245,367
      Accumulated deficit                           (56,875,678)    (54,747,204)
      Deferred compensation                             (28,015)        (30,283)
                                                   -------------   -------------
         Total stockholders' equity                  10,617,769      12,709,680
                                                   -------------   -------------
                                                   $ 13,376,424    $ 15,584,991
                                                   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                    For the Three Months Ended

                                                      March 31,      March 31,
                                                        2002           2001
                                                   -------------   -------------

REVENUES                                           $    952,373    $  1,220,602

COSTS AND EXPENSES:
    Cost of revenues, excluding depreciation            251,498         392,560
    Selling, general and administrative               2,226,614       3,789,750
    Research and development                            172,330         563,675
    Depreciation and amortization                       424,376         430,128
                                                   -------------   -------------


    Loss before interest and other
     (expense) income, net                           (2,122,445)     (3,955,511)


INTEREST (EXPENSE) INCOME, net                           (1,068)        112,149

OTHER (EXPENSE) INCOME, net                              (4,961)          2,389
                                                   -------------   -------------


NET LOSS                                           $ (2,128,474)   $ (3,840,973)
                                                   =============   =============


BASIC AND DILUTED NET LOSS PER SHARE               $      (0.09)   $      (0.21)
                                                   =============   =============

SHARES USED IN COMPUTING BASIC AND DILUTED
   NET LOSS PER SHARE                                24,179,953      17,916,009
                                                   =============   =============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                  PHOTOMEDEX, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                                       For the Three Months Ended

                                                                    March 31, 2002    March 31, 2001
                                                                   ----------------  ----------------
OPERATING ACTIVITIES:
      Net loss                                                     $    (2,128,474)  $    (3,840,973)
      Adjustments to reconcile net loss to net cash used
         in operating activities -
              Depreciation and amortization                                424,376           430,128
              Stock options and warrants issued to
                consultants for services                                    34,295                --
              Amortization of deferred compensation                          2,268             3,033
      Changes in operating assets and liabilities -
         Accounts receivable                                                84,530        (1,054,277)
         Inventories                                                       187,032          (561,380)
         Prepaid expenses and other assets                                 (16,660)          112,125
         Accounts payable                                                 (218,051)        1,304,528
         Accrued compensation and related expenses                          56,343            33,342
         Other accrued liabilities                                          92,072           687,439
         Deferred revenues                                                 (10,350)          108,845
                                                                   ----------------  ----------------

              Net cash used in operating activities                     (1,492,619)       (2,777,190)
                                                                   ----------------  ----------------

INVESTING ACTIVITIES:
      Purchases of property and equipment                                  (32,560)          (83,092)
      Lasers placed into service                                            (2,000)       (1,191,965)
                                                                   ----------------  ----------------

              Net cash used in investing activities                        (34,560)       (1,275,057)
                                                                   ----------------  ----------------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net                               --         5,573,156
      Proceeds from issuance of notes payable                                4,000           156,978
      Payments on notes payable                                            (40,670)          (59,659)
                                                                   ----------------  ----------------

              Net cash (used in) provided by financing activities          (36,670)        5,670,475
                                                                   ----------------  ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,563,849)        1,618,228

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           4,066,820         7,561,040
                                                                   ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     2,502$971   $     9,179,268
                                                                   ================  ================

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

Liquidity
---------

         The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses and in the fourth quarter of 2000 began to market the XTRAC system for commercial sale. The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of March 31, 2002, the Company had an accumulated deficit of $56,875,678.

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

         Cash and cash equivalents were $2,502,971 as of March 31, 2002. The Company believes that the existing cash balance together with its existing financial resources, and any revenues from its sales, distribution, licensing and manufacturing relationships, will be sufficient to meet its operating and capital requirements into the first quarter of 2003. The Company has decided to limit its domestic placement of lasers until it obtains broader approval for reimbursement for treatments using its laser system. However, depending upon the Company's rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations

         The financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of the Company and its subsidiaries, including Acculase, Inc. ("Acculase") (see Note
2). All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates
-----------------------------

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical estimates and judgments made by management in the preparation of the financial statements relate to revenue recognition, impairments of long-lived assets and adequacy of accounts receivable reserves.

Cash and Cash Equivalents
-------------------------

         For the purposes of the consolidated statements of cash flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2002 and December 31, 2001, cash equivalents are primarily comprised of investments in a money market fund.

Inventories
-----------

         Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:
                                                 March 31,         December 31,
                                                    2002               2001
                                               --------------     --------------
         Raw materials                         $   1,995,816      $   2,074,174
         Work-in-process                             375,998            484,672
                                               --------------     --------------
                                               $   2,371,814      $   2,558,846
                                               ==============     ==============

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

                                                  March 31,        December 31,
                                                    2002               2001
                                               --------------     --------------
         Lasers in service                     $   4,231,280      $   4,229,280
         Computer hardware and software              246,179            213,619
         Furniture and fixtures                      151,637            151,637
         Machinery and equipment                      58,714             58,714
         Leasehold improvements                       78,716             78,716
                                               --------------     --------------
                                                   4,766,526          4,731,966
         Accumulated depreciation and
           amortization                           (1,824,097)        (1,433,812)
                                               --------------     --------------

                                               $   2,942,429      $   3,298,154
                                               ==============     ==============

         Lasers in service represent psoriasis treatment equipment currently located in physician offices. Lasers in service are depreciated over an estimated useful life of three years. The Company began to generate revenues from these lasers in the fourth quarter of 2000.

         The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of March 31, 2002, no such write-down was required.

Intangible Assets
-----------------

         Intangible assets consist of goodwill, developed technology and patents, which are carried at cost less accumulated amortization. Patents are amortized on a straight-line basis over the estimated useful lives of eight to twelve years. Developed technology relates to the purchase of the minority interest of Acculase (see Note 2) and is being amortized on a straight-line basis over seven years. Goodwill relates to the purchase of the minority interest of Acculase was amortized on a straight-line basis over 10 years in 2001.

         The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of March 31, 2002, no such write-down was required.

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

Income Taxes
------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

New Accounting Pronouncements
-----------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company's discontinuation of amortization of its goodwill; however, the Company is required to test goodwill for impairment under the new standard beginning in 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The net book value of intangible assets at March 31, 2002 was $3,637,820.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company was required to adopt SFAS No. 144 for fiscal year 2002. The adoption of SFAS No. 144 did not have a material impact on the results of operations.

2. ACQUISITION:
   ------------

         Effective August 31, 2000, the Company issued 300,000 shares of common stock for the remaining 23.9% of Acculase, which the Company did not already own. The Company granted certain registration rights with respect to the shares issued. The transaction was accounted for as a purchase. The Company has historically consolidated the results of Acculase in its financial statements and has recognized all of Acculase's losses as the Company has historically funded the operations. In addition, due to the significant historical losses of Acculase, the Company did not have any investment recorded for its 76.1% ownership of Acculase. Accordingly, the total purchase price of $4,234,415, including transaction costs of $409,415, was allocated to Acculase's net tangible and intangible assets based on their estimated fair values as of the date of the transaction. Based upon an independent valuation, $837,000 of the purchase price has been allocated to developed technology and the remaining $3,397,415 has been allocated to goodwill. Beginning January 1, 2002, the developed technology is being amortized over seven years on a straight-line basis. For the years ended December 31, 2001 and 2000, developed technology was being amortized over 10 years on a straight-line basis. For the three months ended March 31, 2002 and 2001, amortization of developed technology was $32,003 and $20,925, respectively. For the years ended December 31, 2001 and 2000, goodwill was being amortized over 10 years on a straight-line basis. As of January 1, 2002, consistent with SFAS No. 142 (see Note 1), goodwill is no longer amortized; rather, it is subject to certain impairment tests. Amortization of goodwill for the three months ended March 31, 2001, was $84,935. Excluding amortization of goodwill, basic and diluted net loss per share for the three months ended March 31, 2001 remained the same.



3. OTHER ACCRUED LIABILITIES:
   --------------------------

         Other accrued liabilities consist of the following:

                                                       March 31,   December 31,
                                                         2002          2001
                                                    -------------  -------------

         Accrued professional and consulting fees   $    150,000   $    128,000

         Accrued warranty                                213,335        267,714

         Other accrued expenses                          156,003         31,552
                                                    -------------  -------------

                                                    $    519,338   $    427,266
                                                    =============  =============


4. NOTES PAYABLE:
   --------------

         Notes payable consists of the following:
                                                                                      March 31,     December 31,
                                                                                        2002            2001
                                                                                   -------------   -------------
         Note payable - lessor, interest at 10%, payable in monthly principal and interest installments of $1,775 through
         2002, unsecured.                                                          $     15,332    $     20,195


         Note payable - unsecured creditor, interest at 9.0%, payable in monthly principal and interest installments of
         $461 through 2002.                                                               4,000              --


         Note payable - unsecured creditor, interest at 6.7%, payable in monthly principal and interest installments of
         $9,065 through 2002.                                                             9,015          44,822
                                                                                   -------------   -------------
                                                                                         28,347          65,017
         Less-current maturities                                                        (28,347)        (65,017)
                                                                                   -------------   -------------
                                                                                   $         --    $         --
                                                                                   =============   =============

5. SIGNIFICANT ALLIANCES/AGREEMENTS:
   ---------------------------------


         In 1997, the Company executed a series of agreements with Edwards Lifesciences Corp. ("Edwards"). Reference is made to the Company's Form 10K for the period ended December 31, 2001 for further information on the agreements.

         There were no revenues recognized under this agreement for the three months ended March 31, 2002 or 2001.

         In January 2001, Edwards stopped performance under the agreement and began to commercialize a TMR product with an unrelated third party. Management of the Company believes that Edwards has breached this agreement, and has notified Edwards of its position regarding the agreement. The Company has reserved all of its rights under the agreement and is considering what legal action should be taken in this regard. Accordingly, the Company currently does not have a strategic partner with whom to market its TMR laser. The Company does not currently have sufficient financial resources to commercialize the TMR laser on its own.

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

         Due to the non-performance of Edwards under the Edwards Agreement described above, the Company evaluated various alternatives for exploiting the license. During the fourth quarter of 2001, the Company completed its evaluation and concluded that the projected undiscounted cash flows expected to be derived from this license are less than the carrying value of the license. Management of the Company also believes that any operations relating to this license will generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, the Company recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000 associated with the write down of the license agreement with Edwards.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT"), INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE STOCKHOLDERS OF PHOTOMEDEX, INC., A DELAWARE CORPORATION ("WE", "US" OR "OUR") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN AND IN SUCH OTHER DOCUMENTS FILED WITH THE COMMISSION, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

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

         Our excimer laser power source was developed to perform a variety of material processing applications. Our overall system, known as the pulsed excimer laser, was approved by the FDA under an investigational device exemption for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass grant surgery. We chose not to pursue completion of the exemption due to the lack of funds to pay the costs of, and to recruit patients into, the necessary studies. In connection with the cardiovascular and vascular uses of the excimer laser technology, on August 19, 1997, we entered into a strategic alliance with Edwards for the manufacture and marketing of excimer laser products for an experimental procedure known as transmyocardial revascularization, or TMR. In 1997, we had paid Edwards $4,000,000 to acquire a license related to this technology from Edwards. Our strategic relationship with Edwards has terminated, and we have no current business plan to commercialize our excimer laser system for TMR. We have evaluated the various alternatives for exploiting the license. During the fourth quarter of 2001, we completed our evaluation and concluded that the projected undiscounted cash flows expected to be derived from this license are less than the carrying value of the license. We also believe that any operations relating to this license will generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, we recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000 associated with the write down of the license agreement with Edwards.

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

         In August 2000, after significant progress toward completing beta testing of our psoriasis products, we shipped our first four XTRAC systems to dermatologists for commercial use. During fiscal 2001, we continued in our concerted effort to commercialize the XTRAC phototherapy system by refining the laser design and enhancing reliability. These efforts allowed us to obtain certain levels of acceptance by the insurance reimbursement community. To date, we have received approval from approximately 50 health plans in 30 states to reimburse for claims submitted by patients or their doctors for treatment of psoriasis utilizing our XTRAC system. We have also received approval from 8 insurers for reimbursement for treatment of vitiligo utilizing our XTRAC system. As of March 31, 2002, we have generated cumulative revenues of $1,136,831 from the phototherapy treatment system usage and $4,885,500 from sales of XTRAC systems.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         We generated revenues of $952,373 and $1,220,602 during the three months ended March 31, 2002 and 2001, respectively. Of these amounts, $712,000 and $1,155,000 in the respective periods related to the sale of excimer lasers and spare parts to distributors outside of the United States for the three months ended March 31, 2002 and 2001, respectively. Additionally, for the three months ended March 31, 2002 and 2001, we generated revenue of $240,373 and $65,602, respectively, from treatments performed with our excimer laser in the United States. As of March 31, 2002, we have a total of approximately 140 excimer laser systems at dermatologists offices' for commercial use throughout the United States.

         Cost of revenues during the three months ended March 31, 2002 and 2001 were $251,498 and $392,560, respectively. Cost of revenues during these periods relate primarily to the production costs of the of XTRAC laser equipment sold outside of the United States.

         Selling, general and administrative expenses during the three months ended March 31, 2002 decreased to $2,226,614 from $3,789,750 during the three months ended March 31, 2001. This decrease relates primarily to the reductions in our workforce and infrastructure to maximize the use of operating cash while we continue to implement our business plan to commercialize our XTRAC system. Specifically, these decreases included reductions in consulting and professional fees related to marketing expenses, and reduction in staffing levels in various administrative departments.

         Research and development during the three months ended March 31, 2002 decreased to $172,330 from $563,675 during the three months ended March 31, 2001. This decrease relates primarily to our focusing on refining the operability of our phototherapy laser products during the three months ended March 31, 2002. Research and development expenses for the three months ended March 31, 2001 relates primarily to the continued development of our XTRAC laser equipment.

         Depreciation and amortization during the three months ended March 31, 2002 decreased to $424,376 from $430,128 during the three months ended March 31, 2001. This decrease relates to the elimination of the amortization of goodwill associated with our purchase of the remaining 23.9% of Acculase, Inc., a California corporation, or Acculase, our wholly-owned subsidiary, on August 31, 2000 and the elimination of the amortization of the license fee which was written off through an impairment charge in the fourth quarter of 2001. This decrease was offset by the additional depreciation associated with higher property and equipment balances.

         Net interest expense during the three months ended March 31, 2002 was $1,068, as compared to net interest income of $112,149 for the three months ended March 31, 2001. This decrease in net interest income relates primarily to our lower cash balances and investments during the three months ended March 31, 2002, as compared with that of the three months ended March 31, 2001.

         Other expense during the three months ended March 31, 2002 was $4,961, as compared to other income of $2,389 during the three months ended March 31, 2001.

         As a result of the foregoing, we incurred a net loss of $2,128,474 during the three months ended March 31, 2002, as compared to a net loss of $3,840,973 during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations through the use of working capital provided from loans and equity and debt financing.

         In 1997 our strategy changed to focus our efforts on our excimer laser technology. We began to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         On March 27, 2001, we completed a private offering of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000. The closing price of the common stock on the date that the transaction was negotiated was $5.75 per share and on March 27, 2001, the closing date of the transaction, the closing price was approximately $4.875 per share. We paid Pacific Growth Equities, Inc. a commission of 6.5% of the gross proceeds, or approximately $400,000. We have used the proceeds of this financing to pay for the marketing of our products (including our psoriasis treatment products), research and development expenses and working capital.

         On October 24, 2001, we completed a private offering of 5,040,714 shares of common stock at $1.05 per share and warrants to purchase 1,260,179 shares of common stock at $1.16 per share. We have filed a registration statement for the securities issued in the private placement. We based the per share purchase price of the shares on the closing sale price of our common stock on October 12, 2001, or $1.05. We received gross proceeds of $5,292,750. We paid Investec PMG Capital and Emerging Growth Equities Limited a commission of approximately $322,000. We have used and intend to continue to use the proceeds of this financing to pay for working capital and other general corporate purposes.

         At March 31, 2002, the ratio of current assets to current liabilities was 2.38 to 1.00 compared to 2.93 to 1.00 at December 31, 2001. As of March 31, 2002, we had $3,820,667 of working capital.

         Cash and cash equivalents were $2,502,971 as of March 31, 2002, as compared to $4,066,820 as of December 31, 2001. This decrease was primarily attributable to operating expenses made during the three months ended March 31, 2002.

         We believe that our existing cash balance, together with our existing financial resources, and any revenues from our sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into the first quarter of 2003. We have decided to limit its domestic placement of lasers until it obtains broader approvals for reimbursement for treatments using its laser system. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

         As of March 31, 2002, we had borrowings in the aggregate amount of $28,347. As of December 31, 2001, we had borrowings in the aggregate amount of $65,017. The decrease in borrowings relates to the normal scheduled repayment of the obligations.

         Net cash used in operating activities was $1,492,619 and $2,777,190 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in operating activities during the three months ended March 31, 2002 and 2001 primarily consisted of net losses, increases in current assets (2001 only) and decreases in current liabilities (2002 only). These uses were offset by depreciation and amortization, decreases in current assets (2002 only) and increases in current liabilities (2001 only).

         Net cash used in investing activities was $34,560 and $1,275,057 for the three months ended March 31, 2002 and 2001, respectively. In the three months ended March 31, 2002, we utilized $32,560 to acquire equipment to support our excimer laser operations. We also used $2,000 associated with the construction of our psoriasis treatment lasers. In the three months ended March 31, 2001, we utilized $83,092 to acquire equipment to support our excimer laser operations and $1,191,965 associated with the construction of our psoriasis treatment lasers.

         Net cash used in financing activities was $36,670 as compared to net cash provided by financing activities of $5,670,475 during the three months ended March 31, 2002 and 2001, respectively. In the three months ended March 31, 2002, we received $4,000 from the issuance of notes payable, which was offset by the utilization of $40,670 for the payment of certain debts. In the three months ended March 31, 2001, we received $5,573,156 from the net proceeds of the sale of 1,230,000 shares of common stock in connection with the March 27, 2001 financing and $156,978 of proceeds from the issuance of notes payable, which was offset by the utilization of $59,659 for the payment of certain debts.

         Our ability to expand our business operations is currently dependent on financing from external sources. There can be no assurance that changes in our manufacturing, marketing or research and development plans or other changes affecting our operating expenses and business strategy will not result in the expenditure of such resources before such time or that we will be able to develop profitable operations prior to such date, or at all, or that we will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and our management does not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company's discontinuation of amortization of its goodwill; however, the Company is required to test its goodwill for impairment under the new standard beginning in 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The net book value of intangible assets at March 31, 2002 was $3,637,820.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company was required to adopt SFAS No. 144 for fiscal year 2002. The adoption of SFAS No. 144 did not have a material impact on the results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and therefore, we do not use derivative financial instruments to address treasury risk management issues in connection with changes in interest rates and foreign currency rates.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2001 for descriptions of our legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Issuances of Unregistered Securities

         During the three months ended March 31, 2002, we granted options to purchase up to an aggregate of 144,000 shares of Common Stock to various of our directors, employees and consultants, as follows: (i) options to purchase up to 23,000 shares of common stock under our 2000 Stock Option Plan at a weighted average exercise price of $1.74 per share; (ii) options to purchase up to 100,000 shares of common stock under our Non-Employee Director Stock Option Plan at a weighted average exercise price of $1.85 per share; and (iii) options to purchase up to 21,000 shares of common stock to members of our Scientific Advisory Board at a weighted average exercise price of $1.85 per share.

         We believe that all of the foregoing issuances of securities were made in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None.

                       DOCUMENTS INCORPORATED BY REFERENCE

         We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, 233 Broadway, New York, New York 10297; and its Chicago Regional Office, 175 West Jackson Boulevard, Suite 900, Chicago, Illinois 60604, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we determine to be appropriate or as may be required by law.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PHOTOMEDEX, INC.



Date:  May 10, 2002                   By:  /s/  Jeffrey F. O'Donnell
                                           ---------------------------
                                           Jeffrey F. O'Donnell
                                           President and Chief Executive Officer


Date:  May 10, 2002                   By:  /s/  Dennis M. McGrath
                                           ---------------------------
                                           Dennis M. McGrath
                                           Chief Financial Officer