Form 10-Q
period 2002-06-30
PHOTOMEDEX INC
filed 2002-08-14
CIK 711665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                Yes [X]  No [ ]

The number of shares outstanding of the issuer's Common Stock as of August 8, 2002, was 28,337,953 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             PHOTOMEDEX, INC. AND SUBSIDIARIES
                             ---------------------------------
                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------

                                                                 June 30,      December 31,
ASSETS                                                             2002           2001
                                                              -------------   -------------
                                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                               $  6,442,314    $  4,066,820
      Accounts receivable, net                                   1,620,650       1,694,493
      Inventories                                                2,275,184       2,558,846
      Prepaid expenses and other current assets                    160,724         100,681
                                                              -------------   -------------
         Total current assets                                   10,498,872       8,420,840

PROPERTY AND EQUIPMENT                                           2,520,611       3,298,154

GOODWILL                                                         2,944,423       2,944,423

DEVELOPED TECHNOLOGY, net of accumulated
      amortization of $175,606 and $111,600                        661,394         725,400

PATENT COSTS, net of accumulated
     amortization of $61,553 and $57,377                            23,245          27,421

OTHER ASSETS                                                       167,453         168,753
                                                              -------------   -------------
                                                              $ 16,815,998    $ 15,584,991
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of notes payable                        $     13,045    $     65,017
      Accounts payable                                           1,387,715       1,862,499
      Accrued compensation and related expenses                    444,029         350,429
      Other accrued liabilities                                    748,416         427,266
      Deferred revenues                                            153,000         170,100
                                                              -------------   -------------
         Total current liabilities                               2,746,205       2,875,311
                                                              -------------   -------------


STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value, 50,000,000 shares
        authorized, 28,337,953 and 24,179,953 shares issued
        and outstanding, respectively                              283,380         241,800
      Additional paid-in capital                                72,990,435      67,245,367
      Accumulated deficit                                      (59,178,945)    (54,747,204)
      Deferred compensation                                        (25,077)        (30,283)
                                                              -------------   -------------
         Total stockholders' equity                             14,069,793      12,709,680
                                                              -------------   -------------
                                                              $ 16,815,998    $ 15,584,991
                                                              =============   =============

                    The accompanying notes are an integral part of these
                             consolidated financial statements.

                                             2

                                          PHOTOMEDEX, INC. AND SUBSIDIARIES
                                          ---------------------------------
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        -------------------------------------
                                                     (Unaudited)
                                                     -----------

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                       -----------------------------   -----------------------------
                                                            2002            2001            2002            2001
                                                       -------------   -------------   -------------   -------------
REVENUES                                               $    842,699    $  2,090,752    $  1,795,072    $  3,311,354

COSTS AND EXPENSES:
   Cost of revenues, excluding depreciation                 174,772         557,600         426,270         892,160
   Selling, general and administrative                    2,188,786       3,705,794       4,415,400       7,549,408
   Research and development                                 360,906         800,209         533,236       1,363,884
   Depreciation and amortization                            426,528         502,313         850,904         932,441
                                                       -------------   -------------   -------------   -------------

  Loss before interest and other income
         (expense), net                                  (2,308,293)     (3,475,164)     (4,430,738)     (7,426,539)

INTEREST INCOME, NET                                          4,436          85,187           3,368         197,336

OTHER INCOME (EXPENSE), NET                                     590          32,052          (4,371)         30,305
                                                       -------------   -------------   -------------   -------------


NET LOSS                                               $ (2,303,267)   $ (3,357,925)   $ (4,431,741)   $ (7,198,898)
                                                       =============   =============   =============   =============


BASIC AND DILUTED NET LOSS PER SHARE                   $      (0.09)   $      (0.18)   $      (0.18)   $      (0.39)
                                                       =============   =============   =============   =============

SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER SHARE                               25,010,953      19,130,062      24,597,749      18,519,594
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
                                              -----------

                                                                            Six Months Ended June 30,
                                                                           ---------------------------
                                                                               2002           2001
                                                                           ------------   ------------
OPERATING ACTIVITIES:
      Net loss                                                             $(4,431,741)   $(7,198,898)
      Adjustments to reconcile net loss to net cash used
         In operating activities -
           Depreciation and amortization                                       850,904        932,441
           Stock options and warrants issued to consultants for services        34,295        143,804
           Amortization of deferred compensation                                 4,512          4,644
      Changes in operating assets and liabilities -
           Accounts receivable                                                  73,843     (2,875,272)
           Inventories                                                         283,662       (641,536)
           Prepaid expenses and other assets                                   (58,743)       168,167
           Accounts payable                                                   (474,784)     1,813,098
           Accrued compensation and related expenses                            93,600         76,342
           Other accrued liabilities                                           321,150        212,822
           Deferred revenue                                                    (17,100)        94,588
                                                                           ------------   ------------

                  Net cash used in operating activities                     (3,320,402)    (7,269,800)
                                                                           ------------   ------------

INVESTING ACTIVITIES:
      Sale of short-term investments                                                --      2,000,000
      Purchases of property and equipment                                      (45,761)      (117,410)
      Lasers placed into or retired from service                                40,582     (2,531,080)
                                                                           ------------   ------------

                  Net cash used in investing activities                         (5,179)      (648,490)
                                                                           ------------   ------------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net                            5,706,047      5,506,442
      Proceeds from issuance of note payable                                     4,000        156,978
      Proceeds from exercise of options                                         18,000             --
      Proceeds from exercise of warrants                                        29,000             --
      Payments on notes payable                                                (55,972)      (125,396)
                                                                           ------------   ------------

                  Net cash provided by financing activities                  5,701,075      5,538,024
                                                                           ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                             2,375,494     (2,380,266)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                             4,066,820      7,561,040
                                                                           ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 6,442,314    $ 5,180,774
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

                                                  4

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Background
----------

         PhotoMedex, Inc. and subsidiaries ("the Company") develops, manufactures and markets therapeutic excimer laser-based instrumentation designed to treat psoriasis, vitiligo, atopic dermatitis and leukoderma. The Company is also developing technologies for the treatment of other skin disorders, and other medical and non-medical applications. In January 2000, the Company received the first Food and Drug Administration ("FDA") approval to market an excimer laser system, the XTRAC system, for the treatment of psoriasis. The Company commercially launched the XTRAC system in the United States in August 2000. In March 2001, the Company received FDA approval to market its XTRAC system for the treatment of vitiligo. In August 2001, the Company received FDA approval to market its XTRAC system for the treatment of atopic dermatitis and approval for the treatment of leukoderma was received in May 2002.

Liquidity
---------

         The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses and in the fourth quarter of 2000 began to market the XTRAC system for commercial sale. The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of June 30, 2002, the Company had an accumulated deficit of $59,178,945.

         The Company expects to incur operating losses for at least the next twelve months because it plans to spend substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its operations. The Company cannot assure that it will market any products successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

         The Company's future revenues and success depends upon its excimer laser systems for the treatment of a variety of skin disorders. The Company's excimer laser system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and 19 countries around the world. The Company's ability to successfully introduce new products based on its new business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company's control. Consequently, the Company's historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

         Cash and cash equivalents were $6,442,314 as of June 30, 2002. Management believes that the existing cash balance together with existing financial resources and any revenues from its sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company's operating and capital requirements through the end of 2003. Management has decided to limit its domestic placement of lasers until it obtains broader approval for reimbursement for treatments using its laser system. However, depending upon the Company's rate of growth and other operating factors, the

Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations
---------------------------------------------------------

         The financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Principles of Consolidation
---------------------------

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Management's Use of Estimates
-----------------------------

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical estimates and judgments made by management in the preparation of the financial statements relate to revenue recognition, impairments of long-lived assets and adequacy of the accounts receivable reserve.

Cash and Cash Equivalents
-------------------------

         For the purposes of the consolidated statements of cash flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2002, cash equivalents are primarily comprised of an investment in a money market fund and certificate of deposit with a bank.

Inventories
-----------

         Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

                                              June 30,       December 31,
                                                2002             2001
                                            -----------      -----------
         Raw materials                      $1,933,677       $2,074,174
         Work-in-process                       341,507          484,672
                                            -----------      -----------
                                            $2,275,184       $2,558,846
                                            ===========      ===========

         The Company's psoriasis treatment equipment will either be (i) placed in a physician's office and remain the property of the Company or (ii) sold to distributors or physicians directly. With respect to the equipment placed in a physician's office, the Company earns revenue each time the laser is used for a patient treatment.

         Throughout the laser manufacturing process the related production costs are recorded within inventory. Once a laser is completed and placed in a physician's office, the cost is transferred from inventory to "lasers in service" within property and equipment. Lasers that are completed and not placed in a physician's office are maintained in inventory until the unit is sold.

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

                                                       June 30,     December 31,
                                                         2002           2001
                                                     ------------   ------------
         Lasers in service                           $ 4,121,760    $ 4,229,280
         Computer hardware and software                  249,391        213,619
         Furniture and fixtures                          151,637        151,637
         Machinery and equipment                          58,714         58,714
         Leasehold improvements                           88,705         78,716
                                                     ------------   ------------
                                                       4,670,207      4,731,966
         Accumulated depreciation and amortization    (2,149,596)    (1,433,812)
                                                     ------------   ------------
                                                     $ 2,520,611    $ 3,298,154
                                                     ============   ============

         Lasers in service represent phototherapy treatment equipment currently located in physician offices. Lasers in service are depreciated over an estimated useful life of three years. The Company began to generate revenues from these lasers in the fourth quarter of 2000.

         The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of June 30, 2002, no such write-down was required.

Intangible Assets
-----------------

         Intangible assets consist of goodwill, developed technology and patents, which are carried at cost less accumulated amortization. Patents are amortized on a straight-line basis over the estimated useful lives of eight to 12 years. Developed technology relates to the purchase of the minority interest of Acculase, Inc. (see Note 2) and is being amortized on a straight-line basis over seven years. Prior to December 31, 2001, goodwill relating to the purchase of the minority interest of Acculase was amortized on a straight-line basis over 10 years.

         The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of June 30, 2002, no such write-down was required (see Note
6).

Accrued Warranty Costs
----------------------

         The Company offers a warranty on products sold for a period of one-year. The Company provides for estimated future warranty claims on the date the product is sold.

Revenue Recognition
-------------------

         The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for each time the laser is used for a patient treatment. When the Company sells a laser to a distributor or directly to a physician, revenue is recognized upon shipment of the product. The Company does not allow products to be returned by its distributors. When the Company places the laser in a physician's office, service revenues are recognized based on an estimate of patient treatments. The physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs.

Research & Development
----------------------

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

Income Taxes
------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

New Accounting Pronouncements
-----------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company's discontinuation of amortization of its goodwill; however, the Company is required to test goodwill for impairment under the new standard beginning in 2002 and management performed an analysis of the recoverability of goodwill and concluded that there has been no impairment of the carrying value. The net book value of intangible assets at June 30, 2002 was $3,629,062.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 did not have any impact on the Company's financial position or results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have an impact on the financial position or results of operations of the Company.

2.       ACQUISITION:
         ------------

         Effective August 31, 2000, the Company issued 300,000 shares of common stock for the remaining 23.9% of Acculase which the Company did not already own. The Company granted certain registration rights with respect to the shares issued. The transaction was accounted for as a purchase. The Company has historically consolidated the results of Acculase in its financial statements and has recognized all of Acculase's losses as the Company has historically funded the operations. In addition, due to the significant historical losses of Acculase, the Company did not have any investment recorded for its 76.1% ownership of Acculase. Accordingly, the total purchase price of $4,234,415, including transaction costs of $409,415, was allocated to Acculase's net tangible and intangible assets based on the estimated fair values as of the date of the transaction. Based upon an analysis of the acquired assets, $837,000 of the purchase price has been allocated to developed technology and the remaining $3,397,415 has been allocated to goodwill. Beginning January 1, 2002, the developed technology is being amortized over seven years on a straight-line basis. For the years ended December 31, 2001 and 2000, developed technology was being amortized over 10 years on a straight-line basis. For the three months ended June 30, 2002 and 2001, amortization of developed technology was $32,003 and $20,925, respectively, and $64,006 and $41,850 for the six months ended June 30, 2002 and 2001, respectively. For the years ended December 31, 2001 and 2000, goodwill was being amortized over 10 years on a straight-line basis. As of January 1, 2002, consistent with SFAS No. 142 (see Note 1), goodwill is no longer amortized; rather, it is subject to certain impairment tests. Amortization of goodwill for the three and six months ended June 30, 2001, was $84,936 and $169,872, respectively. Excluding amortization of goodwill, the net loss for the three and six months ended June 30, 2001 would have been $3,272,989 and $7,029,026, respectively, and basic and diluted net loss per share would have been $0.17 and $0.38 for these periods.

3.       OTHER ACCRUED LIABILITIES:
         --------------------------

Other accrued liabilities consist of the following:

                                                       June 30,    December 31,
                                                        2002          2001
                                                      ---------    ---------

         Accrued professional and consulting fees     $100,000     $128,000
         Accrued warranty                              554,167      267,714
         Other accrued expenses                         94,249       31,552
                                                      ---------    ---------

                                                      $748,416     $427,266
                                                      =========    =========

4.       NOTES PAYABLE:
         --------------

Notes payable consists of the following:

                                                                          June 30,       December 31,
                                                                            2002             2001
                                                                      ---------------   ---------------
         Note payable - lessor, interest at 10%, payable in
         monthly principal and interest installments of $1,775
         through 2002, unsecured.                                     $       10,349    $       20,195


         Note payable - unsecured creditor, interest at 9.0%,
         payable in monthly principal and interest installments
         of $461 through 2002.                                                 2,696                --


         Note payable - unsecured creditor, interest at 6.7%,
         payable in monthly principal and interest installments
         of $9,065 through 2002.                                                  --            44,822
                                                                      ---------------   ---------------
                                                                              13,045            65,017
         Less-current maturities                                             (13,045)          (65,017)
                                                                      ---------------   ---------------
                                                                      $           --    $           --
                                                                      ===============   ===============

5.       PRIVATE STOCK OFFERING:
         -----------------------

         On June 13, 2002, the Company completed a private offering of 4,115,000 shares of common stock at $1.50 per share resulting in gross proceeds of $6,172,500. The closing price of the Company's common stock on June 13, 2002 was $1.68 per share. In connection with this offering, the Company paid a commission and other costs of $466,453, thereby providing the Company with net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and may not be exercised until the day immediately following six (6) months after the closing date of this private offering.

6.       SIGNIFICANT ALLIANCES/AGREEMENTS:
         ---------------------------------

         In 1997, the Company executed a series of agreements with Edwards Lifesciences Corp. ("Edwards"). Reference is made to the Company's Form 10-K for the period ended December 31, 2001 for further information on the agreements.

         There were no revenues recognized under this agreement for the three and six months ended June 30, 2002 or 2001.

         In January 2001, Edwards stopped performance under the agreement and began to commercialize a TMR product with an unrelated third party. Management believes that Edwards has breached this agreement, and has notified Edwards of its position regarding the agreement. The Company has reserved all of its rights under the agreement and is evaluating what legal action should be taken in this regard. Accordingly, the Company currently does not have a strategic partner with whom to market its TMR laser and does not currently have sufficient financial resources to commercialize the TMR laser on its own.

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

OVERVIEW OF BUSINESS OPERATIONS

         We are engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of inflammatory and cosmetic skin disorders. In connection with our current business plan, the initial medical applications for our excimer laser technology are intended to be used in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We are also developing our technology for the treatment of other skin disorders. In January 2000, we received the first Food and Drug Administration, or FDA, approval to market an excimer laser system, our XTRAC system, for the treatment of psoriasis. We received approval of our 510(k) submission from the FDA relating to the use of our XTRAC system for the treatment of psoriasis. The 510(k) establishes that our XTRAC system has been determined to be substantially equivalent to currently marketed devices for purposes of treating psoriasis. XTRAC(TM), PhotoMedex, Inc. and our logo are our registered trademarks. We commercially launched the XTRAC system in the United States in August 2000. In March 2001, we received FDA approval to market our XTRAC system for the treatment of vitiligo. In August 2001, we received FDA approval to market our XTRAC system for the treatment of atopic dermatitis and approval for the treatment of leukoderma in May 2002.

         Our excimer laser power source was developed to perform a variety of material processing applications. Our overall system, known as the pulsed excimer laser, was approved by the FDA under an investigational device exemption for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass grant surgery. We chose not to pursue completion of the exemption due to the lack of funds to pay the costs of, and to recruit patients into the necessary studies. In connection with the cardiovascular and vascular uses of the excimer laser technology, on August 19, 1997, we entered into a strategic alliance with Edwards for the manufacture and marketing of excimer laser products for an experimental procedure known as transmyocardial revascularization, or TMR. In 1997, we paid Edwards $4,000,000 to acquire a license related to this technology from Edwards. Our strategic relationship with Edwards has terminated, and we have no current business plan to commercialize our excimer laser system for TMR. We have evaluated the various alternatives for exploiting the license. During the fourth quarter of 2001, we completed our evaluation and concluded that the projected undiscounted cash flows expected to be derived from this license are less than the carrying value of the license. We also believe that any operations relating to this license will generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, we recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000 associated with the write down of the license agreement with Edwards.

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

         As a part of our commercialization strategy in the United States, we are providing our XTRAC system to targeted dermatologists at no capital cost to them. We believe that this strategy will create substantial incentives for these dermatologists to adopt our XTRAC system and will accelerate further market penetration. We expect to receive a recurring stream of revenue from per-treatment charges to dermatologists for use of our XTRAC system. However, we have decided to limit our domestic placement of lasers until we obtain broader approvals for reimbursement for treatment utilizing our XTRAC system.
Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through our distributors and placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream. As of June 30, 2002, we have generated cumulative revenues of $1,382,030 from the phototherapy treatment system usage and $5,483,000 from sales of XTRAC systems.

RESULTS OF OPERATIONS

         We generated revenues of $842,699 and $1,795,072 during the three and six months ended June 30, 2002, respectively. Of these amounts, $597,500 and $1,309,500 relate to the sale of our excimer lasers and spare parts to distributors outside of the United States for the three and six months ended June 30, 2002, respectively. Additionally, for the three and six months ended June 30, 2002 we generated $245,199 and $485,572, respectively, in revenues from treatments performed with our excimer laser in the United States. We generated revenues of $2,090,752 and $3,311,354 during the three and six months ended June 30, 2001, respectively. Of these amounts, $1,769,500 and $2,924,500 related to the sale of our excimer lasers to distributors outside of the United States. Additionally, for the three and six months ended June 30, 2001, we generated $321,252 and $386,854, respectively, in revenues from treatments performed with our excimer laser in the United States.

         Cost of revenues during the three and six months ended June 30, 2002 was $174,772 and $426,270, respectively. Cost of revenues during these periods related primarily to the production costs of the XTRAC laser equipment and spare parts sold outside of the United States. Cost of revenues during the three and six months ended June 30, 2001 was $557,600 and $892,160, respectively. Cost of revenues during these periods also related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Selling, general and administrative expenses for the three and six months ended June 30, 2002 were $2,188,786 and $4,415,400 compared to $3,705,794 and $7,549,408 in 2001, respectively. Included in selling, general and administrative expenses during the three and six months ended June 30, 2002 were approximately $320,000 of warranty expenses accrued for chamber modifications for international lasers sold. These overall period to period decreases relate to reductions in consulting and professional fees related to marketing expenses for our XTRAC systems and reductions in personnel and overhead expenses with respect to the infrastructure to maximize the use of operating cash while we continue to implement our business plan to commercialize our XTRAC system.

         Research and development expenses during the three months ended June 30, 2002 decreased to $360,906 from $800,209 for the three months ended June 30, 2001. During the six months ended June 30, 2002, research and development expenses decreased to $533,236 from $1,363,884 for the six months ended June 30, 2001. These decreases relate primarily to our focus on refining the operability of our phototherapy laser products.

         Depreciation and amortization during the three months ended June 30, 2002 decreased to $426,528 from $502,313 during the three months ended June 30, 2001. Depreciation and amortization during the six months ended June 30, 2002 decreased to $850,904 from $932,441 during the six months ended June 30, 2001. These decreases relate primarily to the elimination of the amortization of goodwill associated with our purchase of the remaining 23.9% of Acculase and the elimination of the amortization of the license fee which was written off through an impairment charge in the fourth quarter of 2001. This decrease was offset by additional depreciation associated with higher property and equipment balances.

         Net interest income during the three months ended June 30, 2002 decreased to $4,436, as compared to $85,187 for the three months ended June 30, 2001. Net interest income during the six months ended June 30, 2002 decreased to $3,368, as compared to $197,336 for the six months ended June 30, 2001. The decrease relates primarily to our smaller average balance of cash and investments during the three and six months ended June 30, 2002 as significant investments have been made in infrastructure development and capital investment in lasers in service.

         Other income during the three months ended June 30, 2002 was $590 as compared to other income of $32,052 during the three months ended June 30, 2001. Other expense during the six months ended June 30, 2002 was $4,371 as compared to other income of $30,305 during the six months ended June 30, 2002. .

         The aforementioned factors resulted in a net loss of $2,303,267 and $4,431,741 during the three and six months ended June 30, 2002, as compared to a net loss of $3,357,925 and $7,198,898 during the three and six months ended June 30, 2001.

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

         On March 27, 2001, we completed a private placement of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000. The closing price of the common stock on the date that the transaction was negotiated was $5.75 per share and on March 27, 2001, the closing date of the transaction, the closing price was approximately $4.875 per share. We paid Pacific Growth Equities, Inc. a commission of 6.5% of the gross proceeds, or approximately $400,000 and additional financing costs of approximately $244,000 were also incurred. We have used the proceeds of this financing to pay for the marketing of our products (including our psoriasis and vitiligo treatment products), research and development expenses and working capital.

         On October 24, 2001, we completed a private placement of 5,040,714 shares of common stock at $1.05 per share and warrants to purchase 1,260,179 shares of common stock at $1.16 per share. We have filed a registration statement for the securities issued in the private placement. We based the per share purchase price of the shares on the closing sale price of our common stock on October 12, 2001, or $1.05. We received gross proceeds of $5,292,750. We paid Investec PMG Capital and Emerging Growth Equities Limited a commission of approximately $322,000. We have used the proceeds of this financing to pay for working capital and other general corporate purposes.

         On June 13, 2002, the Company completed a private offering of 4,115,000 shares of common stock at a price of $1.50 per share providing gross proceeds of $6,172,500. The closing price of the Company's common stock on June 13, 2002 was $1.68 per share. In connection with this offering, the Company paid a commission and other costs of $466,453, resulting in net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and may not be exercised until the day immediately following six (6) months after the closing date of this private offering. We have filed a registration statement for the securities issued in the private offering. We have used and will continue to use the proceeds of this financing to pay for working capital and other general corporate purposes.

         At June 30, 2002, the ratio of current assets to current liabilities was 3.82 to 1.00 compared to 2.93 to 1.00 at December 31, 2001. As of June 30, 2002, we had $7,752,667 of working capital.

         Cash and cash equivalents were $6,442,314 as of June 30, 2002, as compared to $4,066,820 as of December 31, 2001. This increase was primarily attributable to the receipt of $5,706,047 in net cash proceeds from the June 13, 2002 financing, net of funding for the net loss incurred during the six months ended June 30, 2002.

         We believe that our existing cash balance, together with our existing financial resources, and any revenues from our sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements through the end of 2003. We have decided to limit domestic placement of lasers until we obtain broader approvals for reimbursement for treatments using the laser system. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

         As of June 30, 2002, we had borrowings in the aggregate amount of $13,045. As of December 31, 2001, we had borrowings in the aggregate amount of $65,017. The decrease in borrowings relates to the normal scheduled repayment of the obligations.

         Net cash used in operating activities was $3,320,402 and $7,269,800 for the six months ended June 30, 2002 and 2001, respectively. Net cash used in operating activities during the six months ended June 30, 2002 and 2001 primarily consisted of net losses, increases in current assets (2001 only) and decreases in current liabilities (2002 only). These uses were offset by depreciation and amortization, decreases in current assets (2002 only) and increases in current liabilities (2001 only).

         Net cash used in investing activities was $5,179 and $648,490 for the six months ended June 30, 2002 and 2001, respectively. In the six months ended June 30, 2002, we utilized $45,761 to purchase computer software and leasehold improvements to support our excimer laser operations. In the six months ended June 30, 2001, we utilized $117,410 to acquire equipment for our excimer laser business operations and $2,531,080 associated with the construction of our psoriasis treatment lasers.

         Net cash provided by financing activities was $5,701,075 and $5,538,024 during the six months ended June 30, 2002 and 2001, respectively. In the six months ended June 30, 2002, we received $5,706,047 from the net proceeds of the sale of 4,115,000 shares of common stock in connection with the June 13, 2002 financing, $18,000 from the exercise of options, $29,000 from the exercise of warrants and $4,000 from the issuance of notes payable, which was offset by the utilization of $55,972 for the payment of certain debts. In the six months ended June 30, 2001, we received $5,506,442 from the net proceeds of the sale of 1,230,000 shares of common stock in connection with the March 27, 2001 financing and $156,978 of proceeds from the issuance of notes payable, which was offset by the utilization of $125,396 for the payment of principal on the aforementioned notes payable.

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

         We expect to incur operating losses for at least the next twelve months because we plan to spend substantial amounts on the marketing of our psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of our operations. We cannot assure that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

         Our future revenues and success depends upon our XTRAC system for the treatment of a variety of skin disorders. Our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and 19 countries around the world. Our ability to successfully introduce new products based on our new business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond our control. Consequently, our historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether we will obtain or sustain positive operating cash flow or generate net income in the future.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and our management does not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standard ("SFAS"). 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in 2002 and management performed an analysis of the recoverability of goodwill and concluded that there has been no impairment of the carrying value. The net book value of intangibles at June 30, 2002 was $3,629,062.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 did not have any impact on the Company's financial position or results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have an impact on the financial position or results of operations of the Company.


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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

         During the three months ended June 30, 2002, we granted options to purchase up to an aggregate of 113,000 shares of Common Stock to various of our directors, employees and consultants, as follows: (i) options to purchase up to 110,000 shares of common stock under our 2000 Stock Option Plan at a weighted average exercise price of $1.49 per share; (ii) options to purchase up to 3,000 shares of common stock to members of our Scientific Advisory Board at a weighted average exercise price of $1.77 per share.

         On June 13, 2002, the Company completed a private offering of 4,115,000 shares of common stock at a price of $1.50 per share providing gross proceeds of $6,172,500. The closing price of the Company's common stock on June 13, 2002 was $1.68 per share. In connection with this offering, the Company paid a commission and other costs of $466,453, resulting in net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and may not be exercised until the day immediately following six (6) months after the closing date of this private offering. We have filed a registration statement for the securities issued in the private offering. We have used and will continue to use the proceeds of this financing to pay for working capital and other general corporate purposes.

         We believe that all of the foregoing issuances of securities were made in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         On June 10, 2002 a meeting of the shareholders of PhotoMedex, Inc. was held at our corporate offices in Radnor, Pennsylvania. The following proposals were approved:

         1. Six directors were elected to serve until the next Annual Meeting of Stockholders
                  a.       Warwick Alex Charlton
                  b.       Jeffrey F. O'Donnell
                  c.       John J. McAtee, Jr.
                  d.       Alan R. Novak
                  e.       Samuel E. Navaro
                  f.       Richard De Piano

         2. An amendment to increase the number of shares required for issuance under the Company's 2000 stock option plan from 1,000,000 to 2,000,000 shares.

         3. An amendment to increase the number of shares reserved for issuance under the Company's directors stock option plan from 250,000 to 650,000 shares and to increase the annual grants to directors under the plan from 20,000 to 35,000.

ITEM 5.  OTHER INFORMATION

Changes in Our Certifying Accountant

         On July 31, 2002, upon the recommendation and approval of our Audit Committee, we dismissed Arthur Andersen LLP ("Andersen") as our principal independent public accountants, and engaged KPMG LLP ("KPMG") as our principal independent public accountants.

          In connection with the audits for the two (2) most recent years ended December 31, 2001 and 2000, and the subsequent interim period through the filing date of the Current Report on Form 8-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of such disagreements in connection with its reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

          The reports of Andersen on our consolidated financial statements, as of and for the years ended December 31, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

          We provided Andersen with the foregoing disclosures and requested Andersen to furnish a letter addressed to the Securities and Exchange Commission, stating whether it agreed with the above statements. Although we have received no information from Andersen that Andersen has a basis for disagreement with such statements, we have been unable to obtain such a letter from Andersen principally due to the fact that the personnel at Andersen (including the engagement partner and manager) primarily responsible for auditing our financial statements have left Andersen.

          During the years ended December 31, 2001 and 2000 and through the filing date of the Current Report on Form 8-K, neither we nor anyone on our behalf consulted KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events, as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On June 24, 2002, we filed a Report on Form 8-K with respect to the closing of the private placement of our securities on June 13, 2002.

         On July 31, 2002, we filed a Report on Form 8-K with respect to the dismissal of Arthur Andersen as our principal independent public accountants and the engagement of KPMG as our principal independent public accountants.


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


                                     PHOTOMEDEX, INC.



Date: August 14, 2002                By:  /s/ Jeffrey F. O'Donnell
                                          -------------------------------------
                                          Jeffrey F. O'Donnell
                                          President and Chief Executive Officer


Date:  August 14, 2002               By:  /s/ Dennis M. McGrath
                                          -------------------------------------
                                          Dennis M. McGrath
                                          Chief Financial Officer