Form 10-Q
period 2002-09-30
PHOTOMEDEX INC
filed 2002-11-14
CIK 711665

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

The number of shares outstanding of the issuer's Common Stock as of November 13, 2002, was 28,505,453 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               PHOTOMEDEX, INC. AND SUBSIDIARIES
                               ---------------------------------
                                  CONSOLIDATED BALANCE SHEETS
                                  ---------------------------

                                                                September 30,      December 31,
ASSETS                                                              2002               2001
                                                                -------------     -------------
                                                                 (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                 $  4,708,389      $  4,066,820
      Accounts receivable, net                                     1,382,093         1,694,493
      Inventories                                                  2,600,357         2,558,846
      Prepaid expenses and other current assets                      194,490           100,681
                                                                -------------     -------------
         Total current assets                                      8,885,329         8,420,840

PROPERTY AND EQUIPMENT, net                                        2,075,004         3,298,154

GOODWILL                                                           2,944,423         2,944,423

DEVELOPED TECHNOLOGY, net of accumulated
      amortization of $207,609 and $111,600                          629,391           725,400

PATENT COSTS, net of accumulated
     amortization of $63,642 and $57,377                              21,156            27,421

OTHER ASSETS                                                         397,153           168,753
                                                                -------------     -------------
                                                                $ 14,952,456      $ 15,584,991
                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of notes payable                          $     44,428      $     65,017
      Accounts payable                                             1,378,880         1,862,499
      Accrued compensation and related expenses                      367,597           350,429
      Other accrued liabilities                                    1,022,979           427,266
      Deferred revenues                                              131,625           170,100
                                                                -------------     -------------
         Total current liabilities                                 2,945,509         2,875,311
                                                                -------------     -------------

STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value, 50,000,000 shares
        authorized, 28,337,953 and 24,179,953 shares issued
        and outstanding, respectively                                283,380           241,800
      Additional paid-in capital                                  72,984,100        67,245,367
      Accumulated deficit                                        (61,244,060)      (54,747,204)
      Deferred compensation                                          (16,473)          (30,283)
                                                                -------------     -------------
         Total stockholders' equity                               12,006,947        12,709,680
                                                                -------------     -------------
                                                                $ 14,952,456      $ 15,584,991
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
                                                    -----------

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                -------------------------------     -------------------------------
                                                     2002              2001              2002              2001
                                                -------------     -------------     -------------     -------------
REVENUES                                        $    832,045      $    802,636      $  2,627,117      $  4,113,990

COSTS AND EXPENSES:
   Cost of revenues, excluding depreciation          167,434           195,160           593,704         1,087,320
   Selling, general and administrative             2,004,979         3,136,347         6,420,379        10,685,755
   Research and development                          325,952           469,180           859,188         1,833,064
   Depreciation and amortization                     413,417           620,924         1,264,321         1,553,365
                                                -------------     -------------     -------------     -------------

  Loss before interest income and other
         expense, net                             (2,079,737)       (3,618,975)       (6,510,475)      (11,045,514)

INTEREST INCOME, NET                                  14,908             9,508            18,276           206,844

OTHER EXPENSE, NET                                      (286)          (46,326)           (4,657)          (16,021)
                                                -------------     -------------     -------------     -------------


NET LOSS                                        $ (2,065,115)     $ (3,655,793)     $ (6,496,856)     $(10,854,691)
                                                =============     =============     =============     =============


BASIC AND DILUTED NET LOSS PER SHARE            $      (0.07)     $      (0.19)     $      (0.25)     $      (0.58)
                                                =============     =============     =============     =============

SHARES USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER SHARE                      28,337,953        19,138,027        25,858,184        18,728,003
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
                                                 -----------

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                 2002               2001
                                                                             -------------     -------------
OPERATING ACTIVITIES:
      Net loss                                                               $ (6,496,856)     $(10,854,691)
      Adjustments to reconcile net loss to net cash used
         in operating activities -
           Depreciation and amortization                                        1,264,321         1,553,365
                  Provision for doubtful accounts                                 429,590            66,305
           Stock options and warrants issued to consultants for services           34,295           214,652
           Amortization of deferred compensation                                    6,781             5,535
                Loss on disposition of assets                                          --            20,665
         Changes in operating assets and liabilities -
           Accounts receivable                                                   (117,190)       (3,062,690)
           Inventories                                                            (41,511)       (1,582,806)
           Prepaid expenses and other assets                                      (92,209)           81,186
           Accounts payable                                                      (483,619)        1,814,701
           Accrued compensation and related expenses                               17,168          (165,883)
           Other accrued liabilities                                              365,713           503,663
           Deferred revenues                                                      (38,475)           54,750
                                                                             -------------     -------------

                  Net cash used in operating activities                        (5,151,992)      (11,351,248)
                                                                             -------------     -------------

INVESTING ACTIVITIES:
      Sale of short-term investments                                                   --         2,000,000
      Purchases of property and equipment                                         (73,538)         (158,357)
      Lasers placed into or retired from service                                  134,641        (2,784,000)
                                                                             -------------     -------------

                  Net cash provided by (used in) investing activities              61,103          (942,357)
                                                                             -------------     -------------

FINANCING ACTIVITIES:
         Proceeds from issuance of common stock, net                            5,706,047         5,506,442
      Proceeds from issuance of note payable                                       60,905           236,320
      Proceeds from exercise of options                                            18,000            18,937
      Proceeds from exercise of warrants                                           29,000                --
      Payments on notes payable                                                   (81,494)         (199,960)
                                                                             -------------     -------------

                  Net cash provided by financing activities                     5,732,458         5,561,739
                                                                             -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                  641,569        (6,731,866)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                4,066,820         7,561,040
                                                                             -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  4,708,389      $    829,174
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

                                                     4

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

Background
----------

         PhotoMedex, Inc. and subsidiaries ("the Company") develops, manufactures and markets therapeutic excimer laser-based instrumentation designed to treat psoriasis, vitiligo, atopic dermatitis and leukoderma. The Company is also developing technologies for the treatment of other skin disorders, and other medical and non-medical applications. In January 2000, the Company received the first Food and Drug Administration ("FDA") approval to market an excimer laser system, the XTRAC system, for the treatment of psoriasis. The Company commercially launched the XTRAC system in the United States in August 2000. In March 2001, the Company received FDA approval to market its XTRAC system for the treatment of vitiligo, and shortly thereafter, in August 2001, the Company received FDA approval to market its XTRAC system for the treatment of atopic dermatitis. In May 2002, the Company received an additional approval for the treatment of leukoderma.

Liquidity
---------

         The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses and in the fourth quarter of 2000 began to market the XTRAC system for commercial sale. The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of September 30, 2002, the Company had an accumulated deficit of $61,244,060.

         The Company expects to incur operating losses for at least the next twelve months as it plans to spend substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing operations. The Company cannot assure that it will market any products successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

         The Company's future revenues and success depends upon its excimer laser systems for the treatment of a variety of skin disorders. The Company's excimer laser system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and 19 countries around the world. The Company's ability to successfully introduce new products based on its new business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond the Company's control. Consequently, the Company's historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

         Cash and cash equivalents were $4,708,389 as of September 30, 2002. Management believes that the existing cash balance together with existing financial resources and revenues from its sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company's operating and capital requirements through the third quarter of 2003. Management has decided to limit its domestic placement of lasers until physicians obtain broader insurance reimbursement for treatments using its laser system. However, depending upon the Company's rate of growth and other operating factors, the

Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Information and Results of Operations
---------------------------------------------------------

         The financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Cash and Cash Equivalents
-------------------------

         For the purposes of the consolidated statements of cash flows, the Company considers investment instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2002, cash equivalents are primarily comprised of an investment in a money market fund and certificates of deposit with a bank.

Inventories
-----------

         Inventories are stated at the lower of cost or market, determined by the first-in, first-out method and consist of the following:

                                           September 30,     December 31,
                                               2002              2001
                                           -----------       -----------
         Finished Goods                    $  177,080        $       --
         Raw materials                      2,078,751         2,074,174
         Work-in-process                      344,526           484,672
                                           -----------       -----------
                                           $2,600,357        $2,558,846
                                           ===========       ===========

         The Company's skin disorder treatment equipment will either be (i) placed in a physician's office and remain the property of the Company or (ii) sold to distributors or physicians directly. With respect to the equipment placed in a physician's office, the Company earns revenue each time the laser is used for a patient treatment.

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

                                                    September 30,  December 31,
                                                        2002           2001
                                                    ------------   ------------
         Lasers in service                          $ 3,908,720    $ 4,229,280
         Computer hardware and software                 251,495        213,619
         Furniture and fixtures                         151,637        151,637
         Machinery and equipment                         77,187         58,714
         Leasehold improvements                          95,905         78,716
                                                    ------------   ------------
                                                      4,484,944      4,731,966
         Accumulated depreciation and amortization   (2,409,940)    (1,433,812)
                                                    ------------   ------------
                                                    $ 2,075,004    $ 3,298,154
                                                    ============   ============

         Lasers in service represent phototherapy treatment equipment currently located in physician offices. Lasers in service are depreciated over an estimated useful life of three years. The Company began to generate revenues from these lasers in the fourth quarter of 2000.

         The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of September 30, 2002, no such write-down was required (see New Accounting Pronouncements below).

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

         The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of September 30, 2002, no such write-down was required (see
Note 6 and New Accounting Pronouncements below).

Accrued Warranty Costs
----------------------

         The Company offers a warranty on products sold for a period of one-year. The Company provides for estimated future warranty claims on the date the product is sold.

Revenue Recognition
-------------------

         The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon set of treatments. When the Company sells a laser to a distributor or directly to a physician, revenue is recognized upon shipment of the product. The Company does not allow products to be returned by its distributors. When the Company places the laser in a physician's office, service revenues are recognized based on an estimate of patient treatments. The physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs.

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

Fair Value of Financial Instruments
-----------------------------------

         The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is equal to its fair value due to the short-term nature of these instruments.

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

New Accounting Pronouncements
-----------------------------

         In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 has resulted in the Company's discontinuation of amortization of its goodwill; however, the Company is required to test goodwill for impairment under the new standard. In January 2002, management performed an analysis of the recoverability of goodwill and concluded that there has been no impairment of the carrying value. The net book value of intangible assets at September 30, 2002 was $3,594,970.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company was required to adopt SFAS No. 144 for fiscal year 2002. The adoption of SFAS No. 144 did not have any impact on the results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.

2.      ACQUISITION:
        ------------

         Effective August 31, 2000, the Company issued 300,000 shares of common stock for the remaining 23.9% of Acculase which the Company did not already own. The Company granted certain registration rights with respect to the shares issued. The transaction was accounted for as a purchase. The Company has historically consolidated the results of Acculase in its financial statements and has recognized all of Acculase's losses as the Company has historically funded the operations. In addition, due to the significant historical losses of Acculase, the Company did not have any investment recorded for its 76.1% ownership of Acculase. Accordingly, the total purchase price of $4,234,415, including transaction costs of $409,415, was allocated to Acculase's net tangible and intangible assets based on the estimated fair values as of the date of the transaction. Based upon an analysis of the acquired assets, $837,000 of the purchase price has been allocated to developed technology and the remaining $3,397,415 has been allocated to goodwill. Beginning January 1, 2002, the developed technology is being amortized over seven years on a straight-line basis. For the years ended December 31, 2001 and 2000, developed technology was being amortized over 10 years on a straight-line basis. For the three months ended September 30, 2002 and 2001, amortization of developed technology was $32,003 and $20,925, respectively, and $96,009 and $62,775 for the nine months ended September 30, 2002 and 2001, respectively. For the years ended December 31, 2001 and 2000, goodwill was being amortized over 10 years on a straight-line basis. As of January 1, 2002, consistent with SFAS No. 142 (see Note 1), goodwill is no longer amortized; rather, it is subject to certain impairment tests. Amortization of goodwill for the three and nine months ended September 30, 2001, was $84,935 and $254,806, respectively. Excluding amortization of goodwill, the net loss for the three and nine months ended September 30, 2001 would have been $3,570,858 and $10,599,885, respectively, and the corresponding basic and diluted net loss per share would have been $0.19 and $0.57, respectively.

3.       OTHER ACCRUED LIABILITIES:
         --------------------------

Other accrued liabilities consist of the following:

                                            September 30,   December 31,
                                                2002            2001
                                             -----------    -----------

Accrued professional and consulting fees     $  334,000     $  128,000
Accrued warranty                                537,582        267,714
Other accrued expenses                          151,397         31,552
                                             -----------    -----------

                                             $1,022,979     $  427,266
                                             ===========    ===========

4.       NOTES PAYABLE:
         --------------

Notes payable consists of the following:

                                                                                     September 30,        December 31,
                                                                                          2002                2001
                                                                                     -------------        -------------
         Note payable - lessor, interest at 10%, payable in monthly principal
         and interest installments of $1,775 through 2002, unsecured.                $      5,238         $     20,195

         Note payable - unsecured creditor, interest at 9.0%, payable
         in monthly principal and interest installments of $461 through 2002.               1,363                   --

         Note payable - unsecured creditor, interest at 6.7%, payable
         in monthly principal and interest installments of $5,524 through 2003.            37,827                   --

         Note payable - unsecured creditor, interest at 6.7%, payable
         in monthly principal and interest installments of $9,065 through 2002.                --               44,822
                                                                                     -------------        -------------
                                                                                           44,428               65,017
         Less-current maturities                                                          (44,428)             (65,017)
                                                                                     -------------        -------------
                                                                                     $         --         $         --
                                                                                     =============        =============

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

6.       SIGNIFICANT ALLIANCES/AGREEMENTS:
         ---------------------------------

         In 1997, the Company executed a series of agreements with Edwards Lifesciences Corp. ("Edwards") to develop laser technology used in Transmyocardial Revascularization (TMR). Reference is made to the Company's Form 10-K for the period ended December 31, 2001 for further information on the agreements.

         There were no revenues recognized under this agreement for the three and nine months ended September 30, 2002 or 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q (THE "REPORT"), INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO US OR OUR MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE STOCKHOLDERS OF PHOTOMEDEX, INC., A DELAWARE CORPORATION ("WE", "US" OR "OUR") AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AND IN SUCH OTHER DOCUMENTS FILED WITH THE COMMISSION, EACH OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW OF BUSINESS OPERATIONS

         We are engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of inflammatory and cosmetic skin disorders. In connection with our current business plan, the initial medical applications for our excimer laser technology are intended to be used in the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We are also developing technology for the treatment of other skin disorders. In January 2000, we received the first Food and Drug Administration, or FDA, clearance to market an excimer laser system, the XTRAC system, for the treatment of psoriasis pursuant to a 510(k) submission. The 510(k) establishes that the XTRAC system has been determined to BE substantially equivalent to currently marketed devices for purposes of treating psoriasis. Accordingly, we commercially launched the XTRAC system in the United States in August 2000. In March 2001, we received FDA clearance to market the XTRAC system for the treatment of vitiligo and shortly thereafter, in August 2001, received FDA clearance to market the XTRAC system for the treatment of atopic dermatitis. In May 2002, we received approval for the treatment of leukoderma. XTRAC, PhotoMedex and its logo are registered trademarks of PhotoMedex, Inc.

         In August 2000, after significant progress toward completing beta testing of our psoriasis products, we shipped our first four XTRAC systems to dermatologists for commercial use. During fiscal 2001, we continued our concerted efforts to commercialize the XTRAC phototherapy system by refining the laser design and enhancing reliability. These efforts allowed us to achieve certain levels of acceptance by the insurance reimbursement community. To date, we have received approval from approximately 50 health plans in 30 states to reimburse for claims submitted by patients or their doctors for treatment of psoriasis utilizing the XTRAC system. We have also received approval from eight insurers for reimbursement for treatment of vitiligo utilizing the XTRAC system.

         In February 2002, the Current Procedural Terminology Editorial Board of the American Medical Association, or AMA, approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using the XTRAC system to treat such conditions. The AMA has published three CPT code numbers covering the treatment of psoriasis and other inflammatory skin diseases with the XTRAC system, including:

         o laser treatment for inflammatory skin disease (psoriasis) - total area less than 250 square centimeters;

         o laser treatment for inflammatory skin disease (psoriasis) - total area 250-500 square centimeters; and

         o laser treatment for inflammatory skin disease (psoriasis) - total area over 500 square centimeters.

         These new codes will become effective on January 1, 2003. We believe that the publication of these codes will facilitate our ability to obtain broader approvals for reimbursement for treatment of psoriasis and other inflammatory skin diseases using the XTRAC system. We anticipate that the AMA's Relative Value Update Committee will ascribe economic values for each of these codes by the end of 2002.

         As a part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them and believe that this strategy will create substantial incentives for these dermatologists to adopt the XTRAC system and will accelerate further market penetration. Accordingly, we expect to receive a recurring stream of revenue from per-treatment charges to dermatologists for use of the XTRAC system. We have, however, decided to limit our domestic placement of lasers until the aforementioned broader approvals for reimbursement for treatment utilizing the XTRAC system are obtained. Outside of the United States, our strategy includes selling XTRAC systems through distributors or directly to dermatologists, as well as placing XTRAC systems with dermatologists thereby providing a usage-based revenue stream. As of September 30, 2002, we had generated cumulative revenues of $1,584,075 from the phototherapy treatment system usage and $6,113,000 from sales of XTRAC systems.

PROPOSED MERGER WITH SURGICAL LASER TECHNOLOGIES, INC.

         On September 25, 2002, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Surgical Laser Technologies, Inc., or SLT. Pursuant to the Merger Agreement, subject to certain conditions, a wholly-owned subsidiary formed by us for purposes of the Merger Agreement, will be merged with and into SLT with SLT continuing as the surviving corporation and our wholly-owned subsidiary, or the Merger. As a result of the Merger, each issued and outstanding share of SLT common stock will be automatically converted into the right to receive 1.12 shares, or the Exchange Ratio, of our common stock. When the Merger is completed, we will not assume any SLT stock options or substituted any of our own stock options. Each warrant to purchase SLT common stock outstanding immediately before the completion of the Merger will automatically become a fully vested warrant to purchase shares of our common stock. The number of shares of our common stock for which a warrant is exercisable and the exercise price will be adjusted for the Exchange Ratio in the Merger. The consummation of the Merger is subject to the approval of the stockholders of SLT and other customary closing conditions. There can be no guarantee that the Merger or the other transactions contemplated by the Merger Agreement will close by any particular date, if at all.

         To our knowledge, none of our executive officers or directors of or other 5% or greater beneficial owner of our common stock has an ownership interest in SLT, except for Richard J. DePiano, who is currently the chairman of the board of directors of SLT and a member of our board of directors, and a stockholder of each company, and who will continue to serve as one of our directors following the Merger. Mr. DePiano beneficially owns: (i) 55,000 shares of SLT common stock (including options to purchase up to 40,000 shares of SLT common stock), and (ii) 70,000 shares of our common stock (including options to purchase up to 55,000 shares of our common stock).

RESULTS OF OPERATIONS

         We generated revenues of $832,045 and $2,627,117 during the three and nine months ended September 30, 2002, respectively. Of these amounts, $630,000 and $1,939,500 related to the sale of our excimer lasers and spare parts to distributors outside of the United States for the three and nine months ended September 30, 2002, respectively. Additionally, for the three and nine months ended September 30, 2002, we generated $202,045 and $687,617, respectively, in revenues from treatments performed with our excimer laser in the United States. We generated revenues of $802,636 and $4,113,990 during the three and nine months ended September 30, 2001, respectively. Of these amounts, $593,000 and $3,517,500 related to the sale of our excimer lasers to distributors outside of the United States. Additionally, for the three and nine months ended September 30, 2001, we generated $209,636 and $596,490, respectively, in revenues from treatments performed with our excimer laser in the United States.

         Cost of revenues during the three and nine months ended September 30, 2002 was $167,434 and $593,704, respectively. Cost of revenues during these periods related primarily to the production costs of the XTRAC laser equipment and spare parts sold outside of the United States. Cost of revenues during the three and nine months ended September 30, 2001 was $195,160 and $1,087,320, respectively. Cost of revenues during these periods also related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Selling, general and administrative expenses for the three and nine months ended September 30, 2002 were $2,004,979 and $6,420,379 compared to $3,136,347 and $10,685,755 in 2001, respectively. Included in selling, general and administrative expenses during the three and nine months ended September 30, 2002 were approximately $0 and $320,000, respectively, of warranty expenses accrued for continued product upgrades related to international lasers sold. These overall period to period decreases related to reductions in consulting and professional fees related to marketing expenses for our XTRAC systems and reductions in personnel and overhead expenses with respect to the infrastructure to maximize the use of operating cash while we advance the implementation of our business plan to commercialize our XTRAC system.

         Research and development expenses during the three months ended September 30, 2002 decreased to $325,952 from $469,180 for the three months ended September 30, 2001. During the nine months ended September 30, 2002, research and development expenses decreased to $859,188 from $1,833,064 for the nine months ended September 30, 2001. These decreases related primarily to our focus on refining the operability of our phototherapy laser products.

         Depreciation and amortization during the three months ended September 30, 2002 decreased to $413,417 from $620,924 for the three months ended September 30, 2001. Depreciation and amortization during the nine months ended September 30, 2002 decreased to $1,264,321 from $1,553,365 for the nine months ended September 30, 2001. These decreases related primarily to the elimination of the amortization of goodwill associated with our purchase of the remaining 23.9% of Acculase and the elimination of the amortization of the license fee that was written off through an impairment charge in the fourth quarter of 2001. This decrease was offset by additional depreciation associated with additions to property and equipment balances.

         Net interest income during the three months ended September 30, 2002 increased to $14,908, as compared to $9,508 for the three months ended September 30, 2001. Net interest income during the nine months ended September 30, 2002 decreased to $18,276, as compared to $206,844 for the nine months ended September 30, 2001. The increase for the three months related primarily to investment of the proceeds of our stock offering in June 2002, while the year to date decrease related to our smaller average balance of cash and cash equivalents and lower interest rates during the nine months ended September 30, 2002.

         Net other expense during the three months ended September 30, 2002 was $286 as compared to $46,326 during the three months ended September 30, 2001. Net other expense during the nine months ended September 30, 2002 was $4,657 as compared to $16,021 during the nine months ended September 30, 2002.

         The aforementioned factors resulted in a net loss of $2,065,115 and $6,496,856 during the three and nine months ended September 30, 2002, as compared to a net loss of $3,655,793 and $10,854,691 during the three and nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations through the use of working capital provided from loans and equity and debt financing.

         In 1997, our strategy changed to focus our efforts on our excimer laser technology. We began to develop a broad base of excimer laser and excimer laser delivery products for both medical and non-medical applications.

         On March 27, 2001, we completed a private placement of 1,230,000 shares of our common stock at $5.00 per share and received gross proceeds of $6,150,000. The closing price of the common stock on the date that the transaction was negotiated was $5.75 per share and on March 27, 2001, the closing date of the transaction, the closing price was approximately $4.875 per share. We paid Pacific Growth Equities, Inc. a commission of 6.5% of the gross proceeds, or approximately $400,000 and additional financing costs of approximately $244,000 were also incurred. We have used the proceeds of this financing to pay for the marketing of our products (including our psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products), research and development expenses and working capital.

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

         On June 13, 2002, we completed a private offering of 4,115,000 shares of common stock at a price of $1.50 per share providing gross proceeds of $6,172,500. The closing price of our common stock on June 13, 2002 was $1.68 per share. In connection with this offering, we paid commissions and other expenses of $466,453, resulting in net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and may not be exercised until December 14, 2002. We have filed a registration statement for the securities issued in the private offering. We have used and will continue to use the proceeds of this financing to pay for working capital and other general corporate purposes.

         At September 30, 2002, the ratio of current assets to current liabilities was 3.02 to 1.00 compared to 2.93 to 1.00 at December 31, 2001. As of September 30, 2002, we had $5,939,820 of working capital.

         Cash and cash equivalents were $4,708,389 as of September 30, 2002, as compared to $4,066,820 as of December 31, 2001. This increase was primarily attributable to the receipt of $5,706,047 in net cash proceeds from the June 13, 2002 financing, net of funding for the net loss incurred during the nine months ended September 30, 2002.

         We believe that our existing cash balance, together with our existing financial resources, and any revenues from our sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements through the third quarter of 2003. Accordingly, we have decided to limit domestic placement of lasers until we obtain broader approvals for reimbursement for treatments using the laser system. However, depending upon our rate of growth and other operating factors, we may require additional equity or debt financing to meet our working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to us.

         As of September 30, 2002, we had borrowings in the aggregate amount of $44,428. As of December 31, 2001, we had borrowings in the aggregate amount of $65,017. The decrease in borrowings related to the normal scheduled repayment of the obligations.

         Net cash used in operating activities was $5,151,992 and $11,351,248 for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in operating activities during the nine months ended September 30, 2002 and 2001 primarily consisted of net losses and increases in current assets (2001 only). These uses were offset by depreciation and amortization, decreases in current assets (2002 only) and increases in current liabilities.

         Net cash provided by investing activities was $61,103 for the nine months ended September 30, 2002, as compared to net cash used in investing activities of $942,357 for the nine months ended September 30, 2001. In the nine months ended September 30, 2002, we utilized $73,538 to purchase computer and manufacturing equipment as well as leasehold improvements to support our excimer laser operations. In the nine months ended September 30, 2001, we utilized $158,357 to acquire equipment for our excimer laser business operations and $2,784,000 associated with the construction of our psoriasis treatment lasers.

         Net cash provided by financing activities was $5,732,458 and $5,561,739 during the nine months ended September 30, 2002 and 2001, respectively. In the nine months ended September 30, 2002, we received $5,706,047 from the net proceeds of the sale of 4,115,000 shares of common stock in connection with the June 13, 2002 financing, $18,000 from the exercise of options, $29,000 from the exercise of warrants and $60,905 from the issuance of notes payable, which was offset by the utilization of $81,494 for the payment of certain debts. In the nine months ended September 30, 2001, we received $5,506,442 from the net proceeds of the sale of 1,230,000 shares of common stock in connection with the March 27, 2001 financing, $236,320 of proceeds from the issuance of notes payable, and $18,937 from the exercise of options, which was offset by the utilization of $199,960 for the payment of principal on the aforementioned notes payable.

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

         We expect to incur operating losses for at least the next twelve months because we plan to spend substantial amounts on the marketing of our psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of our operations. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan. We anticipate generating increased cash flows from operations during 2003 in connection with: (a) the issuance of the CPT codes and its impact on our ability to obtain broader reimbursement approvals relating to treatments using our XTRAC system; and, (b) the proposed merger with SLT, if the merger should close. However, we cannot assure you that such improvement in cash flow, in either case, will result in profitable operations. Further, we cannot assure you that the proposed merger will close.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standard ("SFAS"). 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 required companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 resulted in the discontinuation of amortization of goodwill; however, we are required to test goodwill for impairment under the new standard. In January 2002, management performed an analysis of the recoverability of goodwill and concluded that there had been no impairment of the carrying value. The net book value of intangibles at September 30, 2002 was $3,594,970.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 did not have any impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We were required to adopt SFAS No. 144 for fiscal year 2002. The adoption of SFAS No. 144 did not have any impact on the results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and therefore, we do not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Registration Statement on Form S-4 (Registration Number 333-10069) in the section entitled "Information about PhotoMedex - Business of PhotoMedex - Legal Proceedings," for descriptions of our legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Options

         During the three months ended September 30, 2002, we granted options to purchase up to 10,000 shares of common stock to an employee under our 2000 Stock Option Plan at an exercise price of $1.26.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

Changes in Our Certifying Accountant

         On July 31, 2002, at the direction of our board of directors and upon the recommendation and approval of our Audit Committee, we dismissed Arthur Andersen LLP ("Andersen") as our principal independent public accountants, and engaged KPMG LLP ("KPMG") as our principal independent public accountants.

          In connection with the audits for the two (2) most recent years ended December 31, 2001 and 2000, and the subsequent interim period through July 31, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of such disagreements in connection with its reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

          During the years ended December 31, 2001 and 2000 and through July 31, 2002, neither we nor anyone on our behalf consulted KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events, as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

         99.1 Certification of Chief Executive Officer

         99.2 Certification of Chief Financial Officer

(b)      Reports on Form 8-K
         -------------------

         1. On July 31, 2002, we filed a Report on Form 8-K with respect to the dismissal of Arthur Andersen as our principal independent public accountants and the engagement of KPMG as our principal independent public accountants.

         2. On August 14, 2002, we filed a Report on Form 8-K with respect to the filing of certifications of our Chief Executive Office and Chief Financial Officer relating to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         3. On September 25, 2002, we filed a report on Form 8-K with respect to our entering into an Agreement and Plan of Merger with Surgical Laser Technologies, Inc.

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


                                      PHOTOMEDEX, INC.



Date: November 14, 2002               By:  /s/ Jeffrey F. O'Donnell
                                           -------------------------------------
                                           Jeffrey F. O'Donnell
                                           President and Chief Executive Officer


Date:  November 14, 2002              By:  /s/ Dennis M. McGrath
                                           -------------------------------------
                                           Dennis M. McGrath
                                           Chief Financial Officer

                                PHOTOMEDEX, INC.
                             A Delaware Corporation


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

         I, Jeffrey F. O'Donnell, Chief Executive Officer of PhotoMedex, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Quarterly Report"), as filed with the Securities and Exchange Commission herewith under
Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of PhotoMedex, Inc., a Delaware corporation (the "Company") for the quarterly period ended September 30, 2002 (the "Quarterly Report");

         (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002                            By: /s/ Jeffrey F. O'Donnell
                                                        ------------------------
                                                        Jeffrey F. O'Donnell
                                                        Chief Executive Officer

                                PHOTOMEDEX, INC.
                             A Delaware Corporation


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

         I, Dennis M. McGrath, Chief Financial Officer of PhotoMedex, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Quarterly Report"), as filed with the Securities and Exchange Commission herewith under
Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of PhotoMedex, Inc., a Delaware corporation (the "Company") for the quarterly period ended September 30, 2002 (the "Quarterly Report");

         (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 14, 2002                             By: /s/ Dennis M. McGrath
                                                         -----------------------
                                                         Dennis M. McGrath
                                                         Chief Financial Officer