Form 10-K
period 2002-12-31
PHOTOMEDEX INC
filed 2003-03-31
CIK 711665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2002

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

             147 Keystone Drive, Montgomeryville, Pennsylvania 18936
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (215) 619-3600
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                Five Radnor Corporate Center, Suite 470, Radnor,
                       Pennsylvania 19087; (610) 971-9292
                ------------------------------------------------
                 (Former address of principal executive offices,
                    including zip code and telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                                  Yes [ ] No [X]

The number of shares outstanding of our common stock as of March 28, 2003, was 31,439,058 shares. The aggregate market value of the common stock held by non-affiliates (28,220,883 shares), based on the closing market price ($1.62) of the common stock as of March 28, 2003 was $45,717,830.

         Certain statements in this Annual Report on Form 10-K, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as "we," "us", "our" or "registrant") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

PART I

ITEM 1.     BUSINESS

         Our business has two general categories of business activity. We are engaged in the business of marketing XTRAC(R), or XTRAC, excimer lasers in dermatology, and with the acquisition of Surgical Laser Technologies, Inc. ("SLT") on December 27, 2002, we are engaged in the business of marketing surgical products and services using a variety of lasers over a range of specialties. The following is an overview of each area of our business.

PHOTOTHERAPY LASERS: AN OVERVIEW

         We are engaged in the development of proprietary excimer laser and fiber optic systems and techniques directed toward dermatological applications, with Food and Drug Administration, or FDA, concurrence to market the XTRAC laser system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We are also developing our technology for the treatment of other skin disorders. In January 2000, we received the first 510(k) clearance from the FDA to market an excimer laser system, our XTRAC system, for the treatment of psoriasis. We commercially launched the XTRAC system in the United States in August 2000. In March 2001, we received the first FDA clearance to market our XTRAC system for the treatment of vitiligo. In August 2001, we received the first FDA clearance to market our XTRAC system for the treatment of atopic dermatitis. In May 2002, the FDA granted clearance to market the XTRAC system for the treatment of leukoderma.

         In February 2002, the Current Procedural Terminology (CPT) Editorial Board of the American Medical Association, or AMA, approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory diseases, which includes laser therapy using our XTRAC system to treat such conditions. The designation for laser treatment for inflammatory skin disease (psoriasis) was broken into three distinct codes, based on the total skin surface area being treated. In December 2002, the Centers for Medicare and Medicaid Services (CMS) published the relative values and national Medicare reimbursement rates for each of the three CPT codes.

         We believe, based on our analysis set forth below, that the XTRAC system should become one of the preferred treatment modalities for the majority of those afflicted with psoriasis. Although existing treatments provide some relief to psoriasis sufferers, they are inconvenient and may involve negative side effects. We believe that our patent-protected XTRAC system will enable more effective and convenient treatment with minimal side effects.

         As a part of our commercialization strategy in the United States, we are providing our XTRAC system to targeted dermatologists at no initial capital cost to them. We own the equipment and charge the dermatologists on a per-treatment basis for use of the XTRAC system. We believe that this strategy, combined with more widespread insurance reimbursement, will create attractive incentives for these dermatologists to adopt our XTRAC system and will accelerate further market penetration. We expect to receive a recurring stream of revenue from per-treatment charges to dermatologists for use of our XTRAC system. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through our distributors as well as providing XTRAC systems to dermatologists with a usage-based revenue stream to us.

BACKGROUND ON PSORIASIS

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

         Topical Treatments. Although physicians generally use topical therapy as a starting point for the treatment of psoriasis regardless of its severity, it is typically recommended for patients with mild and moderate psoriasis. The most commonly used topical treatment is corticosteroids that are demonstrated to reduce inflammation and itching and inhibit cell proliferation. Existing topical treatments have shown efficacy for relatively short periods of time in only 45% of patients. Frequent recurrence of the disease associated with topical therapies results in a high number of required treatments, making topical therapies relatively inconvenient. In addition to inconvenience and inherent messiness, topical therapies may cause numerous side effects including thinning skin, irritation, burning, skin discoloration and light sensitivity. A course of topical treatment can cost from $1,200 to $1,600.

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

         Recently, the biologic Amevive (alefacept) was approved by the FDA for treatment of moderate-to-severe adult chronic plaque psoriasis. Amevive is a systemic therapy treating psoriasis internally by disrupting the immune system process that causes the disease. Amevive reduces immune cell counts, which could increase the chance of developing infection or malignancy. We understand, based on limited and anecdotal information available, that annual treatment costs using Amevive may be more than $14,000.

         Phototherapy Treatments. The most common phototherapy treatments are Ultraviolet B radiation, or UVB, and psoralen with Ultraviolet A, or PUVA. According to the NPF, these therapies are considered to be the most effective treatments for people with moderate to severe psoriasis, temporarily clearing psoriasis in over 75% of patients when prescribed.

         In most UVB treatment protocol, the whole body of the patient is radiated with UVB rays, as the patient stands in a special booth lined with UVB lamps. During this procedure, healthy skin as well as psoriasis-affected skin is exposed to UVB radiation, which may cause severe burns and increase the risk of skin cancer and premature aging. In order to manage potentially harmful radiation and minimize side effects to healthy skin, the treating physician must limit the intensity of the dosage. This results in a typical treatment cycle of 20 to 40 sessions or more, requiring a significant time commitment by psoriasis patients. This time-consuming treatment cycle creates substantial inconvenience and disruption to patients' life styles and leads to poor patient compliance. The NPF estimates that 56 million hours of work are lost annually in the United States due to the time spent on treating psoriasis using conventional UVB treatment.

         Recently, one of our competitors received FDA approval to use traditional UVB light therapy with a fiber-optic light guide to assist in limiting potential harmful radiation and minimize side effects. Clinical results, however, are unsubstantiated at this time.

         PUVA, a treatment similar to UVB, is a combination of UVA with psoralen, a drug used to increase a patient's sensitivity to the UVA rays. Although PUVA allows a physician to achieve similar efficacy to UVB with fewer required sessions, PUVA can cause additional side effects, including nausea, itching and increased risk of cataracts.

         UVB and PUVA treatments are expensive, with the average annual cost of UVB and PUVA therapies ranging from $2,400 to $3,200.

OUR SOLUTION FOR PSORIASIS

         We believe our XTRAC system should become one of the preferred treatment modalities for the majority of the 7 million Americans suffering with psoriasis, including those who presently do not seek care due to the lack of an effective and convenient treatment. We believe the XTRAC system can treat most psoriasis with high efficacy, wider applicability, fewer side effects and greater convenience.

         High Efficacy. Our product utilizes the ultraviolet light that has historically proven effective for treating psoriasis and combines it with our patented laser technology. Our technology enables a physician to focus treatment solely on the affected areas of the skin through a unique, proprietary light delivery system. This ability to focus treatment only on affected skin areas permits physicians to use a higher intensity light dose than is possible with traditional ultraviolet light therapies. Our XTRAC system is a safe and effective treatment for psoriasis and requires fewer visits than conventional phototherapy. Unlike conventional treatments, our XTRAC system targets only the affected areas of the skin, sparing the surrounding skin areas. Unlike most other lasers, our XTRAC system emits a pulsating beam of light that is neither hot nor cold to the touch, resulting in no pain or discomfort to virtually all patients. Clinical studies have demonstrated the XTRAC system to have equal or greater efficacy than the most effective treatment alternatives presently available for psoriasis.

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

         Convenience. During traditional ultraviolet light treatments, healthy skin, as well as diseased skin is exposed to ultraviolet light radiation, which increases the possibility of potential side effects, principally skin cancer and premature aging. Physicians usually attempt to minimize these side effects by lowering the overall dosage of ultraviolet light in each treatment and increasing the total number of required sessions. Consequently, traditional ultraviolet light therapies require 20 to 40 sessions during a 10 to 12 week treatment cycle, creating substantial inconvenience for patients and leading to poor patient compliance. We believe that the higher intensity doses of ultraviolet light enabled by our XTRAC system result in shorter treatment cycles, increased convenience and improved patient compliance. To date, our XTRAC system has been shown to effectively treat psoriasis in four to eight sessions during a treatment cycle of two to four weeks.

OUR SOLUTION FOR VITILIGO

         In March 2001, the FDA granted 501(k) clearance to market our XTRAC system for the treatment of vitiligo. Vitiligo is a disease in which the skin loses pigment due to destruction of the pigment cells, causing areas of the skin to become lighter in color than adjacent healthy skin. This condition can be distressing to patients. Between 1% and 2% of the population suffers from the condition, and there is no known cure. The principal conventional treatments for symptoms are PUVA radiation and, to a lesser extent, topical steroids and combination therapies. According to the National

Vitiligo Foundation, or NVF, the cost of PUVA treatments, over a 12 to 18 month period, can run $6,000 or more and involve 120 clinic visits. Moreover, according to the NVF, current conventional treatments methods are unsatisfactory and many patients tend to lose the pigment they were successful in gaining through PUVA therapy. Our XTRAC system can effectively re-pigment a patient's skin, allowing treated areas to become homogeneous in pigment to healthy surrounding skin and restore the patient's skin to its original condition.

OUR SOLUTION FOR ATOPIC DERMATITIS

         In August 2001, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of atopic dermatitis. Atopic dermatitis is a common, potentially debilitating condition that can compromise the quality of life for those it affects. The condition appears as chronic inflammation of the skin that occurs in persons of all ages, but is reported to be more common in children. Skin lesions observed in atopic dermatitis vary greatly, depending on the severity of inflammation, different stages of healing, chronic scratching and frequent secondary infections. It is reported that atopic dermatitis affects some 10% of children in the United States alone, and more than $364 million is spent annually in the treatment of this disease. Treatment options include corticosteroids, which can have negative side effects, and UVB phototherapy. The use of UVB phototherapy in the treatment of atopic dermatitis has been shown effective in published studies. Accordingly, because of the controlled and targeted application provided by our XTRAC laser, large areas of healthy skin are not exposed to UVB light and the corresponding potentially carcinogenic effect of other phototherapy treatments. The XTRAC system is expected to be an alternative protocol for treating atopic dermatitis effectively.

OUR SOLUTION FOR LEUKODERMA

         In May 2002, the FDA granted 510(k) clearance to market the XTRAC system for the treatment of leukoderma, commonly known as white spots and skin discoloration from surgical scars, stretch marks, burns or injury from trauma. The XTRAC system utilizes UVB light to stimulate melanocytes, or pigment cells, deep in the skin. As these cells move closer to the outer layer of skin, repigmentation occurs.

OUR BUSINESS STRATEGY

         Our short-term goal is to establish the XTRAC system as the standard of care in treating psoriasis, vitiligo, atopic dermatitis and leukoderma patients. Our long-term goal is to become the world's leading provider of photo-medicine and surgical technologies and procedures. The following are the key elements of our strategy.

         Establish Our XTRAC System as the Preferred Treatment Modality for Psoriasis, Vitiligo, Atopic Dermatitis and Leukoderma Treatment. Several opinion leaders in the dermatological community have endorsed our XTRAC system as a preferred treatment modality for the majority of psoriasis and vitiligo patients. Relying upon these endorsements, we intend to accelerate the use of our XTRAC system by marketing to dermatologists through our direct marketing force. We have also developed a set of medical practice tools, such as patient education videos, patient letters, sample press releases, point-of-sale displays and other advertising literature, to assist the dermatologist in marketing our XTRAC system.

         Build Broad Consumer Awareness Program to Attract Those Not Currently Seeking Treatment. Of the 7 million psoriasis patients in the United States, only about 1.5 million seek care. Many do not seek care, largely due to the frustration caused by the limited effectiveness, inconvenience and negative side effects of other treatment alternatives. We have invested in print, radio and/or internet advertising to educate this frustrated segment of the population about how our XTRAC system enables more convenient and effective psoriasis treatment. We intend to continue this investment once we have received widespread private healthcare plan reimbursement.

         Increase Installed Base of Our XTRAC Systems by Minimizing Economic Risk to the Dermatologist. In the United States, we plan to place our XTRAC system in dermatologists' offices free of charge. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating an inherent economic risk to them. We also intend to market our XTRAC system in this manner outside of the United States, but we intend to continue to sell XTRAC systems directly to dermatologists in these markets through our distributors.

         Generate Recurring Revenue by Charging the Dermatologist a Per-Treatment Fee. Because there is no known cure for psoriasis, we generate, and expect to continue to generate recurring revenue in the United States from patients utilizing our XTRAC system: we intend to charge the dermatologist a per-treatment fee for this chronic condition. Additionally, we intend to increase our recurring revenue by targeting dermatologists whose practices are located in geographic regions with the largest concentration of psoriasis and vitiligo patients.

         Sell the XTRAC System in Foreign Countries to be Utilized to Treat Patients on a Wider Basis. We have entered into a number of distribution agreements with respect to the proposed sale of the XTRAC system on an international basis. We have chosen this marketing approach over a direct marketing approach because of the varying economic, regulatory, insurance, reimbursement and selling channel environments outside of the United States. We intend to enter into additional agreements in other countries. We cannot be certain that our international distributors will be successful in marketing the XTRAC system outside of the United States or that our distributors will purchase more than the minimum contractual requirements under these agreements.

         Expand Clinical Applications to the Treatment of Other Skin Disorders. More than 30 skin disorders other than psoriasis, vitiligo, atopic dermatitis and leukoderma react positively to ultraviolet light therapy. We will continue to invest in research and development of new products and in additional applications of our existing patented laser technology to treat other skin disorders which are susceptible to ultraviolet light therapy.

         Commercialize Intellectual Property for Other Applications. Our patented laser technology has potential applications for nonmedical uses and for medical uses beyond skin disorders. We also intend to continue to expand our intellectual property base through research and development efforts. We will consider appropriate commercial opportunities arising from third party applications of our proprietary technology in areas other than skin disorders. For example, in August 2000, we entered into a non-exclusive license agreement with Komatsu, Ltd. under which Komatsu will pay us a royalty for the use of a U.S. laser patent we own in connection with its manufacture of semi-conductor lithography equipment. We intend to explore similar opportunities.

OUR XTRAC SYSTEM

         Our XTRAC system combines the technology of an excimer laser, or "cold" laser system (already in use for a variety of medical and cosmetic treatments), with the use of ultraviolet light therapy. The XTRAC system applies directly to skin affected by a disorder a concentrated dose of radiation at a higher intensity than traditional ultraviolet light therapy. Our XTRAC system utilizes a 308 nm light wavelength, which studies have shown to be the optimal wavelength to treat psoriasis effectively. Our XTRAC system consists of the laser, which is mobile and approximately the size of a small filing cabinet, and a hand piece attached to the laser by fiber optic cable, which is designed to permit direct application of the ultraviolet light to psoriasis-affected skin.

         Between March 1998 and November 1999, we initiated five clinical trials of our XTRAC system at Massachusetts General Hospital. Our objective in these clinical trials was to compare our XTRAC laser technology with standard ultraviolet light therapy in the treatment of psoriasis. In January 2000, we received a 510(k) clearance to market the XTRAC system from the FDA based on the clinical results from these trials. The Massachusetts General Hospital clinical trial, which involved 13 patients, concluded that our XTRAC laser made it possible to treat psoriasis effectively in one session with moderately long remission. The study also concluded that the number of treatments to remission depended largely on the intensity of the ultraviolet light used, finding that medium intensities seemed to provide the best results with a superior balance between quick clearing and patient comfort. We supported the clinical trials with research grants of approximately $954,000, of which we have paid approximately $841,000 as of March 28, 2003.

         To support our commercialization strategy, we began an additional clinical trial in May 2000. The trial was designed to validate the results obtained in the Massachusetts General Hospital clinical study in mainstream dermatologists' offices. We established five Beta sites throughout the United States using our XTRAC system in a clinical trial of 124 persons. This study, which has been completed, examined various aspects of excimer laser therapy, including the number of treatments necessary for clearing, the ultraviolet light intensity necessary for clearing and overall patient satisfaction. Our Beta-Site Clinical Study indicated that:

               . approximately 72% of the subjects treated were 75% improved in slightly more than six sessions, with minimal and well-tolerated side effects;

               .    some subjects were cleared in as little as one session; and

               . subjects were successfully treated who had psoriasis in the hinged body areas (knees and elbows), which have proven the most difficult for other alternative therapies to demonstrate any kind of remedial impact.

         In 2001, we received clearance to market our XTRAC system for the treatment of vitiligo and atopic dermatitis, and in 2002 for the treatment of leukoderma. We have also been the beneficiary of 13 clinical articles accepted or published which continue to validate the clinical efficacy of our phototherapy treatments and which have significantly advanced the insurance reimbursement process.

DOMESTIC COMMERCIALIZATION OF OUR XTRAC SYSTEM

         In the United States, we are commercializing our XTRAC system in a manner designed to provide a recurring revenue stream not only to the Company, but also to the attending dermatologist, who would otherwise refer the patient for alternative treatment and thereby forego associated revenues. We place units in the offices of dermatologists with high-volume psoriasis practices at no up-front capital cost to the dermatologists. We own the equipment and charge the dermatologists on a per treatment basis for use of the XTRAC laser system.

          A dermatologist generally takes delivery of our XTRAC system under the terms of our standard usage agreement, and then has the right to purchase pre-paid treatment cards. These cards may be used for multiple treatments for the same or different patients, for psoriasis, vitiligo, atopic dermatitis or leukoderma. The dermatologist retains any revenue received from patients or their medical insurance providers.

         Currently, dermatologists who treat psoriasis patients using ultraviolet light generally refer those patients to independent treatment centers. In such cases, the physician does not ordinarily share in any of the revenue generated from providing treatments to the patient. However, physicians using our XTRAC system will treat the patient in their own office and, therefore, will retain revenue that would otherwise be lost to outside providers. In addition, in most states, a trained technician, rather than the physician, may apply the treatment, thus allowing the dermatologist to continue treating other patients, while at the same time increasing revenue from treatments using our XTRAC system. We believe that this will create an attractive incentive for the dermatologists to use our XTRAC system.

         We have promoted our XTRAC system through trade shows, advertising in scientific journals, industry magazines, radio and newsprint, as well as direct mail programs. Our marketing campaign is designed to accelerate market acceptance of our XTRAC system by increasing physician and patient awareness for our new, unique technology.

INTERNATIONAL COMMERCIALIZATION OF OUR XTRAC SYSTEM

         Our international marketing plan is based on the sale of our XTRAC system through independent, exclusive distributors. We have already entered into agreements with distributors and end users in approximately 20 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to market our products in more countries in these markets. In some countries, we anticipate developing relationships similar to those in the United States, whereby we, acting through our distributors, place a laser system in the doctor's office for free or at minimal cost, and charge the doctor a per-procedure fee. However, we have not entered into any such relationships to date.

SURGICAL PRODUCTS AND SERVICES: AN OVERVIEW

         On December 27, 2002, we completed the acquisition of SLT. SLT is now our wholly-owned subsidiary. SLT has focused on lasers used in surgery in such venues as hospitals, surgi-centers and doctors offices. SLT has employed a similar business model to ours by charging a per-procedure fee, thereby limiting the initial outlay to the customer for capital expenditure, while ensuring continued revenue flow to itself. With the addition of SLT, we now offer a wide range of laser services, including urology, gynecology, orthopedics and general surgery.

         SLT's surgical services offerings were significantly expanded in June 2000 through the acquisition of Surgical Innovations & Services, Inc. SLT's offerings had previously been limited to its proprietary laser systems; the acquisition enables it to include the products of several other companies, thereby broadening the scope of procedures for which it could provide support services.

         We offer services from such lasers as the holmium, diode, Nd:YAG and CO2 lasers. We also provide such products for use in our surgical services business. Through SLT, we also engage in the development, manufacture and sale of surgical products, including proprietary Contact and free-beam Laser Systems for surgery and in the provision of surgical services on a turn-key procedural basis. SLT introduced Contact Laser(TM) surgery by combining proprietary Contact Laser Delivery Systems with an Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. Our Contact Laser Delivery Systems can be used effectively with any wavelength of laser between 532nm and 1064nm, including the KTP laser (532nm), diode laser (various wavelengths) and Nd:YAG laser (1064nm).

         Our proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. Through our patented Contact Laser Delivery Systems, we are able to produce a wide range of temperature gradients, which address a broad range of surgical procedures within multiple specialties. Our multiple specialty capability reduces a hospital's need to purchase several lasers to meet its specialists' varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control that our Contact Laser Delivery Systems provide, are our primary competitive strengths in surgical products.

         During 2001, SLT introduced the LaserPro CTH holmium laser, a versatile and compact holmium laser for lithotripsy, as well as a broad range of other surgical applications. It also introduced a line of fiber-optic laser delivery systems to be used with the holmium laser. This laser has been used in the provision of surgical services and has also been offered for sale.

         Our surgical revenues will thus continue to be generated primarily from two sources: (1) the provision of surgical services, and (2) the sale of Contact Laser Delivery Systems and related accessories, and the sale of Nd:YAG and CTH holmium laser units and related service. Our Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from our Nd:YAG laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel. Our holmium laser delivery systems consist of fiber-optic delivery systems which deliver the laser beam from our CTH holmium laser unit to the surgical site.

SURGICAL SERVICES

         We provide our customers with the ability to utilize our laser systems, as well as those of other companies, coupled with a technician on a per-procedure basis. We provide these services for a variety of surgical procedures utilizing various laser technologies. The per-procedure prices we charge for surgical services vary based on the surgical procedure performed.

         Our primary competitive strengths in surgical services are in the training we provide to our clinical service technicians, our adherence to quality standards and our ability to integrate products which we manufacture into the range of services we provide. These strengths allow us to provide multiple specialty capability on a cost-effective basis, which in turn reduces or eliminates a hospital's need to purchase laser systems, associated delivery systems and clinical support to meet its specialists' requirements.

         Most of our operations in surgical services are in the southeastern states of the U. S. We also have operations in Milwaukee and the Baltimore-Washington DC area. We intend to continue to expand the territory where we provide such services and shall explore how we may expand the range of surgical procedures, which we can support. We see surgical services as a business with favorable prospects for revenue growth.

SURGICAL PRODUCTS

         The following is a summary of our major surgical products:

         Fiberoptic Delivery Systems. We have designed disposable optical quartz fibers to channel the laser beam from our laser unit to the fiber end, the Laser Probe or the Laser Scalpel or to one of 24 interchangeable, application-specific handpieces that hold the Laser Scalpel or Laser Probe. Many of these proprietary optical fibers and handpieces are intended for single use, while others are designed to be reusable.

         Laser Probes and Laser Scalpels. Our proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire or fused silica and have high mechanical strength, high melting temperature and appropriate thermal conductivity. Most of these Laser Probes and Laser Scalpels use our patented Wavelength Conversion effect treatments. We offer more than 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Our Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue effect desired. Additionally, we market side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels can be re-sterilized and reused.

         Disposable Gas or Fluid Cartridge Systems. Our proprietary cartridge system provides gas or fluid to cool the junction between the optical fiber and the Laser Scalpel or the Laser Probe. These cartridges are sterile and used in one set of procedures.

         Reusable Laser Aspiration Handpieces. Our reusable stainless steel handpieces are all used with interchangeable laser aspiration wands and flexible endoscopic fibers. These proprietary handpieces are intended for intra-nasal/endoscopic sinus and oropharyngeal procedures requiring smoke and/or fluid evacuation.

         Laser Units. We market the CLMD line of Nd:YAG laser units for use with our Contact Laser Delivery Systems. The line consists of 4 units: the CLMD 25-watts to tissue, on 110 volts; the CLMD 40-watts to tissue, on 110 volts; the CLMD Dual which operates up to 40-watts to tissue on 110 volts and up to 60-watts to tissue on 220 volts; and the CLMD 100-watts to tissue, on 220 volts. The laser units feature a modular design that allows the customer to upgrade from the 25-watt laser to the 40-watt or Dual laser and from the 40-watt laser to the Dual laser. This modularity provides the customer the flexibility and versatility to change its laser system easily to meet its changing surgery needs.

         We market the CTH holmium laser unit for use with fiber-optic laser delivery systems. The laser unit is 20-watts to tissue, and includes a variable speed foot pedal for improved control of energy.

         We manufacture virtually all of our laser systems and laser delivery systems (other than those manufactured by other companies that are utilized in the provision of surgical services) at our Montgomeryville, Pennsylvania facility. The raw materials we use are generally available in adequate supply. We obtain all of our partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. We perform materials processing and final assembly on the Laser Probes and Laser Scalpels using proprietary and patented treatment processes. We also manufacture the fiberoptic delivery systems, with and without handpieces. A domestic supplier manufactures our sterile gas and fluid cartridge systems on an exclusive basis in accordance with our specifications.

         Handheld Sinus Instrumentation. We market a line of 27 precision thru-cutting instruments used for minimally invasive sinus surgery. The line includes instruments with cutting tips at several different angles to allow for convenient access to difficult-to-reach anatomy.

         Irrigation and Suction System. We manufacture ClearESS, which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery. We supply this product to Linvatec Corporation, which has exclusive worldwide marketing rights.

MARKETING

         As of March 28, 2003, our sales and marketing organization included 12 full-time employees in North America, four of whom are direct account representatives. We pay our direct sales force employees a salary plus commission, with a majority of their compensation resulting from commissions. We have one international marketing representative, who markets our XTRAC system to distributors worldwide.

         Our revenues from phototherapy derive predominantly from sales of lasers to our international distributors. Having obtained CPT codes and reimbursement rates from CMS, we are presently implementing a roll-out of the XTRAC system in the United States. Our plan is to place the XTRAC system in practitioners' offices and earn revenues from per-procedure fees.

         We sell our surgical products and services to hospitals and surgery centers as well as to individual practitioners. We design our products to be cost-effective and where applicable to be accessible and easy to use with various other technologies or products. Our marketing efforts include activities designed to educate physicians and nurses in the use of our products and services.

         Our sales organization provides consultation and assistance to customers on the effective use of our products, whether in phototherapy or in surgery. The consultative sales effort varies depending on many factors, which include the nature of the specialty involved and complexity of the procedures. Maintaining this consultative effort allows us to develop a long-term relationship with our customers.

         The time between identifying a U.S. customer for the XTRAC system and placing a unit with the customer can be from one to several months. The length of the sales cycle for a laser unit, whether an excimer unit sold internationally or one of our surgical lasers, varies from one month to one year, with the average sale requiring approximately six months. The length of the sales cycle for the provision of services can range from immediate to several months depending on the services desired.

         Our Executive Vice President of Corporate Operations supervises our domestic sales and marketing activities. Our sale and post-sale support personnel includes regional managers and clinical support specialists and marketing and technical personnel. We train the region managers and clinical support specialists in the utilization of our products and services, which allows them to provide clinical consultation regarding safety, efficacy and clinical protocols. Our marketing and technology personnel provide our link to the customer to create innovative solutions and identify new applications and product opportunities. In some areas of the United States, we use independent distributors to provide this support for surgical products.

MANUFACTURING

         We manufacture our phototherapy products at our 11,500 sq. ft. facility in Carlsbad, California and our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 9001 certified. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.

         We manufacture most of our own components, and we utilize certain suppliers for the manufacture of selected standard components and subassemblies which are manufactured to our specifications. Most major components and raw materials, including optics and electro-optic devices, are available from a variety of sources. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our instruments are manufactured in accordance with FDA Quality System Requirements and the comparable requirements of the European Community.

RESEARCH AND DEVELOPMENT

         As of March 28, 2003, our research and development team included two full-time research employees and 10 engineers. We conduct our research and development activities at both of our facilities in Carlsbad, California and Montgomeryville, Pennsylvania. Our research and development expenditures in Carlsbad were approximately $1.3 million in 2002, $2.0 million in 2001, and $3.0 million in 2000.

         Our research and development activities are focused on:

               . the application of our XTRAC system to the treatment of other skin disorders, including scar pigmentation and oral lichen planus;

               . the development of additional devices to further improve the phototherapy treatments performed with our XTRAC system;

               . the development of new lines of phototherapy products for medical treatments;

               . the improvement of surgical products through tissue effect technologies that include laser and non-laser based technologies focused on improving our product and service offerings;

               . the development of additional products and applications, whether in phototherapy or surgery, by working closely with medical centers, universities and other companies worldwide; and

               . the development of new applications in minimally invasive and open surgery procedures where precision and hemostasis are critical to the procedure being performed and where our products and services can demonstrate distinct clinical advantages and cost-effectiveness relative to traditional surgical methods.

PATENTS AND PROPRIETARY TECHNOLOGIES

         We intend to protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

         Patents and other proprietary rights are an element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of the date of this Report, we have 22 domestic and 22 foreign issued patents, which serve to help protect the technology of our businesses in phototherapy and surgical products and services. To the same purpose, we have a number of patent applications pending in the U.S. and abroad.

         We have licensed certain of our proprietary technology in phototherapy to Komatsu, Ltd. in connection with its manufacture of semi-conductor lithography equipment, for which we are entitled to receive royalty fees.

         We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

         Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors' products. Accordingly, we have registered two of our phototherapy trademarks and seven of our trademarks in surgical products with the U.S. Patent and Trademark Office.

GOVERNMENT REGULATION

         Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. The Federal Food, Drug and Cosmetics Act and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use and promotion of medical devices and drugs, including our XTRAC system, surgical lasers and other products currently under development by us. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

         Before a new medical device can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Food and Drug Modernization Act of 1997, or the FDA Act, or a pre-market approval application under Section 515 of such FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device or certain Class III devices. The FDA issued 510(k) clearance on January 27, 2000 for our XTRAC system for the treatment of psoriasis; on March 1, 2001, for the treatment of vitiligo; on August 2, 2001 for the treatment of atopic dermatitis; and on May 16, 2002 for the treatment of leukoderma. Additionally, the FDA has issued numerous clearances to commercially market our Contact Laser System, including the laser unit, Laser Probes and Laser Scalpels and Fiberoptic Delivery System, in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardio-thoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances or were otherwise permitted to be used in such areas. We have also received FDA clearance under Section 510(k) to market our holmium laser system, including the laser unit and fiberoptic delivery systems, in a variety of surgical specialties and procedures in urology, otorhinolaryngology, discectomy and percutaneous laser disc decompression.

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

         We are subject to routine inspection by the FDA and have to comply with a number of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulation, good manufacturing process requirements, medical device reporting regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or off-label uses.

         We are also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health, or CDRH, of the FDA. These regulations require laser manufacturers to file new product reports and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold, except those sold to private label customers, as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of product. The CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, we have filed the documentation with the CDRH for our laser products requiring such filing, and have not experienced any difficulties or incurred significant costs in complying with such regulations.

         We have received ISO 9001/EN46001 certification for our XTRAC system and our Nd:YAG and holmium laser systems. This authorizes us to affix a CE Mark to our products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our products in all of the member countries of the European Union, or EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the EU. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution.

THIRD-PARTY REIMBURSEMENT

         Our ability to market our phototherapy products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the cost of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

         In February 2002, the Current Procedural Terminology Editorial Board of the American Medical Association, or AMA, approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory skin diseases, which would include laser therapy using our XTRAC system to treat such conditions. In December 2002, the Centers for Medicare and Medicaid Services, or CMS, published the relative values and national Medicare reimbursement rates for each of the CPT codes. The designation for laser treatment for inflammatory skin disease (psoriasis) was broken into three distinct codes, based on the total skin surface area being treated:

         . 96920 - designated for; the total area less than 250 square centimeters. CMS assigned a national payment of approximately $151.53 per treatment;

         . 96921 - designated for; the total area 250 to 500 square centimeters. CMS assigned a national payment of approximately $155.20 per treatment; and

         . 96922 - designated for; the total area over 500 square centimeters. CMS assigned a national payment of approximately $214.05 per treatment.

The state rates will vary by overhead factors applicable to each state.

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

COMPETITION

         The market for our XTRAC phototherapy system is highly competitive. We compete with other products and methodologies used to treat the symptoms of psoriasis, vitiligo, atopic dermatitis and leukoderma, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system will compete with alternative treatments for these disorders primarily on the basis of its effectiveness, as well as on the basis of the lower out-of-pocket costs, as compared to costs associated with alternative treatments. Market acceptance of our XTRAC system treatment for these diseases is dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as a preferred treatment modality. In addition, all or a portion of patient costs for many of the alternative treatments are paid or are reimbursable by health insurance coverage or other third-party payers, such as Medicaid and Medicare. Patient costs for treatments utilizing our XTRAC system will not be initially eligible for health care coverage or reimbursement by third-party payers until such payers approve reimbursement. This may cause some patients or physicians to choose alternative treatments offered by our competitors.

         We also face direct competition from other companies, including large pharmaceutical companies, engaged in the research, development and commercialization of treatments for psoriasis, atopic dermatitis, vitiligo and leukoderma. In some cases, those companies have already received FDA approval or commenced clinical trials for such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials, and marketing than we do.

         Various other companies are now marketing laser-based phototherapy treatment products. One competitor has received FDA clearance to market an excimer laser for the treatment of psoriasis in the United States and at least two foreign-based companies are currently marketing an excimer laser for the treatment of skin disorders outside of the United States. Two others have developed pulse-dye lasers, which are being explored as treatments for psoriasis. Another company has announced FDA clearance for a standard UVB light based system using a fiber-optic delivery system for the treatment of skin disorders. All of these technologies will continue to evolve with time.

         With regard to surgical lasers, we face substantial competition from other manufacturers of surgical laser systems, whose identity varies depending on the medical application for which the surgical system is being used, and from traditional surgical methods. Other companies are developing competitive surgical systems and related technologies. Many of these companies are substantially larger and have substantially greater resources than we do. These efforts could result in additional competitive pressures on our operations.

         In addition, we face competition from other surgical services companies and from product manufacturers who may offer their products through a similar per-procedure method. Additionally, we face substantial competition from well-established manufacturers of non-laser products. These well-established companies have substantially greater resources than we do and could exert considerable competitive pressure on us. We continue to monitor the concepts or products and services some companies have introduced into the market that draw on Contact Laser technology. We do not believe, however, that such concepts or products will have a significant impact on our sales.

         In addition, our competitors compete with us in recruiting and retaining qualified scientific, management and marketing personnel.

EMPLOYEES

         As of March 28, 2003, we had 124 full-time employees, which consisted of five executive personnel (four executive personnel at our Montgomeryville, Pennsylvania facility and one at our Carlsbad, California facility), 18 sales and marketing staff, 71 people engaged in manufacturing of lasers and laser-related products, seven customer-field service personnel, two people engaged in research and development, 10 engineers and 11 finance and administration staff. In addition, we employ one part-time person for administration and one for manufacturing. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

         Our employees are not represented by a labor union or covered by a collective bargaining agreement. We believe that we have good relations with our employees. We provide our employees with certain benefits, including health insurance.

RISK FACTORS

         Certain statements in this Report are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in the risk factors, described below.

RISKS RELATED TO OUR BUSINESS

We have a history of losses; we expect future losses and cannot assure you that we will become or remain profitable.

         Historically, we have incurred significant losses and have had negative cash flows from our phototherapy operations. The surgical products and services business of SLT also generated losses in recent years. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses and have only recently begun to market our XTRAC system for commercial sale and to generate revenues from its use by dermatologists. We have historically financed our activities through working capital provided from loans and the private placement of our debt and equity securities. As of December 31, 2002, our accumulated deficit was approximately $63.8 million.

         Our future revenues and success depend significantly upon acceptance of our excimer laser systems for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Our XTRAC system for the treatment of these conditions has just begun to generate revenues. Our future revenues and success also depend on the continued revenue growth of our surgical services business and revenue stability within our surgical products business. Our ability to introduce our new products and services successfully and the expected benefits to be obtained from these new products and services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

         We expect to incur operating losses as we move into fiscal 2003 because we plan to spend substantial amounts on the marketing of our psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of our operations, both in phototherapy and in surgical services. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

         We have historically financed our operations through working capital provided from loans and the private placement of equity and debt securities. In June 2002, we raised approximately $6,172,500 of gross proceeds through a private placement of our securities. The net proceeds of that financing, together with our existing financial resources and any revenues from our phototherapy and surgical sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into the first quarter of 2004. The 2003 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for use of the XTRAC system based on the recent approval of reimbursement codes and wider insurance coverage in the United States and significant costs savings from the integration of the combined companies. However, we may have to raise substantial additional capital thereafter if:

               . changes in our research and development plans cause unexpected large future expenditures; or

               . operating losses continue, if demand for our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma, or our surgical laser systems do not meet our current expectations; or

               . the integration of the operations of SLT into PhotoMedex, Inc. takes longer to complete or the cost savings from such integration do not meet current expectations; or

               . the geographic expansion of our surgical services is stymied by competition and revenue increases do not materialize; or

               . we need to maintain favorable momentum in the growth of our revenues.

         If we need additional financing, we cannot assure you that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

               . execute our growth plan for our XTRAC system and surgical services;

               . take advantage of future opportunities, including synergistic acquisitions;

               . expand our manufacturing facilities, if necessary, based on increased demand for our XTRAC system or other surgical products which may be introduced;

               .    respond to customers and competition; or

               .    remain in operation.

Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma, our surgical laser products, and any of our future products or services may fail to gain market acceptance, which would adversely affect our competitive position.

         No independent studies with regard to the feasibility of our proposed business plan have been conducted by ourselves or by any independent third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and our other products. Our surgical services may fail to gain market acceptance in new territories into which we expand, and our infrastructure to enable such expansion, though stronger than in the past, is still limited. Even if adequate financing is available and our products are ready for market, we cannot assure you that our products and services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. We cannot assure you that the marketplace will be receptive to our surgical services or our excimer laser technology over competing services and therapies or that a cure will not be found for the underlying diseases we assist in treating. Failure of our products and surgical services to achieve market acceptance would have a material adverse effect on our business, financial condition and results of operations.

         While we have engaged in clinical studies for our psoriasis treatment, and based on these studies, we have gained FDA clearance, appropriate CPT codes for treatment and suitable reimbursement rates from CMS for those codes, we may face yet another hurdle to market acceptance if practitioners in significant numbers wait to see longer-term studies. We have not had sufficient time to observe the long-term effectiveness or potential side effects of our treatment system for psoriasis, or for vitiligo, atopic dermatitis or leukoderma.

Our success may depend on third-party reimbursement of patients' costs for our XTRAC system, which could result in price pressure or reduced demand.

         Our ability to market products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

         To date, we have received reports that approximately 65 health plans in various states have paid for claims submitted by patients or their doctors for treatment of psoriasis utilizing the XTRAC system. We are now implementing a roll-out strategy for the XTRAC system in the United States. The success of the roll-out depends on more plans beginning to pay claims. We can give no assurance that any other health insurers will begin to pay claims or that currently reimbursing insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

         We have also received approval from eight insurers for reimbursement for treatment of vitiligo utilizing the XTRAC system. We intend to seek coverage and reimbursement for the use of the XTRAC system to treat atopic dermatitis or leukoderma, after additional clinical studies are completed. There can be no assurances that we will be in position to expand coverage for vitiligo or to seek reimbursement for the use of the XTRAC system to treat atopic dermatitis or leukoderma, or, if we do, that any health insurers will agree to any reimbursement policy.

Cost containment measures and any general healthcare reform could adversely affect our ability to market our products.

         Cost containment measures instituted by healthcare providers and insurers and any general healthcare reform could affect our ability to receive revenue from the use of our XTRAC system or to market our surgical laser products and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage and reimbursement on our business. In addition, fundamental reforms in the healthcare industry in the United States and the EU continue to be considered, although we cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have on demand for our products.

The XTRAC system will continue to be the most promising product to be marketed by the Company. If physicians do not adopt the XTRAC system, we will not achieve anticipated revenue growth.

         We commercially introduced the XTRAC system in August 2000, but decelerated that introduction while we sought appropriate CPT codes and suitable rates of reimbursement from CMS. Having obtained CPT codes and reimbursement rates from CMS for the CPT codes, we are now implementing a roll-out strategy for the XTRAC system in the United States. But to achieve increasing revenue, this product must also gain recognition and adoption by physicians who treat psoriasis and other skin disorders. The XTRAC system represents a significant departure from conventional psoriasis treatment methods. We believe that the recognition and adoption of XTRAC system would be expedited if there were long-term clinical data demonstrating that the XTRAC system provides an effective and attractive alternative to conventional means of treatment for psoriasis. Currently, however, there are only limited peer-reviewed clinical reports and short-term clinical follow-up data on the XTRAC system. Physicians are traditionally cautious in adopting new products and treatment practices, partially due to the anticipation of liability risks and partially due to uncertainty of third-party reimbursement. If physicians do not adopt the XTRAC system, we may never achieve significant revenues or profitability.

If the effectiveness and safety of our products are not supported by long-term data, our revenues could decline.

         Our products may not be accepted if we do not produce clinical data supported by the independent efforts of clinicians. We received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon the study of a limited number of patients. Also, we have received clearance from the FDA for the use of the XTRAC system to treat vitiligo, atopic dermatitis and leukoderma based on equivalence. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. We may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our revenues could decline. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

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

         Similarly, it is important to our success that we educate and persuade hospitals, surgery centers and practitioners of the clinical and economic benefits of our surgical products and services. If we fail to educate and persuade our customers, we could suffer adversely in our revenues and our profitability.

Our success is dependent on intellectual property rights held by us, and our business will be adversely affected by direct competition if we are unable to protect these rights.

         Our success will depend, in part, on our ability to maintain and defend our patents. However, we cannot give you assurance that the technologies and processes covered by all of our patents may not be found to be obvious or substantially similar to prior work, which could render these patents unenforceable. Without the protection of these patents, competitors may utilize our technology to commercialize their own laser systems for the treatment of skin conditions and for use in Contact Laser surgery.

         Trade secrets and other proprietary information which are not protected by patents are also critical to our business. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and even if we prevail in litigation, third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to our own. Without the protection afforded by our patent, trade secret and proprietary information rights, we may face direct competition from others commercializing their products using our technology and that could have a material adverse effect on our business.

Defending against intellectual property infringement claims could be time-consuming and expensive, and if we are not successful, could cause substantial expenses and disrupt our business.

         We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject in the ordinary course of our business to legal proceedings and claims from time to time relating to the intellectual property of others. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business by:

               . requiring us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, and such a license may not be available on commercially reasonable terms, if at all;

               . preventing us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability for damages;

               . consuming a substantial portion of our managerial and financial resources; or

               . resulting in litigation or administrative proceedings that may be costly, whether we win or lose.

We may not be able to protect our intellectual property rights outside the United States.

         Intellectual property law outside the United States is uncertain and in many countries is currently undergoing review and revision. The laws of some countries do not protect our intellectual property rights to the same extent as laws in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors', foreign intellectual property rights, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights internationally, we may face increased competition outside the United States, which could materially adversely affect our future business, operating results and financial condition.

Our failure to obtain or maintain necessary FDA clearances or approvals could hurt our ability to distribute and market our products in the United States.

         Our products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or pre-market approval from the FDA. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from four to twelve months, or longer. The pre-market application approval process is much more costly, lengthy and uncertain. It may take one to three years or even longer. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability.

         Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and 510(k) clearances for our surgical products, our clearances can be revoked if post-marketing data demonstrates safety issues or lack of effectiveness. Further, more stringent regulatory requirements and/or safety and quality standards may be issued in the future with an adverse effect on our business. Although we believe that we are in compliance with all material applicable regulations of the FDA, current regulations depend heavily on administrative interpretation. Future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, may vary from current interpretations and may adversely affect our business.

Even if we obtain the necessary regulatory approvals for our phototherapy products from foreign governments, market acceptance in international markets may depend on third party reimbursement of participants' costs.

         As of the date of this Report, we have introduced our XTRAC system through our distributors and to end users into markets in approximately 20 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to expand the number of countries in these markets where we distribute our products. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase more than their contractual obligations. Even if we obtain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets may be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. Although we intend to seek international reimbursement approvals for our products, we cannot assure you that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals in any given market could have a material adverse effect on the acceptance of our products in that market or others.

We have limited marketing experience, and our failure to build and manage our marketing force or to market and distribute our products effectively will hurt our revenues and profits.

         We have limited marketing experience. We currently rely on 4 direct account representatives to market our XTRAC system in the United States. We had reduced our domestic sales and marketing team, while we awaited the establishment of CPT codes applicable to treatments using the XTRAC system, and also reimbursement rates applicable to those codes. Although we now have the CPT codes and reimbursement rates set by CMS, and a number of private health care plans have, in consequence, adopted the CPT codes and established reimbursement rates for them, it is critical that these codes be recognized and approved for suitable reimbursement by private health care plans. We must achieve these additional approvals and expand our marketing team over the next 24 months in order to achieve our market share and revenue growth goals. Since we have only recently re-launched the XTRAC system, our personnel have limited experience marketing the product, and we cannot predict how successful they will be in their marketing efforts.

         In similar fashion, we cannot predict how successful we may be in expanding our surgical services in other parts of the United States, nor can we predict the success of new surgical products that we may introduce.

         There are significant risks involved in building and managing our marketing force and marketing our products, including our ability:

               . to hire, as needed, a sufficient number of qualified marketing people with the skills and understanding to market the XTRAC system and our surgical products and services effectively;

               . to adequately train our marketing force in the use and benefits of our products and services, making them more effective promoters; and

               . to set the prices for our surgical services and treatments using an XTRAC system so that they will be accepted as attractive alternatives to conventional service modalities and treatments.

We have limited experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

         We may encounter difficulties manufacturing our products for the following reasons:

        . we have limited experience manufacturing our products in commercial quantities; and

        . we will, in order to increase our manufacturing output significantly have to attract and retain qualified employees, who are in short supply, for assembly and testing operations.

         Although we believe that our current manufacturing facilities are adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to increase capacity substantially. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our XTRAC system or to achieve the benefits of vertical integration in the delivery of our surgical services. Our inability to manufacture or commercialize our devices successfully could have a material adverse effect on our revenue.

We may have difficulty managing our growth.

         We expect to experience significant growth in the number of our employees and customers and the scope of our operations, independent of the integration of the employees and customers obtained through the merger with SLT. This growth may place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of new products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and new product introductions, a key part of our strategy may not be successful.

The XTRAC system and laser systems we manufacture for surgery require specific component parts that may not be readily available or cost effective, which may adversely affect our competitive position or profitability.

         Production of our XTRAC system requires specific component parts obtained from our suppliers. Production of our surgical laser systems requires some component parts that will become harder to procure, as the design of the systems ages. In the event that our suppliers cannot meet our needs, we believe that we could find alternative suppliers. However, a change in suppliers or any significant delay in our ability to have access to such resources would have a material adverse effect on our delivery schedules, business, operating results and financial condition.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

         The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical device products fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors' new devices, applications, treatments or price strategies. The development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business.

We do not have a strategic partner to develop and market our TMR products.

         In August 1997, we entered into an agreement with Edwards LifeSciences Corporation, or Edwards. Under the terms of this agreement, we granted Edwards exclusive worldwide rights to sell our modified excimer laser and associated disposable products, known as the AL5000M, for the treatment of cardiovascular and vascular disease using the surgical procedure known as transmyocardial revascularization, or TMR. Under the terms of the Agreements, Edwards had agreed, among other things, to:

        . absorb many of the significant expenses of bringing our TMR products to market;

        . fund the total cost of obtaining regulatory approvals worldwide for the use of the AL5000M for the treatment of cardiovascular and vascular disease; and

        . fund all sales and marketing costs related to the introduction and marketing of the AL5000M to treat cardiovascular and vascular disease.

         In September 1997, Edwards purchased from LaserSight Inc., or LaserSight, rights to related patents for the use of an excimer laser to ablate tissue in vascular and cardiovascular applications for $4,000,000. The ablation technology underlying the patents had been successfully used in other applications for many years. In December 1997, we reimbursed Edwards for the $4,000,000 purchase price of the rights from LaserSight. Under the terms of the agreement with Edwards, we obtained a license to manufacture excimer laser and related products for use in cardiovascular procedures using such technology in connection with the agreement with Edwards. We recorded a license fee for the $4,000,000 cash payment to Edwards.

         Our strategic relationship with Edwards has terminated, which termination is the subject of certain disputes between Edwards and us. We no longer have a strategic partner to develop and market our TMR system. We do not have sufficient financial resources to conduct the necessary human clinical trials to commercialize the application of the AL5000M for TMR. If we intend to continue to try to bring our AL5000M to market, we will have to seek out other parties for the purpose of financing the conduct of human clinical trials that otherwise would have been paid for by Edwards. We believe that third parties may have an economic incentive to provide such assistance due to the fact that we believe that the AL5000M is technically superior and less expensive than lasers from other manufacturers used for the same medical applications. However, we cannot assure you that we will be able to find another alliance in connection with our AL5000M and even, if we do so, that such alliance will be on terms as favorable as those of the alliance we had with Edwards.

         In late January 2001, we learned that on November 10, 2000, Edwards and LaserSight granted a non-exclusive sublicense of the LaserSight license to Spectranetics, Inc., or Spectranetics, without our consent. We believe that the grant of this sublicense violated certain agreements between Edwards and us. We are currently evaluating what measures we should take in connection with these actions by Edwards. We believe that this action by Edwards, if not reversed, may restrict our ability to protect products that we had developed in the cardiovascular field from competition by Spectranetics and others.

         We have been evaluating various alternatives for exploiting the license with Edwards. During the fourth quarter of 2001, we completed our evaluation. We concluded that the projected undiscounted cash flows expected to be derived from this license are less than the carrying value of the license. We also concluded that any operations relating to this license would generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, we recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000 associated with the remaining unamortized portion of the licensing asset which we recorded for the $4,000,000 reimbursement paid to Edwards.

Our products may be found defective or physicians and technicians may misuse our products and damages may exceed our insurance coverage.

         One or more of our products may be found to be defective after they have been shipped in volume, and require product replacement. Product returns and the potential need to remedy defects or provide replacement products or parts could result in substantial costs and have a material adverse effect on our business and results of operations. The clinical testing, manufacturing, marketing and use of our products and procedures may also expose us to product liability claims. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system and the fact that we train and provide our technicians as part of our surgical services business may expose us to third party claims if such training is found to have been inadequate or if a technician errs in the application of the training. We presently maintain liability insurance with coverage limits of at least $5,000,000 per occurrence. We cannot assure you that the coverage limits of our insurance policies are adequate or that one or more successful claims brought against us would not have a material adverse effect upon our business, financial condition and results of operations.

If we use hazardous materials in a manner that causes injury or violates laws, our business and operations may suffer.

         Our XTRAC system utilizes a xenon chloride gas mixture under high pressure, which is extremely corrosive. While methods for proper disposal and handling of this gas are well-known, we cannot completely eliminate the risk of accidental contamination, which could cause:

               .    an interruption of our research and development efforts;

               . injury to our employees, physicians, technicians or patients which could result in the payment of damages; or

               . liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

         From time to time, customers return to us surgical products that appear not to have performed to specification. Such products must be decontaminated before being returned to us. If they are not, our employees may be exposed to dangerous diseases.

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

         Our success depends in part upon the continued service and performance of:

               .    Jeffrey F. O'Donnell, President and Chief Executive Officer;

               .    Dennis M. McGrath, Chief Financial Officer; and

               . Michael R. Stewart, Executive Vice President of Corporate Operations

         Although we have employment agreements with Mr. O'Donnell, Mr. McGrath and Mr. Stewart, the loss of the services of one or more of our executive officers could impair our ability to develop and introduce our new products.

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

         Our results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

               .    healthcare reform and reimbursement policies;

               .    demand for our products;

               .    changes in our pricing policies or those of our competitors;

               .    increases in our manufacturing costs;

               . the number, timing and significance of product enhancements and new product announcements by ourselves and our competitors;

               . our ability to develop, introduce and market new and enhanced versions of our products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials; and

               . product quality problems, personnel changes, and changes in our business strategy.

         Our quarter to quarter operating results could also be affected by the timing and usage of individual laser units in the treatment of patients, since our revenue model for the excimer laser system for the treatment of psoriasis patients and for our surgical services is based on a payment per usage plan.

Our stock price has been and continues to be volatile.

         The market price for our common stock could fluctuate due to various factors. These factors include:

               .    acquisition-related announcements;

               . announcements by us or our competitors of new contracts, technological innovations or new products;

               .    changes in government regulations;

               .    fluctuations in our quarterly and annual operating results;
                    and

               .    general market conditions.

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

         In 1997, as a result of certain alleged securities law violations in 1992 and early 1993 under prior management, we entered into a Settlement Order with the Commission, in which we consented to the entry of an order finding that prior management had violated the securities laws and ordering prior management to cease and desist from any future securities law violations. Although the events at issue occurred prior to the installation of our current management team, we cannot assure you that the Settlement Order will not have an adverse effect on our ability to obtain financing in the future.

ITEM 2.     PROPERTIES

         We lease an 11,500 sq. ft. facility consisting of office, manufacturing and warehousing space located at 2431 Impala Drive, Carlsbad, California 92008. The term of the lease is 60 months, commencing December 1, 1998. The lease cost is $8,050 per month. There are two five-year options to extend the term of the lease, for a total occupancy of approximately 15 years, if desired by us. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business. Management believes that this facility will provide adequate space for such business for the foreseeable future and that the location in Carlsbad is convenient for the attraction of skilled personnel in the future, although no assurance can be given to that effect.

         We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices and surgical laser manufacturing operations. The term of the lease runs until July 2006, and has an option to renew for an additional five years. In addition to this facility, we also lease several offices throughout the southeastern United States. Our sales representatives use these offices to perform their sales and training responsibilities. The largest of these offices is in Tuscaloosa, Alabama and is a 5,000 sq. ft. facility. The lease term expires in July 2003. The other offices consist of small one-room facilities and are leased for various terms and amounts.

         Up until December 31, 2002, we occupied approximately 1,850 square feet of office space in Radnor, Pennsylvania, which served as our executive offices. The lease for this property had a five-year term, commencing April 1, 2000, and provides for a monthly rent ranging from approximately $4,940 per month to $5,555 per month over the term of the lease. Effective January 1, 2003, our executive offices have been relocated to Montgomeryville, Pennsylvania. We are seeking to sublet the office space in Radnor, but cannot assume that we will be successful in avoiding loss. Accordingly, we have provided a charge to operations for rent expense of approximately $24,000 at December 31, 2002. This amount is net of anticipated sub-lease income.

ITEM 3.     LEGAL PROCEEDINGS

         We sued Lastec, Inc., John Yorke and Raymond Thompson in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The title of the case was Laser Photonics, Inc., Plaintiff, vs. Lastec, Inc., John Yorke and Raymond "Tim" Thompson, Defendants. We sought to recover the unpaid balance due on a $337,500 promissory note signed by Lastec as part of the consideration for Lastec's purchase of our assets in Orlando, Florida. We sued Yorke and Thompson on their guaranty and to foreclose on a security agreement securing the note. In July 2002, we settled this action. In connection with this settlement, the Company received a cash payment of $10,000 and the defendants agreed to indemnify and hold the Company harmless from any judgment arising out of the lawsuit brought by City National Bank of Florida, discussed below. The Company has no further liability from this action.

         We are a defendant in an action filed by City National Bank of Florida, which had been our landlord in Orlando, Florida. The action was brought in December 2000 in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida and is captioned City National Bank of Florida, as Trustee of Land Trust No. 500-7163, Plaintiff, vs. Laser Photonics, Inc., and Lastec, Inc., Defendants. The complaint seeks to recover unpaid rent for the facility we had occupied prior to the sale to Lastec of assets related to the operations of our former facility in Orlando, Florida. City National has alleged that the Company and Lastec owe it $143,734, primarily for rent that was unpaid for the period after the sale of the assets up to an abandonment of the facility by Lastec. We have denied liability and have asserted that City National neglected to mitigate its damages by repossessing the facility after it was abandoned by Lastec and further that our obligations to City National ceased on the effective date of the asset sale to Lastec. In connection with the settlement and dismissal of a separate action filed by us against Lastec and its principals related to the asset sale, Lastec and its principals agreed in writing to be responsible to pay any settlement or monetary judgment to City National and, if necessary, to post a surety bond of $100,000 to secure such a payment. Recent attempts to mediate a settlement have been unsuccessful. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

         On April 4, 2002, Barbara Tandon filed suit against Surgical Laser Technologies, Inc. et al. in the Court of Common Pleas for the Ninth Judicial Circuit, in the State of South Carolina. The plaintiff, a former employee of SLT, alleged in the complaint that she had been wrongfully terminated in breach of contract, that SLT was in violation of the South Carolina payment of wages statute because it had not paid her what was allegedly due her, and that the alleged breach of contract was accompanied by a fraudulent act. The plaintiff has asked for actual and punitive damages and attorney's fees, in a sum not to exceed $75,000 exclusive of costs and interest. SLT's insurance carrier is defending SLT in this action. The parties are in the discovery phase of the action. Management believes that it has meritorious defenses to the plaintiff's claims, and intends to defend this action vigorously.

         Except as set forth above, we are not aware of any material legal actions, pending or threatened, or any judgment entered against us or any of our executive officers or directors, in their capacity as such.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 2002, no matters were submitted to a vote of our securityholders.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         As of March 28, 2003, we had 31,439,058 shares of common stock issued and outstanding. Further, we had issued and outstanding options to purchase 4,654,045 shares of common stock, of which 3,097,994 are vested as of the date of this Report, and warrants to purchase up to 2,960,804 shares of common stock.

         Our common stock is listed on the NASDAQ National Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock, as reported by The NASDAQ National Market, for all of the periods set forth below.

         The following table sets forth quotations for the bid and asked prices for the common stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                        HIGH         LOW
                                       -------      ------
YEAR ENDED DECEMBER 31, 2001
       First Quarter                   $  7.81      $ 3.75
       Second Quarter                     6.56        3.59
       Third Quarter                      5.30         .87
       Fourth Quarter                     1.85         .65
YEAR ENDED DECEMBER 31, 2002
       First Quarter                   $  2.37      $ 1.50
       Second Quarter                     1.97        1.49
       Third Quarter                      1.57         .84
       Fourth Quarter                     1.92        1.24

         On March 28, 2003, the closing market price for our common stock in The NASDAQ National Market System was approximately $1.62 per share. As of March 28, 2003, we had 1,066 stockholders of record, without giving effect to determining the number of stockholders who hold shares in "street name" or other nominee accounts.

         The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2002. See Notes 1 and 11 to the consolidated financial statements for additional discussion.

                                               (A)                     (B)                           (C)
                                                                                           Number of Securities
                                                                                          Remaining Available for
                                       Number of Securities       Weighted-Average         Future Issuance Under
                                        to be Issued Upon         Exercise Price of         Equity Compensation
                                           Exercise of               Outstanding             Plans (excluding
                                       Outstanding Options,       Options, Warrants       securities reflected in
                                       Warrants and Rights           and Rights                 column (A))
                                       --------------------       -----------------      -------------------------
Equity compensation plans
 approved by security holders                  1,668,980             $    2.95                        960,770
Equity compensations plans not
 approved by security holders                  2,208,065             $    5.91                              0
                                       --------------------       -----------------      -------------------------
Total                                          3,877,045             $    4.65                        960,770
                                       ====================       =================      =========================

DIVIDEND POLICY

         We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

CERTAIN BUSINESS COMBINATIONS AND OTHER PROVISIONS OF THE CERTIFICATE OF INCORPORATION

         As a Delaware corporation, we are currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law.
Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an "interested stockholder" for a period of three years from the date that such person became an interested stockholder unless:

               . the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder;

               . the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or

               . on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporation's outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder.

         Under Section 203, an "interested stockholder" is defined as any person: (i) who is the owner of 15% or more of the outstanding voting stock of the corporation; or (ii) who is an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

         A corporation may, at its option, exclude itself from the coverage of
Section 203 by amending its certificate of incorporation or bylaws by action of its stockholders to exempt itself from coverage, provided that such amendment to its certificate of incorporation or bylaws shall not become effective until 12 months after the date it is adopted. We have not adopted such an amendment to our certificate of incorporation or bylaws.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

         On December 27, 2002, we completed the acquisition of Surgical Laser Technologies, Inc. We issued 2,716,354 shares of common stock to the former stockholders of SLT pursuant to a registration statement filed by us. The shares have been valued at $1.32 per share. No commission was paid, nor were any warrants issued in connection with this acquisition. Our costs associated with the acquisition amounted to $352,000, including $237,000 of transaction costs that were capitalized into the cost of the acquired assets and $115,000 of costs related to the registration of the shares issued in connection with the transaction.

         On June 13, 2002, we completed a private offering of 4,115,000 shares of common stock at $1.50 per share resulting in gross proceeds of $6,172,500. The closing price of our common stock on June 13, 2002 was $1.68 per share. In connection with this offering, we paid a commission and other costs of

$466,453, thereby providing us with net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and may not be exercised until the day immediately following six months after the closing date of this private offering. We registered these shares issued outright and the shares underlying the warrants, on Form S-3, which became effective July 3, 2002.

         We believe that all of the foregoing issuances of securities other than the securities issued to the former SLT securityholders pursuant to a registration statement, were made solely to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

SHARES ELIGIBLE FOR FUTURE SALE

         As of the date of this Report, we had 31,439,058 issued and outstanding shares of common stock. All of these shares are either covered by currently effective registration statements or are eligible fore resale in accordance with the provisions of Rule 144. Further, we had issued and outstanding options to purchase 4,654,045 shares of common stock, of which 3,097,994 are vested as of the date of this Report, and currently exercisable warrants to purchase up to 2,960,804 shares of common stock.

         Holders of restricted securities must comply with the requirements of Rule 144 in order to sell their shares in the open market. In general, under Rule 144, as currently in effect, any of our affiliates and any person (or persons whose sales are aggregated) who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market, within any three-month period, in brokerage transactions or to market makers a number of shares that does not exceed the greater of: (i) 1% of the then outstanding shares of our common stock (approximately 314,300 shares), or
(ii) the average weekly trading volume reported in the principal market for our common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on manner of sale, a notice requirement and the availability of current public information about us. Non-affiliates who have held their restricted shares for two years are entitled to sell their shares under Rule 144(k), without regard to any of the above limitations, provided they have not been one of our affiliates for the three months preceding such sale.

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

ITEM 6.     SELECTED FINANCIAL DATA

         You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning in Item 7 below. The selected historical consolidated statement of operations data for the five-year period ended December 31, 2002 and the selected historical consolidated balance sheet data as of December 31 1998, 1999, 2000, 2001 and 2002 have been derived from our consolidated financial statements:

                             YEAR ENDED DECEMBER 31,
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   2002       2001        2000         1999        1998
                                                 --------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                         $  3,274   $   4,730   $     969    $     99    $    769
Costs and expenses:
  Costs of revenues                                 2,379       2,474         543           4         291
  Selling, general and administrative               8,458      13,266      10,365       4,342       3,057
  Research and development                          1,270       2,017       3,015       2,061       1,079
  Depreciation and amortization                       266       1,043         721       1,017       1,041
  Asset impairment charge                               -       1,958           -           -           -
                                                 --------------------------------------------------------
  Loss from continuing operations before
   interest and other income, net and income
   taxes                                           (9,099)    (16,028)    (13,675)     (7,325)     (4,699)
Interest income                                        42         238         580         -             -
Interest expense                                      (16)        (25)        (13)     (1,849)       (337)
Other income, net                                       1          77         362         111          11
                                                 --------------------------------------------------------
  Loss from continuing operations before
   income taxes                                    (9,072)    (15,738)    (12,746)     (9,063)     (5,024)
Income tax expense                                      -           -           -           5           3
                                                 --------------------------------------------------------
Loss from continuing operations                    (9,072)    (15,738)    (12,746)     (9,068)     (5,027)
Discontinued operations
  Loss from discontinued operations,
   (including loss on disposal
   of $277,401 in 2001)                                 -           -        (646)       (852)       (881)
                                                 --------------------------------------------------------
Net loss                                         $ (9,072)  $ (15,738)  $ (13,392)   $ (9,920)   $ (5,909)
                                                 =========================================================
Basic and diluted net loss per share:
  Continuing operations                          $  (0.34)  $   (0.80)  $   (0.81)   $  (0.81)   $  (0.54)
  Discontinued operations                               -           -   $   (0.04)   $  (0.08)   $  (0.10)
                                                 --------------------------------------------------------
Basic and diluted net loss per share             $  (0.34)  $  (0.80)   $   (0.85)   $  (0.89)   $  (0.64)
                                                 =========================================================
Shares used in computing basic and diluted
 net loss per share (1)                            26,566      19,771      15,755      11,208       9,288
                                                 =========================================================
BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents                        $  4,008   $   4,067   $   9,561    $  4,536    $    174
Working capital (deficit)                           6,578       5,546       9,273       1,529      (2,865)
Total assets                                       21,513      15,585      19,871       9,706       5,677
Long-term debt (net of current portion)               900           -          20          44          70
Stockholders' equity                             $ 13,309   $  12,710   $  17,768    $  5,274    $  1,841

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

OVERVIEW OF BUSINESS OPERATIONS

         We are engaged in the development, manufacturing and marketing of proprietary excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We acquired SLT on December 27, 2002, and therefore only two days of business in surgical products and revenues from SLT have been included in our results of operations in 2002. Our ending balance sheet, however, reflects the full complement of SLT's assets and liabilities.

         We currently believe that our excimer laser and surgical laser technologies provide the basis for reliable cost-effective systems that will increasingly be used in connection with a variety of applications.

         Our excimer laser power source was developed to perform a variety of material processing applications. Our overall system, known as the pulsed excimer laser, was approved by the FDA under an investigational device exemption for use in the treatment of occlusive coronary artery disease, as an adjunct to coronary artery bypass grant surgery. We chose not to pursue completion of the investigation due to the lack of funds to pay the costs of, and to recruit patients into, the necessary studies. In connection with the cardiovascular and vascular uses of the excimer laser technology, on August 19, 1997, we entered into a strategic alliance with Edwards for the manufacture and marketing of excimer laser products for an experimental procedure known as transmyocardial revascularization, or TMR. Our strategic relationship with Edwards has terminated, and we have no current business plan to commercialize our excimer laser system for TMR.

         In connection with our current business plan, the initial medical applications for our excimer laser technology are intended to be the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, we received approval of our 510(k) submission from the FDA relating to the use of our XTRAC system for the treatment of psoriasis. The 510(k) establishes that our XTRAC system has been determined to be substantially equivalent to currently marketed devices for purposes of treating psoriasis.

         In August 2000, after significant progress toward completing Beta testing of our psoriasis products, we shipped our first four XTRAC systems to dermatologists for commercial use. During fiscal 2001, we continued in our concerted effort to commercialize the XTRAC phototherapy system by refining the laser design and enhancing reliability. These efforts allowed us to obtain certain levels of acceptance by the insurance reimbursement community. We have also received approval from several insurers for reimbursement for treatment of vitiligo utilizing our XTRAC system.

         In February 2002, the Current Procedural Terminology Editorial Board of the AMA approved the request by the American Academy of Dermatology to issue reimbursement codes for the laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using the XTRAC system to treat such conditions. The AMA published three CPT code numbers covering the treatment of psoriasis and other inflammatory skin diseases with the XTRAC system. These new codes are to become effective in the first quarter of 2003. We believe that the publication of these codes will facilitate our ability to obtain broader approvals for reimbursement for treatment of psoriasis and other inflammatory skin diseases using the XTRAC system.

         As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We believe that this strategy will create attractive incentives for these dermatologists to adopt the XTRAC system and will accelerate further market penetration. But this strategy has its own challenges, including how to identify and target appropriate dermatologists and how to balance the planned roll-out of our XTRAC lasers in 2003 against uncertainties in acceptance by physicians, patients and health plans and constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through distributors and placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream. As of December 31, 2002, we have generated cumulative revenues of $1,639,853 from the phototherapy treatment system usage and $6,704,563 from sales of XTRAC systems.

         In similar fashion, we have growing, but still limited marketing experience in expanding our surgical services business. The preponderance of this business is in the southeastern part of the United States. New procedures and new geographies with new customers and different business habits and networks will likely pose different challenges than the ones we have encountered in the past. There can be no necessary assurance that our experience will be sufficient to overcome such challenges.

DISCONTINUED OPERATIONS

         To facilitate our focus on excimer laser technology, we sold certain of our non-excimer laser assets which were related to the business operations at our Orlando, Florida and Wilmington, Massachusetts facilities.

         As of May 4, 2000, we sold certain assets, including certain patents related to non-excimer laser products related to our Florida business operations, to Lastec, Inc., or Lastec, for a purchase price of $375,000. Lastec was not affiliated with us. We thereby discontinued our Florida operations.

         Also in the second quarter of fiscal 2000, we granted an exclusive license for certain patents covering non-excimer lasers, and sold certain assets, related to our Massachusetts business operations to Laser Components GmbH. The transaction price was $213,000. Laser Components was not affiliated with us. In addition, Laser Components assumed our prospective obligations under our Massachusetts office lease. We thereby discontinued our Massachusetts operations.

         Accordingly, the former operations at our Florida and Massachusetts facilities are being accounted in our consolidated financial statements included elsewhere in this Report, as "discontinued operations," with a measurement date of May 4, 2000. The consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. We recognized a loss of $277,401 from the sale of these discontinued operations in the year ended December 31, 2000.

         Management's decision to suspend these business operations was consistent with our new business strategy and has resulted in the discontinuance of these business operations. Revenues from discontinued operations during the year ended December 31, 2000 were approximately $189,000. Loss from discontinued operations during the year ended December 31, 2000 was approximately $647,000, including the loss on disposal.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following table sets forth certain unaudited financial data for each of the quarters within the twelve months ended December 31, 2002 and 2001. This information has been derived from our consolidated financial statements and, in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period:

                                                              For the Quarter Ended (unaudited)
                                         --------------------------------------------------------------
2002                                        Mar. 31        Jun. 30           Sep. 30         Dec. 31
                                         --------------------------------------------------------------
Revenues                                 $    952,000    $    843,000     $    832,000    $     647,000
Net loss                                   (2,128,000)     (2,303,000)      (2,065,000)      (2,575,000)
Basic and diluted net loss per share     $      (0.09)   $      (0.09)    $      (0.07)   $       (0.09)
Shares used in computing basic and
 diluted net loss per share                24,179,953      25,010,953       28,337,953       28,664,573

2001                                        Mar. 31        Jun. 30           Sep. 30         Dec. 31
                                         --------------------------------------------------------------
Revenues                                 $  1,221,000    $  2,091,000     $    803,000    $     615,000
Net loss                                   (3,841,000)     (3,358,000)    $ (3,656,000)   $  (4,883,000)
Basic and diluted net loss per share     $      (0.21)   $      (0.18)    $      (0.19)   $       (0.22)
Shares used in computing basic and
 diluted net loss per share                17,916,009      19,130,062       19,138,027       22,871,772

RESULTS OF OPERATIONS

REVENUES

         We generated revenues of $3,274,458 during the year ended December 31, 2002, which represents a decrease of 31% from the year ended December 31, 2001. Of these amounts, $2,531,063 related to the sale of our excimer lasers and spare parts to distributors outside of the United States and $743,395 related to treatments performed with our excimer laser in the United States. We generated revenues of $4,730,458 during the year ended December 31, 2001. Of these amounts, $3,873,500 related to the sale of our excimer lasers to distributors outside of the United States and $856,958 related to treatments performed with our excimer laser in the United States.

         We generated revenues of $968,771 during the year ended December 31, 2000, of which $629,271 related to the sale of laser equipment in connection with the Edwards Agreement. We also generated $39,500 in revenues from treatments performed with our XTRAC system and we sold four of our excimer lasers for $300,000 to a distributor outside of the United States.

COST OF REVENUES

         Product cost of revenues during the year ended December 31, 2002 were $997,688, compared to $1,338,240 for the year ended December 31, 2001, a decrease of 25%. Product cost of revenues during these periods related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Product cost of revenues during the year ended December 31, 2001 were $1,338,240, compared to $428,520 for the year ended December 31, 2000. Product cost of revenues during the year ended December 31, 2001 primarily related to the manufacturing costs of the XTRAC laser equipment sold outside of the United States. Product cost of revenues during the year ended December 31, 2000 primarily related to the costs of the laser equipment sold in connection with the Edwards agreement.

         Services cost of revenues was $1,381,755 in 2002 and $1,135,311 in 2001. Services cost of revenues represents depreciation on lasers in service. The increase in 2002 from 2001 is due to additional lasers placed into service during 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 2002 were $8,458,791, compared to $13,266,157 in 2001, a decrease of 36%. The overall decrease related to reductions in consulting and professional fees related to marketing expenses for our XTRAC systems and reductions in personnel and overhead expenses with respect to the infrastructure. We did this to maximize the use of operating cash while we advance the implementation of our business plan to commercialize our XTRAC system. Included in selling, general and administrative expenses during 2002 was approximately $272,000 of warranty expenses which we accrued for continued product upgrades related to international lasers sold.

         Selling, general and administrative expenses for the year ended December 31, 2001 were $13,266,157, compared to $10,364,755 for the year ended December 31, 2000. Included in selling, general and administrative expenses for the year ended December 31, 2000 were $808,766 related to a charge associated with the acceleration of vesting of certain options granted to the Chairman of our Scientific Advisory Board, as well as $587,663 related to charges associated with the granting of options to certain of our outside consultants, including certain other members of our Scientific Advisory Board. Excluding this charge, the increase primarily related to the building of our infrastructure to enable us to implement our business plan to commercialize our XTRAC treatment system and significant increases for our allowance for uncollectible accounts. Specifically, these increases from 2000 included additional consulting and professional fees related to marketing expenses necessary to promote our XTRAC systems, increased salaries and related costs associated with a larger sales and marketing staff and overhead expenses with respect to infrastructure.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the year ended December 31, 2002 decreased to $1,269,845 from $2,016,919 for the year ended December 31, 2001. This decrease related primarily to our focus on refining the operability of our phototherapy laser products.

         Research and development for the year ended December 31, 2001 decreased to $2,016,919 from $3,015,018 during the year ended December 31, 2000. This decrease related primarily to the reduced spending requirements to complete the refinements in the laser that had been brought to market in fiscal 2000. Research and development expenses for the year ended December 31, 2000 primarily related to the development of our excimer laser systems for treatment of psoriasis, vitiligo and atopic dermatitis. Additionally, research and development expenses in 2000 included approximately $140,000 of expense related to our TMR inventory.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization, other than as included in services cost of sales, for the year ended December 31, 2002 decreased to $265,448 from $1,043,279 for the year ended December 31, 2001. This decrease related primarily to the elimination of the amortization of goodwill associated with our purchase of the remaining 23.9% of Acculase and the elimination of the amortization of the license fee that was written off through an impairment charge in the fourth quarter of 2001. This decrease was offset by additional depreciation associated with additions to property and equipment balances.

     Depreciation and amortization, other than as included in services cost of sales, for the year ended December 31, 2001 increased to $1,043,274 from $720,751 for the year ended December 31, 2000. These amounts primarily related to the amortization of the license fee from Edwards. As a result of our purchase of the remaining 23.9% of Acculase, our former wholly-owned subsidiary (which was merged into PhotoMedex on August 31, 2000), the 2000 amount includes only four months of amortization associated with the intangible assets related to this transaction, whereas the 2001 amount included 12 months of amortization.

ASSET IMPAIRMENT CHARGE

         We recorded an asset impairment charge in the fourth quarter of 2001 of $1,958,333 associated with the write down of the license agreement with Edwards. See Note 15 to Consolidated Financial Statements.

INTEREST INCOME, NET

         Net interest income for the year ended December 31, 2002 decreased to $25,669, as compared to $213,333 for the year ended December 31, 2001. The decrease in net interest income related to our smaller average balance of cash and cash equivalents and lower interest rates during the year ended December 31, 2002.

         Net interest income during the year ended December 31, 2001 was $213,333, as compared to $567,129 for the year ended December 31, 2000. Net interest income during the year ended December 31, 2001 and 2000 related primarily to interest earned on invested cash balances from the proceeds of private placements of our securities.

OTHER INCOME, NET

         Other income during the year ended December 31, 2001 decreased to $76,840 from $362,014 during the year ended December 31, 2000. Other income for the year ended December 31, 2000 was as a result of the forgiveness of selected payables by certain of our creditors.

NET LOSS

         The aforementioned factors resulted in a net loss of $9,072,213 during the year ended December 31, 2002, as compared to a net loss of $15,737,603 for the year ended December 31, 2001, a decrease of 42%. This decrease was primarily the result of a reduction of operating and production costs.

         We incurred a net loss of $15,737,603 for the year ended December 31, 2001, as compared to a net loss of $13,392,064 for the year ended December 31, 2000. We incurred a loss from continuing operations of $15,737,603 for the year ended December 31, 2001, as compared to a loss from continuing operations of $12,745,522 for the year ended December 31, 2000. The increased loss was the direct result of the $1,958,333 charge to continuing operations associated with the write down of the license agreement with Edwards.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations through the use of working capital provided from loans and equity and debt financing.

         From September 1997 through June 2002, we issued certain securities, including shares of our common stock and other securities convertible or exercisable into shares of common stock, in order to finance our business operations.

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

         On December 27, 2002, we acquired SLT. While the impact of the acquisition was marginal on our results of operations for 2002, we expect that the surgical products and services provided by SLT will increase revenues for 2003. We also expect to save costs from the consolidation of the administrative and marketing infrastructure of the combined company. Second, with the consolidated infrastructure in place, we expect that growth of our revenues, both in phototherapy and surgical products and services, may occur, without commensurate growth in our fixed costs. Third, we expect that the established revenues from surgical products and services will serve to absorb the costs of the infrastructure of the combined company.

         At December 31, 2002, the ratio of current assets to current liabilities was 1.90 to 1.00 compared to 2.93 to 1.00 at December 31, 2001. This reduction was due in part to the fact that as of the end of fiscal 2002, we have classified $2,000,000 of the obligation to SLT's bank as currently due inasmuch as we shall pay this down by applying in 2003 the cash collateral under the credit facility with that bank. As of December 31, 2002, we had $6,578,213 of working capital.

         Cash and cash equivalents were $4,008,051 as of December 31, 2002, as compared to $4,066,820 as of December 31, 2001.

         We believe that our existing cash balance together with our other existing financial resources, including the line of credit facility and access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into 2004. The 2003 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for use of the XTRAC system based on the recent approval of reimbursement codes and wider insurance coverage in the United States and significant costs savings from the integration of the combined companies. However, negative deviations from the business plan may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us. In such an event, we would further rationalize our plans and operations to seek to balance cash inflows and outflows.

         Concurrent with the SLT acquisition, we assumed a $3,000,000 credit facility from a bank. The credit facility has a commitment term expiring June 2004, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2,000,000 of SLT's cash and cash equivalents and short-term investments. The bank has agreed to allow us to apply the cash collateral to a paydown of the facility in 2003. The credit facility has an interest rate of the 30 day LIBOR plus 2.25%. The rate at December 31, 2002 was 3.69%.

         The credit facility is subject to certain restrictive covenants and borrowing base limitations. At December 31, 2002, SLT did not meet the covenants set by the bank. The bank has waived the non-compliance with the covenants at that date. The restrictive covenants and borrowing base limitations set under the credit facility will continue in 2003 to apply to SLT.

     In addition, we have agreed to meet certain restrictive covenants at the consolidated group level. In the first two quarters of fiscal 2003, we, as a group, must maintain unrestricted cash, cash equivalents and/or short-term investments in an amount equal to or greater than the amount by which the line under the credit facility has been drawn down. At December 31, 2003, the group must meet two cash flow covenants. For all of 2003 and beyond, we, as a group, must maintain a minimum ratio of debt to the bank as compared to tangible net worth. We have also agreed to be guarantor to SLT's obligations under the credit facility.

         Our management expects to be able to meet all covenants, both those applying to SLT and those applying to the consolidated group, in fiscal 2003.

         At December 31, 2002, we had $2,770,268 in outstanding obligations and had $229,732 of availability under the credit facility. In June 2003, outstanding obligations under the credit facility will be classified as current, as they will be due in the next twelve months.

         The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without meeting certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a provision in the agreement restricting dividends, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock, if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer could have been made as of December 31, 2002. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would obtain in comparable arm's length transactions with non-affiliated entities. Notwithstanding the terms covering such other transactions, SLT is not permitted to transfer to PhotoMedex any of the $2 million cash that is pledged to the bank as collateral.

         In 2002, net cash used in operating activities was $6,071,819. The net loss of $9,072,313 in 2002 included $1,647,203 of non-cash depreciation and amortization expense and $637,857 of non-cash provisions for doubtful accounts. The usage was offset by a net decrease in current assets of $362,223 and a net increase in current liabilities of $309,802.

         In 2001, net cash used in operating activities was $13,163,492. The net loss of $15,737,603 in 2001 included $2,178,585 of non-cash depreciation and amortization expense, $1,958,333 of non-cash asset impairment charges, and $864,551 of non-cash provisions for doubtful accounts. The usage also resulted from large increases in accounts receivables and inventories of $2,271,294 and $1,308,144, respectively, net of a decrease in accounts payable of $898,978.

         Net cash used in investing activities was $205,948 in 2002 compared to net cash used in investing activities of $719,519 in 2001. For 2002, the acquisition of SLT resulted in a decrease in cash and cash equivalents of $237,000 for acquisition costs, net of cash received, and we used $73,538 for purchases of computer and manufacturing equipment as well as leasehold improvements to support our excimer laser business operations. In 2001, we used $2,598,840 and $120,679 for production of our psoriasis treatment lasers and purchases of equipment for our excimer laser business operations, respectively. Also in 2001, we received proceeds of $2,000,000 from liquidations of our short-term investments.

         Net cash provided by financing activities was $6,218,998 in 2002, compared to $10,388,791 in 2001. In 2002, we received $5,706,047 from net proceeds of the sale of common stock, $450,982 from the exercise of stock options and warrants, $60,905 from the issuance of notes payable and $105,193 of advances on the line of credit, which was offset by utilization of $104,129 for the payment of certain debts. In 2001, we received $10,391,128 from net proceeds of the sale of common stock, $236,320 from the issuance of notes payable, and $18,938 from the exercise of stock options, which was offset by utilization of $257,595 for the payment of certain debts.

         Our ability to expand our business operations is currently dependent in significant part on financing from external sources. There can be no assurance that changes in our manufacturing and marketing, research and development plans or other changes affecting our operating expenses and business strategy will not require financing from external sources before we will be able to develop profitable operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

         We expect to incur operating losses into 2003 because we plan to spend substantial amounts on the marketing of products for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma as well as for the expansion of operations. We expect, based on our current business plan, and our present outlook, that we will have the resources to market our current products and services in 2003. Nevertheless, we cannot assure you that we will market any products successfully, operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur which indicate that goodwill may be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

         As of January 1, 2002, we no longer amortize goodwill. During the years ended December 31, 2001 and 2000, we recorded goodwill amortization of $339,744 and $113,248, respectively. Our goodwill was subject to a transitional impairment test during 2002 and, thereafter, an annual impairment test, using a two-step process prescribed by SFAS No. 142. We have completed the transitional impairment test and no impairment of goodwill was found to exist as of the beginning of fiscal 2002. From that point forward, we must evaluate goodwill for possible impairment at least on an annual basis. We have reviewed our other intangible assets besides goodwill as of the beginning and end of fiscal 2002, and as of the purchase date in connection with the acquisition of SLT, and have determined that no changes were necessary as to the method by which we account for or amortize such intangibles.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We were required to adopt SFAS No. 144 for fiscal year 2002. The adoption of SFAS No. 144 did not have any impact on our consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments has become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have equivalent economic effects to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4, 44 and 64 [?] are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under issued guarantees. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are accordingly included in the notes to the consolidated financial statements found elsewhere in this Report.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as us, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations in this Report are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of its consolidated financial statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee.

         Revenue Recognition. We have two distribution channels for our phototherapy treatment equipment. We will either:

               . sell the XTRAC systems through a distributor or directly to a physician, or

               . place the XTRAC systems in a physician's office (at no charge to the physician) and charge the physician a fee for each time the XTRAC system is used for a patient treatment.

         When we sell an XTRAC system to a distributor or directly to a physician, we recognize revenue upon shipment of the product. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, we do allow products to be returned to us by our distributors in redress of product defects and other claims. When we place the XTRAC system in a physician's office, we recognize service revenues each time the XTRAC system is used for a patient treatment. The physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues until the treatment occurs.

         Through our surgical businesses, we generate revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. We recognize revenues from product sales, including sales to distributors, upon shipment of the products. For per-procedure surgical services, we recognize revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

         Inventory. We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined at latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

         Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables, related to phototherapy sales, are due from various distributors located outside of the United States. The majority of receivables, related to surgical product sales, are due from various customers and distributors located inside the United States. From time to time, our clients dispute the amounts due to us, and, in other cases, our clients experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer specific factors.

         Property and Equipment. As of December 31, 2002 and 2001 we had net property and equipment of $3,672,438 and $3,298,154, respectively. The most significant component of these amounts relates to the lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians' use of the laser. We believe that such usage will increase in the future based on the recently approved CPT codes and wider insurance reimbursement.

         Intangibles. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of its business. As of December 31, 2002 and 2001, we had $3,878,225 and $3,697,244, respectively, of goodwill and other intangibles, accounting for 18% and 24% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

         Warranty Accruals. We establish a liability for warranty repairs based on estimated future claims for XTRAC systems and based on historical analysis of the cost of the repairs for surgical laser systems. However, future returns on defective laser systems and related warranty liability could differ significantly from estimates and historical patterns, which would adversely affect our operating results.

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

         In connection with the audits for the two most recent years ended December 31, 2001 and 2000, and the subsequent interim period through July 31, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of such disagreements in connection with its reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

         The reports of Andersen on our consolidated financial statements, as of and for the years ended December 31, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

         Andersen has not consented to the inclusion of its report with respect to our consolidated financial statements included elsewhere in this Report, and we have dispensed with the requirement to file the consent of Andersen in this Report with respect to previously filed and effective registration statements, as otherwise required by Section 7 of the Securities Act, in reliance on Rule 437a promulgated under the Securities Act. Because Andersen has not consented to the inclusion of its report in this Report with respect to previously filed and effective registration statements, you bear the risk that you will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act with respect to any untrue statements of a material fact contained in the consolidated financial statements audited by Andersen, or any omissions to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

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

         We had engaged Andersen as our independent public accountants on June 23, 2000. Prior to engaging Andersen, neither we nor anyone on our behalf had consulted Andersen regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements. Inasmuch as no disagreements were reported between us and our former independent public accountants, Andersen was not consulted on any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The response to this Item is to be contained in the Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the Commission, on or before April 30, 2003, under the caption of "Election of Directors," and is to be incorporated herein by reference, or if not filed by such date, in an amendment to this Report to be filed on or before such date.

ITEM 11.    EXECUTIVE COMPENSATION

         The response to this Item is to be contained in the Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the Commission, on or before April 30, 2003, under the caption of "Compensation of Executive Officers," and is to be incorporated herein by reference, or if not filed by such date, in an amendment to this Report to be filed on or before such date.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this Item is to be contained in the Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the Commission, on or before April 30, 2003, under the caption of "Security Ownership of Certain Beneficial Owners and Management," and is to be incorporated herein by reference, or if not filed by such date, in an amendment to this Report to be filed on or before such date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item is to be contained in the Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed with the Commission, on or before April 30, 2003, under the caption of "Certain Relationships and Related Transactions," and is to be incorporated herein by reference, or if not filed by such date, in an amendment to this Report to be filed on or before such date.

ITEM 14.    CONTROLS AND PROCEDURES

         Within the 90 days preceding the filing of this Report, an evaluation was performed regarding the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of the evaluation. There have been no significant changes in the Company's internal controls subsequent to December 31, 2002.

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 8-K

A.       Financial Statements

         Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2002.

         Financial Statement Schedules

         The following schedules have been filed as part of this Report.

         Schedule II Valuation and Qualifying Accounts

         All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

B.       Reports on Form 8-K

         1. On December 30, 2002 we filed a Report on Form 8-K with respect to the completion of the previously announced merger contemplated by the Agreement and Plan of Merger dated September 25, 2002, by and among PhotoMedex, Inc., Surgical Laser Technologies, Inc. and J Merger Corp., Inc., a wholly owned subsidiary of PhotoMedex.

         2. On February 13, 2003, we filed Amendment No. 1 to a Report on Form 8-K/A containing supplemental information about the acquisition of Surgical Laser Technologies, Inc. described in the Form 8-K filed on December 30, 2002.

C.       Other Exhibits

     2.1 Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
  3.1(a)   Certificate of Incorporation, filed on November 3, 1987 (2)
  3.1(b)   Amendment to Certificate of Incorporation, filed on July 19, 1999 (2)
  3.1(c)   Amendment to Certificate of Incorporation, filed on July 22, 1999 (2)
  3.1(d)   Restated Certificate of Incorporation, filed on August 8, 2000(3)
     3.2   Amended and Restated Bylaws
    10.1   Lease Agreement (Carlsbad, California) dated August 4, 1998 (2)
    10.2   Patent License Agreement between the Company and Patlex
           Corporation (4)
    10.3   Clinical Trial Agreement between Massachusetts General Hospital,
           R. Rox Anderson and the Company, dated March 17, 1998 (2)
    10.4   Consulting Agreement dated as of January 21, 1998 between the
           Company and R. Rox Anderson, M.D.(2)
    10.5 Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated August 1, 2002 (1)
    10.6 Amended and Restated Employment Agreement with Dennis M. McGrath, dated August 1, 2002 (1)
    10.7   Lease between the Company and Radnor Center Associates, dated
           April 1, 2000 (2)

    10.8   Healthworld Agreement, dated May 11, 1999 (2)
    10.9   Clinical Trial Agreement, dated July 27, 1999 (Scalp Psoriasis) (2)
   10.10 Clinical Trial Agreement, dated July 27, 1999, and Amendment dated March 1, 2000 (Plaque Psoriasis) (2)
   10.11   Clinical Trial Agreement, dated July 27, 1999 (High Fluence) (2)
   10.12   Clinical Trial Agreement, dated November 15, 1999 (Vitiligo) (2)
   10.13 Massachusetts General Hospital License Agreement, dated November 26, 1997 (2)
   10.14   Asset Purchase Agreement with Laser Components GmbH, dated
           February 29, 2000 (2)
   10.15   Amended and Restated 2000 Stock Option Plan (1)
   10.16   Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
   10.17 Revolving Loan Agreement, dated May 31, 2000, between Surgical Laser Technologies, Inc. and AmSouth Bank
   10.18 First Amendment to Revolving Loan Agreement, dated February 20, 2002, between Surgical Laser Technologies, Inc. and AmSouth Bank
   10.19 Second Amendment to Revolving Loan Agreement, dated June 26, 2002, between Surgical Laser Technologies, Inc. and AmSouth Bank
   10.20 Third Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank
   10.21 Fourth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank
   10.22 Fifth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank
   10.23 Sixth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank
   10.24 Note for Business and Commercial Loans, dated March 26, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank
   10.25 Addendum to Note for Business and Commercial Loans LIBOR rate, dated March 26, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank
   10.26 Security Agreement (Accounts, Inventory and General Intangibles), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank
   10.27 Security Agreement for Tangible Personal Property, dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank
   10.28 Limited Security Agreement (Alabama), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank
   10.29   Letter of waiver from AmSouth Bank, dated February 27, 2003
   10.30 Continuing Guaranty Agreement, dated March 26, 2003, by PhotoMedex, Inc. in favor of AmSouth Bank
   10.31 Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania)
   10.32 Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates
   10.33 License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc.
   10.34 Secured Promissory Note, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc.
   10.35 Security Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc.
   10.36 Agreement as to Collateral, dated May 22, 2002, among Surgical Laser Technologies, Inc., Reliant Technologies, Inc. and AmSouth Bank
   10.37   Employment Agreement of Michael R. Stewart, dated December 27, 2002
    16.1   Letter re Change in Certifying Accountant (5)
    22.1   List of subsidiaries of the Company

    23.1   Consent of KPMG LLP
    99.1   Certificate of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
    99.2   Certificate of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
    99.3   Letter re Arthur Andersen LLP (6)

-----------

(1) Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2) Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, and as amended.

(3) Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1987.

(5) Filed as part of our Current Report on Form 8-K, dated May 9, 2000, and as amended.

(6) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Certain documents listed above in Part IV, Item 15 of this Report, as exhibits to this Report on Form 10-K, are incorporated by reference from other documents previously filed by us.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHOTOMEDEX, INC.


Date:  March 28, 2003                     By: /s/ Jeffrey F. O'Donnell
                                              ----------------------------------
                                              Jeffrey F. O'Donnell
                                              President, Chief Executive Officer
                                              and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                Capacity in Which Signed                      Date
------------------------------    ---------------------------------------       ----------------
/s/ Richard J. DePiano            Chairman of the Board of Directors            March 28, 2003
------------------------------
Richard J. DePiano

/s/ Jeffrey F. O'Donnell          President, Chief Executive Officer and        March 28, 2003
                                  Director
------------------------------
Jeffrey F. O'Donnell

/s/ Dennis M. McGrath             Chief Financial Officer                       March 28, 2003
------------------------------
Dennis M. McGrath

/s/ Alan R. Novak                 Director                                      March 28, 2003
------------------------------
Alan R. Novak

/s/ John J. McAtee, Jr            Director                                      March 28, 2003
------------------------------
John J. McAtee, Jr.

/s/ Samuel E. Navarro             Director                                      March 28, 2003
------------------------------
Samuel E. Navarro

/s/ Warwick Alex Charlton         Director                                      March 28, 2003
------------------------------
Warwick Alex Charlton

                                PHOTOMEDEX, INC.
                             a Delaware corporation

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

         I, Jeffrey F. O'Donnell, Chief Executive Officer of PhotoMedex, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Annual Report on Form 10-K of the Company for the year ended December 31, 2002, as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Annual Report on Form 10-K of PhotoMedex, Inc., a Delaware corporation (the "Company") for the year ended December 31, 2002 (the "Annual Report");

         (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003                        By: /s/  Jeffrey F. O'Donnell
                                                 -------------------------
                                                 Jeffrey F. O'Donnell
                                                 Chief Executive Officer

                                PHOTOMEDEX, INC.
                             a Delaware corporation

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

         I, Dennis M. McGrath, Chief Financial Officer of PhotoMedex, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Annual Report on Form 10-K of the Company for the year ended December 31, 2002, as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Annual Report on Form 10-K of PhotoMedex, Inc., a Delaware corporation (the "Company") for the year ended December 31, 2002 (the "Annual Report");

         (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         (6) The Company's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 28, 2003                        By: /s/  Dennis M. McGrath
                                                 -----------------------
                                                 Dennis M. McGrath
                                                 Chief Financial Officer

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                 PAGE
                                                                 ----

Independent Auditors' Report                                     F-2

Report of Independent Public Accountants                         F-3

Consolidated Balance Sheets, December 31, 2002 and 2001          F-4

Consolidated Statements of Operations, Years ended
 December 31, 2002, 2001 and 2000                                F-5

Consolidated Statements of Stockholders' Equity, Years ended
 December 31, 2002, 2001 and 2000                                F-6

Consolidated Statements of Cash Flows, Years ended
 December 31, 2002, 2001 and 2000                                F-7

Notes to Consolidated Financial Statements                       F-8

                          INDEPENDENT AUDITORS' REPORT

To Stockholders and Board of Directors
PhotoMedex, Inc. and Subsidiaries:

We have audited the 2002 consolidated financial statements of PhotoMedex, Inc. and subsidiaries as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 consolidated financial statements of PhotoMedex, Inc. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revisions described in Note 1 to the financial statements, in their report dated February 19, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 consolidated financial statements of PhotoMedex, Inc. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In addition, as also described in Note 1, these financial statements have been revised to present product sales and services and related costs separately in the consolidated statements of operations. We audited the adjustments that were applied to revise the 2001 and 2000 financial statements. In our opinion, the transitional disclosures for 2001 and 2000 in Note 1 and the revisions to the presentation of the consolidated statements of operations are appropriate and have been appropriately applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of PhotoMedex, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/KPMG LLP

Philadelphia, Pennsylvania

February 27, 2003 (except with respect to the matter discussed in Note 9, as to which the date is March 28, 2003)

The following is a copy of a report issued by Arthur Andersen LLP and included in the 2001 Form 10-K report for the fiscal year ended December 31, 2001 filed on April 13, 2002. This report has not been reissued by Arthur Andersen LLP, and Arthur Andersen LLP has not consented to its use in this Annual Report on Form 10-K. For further discussion, see Exhibit 99.3 to this Form 10-K.

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


                                               /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 19, 2002

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                   --------------------------------
                                                                       2002               2001
                                                                   --------------------------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                        $   4,008,051     $    4,066,820
  Restricted cash, cash equivalents and short-term investments         2,000,000                  -
  Accounts receivable, net of allowance for doubtful
   accounts of $1,169,486 and $996,396                                 2,536,334          1,694,493
  Inventories                                                          5,055,783          2,558,846
  Prepaid expenses and other current assets                              283,001            100,681
                                                                   --------------------------------
     Total current assets                                             13,883,169          8,420,840

Property and equipment, net                                            3,672,438          3,298,154

Patents and licensed technologies, net                                   933,802            752,821

Goodwill, net                                                          2,944,423          2,944,423

Other assets                                                              79,372            168,753
                                                                   --------------------------------
     Total assets                                                  $  21,513,204     $   15,584,991
                                                                   ================================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                                 $      75,263     $       65,017
  Current portion of long-term debt                                    2,143,425                  -
  Accounts payable                                                     2,833,361          1,862,499
  Accrued compensation and related expenses                              822,999            350,429
  Other accrued liabilities                                            1,246,433            427,266
  Deferred revenues                                                      183,475            170,100
                                                                   --------------------------------
     Total current liabilities                                         7,304,956          2,875,311
                                                                   --------------------------------
Long-term debt                                                           899,626                  -
                                                                   --------------------------------

Commitment and contingencies (Note 10)

Stockholders' Equity:
  Common Stock, $.01 par value, 50,000,000 shares authorized;
   31,439,058 and 24,179,953 shares issued and outstanding               314,391            241,800
  Additional paid-in capital                                          76,828,582         67,245,367
  Accumulated deficit                                                (63,819,517)       (54,747,204)
  Deferred compensation                                                  (14,834)           (30,283)
                                                                   --------------------------------
     Total stockholders' equity                                       13,308,622         12,709,680
                                                                   --------------------------------
     Total liabilities and stockholders' equity                    $  21,513,204     $   15,584,991
                                                                   ================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Year Ended December 31,
                                                           ----------------------------------------------
                                                               2002             2001            2000
                                                           ----------------------------------------------
Revenues:
      Product sales                                        $  2,531,063    $   3,873,500    $     929,271
      Services                                                  743,395          856,958           39,500
                                                           ------------    -------------    -------------
                                                              3,274,458        4,730,458          968,771

Costs and expenses:
      Product cost of sales                                     997,688        1,338,240          428,520
      Services cost of sales (depreciation on lasers in
       service)                                               1,381,755        1,135,311          114,392
      Selling, general and administrative                     8,458,791       13,266,157       10,364,755
      Research and development                                1,269,845        2,016,919        3,015,018
      Depreciation and amortization                             265,448        1,043,274          720,751
      Asset impairment charge                                         -        1,958,333                -
                                                           ------------    -------------    -------------

Loss from continuing operations before interest and
 other income, net                                           (9,099,069)     (16,027,776)     (13,674,665)

Interest income, net                                             25,669          213,333          567,129
Other income, net                                                 1,087           76,840          362,014
                                                           ------------    -------------    -------------
Loss from continuing operations                              (9,072,313)     (15,737,603)     (12,745,522)

Loss from discontinued operations (including loss on
 disposal of $277,401)                                                -                -         (646,542)
                                                           ------------    -------------    -------------
Net loss                                                   $ (9,072,313)   $ (15,737,603)   $ (13,392,064)
                                                           ============    =============    =============
Basic and diluted net loss per share:
      Continuing operations                                $      (0.34)   $       (0.80)   $       (0.81)
      Discontinued operations                                         -                -            (0.04)
                                                           ------------    -------------    -------------
         Basic and diluted net loss per share              $      (0.34)   $       (0.80)   $       (0.85)
                                                           ============    =============    =============
Shares used in computing basic and diluted net loss
 per share                                                   26,565,685       19,770,749       15,754,867
                                                           ============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Common Stock               Additional
                                                ----------------------------         Paid-In
                                                  Shares            Amount           Capital
                                                ------------      ----------    ---------------
BALANCE, JANUARY 1, 2000                          13,267,918      $  132,679      $  30,759,186

Sale of stock, net of expenses                     1,409,092          14,091         14,245,400
Exercise of stock options                          1,665,834          16,659          3,954,031
Exercise of warrants                               1,201,139          12,011          2,063,478
Issuance of common stock in connection
 with acquisition of Acculase, Inc. (see
 Note 3)                                             300,000           3,000          3,822,000
Stock issued to consultants for services               3,693              37             48,680
Stock options and warrants issued to
 consultants for services                                  -               -          1,628,069
Compensation resulting from stock options
 issued to employees                                       -               -            131,500
Amortization of deferred compensation                      -               -                  -
Net loss                                                   -               -                  -
                                                -----------------------------------------------
BALANCE, DECEMBER 31, 2000                        17,847,676         178,477         56,652,344

Sale of stock, net of expenses                     6,270,714          62,707         10,328,421
Exercise of stock options                             51,563             516             18,422
Stock issued to consultants for services              10,000             100             59,900
Stock options issued to consultants for
 services                                                  -               -            198,750
Reversal of unamortized portion of
 deferred compensation for terminated
 employees                                                 -               -            (12,470)
Amortization of deferred compensation                      -               -                  -
Net loss                                                   -               -                  -
                                                -----------------------------------------------
BALANCE, DECEMBER 31, 2001                        24,179,953         241,800      $  67,245,367


Sale of stock, net of expenses                     4,115,000          41,150          5,664,897
Exercise of warrants                                 409,751           4,097            428,885
Exercise of stock options                             18,000             180             17,820
Stock options issued to consultants for
 services                                                  -               -             34,296
Reversal of unamortized portion of
 deferred compensation for terminated
 employees                                                 -               -             (6,336)
Amortization of deferred compensation                      -               -                  -
Issuance of stock for SLT acquisition, net
 of expenses                                       2,716,354          27,164          3,443,653
Net loss                                                   -               -                  -
                                                -----------------------------------------------
BALANCE, DECEMBER 31, 2002                        31,439,058      $  314,391      $  76,828,582
                                                ===============================================

                                                  Accumulated         Deferred
                                                    Deficit         Compensation           Total
                                                ---------------     ------------      --------------
BALANCE, JANUARY 1, 2000                        $   (25,617,537)    $          -      $    5,274,328

Sale of stock, net of expenses                                -                -          14,259,491
Exercise of stock options                                     -                -           3,970,690
Exercise of warrants                                          -                -           2,075,489
Issuance of common stock in connection
 with acquisition of Acculase, Inc. (see
 Note 3)                                                      -                -           3,825,000
Stock issued to consultants for services                      -                -              48,717
Stock options and warrants issued to
 consultants for services                                     -                -           1,628,069
Compensation resulting from stock options
 issued to employees                                          -         (131,500)                  -
Amortization of deferred compensation                         -           78,481              78,481
Net loss                                            (13,392,064)               -         (13,392,064)
                                                ----------------------------------------------------
BALANCE, DECEMBER 31, 2000                          (39,009,601)         (53,019)         17,768,201

Sale of stock, net of expenses                                -                -          10,391,128
Exercise of stock options                                     -                -              18,938
Stock issued to consultants for services                      -                -              60,000
Stock options issued to consultants for
 services                                                     -                -             198,750
Reversal of unamortized portion of
 deferred compensation for terminated
 employees                                                    -           12,470                   -
Amortization of deferred compensation                         -           10,266              10,266
Net loss                                            (15,737,603)               -         (15,737,603)
                                                ----------------------------------------------------
BALANCE, DECEMBER 31, 2001                          (54,747,204)         (30,283)         12,709,680


Sale of stock, net of expenses                                -                -           5,706,047
Exercise of warrants                                          -                -             432,982
Exercise of stock options                                     -                -              18,000
Stock options issued to consultants for
 services                                                     -                -              34,296
Reversal of unamortized portion of
 deferred compensation for terminated
 employees                                                    -            6,336                   -
Amortization of deferred compensation                         -            9,113               9,113
Issuance of stock for SLT acquisition, net
 of expenses                                                  -                -           3,470,817
Net loss                                             (9,072,313)               -          (9,072,313)
                                                ----------------------------------------------------
BALANCE, DECEMBER 31, 2002                      $   (63,819,517)    $    (14,834)     $   13,308,622
                                                ====================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Year Ended December 31,
                                                            2002            2001              2000
                                                        -------------   -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $  (9,072,313)  $ (15,737,603)   $  (13,392,064)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                           1,647,203       2,178,585           835,143
    Asset impairment charge                                         -       1,958,333                 -
    Gain on forgiveness of debt                                     -               -          (277,000)
    Gain on disposal of property and equipment                      -         (38,358)                -
    Loss on sale of discontinued operations                         -               -           277,401
    Provision for doubtful accounts                           637,857         864,551                 -
    Stock issued to consultants for services                        -          60,000            48,717
    Stock options and warrants issued to
      consultants for services                                 34,296         198,750         1,628,069
    Amortization of deferred compensation                       9,113          10,266            78,481
    Changes in operating assets and liabilities:
      Accounts receivable                                      28,762      (2,271,294)         (111,571)
      Inventories                                             234,874      (1,308,144)          (80,230)
      Prepaid expenses and other assets                        98,587         127,392          (316,795)
      Accounts payable                                       (113,193)        898,978        (1,070,850)
      Accrued compensation and related expenses               222,214         (99,165)           72,627
      Other accrued liabilities                               243,756         (61,883)         (822,071)
      Deferred revenues                                       (42,975)         56,100          (136,000)
                                                        -------------   -------------    --------------
          Net cash used in operating activities            (6,071,819)    (13,163,492)      (13,266,143)
                                                        -------------   -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                       (73,538)       (120,679)         (190,651)
    Sale (purchase) of short-term investments                       -       2,000,000        (2,000,000)
    Lasers placed into or retired from service                 99,090      (2,598,840)       (1,630,440)
    Proceeds from sale of discontinued operations                   -               -           250,500
    Acquisition costs, net of cash received                  (231,500)              -          (409,415)
                                                        -------------   -------------    --------------
          Net cash used in investing activities              (205,948)       (719,519)       (3,980,006)
                                                        -------------   -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net             5,706,047      10,391,128        14,259,491
    Proceeds from exercise of options                          18,000          18,938         3,970,690
    Proceeds from exercise of warrants                        432,982               -         2,075,489
    Proceeds from issuance of notes payable                    60,905         236,320           215,548
    Payments on notes payable                                (104,129)       (257,595)         (249,586)
    Net advances on line of credit                            105,193               -                 -
                                                        -------------   -------------    --------------
          Net cash provided by financing activities         6,218,998      10,388,791        20,271,632
                                                        -------------   -------------    --------------
Net (decrease) increase in cash and cash equivalents          (58,769)     (3,494,220)        3,025,483

Cash and Cash Equivalents, Beginning of Year                4,066,820       7,561,040         4,535,557
                                                        -------------   -------------    --------------
Cash and Cash Equivalents, End of Year                  $   4,008,051   $   4,066,820    $    7,561,040
                                                        =============   =============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY:

BACKGROUND
PhotoMedex, Inc. and subsidiaries (the "Company") changed its name from Laser Photonics, Inc. on August 8, 2000. The Company develops, manufactures and markets phototherapy excimer laser-based instrumentation designed to treat psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, the Company received the first Food and Drug Administration ("FDA") clearance to market an excimer laser system, the XTRAC(R) system, for the treatment of psoriasis. In March 2001, the Company received FDA clearance to treat vitiligo; in August 2001, the Company received FDA clearance to treat atopic dermatitis, and in May 2002, the FDA granted 510(k) clearance to market the XTRAC system for the treatment of leukoderma. The Company launched the XTRAC phototherapy treatment system commercially in the United States in August 2000.

Through the acquisition of Surgical Laser Technologies, Inc. ("SLT") on December 27, 2002 (see Note 2), the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these products.

LIQUIDITY AND GOING CONCERN
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses and in the fourth quarter of 2000 began to market the XTRAC system for commercial sale. The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of December 31, 2002, the Company had an accumulated deficit of $63,819,517.

The Company expects to incur operating losses for 2003 as it plans to spend substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing operations. Management cannot assure that the Company will market any products successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

The Company's future revenues and success depends upon its excimer laser systems for the treatment of a variety of skin disorders. The Company's excimer laser system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and from sales to international customers. The Company's ability to successfully introduce new products based on its new business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company's control. Consequently, the Company's historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $4,008,051 as of December 31, 2002. Management believes that the existing cash balance together with its existing financial resources, including the $1,000,000 line of credit facility (see Note 9) and access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company's operating and capital requirements into 2004. The 2003 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for use of the XTRAC system based on the recent approval of reimbursement codes and wider insurance coverage in the United States and significant costs savings from the integration of the combined companies. However, depending upon the Company's rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2002 and 2001.

RESTRICTED CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
A line of credit agreement extended to SLT by a bank requires that SLT maintain $2 million of cash and cash equivalents (including short-term investments) as collateral for the line of credit (see Notes 2 and 9). The restricted assets at December 31, 2002 consist of the following:

Cash and cash equivalents                            $   1,200,121
Short-term investments                                     799,879
                                                     -------------
Total  restricted  cash, cash  equivalents and
 short-term investments                              $   2,000,000
                                                     =============

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its entire portfolio of short-term investments as available for sale as they are available to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses, if any, included in stockholders' equity as accumulated other comprehensive income. Dividend and interest income are recognized when earned and are recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such accretion is also included in interest income. The Company currently invests only in high-quality, short-term securities in accordance with its investment policy.

The following table represents the estimated cost, fair value and unrealized loss of short-term investments at December 31, 2002:

                                                              Unrealized
                                     Cost       Fair Value       Loss
                                  --------------------------------------
Certificates of deposit           $  800,000    $  799,879    $     (121)
                                  --------------------------------------
Total short-term investments      $  800,000    $  799,879    $     (121)
                                  ======================================

The entire estimated fair value of short-term investments of $799,879 at December 31, 2002 was due in one year.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within inventory.

The Company's skin disorder treatment equipment will either (i) be sold to distributors or physicians directly or (ii) be placed in a physician's office and remain the property of the Company. For lasers that are placed in a physician's office, the cost is transferred from inventory to "lasers in service" within property and equipment. The Company earns revenue each time the laser is used for a patient treatment. Lasers that are not placed in a physician's office are maintained in inventory until the unit is sold.

PROPERTY, EQUIPMENT AND DEPRECIATION
Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for lasers in service, computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or disposition, the applicable property amounts are relieved from the accounts and any gain or loss is recorded in the consolidated statements of operations.

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption "machinery and equipment". These units and accessories are being depreciated over a period of up to five years. Laser units utilized in the provision of surgical services are included in property and equipment under the caption "lasers in service."

The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2002, no such write-down was required (see Impairment of Long-Lived Assets below).

PATENT COST AND LICENSED TECHNOLOGIES
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of the estimated useful lives or eight to 12 years. Developed technology relates to the purchase of the minority interest of Acculase (see
Note 3) and is being amortized on a straight-line basis over seven years.

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2002, no such write-down was required (see Impairment of Long-Lived Assets below).

ACCRUED WARRANTY COSTS
The Company offers a warranty on product sales generally for a one-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the year ended December 31, 2002 is summarized as follows:

   Accrual at beginning of year                      $  267,714
   Additions charged to warranty expense                271,880
   Acquisition of SLT                                    11,450
   Claims paid and charged against the accrual         (135,581)
                                                     ----------
   Accrual at end of year                            $  415,463
                                                     ==========

REVENUE RECOGNITION
The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When the Company sells a laser to a distributor or directly to a physician, revenue is recognized upon shipment of the product. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims. When the Company places the laser in a physician's office, service revenues are recognized based on an estimate of patient treatments. The physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs.

The Company records revenue for surgical services or products when the services are performed or the products are shipped.

PRODUCT DEVELOPMENT COSTS
Costs of research, new product development and product redesign are charged to expense as incurred.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse (see Note 12).

NET LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise of securities into common stock, such as stock options and warrants.

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator since the result would be anti-dilutive.

RECLASSIFICATIONS
The 2001 and 2000 consolidated statement of operations have been revised to present product sales and services and related costs separately.

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

IMPAIRMENT OF LONG-LIVED ASSETS
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

RECENT ACCOUNTING PRONOUNCEMENTS:
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur which indicate that goodwill may be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

As of January 1, 2002, the Company no longer amortizes goodwill. During the years ended December 31, 2001 and 2000, the Company had goodwill amortization of $339,744 and $113,248, respectively. The Company's goodwill was subject to a transitional impairment test during 2002 and an annual impairment test, thereafter, using a two-step process prescribed by SFAS No. 142. The Company has completed the transitional impairment test and no impairment of goodwill was found to exist as of the beginning of fiscal 2002. During 2002 and in future periods, the Company must evaluate goodwill for possible impairment at least on an annual basis. The Company has reviewed its other intangible assets besides goodwill as of the beginning of fiscal 2002, and as of the purchase date in connection with the acquisition of SLT, and has determined that no changes were necessary as to the method by which it accounts for or amortizes such intangibles.

The following table reflects unaudited adjusted results of operations of the Company, giving effect to SFAS No. 142 as if it had been adopted on January 1, 2000:

                                                           Year Ended December 31,
                                             ------------------------------------------------
                                                 2002             2001            2000
                                             ------------------------------------------------
    Net loss, as reported                    $  (9,072,313)  $ (15,737,603)   $   (13,392,064)
    Add back: amortization expense                       -         339,744            113,248
                                             ------------------------------------------------
    Adjusted net loss                        $  (9,072,313)  $ (15,397,859)   $   (13,278,816)
                                             =================================== ============
    Basic and diluted net loss per share:
      As reported                            $       (0.34)  $       (0.80)   $         (0.85)
      Adjusted                               $       (0.34)  $       (0.78)   $         (0.84)

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have equivalent economic effects to sale-leaseback transactions. Except for its provisions dealing with SFAS No. 13, SFAS No. 145 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Interpretation is not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, The FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation, and disclosures related to such consolidation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

STOCK OPTIONS
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

Had stock compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been reduced to the following pro forma amounts:

                                                                          Year Ended December 31,
                                                            ----------------------------------------------------
                                                                 2002                2001             2000
                                                            --------------      --------------    --------------
  Net loss:
    As reported                                             $   (9,072,313)     $  (15,737,603)   $  (13,392,064)
    Less: stock-based employee compensation expense
     included in reported net loss                                   9,113              10,266            78,481
    Impact of total stock-based compensation expense
     determined under fair value based method for all
     rewards                                                    (2,727,153)         (1,401,562)       (3,995,414)
                                                            --------------      --------------    --------------
    Pro-forma                                               $  (11,790,353)     $  (17,128,899)   $  (17,308,997)
                                                            ==============      ==============    ==============
  Net loss per share:
    As reported                                             $        (0.34)     $        (0.80)   $        (0.85)
                                                            ==============      ==============    ==============
    Pro-forma                                               $        (0.44)     $        (0.87)   $        (1.10)
                                                            ==============      ==============    ==============

The above pro forma amounts may not be indicative of future amounts because option grants prior to January 1, 1995 have not been included and because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               Year Ended December 31,
                                       --------------------------------------
                                          2002           2001          2000
                                       -----------     ---------    ---------
  Risk-free interest rate                     3.70%         5.09%        6.30%
  Volatility                                   100%          100%         100%
  Expected dividend yield                        0%            0%           0%
  Expected option life                     5 years       7 years      4 years

Note 2
ACQUISITION:

On December 27, 2002, the Company acquired all of the outstanding common shares of SLT. The results of SLT's operations since that date, comprising four days, have been included in the consolidated financial statements. The Company acquired SLT in order to gain market share in surgical products and services markets through a business model that is compatible with the Company's own approach to the dermatology market. The Company also acquired SLT with an expectation that it could reduce costs through economies of scale.

SLT has focused on lasers used in surgery in such venues as hospitals, surgi-centers and doctors' offices. SLT has employed a similar business model to the Company's domestic services by charging a per-procedure fee. With the addition of SLT, the Company now offers laser services over a wide range of specialties, including urology, gynecology, orthopedics, and general and ENT surgery. Surgical services are offered using such lasers as the holmium, diode, Nd:YAG Contact and CO2 lasers. In addition, SLT develops, manufactures and markets healthcare lasers and their disposables.

The aggregate purchase price was $6,760,445 and was paid through the issuance of 2,716,354 of common stock at $1.32 per share, the assumption of $2,937,858 of debt and the incurrence of $237,000 of capitalizable transaction costs. Non-capitalizable costs of $115,000 were incurred in registering the common stock issued in connection with the acquisition.

Based on the initial purchsase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

     Cash and cash equivalents                              $      120,500
     Restricted  cash,  cash  equivalents and short-term
      investments                                                2,000,000
     Accounts receivable                                         1,508,460
     Inventories                                                 2,731,811
     Prepaid expenses and other current assets                     148,506
     Property and equipment                                      1,910,674
     Patents and licensed technologies                             317,346
     Other assets                                                   43,020
                                                            --------------
        Total assets acquired                                    8,780,317

     Current portion of notes payable                              (53,470)
     Current portion of long-term debt                          (2,143,425)
     Accounts payable                                           (1,084,055)
     Accrued compensation and related expenses                    (250,356)
     Other accrued liabilities                                    (575,410)
     Deferred revenues                                             (56,350)
     Long-term debt                                               (794,433)
                                                            --------------
        Total liabilities assumed                               (4,957,499)
                                                            --------------
        Net assets acquired                                 $    3,822,818
                                                            ==============

The fair value of the net assets acquired, excluding the debt assumed, exceeded the purchase price by $1,825,819, resulting in negative goodwill. In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets", the negative goodwill was recorded as a reduction of intangibles and property and equipment of $773,604 and $1,052,215, respectively.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition prior to December 27, 2002, the closing date. Following are the Company's unaudited proforma results for the years ended December 31, 2002 and 2001, assuming the acquisition occurred on January 1, 2001.

                                                          December 31,
                                                -------------------------------
                                                      2002            2001
                                                --------------    -------------
   Net revenues                                 $   14,327,000    $  14,742,000
   Net loss                                         (8,254,000)   $ (15,839,000)
   Basic and diluted loss per share             $        (0.28)   $       (0.71)
   Shares used in calculating  basic and
    diluted loss per share                          29,244,828       22,378,069

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2001, or of future results of operations.

Effective August 31, 2000, the Company issued 300,000 shares of common stock for the remaining 23.9% of Acculase which the Company did not already own. The Company granted certain registration rights with respect to the shares issued. The transaction was accounted for as a purchase. The Company had historically consolidated the results of Acculase in its consolidated financial statements and had recognized all of Acculase's losses as the Company had historically funded the operations. In addition, due to the significant historical losses of Acculase, the Company did not have any investment recorded for its 76.1% ownership of Acculase. Accordingly, the total purchase price of $4,234,415, including transaction costs of $409,415, was allocated to Acculase's net tangible and intangible assets based on the estimated fair values as of the date of the transaction. Based upon an independent valuation, $837,000 of the purchase price was allocated to developed technology and the remaining $3,397,415 was allocated to goodwill.

Beginning January 1, 2002, the developed technology is being amortized over seven years on a straight-line basis. For the years ended December 31, 2001 and 2000, developed technology was being amortized over 10 years on a straight-line basis. For the years ended December 31, 2002, 2001 and 2000, amortization of developed technology was $128,012, $83,700 and $27,900, respectively. For the years ended December 31, 2001 and 2000, goodwill was being amortized over 10 years on a straight-line basis. As of January 1, 2002, consistent with SFAS No. 142 (see Note 1), goodwill is no longer being amortized; rather, it will be subject to certain impairment tests. Amortization of goodwill for the years ended December 31, 2001 and 2000, was $339,744 and $113,248, respectively.

Note 3
DISCONTINUED OPERATIONS:

In 1997, the Company changed its business strategy and began focusing its efforts on excimer laser technology and using it to develop products for various medical applications. To facilitate the Company's focus on excimer laser technology, as of May 4, 2000 the Company sold its non-excimer laser businesses which were located at its facilities in Orlando, Florida and Wilmington, Massachusetts.

The Company completed a transaction with respect to the sale of certain assets, including certain non-excimer laser patents, related to its Florida business operations, to Lastec, Inc. ("Lastec") for a purchase price of $375,000. Lastec was unaffiliated with the Company. Lastec paid the Company a deposit of $37,500, and executed a secured promissory note of $337,500, payable in three installments, all of which were due prior to December 31, 2000. The promissory note accrued interest at 8% per year. The promissory note was secured by the assets assigned by the Company to Lastec in connection with the transaction, and was personally guaranteed by the principals of Lastec. As the scheduled payments due under the promissory note were not made, the note was written off in fiscal 2000 and included in discontinued operations. The Company also began litigation against Lastec and its principals, which was settled in fiscal 2002. Any gain resulting from future payments received by the Company will be recognized when received (see Note 10).

The Company completed the sale of certain assets and the grant of an exclusive license for certain patents covering non-excimer lasers related to the Company's Massachusetts business operations to Laser Components GmbH for a purchase price of $213,000. In addition, Laser Components GmbH assumed the Company's obligations under the Company's Massachusetts office lease. Laser Components GmbH was unaffiliated with the Company.

Based upon the above facts, these two operations were accounted for together as discontinued operations with a measurement date of May 4, 2000. The accompanying consolidated financial statements reflect the operating results of the discontinued operations separately from continuing operations. The Company recognized a loss of $277,401 on the sale of these discontinued operations in the quarter ended June 30, 2000.

Revenues from discontinued operations were $188,838 for the year ended December 31, 2000. Losses from discontinued operations in the accompanying consolidated statements of operations were $369,141 for the year ended December 31, 2000.

Note 4
INVENTORIES:

Set forth below is a detailed listing of inventories.

                                          December 31,
                               -----------------------------------
                                   2002                  2001
                               -------------       ---------------
      Raw materials            $   3,297,942       $     2,074,174
      Work-in-process                328,081               484,672
      Finished goods               1,429,760                     -
                               -------------       ---------------
      Total inventories        $   5,055,783       $     2,558,846
                               =============       ===============

Note 5
PROPERTY AND EQUIPMENT:

Set forth below is a detailed listing of property and equipment.

                                                    December 31,
                                           ----------------------------
                                               2002             2001
                                           ----------------------------
         Lasers in service                 $  5,147,134    $  4,229,280
         Computer hardware and software         251,495         213,619
         Furniture and fixtures                 173,507         151,637
         Machinery and equipment                271,497          58,714
         Autos and trucks                       137,039               -
         Leasehold improvements                 100,106          78,716
                                           ------------    ------------
                                              6,080,778       4,731,966
         Accumulated depreciation and
          amortization                       (2,408,340)     (1,433,812)
                                           ------------    ------------
         Property and equipment, net       $  3,672,438    $  3,298,154
                                           ============    ============

Depreciation expense was $1,510,838 in 2002, $1,246,788 in 2001 and $185,642 in
2000. At December 31, 2002, net property and equipment included $336,910 of assets recorded under capitalized lease arrangements, of which $272,783 was included in long-term debt at December 31, 2002 (see Note 9). There were no capital leases in years prior to 2002.

Note 6
PATENTS AND LICENSED TECHNOLOGIES:

Set forth below is a detailed listing of patents and licensed technology.

                                                      December 31,
                                               ---------------------------
                                                   2002            2001
                                               ---------------------------
Patents, net of accumulated amortization
 of $65,730 and $57,377                        $    336,414     $   27,421

Licensed technologies, net of accumulated
 amortization of $239,612 and $111,600              597,388        725,400
                                               ------------     ----------
Total patents and licensed technologies, net   $    933,802     $  752,821
                                               ============     ==========

Estimated amortization expense for amortizable intangible assets for the next five years is $176,000 in 2003, $176,000 in 2004, $170,000 in 2005, $168,000 in
2006 and $125,000 in 2007.

Note 7
OTHER ACCRUED LIABILITIES:

Set forth below is a detailed listing of other accrued liabilities.

                                                       December 31,
                                               ---------------------------
                                                   2002            2001
                                               ------------     ----------
Accrued professional and consulting fees       $    190,182     $  128,000
Accrued warranty                                    415,463        267,714
Accrued liability from matured notes                249,130              -
Royalty liability                                   169,368              -
Other accrued expenses                              222,290         31,552
                                               ------------     ----------
Total other accrued liabilities                $  1,246,433     $  427,266
                                               ============     ==========

In May 2002, SLT acquired a CO2 laser product line from Reliant Technologies, Inc. ("Reliant"), which included a commitment to prepay royalties of $268,023 over 18 months. The remaining portion of $169,368 is included in accrued liabilities at December 31, 2002.

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT's subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of December 31, 2002, the matured principal and related interest was $249,130.

Note 8
NOTES PAYABLE:

Set forth below is a detailed listing of notes payable.

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     2002          2001
                                                                                  ----------    ----------
  Note payable - lessor, interest at 10%, payable in monthly principal and
   interest installments of $1,775 through December 31, 2002,  unsecured.         $        -    $   20,195

  Note payable - unsecured creditor, interest at 6.7%, payable in monthly
   principal and interest installments of $9,065 through 2002.                             -        44,822

  Note payable - unsecured creditor, interest at 6.6%, payable in monthly
   principal and interest installments of $5,524 through April 2003.                  21,793             -

  Note payable -secured creditor, interest at 10%, payable in monthly principal
   and interest installments of $9,173 through June 2003.                             53,470             -
                                                                                  ----------    ----------
                                                                                      75,263        65,017
  Less current maturities                                                            (75,263)      (65,017)
                                                                                  ----------    ----------
  Notes payable, net of current maturities                                        $        -    $        -
                                                                                  ==========    ==========

Aggregate maturities of the notes payable as of December 31, 2002 are $75,263 due in 2003.

Note 9
LONG-TERM DEBT:

Set forth below is a detailed listing of the Company's long-term debt.

                                                  December 31, 2002
                                                 ------------------
   Borrowings on credit facility                 $        2,770,268
   Capital lease obligations (see Note 5)                   272,783
   Less: Current portion                                 (2,143,425)
                                                 ------------------
   Total long-term debt                          $          899,626
                                                 ==================

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank. The credit facility has a commitment term of four years, expiring May 31, 2004, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2,000,000 of SLT's cash and cash equivalents and short-term investments. On March 28, 2003, the bank has agreed to allow the Company to apply the cash collateral to a paydown of the facility in 2003 and, as such, the $2,000,000 is included in the current portion of long-term debt in the accompanying 2002 consolidated balance sheet. The credit facility has an interest rate of the 30 day LIBOR plus 2.25%. The rate at December 31, 2002 was 3.69%.

The credit facility is subject to certain restrictive covenants and borrowing base limitations. At December 31, 2002, SLT did not meet the covenants set by the bank. The bank has waived the non-compliance with the covenants at that date. The restrictive covenants and borrowing base limitations will continue in 2003 to apply to SLT. In addition, the Company has agreed to meet certain restrictive covenants at the consolidated group level. In the first two quarters of fiscal 2003, the group will maintain unrestricted cash, cash equivalents and/or short-term investments in an amount equal to or greater than the amount by which the line under the credit facility has been drawn down. In the last two quarters of fiscal 2003 and beyond, the group must meet two cash flow covenants. For all of 2003 and beyond, the group must maintain a minimum ratio of debt to the bank as compared to tangible net worth. Management expects to be able to meet all covenants, both those applying to SLT and those applying to the consolidated group, in fiscal 2003. The Company has agreed to be guarantor to SLT's obligations under the credit facility. At December 31, 2002, the Company had $2,770,268 in outstanding obligations and had $229,732 of availability under the credit facility. In June 2003, outstanding obligations under the credit facility will be classified as current as they will be due in the next twelve months.

The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without meeting certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a restriction on dividends provision in the agreement, the assets of SLT may not be dividends, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer could have been made as of December 31, 2002. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would obtain in comparable arm's length transactions with non-affiliated entities. Notwithstanding the terms covering such other transactions, SLT is not permitted to transfer to PhotoMedex any of the $2 million cash that is pledged to the bank as collateral.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 5).

Future minimum payments for property under capital leases are as follows:

       Year                                                Amount
                                                        -----------
       2003                                             $   168,222
       2004                                                 103,013
       2005                                                  33,966
                                                        -----------
       Total minimum lease obligation                       305,201
       Less:  Interest                                      (32,418)
                                                        -----------
       Present value of total minimum lease obligation  $   272,783
                                                        ===========

Note 10
COMMITMENTS AND CONTINGENCIES:

Leases

The Company has entered into various non-cancelable operating leases that expire at various dates through 2006. The performance of the Company's lease for its manufacturing and development facility had been guaranteed by PMG Capital Corp. PMG Capital Corp has been one of the Company's investment bankers and an affiliate of one of the Company's principal stockholders. Rent expense was $190,763, $163,476, and $174,125 for the years ended December 31, 2002, 2001 and
2000, respectively. The future annual minimum payments under these non-cancelable operating leases are as follows:

       Year Ending December 31,
       -------------------------
       2003                                             $   358,122
       2004                                                 325,199
       2005                                                 263,967
       2006                                                 122,850
                                                        -----------
       Total                                            $ 1,070,138
                                                        ===========

Litigation

The Company sued Lastec, Inc., John Yorke and Raymond Thompson in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The title of the case was Laser Photonics, Inc., Plaintiff, vs. Lastec, Inc., John Yorke and Raymond "Tim" Thompson, Defendants. The Company sought to recover the unpaid balance due on a $337,500 promissory note signed by Lastec as part of the consideration for Lastec's purchase of the Company's assets in Orlando, Florida (see Note 3). The Company sued Yorke and Thompson on their guaranty and to foreclose on a security agreement securing the note, and to recover certain equipment given as security for the note. In July 2002, the Company settled this action. The Company received a cash payment of $10,000 and the defendants agreed to indemnify and hold the Company harmless from any judgment arising out of the lawsuit brought by City National Bank of Florida, discussed below. The Company has no further liability from this action.

The Company is a defendant in an action filed by City National Bank of Florida, which had been the Company's former landlord in Orlando, Florida. The action was brought in December 2000 in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida and is captioned City National Bank of Florida, as Trustee of Land Trust No. 500-7163, Plaintiff, vs. Laser Photonics, Inc., and Lastec, Inc., Defendants. The complaint seeks to recover unpaid rent for the facility the Company had occupied prior to the asset sale to Lastec. City National has alleged that the Company and Lastec owe it $143,734, primarily for rent that was unpaid for the period after the sale of the assets up to an abandonment of the facility by Lastec. The Company has denied liability and has further answered that City National neglected to mitigate its damages by repossessing the facility after it was abandoned by Lastec and further that the Company's duties to City National ceased on the effective date of the asset sale to Lastec. In connection with the settlement and dismissal of a separate action filed by the Company against Lastec and its principals related to the asset sale (see above), Lastec and its principals have agreed in writing to be responsible to pay any settlement or monetary judgment to City National and, if necessary, to post a surety bond of $100,000 to secure such a payment. Recent attempts to mediate a settlement have been unsuccessful. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

On April 21, 1998, City National had filed suit against the Company for unpaid rent for the leased facility in Orlando prior to the sale of the business to Lastec (see Note 3). City National received a final judgment as of January 4, 1999 of approximately $695,000, with interest accruing thereafter at the rate of 18% per year. As of December 31, 1999, the Company accrued for the judgment and paid $950,000 in March 2000 to settle this dispute.

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

On April 4, 2002, Barbara Tandon filed suit against Surgical Laser Technologies, Inc. et al. in the Court of Common Pleas for the Ninth Judicial Circuit, in the State of South Carolina. The plaintiff, a former employee of SLT, alleged in the complaint that she had been wrongfully terminated in breach of contract, that SLT was in violation of the South Carolina payment of wages statute because it had not paid her what was allegedly due her, and that the alleged breach of contract was accompanied by a fraudulent act. The plaintiff has asked for actual and punitive damages and attorney's fees, in a sum not to exceed $75,000 exclusive of costs and interest. SLT's insurance carrier is defending SLT in this action. The parties are in the discovery phase of the action. Management believes that it has meritorious defenses to the plaintiff's claims, and intends to defend this action vigorously.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on the Company's consolidated financial position, results of operations or liquidity.

Employment Agreements

The Company has severance agreements with certain key executives and employees which create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,728,000 at December 31, 2002. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2002 was approximately $1,976,000.

Note 11
STOCKHOLDERS' EQUITY:

Common Stock

On December 27, 2002, the Company acquired all of the common stock of SLT for 2,716,354 shares of common stock and the assumption of 89,600 warrants on SLT's common stock. The warrants expired on December 31, 2002. The Company incurred capitalizable transaction costs of $237,000 and non-capitalizable registration costs of $115,000 in connection with this acquisition.

On June 13, 2002, the Company completed a private offering of 4,115,000 shares of common stock at a price of $1.50 per share for gross proceeds of $6,172,500. The closing price of the Company's common stock on June 13, 2002 was $1.68 per share. In connection with this offering, the Company paid a commission of $434,075 to Emerging Growth Equities Limited as well as other costs of $32,378, resulting in net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and may not be exercised until the day immediately following six months after the closing date of this private offering (see Common Stock Warrants below). The proceeds from this financing have been used and will continue to be used to pay for working capital and other general corporate purposes.

On October 24, 2001, the Company completed a private offering of 5,040,714 shares of common stock at a price of $1.05 per share for gross proceeds of $5,292,750. The closing price of the Company's common stock on October 24, 2001 was $1.09 per share. In connection with this offering, the Company paid a commission of approximately 6.1% of the gross proceeds, or $322,192, to Emerging Growth Equities Limited and Investec PMG Capital, as well as other costs of $85,872, resulting in net proceeds of $4,884,686. In addition, the investors received warrants to purchase common stock in connection with this transaction (see Common Stock Warrants below).

In April 2001, the Company issued 10,000 shares of common stock in exchange for professional services valued at $60,000.

On March 27, 2001, the Company completed a private offering of 1,230,000 shares of common stock at a price of $5.00 per share for gross proceeds of $6,150,000. The closing price of the Company's common stock on March 27, 2001 was $4.875 per share. In connection with the offering, the Company paid a commission of 6.5% of the gross proceeds, or approximately $400,000, to Pacific Growth Equities, as well as other costs of $243,558, resulting in net proceeds of $5,506,442.

In December 2000, the Company issued 500 shares of common stock in exchange for professional services valued at $4,813.

In August 2000, the Company issued 300,000 shares of common stock in exchange for the remaining 23.9% of Acculase (see Note 3).

In July 2000, the Company issued 3,193 shares of common stock in exchange for consulting services valued at $43,904.

In February 2000, the Company entered into an agreement with ING Barings to provide financial advisory and investment banking services, on an exclusive basis, through September 30, 2000. Pursuant to this agreement, ING Barings acted as placement agent in connection with a private offering of 1,409,092 shares of common stock at $11.00 per share, which was completed on March 16, 2000. The closing price of the Company's common stock on March 16, 2000 was $15.88. Gross proceeds were $15,500,012; the Company paid a commission to ING Barings of $930,000, as well as other costs of $310,521, resulting in net proceeds to the Company of $14,259,491. A director of the Company was previously the Global Head of Health Care Corporate Finance at ING Baring.

On August 9, 1999, the Company completed an offering of 2,068,972 shares of common stock at a price of $4.50 per share for gross proceeds of $9,310,374. In connection with the offering, the Company paid a commission to PMG Capital Corp. ("PMG") of 8% of the gross proceeds raised plus $25,000 for expenses. The Company received net proceeds of $8,540,544. In addition, PMG received a warrant to purchase 93,104 shares of common stock at an exercise price of $4.50 per share. The warrants issued to PMG were treated as offering costs of the private placement. As a result, no value was assigned to the warrants as the amount would have been charged against the gross proceeds of the offering and would have had no effect on the Company's stockholders' equity.

Convertible Notes Payable

On March 31, 1999, the Company issued to various investors securities consisting of: (i) $2,380,000 principal amount of 7% Series A Convertible Subordinated Notes (the "Subordinated Notes"); and (ii) common stock purchase warrants to purchase up to 595,000 shares of common stock (the "Unit Warrants"). On August 2, 1999, the Subordinated Notes were voluntarily converted into 1,190,000 shares of common stock at $2.00 per share.

The Unit Warrants are exercisable in two tranches. The first tranche is exercisable into an initial 297,500 shares of common stock at any time until March 31, 2004. The second tranche of the Unit Warrants are exercisable into an additional 297,500 shares of common stock (the "Contingent Shares") provided the Unit holder voluntarily has converted at least a portion of the principal amount of the Subordinated Notes. In as much as the Subordinated Notes were voluntarily converted on August 2, 1999, the second tranche of warrants for Contingent Shares is fully vested and will remain exercisable until March 31, 2004. The exercise price of the Unit Warrants was $2.00 per share. The Unit Warrants provide that the exercise price may be adjusted in the event that the Company issues shares of common stock for consideration of less than $2.00 per share, where the issuance is pursuant to an equity offering in which the Company receives at least $2,380,000 in net proceeds. In such event, the per share exercise price of the Unit Warrants will be adjusted to the issue price of such additionally issued shares. The Company issued shares on October 24, 2001 for $1.05 per share in such an equity offering and, accordingly, the exercise price has been re-set to $1.05 per share.

Gross proceeds from the sale of the Subordinated Notes and Unit Warrants were $2,380,000. Since the convertible debt and the warrants had similar terms and the same in-the-money value, the fair values were assumed to be the same and the proceeds were allocated pro rata on the basis of the relative fair valuesThe market price of the Company's common stock on the commitment date was $2.75 per share, resulting in a beneficial conversion of $0.75 per share. The aggregate amount of the beneficial conversion was $1,115,625. The discount on the Subordinated Notes related to the beneficial conversion and the Unit Warrants was charged to interest expense on the date of issuance since they were immediately convertible and exercisable.

Common Stock Options

In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the "1995 Plan") for key employees, officers, directors, and consultants, and initially provided for up to 500,000 options to be issued thereunder. The exercise price of each option granted under the 1995 Plan could not be less than the fair market value on the date granted. Options under the Plan generally vested 40% upon grant, 30% on the first anniversary of the grant; and the remaining 30% on the second anniversary. No options could be exercised more than 10 years after the grant date. Options are not transferable (other than at death), and in the event of termination for cause (other than death or disability) or voluntary termination, all unvested options automatically terminate.

On April 10, 1998, the Company created a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director was to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vested at the rate of 5,000 options per quarter during each quarter in which such person had served as a member of the Board of Directors. Since the date of adoption the Non-Employee Director Stock Option Plan (discussed below), the Company no longer grants options to members of the Board of Directors under this plan.

In May 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan initially reserved for issuance up to 1,000,000 shares of the Company's common stock, which was increased to 2,000,000 shares pursuant to the affirmative vote of the stockholders on June 10, 2002. The reserved shares are to be used for granting of incentive stock options ("ISOs") to employees of the Company and for granting of non-qualified stock options ("NSOs") and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company's stock on the date of grant. All ISOs granted to less than ten-percent stockholders may have a term of up to 10 years, while ISOs granted to greater than ten-percent stockholders shall have a term of up to five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company's stock on the date of grant. No NSOs shall be exercisable for more than 10 years after the date of the respective grant.

In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"). The Non-Employee Director Plan reserved for issuance up to 250,000 shares of the Company's common stock for the granting of non-qualified options to members of the Company's Board of Directors. In consideration for services rendered, each director received on each of January 1, 2001 and 2002 an option to purchase 20,000 shares of the Company's common stock. The Company's stockholders voted on June 10, 2002 to increase the number of reserved shares to 650,000 and also to increase the annual grant to each director from 20,000 to 35,000.

In January 2002, the Company issued 100,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non Employee Director Stock Option Plan.

Also in January 2002, the Company granted 24,000 options to purchase common stock to the various members of the Company's Scientific Advisory Board for services rendered at an exercise price of $1.85 per share. The options vested immediately and will expire 10 years from the date of the grant. The Company recorded $34,296 of expense relating to these options for the year ended December 31, 2002.

Over the course of 2002, the Company granted an aggregate of 48,000 options to purchase common stock to five employees in recognition of their services. The options vest over four years and expire five years from the date of grant.

In April 2002, the Company granted 105,000 options at fair market value to an employee. No expense was recorded as a result of the grant. The options will vest over two years and expire five years from the date of grant.

In December 2002, the Company granted 204,480 options to purchase common stock to two former executives of SLT. No expense was recorded as a result of the grants. The options vested 25% on grant date, with the balance vesting over four years; the options will expire five years from the date of grant.

In November 2001, the Company granted 10,000 and 3,000 options to purchase common stock to an outside consultant and a member of the Company's Scientific Advisory Board, respectively, for services rendered, at an exercise price of $1.05 per share. The Company recorded $9,581 as consulting expense relating to these options for the year ended December 31, 2001. These options vested immediately and expire in 2006.

In September 2001, the Company granted 50,000 options to purchase common stock to a member of the Company's Scientific Advisory Board for services rendered, at an exercise price of $1.85 per share. The Company recorded $70,816 as consulting expense relating to these options for the year ended December 31, 2001. The options vested immediately and expire in 2006.

In May 2001, the Company granted 25,000 and 10,000 options to purchase common stock to an outside consultant and a member of the Company's Scientific Advisory Board, respectively, for services rendered, at an exercise price of $4.40 per share. The Company =recorded $118,353 as consulting expense relating to these options for the year ended December 31, 2001. These options vested immediately and expire in 2006.

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

During 2000, the Company issued 138,000 options to purchase common stock to various employees and non-employee directors, at exercise prices below the fair market value on the respective dates of grant. The Company recorded deferred compensation of $84,000 related to these grants, of which $9,113, $10,266 and $30,981 was amortized as compensation expense during the years ended December 31, 2002, 2001 and 2000, respectively. As a result of the termination of employees, $6,336 and $12,740 of the unamortized balance of deferred compensation was reversed in the years ended December 31, 2002 and 2001, respectively.

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

During 2000 and 1999, the Board issued options to purchase 11,333 and 32,230 shares of common stock, respectively, to legal counsel as payment for legal services rendered. Under the fee agreement, legal counsel received options having an aggregate exercise value equal to 20% of its monthly fees where the exercise price was set at 85% of the closing price of the Company's common stock on the last day of the month with respect to which the options were granted. Based on the terms of the agreement, there was no performance commitment prior to the completion of the services. Thus, the measurement date used to determine compensation was the date on which the performance of the services was complete. The options were exercisable at prices ranging from $1.50 per share to $11.90 per share, with an average exercise price of $4.66 per share. The options vested immediately. The Company recognized expense of $112,188 and $90,804 during 2000 and 1999, respectively, as required by SFAS No. 123. These options were exercised in April 2001.

A summary of option transactions for all of the Company's options during the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                  Weighted
                                               Number of          Average
                                                 Shares         Exercise Price
                                            ----------------------------------
      Outstanding at January 1, 2000               3,382,629         $    3.38
        Granted                                    1,133,333              9.78
        Exercised                                 (1,665,834)             2.38
                                            ----------------------------------
      Outstanding at December 31, 2000             2,850,128              6.51
        Granted                                      871,500              2.74
        Exercised                                    (51,563)             4.36
        Expired/cancelled                           (218,550)             8.09
                                            ----------------------------------
      Outstanding at December 31, 2001             3,451,515              5.48
        Granted                                      481,480              1.74
        Exercised                                    (18,000)             1.00
        Expired/cancelled                            (37,950)             3.26
                                            ----------------------------------
      Outstanding at December 31, 2002             3,877,045         $    4.65
                                            ==================================

As of December 31, 2002, 2,960,843 options to purchase common stock were exercisable at prices ranging from $0.95 to $13.65 per share. As of December 31, 2001, 2,082,559 options to purchase common stock were exercisable at prices ranging from $1.00 to $15.88 per share.

The outstanding options will expire as follows:

                                            Weighted
                                             Average
   Year Ending       Number of Shares     Exercise Price   Exercise Price
   --------------    ----------------     -------------------------------
   2003                       251,399           $   2.19    $1.25 - $2.88
   2004                     1,386,666               4.87    $2.82 - $5.94
   2005                       965,500               9.79   $4.31 - $13.65
   2006                       812,000               2.45    $0.95 - $8.00
   2007 and later             461,480               1.74    $1.26 - $1.85
                     ----------------------------------------------------
                            3,877,045           $   4.65   $0.95 - $13.65
                     ====================================================

AccuLase reserved 800,000 shares of its common stock for issuance under a noncompensatory employee stock option plan. Options were exercisable over a period of up to 10 years from the date of grant. During 1992, 28,500 options were granted at an exercise price of $2.80 per share. In 1995, options for 14,500 shares were canceled. By December 31, 2002, the remaining 14,000 options had expired.

Common Stock Warrants

In June 2002, in addition to receiving common stock in the Company's private placement, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and may not be exercised until the day immediately following six months after the closing date of this private offering.

In October 2001, the Company sold 5,040,714 shares of common stock at $1.05 per share in connection with a private placement. A warrant to purchase one share of common stock for each four shares purchased in the placement (1,260,179 warrants in aggregate) was issued at an exercise price of $1.16 per share, which was 110% of the per share price of the common stock which was sold. These warrants are exercisable at any time through October 2004.

In May 1999, the Company issued warrants to purchase 174,000 shares of common stock at $4.69 per share to Healthworld Corporation for various marketing services. A former director of the Company was the Chairman and Chief Executive Officer of Healthworld Corporation at the time of the issuance of the warrants. This warrant was issued in connection with and in consideration of certain agreements dated May 11, 1999 (see Note 13). The warrant vested ratably over a twelve-month period, provided that the agreement was still in force between the parties. Based on the terms of the agreement, there was no performance commitment prior to the completion of the services. Thus, the measurement date used to determine compensation was the date on which the services were complete. For the year ended December 31, 2000, expense of $199,082 was recorded as required under SFAS No. 123. All of these warrants were exercised in November 2000, resulting in proceeds to the Company of $816,060.

In July 1998, the Company issued warrants to acquire 300,000 shares of common stock to PMG Capital Corp. at an exercise price of $2.00 per share in consideration for the guarantee, by PMG Capital Corp., of a facility lease (see
Note 10) and the raising of a $1,000,000 bridge loan in 1998. The warrants are exercisable at any time through July 15, 2003.

In October 1997, the Company sold 1,500,000 shares of common stock at $4.00 per share through an investment banker pursuant to Regulation D under the Securities Act of 1933. Each share issued had attached a warrant to purchase a share of common stock for each two shares purchased in the offering

(750,000 warrants in aggregate) for a period of five years at an exercise price of $4.00 per share. In the event these warrants are exercised, then the Company must issue the investment banker one additional warrant for every ten warrants exercised, exercisable for a period of five years at an exercise price equal to the average closing bid price for the common stock for the ten trading days preceding the date of exercise. As of December 31, 1997, the Company had sold an additional 1,500,000 shares of common stock for $6,000,000. In connection with this sale, the Company granted the investment banker warrants to purchase 150,000 shares at $4.00 per share for a period of five years. The warrants provide that they may be adjusted in the event that the Company issues shares of common stock for consideration of less than $4.00 per share. Of the 750,000 warrants so issued, 743,125 warrants had been exercised as of December 31, 2002 and 6,875 had expired. Given the Company's placement of securities in October 2001 at $1.05 per share, the exercise prices of the remaining warrants have been reduced to $1.05 per share.

A summary of warrant transactions for the years ended December 31 2002, 2001 and 2000 is as follows:


                                                              Weighted
                                                               Average
                                            Number of         Exercise
                                            Warrants            Price
                                          -----------------------------
    Outstanding, January 1, 2000             2,362,105        $    2.13
         Exercised                          (1,273,604)            2.38
                                          ------------        ---------
    Outstanding, December 31, 2000           1,088,501             2.44
         Issued                              1,260,179             1.16
                                          ------------        ---------
    Outstanding, December 31, 2001           2,348,680             1.75
       Issued                                1,028,750             1.90
       Exercised                              (409,751)            1.06
       Expired                                  (6,875)            1.05
                                          ------------        ---------
    Outstanding, December 31, 2002           2,960,804        $    1.62
                                          ============        =========

At December 31, 2002, all outstanding warrants were exercisable at prices ranging from $1.05 to $2.00 per share. In the year ended December 31, 2000, warrants to purchase 506,250 shares of common stock were exercised on a cashless basis and net shares of 433,785 were issued.

If not previously exercised, the outstanding warrants will expire as follows:

                                                    Weighted
                                                    Average
                                    Number of       Exercise
    Year Ending December 31,         Warrants        Price
    ------------------------      -------------     --------

    2003                                200,000     $   2.00
    2004                              1,732,054         1.40
    2005                                      -            -
    2006                                      -            -
    2007                              1,028,750         1.90
                                  --------------------------
                                      2,960,804     $   1.62
                                  ==========================

Note 12
INCOME TAXES:

As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $92,000,000, of which $25,000,000 was from SLT. Based on the change of control of SLT on December 27, 2002, utilization of the net operating loss carryforwards of SLT will be limited to approximately $300,000 per year. Given the scheduled expiration dates of the net operating loss carryforwards, a majority of such loss carryforwards will not be available for use. In addition, based upon changes in ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations

As of December 31, 2002, the components of the deferred tax asset were as follows:

   Net operating loss carryforwards, valued at 38%   $  34,873,000
   Temporary differences, valued at 38%                  5,431,000
   Credit carryforwards                                  1,364,000
                                                     -------------
   Total, gross                                         41,668,000
   Less: valuation allowance                           (41,668,000)
                                                     -------------
   Total, net                                        $           -
                                                     =============

The rate of 38% assumes a 34% federal tax rate and a tax benefited state tax rate of 4%. The Company has recorded a valuation allowance for the full amount of the net deferred tax asset as management has concluded that the net deferred tax asset did not meet the recognition criteria under SFAS No. 109.

Note 13
SIGNIFICANT ALLIANCES/AGREEMENTS:

Edwards Agreement

On August 19, 1997, AccuLase executed a series of agreements with Baxter Healthcare Corporation ("Baxter"). During the second quarter of 2000, Baxter spun off the segment of its business with which the Company had these agreements. The new entity is known as Edwards Lifesciences Corp. ("Edwards"), to which the Company continued to provide services under the existing agreements. These agreements provided, among other things, for the following:

     . AccuLase granted to Edwards an exclusive world-wide right and license to manufacture and sell the AccuLase Laser and disposable products associated therewith, for the purposes of treatment of cardiovascular and vascular diseases.

     .    In exchange Edwards agreed to:

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

          (b) Pay AccuLase a royalty equal to 10% of the "End User Price" for each disposable product sold, or if the laser equipment was to be sold on a per treatment basis, the imputed average sale price based on sales other than per procedure revenues. Royalty revenues were to be recognized as Edwards began selling product covered by the agreement.

          (c) Purchase from AccuLase excimer laser systems for cardiovascular and vascular disease. Revenues for the sale of excimer laser systems were to be recognized upon shipment by the Company.

          (d) Fund the total cost of obtaining regulatory approvals world-wide for the use of the AccuLase laser and delivery systems for the treatment of cardiovascular and vascular disease. Edwards funded a portion of the cost of obtaining regulatory approvals world-wide. The Company recognized revenue under this provision as reimbursable costs have been incurred.

          (e) Fund all sales and marketing costs related to the cardiovascular and vascular business. However, the Company did not anticipate any of such payments as Edwards would incur such costs in the generation of revenue from the sale of the excimer products.

     . AccuLase agreed to manufacture the excimer laser system to specifications for Edwards. Edwards agreed to pay a fixed price per laser for the first eight lasers to be manufactured by AccuLase, and thereafter to pay unit prices on a reducing scale of $75,000 to $45,000 per laser, based upon the annual number of lasers sold to Edwards.

     . AccuLase agreed for a period of five years not to engage in any business competitive with the laser products for cardiovascular and vascular applications licensed to Edwards.

     . AccuLase granted Edwards a security interest in all of its patents to secure performance under this agreement. The agreement expires upon the expiration of the last to expire licensed patent; however, Edwards may terminate the agreement at any time.

Revenues recognized under this agreement for the year ended December 31, 2000 were $629,271. There were no revenues recognized under this agreement for the years ended December 31, 2002 and 2001.

In January 2001, Edwards stopped performance under the agreement and began to commercialize a TMR product with an unrelated third party. Management believes that Edwards has breached this agreement, and has notified Edwards of its position regarding the agreement. The Company has reserved all of its rights under the agreement and continues to consider what legal action should be taken in this regard. Accordingly, the Company currently does not have a strategic partner with whom to market its TMR laser. The Company does not currently have sufficient financial resources to commercialize the TMR laser on its own.

License Agreement With Edwards

On September 23, 1997, Edwards purchased from a third party rights to related patents for the use of an excimer laser to ablate tissue in vascular and cardiovascular applications for $4,000,000. The ablation technology underlying the patents has been successfully used in other applications for many years. In December 1997, the Company acquired a license to these patents from Edwards, thereby entitling the Company to sell an excimer laser and related products for use in cardiovascular procedures. A license fee was recorded for the $4,000,000 cash payment made by the Company to Edwards to acquire the license.

During the fourth quarter of 2001, the Company completed its evaluation of the various alternatives for utilizing the license. Management concluded that the projected undiscounted cash flows expected to be derived from this license were less than the carrying value of the license. Management also believed that any operations relating to this license would generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, the Company recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000.

Clinical Trial Agreements With Massachusetts General Hospital

Between March 1998 and December 2002, the Company entered into numerous clinical trial agreements with Massachusetts General Hospital. Generally, the Company agrees to support the clinical trial with certain payments in the form of research grants. These grants are typically paid in three installments over the term of the clinical trial: upon execution of the agreement; upon collection of final data from the study; and upon c9ompletion of the study and delivery of the final report. For the years ended December 31, 2002, 2001, and 2000, the Company has paid costs related to these agreements of $68,791, $128,000 and $188,000, respectively. The Company expects that these payments will be made in 2003. While the Company expects it will continue to collaborate with Massachusetts General Hospital in the future, the Company has at this time no fixed commitment for clinical trials with the hospital.

Marketing Agreement With Healthworld Corporation

In May 1999, the Company entered in an agreement with Healthworld Corporation ("Healthworld"), an entity in which a former director of the Company was Chairman and Chief Executive Officer, for provision of various services relating to the marketing of the Company's products for a monthly fee of $40,000, plus reimbursement of expenses and payment of a 15% commission on advertising purchases. Services beyond those budgeted by the parties were to cost $104 per hour, which was generally less than the normal hourly rate charged by Healthworld for such services. In lieu of a higher hourly rate, the Company on May 11, 1999 issued to Healthworld warrants to purchase 174,000 shares of the Company's common stock at an exercise price of $4.69 per share (see Note 11). Under a separate agreement, Healthworld provided: (i) two full-time managed-care specialists to make calls on potential customers for a period of seven months at a cost of $30,000 per month; (ii) 20 full-time sales representatives to market among dermatologists for a period of four months at a cost of $125,000 per month; and (iii) certain general management services for a period of seven months at $10,000 per month. Under separate agreements, Healthworld provided certain medical education and publishing services (approximately $700,000 in fees and costs over a period in excess of one year) and general public relations services ($10,000 per month). For the year ended December 31, 2000, the Company incurred expense with Healthworld of approximately $500,000 under these agreements. As of April 2000, all agreements with Healthworld were terminated

Note 14
SIGNIFICANT CUSTOMER CONCENTRATION:

The Company derived approximately 29% of its revenue from two customers for the year ended December 31, 2002 and 47% of its revenue from two customers for the year ended December 31, 2001. At December 31, 2002, approximately 11% of the total accounts receivable balance was due from its two major customers and at December 31, 2001 approximately 50% of the total accounts receivable balance was due from its two major customers.

Note 15
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

For the years ended December 31, 2002, 2001 and 2000, the Company paid interest of $15,892, $25,198 and $12,518, respectively. Income taxes paid in 2002, 2001 and 2000 were immaterial. In connection with the purchase of SLT in December 2002, the Company issued 2,716,354 shares of common stock

(see Note 2). In connection with the purchase of Acculase in August 2000, the Company issued 300,000 shares of common stock (see Note 2). In March 2000, the Company settled certain payables recorded at approximately $410,000 for approximately $133,000, resulting in a gain of approximately $277,000.

Note 16
QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                For the Quarter Ended
                                        ---------------------------------------------------------------
2002                                        Mar. 31           Jun. 30        Sep. 30          Dec. 31
                                        ---------------------------------------------------------------
Revenues                                $       952,000    $    843,000    $    832,000    $    647,000
Net loss                                     (2,128,000)     (2,303,000)     (2,065,000)     (2,575,000)
Basic and diluted net loss per share    $         (0.09)   $      (0.09)   $      (0.07)   $      (0.09)
Shares used in computing basic and
 diluted net loss per share                  24,179,953      25,010,953      28,337,953      28,664,573

2001                                        Mar. 31           Jun. 30         Sep. 30         Dec. 31
                                        ---------------------------------------------------------------
Revenues                                $     1,221,000    $  2,091,000    $    803,000    $    615,000
Net loss                                     (3,841,000)     (3,358,000)   $ (3,656,000)   $ (4,883,000)
Basic and diluted net loss per share    $         (0.21)   $      (0.18)   $      (0.19)   $      (0.22)
Shares used in computing basic and
 diluted net loss per share                  17,916,009      19,130,062      19,138,027      22,871,772

Note 17
VALUATION AND QUALIFYING ACCOUNTS

                                                         ADDITIONS CHARGED TO
                                     BALANCE AT     -----------------------------
                                    BEGINNING OF      COST AND     OTHER ACCOUNTS                      BALANCE AT END
          DESCRIPTION                  PERIOD         EXPENSES          (1)          DEDUCTIONS (2)       OF PERIOD
---------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,
2002:

Reserve for Doubtful Accounts       $    996,396    $  637,857     $      493,224    $      957,991    $    1,169,486
                                    ============    ==========     ==============    ==============    ==============
FOR THE YEAR ENDED DECEMBER 31,
2001:

Reserve for Doubtful Accounts       $    186,988    $  864,551                  -    $       55,143    $      996,396
                                    ============    ==========     ==============    ==============    ==============
FOR THE YEAR ENDED DECEMBER 31,
2000:

Reserve for Doubtful Accounts       $     82,684    $  139,172                  -    $       34,868    $      186,988
                                    ============    ==========     ==============    ==============    ==============

    (1) Represents allowance for doubtful accounts related to the acquisition of SLT.
    (2) Represents write-offs of specific accounts receivable.