Form 10-K/A
period 2002-12-31
PHOTOMEDEX INC
filed 2003-04-30
CIK 711665

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

                         Commission file number: 0-11635

                                PHOTOMEDEX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                               59-2058100
 --------------------------------            -------------------
(State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)           Identification No.)

             147 Keystone Drive, Montgomeryville, Pennsylvania 18936
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (215) 619-3600
                      --------------------------------------
                      (Issuer's telephone number, including area code)

                    Five Radnor Corporate Center, Suite 470,
                   Radnor, Pennsylvania 19087; (610) 971-9292
                 -----------------------------------------------
                 (Former address of principal executive offices,
                    including zip code and telephone number)

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


Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X] No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                               Yes [_] No [X]

The number of shares outstanding of our common stock as of March 28, 2003, was 31,439,058 shares. The aggregate market value of the common stock held by non-affiliates (28,220,883 shares), based on the closing market price ($1.62) of the common stock as of March 28, 2003 was $45,717,830.

                                EXPLANATORY NOTE

         The registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, by adding the following Items: (i) Part III, Item 10, Directors and Executive Officers of the Registrant, (ii) Part III, Item 11, Executive Compensation, (iii) Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management, and (iv) Part III, Item 13, Certain Relationships and Related Transactions. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the Amendment set forth below. All capitalized terms not defined in this Form 10-K/A have the meanings ascribed to them in the original Form 10-K.


         This Form 10-K/A also includes the following exhibits:

         99.1   Certificate of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2   Certificate of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    PART III
Item 10. Directors and Executive Officers of Registrant

         Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers.

         The following sets forth certain biographical information concerning our directors and our current executive officers.


    Name                         Position                                                 Age

    Richard J. DePiano           Non-Executive Chairman of the Board of Directors          61
    Jeffrey F. O'Donnell         Director, President and Chief Executive Officer           43
    Dennis M. McGrath            Chief Financial Officer and Vice President -
                                 Finance and Administration                                46
    Michael R. Stewart           Executive Vice President of Corporate Operations          45
    John J. McAtee, Jr.          Director                                                  66
    Alan R. Novak                Director                                                  68
    Samuel E. Navarro            Director                                                  47
    Warwick Alex Charlton        Director                                                  43

Directors and Executive Officers

         Richard J. DePiano was appointed to our Board of Directors in May 2000 and was unanimously elected to serve as Non-Executive Chairman of the Board on January 31, 2003. Mr. DePiano has been a director of Escalon Medical Corp., a publicly traded healthcare business specializing in the development and marketing of ophthalmic devices and pharmaceutical and vascular access products, since February 1996, and has served as its Chairman and Chief Executive Officer since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano was also the Chairman of the Board of Directors of
Surgical Laser Technologies, Inc. ("SLT") prior to its acquisition by PhotoMedex, Inc.

         Jeffrey F. O'Donnell has served as one of our directors and as our President and Chief Executive Officer since November 1999. Mr. O'Donnell served as the President of X-SITE Medical from March 1999 to November 1999 and from 1995 to March 1999, he filled several senior positions at Radiance Medical Systems, Inc., including serving as President and Chief Executive Officer from October 1997 to March 1999. From January 1994 to May 1995, Mr. O'Donnell was the President and Chief Executive Officer of Kensey Nash Corporation, a medical device manufacturer of cardiology products. Mr. O'Donnell is currently a director of Endologix, Inc. (formerly known as Radiance Medical Systems, Inc.), Escalon Medical Corp., X-SITE Medical, Inc., and AzurTec, Inc. Mr. O'Donnell graduated from La Salle University with a B.S. in business administration.

         Dennis M. McGrath was appointed Chief Financial Officer and Vice President-Finance and Administration in January 2000. From September 1999 to January 2000, Mr. McGrath served as the Chief Financial Officer of the Think New Ideas division of AnswerThink Consulting Group, Inc., a public company specializing in installing and managing computer systems and software. From September 1996 to September 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President-Operations of TriSpan, Inc. an internet commerce solutions and technology consulting company. Mr. McGrath is a certified public accountant and graduated with a B.S. in accounting from La Salle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a certified public accountant.

         Michael R. Stewart was appointed Executive Vice President of Corporate Operations on December 27, 2002 immediately following the acquisition of SLT. From July 1999 to the acquisition, Mr. Stewart was the President and Chief Executive Officer of SLT, and from October 1990 to July 1999 he served as SLT's Vice President Finance and Chief Financial Officer. Mr. Stewart graduated from LaSalle University with a B.S. in accounting and received an M.B.A. from La Salle University in 1986. Mr. Stewart passed the CPA examination in Pennsylvania in 1986.

         John J. McAtee, Jr., has been a member of our Board of Directors since March 4, 1998. From March 4, 1998 until March 8, 1999, Mr. McAtee served as the Non-Executive Chairman of the Board of Directors. From 1990 to 1996, Mr. McAtee was Vice Chairman of Smith Barney, Inc., now known as Salomon Smith Barney, one of the world's largest investment banking and brokerage firms. Before that, Mr. McAtee was a partner in the New York law firm of Davis Polk & Wardwell for more than 20 years. Mr. McAtee is a graduate of Princeton University and Yale Law School. Mr. McAtee is also a director of U.S. Industries, Inc., a diversified industrial corporation. Mr. McAtee has also served on the Investment Advisory Board of True North Capital, Ltd.

         Alan R. Novak was appointed to our Board of Directors in October 1997. Mr. Novak is Chairman of Infra Group, L.L.C., an international project finance and development company. He is also Chairman of Lano International, Inc., a real estate development company. Mr. Novak is a graduate of Yale University, Yale Law School, and Oxford University as a Marshall Scholar. Mr. Novak practiced law at Cravath, Swaine & Moore and Swidler & Berlin, Chartered. His public service includes three years as an officer in the United States Marine Corps, a U.S. Supreme Court clerkship with Justice Potter Stewart, Senior Counsel to Senator Edward M. Kennedy, Senior Executive Assistant to Undersecretary of State, Eugene Rostow, and the Executive Director of President Johnson's Telecommunications Task Force. Mr. Novak was appointed by President Carter and served for five years as Federal Fine Arts Commissioner.

         Samuel E. Navarro was appointed to our Board of Directors in January 2000. Mr. Navarro is an acknowledged authority on the medical device and health care business and since March 2001 has served as the Managing Director of the Galleon Group, a $5 billion hedge fund based in New York City. Prior to joining Galleon, Mr. Navarro was the Global Head of Health Care Corporate Finance at ING Barings. Prior to joining ING Barings in1998, Mr. Navarro was managing director of equity research for the medical technology sector for Union Bank of Switzerland. Mr. Navarro holds a B.S. in engineering from the University of Texas, an M.S. degree in engineering from Stanford University and an M.B.A. from the Wharton School.

         Warwick Alex Charlton was appointed to the Board of Directors and served as the Non-Executive Chairman of the Board of Directors from March 8, 1999 to January 31, 2003. Mr. Charlton is the Managing Director of True North Partners L.L.C., a venture capital firm with a specialty in the healthcare field. Mr. Charlton has 20 years of business experience, consisting of ten years of line management experience and nine years in the consulting profession (previously with Booz Allen & Hamilton and the Wilkerson Group). Mr. Charlton received an honors degree in Marketing from the University of Newcastle and an M.B.A. from Cranfield Institute of Technology. Mr. Charlton was formerly a Vice President of CSC Healthcare, Inc. and serves as a member of the Board of Directors of Intercure, Inc. and as an advisor to the Board of Directors of Balance Pharmaceuticals, Inc.

Director Compensation

         Directors who are also our employees receive no separate compensation for serving as directors or as members of Board committees. Directors who are not our employees are compensated under the 2000 Non-Employee Director Stock Option Plan. As discussed below, each outside director was granted in 2002 a non-qualified option on 20,000 shares of common stock, and in 2003 has been granted a non-qualified option on 35,000 shares of common stock. Starting in 2003, each outside director will receive an annual retainer of $20,000 and will also be paid $1,000 for personal attendance at each meeting of the Board and each committee meeting held not in conjunction with meetings of the Board itself, and $500 for telephonic attendance at each Board or committee meeting, excluding meetings of limited scope and duration.

Compensation, Nominations and Audit Committees; Committee Interlocks and Insider Participation

         The Board of Directors has a Compensation Committee. In the year ended December 31, 2002, the members of the Committee were Messrs. Charlton, McAtee and Novak. The Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all decisions. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, performance by the Company, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans as may be adopted by us from time to time.

         The Board of Directors has a Nominations Committee. In the year ended December 31, 2002, the members of the Committee were Messrs. O'Donnell, Charlton and McAtee. For 2003, Messrs. DePiano and McAtee will serve in lieu of Messrs. O'Donnell and Charlton.

         Finally, the Board of Directors has an Audit Committee. In the year ended December 31, 2002, Messrs. DePiano and McAtee served throughout the year. Mr. Navarro and Mr. Charlton also served at various times on the Committee during the year. For 2003, Mr. Novak will serve on the Committee with Messrs. DePiano and McAtee. The Committee reports to the Board of Directors regarding the appointment of our independent auditors, the scope and fees of the prospective annual audit and the results thereof, compliance with our accounting and financial policies and management's procedures and policies relative to the adequacy of our system of internal accounting controls.

Compliance with Section 16 of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Amendment, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2002.

Item 11.          Executive Compensation

Summary Compensation Table
         The following table sets forth certain information concerning compensation of our executive officers, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Corporate Operations, for the years ended December 31, 2002, 2001 and 2000:


                                  Annual Compensation                    Long Term Compensation Awards
                            --------------------------------  ---------------------------------------------------
                                                                  Other                 Securities                   Payouts
                                                                 Annual     Restricted  Underlying                  All other
                                                              Compensation    Stock        Options/       LTIP      Compensation
Name                         Year       Salary($)    Bonus ($)        ($)    Awards ($)   SARs (#)    Payouts ($)       ($)
Jeffrey F. O'Donnell (CEO)   2002        350,000     100,000        12,000      0                0        0              0
                             2001        350,000     140,000        12,000      0          125,000        0              0
                             2000        285,697     126,500        12,000      0          125,000        0              0

Dennis M. McGrath            2002        285,000      79,800        12,000      0                0        0              0
                             2001        285,000     114,000        12,000      0          110,000        0              0
                             2000        205,961      82,500        12,000      0          125,000        0              0

Michael R. Stewart           2002          1,808           0             0      0          150,000        0              0

------------------------------------------------------------------------------------------------------------------------------------

         Employment Agreement with Jeffrey F. O'Donnell. In November 1999, we entered into a three-year employment agreement with Jeffrey F. O'Donnell to serve as our President and Chief Executive Officer. We amended and restated that agreement on August 1, 2002. This Agreement runs until December 31, 2003 and will expire then if due notice is given. If due notice is not given by December 1, 2003, then the Agreement will renew for an additional year and so on. Mr. O'Donnell's current base salary is $350,000 per year. If we terminate Mr. O'Donnell other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $350,000, payable over 12 months. But if on or after a change of control, Mr. O'Donnell becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

         Employment Agreement with Dennis M. McGrath. In November 1999, we entered into a three-year employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration. We amended and restated that agreement on August 1, 2002. This Agreement runs until December 31, 2003 and will expire then if due notice is given. If due notice is not given by December 1, 2003, then the Agreement will renew for an additional year and so on. Mr. McGrath's current base salary is $285,000 per year. If we terminate Mr. McGrath other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $285,000, payable over 12 months. But if on or after a change of control, Mr. McGrath becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

         Employment Agreement with Michael R. Stewart. Effective December 27, 2002, Michael R. Stewart became the Company's Executive Vice President of Corporate Operations, pursuant to a written employment agreement. Mr. Stewart's current base salary is $235,000 per year. The agreement runs until December 31, 2003 and will expire then if due notice is given. If due notice is not given by December 1, 2003, then the agreement will renew for an additional year and so on. If we terminate Mr. Stewart other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $235,000, payable over 12 months. But if on or after a change of control, Mr. Stewart becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary, payable over 12 months. As part of his agreement, Mr. Stewart was granted in the year ended December 31, 2002 stock options on 150,000 shares of the Company's common stock and was further granted under the agreement stock options on 75,000 shares of the Company's common stock in January 2003.

         Option/SAR Grants Table

         The following table sets forth certain information concerning grants of stock options to our executive officers for the year ended December 31, 2002:



                                                                                           Potential Realizable Value at
                                                                                            Assumed Annual Rate of Stock
                                                                                                 Price Appreciation
                               Individual Grants                                                For Option Term (1)
                          ----------------------------                                     ------------------------------
         (a)                 (b)              (c)              (d)             (e)              (f)              (g)
                          Number of       % of Total
                          Securities     Options/SARs
                          Underlying      Granted to       Exercise Or
                         Options/SARs    Employees In      Base Price       Expiration
         Name            Granted (#)      Fiscal Year     ($/Share) (1)      Date (1)         5% ($)           10% ($)

Michael R. Stewart         150,000          41.96%            1.85           12/27/07         90,000           186,000
-------------------


1. This chart assumes a market price of $1.92 for the common stock, the closing sale price for our common stock in the Nasdaq National Market System as of December 31, 2002, as the assumed market price for the common stock with respect to determining the "potential realizable value" of the shares of common stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Our common stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the common stock.
Option Exercises and Year-End Values

         The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for our executive officers held by them at December 31, 2002:


                                Shares                        Number of Securities            Value of Unexercised
                              Acquired       Value           Underlying Unexercised           In the Money Options
           Name             on Exercise   Realized(1)     Options at December 31, 2002       at December 31,2002(2)
                                                           Exercisable      Unexercisable  Exercisable  Unexercisable

Jeffrey F. O'Donnell              0           0              621,354           153,646       $27,188        $81,563
Dennis M. McGrath                 0           0              442,604           142,396        23,925         71,775
Michael R. Stewart                0           0               37,500           112,500         2,625          7,875
-----------------

     Represents an amount equal to the number of options multiplied by the difference between the closing price for the common stock in the Nasdaq National Market System on the date of exercise and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the closing price for the common stock in the Nasdaq National Market System on December 31, 2002 ($1.92 per share) and any lesser exercise price.

2000 Stock Option Plan

         General. The 2000 Stock Option Plan was adopted by the Board of Directors on May 15, 2000, and was approved by our stockholders on July 18, 2000. We initially reserved for issuance thereunder an aggregate of 1,000,000 shares of common stock and increased this to 2,000,000 shares of common stock, pursuant to the affirmative vote of the stockholders on June 10, 2002. The 2000 Stock Option Plan provides for the grant to our employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, and for the grant to employees and consultants of non-statutory stock options.

         A description of the 2000 Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the 2000 Stock Option Plan and does not purport to be complete.

         The general purposes of the 2000 Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. It is intended that these purposes will be effected through the granting of stock options, which may be either "incentive stock options" as defined in Section 422 of the Code or "non-qualified stock options."

         The 2000 Stock Option Plan provides that options may be granted to our employees (including officers and directors who are employees) and consultants, or of any of our parents or subsidiaries. Incentive stock options may be granted only to employees. An employee or consultant who has been granted an option may, if otherwise eligible, be granted additional options.

         Administration of and Eligibility under the 2000 Stock Option Plan. The 2000 Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of common stock to our officers, directors, employees, independent contractors and consultants and those of our subsidiaries as an incentive to remain in the employ of or to provide services to us. The 2000 Stock Option Plan authorizes the issuance of incentive stock options, or ISOs, non-qualified stock options, or NSOs, and stock appreciation rights, or SARs, to be granted by a committee to be established by the Board of Directors, to administer the 2000 Stock Option Plan, or if no such committee is established, then by the Board of Directors, either of which will consist of at least two non-employee directors, as such term is defined under Rule 16b-3 of the Exchange Act, and shall qualify as outside directors, for purposes of Section 162(m) of the Code. The Compensation Committee has been charged by the Board of Directors to administer all option plans.

         Subject to the terms and conditions of the 2000 Stock Option Plan, the committee will have the sole authority to: (a) determine the persons, or optionees, to whom options to purchase shares of common stock and SARs will be granted, (b) determine the number of options and SARs to be granted to each such optionee, (c) determine the price to be paid for each share of common stock upon the exercise of each option and the manner in which each option may be exercised, (d) determine the period within which each option and SAR will be exercised and any extensions thereof, (e) determine the type of stock options to grant, (f) interpret the 2000 Stock Option Plan and award agreements under the 2000 Stock Option Plan, and (g) determine the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between us and any such optionee.

         All of our officers, directors and employees, and those of our subsidiaries and certain of our consultants and other persons providing significant services to us will be eligible to receive grants of options and SARs under the 2000 Stock Option Plan. However, only our employees are eligible to be granted ISOs.

         Stock Option Agreements. All options granted under the 2000 Stock Option Plan will be evidenced by an option agreement or SAR agreement between us and the optionee receiving such option or SAR. Provisions of such agreements entered into under the 2000 Stock Option Plan need not be identical and may include any term or condition which is not inconsistent with the 2000 Stock Option Plan and which the committee deems appropriate for inclusion.

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

         Each ISO must be exercised, if at all, within 10 years from the date of grant or such lesser period as the Committee may determine, but, within 5 years of the date of grant in the case of ISO's granted to Ten Percent Stockholders.

         The aggregate fair market value (determined as of time of the grant of the ISO) of the common stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

         Non-Qualified Stock Options. The exercise price of each NSO will be determined by the committee on the date of grant. We have undertaken not to grant any non-qualified stock options under the 2000 Stock Option Plan at an exercise price less than 85% of the fair market value, based on the closing sales price of the common stock on the date of grant of any non-qualified stock option under the 2000 Stock Option Plan.

         The exercise period for each NSO will be determined by the committee at the time such option is granted, but in no event will such exercise period exceed 10 years from the date of grant.

         Stock Appreciation Rights. Each SAR granted under the 2000 Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from us, in exchange therefor an amount equal in value to the excess of the fair market value of the common stock on the date of exercise of one share of common stock over its fair market value on the date of grant (or in the case of a SAR granted in connection with an option, the excess of the fair market of one share of common stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of common stock covered by the SAR or the option, or portion thereof, that is surrendered.

         SARs will be exercisable only at the time or times established by the committee. If a SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The committee may withdraw any SAR granted under the 2000 Stock Option Plan at any time and may impose any conditions upon the exercise of a SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

         Limit to Options Granted under the 2000 Stock Option Plan. Under
Section 162(m) of the Code, which was enacted in 1993, the deductibility for federal income tax purposes of compensation paid to our Chief Executive Officer and the four other most highly compensated executive officers who receive salary and bonus in excess of $100,000 in a particular year is limited to $1,000,000 per year per individual. For purposes of this legislation, compensation expense attributable to stock options and SARs would be subject to this limitation unless, among other things, the option plan under which the options and SARs is granted includes a limit on the number of shares with respect to which awards may be made to any one employee in a fiscal year. Such a potential compensation expense deduction could arise, for example, upon the exercise by one of these executives of a non-statutory option, i.e., an option that is not an incentive stock option qualifying for favorable tax treatment, or upon a disqualifying disposition of stock received upon exercise of an incentive stock option.

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

         Termination of Options and Transferability. In general, any unexpired options and SARs granted under the 2000 Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than 6 months or more than 12 months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but not less than 30 days or more than 3 months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, until 30 days after the date of such termination. However, the committee may in its sole discretion accelerate or extend the exercisability of any or all options or SARs upon termination of employment or cessation of services.

         The options and SARs granted under the 2000 Stock Option Plan generally will be non-transferable, except by will or the laws of descent and distribution, except that the Plan committee may permit additional transfers, on a general or specific basis, and may impose conditions and limitations on any such transfers.

         Adjustments Resulting from Changes in Capitalization. The number of shares of common stock reserved under the 2000 Stock Option Plan and the number and price of shares of common stock covered by each outstanding option or SAR under the 2000 Stock Option Plan will be proportionately adjusted by the committee for any increase or decrease in the number of issued and outstanding shares of common stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like events.

         Termination of Options and SARs on Merger, Reorganization or Liquidation. In the event of our merger, consolidation or other reorganization, in which we are not the surviving or continuing corporation (as determined by the committee) or in the event of our liquidation or dissolution, all options and SARs granted under the 2000 Stock Option Plan will terminate on the effective date of the merger, consolidation, reorganization, liquidation or dissolution, unless there is an agreement with respect to such transition which expressly provides for the assumption of such options and SARs by the continuing or surviving corporation.

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

         Available Shares. The Non-Employee Director Plan initially authorized the issuance of up to 250,000 shares of common stock upon the exercise of non-qualified stock options granted to our non-employee directors. The stockholders increased this amount to 650,000 shares on June 10, 2002. In general, if options are for any reason canceled, or expire or terminate unexercised, the shares covered by such options will again be available for the grant of options.

         The Non-Employee Director Plan provides that appropriate adjustments will be made in the number and kind of securities receivable upon the exercise of options in the event of a stock split, stock dividend, merger, consolidation or reorganization.

         Eligibility. All of our non-employee directors are eligible to be granted options under the Non-Employee Director Plan. A non-employee director is a director serving on the Board of Directors who is not then one of our current employees, as defined in Sections 424(e) and 424(f) of the Code.

         Grant of Options. As of each January 1 following the effective date of the Non-Employee Director Plan, commencing January 1, 2001, or the Initial Grant Date, each non-employee director was automatically granted an option to purchase 20,000 shares of common stock in respect of services to be rendered to us as a director during the forthcoming calendar year, subject to the terms of the Non-Employee Director Plan. Each non-employee director who was first elected to the Board of Directors after June 1, 2000, but prior to January 1, 2001, was granted, as of the date of his election, or First Grant Date, an option to purchase that number of shares equal to the product of (i) 5,000 and (ii) the number of fiscal quarters remaining in our then current fiscal year (including the quarter in which the date of such director's election falls), subject to the terms of the Non-Employee Director Plan. As of January 1, 2002 or the First Grant Date, as the case may be, each non-employee director was automatically granted an option to purchase 20,000 shares of common stock, or the Annual Grant. Commencing January 1, 2003, the annual grant will be a nonqualified stock option of 35,000 shares of common stock, pursuant to the approval of the stockholders on June 10, 2002. In other respects the Plan will operate as before January 1, 2003. As of March 28, 2003, we have granted 217,750 options to our eligible directors under the Non-Employee Director Plan.

         The purchase price per share deliverable upon the exercise of an option will be 100% of the fair market value of such shares as follows:

         (i) For options issued on the Initial Grant Date, the fair market value will be measured by the closing sales price of the common stock as of the last trading date of the fiscal quarter prior to the Initial Grant Date;

         (ii) For options issued on the First Grant Date, the fair market value will be measured by the closing sales price of the common stock as of the First Grant Date; and

         (iii) For grants of options issued as of January 1 of any fiscal year, the fair market value will be measured by the closing sales price of the common stock as of the last trading date of the prior year.

         Vesting of Options. Options granted under the Non-Employee Director Plan will vest and become exercisable to the extent of 5,000 shares for each fiscal quarter prior to fiscal 2003, in which such director shall have served at least one day as our director and 8,750 shares for each quarter in fiscal 2003 and beyond.

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

         If, however, for reasons of "cause" a non-employee director is removed from the Board of Directors, fails to stand for reelection or fails to be re-nominated, or if we obtain or discover information after termination of directorship that such non-employee director had engaged in conduct during such directorship that would have justified a removal for cause during such directorship, all outstanding options of such non-employee director will immediately terminate and will be null and void.

         The Non-Employee Director Plan also provides that all outstanding options will terminate effective upon the consummation of a merger, liquidation or dissolution, or consolidation in which we are not the surviving entity, subject to the right of the non-employee director to exercise all outstanding options prior to the effective date of the merger, liquidation, dissolution or consolidation.

         All options granted to a non-employee director and not previously exercisable become vested and fully exercisable immediately upon the occurrence of a change in control (as defined in the Non-Employee Director Plan).

         Amendments. The Non-Employee Director Plan provides that it may be amended by the committee or the Board of Directors at any time, and from time to time to effect (i) amendments necessary or desirable in order that the Non-Employee Director Plan and the options granted thereunder conform to all applicable laws, and (ii) any other amendments deemed appropriate. Notwithstanding the foregoing, to the extent required by law, no amendment may be made that would require the approval of our stockholders under applicable law or under any regulation of a principal national securities exchange or automated quotation system sponsored by the National Association of Securities Dealers unless such approval is obtained. The Non-Employee Director Plan may be amended or terminated at any time by our stockholders.

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

1995 Non-Qualified Option Plan

         On January 2, 1996, we adopted our 1995 Non-Qualified Option Plan for key employees, officers, directors and consultants, and reserved up to 500,000 options to be granted thereunder. The option exercise price is not less than 100% of market value on the date granted; 40% of granted options vest immediately; 30% vest beginning one year after grant; and the remaining 30% vest and may be exercised beginning two years from grant.

         No options may be exercised more than 10 years after grant, options are not transferable (other than at death), and in the event of complete termination for cause (other than death or disability) or voluntary termination, all unvested options automatically terminate. Options are no longer granted out of this Plan.

Other Non-Employee Director Stock Option Plan

         On April 10, 1998, our Board of Directors adopted a resolution creating a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director is to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vest at the rate of 5,000 options per quarter during each quarter in which such person has served as a member of the Board of Directors. Since we have adopted the 2000 Non-Employee Director Stock Option Plan, we no longer grant options to members of our Board of Directors under this plan.

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

Termination of Employment and Change of Control Agreements

         We have employment agreements with Messrs. O'Donnell, McGrath and Stewart. These agreements, as described above in Item 11, "Executive Compensation", provide for severance upon termination of employment, whether in context of a change of control or not. We also have arrangements with other key employees under which we would be obliged to pay compensation upon their termination outside a context of change of control, and, for a lesser number of key employees, by virtue of a change of control. Supposing that all such executive officers and key employees were terminated other than for cause and not within a change of control, we had an aggregate commitment of approximately $1,728,000 at December 31, 2002 for severance and related compensation. On the other hand, the obligation for such compensation that would arise in favor of the executive officers and certain key employees by virtue of a change of control was approximately $1,976,000 at December 31, 2002.

Directors' and Officers' Liability Insurance

         We have obtained directors' and officers' liability insurance with a $5,000,000 limit of liability. The policy period began on February 25, 2003 and will continue for one year.


         Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table reflects, as of April 30, 2003 the beneficial Common Stock ownership of: (a) each of our directors, (b) each executive officer (See Item 11, "Executive Compensation"), (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:


                                                                                               Percentage of
                                                                      Number of Shares      Shares Beneficially
          Name and Address Of Beneficial Owner (1)                   Beneficially Owned          Owned (1)
          Richard J. DePiano(2)                                             104,300                    *
          Jeffrey F. O'Donnell (3)                                          653,604                 2.04
          Dennis M. McGrath (4)                                             474,979                 1.49
          Michael R. Stewart(5)                                              57,690                    *
          Alan R. Novak (6)                                                 126,101                    *
          John J. McAtee, Jr. (7)                                           442,500                 1.40
          Samuel E. Navarro (8)                                             213,750                    *
          Warwick Alex Charlton (9)                                         247,500                    *
          Joseph E. Gallo, Trustee (10)                                   1,575,943                 5.01
          SAFECO Group(11)                                                3,500,000                10.89

          All directors and officers as a group (8 persons) (12)          2,320,424                 7.00
-----------

*        Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 30, 2003, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 31,439,058 shares of common stock outstanding as of April 30, 2003.

(2) Includes 31,800 shares and options to purchase up to 72,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock which may vest more than 60 days after April 30, 2003. Mr. DePiano's address is 351 East Conestoga Road, Wayne, Pennsylvania 19087.

(3) Includes 1,000 shares and options to purchase up to 652,604 shares of common stock. Does not include options to purchase up to 247,396 shares of common stock, which may vest more than 60 days after April 30, 2003.

(4) Includes 3,000 shares and options to purchase up to 471,979 shares of common stock. Does not include options to purchase up to 223,021 shares of common stock which may vest more than 60 days after April 30, 2003.

(5) Includes 1,440 shares and options to purchase 56,250 shares of common stock. Does not include options to purchase up to 168,750 shares of common stock which may vest more than 60 days after April 30, 2003.

(6) Includes 28,601 shares of common stock and options to purchase up to 97,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock which may vest more than 60 days after April 30, 2003. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

(7) Includes 320,000 shares, warrants to purchase up to 25,000 shares and options to purchase up to 97,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock which may vest more than 60 days after April 30, 2003. Mr. McAtee's address is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(8) Includes 63,334 shares, warrants to purchase up to 6,250 shares and options to purchase up to 144,166 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock which may vest more than 60 days after April 30, 2003. Mr. Navarro's address is 135 East 57th Street, 16th floor New York, New York 10022.

(9) Includes 170,000 shares of common stock owned by True North Partners, L.L.C., of which Mr. Charlton holds a 23.125% indirect equity interest and options to purchase 77,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock which may vest more than 60 days after April 30, 2003. Mr. Charlton's address is 375 Park Avenue, Suite 2309, New York, New York 10152.

(10) Mr. Gallo has sole voting and dispositive power with respect to 1,575,943 shares of common stock he owns as trustee under certain trusts. Mr. Gallo's address is 600 Yosemite Blvd., Modesto, California 95354.

(11) Includes 2,800,000 shares of common stock and warrants to purchase up to 700,000 shares of common stock. SAFECO Common Stock Trust ("SAFECO CST") and SAFECO Resource Series Trust ("SAFFCO RST") are both registered investment companies under Section 8 of the Investment Company Act of 1940, as amended. SAFECO Asset Management Company ("SAM") is a registered investment advisor under Section 203 of the Investment Advisers Act of 1940, as amended, and serves as the investment advisor for each of SAFECO CST and SAFECO RST. SAFECO Corporation is a parent holding company of SAM in accordance with Rule 13d-l(b)(1)(ii)(F) of the Exchange Act. Each of SAFECO Corporation and SAM may be deemed to have indirect beneficial ownership of the securities beneficially owned by each of SAFECO CST and SAFECO RST based on their respective ownership or control of SAFECO CST and SAFECO RST; however, each of SAFECO Corporation and SAM may disclaim beneficial ownership of these securities for purposes of Sections 13(d) or 13(g) under the Exchange Act. The shares underlying the warrants may be deemed to be beneficially owned by SAFECO CST and SAFECO RST. The address of SAM, SAFECO CST and SAFECO RST is c/o SAFECO Asset Management Company, 601 Union Street, Suite 2500, Seattle, Washington 98101.

(12) Includes 619,175 shares, warrants to purchase up to 31,250 shares and options to purchase 1,669,999 shares of common stock. Does not include options to purchase up to 726,667 shares of common stock which may vest more than 60 days after April 30, 2003.

         Item 13.          Certain Relationships and Related Transactions

         In the year ended December 31, 2002, we engaged True North Partners, L.L.C., or True North Partners, to perform marketing consulting services for us, and we also engaged a principal of True North Capital Ltd., an affiliate of True North Partners, to perform financial consulting services for us. We incurred charges of $57,048 and $25,000 for the marketing and financial services, respectively. Mr. Charlton is a principal in True North Partners and True North Capital. Two of our directors, Warwick Alex Charlton and John J. McAtee, Jr., hold 23.125% and 0.8% equity interests in True North Partners, respectively. Mr. McAtee has also served on the Investment Advisory Board of True North Capital. It may be noted that the aggregate fees paid to True North Partners and True North Capital in the year ended December 31, 2002 were less than 5% of our consolidated revenues and of the consolidated revenues of True North Partners and True North Capital in the same period.

         We believe that all transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties. We intend that any transactions with officers, directors and 5% or greater stockholders, following the date of the Annual Report, will be on terms no less favorable to us than could be obtained from independent third parties and will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes-Oxley Act of 2002 and other securities laws and regulations.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PHOTOMEDEX, INC.


Date:  April 30, 2003                        By:/s/ Jeffrey F. O'Donnell
                                             ---------------------------
                                             Jeffrey F. O'Donnell
                                             President, Chief Executive Officer
                                             and Director