Form 10-Q
period 2003-03-31
PHOTOMEDEX INC
filed 2003-05-15
CIK 711665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

             147 Keystone Drive, Montgomeryville, Pennsylvania 18936
             -------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (215) 619-3600
                                 --------------
              (Registrant's telephone number, including area code)




Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ___
                                      --

Indicated by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
                                  Yes___ No X
                                            --


The number of shares outstanding of the issuer's Common Stock as of May 14, 2003, was 31,439,058 shares.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:                                            PAGE
------------------------------                                            ----

     ITEM 1.  Financial Statements:

     a. Consolidated Balance Sheets, March 31, 2003 (unaudited) and
        December 31, 2002 (audited)                                           3

     b. Consolidated Statements of Operations for the three months
        ended March 31, 2003 and 2002 (unaudited)                             4

     c. Consolidated Statements of Cash Flows for the three months
        ended March 31, 2003 and 2002 (unaudited)                             5

     d. Notes to Consolidated Financial Statements (unaudited)                6

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            16

     ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk      23

     ITEM 4.  Controls and Procedures                                        24

Part II. Other Information:
---------------------------

     ITEM 1.  Legal Proceedings                                              24
     ITEM 2.  Changes in Securities and Use of Proceeds                      24
     ITEM 3.  Defaults Upon Senior Securities                                24
     ITEM 4.  Submission of Matters to a Vote of Security Holders            24
     ITEM 5.  Other Information                                              25
     ITEM 6.  Exhibits and Reports on Form 8-K                               25

     Signatures                                                              26
     Certifications                                                          27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                  March 31,      December 31,
                                                                                     2003            2002
                                                                                --------------- ----------------
                                      ASSETS                                     (Unaudited)       (Audited)
     Current assets:
           Cash and cash equivalents                                            $  2,550,503    $   4,008,051
           Restricted cash, cash equivalents and short-term investments              362,817        2,000,000
           Accounts receivable, net of allowance for doubtful accounts of
              $954,856 and $1,169,486, respectively                                2,162,799        2,536,334
           Inventories                                                             5,317,892        5,055,783
           Prepaid expenses and other current assets                                 433,432          283,001
                                                                                --------------- ----------------
              Total current assets                                                10,827,443       13,883,169

     Property and equipment, net                                                   3,600,505        3,672,438

     Goodwill, net of accumulated amortization of $452,992                         2,944,423        2,944,423

     Patents and licensed technologies, net                                          889,792          933,802

     Other assets                                                                     73,760           79,372
                                                                                --------------- ----------------
           Total assets                                                         $ 18,335,923    $   21,513,204
                                                                                =============== ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
           Current portion of notes payable                                     $    253,998        $  75,263
           Current portion of long-term debt                                         511,134        2,143,425
           Accounts payable                                                        2,689,883        2,833,361
           Accrued compensation and related expenses                                 919,830          822,999
           Other accrued liabilities                                                 845,463        1,246,433
           Deferred revenues                                                         284,604          183,475
                                                                                --------------- ----------------
              Total current liabilities                                            5,504,912        7,304,956

     Notes payable                                                                    20,453                -
                                                                                --------------- ----------------
     Long-term debt                                                                1,174,541          899,626
                                                                                --------------- ----------------
     Stockholders' equity:
           Common Stock, $.01 par value, 50,000,000 shares authorized;
              31,439,058 shares issued and outstanding                               314,391          314,391
           Additional paid-in capital                                             76,828,582       76,828,582
           Accumulated deficit                                                   (65,493,724)    (63,819,517)
           Deferred compensation                                                     (13,232)        (14,834)
                                                                                --------------- ----------------
              Total stockholders' equity                                          11,636,017       13,308,622
                                                                                --------------- ----------------
              Total liabilities and stockholders' equity                         $18,335,923     $ 21,513,204
                                                                                =============== ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                  For the Three Months Ended
                                                          March 31,
                                                       2003           2002
                                               ---------------- --------------
     Revenues:
          Product sales                        $   1,869,292         $712,000
          Services                                 1,604,185          240,343
                                               ---------------- --------------
                                                   3,473,477          952,373

     Cost of revenues:
          Product cost of revenues                 1,149,472          322,639
          Services cost of revenues                1,400,786          729,471
                                               ---------------- --------------
                                                   2,550,258        1,052,110
                                               ---------------- --------------

     Gross profit                                    923,219          (99,737)
                                               ---------------- --------------

     Operating expenses:
           Selling, general and administrative     2,154,592        1,800,482
           Engineering and product development       411,932          222,226
                                               ---------------- --------------
                                                   2,566,524        2,022,708
                                               ---------------- --------------

     Loss from operations before interest
        and other expense, net                    (1,643,305)      (2,122,445)

     Interest expense, net                            31,023            1,068

     Other expense, net                                    -            4,961
                                               ---------------- --------------

     Net loss                                  $  (1,674,328)    $ (2,128,474)
                                               ================ ==============


     Basic and diluted net loss per share      $       (0.05)    $      (0.09)
                                               ================ ==============

     Shares used in computing basic and
        diluted net loss per share                31,439,058       24,179,953
                                               ================ ==============







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                     2003             2002
                                                                              ----------------- ----------------
     Operating activities:
           Net loss                                                           $   (1,674,328)   $  (2,128,474)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                   Depreciation and amortization                                     479,334          424,376
                   Stock options and warrants issued to
                      consultants for services                                             -           34,295
                   Amortization of deferred compensation                               1,602            2,268
                   Provision for bad debt                                             84,000                -
           Changes in operating assets and liabilities:
              Accounts receivable                                                    289,535           84,530
              Inventories                                                           (216,462)         187,032
              Prepaid expenses and other assets                                       (6,819)         (16,660)
              Accounts payable                                                        27,522         (218,051)
              Accrued compensation and related expenses                               96,831           56,343
              Other accrued liabilities                                             (400,849)          92,072
              Deferred revenues                                                      101,129          (10,350)
                                                                              ----------------- ----------------

                       Net cash used in operating activities                      (1,218,505)      (1,492,619)
                                                                              ----------------- ----------------

     Investing activities:
           Purchases of property and equipment, net                                  (21,136)         (32,560)
           Lasers placed into service                                               (293,401)          (2,000)
                                                                              ----------------- ----------------

                       Net cash used in investing activities                        (314,537)         (34,560)
                                                                              ----------------- ----------------

     Financing activities:
           Proceeds from issuance of notes payable                                         -            4,000

           Payments on long-term debt                                                (44,426)               -
           Payments on notes payable                                                (109,812)         (40,670)
           Net repayments on line of credit                                       (1,407,451)               -
           Decrease in restricted cash, cash equivalents
             and short-term investments                                            1,637,183                -
                                                                              ----------------- ----------------

                       Net cash provided by (used in) financing activities            75,494          (36,670)
                                                                              ----------------- ----------------

     Net decrease  in cash and cash equivalents                                   (1,457,548)      (1,563,849)

     Cash and cash equivalents, beginning of period                                4,008,051        4,066,820
                                                                              ----------------- ----------------

     Cash and cash equivalents, end of period                                 $    2,550,503    $   2,502,971
                                                                              ================= ================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY:

BACKGROUND
PhotoMedex, Inc. and subsidiaries (the "Company") is a medical device company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers. The Company develops, manufactures and markets phototherapy excimer laser-based instrumentation designed to treat psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, the Company received the first Food and Drug Administration ("FDA") clearance to market an excimer laser system, the XTRAC(R) system, for the treatment of psoriasis. In March 2001, the Company received FDA clearance to treat vitiligo; in August 2001, the Company received FDA clearance to treat atopic dermatitis; and in May 2002, the FDA granted 510(k) clearance to market the XTRAC system for the treatment of leukoderma. The Company launched the XTRAC phototherapy treatment system commercially in the United States in August 2000.

Through the acquisition of Surgical Laser Technologies, Inc. ("SLT") on December 27, 2002 (see Note 2), the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers' products.

LIQUIDITY AND GOING CONCERN
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to engineering and product development and general and administrative expenses. During the first quarter of 2003, the Company re-launched its marketing of the XTRAC system in the U.S. following the issuance of CPT codes and associated reimbursement rates by CMS. The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of March 31, 2003, the Company had an accumulated deficit of $65,493,724.

The Company expects to incur operating losses for 2003 as it plans to invest substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing operations. Management cannot assure that the Company will market any products successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

The Company's future revenues and success depend upon its excimer laser systems for the treatment of a variety of skin disorders. The Company's excimer laser system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and from sales to international customers. The Company's ability to successfully introduce new products based on its new business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company's control. Consequently, the Company's historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $2,550,503 as of March 31, 2003. Management believes that the existing cash balance together with its existing financial resources, including the credit line facility (see Note 8) and access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company's operating and capital requirements through the first quarter of 2004. The 2003 operating plan reflects anticipated revenue growth from the use of the XTRAC system based on the recent approval of reimbursement codes and expected private insurance coverage in the United States. In addition, the operating plan reflects significant costs savings from the integration of the combined companies. However, depending upon the Company's rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, could be obtained on terms satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS
The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The Company acquired Surgical Laser Technologies, Inc., or SLT, on December 27, 2002 and, as such, the operating results of SLT are not included in the consolidated statement of operations for the three months ended March 31, 2002. In addition, the operating results for the period ended March 31, 2002 have been reclassified to conform to the current period presentation.

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

CASH AND CASH EQUIVALENTS
The Company invests its excess cash in highly liquid, short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at March 31, 2003 and December 31, 2002.

RESTRICTED CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
A line of credit agreement, amended February 27, 2003 and March 26, 2003, extended to SLT by a bank requires that SLT maintain cash and cash equivalents (including short-term investments), for any amount on the line in excess of $1 million, as collateral for the line of credit (see Note 8). Previous to the amendment, SLT was required to maintain $2 million of cash and cash equivalents (including short-term investments) as collateral for the line of credit. The restricted assets at March 31, 2003 and December 31, 2002 consisted of the following:

                                                  March 31, 2003           December 31, 2002
                                                 ---------------------- ----------------------
Cash and cash equivalents                               $      -               $1,200,121
Short-term investments                                   362,817                  799,879
                                                 ---------------------- ----------------------
Total restricted cash, cash equivalents and
    short-term investments                              $362,817               $2,000,000
                                                 ====================== ======================

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its entire portfolio of short-term investments as available for sale as they are available to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses, if any, included in stockholders' equity as accumulated other comprehensive income. Dividend and interest income are recognized when earned and are recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such accretion is also included in interest income. The Company currently invests only in high-quality, short-term securities in accordance with its investment policy. Unrealized gain and loss from such securities was immaterial at March 31, 2003 and December 31, 2002.

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

The Company evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of March 31, 2003, no such write-down was required (see Impairment of Long-Lived Assets below).

PATENT COST AND LICENSED TECHNOLOGIES
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of the estimated useful lives or eight to 12 years. Developed technology relates to the purchase of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years.

The Company evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of March 31, 2003, no such write-down was required (see Impairment of Long-Lived Assets below).

ACCRUED WARRANTY COSTS
The Company offers a warranty on product sales generally for a one to two year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the quarter ended March 31, 2003 is summarized as follows:

   Accrual at January 1, 2003                                    $415,463
   Additions charged to warranty expense                           36,969
   Claims paid and charged against the accrual                   (197,534)
                                                             -------------
   Accrual at March 31, 2003                                     $254,898
                                                             =============

REVENUE RECOGNITION
The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments or treatment cards. When the Company sells a laser to a distributor or directly to a physician, revenue is recognized upon shipment of the product. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims.

When the Company places the laser in a physician's office, it recognizes service revenue when the physician administers the actual treatments. Treatment cards sold to physicians but not yet used are deferred and recognized as a liability until the treatment occurs.

In the first quarter of 2003, the Company implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment cards to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. This program is scheduled to terminate on June 30, 2003. In the first quarter of 2003, the Company deferred revenues of $122,756 under this program.

Through the surgical businesses, the Company generates revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. The Company recognizes revenues from product sales, including sales to distributors, upon shipment of the products. For per-procedure surgical services, the Company recognizes revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive.

RECLASSIFICATIONS
The 2002 consolidated statement of operations has been revised to present product sales and services and related costs separately.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments, " are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is equal to its fair value due to the short-term nature of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," provides a single accounting model for long-lived assets to be disposed. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

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

STOCK OPTIONS
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Had stock compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                               Three Months Ended March 31,
                                                         -----------------------------------------
                                                               2003                  2002
                                                         -----------------    --------------------
  Net loss:
    As reported                                              ($1,674,238)            ($2,128,474)
    Less: stock-based employee compensation expense
      included in reported net loss                                1,602                   2,268
    Impact of total  stock-based  compensation  expense
      determined  under fair value based method for all
      grants and awards                                         (512,313)               (761,799)
                                                         -----------------    --------------------
    Pro-forma                                                ($2,184,949)            ($2,888,005)
                                                         =================    ====================
  Net loss per share:
    As reported                                                   ($0.05)                 ($0.09)
                                                         =================    ====================
    Pro-forma                                                     ($0.07)                 ($0.12)
                                                         =================    ====================

The above pro forma amounts may not be indicative of future pro forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the three-month periods:

                                             Three Months Ended March 31,
                                     --------------------------------------
                                              2003                 2002
                                     -----------------    -----------------
  Risk-free interest rate                      3.05%                4.49%
  Volatility                                    100%                 100%
  Expected dividend yield                         0%                   0%
  Expected option life                       5 years              5 years

SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2003, the Company financed vehicle and equipment purchases of $94,501 under capital leases, financed an insurance policy through a note payable for $138,000 and financed certain acquisition costs, which were included in accounts payable at December 31, 2002, through a note payable for $171,000.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have equivalent economic effects to sale-leaseback transactions. Except for its provisions dealing with SFAS No. 13, SFAS No. 145 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Interpretation did not have a material effect on the Company's financial statements and required disclosures are included in the notes to the consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation, and disclosures related to such consolidation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in an entity's financial statements issued after January 31, 2003 if it is reasonably possible that the entity will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

NOTE 2
ACQUISITION:

On December 27, 2002, the Company acquired all of the outstanding common shares of SLT. The results of SLT's operations since that date have been included in the consolidated financial statements. The Company acquired SLT in order to gain market share in surgical products and services markets through a business model that is compatible with the Company's own approach to the dermatology market. The Company also acquired SLT with an expectation that it could reduce costs through economies of scale.

SLT has focused on lasers used in surgery in such venues as hospitals, surgi-centers and doctors' offices. SLT has employed a similar business model to the Company's domestic services by charging a per-procedure fee. With the addition of SLT, the Company now offers laser services over a wide range of specialties, including urology, gynecology, orthopedics, and general and ENT surgery. Surgical services are offered using such lasers as the holmium, diode, Nd:YAG and CO2 lasers. In addition, SLT develops, manufactures and markets healthcare lasers and their disposables.

The aggregate purchase price was $6,760,445 and was paid through the issuance of 2,716,354 shares of common stock valued at $1.32 per share, the assumption of $2,937,858 of debt and the incurrence of $237,000 of capitalizable transaction costs. Non-capitalizable costs of $115,000 were incurred in registering the common stock issued in connection with the acquisition.

Based on the initial purchase price allocation, the following table summarizes the recorded fair value of the assets acquired and liabilities assumed at the date of acquisition.

              Cash and cash equivalents                           $   120,500
              Restricted cash, cash equivalents and short-term
                investments                                         2,000,000
              Accounts receivable                                   1,508,460
              Inventories                                           2,731,811
              Prepaid expenses and other current assets               148,506
              Property and equipment                                1,910,674
              Patents and licensed technologies                       317,346
              Other assets                                             43,020
                                                               -----------------
                    Total assets acquired                           8,780,317

              Current portion of notes payable                        (53,470)
              Current portion of long-term debt                    (2,143,425)
              Accounts payable                                     (1,084,055)
              Accrued compensation and related expenses              (250,356)
              Other accrued liabilities                              (575,410)
              Deferred revenues                                       (56,350)
              Long-term debt                                         (794,433)
                                                               -----------------
                    Total liabilities assumed                      (4,957,499)
                                                               -----------------

                    Net assets acquired                            $3,822,818
                                                               =================

The fair value of the net assets acquired, excluding the debt assumed, exceeded the purchase price by $1,825,819, resulting in negative goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the negative goodwill was recorded as a reduction of intangibles and property and equipment of $773,604 and $1,052,215, respectively.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition prior to December 27, 2002, the closing date. Following are the Company's unaudited proforma results for the three months ended March 31, 2002, assuming the acquisition occurred on January 1, 2002.

                                                                March 31, 2002
                                                                --------------

   Net revenues                                                     $3,711,000
   Net loss                                                         (1,807,000)
   Basic and diluted loss per share                                     ($0.07)
   Shares used in calculating  basic and diluted loss
     per share                                                      26,787,273

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2002, or of future results of operations.



NOTE 3
INVENTORIES:

Set forth below is a detailed listing of inventories.

                                    March 31, 2003         December 31, 2002
                               ----------------------    ----------------------
      Raw materials                     $3,065,542                $3,297,942
      Work-in-process                       73,130                   328,081
      Finished goods                     2,179,220                 1,429,760
                               ----------------------    ----------------------
      Total inventories                 $5,317,892                $5,055,783
                               ======================    ======================

NOTE 4
PROPERTY AND EQUIPMENT:

Set forth below is a detailed listing of property and equipment.

                                                       March 31, 2003   December 31, 2002
                                                   ------------------   -----------------
         Lasers in service                                 $5,440,535          $5,147,134
         Computer hardware and software                       251,495             251,495
         Furniture and fixtures                               189,162             173,507
         Machinery and equipment                              214,750             271,497
         Autos and trucks                                     219,805             137,039
         Leasehold improvements                               103,863             100,106
                                                   ------------------   -----------------
                                                            6,419,610           6,080,778
         Accumulated depreciation and
             amortization                                  (2,819,105)         (2,408,340)
                                                   ------------------   -----------------
         Property and equipment, net                       $3,600,505          $3,672,438
                                                   ==================   =================


Depreciation expense was $435,324 and $390,285 for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002, net property and equipment included $397,499 and $336,910, respectively, of assets recorded under capitalized lease arrangements, of which $322,858 and $272,783 was included in long-term debt at March 31, 2003 and December 31, 2002, respectively (see Note 8).

NOTE 5
PATENTS AND LICENSED TECHNOLOGIES:

Set forth below is a detailed listing of patents and licensed technology.

                                                                March 31, 2003     December 31, 2002
                                                                --------------     -----------------
Patents, net of accumulated amortization of $77,737 and
  $65,730                                                             $324,407              $336,414
Licensed technologies, net of accumulated amortization of
  $271,615 and $239,612                                                565,385               597,388
                                                                --------------     -----------------
Total patents and licensed technologies, net                          $889,792              $933,802
                                                                ==============     =================

Amortization expense was $44,010 and $34,081 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 6
OTHER ACCRUED LIABILITIES:

Set forth below is a detailed listing of other accrued liabilities.

                                                March 31, 2003    December 31, 2002
                                            ------------------   ------------------

Accrued professional and consulting fees               $99,437             $190,182
Accrued warranty                                       254,898              415,463
Accrued liability from matured notes                   249,122              249,130
Royalty liability                                      128,594              169,368
Other accrued expenses                                 113,412              222,290
                                            ------------------   ------------------

Total other accrued liabilities                       $845,463           $1,246,433
                                            ==================   ==================

In May 2002, SLT acquired a CO2 laser product line from Reliant Technologies, Inc., which included a commitment to prepay royalties of $268,023 over 18 months. The remaining portion of $128,594 and $169,368 is included in accrued liabilities at March 31, 2003 and December 31, 2002, respectively.

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT's subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of March 31, 2003 and December 31, 2002, the matured principal and related interest was $249,122 and $249,130, respectively.

Note 7
NOTES PAYABLE:

Set forth below is a detailed listing of notes payable.

                                                                            March 31, 2003       December 31, 2002
                                                                          -------------------  ---------------------
  Note payable - unsecured creditor, interest at 6.6%, payable in monthly principal and interest installments of $5,524 through April
  2003.                                                                         $   5,493          $      21,793

  Note payable - secured creditor, interest at 10%, payable in monthly principal and interest installments of $9,173 through June 2003.
                                                                                   27,068                 53,470

  Note payable - unsecured creditor, interest at 6.29%, payable in monthly principal and interest installments of $20,130 through
  September 2003.                                                                 118,594                      -

  Note payable - unsecured creditor, interest at 7.47%, payable in monthly principal and interest installments of $7,827 through June
  2004.                                                                           123,296                      -
                                                                          -------------------  ---------------------
                                                                                  274,451                 75,263
                                                                          -------------------  ---------------------

  Less: current maturities                                                       (253,998)               (75,263)
                                                                          -------------------  ---------------------
  Notes payable, net of current maturities                                      $  20,453          $           -
                                                                          ===================  =====================

Note 8
LONG-TERM DEBT:

Set forth below is a detailed listing of the Company's long-term debt.

                                        March 31, 2003    December 31, 2002
                                        --------------    -----------------
Borrowings on credit facility               $1,362,817           $2,770,268
Capital lease obligations (see Note 4)         322,858              272,783
Less: current portion                         (511,134)          (2,143,425)
                                        --------------    -----------------
Total long-term debt                        $1,174,541             $899,626
                                        ==============    =================

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank, subsequently amended on February 27 and March 26, 2003 to $1,400,000. The credit facility has a commitment term of four years, expiring May 31, 2004, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2,000,000 of SLT's cash and cash equivalents and short-term investments. On February 27, 2003 and March 26, 2003, the bank agreed to allow the Company to apply the cash collateral to a paydown of the facility in 2003 and, as such, the $2,000,000 is included in the current portion of long-term debt in the accompanying 2002 consolidated balance sheet. In the first quarter of 2003, the Company paid the credit facility down to $1,362,817; as various certificates of deposit mature in the second quarter of 2003, the Company expects that the credit facility will be paid down and limited to $1,000,000. The credit facility has an interest rate of the 30 day LIBOR plus 2.25%. The rate at March 31, 2003 was 3.59%.

The credit facility is subject to certain restrictive covenants and borrowing base limitations. At December 31, 2002, SLT did not meet the covenants set by the bank. The bank waived the non-compliance with the covenants at that date. The restrictive covenants and borrowing base limitations will continue in 2003 to apply to SLT. In addition, the Company has agreed to meet certain restrictive covenants at the consolidated group level. In the first two quarters of fiscal 2003, the group must maintain unrestricted cash, cash equivalents and/or short-term investments in an amount equal to or greater than the amount by which the line under the credit facility has been drawn down. In the last two quarters of fiscal 2003 and beyond, the group must meet two cash flow covenants. For all of 2003 and beyond, the group must maintain a minimum ratio of debt to the bank as compared to tangible net worth. The Company fulfilled all covenants applicable to the first quarter 2003; management expects to be able to meet all covenants, both those applying to SLT and those applying to the consolidated group, in the remaining three quarters of fiscal 2003. The Company has agreed to be guarantor to SLT's obligations under the credit facility. At March 31, 2003, the Company had $1,362,817 in outstanding obligations and had $37,183 of availability under the credit facility. In June 2003, outstanding obligations under the credit facility will be classified as current as they will be due in the next twelve months.

The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without meeting certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a restriction on dividends provision in the agreement, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer could have been made as of March 31, 2003 or December 31, 2002. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would be obtained in comparable arm's length transactions with non-affiliated entities. Notwithstanding the terms covering such other transactions, SLT is not permitted to transfer to PhotoMedex any of the cash, amounting to $362,817, that is pledged to the bank as collateral.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

Note 9
BUSINESS SEGMENT AND GEOGRAPHIC DATA:

The Company is engaged in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional products sales as well as through the provision of fee-based medical procedures services. The Company's customers are primarily doctors, hospitals and surgery centers. For the three months ended March 31, 2003 and 2002, the Company did not have material net revenues from any individual customer.

The Company reported net revenues in the following categories:

                                       For the Three Months Ended March 31,:
                                            2003                    2002
                                     ------------------    -----------------
       Excimer treatment procedures      $ 153,164                 $ 240,343
       Surgical procedures               1,451,021                         -
                                     ------------------    -----------------
            Total services             $ 1,604,185                 $ 240,343
                                     ==================    =================

       Disposables and accessories     $ 1,102,352                   $     -
       Laser system sales                  766,940                   712,000
                                     ------------------    -----------------
            Total product sales        $ 1,869,292                 $ 712,000
                                     ==================    =================

For the three months ended March 31, 2003 and 2002, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

                                       For the Three Months Ended March 31,:
                                            2003                    2002
                                    ---------------------    -----------------
       Domestic                          $ 2,935,080                 $ 240,243
       Foreign                               538,397                  $712,000
                                    ---------------------    -----------------
                                         $ 3,473,477                 $ 952,373
                                    =====================    =================

Note 10
SIGNIFICANT ALLIANCES/AGREEMENTS:

As of April 1, 2003, the Company entered into a sales and marketing agreement with GlobalMed Technologies Co., or GlobalMed. Under this agreement, the Company designated GlobalMed as the exclusive master distributor of the XTRAC system for dermatological applications in certain countries in Europe and the Pacific Rim of Asia. The agreement has a two-year term, subject to early termination by the Company in the event that GlobalMed does not meet certain performance standards set forth in the agreement with respect to the purchase of specified quantities of XTRAC systems. GlobalMed will be responsible for promoting and marketing the XTRAC system in the designated countries by itself and through its network of sub-distributors and other subcontractors in the designated countries.


--------------------------------------------------------------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

         CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, OR THE REPORT, ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF PHOTOMEDEX, INC., A DELAWARE CORPORATION (REFERRED TO IN THIS REPORT AS "WE," "US," "OUR" OR "REGISTRANT") AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE COMMISSION, REPORTS TO OUR STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER THE SECTION ENTITLED "RISK FACTORS," IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002.

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW OF BUSINESS OPERATIONS
         We are engaged in the development, manufacturing and marketing of our proprietary XTRAC(R), or XTRAC, excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We acquired Surgical Laser Technologies, Inc., or SLT, on December 27, 2002, and therefore only the first quarter of 2003 of business in surgical products and revenues from SLT have been included in our results of operations, but not the comparable period for 2002.

         We currently believe that our excimer laser and other surgical laser technologies provide the basis for reliable, cost-effective systems that will increasingly be used in connection with a variety of applications.

         In connection with our current business plan, the initial medical applications for our excimer laser technology are intended for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, we received approval of our 510(k) submission from the Food and Drug Administration, or FDA, relating to the use of our XTRAC system for the treatment of psoriasis. The 510(k) establishes that our XTRAC system has been determined to be substantially equivalent to currently marketed devices for purposes of treating psoriasis.

         In February 2002, the Current Procedural Terminology Editorial Board of the AMA approved the request by the American Academy of Dermatology to issue reimbursement codes for the laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using the XTRAC system to treat such conditions. The AMA published three CPT code numbers covering the treatment of psoriasis and other inflammatory skin diseases with the XTRAC system. These new codes became effective in the first quarter of 2003. We believe that the publication of these codes will facilitate our ability to obtain broader approvals for reimbursement for treatment of psoriasis and other inflammatory skin diseases using the XTRAC system.

         As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will further market penetration. But this strategy has its own challenges, including how to identify and target appropriate dermatologists and how to balance the planned roll-out of our XTRAC lasers in 2003 against uncertainties in acceptance by physicians, patients and health plans and constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through distributors and, potentially, placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream.

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

RESULTS OF OPERATIONS

REVENUES

         We generated revenues of $3,473,477 during the three months ended March 31, 2003, of which $3,157,013 were from SLT. Of the remaining amounts, $163,300 related to the sale of our excimer lasers and spare parts to distributors outside of the United States and $153,164 related to treatments performed with our excimer laser in the United States. We generated revenues of $952,373 during the three months ended March 31, 2002. Of these amounts, $712,000 related to the sale of our excimer lasers to distributors outside of the United States and $240,373 related to treatments performed with our excimer laser in the United States.

         In the quarter ended March 31, 2003, we also deferred excimer laser treatment revenues of $122,756 that were sold under a limited domestic program expiring June 30, 2003. We recognize service revenue from the sale of treatment cards to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. Billings for these treatment cards have been recorded as a deferred revenue liability.

COST OF REVENUES

         Product cost of revenues for the three months ended March 31, 2003 were $1,149,472, compared to $322,639 for the three months ended March 31, 2002. Included in these costs were $826,866 related to SLT product revenues, for the three months ended March 31, 2003. The remaining product cost of revenues during these periods related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Services cost of revenues was $1,400,786 and $739,471 in the three months ended March 31, 2003 and 2002, respectively. Included in these costs were $876,301 related to SLT service revenues, for the three months ended March 31, 2003. The remaining services cost of revenues, during the periods ended March 31, 2003 and 2002, represented depreciation and field service on the lasers in service. The decrease in the services cost of sales, excluding SLT costs, relates to the improvements made to the lasers, so there was less field service costs in the three months ended March 31, 2003 compared to March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 2003 were $2,154,592, compared to $1,800,482 for the three months ended March 31, 2002, an increase of 20%. This increase was principally due to the addition of sales, marketing and administrative personnel in connection with the acquisition of SLT.

ENGINEERING AND PRODUCT DEVELOPMENT

         Engineering and product development expenses for the three months ended March 31, 2003 increased to $411,932 from $222,226 for the three months ended

March 31, 2002. These increases related primarily to the addition of SLT's engineering and product development expenses of $126,297 in 2003.

INTEREST EXPENSE, NET

         Net interest expense during for the three months ended March 31, 2003 increased to $31,023, as compared to $1,068 for the three months ended March 31, 2002. The increase in net interest expense in the comparable periods related to the interest on the line of credit and on long term-debt that was assumed with the acquisition of SLT.

NET LOSS

         The aforementioned factors resulted in a net loss of $1,674,328 during the three months ended March 31, 2003, as compared to a net loss of $2,128,474 during the three months ended March 31, 2002, a decrease of 21%. This decrease was primarily the result of the acquisition of SLT along with a reduction of operating and production costs.

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

         On June 13, 2002, we completed a private offering of 4,115,000 shares of common stock at a price of $1.50 per share providing gross proceeds of $6,172,500. The closing price of our common stock on June 13, 2002 was $1.68 per share. In connection with this offering, we paid commissions and other expenses of $466,453, resulting in net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and were not exercisable until December 14, 2002. We have used and will continue to use the proceeds of this financing to pay for working capital and other general corporate purposes.

         On December 27, 2002, we acquired SLT. While the impact of the acquisition was marginal on our results of operations for 2002, we expect that the surgical products and services provided by SLT will increase revenues for 2003. Revenues from surgical products and services amounted to $3,157,013 for the three months ended March 31, 2003. We also expect to save costs from the consolidation of the administrative and marketing infrastructure of the combined company. With the consolidated infrastructure in place, we expect that growth of our revenues, both in phototherapy and surgical products and services, may occur, without commensurate growth in our fixed costs. We believe that results of operations in the three months ended March 31, 2003 have reflected each of these expectations. We believe that the results of operations during the three months ended March 31, 2003 have reflected that the established revenues from surgical products and services will serve to absorb the costs of the infrastructure of the combined company.

         At March 31, 2003, the ratio of current assets to current liabilities was 1.97 to 1.00 compared to 1.90 to 1.00 at December 31, 2002. The improvement in this ratio was due in part to the fact that as of the end of fiscal 2002, we had classified $2,000,000 of the obligation to SLT's bank as currently due inasmuch as we expect to pay this down by applying in 2003 the cash collateral under the credit facility with that bank. We paid the line down by $1,637,183 in March 2003. As of March 31, 2003, we had $5,322,531 of working capital.

         Cash and cash equivalents were $2,550,503 as of March 31, 2002, as compared to $4,008,051 as of December 31, 2002.

         We believe that our existing cash balance together with our other existing financial resources, including the line of credit facility and access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements through the first quarter of 2004. The 2003 operating plan reflects anticipated revenue growth from an increase in expected treatment fees for use of the XTRAC system based on the recent approval of applicable reimbursement codes and wider insurance coverage in the United States and significant costs savings from the integration of the combined companies. However, negative deviations from the business plan may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us. In such an event, we would further rationalize our plans and operations to seek to balance cash inflows and outflows.

         Concurrent with the SLT acquisition, we assumed a $3,000,000 credit facility from a bank subsequently amended on February 27 and March 26, 2003 to $1,400,000. The credit facility has a commitment term expiring May 31, 2004, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2,000,000 of SLT's cash and cash equivalents and short-term investments. In the first quarter of 2003, we paid the credit facility down to $1,362,817. As various certificates of deposit mature in the second quarter of 2003, we expect that the credit facility will be paid down and limited to $1,000,000. The credit facility has an interest rate of the 30 day LIBOR plus 2.25%. The rate at March 31, 2003 was 3.59%.

         The credit facility is subject to certain restrictive covenants and borrowing base limitations. At March 31, 2003, SLT was in compliance with all covenants set by the bank. The restrictive covenants and borrowing base limitations set under the credit facility will continue in 2003 to apply to SLT.

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

         At March 31, 2003, we had $1,362,817 in outstanding obligations and had $37,183 of availability under the credit facility. In June 2003, outstanding obligations under the credit facility will be classified as current, as they will be due within the next twelve months.

         The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without meeting certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a provision in the agreement restricting dividends, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock, if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer could have been made as of December 31, 2002. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would be obtained in comparable arm's length transactions with non-affiliated entities. Notwithstanding the terms covering such other transactions, SLT is not permitted to transfer to PhotoMedex any of the cash that is pledged to the bank as collateral.

         For the three months ended March 31, 2003, net cash used in operating activities was $1,218,505. The net loss of $1,674,328 for the three months ended March 31, 2003 included $479,334 of non-cash depreciation and amortization expense and $84,000 of non-cash provisions for doubtful accounts. The usage also included a net increase in inventory of $216,462 and a net decrease in current liabilities of $175,367, the effects of which were offset, in part, by a decrease in accounts receivable of $289,535.

         For the three months ended March 31, 2002, net cash used in operating activities was $1,492,619. The net loss of $2,128,474 for the three months ended March 31, 2002 included $424,376 of non-cash depreciation and amortization expense and $34,295 of payment in our securities (including common stock options and warrants) of fees for services to consultants. The usage was offset by a net decrease in accounts receivable and inventory of $84,530 and $187,032, respectively, and a net increase in current liabilities of $79,986.

         Net cash used in investing activities was $314,537 and $34,560 for the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, we utilized $293,401 and $2,000, respectively, for production of our lasers in service. During the three months ended March 31, 2003 and 2002, we used $21,136 and $32,560, respectively, for purchases of computer and manufacturing equipment as well as leasehold improvements to support our excimer laser business operations.

         Net cash provided by financing activities was $75,494 for the three months ended March 31, 2003 compared to cash used of $36,670 for the three months ended March 31, 2002. In the three months ended March 31, 2003, we received $1,637,183 from the release of restricted cash, cash equivalents and short-term investments, which was offset by a net payment of $1,407,451 on the line of credit, and $154,238 for the payment of certain debts. In the three months ended March 31, 2002, we utilized $40,670 for the payment of certain debts, which was offset by an issuance of a note payable for $4,000.

         Our ability to expand our business operations is currently dependent in significant part on financing from external sources. There can be no assurance that changes in our manufacturing and marketing, engineering and product development plans or other changes affecting our operating expenses and business strategy will not require financing from external sources before we will be able to develop profitable operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

         We expect to incur operating losses in 2003 because we plan to spend substantial amounts on the marketing of products for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma as well as for the expansion of operations. We expect, based on our current business plan, and our present outlook, that we will have the resources to market our current products and services through the first quarter of 2004. Nevertheless, we cannot assure you that we will market any products successfully, operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

         During the three months ended March 31, 2003, there have been no items that significantly impact our commitments and contingencies as discussed in the notes to the 2002 annual financial statements as filed on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have any impact on our consolidated financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have equivalent economic effects to sale-leaseback transactions. Except for its provisions dealing with SFAS No. 13, SFAS No. 45 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have any impact on our consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under issued guarantees. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations in this Report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of its consolidated financial statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee.

REVENUE RECOGNITION.

         We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments or treatment cards. When we sell a laser to a distributor or directly to a physician, revenue is recognized upon shipment of the product. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, we do allow products to be returned by our distributors in redress of product defects or other claims. When we place the laser in a physician's office, service revenues are recognized based on an estimate of patient treatments. To use the laser, the physician purchases a treatment card that allows performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs.

         In the first quarter of 2003, we implemented a limited program to induce some physicians to perform treatments with the XTRAC system and at the same time to support these physicians in coping with claims for such treatments that may be denied reimbursement by private insurance carriers. Under this limited program, we record deferred revenue when we sell treatment cards to the participating physicians and relieve the deferred service revenue account only when the physician has received reimbursement for the treatment.

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

         PROPERTY AND EQUIPMENT. As of March 31, 2003 and December 31, 2002, we had net property and equipment of $3,600,505 and $3,672,438, respectively. The most significant component of these amounts relates to the lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians' use of the lasers. We believe that such usage will increase in the future based on the recently approved CPT codes and wider insurance reimbursement.

         INTANGIBLES. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of its business. As of March 31, 2003 and December 31, 2002, we had $3,834,215 and $3,878,225, respectively, of goodwill and other intangibles, accounting for 21% and 18% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2002 for descriptions of our legal proceedings.

         The attorney appointed by Lastec and us to conduct the defense in the suit brought by City National Bank in Orlando, Florida for unpaid rent with respect to our former facility, has withdrawn from the representation because Lastec, and Yorke and Thompson have not paid the attorney for his services. Lastec, along with Yorke and Thompson, had agreed, as part of their settlement with us, to be responsible for the conduct of the defense, including paying the attorney's fees in the Orlando proceedings. We are evaluating our options in how best to respond to this situation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Issuances of Unregistered Securities

         During the three months ended March 31, 2003, we granted options to purchase up to an aggregate of 250,000 shares of common stock to various of our directors and employees as follows: (i) options to purchase up to 75,000 shares of common stock under our 2000 Stock Option Plan at a weighted average exercise price of $1.83 per share; and (ii) options to purchase up to 175,000 shares of common stock under our Non-Employee Director Stock Option Plan at a weighted average exercise price of $1.92 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         As of April 1, 2003, we entered into a sales and marketing agreement with GlobalMed Technologies Co., or GlobalMed. Under this agreement, we Certificate of designated GlobalMed as the exclusive master distributor of our XTRAC system for Chief Executive dermatological applications in certain countries in Europe and the Pacific Rim of Officer pursuant Asia. The agreement has a two-year term, subject to early termination by us in to 18 U.S.C. the event that GlobalMed does not meet certain performance standards set forth in
Section 1350, as the agreement with respect to the purchase of specified quantities of XTRAC adopted pursuant systems. GlobalMed will be responsible for promoting and marketing the XTRAC to Section 906 of system in the designated countries by itself and through its network of the Sarbanes sub-distributors and other subcontractors in the designated countries. Oxley Act of 2002

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Reports on Form 8-K

         On February 13, 2003, we filed Amendment No. 1 to a Report on Form 8-K/A containing supplemental information about the acquisition of Surgical Laser Technologies, Inc. described in the Form 8-K filed on December 30, 2002.

         B.       Other Exhibits

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



                                 PHOTOMEDEX, INC.



Date:  May 14, 2003              By:  /s/  Jeffrey F. O'Donnell
                                      -----------------------------------------
                                        Jeffrey F. O'Donnell
                                        President and Chief Executive Officer


Date:  May 14, 2003              By:  /s/  Dennis M. McGrath
                                      ----------------------------------------
                                        Dennis M. McGrath
                                        Chief Financial Officer

                                PHOTOMEDEX, INC.
                             a Delaware corporation

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

         I, Jeffrey F. O'Donnell, Chief Executive Officer of PhotoMedex, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003 (the "Quarterly Report");

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

Dated: May 14, 2003                         By: /s/  Jeffrey F. O'Donnell
                                                -------------------------------
                                                Jeffrey F. O'Donnell
                                                Chief Executive Officer

                                PHOTOMEDEX, INC.
                             a Delaware corporation

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

         I, Dennis M. McGrath, Chief Financial Officer of PhotoMedex, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003 (the "Quarterly Report");

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



Dated: May 14, 2003                         By: /s/  Dennis M. McGrath
                                                ----------------------
                                                Dennis M. McGrath
                                                Chief Financial Officer