Form 10-Q
period 2003-06-30
PHOTOMEDEX INC
filed 2003-08-14
CIK 711665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
                                  Yes___ No X


The number of shares outstanding of the issuer's Common Stock as of August 14, 2003, was 37,655,440 shares.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:                                              PAGE
------------------------------                                              ----

     ITEM 1.  Financial Statements:

     a.  Consolidated Balance Sheets, June 30, 2003 (unaudited) and
         December 31, 2002 (audited)                                           3

     b. Consolidated Statements of Operations for the three months
         ended June 30, 2003 and 2002 (unaudited)                              4

     c. Consolidated Statements of Operations for the six months
         ended June 30, 2003 and 2002 (unaudited)                              5

     d. Consolidated Statements of Cash Flows for the six months
         ended June 30, 2003 and 2002 (unaudited)                              6

     e.  Notes to Consolidated Financial Statements (unaudited)                7

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   18

     ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk       25

     ITEM 4.  Controls and Procedures                                         25

Part II. Other Information:
---------------------------

     ITEM 1.  Legal Proceedings                                               25
     ITEM 2.  Changes in Securities and Use of Proceeds                       25
     ITEM 3.  Defaults Upon Senior Securities                                 26
     ITEM 4.  Submission of Matters to a Vote of Security Holders             26
     ITEM 5.  Other Information                                               26
     ITEM 6.  Exhibits and Reports on Form 8-K                                26

     Signatures                                                               27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                                June 30,           December 31,
                                                                                                  2003                 2002
                                                                                              ------------         ------------
                                      ASSETS                                                   (Unaudited)           (Audited)

Current assets:
        Cash and cash equivalents ........................................................    $  9,594,224         $  4,008,051
        Restricted cash, cash equivalents and short-term investments .....................            --              2,000,000
       Accounts  receivable,  net of  allowance  for  doubtful  accounts of
        $745,435 and $1,169,486, respectively ............................................       2,863,558            2,536,334
        Inventories ......................................................................       4,684,398            5,055,783
        Prepaid expenses and other current assets ........................................         687,283              283,001
                                                                                              ------------         ------------
           Total current assets ..........................................................      17,829,463           13,883,169

  Property and equipment, net ............................................................       4,025,022            3,672,438

  Goodwill, net ..........................................................................       2,944,423            2,944,423

  Patents and licensed technologies, net .................................................         849,092              933,802

  Other assets ...........................................................................          69,169               79,372
                                                                                              ------------         ------------

        Total assets .....................................................................    $ 25,717,169         $ 21,513,204
                                                                                              ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
        Current portion of notes payable .................................................    $    399,106         $     75,263
        Current portion of long-term debt ................................................       1,171,837            2,143,425
        Accounts payable .................................................................       2,024,373            2,833,361
        Accrued compensation and related expenses ........................................         889,178              822,999
        Other accrued liabilities ........................................................         845,729            1,246,433
        Deferred revenues ................................................................         585,208              183,475
                                                                                              ------------         ------------
           Total current liabilities .....................................................       5,915,431            7,304,956
                                                                                              ------------         ------------

  Long-term debt .........................................................................         310,461              899,626
                                                                                              ------------         ------------

  Commitments and Contingencies

  Stockholders' equity:
      Common stock, $.01 par value, 50,000,000 shares authorized;.
       37,422,868and 31,439,058 shares issued and outstanding,
       respectively ......................................................................         374,229              314,391
      Additional paid-in capital .........................................................      86,308,485           76,828,582
      Accumulated deficit ................................................................     (67,179,826)         (63,819,517)
      Deferred compensation ..............................................................         (11,611)             (14,834)
                                                                                              ------------         ------------
           Total stockholders' equity ....................................................      19,491,277           13,308,622
                                                                                              ------------         ------------
        Total liabilities and stockholders' equity .......................................    $ 25,717,169         $ 21,513,204
                                                                                              ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                              For the Three Months Ended
                                                                                                       June 30,
                                                                                             2003                    2002
                                                                                         ------------            ------------

Revenues:
     Product sales .................................................................     $  2,089,132            $    597,500
     Services ......................................................................        1,753,567                 245,199
                                                                                         ------------            ------------
                                                                                            3,842,699                 842,699

Cost of revenues:
     Product cost of revenues ......................................................        1,355,993                 245,427
     Services cost of revenues .....................................................        1,405,197                 734,902
                                                                                         ------------            ------------
                                                                                            2,761,190                 980,329
                                                                                         ------------            ------------

Gross profit (loss) ................................................................        1,081,509                (137,630)
                                                                                         ------------            ------------

Operating expenses:
      Selling, general and administrative ..........................................        2,292,062               1,591,467
      Engineering and product development ..........................................          465,134                 579,196
                                                                                         ------------            ------------
                                                                                            2,757,196               2,170,663
                                                                                         ------------            ------------

Loss from operations before interest and other expense (income) ....................       (1,675,687)             (2,308,293)

Interest expense (income), net .....................................................           10,415                  (4,436)

Other (income), net ................................................................             --                      (590)
                                                                                         ------------            ------------

Net loss ...........................................................................     $ (1,686,102)           $ (2,303,267)
                                                                                         ============            ============


Basic and diluted net loss per share ...............................................     $      (0.05)           $      (0.09)
                                                                                         ============            ============

Shares used in computing basic and diluted net loss per share ......................       33,644,326              25,010,953
                                                                                         ============            ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                                For the Six Months Ended
                                                                                                         June 30,
                                                                                                2003                  2002
                                                                                            ------------          ------------

     Revenues:
          Product sales ................................................................    $  3,958,424          $  1,309,500
          Services .....................................................................       3,357,752               485,572
                                                                                            ------------          ------------
                                                                                               7,316,176             1,795,072

     Cost of revenues:
          Product cost of revenues .....................................................       2,505,465               568,066
          Services cost of revenues ....................................................       2,805,983             1,464,373
                                                                                            ------------          ------------
                                                                                               5,311,448             2,032,439
                                                                                            ------------          ------------

     Gross profit (loss) ...............................................................       2,004,728              (237,367)
                                                                                            ------------          ------------

     Operating expenses:
           Selling, general and administrative .........................................       4,446,654             3,391,949
           Engineering and product development .........................................         877,066               801,422
                                                                                            ------------          ------------
                                                                                               5,323,720             4,193,371
                                                                                            ------------          ------------

     Loss from operations before interest and other expense (income) ...................      (3,318,992)           (4,430,738)

     Interest expense (income), net ....................................................          41,438                (3,368)

     Other expense, net ................................................................            --                   4,371
                                                                                            ------------          ------------

     Net loss ..........................................................................    $ (3,360,430)         $ (4,431,741)
                                                                                            ============          ============


     Basic and diluted net loss per share ..............................................    $      (0.10)         $      (0.18)
                                                                                            ============          ============

     Shares used in computing basic and diluted net loss per share .....................      32,547,784            24,597,749
                                                                                            ============          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                  For the Six Months Ended
                                                                                                          June 30,
                                                                                                  2003                 2002
                                                                                              -----------          -----------
     Operating activities:
           Net loss ......................................................................    $(3,360,430)         $(4,431,741)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                   Depreciation and amortization .........................................      1,026,733              850,904
                   Stock options issued to consultants for services ......................         38,164               34,295
                   Amortization of deferred compensation .................................          3,223                4,512
                   Provision for bad debts ...............................................        246,029                   --
                   Loss on disposal of assets ............................................          7,574                   --
           Changes in operating assets and liabilities:
              Accounts receivable ........................................................       (573,253)              73,843
              Inventories ................................................................        445,043              283,662
              Prepaid expenses and other assets ..........................................         72,916              (58,743)
              Accounts payable ...........................................................       (637,988)            (474,784)
              Accrued compensation and related expenses ..................................         66,179               93,600
              Other accrued liabilities ..................................................       (400,583)             321,150
              Deferred revenues ..........................................................        401,733              (17,100)
                                                                                              -----------          -----------
                       Net cash used in operating activities .............................     (2,664,660)          (3,320,402)
                                                                                              -----------          -----------

     Investing activities:
           Purchases of property and equipment ...........................................        (17,999)             (45,761)
           Lasers (placed into) or retired from service ..................................     (1,035,419)              40,582
                                                                                              -----------          -----------
                       Net cash used in investing activities .............................     (1,053,418)              (5,179)
                                                                                              -----------          -----------

     Financing activities:
           Proceeds from issuance of common stock, net ...................................      9,500,046            5,706,047
           Proceeds from exercise of options .............................................          1,531               18,000
           Proceeds from exercise of warrants ............................................             --               29,000
           Proceeds from issuance of notes payable .......................................             --                4,000
           Payments on long-term debt ....................................................        (90,584)                  --
           Payments on notes payable .....................................................       (314,151)             (55,972)
           Net repayments on line of credit ..............................................     (1,792,591)                  --
           Decrease in restricted  cash,  cash  equivalents and short-term
            investments ..................................................................      2,000,000                   --
                                                                                              -----------          -----------
                       Net cash provided by financing activities .........................      9,304,251            5,701,075
                                                                                              -----------          -----------

     Net increase  in cash and cash equivalents ..........................................      5,586,173            2,375,494

     Cash and cash equivalents, beginning of period ......................................      4,008,051            4,066,820
                                                                                              -----------          -----------

     Cash and cash equivalents, end of period ............................................    $ 9,594,224          $ 6,442,314
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

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY:

BACKGROUND
PhotoMedex, Inc. and subsidiaries (the "Company") is a medical device company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers. The Company develops, manufactures and markets excimer-laser-based instrumentation designed to treat phototherapeutically psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, the Company received the first Food and Drug Administration ("FDA") clearance to market an excimer laser system, the XTRAC(R) system, for the treatment of psoriasis. In March 2001, the Company received FDA clearance to treat vitiligo; in August 2001, the Company received FDA clearance to treat atopic dermatitis; and in May 2002, the FDA granted 510(k) clearance to market the XTRAC system for the treatment of leukoderma. The Company launched the XTRAC phototherapy treatment system commercially in the United States in August 2000.

Through the acquisition of Surgical Laser Technologies, Inc. ("SLT") on December 27, 2002 (see Note 2), the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers' products.

LIQUIDITY AND GOING CONCERN
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to engineering and product development and general and administrative expenses. During the first quarter of 2003, the Company re-launched the marketing of its XTRAC system in the United States following the issuance of common procedural terminology (CPT) codes and associated reimbursement rates by Center for Medicare and Medicaid Services
(CMS). The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of June 30, 2003, the Company had an accumulated deficit of $67,179,826.

The Company expects to incur operating losses throughout 2003 as it plans to invest substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and on the expansion of its manufacturing operations. Management cannot assure that the Company will market any products successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

The Company's future revenues and success depend upon its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company's excimer-laser-based system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and abroad. The Company's ability to introduce successful, new products based on its new business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company's control. Consequently, the Company's historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $9,594,224 as of June 30, 2003. Management believes that the existing cash balance together with its existing financial resources, including the credit line facility (see Note 8), access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company's operating and capital requirements through the second quarter of 2004. The 2003 operating plan reflects anticipated revenue growth from the use of the XTRAC system based on the recent approval of reimbursement codes and anticipated growth in private insurance coverage in the United States. In addition, the operating plan reflects costs savings from the integration of the combined companies. However, depending upon the Company's rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, could be obtained on terms satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS
The financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The Company acquired SLT on December 27, 2002 and the operating results of SLT are not included in the consolidated statement of operations for the three and six months ended June 30, 2002.

PRINCIPLES OF CONSOLIDATION
The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated.

USE OF ESTIMATES
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions.

CASH AND CASH EQUIVALENTS
The Company invests its excess cash in highly liquid, short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at June 30, 2003 and December 31, 2002.

RESTRICTED CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
A line of credit agreement, amended February 27, 2003 and March 26, 2003, was extended to SLT by a bank and requires that SLT maintain cash and cash equivalents (including short-term investments), for any amount borrowed on the line in excess of $1 million, as collateral for the line of credit (see Note 8). Previous to the amendment, SLT was required to maintain $2 million of cash and cash equivalents (including short-term investments) as collateral for the line of credit. The restricted assets at December 31, 2002 consisted of the following:

Cash and cash equivalents .........................................   $1,200,121
Short-term investments ............................................      799,879
                                                                      ----------
Total restricted cash, cash equivalents and short-term
  investments .....................................................   $2,000,000
                                                                      ==========

SLT applied cash collateral in the second quarter of 2003 and thereby reduced the amount due on the line of credit to $1 million. SLT then entered a new note payable with the bank, in the face amount of $1 million, on May 13, 2003.

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its entire portfolio of short-term investments as available for sale as they are available to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses, if any, included in stockholders' equity as accumulated other comprehensive income. Dividend and interest income are recognized when earned and are recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such accretion is also included in interest income. The Company currently invests only in high-quality securities in accordance with its investment policy. Unrealized gain and loss from such securities was immaterial at June 30, 2003 and December 31, 2002.

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

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption "machinery and equipment." These units and accessories are being depreciated over a period of up to five years. Laser units utilized in the provision of surgical services are included in property and equipment under the caption "lasers in service."

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2003, no such write-down was required (see Impairment of Long-Lived Assets below).

PATENT COST AND LICENSED TECHNOLOGIES
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of the estimated useful lives or eight to 12 years. Developed technology was recorded in connection with the purchase of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2003, no such write-down was required (see Impairment of Long-Lived Assets below).

ACCRUED WARRANTY COSTS
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the six months ended June 30, 2003 is summarized as follows:

   Accrual at January 1, 2003                                         $415,463
   Additions charged to warranty expense                               143,313
   Claims paid and charged against the accrual                        (270,544)
                                                                      --------
   Accrual at June 30, 2003                                           $288,232
                                                                      ========

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

When the Company places the laser in a physician's office, it recognizes service revenue based on an estimate of patient treatments. Treatment cards sold to physicians but not yet used are deferred and recognized as a liability until the treatment occurs.

In the first quarter of 2003, the Company implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment cards, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. This program, originally scheduled to terminate on June 30, 2003, has been extended to September 30, 2003. During the six months of 2003, the Company deferred revenues of $461,454, under this program, net of $22,118 in revenues recognized during the second quarter due to physician reimbursements for the treatments.

Through its surgical businesses, the Company generates revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. The Company recognizes revenues from product sales, including sales to distributors, upon shipment of the products. For per-procedure surgical services, the Company recognizes revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

PRODUCT DEVELOPMENT COSTS
Costs of research, new product development and product redesign are charged to expense as incurred.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse or are otherwise realized in the Company's tax returns.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included, since the result would be anti-dilutive.

RECLASSIFICATIONS
The 2002 consolidated statement of operations has been revised to present product sales and services revenues and their related costs separately.

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

IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, " long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

STOCK OPTIONS
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Had stock compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the following pro-forma amounts:

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                            -------------------------------         -------------------------------
                                                                2003                2002                2003                2002
                                                            -----------         -----------         -----------         -----------

Net loss:
 As reported .......................................        ($1,686,102)        ($2,303,267)        ($3,360,430)        ($4,431,741)
 Less: stock-based employee
   compensation expense included
   in reported net loss ............................              1,621               2,244               3,233               4,512
 Impact of total stock-based
   compensation expense determined
   under fair-value-based method
   for all grants and awards
                                                               (437,317)           (465,160)           (847,500)         (1,009,036)
                                                            -----------         -----------         -----------         -----------
 Pro-forma .........................................        ($2,121,798)        ($2,766,183)        ($4,204,697)        ($5,436,265)
                                                            ===========         ===========         ===========         ===========
Net loss per share:
  As reported ......................................             ($0.05)             ($0.09)             ($0.10)             ($0.18)
                                                            ===========         ===========         ===========         ===========
  Pro-forma ........................................             ($0.06)             ($0.11)             ($0.13)             ($0.22)
                                                            ===========         ===========         ===========         ===========

The above pro-forma amounts may not be indicative of future pro-forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the three-month and six-month periods:

                                               Three Months Ended June 30,            Six Months Ended June 30,
                                               --------------------------            --------------------------
                                                 2003               2002               2003               2002
                                               -------            -------            -------            -------
  Risk-free interest rate ..................    2.943%             4.533%             2.977%             4.512%
  Volatility ...............................      100%               100%               100%               100%
  Expected dividend yield ..................        0%                 0%                 0%                 0%
  Expected option life .....................   5 years            5 years            5 years            5 years


SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2003, the Company financed vehicle and equipment purchases of $329,351 under capital leases, financed insurance policies through notes payable for $466,995 and financed certain acquisition costs which were included in accounts payable at December 31, 2002, through a note payable for $171,000.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

In December 2002, the FASB finalized EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

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

     Cash and cash equivalents                                       $   120,500
     Restricted  cash,  cash  equivalents and short-term
       investments                                                     2,000,000
     Accounts receivable                                               1,508,460
     Inventories                                                       2,731,811
     Prepaid expenses and other current assets                           148,506
     Property and equipment                                            1,910,674
     Patents and licensed technologies                                   317,346
     Other assets                                                         43,020
                                                                     -----------
            Total assets acquired                                      8,780,317

     Current portion of notes payable                                   (53,470)
     Current portion of long-term debt                               (2,143,425)
     Accounts payable                                                (1,084,055)
     Accrued compensation and related expenses                         (250,356)
     Other accrued liabilities                                         (575,410)
     Deferred revenues                                                  (56,350)
     Long-term debt                                                    (794,433)
                                                                     -----------
           Total liabilities assumed                                 (4,957,499)
                                                                     -----------

           Net assets acquired                                       $ 3,822,818
                                                                     ===========


The fair value of the net assets acquired, excluding the debt assumed, exceeded the purchase price by $1,825,819, resulting in negative goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the negative goodwill was recorded as a reduction of intangibles and property and equipment of $773,604 and $1,052,215, respectively.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition prior to December 27, 2002, the closing date. Following are the Company's unaudited pro-forma results for the three and six months ended June 30, 2002, assuming the acquisition had occurred on January 1, 2002.

                                                                                     Three Months Ended       Six Months Ended
                                                                                         June 30, 2002          June 30, 2002
                                                                                     ------------------       ----------------
   Net revenues ..................................................................      $  3,668,944             $  7,380,217
   Net loss ......................................................................        (1,997,413)              (4,178,982)
   Basic and diluted loss per share ..............................................            ($0.07)                  ($0.15)
   Shares used in  calculating  basic and  diluted  loss
     per share ...................................................................        27,618,273               27,205,069


These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2002, or of future results of operations.

Note 3
INVENTORIES:

Set forth below is a detailed listing of inventories.

                                           June 30,              December 31,
                                             2003                   2002
                                          ----------            ------------
      Raw materials                       $2,846,012              $3,297,942
      Work-in-process                        250,712                 328,081
      Finished goods                       1,587,674               1,429,760
                                          ----------            ------------
      Total inventories                   $4,684,398              $5,055,783
                                          ==========            ============

Note 4
PROPERTY AND EQUIPMENT:

Set forth below is a detailed listing of property and equipment.

                                                   June 30, 2003              December 31, 2002
                                                   -------------              -----------------
Lasers in service ..........................         $ 6,396,663                    $ 5,147,134
Computer hardware and software .............             251,495                        251,495
Furniture and fixtures .....................             189,162                        173,507
Machinery and equipment ....................             125,780                        271,497
Autos and trucks ...........................             196,870                        137,039
Leasehold improvements .....................             103,863                        100,106
                                                   -------------              -----------------
                                                       7,263,833                      6,080,778
Accumulated depreciation and
    amortization ...........................          (3,238,811)                    (2,408,340)
                                                   -------------              -----------------
Property and equipment, net ................         $ 4,025,022                    $ 3,672,438
                                                   =============              =================

Depreciation expense was $942,023 and $782,722 for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, net property and equipment included $582,056 and $336,910, respectively, of assets recorded under capitalized lease arrangements, of which $504,621 and $272,783 was included in long-term debt at June 30, 2003 and December 31, 2002, respectively (see Note 8).

Note 5
PATENTS AND LICENSED TECHNOLOGIES:

Set forth below is a detailed listing of patents and licensed technologies.

                                                                      June 30, 2003        December 31, 2002
                                                                 ------------------       ------------------
Patents,   net  of  accumulated   amortization   of  $86,434  and
  $65,730                                                                  $315,710                 $336,414
Licensed  technologies,   net  of  accumulated   amortization  of
   $303,618 and $239,612                                                    533,382                  597,388
                                                                   ----------------      -------------------
Total patents and licensed technologies, net                               $849,092                 $933,802
                                                                   ================      ===================

Amortization expense was $84,710 and $68,182 for the six months ended June 30, 2003 and 2002, respectively.

Note 6
OTHER ACCRUED LIABILITIES:

Set forth below is a detailed listing of other accrued liabilities.

                                                                           June 30, 2003       December 31, 2002
                                                                   -----------------------    ---------------------
Accrued professional and consulting fees                                         $85,273                $190,182
Accrued warranty                                                                 288,232                 415,463
Accrued liability from matured notes                                             248,479                 249,130
Royalty liability                                                                 86,792                 169,368
Other accrued expenses                                                           136,953                 222,290
                                                                   -----------------------    ---------------------
Total other accrued liabilities                                                 $845,729              $1,246,433
                                                                   =======================    =====================

In May 2002, SLT acquired a CO2 laser product line from Reliant Technologies, Inc., which included a commitment to prepay royalties of $268,023 over 18 months. The remaining portion of $86,792 and $169,368 is included in accrued liabilities at June 30, 2003 and December 31, 2002, respectively.

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT's subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of June 30, 2003 and December 31, 2002, the matured principal and related interest was $248,479 and $249,130, respectively.

Note 7
NOTES PAYABLE:

Set forth below is a detailed listing of notes payable.

                                                                                      June 30, 2003        December 31, 2002
                                                                                    -------------------  ---------------------
  Note  payable -  unsecured  creditor,  interest  at 6.6%,  payable  in monthly principal and interest installments of $5,524 through April
  2003.                                                                                      $    -              $  21,793

  Note payable - secured creditor, interest at 10%, payable in monthly principal and interest installments of $9,173 through June 2003.
                                                                                                  -                 53,470

  Note  payable -  unsecured  creditor,  interest  at 6.29%,  payable in monthly principal and interest installments of $20,130 through
  September 2003.                                                                            59,762                      -

  Note  payable -  unsecured  creditor,  interest  at 7.47%,  payable in monthly principal and interest installments of $7,827 through June
  2004.                                                                                      81,814                      -

  Note  payable - unsecured  creditor,  interest  at 7.37%,  payable in monthly  principal  and  interest  installments  of  $37,640  through
  January 2004.                                                                             257,530                      -
                                                                                    -------------------  ---------------------
                                                                                            399,106                 75,263

  Less: current maturities                                                                 (399,106)               (75,263)
                                                                                    -------------------  ---------------------
  Notes payable, net of current maturities                                                   $    -                 $    -
                                                                                    ===================  =====================

Note 8
LONG-TERM DEBT:

Set forth below is a detailed listing of the Company's long-term debt.

                                               June 30, 2003          December 31, 2002
                                             -------------------    ---------------------
Borrowings on credit facility                      $977,677                $2,770,268
Capital lease obligations (see Note 4)              504,621                   272,783
Less: current portion                            (1,171,837)               (2,143,425)
                                             -------------------    ---------------------
Total long-term debt                               $310,461                  $899,626
                                             ===================    =====================

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank, subsequently amended on February 27, 2003 and March 26, 2003 to $1,400,000 and on May 13, 2003 to $1,000,000. The credit facility has a commitment term of four years, expiring May 31, 2004, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT's cash and cash equivalents and short-term investments. On February 27, 2003 and March 26, 2003, the bank agreed to allow the Company to apply the cash collateral to a paydown of the facility in 2003 and, as such, the $2,000,000 is included in the current portion of long-term debt in the accompanying 2002 consolidated balance sheet. During 2003, the Company paid the credit facility down to $1,000,000. The credit facility has an interest rate of the 30 day LIBOR plus 2.25%. The rate at June 30, 2003 was 3.57%.

The credit facility is subject to certain restrictive covenants and borrowing base limitations. At December 31, 2002, SLT did not meet the covenants set by the bank. The bank waived the non-compliance with the covenants at that date. The restrictive covenants and borrowing base limitations will continue in 2003 to apply to SLT. In addition, the Company has agreed to meet certain restrictive covenants at the consolidated group level. In the first two quarters of fiscal 2003, the group must maintain unrestricted cash, cash equivalents and/or short-term investments in an amount equal to or greater than the amount by which the line under the credit facility has been drawn down. In the last two quarters of fiscal 2003 and beyond, the group must meet two cash flow covenants. For all of 2003 and beyond, the group must maintain a minimum ratio of debt to the bank as compared to tangible net worth. The Company fulfilled all covenants applicable to the first and second quarter 2003; management expects to be able to meet all covenants, both those applying to SLT and those applying to the consolidated group, in the remaining two quarters of fiscal 2003. The Company has agreed to be guarantor to SLT's obligations under the credit facility. At June 30, 2003, the Company had $977,677 in outstanding obligations and had $22,323 of availability under the credit facility. The outstanding obligations under the credit facility are classified as current as they will be due in the next twelve months.

The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without meeting certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a restriction on dividends provision in the agreement, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer could have been made as of June 30, 2003 or December 31, 2002. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would be obtained in comparable arm's length transactions with non-affiliated entities. SLT did not transfer cash to PhotoMedex in the six months ended June 30, 2003.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

Note 9
BUSINESS SEGMENT AND GEOGRAPHIC DATA:

The Company is engaged in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional products sales as well as through the provision of fee-based medical procedures services. The Company's customers are primarily doctors, hospitals and surgery centers. For the three and six months ended June 30, 2003 and 2002, the Company did not have material net revenues from any individual customer.

The Company reported net revenues in the following categories:

                                               For the Three Months Ended            For the Six Months Ended
                                                          June 30,                           June 30,
                                                 2003              2002               2003             2002
                                            ---------------    --------------     -------------    --------------
       Laser system sales                     $ 1,069,030          $ 597,500       $ 1,835,970      $ 1,309,500
       Disposables and accessories                800,262                  -         1,902,614                -
                                            ---------------    --------------     -------------    --------------
            Total product sales               $ 1,869,292          $ 597,500       $ 3,958,424      $ 1,309,500
                                            ===============    ==============     =============    ==============

       Excimer treatment procedures             $ 202,749          $ 245,199         $ 355,913        $ 485,572
       Surgical procedures                      1,550,818                  -         3,001,839                -
                                            ---------------    --------------     -------------    --------------
            Total services                    $ 1,753,567          $ 245,199       $ 3,357,752        $ 485,572
                                            ===============    ==============     =============    ==============

For the three and six months ended June 30, 2003 and 2002, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

                                                For the Three Months Ended           For the Six Months Ended
                                                          June 30,                           June 30,
                                                 2003              2002               2003             2002
                                            ---------------    --------------     -------------    --------------
       Domestic                               $ 2,695,689           $245,199       $ 5,630,769        $ 485,572
       Foreign                                  1,147,010            597,500         1,685,407        1,309,500
                                            ---------------    --------------     -------------    --------------
                                              $ 3,842,699          $ 842,699       $ 7,316,176      $ 1,795,072
                                            ===============    ==============     =============    ==============


Note 10
PRIVATE PLACEMENT:

On May 28, 2003, the Company closed on a private placement for 5,982,353 shares of common stock at a price of $1.70 per share resulting in gross proceeds of $10,170,000. The closing price of the Company's common stock on May 28, 2003 was $2.07 per share. In connection with this private placement, the Company paid commissions and other expenses of $669,954, resulting in net proceeds of $9,500,046. In addition, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term and are not exercisable until November 29, 2003. The Company intends to use the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

Note 11
SIGNIFICANT ALLIANCES/AGREEMENTS:

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


OVERVIEW OF BUSINESS OPERATIONS
         We are engaged in the development, manufacturing and marketing of our proprietary XTRAC(R), or XTRAC, excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We acquired Surgical Laser Technologies, Inc., ("SLT"), on December 27, 2002, and the business and revenues in surgical products and services from SLT have been included in our results of operations in the first and second quarters of 2003, but not the comparable periods for 2002.

         We believe that our technologies for the excimer laser and other surgical lasers provide the basis for reliable, cost-effective systems that will increasingly be used in connection with a variety of applications.

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

         As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will further market penetration. But this strategy will require us to identify and target appropriate dermatologists and to balance the planned roll-out of our XTRAC lasers in 2003 against uncertainties in acceptance by physicians, patients and health plans and constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. We expect that as we seek to increase the number of accepting health plans in the last half of 2003, we will encounter greater difficulties and uncertainties in overcoming such challenges. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through distributors and, potentially, placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream.

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

RESULTS OF OPERATIONS

REVENUES
         We generated revenues of $3,842,699 during the three months ended June 30, 2003, of which $2,869,230 were from the operations of SLT. Of the remaining amounts, $770,720 related to the sale of our excimer lasers and spare parts to distributors outside of the United States and $202,749 related to treatments performed with our excimer laser in the United States. We generated revenues of $842,699 during the three months ended June 30, 2002. Of these amounts, $597,500 related to the sale of our excimer lasers to distributors outside of the United States and $245,199 related to treatments performed with our excimer laser in the United States.

         We generated revenues of $7,316,176 during the six months ended June 30, 2003, of which $6,026,243 were from the operations of SLT. Of the remaining amounts, $934,020 related to the sale of our excimer lasers and spare parts to distributors outside of the United States and $355,913 related to treatments performed with our excimer laser in the United States. We generated revenues of $1,795,072 during the six months ended June 30, 2002. Of these amounts, $1,309,500 related to the sale of our excimer lasers to distributors outside of the United States and $485,572 related to treatments performed with our excimer laser in the United States.

         In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue from the sale of treatment cards, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. This program, originally scheduled to terminate on June 30, 2003, has been extended to September 30, 2003. During the first six months of 2003, we deferred revenues of $461,454, under this program, net of $22,118 in revenues recognized during the second quarter due to physician reimbursements for the treatments.

COST OF REVENUES

         Product cost of revenues for the three months ended June 30, 2003 were $1,355,993, compared to $245,427 for the three months ended June 30, 2002. Included in these costs were $712,938 related to SLT product revenues, for the three months ended June 30, 2003. The remaining product cost of revenues during these periods related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Product cost of revenues for the six months ended June 30, 2003 were $2,505,465, compared to $568,066 for the six months ended June 30, 2002. Included in these costs were $1,539,801 related to SLT product revenues, for the six months ended June 30, 2003. The remaining product cost of revenues during these periods related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Services cost of revenues was $1,405,197 and $734,905 in the three months ended June 30, 2003 and 2002, respectively. Included in these costs were $925,569 related to SLT service revenues, for the three months ended June 30, 2003. The remaining services cost of revenues, during the periods ended June 30, 2003 and 2002, represented depreciation and field service on the lasers in service.

          Services cost of revenues was $2,805,983 and $1,464,373 in the six months ended June 30, 2003 and 2002, respectively. Included in these costs were $1,801,870 related to SLT service revenues, for the six months ended June 30, 2003. The remaining services cost of revenues, during the periods ended June 30, 2003 and 2002, represented depreciation and field service on the lasers in service.

         The decreases in the services cost of sales, excluding SLT costs, related to the improvements made to the lasers, with the result that field service costs were less in the three and six months ended June 30, 2003 compared to the same periods ended June 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended June 30, 2003 were $2,292,062, compared to $1,591,467 for the three months ended June 30, 2002, an increase of 44%. Selling, general and administrative expenses for the six months ended June 30, 2003 were $4,446,654, compared to $3,391,949 for the six months ended June 30, 2002, an increase of 31%. These increases were principally due to the addition of sales, marketing and administrative personnel in connection with the acquisition of SLT.

ENGINEERING AND PRODUCT DEVELOPMENT

         Engineering and product development expenses for the three months ended June 30, 2003 decreased to $465,134 from $579,196 for the three months ended June 30, 2002. This decrease related primarily to clinical trial expenses of $173,000 and product development expenses of $170,000, related to the improvements to the excimer laser, for the three months ended June 30, 2002. These decreases were offset, in part, by the recording of a severance of $87,500 and SLT's engineering expenses of $124,000 for the three months ended June 30, 2003.

         Engineering and product development expenses for the six months ended June 30, 2003 increased to $877,066 from $801,422 for the six months ended June 30, 2002. This increase related primarily to the recording of a severance of $87,500 and SLT's engineering expenses of $247,000 for the six months ended June 30, 2003. These expenses were offset, in part, by clinical trial expenses of $173,000 and product development expenses of $170,000, related to the improvements to the excimer laser, for the six months ended June 30, 2002.

INTEREST EXPENSE, NET

         Net interest expense for the three months ended June 30, 2003 was $10,415, as compared to net interest income of $4,436 for the three months ended June 30, 2002. Net interest expense for the six months ended June 30, 2003 was $41,438, as compared to net interest income of $3,368 for the six months ended June 30, 2002. The increases in net interest expense in the comparable periods related to the interest on the line of credit and on long term-debt that was assumed with the acquisition of SLT.

NET LOSS

         The aforementioned factors resulted in a net loss of $1,686,102 and $3,360,430 during the three and six months ended June 30, 2003, as compared to a net loss of $2,303,267 and $4,431,741 during the three and six months ended June 30, 2002, a decrease of 27% and 24%, respectively. These decreases in net losses were primarily the result of the acquisition of SLT along with a reduction of operating and production costs.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations through the use of working capital provided from loans and equity and debt financing.

         From September 1997 through May 2003, we issued certain securities, including shares of our common stock and other securities convertible or exercisable into shares of common stock, in order to finance our business operations.

         On May 28, 2003, we closed on a private placement for 5,982,353 shares of common stock at a price of $1.70 per share resulting in gross proceeds of $10,170,000. The closing price of our common stock on May 28, 2003 was $2.07 per share. In connection with this private placement, we paid commissions and other expenses of $669,954, resulting in net proceeds of $9,500,046. In addition, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term and are not exercisable until November 29, 2003. We intend to use the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

         On June 13, 2002, we completed a private placement of 4,115,000 shares of common stock at a price of $1.50 per share resulting in gross proceeds of $6,172,500. The closing price of our common stock on June 13, 2002 was $1.68 per share. In connection with this private placement, we paid commissions and other expenses of $466,453, resulting in net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term and were not exercisable until December 14, 2002. We have used the proceeds of this financing to pay for working capital and other general corporate purposes.

On December 27, 2002, we acquired SLT. While the impact of the acquisition was marginal on our results of operations for 2002, we expect that the surgical products and services provided by SLT will increase revenues for 2003. Revenues from surgical products and services amounted to $2,869,230 and $6,026,243 for the three and six months ended June 30, 2003. We also expect to save costs from the consolidation of the administrative and marketing infrastructure of the combined company. With the consolidated infrastructure in place, we expect that growth of our revenues, both in phototherapy and surgical products and services, may occur, without commensurate growth in our fixed costs. We believe that results of operations for the six months ended June 30, 2003 have reflected each of these expectations. We believe that the results of operations during the six months ended June 30, 2003 have reflected that the established revenues from surgical products and services will serve to help absorb the costs of the infrastructure of the combined company and thereby improve cash flows.

         At June 30, 2003, the ratio of current assets to current liabilities was 3.01 to 1.00 compared to 1.90 to 1.00 at December 31, 2002. The improvement in this ratio was due to the private placement in May 2003, detailed above, and was also due in part that as of the end of fiscal 2002, we had classified $2,000,000 of the obligation to SLT's bank as currently due, but as of June 30, 2003, we had applied the cash collateral to pay down the credit facility with that bank to $977,677. As of June 30, 2003, we had $11,914,032 of working capital.

         Cash and cash equivalents were $9,594,224 as of June 30, 2003, as compared to $4,008,051 as of December 31, 2002.

         We believe that our existing cash balance together with our other existing financial resources, including the line of credit facility and access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements through the second quarter of 2004. The 2003 operating plan reflects anticipated revenue growth from an increase in expected treatment fees for use of the XTRAC system based on the recent approval of applicable reimbursement codes and wider insurance coverage in the United States and significant costs savings from the integration of the combined companies. However, negative deviations from the business plan may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us. In such an event, we would further rationalize our plans and operations to seek to balance cash inflows and outflows.

         Concurrent with the SLT acquisition, we assumed a $3,000,000 credit facility from a bank subsequently amended on February 27, 2003 and March 26, 2003 to $1,400,000 and on May 13, 2003 to $1,000,000. The credit facility has a commitment term expiring May 31, 2004, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization (until May 13, 2003) of SLT's cash and cash equivalents and short-term investments. In the first quarter of 2003, we paid the credit facility down to $1,362,817. As various certificates of deposit matured in the second quarter of 2003, the proceeds were applied to pay down the balance outstanding under the facility, bringing the credit limit down to $1,000,000. The credit facility has an interest rate of the 30 day LIBOR plus 2.25%. The rate at June 30, 2003 was 3.57%.

         The credit facility is subject to certain restrictive covenants and borrowing base limitations. At June 30, 2003, SLT was in compliance with all covenants set by the bank. The restrictive covenants and borrowing base limitations set under the credit facility will continue in 2003 to apply to SLT.

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

         At June 30, 2003, we had $977,677 in outstanding obligations and had $22,323 of availability under the credit facility. The outstanding obligations under the credit facility are classified as current, as they will be due within the next twelve months.

         The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without meeting certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a provision in the agreement restricting dividends, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock, if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer could have been made as of December 31, 2002. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would be obtained in comparable arm's length transactions with non-affiliated entities. SLT did not transfer cash to PhotoMedex in the six months ended June 30, 2003.

         For the six months ended June 30, 2003, net cash used in operating activities was $2,664,660. The net loss of $3,360,430 for the six months ended June 30, 2003 included $1,026,733 of non-cash depreciation and amortization expense, $38,164 of payment in our securities (including common stock options and warrants) of fees for services to consultants and $246,029 of non-cash provisions for doubtful accounts. The usage also included a net increase in account receivables of $573,253 and a net decrease in current liabilities of $570,659, the effects of which were offset, in part, by a decrease in inventories of $445,043.

         For the six months ended June 30, 2002, net cash used in operating activities was $3,320,402. The net loss of $4,431,741 for the six months ended June 30, 2002 included $850,904 of non-cash depreciation and amortization expense and $34,295 of payment in our securities (including common stock options) of fees for services to consultants. The usage was offset by a net decrease in accounts receivable and inventory of $73,843 and $283,662, respectively, and a net increase in current liabilities of $77,134.

         Net cash used in investing activities was $1,053,419 and $5,179 for the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003, we utilized $1,035,419, for production of our lasers in service. During the six months ended June 30, 2003 and 2002, we used $17,999 and $45,761, respectively, for purchases of computer and manufacturing equipment as well as leasehold improvements to support our excimer laser business operations.

         Net cash provided by financing activities was $9,304,251 for the six months ended June 30, 2003 compared to net cash provided of $5,701,047 for the six months ended June 30, 2002. In the six months ended June 30, 2003, we received net proceeds of $9,500,046 from the private placement in May 2003. We also received $2,000,000 from the release of restricted cash, cash equivalents and short-term investments, which was offset by a net payment of $1,792,591 on the line of credit, and $404,735 for the payment of certain debts. In the six months ended June 30, 2002, we received net proceeds of $5,706,047 from the private placement in June 2002 and $18,000 and $29,000 from the exercise of options and warrants, respectively. These receipts were offset, in part, by $55,972 for the payment of certain debts.

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

         We expect to incur operating losses in 2003 because we plan to spend substantial amounts on the marketing of products for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma as well as for the expansion of operations. We expect, based on our current business plan, and our present outlook, that we will have the resources to market our current products and services through the second quarter of 2004. Nevertheless, we cannot assure you that we will market any products successfully, operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

         During the three and six months ended June 30, 2003, there were no items that significantly impacted our commitments and contingencies as discussed in the notes to the 2002 annual financial statements as filed on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

         In December 2002, the FASB finalized EITF Issue No. 00-21, "Accounting for Revenue Arrangemetns with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." We do not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations in this Report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates and be based on events different from those assumptions. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of its consolidated financial statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee.

         REVENUE RECOGNITION. We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments or treatment cards. When we sell a laser to a distributor or directly to a physician, revenue is recognized upon shipment of the product. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, we do allow products to be returned by our distributors in redress of product defects or other claims. When we place a laser in a physician's office, service revenues are recognized based on an estimate of patient treatments. To use the laser, the physician purchases a treatment card or an access code that allows performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs.

         In the first quarter of 2003, we implemented a limited program to induce some physicians to perform treatments with the XTRAC system and at the same time to support these physicians in coping with claims for such treatments that may be denied reimbursement by private insurance carriers. Under this limited program, currently set to expire on September 30, 2003, we record deferred revenue when we sell treatment cards or access codes to the participating physicians and relieve the deferred service revenue account only when the physician has received reimbursement for the treatment.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables related to phototherapy sales are due from various distributors located outside of the United States. The majority of receivables related to surgical product sales are due from various customers and distributors located inside the United States. From time to time, our clients dispute the amounts due to us, and, in other cases, our clients experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer specific factors.

         PROPERTY AND EQUIPMENT. As of June 30, 2003 and December 31, 2002, we had net property and equipment of $4,025,022 and $3,672,438, respectively. The most significant component of these amounts related to the lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians' use of the lasers. We believe that such usage will increase in the future based on the recently approved CPT codes and wider insurance reimbursement.

         INTANGIBLES. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of its business. As of June 30, 2003 and December 31, 2002, we had $3,793,515 and $3,878,225, respectively, of goodwill and other intangibles, accounting for 15% and 18% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and, therefore, we do not use derivative financial instruments to address treasury risk management issues in connection with changes in interest rates and foreign currency rates.

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the quarter ended June 30, 2003 that has materially affected, or is reasonable likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2002 for descriptions of our legal proceedings.

         Regarding the suit brought by City National Bank in Orlando, Florida for unpaid rent with respect to our former facility, Lastec, Yorke and Thompson (the buyer, and buyer principals of our Orlando-based business) had agreed as part of their settlement with us, to be responsible for the defenses of the suit, but they have reneged on this. Accordingly, we have asked the appropriate court to abrogate our settlement agreement with Lastec, Yorke and Thompson. The court has granted this request.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Issuances of Unregistered Securities

         During the three months ended June 30, 2003, we granted options to purchase up to an aggregate of 539,000 shares of common stock to various of our employees under our 2000 Stock Option Plan at a weighted average exercise price of $1.65 per share. We also granted options to purchase an aggregate of 33,000 shares of common stock to members of our Scientific Advisory board and similar consultants. Those grants were at an exercise price of $1.53, but were not made under the 2000 Stock Option Plan.

         On May 28, 2003, we closed on a private placement for 5,982,353 shares of common stock at a price of $1.70 per share resulting in gross proceeds of $10,170,000. The closing price of our common stock on May 28, 2003 was $2.07 per share. In connection with this private placement, we paid commissions and other expenses of $669,954, resulting in net proceeds of $9,500,046. In addition, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term and are not exercisable until November 29, 2003. We intend to use the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          A.      Reports on Form 8-K
                  -------------------

         On July 29, 2003, we filed a Report on Form 8-K with respect to our press release, dated July 24, 2003, with respect to our second quarter 2003 earnings.

         B.       Other Exhibits
                  --------------

           3.2   Amended and Restated Bylaws (corrected in Sec. 3.07)
         10.43 Note for Business and Commercial Loans, dated May 13, 2003, made by Surgical Laser Technologies, Inc.
                 in favor of AmSouth Bank
         10.44 Addendum to Note for Business and Commercial Loans, LIBOR rate, dated May 13, 2003, made by Surgical
                 Laser Technologies, Inc. in favor of AmSouth Bank
          31.1   Rule 13a-14(a) Certificate of Chief Executive Officer
          31.2   Rule 13a-14(a) Certification of Chief Financial Officer
          32.1   Certificate of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002
          32.2   Certificate of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

         We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith file reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, 233 Broadway, New York, New York 10297; and its Chicago Regional Office, 175 West Jackson Boulevard, Suite 900, Chicago, Illinois 60604, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we determine to be appropriate or as may be required by law.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PHOTOMEDEX, INC.



Date:  August 14, 2003        By:  /s/  Jeffrey F. O'Donnell
                                   --------------------------------------------
                                     Jeffrey F. O'Donnell
                                     President and Chief Executive Officer


Date:  August 14, 2003        By:  /s/  Dennis M. McGrath
                                   --------------------------------------------
                                     Dennis M. McGrath
                                     Chief Financial Officer