Form 10-Q
period 2003-09-30
PHOTOMEDEX INC
filed 2003-11-14
CIK 711665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
                                  Yes X  No
                                     ---   ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
                                  Yes   No X
                                     ---  ---

The number of shares outstanding of the issuer's Common Stock as of November 14, 2003, was 37,736,139 shares.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION:                                              PAGE
------------------------------                                              ----

     ITEM 1.  Financial Statements:
     -------  -------------------- -

     a. Consolidated Balance Sheets, September 30, 2003 (unaudited) and
         December 31, 2002 (audited)                                           3

     b. Consolidated Statements of Operations for the three months
         ended September 30, 2003 and 2002 (unaudited)                         4

     c. Consolidated Statements of Operations for the nine months
         ended September 30, 2003 and 2002 (unaudited)                         5

     d. Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2003 and 2002 (unaudited)                         6

     e.  Notes to Consolidated Financial Statements (unaudited)                7

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       18

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk      25

     ITEM 4.  Controls and Procedures                                         25

PART II. OTHER INFORMATION:
---------------------------

     ITEM 1.  Legal Proceedings                                               25

     ITEM 2.  Changes in Securities and Use of Proceeds                       25

     ITEM 3.  Defaults Upon Senior Securities                                 25

     ITEM 4.  Submission of Matters to a Vote of Security Holders             25

     ITEM 5.  Other Information                                               25

     ITEM 6.  Exhibits and Reports on Form 8-K                                26

     Signatures                                                               27

                                          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                         PHOTOMEDEX, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS



                                                                                             September 30,       December 31,
                                                                                                 2003                2002
                                                                                            ------------         ------------
                                      ASSETS                                                 (Unaudited)            (Audited)
     Current assets:
       Cash and cash equivalents ...................................................        $  8,144,687         $  4,008,051
        Restricted cash, cash equivalents and short-term investments ...............                  -             2,000,000
        Accounts  receivable,  net of  allowance  for  doubtful  accounts of
          $733,778 and $1,169,486, respectively ....................................           2,985,541            2,536,334
        Inventories ................................................................           4,627,804            5,055,783
        Prepaid expenses and other current assets ..................................             503,396              283,001
                                                                                            ------------         ------------
           Total current assets ....................................................          16,261,428           13,883,169

     Property and equipment, net ...................................................           4,148,211            3,672,438

     Goodwill, net .................................................................           2,944,423
                                                                                                                    2,944,423

     Patents and licensed technologies, net ........................................             801,778              933,802

     Other assets ..................................................................              74,793               79,372
                                                                                            ------------         ------------
           Total assets ............................................................        $ 24,230,633         $ 21,513,204
                                                                                            ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
        Current portion of notes payable ...........................................        $    217,007         $     75,263
        Current portion of long-term debt ..........................................           1,232,808            2,143,425
        Accounts payable ...........................................................           2,073,650            2,833,361
        Accrued compensation and related expenses ..................................             767,972              822,999
        Other accrued liabilities ..................................................             783,645            1,246,433
        Deferred revenues ..........................................................             622,058              183,475
                                                                                            ------------         ------------
           Total current liabilities ...............................................           5,697,140            7,304,956
                                                                                            ------------         ------------

     Long-term debt ................................................................             391,789              899,626
                                                                                            ------------         ------------

     Commitments and Contingencies

     Stockholders' equity:
        Common stock, $.01 par value, 50,000,000 shares authorized;
        37,732,389 and 31,439,058 shares issued and outstanding,
        respectively ...............................................................             377,324              314,391
        Additional paid-in capital .................................................          86,867,102           76,828,582
        Accumulated deficit ........................................................         (69,092,749)         (63,819,517)
        Deferred compensation ......................................................              (9,973)             (14,834)
                                                                                            ------------         ------------
           Total stockholders' equity ...............................................         18,141,704           13,308,622
                                                                                           ------------         ------------
           Total liabilities and stockholders' equity ..............................        $ 24,230,633         $ 21,513,204
                                                                                            ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                          For the Three Months Ended
                                                                                                 September 30,
                                                                                            2003              2002
                                                                                        ------------      ------------

     Revenues:
       Product sales ..........................................................         $  1,217,636      $    630,000
       Services ...............................................................            2,081,846           202,045
                                                                                        ------------      ------------
                                                                                           3,299,482           832,045

     Cost of revenues:
       Product cost of revenues ...............................................              897,155           298,772
       Services cost of revenues ..............................................            1,590,423           563,207
                                                                                        ------------      ------------
                                                                                           2,487,578           861,979
                                                                                        ------------      ------------

     Gross profit (loss) ......................................................              811,904           (29,934)
                                                                                        ------------      ------------

     Operating expenses:
       Selling, general and administrative ....................................            2,303,193         1,621,048
       Engineering and product development ....................................              418,331           428,755
                                                                                        ------------      ------------
                                                                                           2,721,524         2,049,803
                                                                                        ------------      ------------

     Loss from operations before interest and other expense (income) ..........           (1,909,620)       (2,079,737)

     Interest expense (income), net ...........................................                3,300           (14,908)

     Other expense, net .......................................................                    -               286
                                                                                        ------------      ------------

     Net loss .................................................................         $ (1,912,920)     $ (2,065,115)
                                                                                        ============      ============


     Basic and diluted net loss per share .....................................         $      (0.05)     $      (0.07)
                                                                                        ============      ============

     Shares used in computing basic and diluted net loss per share ............           37,622,358        28,337,953
                                                                                        ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                                            2003               2002
                                                                                        ------------       ------------
     Revenues:
       Product sales ..........................................................         $  5,176,060       $  1,939,500
       Services ...............................................................            5,439,598            687,617
                                                                                        ------------       ------------
                                                                                          10,615,658          2,627,117

     Cost of revenues:
       Product cost of revenues ...............................................            3,080,886            953,718
       Services cost of revenues ..............................................            4,483,178          2,027,580
                                                                                        ------------       ------------
                                                                                           7,564,064          2,981,298
                                                                                        ------------       ------------

     Gross profit (loss) ......................................................            3,051,594           (354,181)
                                                                                        ------------       ------------

     Operating expenses:
       Selling, general and administrative ....................................            6,984,811          4,926,117
       Engineering and product development ....................................            1,295,397          1,230,177
                                                                                        ------------       ------------
                                                                                           8,280,208          6,156,294
                                                                                        ------------       ------------

     Loss from operations before interest and other expense (income) ..........           (5,228,614)        (6,510,475)

     Interest expense (income), net ...........................................               44,738            (18,276)

     Other expense, net .......................................................                    -              4,657
                                                                                        ------------       ------------

     Net loss .................................................................         $ (5,273,352)      $ (6,496,856)
                                                                                        ============       ============


     Basic and diluted net loss per share .....................................         $      (0.15)      $      (0.25)
                                                                                        ============       ============

     Shares used in computing basic and diluted net loss per share ............           34,257,897         25,858,184
                                                                                        ============       ============











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                         PHOTOMEDEX, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)


                                                                                                      For the Nine Months Ended
                                                                                                           September 30,
                                                                                                       2003              2002
                                                                                                    -----------       -----------
     Operating activities:
           Net loss ........................................................................        $(5,273,352)      $(6,496,856)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                   Depreciation and amortization ...........................................          1,577,454         1,264,321
                   Stock options issued to consultants for services ........................             38,164            34,295
                   Stock options issued to employees .......................................             62,713                 -
                   Amortization of deferred compensation ...................................              4,861             6,781
                   Provision for bad debts .................................................            254,429           429,590
                   Loss on disposal of assets ..............................................              7,574                 -
           Changes in operating assets and liabilities:
              Accounts receivable ..........................................................           (703,636)         (117,190)
              Inventories ..................................................................            422,351           (41,511)
              Prepaid expenses and other assets ............................................            263,972           (92,209)
              Accounts payable .............................................................           (588,711)         (483,619)
              Accrued compensation and related expenses ....................................            (55,027)           17,168
              Other accrued liabilities ....................................................           (462,668)          365,713
              Deferred revenues ............................................................            438,583           (38,475)
                                                                                                    -----------       -----------

                       Net cash used in operating activities ...............................         (4,013,293)       (5,151,992)
                                                                                                    -----------       -----------

     Investing activities:
           Purchases of property and equipment .............................................            (33,741)          (73,538)
           Lasers (placed into) or retired from service ....................................         (1,389,375)          134,641
                                                                                                    -----------       -----------

                       Net cash (used in) provided from investing activities ...............         (1,423,116)           61,103
                                                                                                    -----------       -----------

     Financing activities:
           Proceeds from issuance of common stock, net .....................................          9,477,546         5,706,047
           Proceeds from exercise of options ...............................................             64,532            18,000
           Proceeds from exercise of warrants ..............................................            458,498            29,000
           Proceeds from issuance of notes payable .........................................                  -            60,905
           Payments on long-term debt ......................................................           (148,220)                -
           Payments on notes payable .......................................................           (509,043)          (81,494)
           Net repayments on line of credit ................................................         (1,770,268)                -
             Decrease in restricted  cash,  cash  equivalents and short-term
           investments .....................................................................          2,000,000                 -
                                                                                                    -----------       -----------

                       Net cash provided by financing activities ...........................          9,573,045         5,732,458
                                                                                                    -----------       -----------

     Net increase  in cash and cash equivalents ............................................          4,136,636           641,569

     Cash and cash equivalents, beginning of period ........................................          4,008,051         4,066,820
                                                                                                    -----------       -----------

     Cash and cash equivalents, end of period ..............................................        $ 8,144,687       $ 4,708,389
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

LIQUIDITY AND GOING CONCERN
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to engineering and product development and general and administrative expenses. During the first quarter of 2003, the Company re-launched the marketing of its XTRAC system in the United States following the issuance of current procedural terminology ("CPT") codes and associated reimbursement rates by the Center for Medicare and Medicaid Services ("CMS"). The Company has historically financed its activities from borrowings and the private placement of debt and equity securities. As of September 30, 2003, the Company had an accumulated deficit of $69,092,749.

The Company expects to incur operating losses throughout 2003 as it plans to invest substantial amounts in the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and on the expansion of its manufacturing operations. Management cannot assure that the Company will market any products successfully, that it will operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

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

Cash and cash equivalents were $8,144,687 as of September 30, 2003. Management believes that the existing cash balance together with its existing financial resources, including the credit line facility (see Note 8), access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company's operating and capital requirements at least through the fourth quarter of 2004. The 2003 operating plan reflects anticipated revenue growth from the use of the XTRAC system based on the recent approval of reimbursement codes and anticipated growth in private insurance coverage in the United States. In addition, the operating plan reflects costs savings from the integration of the combined companies. However, depending upon the Company's rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs.

There  can be no  assurance  that  additional  financing,  if  needed,  will  be
available   when  required  or,  if  available,   could  be  obtained  on  terms
satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS
The financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The Company acquired SLT on December 27, 2002 and the operating results of SLT are not included in the consolidated statement of operations for the three and nine months ended September 30, 2002.

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

CASH AND CASH EQUIVALENTS
The Company invests its excess cash in highly liquid, short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at September 30, 2003 and December 31, 2002.

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

Cash and cash equivalents                                      $1,200,121
Short-term investments                                            799,879
                                                               ----------
Total restricted cash, cash equivalents and  short-term
    investments                                                $2,000,000
                                                               ==========

SLT applied cash collateral in the second quarter of 2003 and thereby reduced the amount due on the line of credit to $1 million. SLT then entered a new note payable with the bank, in the face amount of $1 million, on May 13, 2003.

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its entire portfolio of short-term investments as available for sale as they are available to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses, if any, included in stockholders' equity as accumulated other comprehensive income. Dividend and interest income are recognized when earned and are recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such accretion is also included in interest income. The Company currently invests only in high-quality securities in accordance with its investment policy. Unrealized gain and loss from such securities was immaterial at September 30, 2003 and December 31, 2002.

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2003, no such write-down was required (see Impairment of Long-Lived Assets below).

PATENT COST AND LICENSED TECHNOLOGIES
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of the estimated useful lives or eight to 12 years. Developed technology was recorded in connection with the purchase of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2003, no such write-down was required (see Impairment of Long-Lived Assets below).

ACCRUED WARRANTY COSTS
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the nine months ended September 30, 2003 is summarized as follows:

   Accrual at January 1, 2003                             $415,463
   Additions charged to warranty expense                   234,085
   Claims paid and charged against the accrual            (349,676)
                                                          --------
   Accrual at September 30, 2003                          $299,872
                                                          ========

REVENUE RECOGNITION
The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments or treatment cards. When the Company sells a laser to a distributor or directly to a physician, revenue is recognized when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. At times, units are shipped but revenue is not recognized until all of the criteria are met.

 Under the terms of the distributor agreements, the distributors do not have the right to return any unit, which they have purchased. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims.

When the Company places the laser in a physician's office, it recognizes service revenue based on an estimate of patient treatments. Treatment cards sold to physicians but not yet used are deferred and recognized as a liability until the treatment occurs.

In the first quarter of 2003, the Company implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue during the program from the sale of treatment cards, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. This program, originally scheduled to terminate on June 30, 2003, has been extended to December 31, 2003. During the nine months of 2003, the Company deferred revenues of $513,200 under this program, net of $339,372 in revenues recognized due to physician reimbursements known or estimated to have been received for the treatments.

Through its surgical businesses, the Company generates revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. The Company recognizes revenues from product sales, including sales to distributors, when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. At times, units are shipped but revenue is not recognized until all of the criteria are met.

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

RECLASSIFICATIONS
The 2002 consolidated statements of operations have been revised to present product sales and services revenues and their related costs separately.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is equal to its fair value due to the short-term nature of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

STOCK OPTIONS
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant to an employee only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Had stock compensation expense for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per share would have been increased to the following pro-forma amounts:

                                                    Three Months Ended September 30,         Nine Months Ended September 30,
                                                    --------------------------------         -------------------------------
                                                         2003                2002                2003                2002
                                                     -----------         -----------         -----------         -----------
  Net loss:
    As reported ................................     ($1,912,920)        ($2,065,115)        ($5,273,352)        ($6,496,856)
    Less: stock-based employee
      compensation expense included
      in reported net loss .....................           1,638               2,268               4,861               6,781
    Impact of total stock-based
      compensation expense
      determined under
      fair-value-based method for
      all grants and awards ....................        (347,740)           (456,045)         (1,204,114)         (1,473,922)
                                                     -----------         -----------         -----------         -----------
    Pro-forma ..................................     ($2,259,022)        ($2,518,892)        ($6,472,605)        ($7,963,997)
                                                     ===========         ===========         ===========         ===========
  Net loss per share:
    As reported ................................          ($0.05)             ($0.07)             ($0.15)             ($0.25)
                                                     ===========         ===========         ===========         ===========
    Pro-forma ..................................          ($0.06)             ($0.09)             ($0.19)             ($0.31)
                                                     ===========         ===========         ===========         ===========

The above pro-forma amounts may not be indicative of future pro-forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the three-month and nine-month periods:

                                                             Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                             ----------------------------          ---------------------------
                                                              2003                 2002             2003                2002
                                                             -------              -------          -------             -------
  Risk-free interest rate ..............................       2.94%                2.98%            3.85%               4.48%
  Volatility ...........................................        100%                 100%             100%                100%
  Expected dividend yield ..............................          0%                   0%               0%                  0%
  Expected option life .................................     5 years              5 years          5 years             5 years

SUPPLEMENTAL CASH FLOW INFORMATION
During the nine months ended September 30, 2003, the Company financed vehicle and equipment purchases of $506,963 under capital leases, financed insurance policies through notes payable for $479,788 and financed certain acquisition costs which were included in accounts payable at December 31, 2002, through a note payable for $171,000.

RECENT ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation, and disclosures related to such consolidation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is effective December 31, 2003. The Interpretation requires certain disclosures in an entity's financial statements issued after January 31, 2003 if it is reasonably possible that the entity will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have an effect on the Company's financial statements.

In December 2002, the FASB finalized EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue addresses how to determine whether arrangements involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this Issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this Issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of this Issue did not impact the consolidated financial position and consolidated results of operations.

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

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition prior to December 27, 2002, the closing date. Following are the Company's unaudited pro-forma results for the three and nine months ended September 30, 2002, assuming the acquisition had occurred on January 1, 2002.

                                                                             Three Months Ended       Nine  Months Ended
                                                                             September 30, 2002       September 30, 2002
                                                                             ------------------       ------------------

   Net revenues ........................................................           $  3,722,700             $ 11,102,917
   Net loss ............................................................             (1,815,065)              (6,369,046)
   Basic and diluted loss per share ....................................                 ($0.06)                  ($0.22)
   Shares used in  calculating  basic and  diluted  loss
     per share .........................................................             30,945,273               28,465,504

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2002, or of future results of operations.



NOTE 3
INVENTORIES:

Set forth below is a detailed listing of inventories.

                                  September 30, 2003           December 31,2002
                                  ------------------           ----------------
         Raw materials                  $2,781,754                 $3,297,942
         Work-in-process                   111,825                    328,081
         Finished goods                  1,734,225                  1,429,760
                                        ----------                 ----------
         Total inventories              $4,627,804                 $5,055,783
                                        ==========                 ==========

NOTE 4
PROPERTY AND EQUIPMENT:

Set forth below is a detailed listing of property and equipment.

                                                                              September 30, 2003            December 31, 2002
                                                                              ------------------            -----------------
         Lasers in service ...............................................         $ 6,966,464                  $ 5,147,134
         Computer hardware and software ..................................             256,340                      251,495
         Furniture and fixtures ..........................................             192,436                      173,507
         Machinery and equipment .........................................             105,778                      271,497
         Autos and trucks ................................................             196,870                      137,039
         Leasehold improvements ..........................................             103,863                      100,106
                                                                                   -----------                  -----------
                                                                                     7,821,752                    6,080,778
         Accumulated depreciation and
             amortization ................................................          (3,673,540)                  (2,408,340)
                                                                                   -----------                  -----------
         Property and equipment, net .....................................         $ 4,148,211                  $ 3,672,438
                                                                                   ===========                  ===========


Depreciation expense was $1,445,430 and $1,162,047 for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and December 31, 2002, net property and equipment included $682,837 and $336,910, respectively, of assets recorded under capitalized lease arrangements, of which $624,597 and $272,783 was included in long-term debt at September 30, 2003 and December 31, 2002, respectively (see Note 8).

NOTE 5
PATENTS AND LICENSED TECHNOLOGIES:

Set forth below is a detailed listing of patents and licensed technologies.

                                                                                  September 30, 2003         December 31, 2002
                                                                                  ------------------         -----------------
 Patents, net of accumulated
 amortization of $101,744 and $65,730 ........................................            $300,399                   $336,414
 Licensed technologies, net of
 accumulated amortization of $335,622
 and $239,612 ................................................................             501,379                    597,388
                                                                                          --------                   --------
 Total patents and licensed
 technologies, net ...........................................................            $801,778                   $933,802
                                                                                          ========                   ========

Amortization expense was $132,024 and $102,274 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 6
OTHER ACCRUED LIABILITIES:

Set forth below is a detailed listing of other accrued liabilities.

                                                                                  September 30, 2003          December 31, 2002
                                                                                  ------------------          -----------------

Accrued professional and consulting fees .....................................          $   93,699                 $  190,182
Accrued warranty .............................................................             299,872                    415,463
Accrued liability from matured notes .........................................             247,218                    249,130
Royalty liability ............................................................              43,936                    169,368
Other accrued expenses .......................................................              98,920                    222,290
                                                                                        ----------                 ----------

Total other accrued liabilities ..............................................          $  783,645                 $1,246,433
                                                                                        ==========                 ==========

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT's subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of September 30, 2003 and December 31, 2002, the matured principal and related interest was $247,218 and $249,130, respectively.

Note 7
NOTES PAYABLE:

Set forth below is a detailed listing of notes payable.
                                                                                     September 30, 2003    December 31, 2002
                                                                                     ------------------    -----------------

 Note  payable -  unsecured  creditor,  interest  at 7.47%,  payable in monthly principal and interest installments of $7,827 through June
 2004  .............................................................................          $  61,360           $       -

 Note  payable -  unsecured  creditor,  interest  at 7.37%,  payable in monthly principal and interest installments of $37,640 through
 January 2004  .....................................................................            148,277                   -

 Note  payable -  unsecured  creditor,  interest  at 6.63%,  payable in monthly  principal and interest installments of $1,868 through
 January 2004  .....................................................................              7,370                   -

 Note  payable -  unsecured  creditor,  interest  at 6.6%,  payable in monthly  principal and interest  installments of $5,524 through April
 2003  .............................................................................                  -              21,793

 Note payable - secured creditor,  interest at 10%, payable in monthly
 principal and interest installments of $9,173 through June 2003  ..................                  -              53,470

                                                                                              ---------           ---------
                                                                                                217,007              75,263

 Less: current maturities ..........................................................           (217,007)            (75,263)
                                                                                              ---------           ---------
 Notes payable, net of current maturities ..........................................          $       -           $       -
                                                                                              =========           =========


NOTE 8
LONG-TERM DEBT:

Set forth below is a detailed listing of the Company's long-term debt.

                                                                    September 30, 2003      December 31, 2002
                                                                    ------------------      -----------------
Borrowings on credit facility ................................             $ 1,000,000           $ 2,770,268
Capital lease obligations (see Note 4) .......................                 624,597               272,783
Less: current portion ........................................              (1,232,808)           (2,143,425)
                                                                           -----------           -----------
Total long-term debt .........................................             $   391,789           $   899,626
                                                                           ===========           ===========

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank, subsequently amended on February 27, 2003 and March 26, 2003 to $1,400,000 and on May 13, 2003 to $1,000,000. The credit facility has a commitment term of four years, expiring May 31, 2004, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT's cash and cash equivalents and short-term investments. On February 27, 2003 and March 26, 2003, the bank agreed to allow the Company to apply the cash collateral to a paydown of the facility in 2003 and, accordingly, the $2,000,000 is included in the current portion of long-term debt in the accompanying 2002 consolidated balance sheet. During 2003, the Company paid the credit facility down to $1,000,000. The credit facility has an interest rate of the 30 day LIBOR plus 2.25%. The rate at September 30, 2003 was 3.37%.

The credit facility is subject to certain restrictive covenants and borrowing base limitations. At December 31, 2002, SLT did not meet the covenants set by the bank. The bank waived the non-compliance with the covenants at that date. The restrictive covenants and borrowing base limitations will continue in 2003 to apply to SLT. In addition, the Company has agreed to meet certain restrictive covenants at the consolidated group level. In the first two quarters of fiscal 2003, the group must maintain unrestricted cash, cash equivalents and/or short-term investments in an amount equal to or greater than the amount by which the line under the credit facility has been drawn down. In the last two quarters of fiscal 2003 and beyond, the group must meet two cash flow covenants. For all of 2003 and beyond, the group must not exceed a certain ratio of debt to the bank as compared to tangible net worth. The Company fulfilled all covenants applicable to the first three quarters in 2003; management expects to be able to meet all covenants, both those applying to SLT and those applying to the consolidated group, in the remaining quarter of fiscal 2003. The Company has agreed to be guarantor to SLT's obligations under the credit facility. At September 30, 2003, the Company had $1,000,000 in outstanding obligations and had no availability under the credit facility. The outstanding obligations under the credit facility are classified as current as they will be due on May 31, 2004.

The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without meeting certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a restriction on dividends provision in the agreement, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer could have been made as of December 31, 2002. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would be obtained in comparable arm's length transactions with non-affiliated entities. SLT did not transfer cash to PhotoMedex in the nine months ended September 30, 2003.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

NOTE 9
BUSINESS SEGMENT AND GEOGRAPHIC DATA:

The Company is engaged in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional products sales as well as through the provision of fee-based medical procedures services. The Company's customers are primarily doctors, hospitals and surgery centers. For the three and nine months ended September 30, 2003 and 2002, the Company did not have material net revenues from any individual customer.

The Company reported net revenues in the following categories:

                                                      For the Three Months Ended                For  the Nine Months Ended
                                                           September 30,                             September 30,
                                                      2003                 2002                 2003                 2002
                                                   ----------           ----------           ----------           ----------
Laser system sales .............................   $  187,662           $  630,000           $2,023,632           $1,939,500
Disposables and accessories ....................    1,029,974                    -            3,152,428                    -
                                                   ----------           ----------           ----------           ----------
     Total product sales .......................   $1,217,636           $  630,000           $5,176,060           $1,939,500
                                                   ==========           ==========           ==========           ==========

Excimer treatment procedures ...................   $  535,003           $  202,045           $  890,916           $  687,617
Surgical procedures ............................    1,546,843                    -            4,548,682                    -
                                                   ----------           ----------           ----------           ----------
     Total services ............................   $2,081,846           $  202,045           $5,439,598           $  687,617
                                                   ==========           ==========           ==========           ==========

For the three and nine months ended September 30, 2003 and 2002, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

                                                For the Three Months Ended                    For the Nine Months Ended
                                                        September 30,                                 September 30,
                                                  2003                   2002                   2003                   2002
                                              -----------            -----------            -----------            -----------

       Domestic ........................      $ 3,274,669            $   202,045            $ 8,905,438            $   687,617
       Foreign .........................           24,813                630,000              1,710,220              1,939,500
                                              -----------            -----------            -----------            -----------
                                              $ 3,299,482            $   832,045            $10,615,658            $ 2,627,117
                                              ===========            ===========            ===========            ===========

>


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

NOTE 11
SIGNIFICANT ALLIANCES/AGREEMENTS:

The Company has entered into an agreement with True North Capital Ltd. (the "TNC Agreement"), dated as of October 28, 2003, pursuant to which True North Capital has agreed to assist the Company in identifying and evaluating proposed strategic growth transactions relating to the healthcare industry. True North Capital is a fund management group which provides management and acquisition advisory services with a specialty in the healthcare industry. As disclosed in the proxy filing for 2002, one of the Company's directors is a senior member of the executive management staff of True North Capital and holds approximately 20.3% equity interests in True North Capital and its affiliate, True North Partners, LLC.

 In the event of the completion of an acquisition or merger transaction, the Company has agreed to pay True North Capital a "success fee" equal to the greater of: (i) $250,000, or (ii) the sum of (a) 5% of the aggregate purchase, if the aggregate consideration is equal to or greater than $5,000,000 and less than $10,000,000; plus; (b) 3% of the aggregate consideration from $10,000,000 to $50,000,000, plus; (c) 2.5% of the aggregate consideration from $50,000,000 to $100,000,000, plus; (d) 2% of the aggregate consideration from $100,000,000 to $150,000,000, plus; (e) 1.5% of the aggregate consideration in excess of $150,000,000. The Company has paid True North Capital a one-time $20,000 expense reimbursement for the deployment of its personnel and resources in the fulfillment of the goals set forth in the TNC Agreement. The TNC Agreement may be canceled upon 30 days notice from ether party.

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

OVERVIEW OF BUSINESS OPERATIONS
         We are engaged in the development, manufacturing and marketing of our proprietary XTRAC(R), or XTRAC, excimer laser and fiber optic equipment and techniques directed toward the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We acquired Surgical Laser Technologies, Inc., ("SLT"), on December 27, 2002, and the business and revenues in surgical products and services from SLT have been included in our results of operations in the first three quarters of 2003, but not the comparable periods for 2002.

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

         As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will further market penetration. But this strategy will require us to identify and target appropriate dermatologists and to balance the planned roll-out of our XTRAC lasers in 2003 against uncertainties in acceptance by physicians, patients and health plans and constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. We expect that as we seek to increase the number of accepting health plans in the last quarter of 2003 and into the near term of 2004, we will continue to encounter greater difficulties and uncertainties in overcoming such challenges. Outside of the
United States, our strategy includes selling XTRAC systems directly to dermatologists through distributors and, potentially, placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream.

         In similar fashion, we have growing, but still limited marketing experience in expanding our surgical services business. The preponderance of this business is in the southeastern part of the United States. New procedures and new geographies with new customers and different business habits and networks will likely pose different challenges than the ones we have encountered in the past. There can be no assurance that our experience will be sufficient to overcome such challenges.

RESULTS OF OPERATIONS

REVENUES

         We generated revenues of $3,299,482 during the three months ended September 30, 2003, of which $2,888,219 were from the operations of SLT, including both product revenues and services revenues. The balance of the revenues was from our phototherapy products and services operations.

         We generated revenues of $10,615,658 during the nine months ended September 30, 2003, of which $8,914,462 were from the product and services operations of SLT. The balance of the revenues was from phototherapy products and services operations.

         In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. Following the requirements of Staff Accounting Bulletin No. 101, we recognize service revenue during the program from the sale of treatment cards, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. This program, originally scheduled to terminate on June 30, 2003, has been extended to December 31, 2003. During the first nine months of 2003, we deferred revenues of $513,200, under this program, net of $339,372 in revenues recognized due to physician reimbursements known or estimated to have been received for the treatments.

COST OF REVENUES

         Product cost of revenues for the three months ended September 30, 2003 were $897,155, compared to $298,772 for the three months ended September 30, 2002. Included in these costs were $668,105 related to SLT product revenues for the three months ended September 30, 2003; there were no comparable SLT product cost of revenues in the three months ended September 30, 2002. The remaining product cost of revenues during these periods of $229,050 and $298,772, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States. The decrease of $69,722, or 23%, was due to fewer laser sales for the three months ended September 30, 2003 compared to September 30, 2002.

         Product cost of revenues for the nine months ended September 30, 2003 were $3,080,886, compared to $953,718 for the nine months ended September 30, 2002. Included in these costs were $2,207,909 related to SLT product revenues for the nine months ended September 30, 2003; there were no comparable SLT product cost of revenues in the nine months ended September 30, 2002. The remaining product cost of revenues during these periods of $872,977 and $953,718, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Services cost of revenues was $1,590,423 and $563,207 in the three months ended September 30, 2003 and 2002, respectively. Included in these costs were $995,029 related to SLT service revenues for the three months ended September 30, 2003. The remaining services cost of revenues, during the three months ended September 30, 2003 and 2002, represented depreciation and field service costs on the lasers in service.

          Services cost of revenues was $4,483,178 and $2,027,580 in the nine months ended September 30, 2003 and 2002, respectively. Included in these costs were $2,796,897 related to SLT service revenues for the nine months ended September 30, 2003. The remaining services cost of revenues during the nine months ended September 30, 2003 and 2002, represented depreciation and field service costs on the lasers in service.

         The decreases in the services cost of sales, excluding SLT costs, relate to the improvements made to the lasers, with the result that field service costs were less in the three and nine months ended September 30, 2003 compared to the same periods ended September 30, 2002.

>


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2003 were $2,303,193, compared to $1,621,048 for the three months ended September 30, 2002, an increase of 42%. The increase was due to expenses for SLT of $882,560, which was offset, in part, by $285,000 of bad debt expense in September 30, 2002 for which there was no corresponding expense for the three months ended September 30, 2003.

          Selling, general and administrative expenses for the nine months ended September 30, 2003 were $6,984,811, compared to $4,926,117 for the nine months ended September 30, 2002, an increase of 42%. The increase was due to expenses for SLT of $2,904,466. SLT's expenses were offset, in part, by $320,000 of additional warranty-related expense and $184,000 of additional bad debt expense in September 30, 2002 for which there was no corresponding additional expense for the three months ended September 30, 2003. The increase was also offset, in part, by reductions in duplicative expenses between PhotoMedex and SLT.


ENGINEERING AND PRODUCT DEVELOPMENT

         Engineering and product development expenses for the three months ended September 30, 2003 decreased to $418,331 from $428,755 for the three months ended September 30, 2002. This decrease related primarily to a reduction of $135,000 of product development expenses and $30,000 of professional fees related to the improvements to the excimer laser. This decrease was offset, in part, by SLT's engineering expenses of $145,000 for the three months ended September 30, 2003, for which no comparable amount was incurred in the three months ended September 30, 2002.

         Engineering and product development expenses for the nine months ended September 30, 2003 increased to $1,295,397 from $1,230,177 for the nine months ended September 30, 2002. This increase related primarily to the recording of a severance of $87,500 and SLT's engineering expenses of $393,000 for the nine months ended September 30, 2003. These expenses were offset, in part, by clinical trial expenses of $173,000 and product development expenses of $305,000, related to the improvements to the excimer laser, for the nine months ended September 30, 2002.

INTEREST EXPENSE, NET

         Net interest expense for the three months ended September 30, 2003 was $3,300, as compared to net interest income of $14,908 for the three months ended September 30, 2002. Net interest expense for the nine months ended September 30, 2003 was $44,738, as compared to net interest income of $18,276 for the nine months ended September 30, 2002. The increases in net interest expense in the comparable periods related to the interest on the line of credit and on long term-debt that was assumed with the acquisition of SLT.

NET LOSS

         The aforementioned factors resulted in a net loss of $1,912,920 and $5,273,352 during the three and nine months ended September 30, 2003, as compared to a net loss of $2,065,115 and $6,496,856 during the three and nine months ended September 30, 2002, a decrease of 7% and 19%, respectively. These decreases in net losses were primarily the result of the acquisition of SLT along with a reduction of operating and production costs.

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

         On December 27, 2002, we acquired SLT. While the impact of the acquisition was marginal on our results of operations for 2002, we expect that the surgical products and services provided by SLT will continue to increase revenues for 2003. Revenues from surgical products and services amounted to $2,888,219 and $8,914,462 for the three and nine months ended September 30, 2003. We also expect to save costs from the consolidation of the administrative and marketing infrastructure of the combined company. With the consolidated infrastructure in place, we expect that growth of our revenues, both in phototherapy and surgical products and services, may occur, without commensurate growth in our fixed costs. We believe that results of operations for the nine months ended September 30, 2003 have reflected each of these expectations. We believe that the results of operations during the nine months ended September 30, 2003 reflect that the established revenues from surgical products and services have served to help absorb the costs of the infrastructure of the combined company and thereby improve cash flows.

         At September 30, 2003, the ratio of current assets to current liabilities was 2.85 to 1.00 compared to 1.90 to 1.00 at December 31, 2002. The improvement in this ratio was due to the private placement in May 2003, detailed above, and was also due in part to the fact that as of the end of fiscal 2002, we had classified $2,000,000 of the obligation to SLT's bank as currently due, but as of September 30, 2003, we had applied the cash collateral to pay down the credit facility with that bank to $1,000,000. As of September 30, 2003, we had $10,564,288 of working capital.

         Cash and cash equivalents were $8,144,687 as of September 30, 2003, as compared to $4,008,051 as of December 31, 2002.

         We believe that our existing cash balance together with our other existing financial resources, including the line of credit facility and access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements at least through the fourth quarter of 2004. The 2003 operating plan reflects anticipated revenue growth from an increase in expected treatment fees for use of the XTRAC system based on the recent approval of applicable reimbursement codes and wider insurance coverage in the United States and significant costs savings from the integration of the combined companies. However, negative deviations from the business plan may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us. In such an event, we would further rationalize our plans and operations to seek to balance cash inflows and outflows.

         Concurrent with the SLT acquisition, we assumed a $3,000,000 credit facility from a bank subsequently amended on February 27, 2003 and March 26, 2003 to $1,400,000 and on May 13, 2003 to $1,000,000. The credit facility has a commitment term expiring May 31, 2004, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization (until May 13, 2003) of SLT's cash and cash equivalents and short-term investments. In the first quarter of 2003, we paid the credit facility down to $1,362,817. As various certificates of deposit matured in the second quarter of 2003, the proceeds were applied to pay down the balance outstanding under the facility, bringing the credit limit down to $1,000,000. The credit facility has an interest rate of the 30 day LIBOR plus 2.25%. The rate at September 30, 2003 was 3.37%.

         The credit facility is subject to certain restrictive covenants and borrowing base limitations. At September 30, 2003, SLT was in compliance with all covenants set by the bank. The restrictive covenants and borrowing base limitations set under the credit facility will continue in 2003 to apply to SLT.

         In addition, we have agreed to meet certain restrictive covenants at the consolidated group level. In the first two quarters of fiscal 2003, we, as a group, had to maintain unrestricted cash, cash equivalents and/or short-term investments in an amount equal to or greater than the amount by which the line under the credit facility has been drawn down. At December 31, 2003, the group must meet two cash flow covenants. For all of 2003 and beyond, we, as a group, must maintain a minimum ratio of debt to the bank as compared to tangible net worth. We have also agreed to be guarantor to SLT's obligations under the credit facility.

         Management expects to be able to meet all covenants, both those applying to SLT and those applying to the consolidated group, in fiscal 2003.

         At September 30, 2003, we had $1,000,000 in outstanding obligations and had no availability under the credit facility. The outstanding obligations under the credit facility are classified as current, as they will be due on May 31, 2004.

         The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without meeting certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a provision in the agreement restricting dividends, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock, if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer could have been made as of December 31, 2002. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would be obtained in comparable arm's length transactions with non-affiliated entities. SLT did not transfer cash to PhotoMedex in the nine months ended September 30, 2003.

         For the nine months ended September 30, 2003, net cash used in operating activities was $4,013,293. The net loss of $5,273,352 for the nine months ended September 30, 2003 included $1,577,454 of non-cash depreciation and amortization expense, $38,164 of payment in our securities (including common stock options and warrants) of fees for services to consultants, $62,713 of expense related to the stock options issued to an employee and $254,429 of non-cash provisions for doubtful accounts. The usage also included a net increase in account receivables of $703,636 and a net decrease in current liabilities of $667,823, the effects of which were offset, in part, by a decrease in inventories of $422,351.

         For the nine months ended September 30, 2002, net cash used in operating activities was $5,151,992. The net loss of $6,496,856 for the nine months ended September 30, 2002 included $1,264,321 of non-cash depreciation and amortization expense and $34,295 of payment in our securities (including common stock options) of fees for services to consultants. The usage also included a net increase in accounts receivable of $117,190 and a net decrease in current liabilities of $139,213.

         Net cash used in investing activities was $1,423,116 for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $61,103 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we utilized $1,389,375, for production of our lasers in service. During the nine months ended September 30, 2003 and 2002, we used $33,741 and $73,538, respectively, for purchases of computer and manufacturing equipment as well as leasehold improvements to support our excimer laser business operations.

         Net cash provided by financing activities was $9,573,045 for the nine months ended September 30, 2003 compared to net cash provided of $5,732,458 for the nine months ended September 30, 2002. In the nine months ended September 30, 2003, we received net proceeds of $9,477,546 from the private placement in May 2003. We also received $2,000,000 from the release of restricted cash, cash equivalents and short-term investments, which was offset by a net payment of $1,770,268 on the line of credit, and $657,263 for the payment of certain debts. In the nine months ended September 30, 2002, we received net proceeds of $5,706,047 from the private placement in June 2002, $18,000 and $29,000 from the exercise of options and warrants, respectively, and $60,905 in proceeds from notes payable. These receipts were offset, in part, by $81,494 for the payment of certain debts.

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

         We expect to incur operating losses in 2003 because we plan to spend substantial amounts on the marketing of products for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma as well as for the expansion of operations. We expect, based on our current business plan, and our present outlook, that we will have the resources to market our current products and services through at least the fourth quarter of 2004. Nevertheless, we cannot assure you that we will market any products successfully, that we will operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

         During the three and nine months ended September 30, 2003, there were no items that significantly impacted our commitments and contingencies as discussed in the notes to the 2002 annual financial statements as filed on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises, such as us, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is effective December 31, 2003. The application of this Interpretation is not expected to have an effect on our consolidated financial statements.

         In December 2002, the FASB finalized EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue addresses how to determine whether arrangements involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this Issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this Issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The adoption of this Issue did not have an impact on our consolidated financial position and consolidated results of operations.

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

         REVENUE RECOGNITION. We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments or treatment cards. When we sell a laser to a distributor or directly to a physician, revenue is recognized when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. At times, units are shipped but revenue is not recognized until all of the criteria are met. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, we do allow products to be returned by our distributors in redress of product defects or other claims. When we place a laser in a physician's office, service revenues are recognized based on an estimate of patient treatments. To use the laser, the physician purchases a treatment card or an access code that allows performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs.

         In the first quarter of 2003, we implemented a limited program to induce some physicians to perform treatments with the XTRAC system and at the same time to support these physicians in coping with claims for such treatments that may be denied reimbursement by private insurance carriers. Under this limited program, currently set to expire on December 31, 2003, we record deferred revenue when we sell treatment cards or access codes to the participating physicians and relieve the deferred service revenue account during the program only when it is determined or estimated that the physician has received reimbursement for the treatment.

         Through our surgical businesses, we generate revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. We recognize revenues from product sales, including sales to distributors, when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. At times, units are shipped but revenue is not recognized until all of the criteria are met. For per-procedure surgical services, we recognize revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables related to phototherapy sales are due from various distributors located outside of the United States. The majority of receivables related to surgical product sales are due from various customers and distributors located inside the United States. From time to time, our clients dispute the amounts due to us, and, in other cases, our clients experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors.

         PROPERTY AND EQUIPMENT. As of September 30, 2003 and December 31, 2002, we had net property and equipment of $4,148,211 and $3,672,438, respectively. The most significant component of these amounts related to the lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians' use of the lasers. We believe that such usage will increase in the future based on the recently approved CPT codes and wider insurance reimbursement.

         INTANGIBLES. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of September 30, 2003 and December 31, 2002, we had $3,746,201 and $3,878,225, respectively, of goodwill and other intangibles, accounting for 15% and 18% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

         WARRANTY ACCRUALS. We establish a liability for warranty repairs based on estimated future claims for XTRAC systems and based on historical analysis of the cost of the repairs for surgical laser systems. However, future returns of defective laser systems and related warranty liability could differ significantly from estimates and historical patterns, which would adversely affect our operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and, therefore, we do not use derivative financial instruments to address treasury risk management issues in connection with changes in interest rates and foreign currency rates.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the quarter ended September 30, 2003 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2002 for descriptions of our legal proceedings.

         Regarding the suit brought by City National Bank in Orlando, Florida for unpaid rent with respect to our former facility, we have previously reported that Lastec, Yorke and Thompson (the buyer, and buyer principals of our Orlando-based business) had agreed, as part of their settlement with us, to be responsible for the defenses of the suit brought by the bank, but they reneged on this. Accordingly, we asked the appropriate court to abrogate our settlement agreement with Lastec, Yorke and Thompson. The court granted this request. We then asked the court to render judgment in our favor based on our claims against Lastec, Yorke and Thompson, and the court has granted our petition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         We have entered into an agreement with True North Capital Ltd. (the "TNC Agreement"), dated as of October 28, 2003, pursuant to which True North Capital has agreed to assist us in identifying and evaluating proposed strategic growth transactions relating to the healthcare industry. True North Capital is a fund management group which provides management and acquisition advisory services with a specialty in the healthcare industry. As disclosed in the proxy filing for 2002, one of our directors is a senior member of the executive management staff of True North Capital and holds approximately 20.3% equity interests in True North Capital and its affiliate, True North Partners, LLC.

          In  the  event  of  the   completion  of  an   acquisition  or  merger
transaction, we have agreed to pay True North Capital a "success fee" equal to the greater of: (i) $250,000, or (ii) the sum of (a) 5% of the aggregate purchase, if the aggregate consideration is equal to or greater than $5,000,000 and less than $10,000,000; plus; (b) 3% of the aggregate consideration from $10,000,000 to $50,000,000, plus; (c) 2.5% of the aggregate consideration from $50,000,000 to $100,000,000, plus; (d) 2% of the aggregate consideration from $100,000,000 to $150,000,000, plus; (e) 1.5% of the aggregate consideration in excess of $150,000,000. We have paid True North Capital a one-time $20,000 expense reimbursement for the deployment of its personnel and resources in the fulfillment of the goals set forth in the TNC Agreement. The TNC Agreement may be canceled upon 30 days notice from ether party.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  REPORTS ON FORM 8-K
             -------------------

         On July 30, 2003, we filed a Report on Form 8-K with respect to our press release, dated July 24, 2003, with respect to our second quarter 2003 earnings.

         On October 29, 2003, we filed a Report on Form 8-K concerning, among other things, the agreement between PhotoMedex, Inc. and True North Capital Ltd.

         On October 31, 2003, we filed a Report on Form 8-K with respect to our press release, dated October 30, 2003, with respect to our third quarter 2003 earnings.

         B.  OTHER EXHIBITS
             --------------

    10.45 Letter agreement dated October 28, 2003 between PhotoMedex, Inc. and True North Capital Ltd.
     31.1  Rule 13a-14(a) Certificate of Chief Executive Officer
     31.2  Rule 13a-14(a) Certification of Chief Financial Officer
     32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



                                        PHOTOMEDEX, INC.



Date:  November 14, 2003             By:  /s/  Jeffrey F. O'Donnell
                                          --------------------------------------
                                          Jeffrey F. O'Donnell
                                          President and Chief Executive Officer


Date:  November 14, 2003             By:  /s/  Dennis M. McGrath
                                          --------------------------------------
                                          Dennis M. McGrath
                                          Chief Financial Officer