Form 10-K
period 2003-12-31
PHOTOMEDEX INC
filed 2004-03-15
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-11635

PHOTOMEDEX, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2058100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

147 Keystone Drive, Montgomeryville, Pennsylvania 18936

(Address of principal executive offices, including zip code)

(215) 619-3600

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of our common stock as of March 12, 2004, was 37,736,139 shares. The aggregate market value of the common stock held by non-affiliates (37,108,298 shares), based on the closing market price ($2.18) of the common stock as of June 30, 2003 was $80,232,051.

i

Certain statements in this Annual Report on Form 10-K, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation and our wholly-owned subsidiary, Surgical Laser Technologies, Inc., or SLT (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors.”

PART I

Item 1.	Business

We are a medical device company focused on facilitating the cost-effective use of technologies for doctors, hospitals, and surgery centers. Our business has four general categories, or segments, of business activity. We are engaged in the business of marketing the XTRAC® laser system, a 308 nanometer (nm) excimer laser for dermatology (the “XTRAC”) domestically and internationally. We are also engaged in the business of marketing surgical products and surgical services using a variety of lasers over a range of specialties. The following is an overview of each area of our business.

Phototherapy Lasers: an overview

We are engaged in the development of proprietary excimer laser and fiber optic systems and techniques directed toward dermatological applications, with Food and Drug Administration, or FDA, concurrence to market the XTRAC laser system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We are also developing our technology for the treatment of other skin disorders. In January 2000, we received the first 510(k) clearance from the FDA to market an excimer laser system, our XTRAC system, for the treatment of psoriasis. We commercially launched the XTRAC system in the United States in August 2000. In March 2001, we received the first FDA clearance to market our XTRAC system for the treatment of vitiligo. In August 2001, we received the first FDA clearance to market our XTRAC system for the treatment of atopic dermatitis. In May 2002, the FDA granted clearance to market the XTRAC system for the treatment of leukoderma. In August 2003, the FDA granted 510(k) clearance for the XTRAC XL Plus, an upgraded version of the XTRAC excimer laser system. The upgrade improves the reliability and functionality of the laser. Subsequent references to the XTRAC include the XTRAC XL Plus.

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

We believe, based on our analysis set forth below, that the XTRAC system should become a preferred treatment modality for the majority of those afflicted with psoriasis. Although existing treatments provide some relief to psoriasis sufferers, they are inconvenient and may involve negative side effects. We believe that our patent-protected XTRAC system will enable more effective and convenient treatment with minimal side effects.

Treatment of psoriasis commonly follows a step approach with topical therapy as a first-step, phototherapy as second-step, and systemic medications reserved for when all other treatments fail. The clinical body of evidence developed by PhotoMedex and others supports the use of the 308-nm excimer laser as safe and effective for localized plaque-type psoriasis resistant to other first-step therapies, such as topical creams and ointments. In addition, a recently completed economic analysis has demonstrated that the addition of excimer laser treatment results in no expected cost increase to the payer. Further, this analysis demonstrates the cost-effectiveness of the excimer laser is superior due to the increased number of expected disease-free days and remission days.

As a part of our commercialization strategy in the United States, we are providing our XTRAC system to targeted dermatologists at no initial capital cost to them. We own the equipment and charge the dermatologists on a per-treatment basis for use of the XTRAC system. We believe that this strategy, combined with more widespread insurance reimbursement, will create attractive incentives for these dermatologists to adopt our XTRAC system and will accelerate further market penetration. We expect to receive a recurring stream of revenue from per-treatment charges to dermatologists for use of our XTRAC system. Outside of the United States, our strategy is primarily selling XTRAC systems directly to dermatologists through our distributors, but we may supplement this strategy by providing XTRAC systems to dermatologists with a usage-based revenue stream to us.

Background on Psoriasis

Psoriasis is believed to be a non-contagious, autoimmune medical disorder and a chronic inflammatory skin disease affecting more than 7 million Americans and between 1% and 3% of the world’s population. There is no known cure for psoriasis. Although clinical symptoms and severity vary greatly between individuals and over periods of time, psoriasis appears most commonly as inflamed swollen lesions covered with silvery white scales. Psoriasis patients often suffer from debilitating and painful swelling, itching, bleeding, cracking and burning, resulting in decreased mobility, depression and low self-esteem. The National Psoriasis Foundation, or NPF, estimates that, in the United States, dermatologists treat over 1.5 million psoriasis patients each year.

While the exact cause of the disease remains unknown, the emerging consensus among scientists and physicians characterizes psoriasis as an autoimmune medical disorder in which excessive “T” cell stimulation in skin cells activates an inflammatory response and excessive skin cell production. The disease causes the rate at which skin cells are produced and pushed to the outer skin layer to increase seven-fold, from every 28 days to every two to four days. The body can’t shed the skin cells fast enough and this process results in patches, or “lesions,” forming on the skin’s surface. Psoriasis cases are classified as mild (less than 2% of the body’s surface area affected and usually localized on the knees, elbows, scalp, hands and feet), moderate (between 2% and 10% of the body’s surface area affected and usually appearing on the arms, legs, torso and head) and severe (greater than 10% of the body’s surface area affected and potentially involving all areas of the skin). Our initial target market is patients with mild to moderate psoriasis that represent 80% of all psoriasis cases.

Conventional Treatment Methods for Psoriasis

Psoriasis is a chronic (life-long) illness that affects more than 7 million people in the United States. Because psoriasis is chronic and unpredictable, it can be challenging to treat. Most people need ongoing treatments and visits to the doctor. In severe cases, people may need to be hospitalized. About 56 million hours of work are lost each year by people who suffer from psoriasis, and between $1.6 billion and $3.2 billion is spent per year to treat psoriasis.

Currently, psoriasis is treated with topical treatments (such as skin creams and ointments), phototherapy and systemic drugs. In addition, a new category of drugs have recently been added which is commonly referred to as biologics. Treatment of psoriasis commonly follows a step approach with topical therapy as first step, phototherapy as second step, and systemic medications or biologics reserved for when all other treatments fail.

Topical Treatments. Although physicians generally use topical therapy as a starting point for the treatment of psoriasis, regardless of its severity, it is typically recommended for patients with mild and moderate psoriasis. The most commonly used topical treatment is corticosteroids that are demonstrated to reduce inflammation and itching and inhibit cell proliferation. Existing topical treatments have shown efficacy for relatively short periods of time in only 45% of patients. Frequent recurrence of the disease associated with topical therapies results in a high number of required treatments, making topical therapies relatively inconvenient. In addition to inconvenience and inherent messiness, topical therapies may cause numerous side effects including thinning skin, irritation, burning, skin discoloration and light sensitivity. The anticipated annual costs to treat a patient from a third-party payer perspective, including those who fail the most common topical combination therapy and are provided a currently available second-step therapy, is approximately $2,340.

Phototherapy Treatments. The most common phototherapy treatments are Ultraviolet B radiation, or UVB, and psoralen with Ultraviolet A, or PUVA. According to the NPF, these therapies are considered to be the most effective treatments for people with moderate to severe psoriasis, temporarily clearing psoriasis in over 75% of patients when prescribed.

In most UVB treatment protocols, the whole body of the patient is radiated with UVB rays, as the patient stands in a special booth lined with UVB lamps. During this procedure, healthy skin as well as psoriasis-affected skin is exposed to UVB radiation, which may cause severe burns and increase the risk of skin cancer and premature aging. In order to manage potentially harmful radiation and minimize side effects to healthy skin, the treating physician must limit the intensity of the dosage. This results in a typical treatment cycle of 20 to 40 sessions or more, requiring a significant time commitment by psoriasis patients. This time-consuming treatment cycle creates substantial inconvenience and disruption to patients’ life styles and leads to poor patient compliance.

PUVA, a treatment similar to UVB, is a combination of UVA with psoralen, a drug used to increase a patient’s sensitivity to the UVA rays. Although PUVA allows a physician to achieve similar efficacy to UVB with fewer required sessions, PUVA can cause additional side effects, including nausea, itching and increased risk of cataracts.

UVB and PUVA treatments are expensive, with the average annual cost of UVB and PUVA therapies ranging from $4,600 - $4,935 as a stand-alone therapy, with alternate second-step therapy upon failure.

Systemic Drugs. These drugs are called “systemic” because they work throughout the body to treat psoriasis, rather than only on top of the skin. They include the prescription drugs methotrexate, cyclosporine and oral retinoids.

Methotrexate and cyclosporine, the most commonly used systemic drugs, can successfully treat over 80% of psoriasis patients when prescribed. These drugs, however, have very serious side effects including nausea, fatigue, liver damage and kidney dysfunction. Because of the potential toxicity of these drugs, treatment protocols for methotrexate therapy require ongoing liver biopsies, and cyclosporine treatments are generally restricted in duration to one year. In addition, these systemic drugs have annual treatment costs ranging from $1,700 to $8,300.

Biologics. According to the NPF, several of the new treatments available to treat severe psoriasis (about 10 – 15% of psoriasis cases) and psoriatic arthritis, called “biologics,” are made from living sources, such as viruses, animals and people. Unlike other systemic drugs, biologics must be injected or infused into the body, rather than taken orally. These new drugs target very specific parts of the immune response.

Alefacept (brand name Amevive) is designed to block a misstep in the immune system—the activation of T cells. Activated T cells fuel the development of psoriasis lesions by causing skin cells to develop and mature at an accelerated rate. Amevive became available to consumers in February 2003. Amevive reduces immune cell counts, which could increase the chance for developing infection or malignancy. The results of clinical studies demonstrate some improvement in symptoms, with 38-42% of patients achieving PASI 50 and 14-21% achieving PASI 75 two weeks after the 12 week treatment. “PASI” is an acronym for Psoriasis Area and Severity Index, the standard benchmark for measuring psoriasis.

Efalizumab (brand name Raptiva) is an antibody that is most similar to other human antibodies so it can slip under the immune system’s radar without being marked as “foreign.” Once inside, Raptiva blocks immune system reactions that lead to the formation of psoriasis lesions. Raptiva became available to consumers in October 2003. Raptiva can decrease the activity of the immune system. People using Raptiva may have an increased chance of getting serious infections and certain cancers. However, the role of Raptiva in the development of cancer is not known. The results of clinical studies demonstrate some improvement in symptoms, with 59% of patients achieving PASI 50 and 27% achieving PASI 75 after 3 months.

These drugs are large protein molecules that would be digested, if taken orally. In that way, they are similar to etanercept (brand name Enbrel) and infliximab (brand name Remicade), which are used to treat psoriatic and rheumatoid arthritis and which must be given by injection. Enbrel is approved for psoriatic arthritis, but it also may be effective to treat psoriasis. It is given by subcutaneous injection two times a week. Remicade is approved for rheumatoid arthritis, but it also seems effective for psoriasis. It is given intravenously over two to four hours.

We understand, based on limited and anecdotal information available, that annual treatment costs using biologics generally exceed $10,000 to $12,000.

Our Solution for Psoriasis

The XTRAC 308 nanometer (nm) excimer laser has emerged as an important treatment option for patients with stable, localized mild-to-moderate plaque psoriasis (about 80% of psoriasis cases),

especially for patients whose plaques are recalcitrant to topical therapy. We believe our XTRAC system should become a preferred treatment modality for the majority of patients suffering from psoriasis. The XTRAC excimer laser offers numerous benefits to the patient, the physician, and the third-party insurance payer, including:

•	At 308 nanometers, the excimer laser utilizes an ultra-narrow wavelength in the narrowband UVB spectrum with a proven anti-psoriatic action. In addition, by focusing the energy exclusively to the psoriasis plaques, the laser avoids potentially detrimental exposure of normal skin to UVB energy, and with fewer side effects than other treatment methods.

•	Unlike most other lasers, our XTRAC system emits a pulsating beam of light that is neither hot nor cold to the touch, resulting in no pain or discomfort to virtually all patients. Clinical studies have demonstrated the XTRAC system to have equal or greater efficacy than the most effective treatment alternatives presently available for psoriasis with fewer treatment visits than conventional phototherapy.

•	Our XTRAC system enables the physician to deliver concentrated doses of ultraviolet light to the psoriasis-affected skin at a higher intensity than is possible with traditional ultraviolet light therapy. As a result, physicians can use the XTRAC system to treat all degrees of psoriasis from mild to moderate cases. The XTRAC system has also proven effective to treat hinged body areas (elbows and knees), which previously have been the most difficult areas of the body to effectively treat with topical treatments and other ultraviolet light therapy.

•	Most patients (84%) will obtain significant improvement (>75%) with 6 to 10 treatments (2 treatments per week for 3 to 5 weeks). These results have demonstrated to be long-lasting as well, with mean remission rates reported from 3.5 to 6 months.

•	The excimer laser also has an established cost-effectiveness profile. A recently completed clinical economic analysis has demonstrated that the addition of excimer laser treatment results in no expected cost increase to the payer. Additionally, the annual cost of excimer laser treatment is comparable to or less than other standard “Step 2” psoriasis treatment modalities, such as phototherapy treatment alternatives or alternative topical therapies. In addition, the cost-effectiveness of the excimer laser is superior due to the increased number of expected clear days.

•	The acceptance of this procedure has been established by the American Medical Association through the establishment of three specific CPT codes describing this procedure (96920, 96921, 96922), as well as the establishment of Relative Value Units adopted by CMS.

•	Numerous private payers and CMS carriers have recognized the clinical and economic merits of this treatment and have adopted medical coverage policies endorsing its use. In addition, approximately 30,000 excimer laser psoriasis procedures have been performed in the United States in 2003 (since the issuance of relevant CPT codes), and approximately 56,000 such procedures have been performed since 2001.

Our Solution for Vitiligo

In March 2001, the FDA granted 501(k) clearance to market our XTRAC system for the treatment of vitiligo. Vitiligo is a disease in which the skin loses pigment due to destruction of the pigment cells, causing areas of the skin to become lighter in color than adjacent healthy skin. This condition can be distressing to patients. Between 1% and 2% of the population suffers from the condition, and there is no known cure. The principal conventional treatments for symptoms are PUVA radiation and, to a lesser extent, topical steroids and combination therapies. According to the National Vitiligo Foundation, or NVF, the cost of PUVA treatments, over a 12 to 18 month period, can run $6,000 or more and involve 120 clinic visits. Moreover, according to the NVF, current conventional treatment methods are unsatisfactory and many patients tend to lose the pigment they were successful in gaining through PUVA therapy. Our XTRAC system can effectively re-pigment a patient’s skin, allowing treated areas to become homogeneous in pigment to healthy surrounding skin and restore the patient’s skin to its original condition.

Our Solution for Atopic Dermatitis

In August 2001, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of atopic dermatitis. Atopic dermatitis is a common, potentially debilitating condition that can compromise the quality of life for those it affects. The condition appears as chronic inflammation of the skin that occurs in persons of all ages, but is reported to be more common in children. Skin lesions observed in atopic dermatitis vary greatly, depending on the severity of inflammation, different stages of healing, chronic scratching and frequent secondary infections. It is reported that atopic dermatitis affects some 10% of children in the United States alone, and more than $364 million is spent annually in the treatment of this disease. Treatment options include corticosteroids, which can have negative side effects, and UVB phototherapy. The use of UVB phototherapy in the treatment of atopic dermatitis has been shown effective in published studies. Accordingly, because of the controlled and targeted application provided by our XTRAC laser, large areas of healthy skin are not exposed to UVB light and the corresponding potentially carcinogenic effect of other phototherapy treatments. We believe that the XTRAC system could be an alternative protocol for treating atopic dermatitis effectively. However, we do not intend to undertake clinical research that would clarify such an alternative protocol until we have secured our primary goal – wider private-payer reimbursement for psoriasis.

Our Solution for Leukoderma

In May 2002, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of leukoderma, commonly known as white spots, and skin discoloration from surgical scars, stretch marks, burns or injury from trauma. The XTRAC system utilizes UVB light to stimulate melanocytes, or pigment cells, deep in the skin. As these cells move closer to the outer layer of skin, re-pigmentation occurs.

Our Business Strategy

Our short-term goal is to establish the XTRAC system as a preferred treatment modality for psoriasis and other inflammatory skin disorders through persuasive clinical evidence and widespread private healthcare reimbursement. Our longer-term goal is to be a world-class provider of highest quality, cost-effective, medical technologies, including photo-medicine and surgical procedures delivered in doctors offices, hospitals and surgical centers. The following are the key elements of our strategy:

Establish Our XTRAC System as a Preferred Treatment Modality for Psoriasis and Other Inflammatory Skin Disorders. Several opinion leaders in the dermatological community have endorsed our XTRAC system as a preferred treatment modality for the majority of psoriasis and vitiligo patients. We intend to use these endorsements to accelerate the acceptance of our XTRAC system among dermatologists. We have also developed a set of medical practice tools, such as patient education videos, patient letters, sample press releases, point-of-sale displays and other advertising literature, to assist the dermatologist in marketing our XTRAC system.

Build Broad Consumer Awareness Program to Attract Those Not Currently Seeking Treatment. Of the 7 million psoriasis patients in the United States, only about 1.5 million seek care.

Many do not seek care, largely due to the frustration caused by the limited effectiveness, inconvenience and negative side effects of other treatment alternatives. We have expended funds in print, radio and/or Internet advertising to educate this frustrated segment of the population about how our XTRAC system enables more convenient and effective psoriasis treatment. We intend to continue these marketing efforts once we have received widespread private healthcare reimbursement for psoriasis and as our needs and resources permit.

Increase Installed Base of Our XTRAC Systems by Minimizing Economic Risk to the Dermatologist. In the United States, we place our XTRAC system in dermatologists’ offices free of charge. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating an inherent economic risk to them. We also intend to ultimately market our XTRAC system in this manner outside of the United States in combination with continuing to sell XTRAC systems directly to dermatologists in these foreign markets through distributors.

Generate Recurring Revenue by Charging the Dermatologist a Per-Treatment Fee. Because there is no known cure for psoriasis, which is a chronic condition, we generate, and expect to continue to generate recurring revenue in the United States from patients utilizing our XTRAC system. We charge the dermatologist a per-treatment fee. Additionally, we intend to increase our recurring revenue by targeting dermatologists whose practices are located in geographic regions with the largest concentration of psoriasis and vitiligo patients and areas with favorable private healthcare reimbursement.

Sell the XTRAC System in Foreign Countries to be Utilized to Treat Patients on a Wider Basis. We have entered into a number of distribution agreements with respect to the proposed sale of the XTRAC system on an international basis. We have chosen this marketing approach over a direct marketing approach because of the varying economic, regulatory, insurance reimbursement and selling channel environments outside of the United States. We intend to enter into additional agreements in other countries. However, we cannot be certain that our international distributors will be successful in marketing the XTRAC system outside of the United States or that our distributors will purchase more than the minimum contractual requirements under these agreements.

Expand Clinical Applications to the Treatment of Other Skin Disorders. More than 30 skin disorders other than psoriasis, vitiligo, atopic dermatitis and leukoderma react positively to ultraviolet light therapy. We will continue to invest in research and development of new products and in additional applications of our existing patented laser technology to treat other skin disorders which are susceptible to ultraviolet light therapy, once we have received widespread private healthcare plan reimbursement for psoriasis.

Commercialize Intellectual Property for Other Applications. Our patented laser technology has potential applications for non-medical uses and for medical uses beyond skin disorders. We also intend to continue to expand our intellectual property base through research and development efforts. We will consider appropriate commercial opportunities arising from third party applications of our proprietary technology in areas other than skin disorders. For example, in August 2000, we entered into a non-exclusive license agreement with Komatsu, Ltd. under which Komatsu has agreed to pay us a royalty for the use of a United States laser patent we own in connection with its manufacture of semi-conductor lithography equipment. However, we have received no royalties to date.

Achieve Widespread Private Healthcare Reimbursement. The Centers for Medicare and Medicaid Services (CMS) published national Medicare rates, effective January 1, 2003, for the newly established laser reimbursement codes for inflammatory skin disorders such as psoriasis. A data compendium of clinical and economic evidence establishing the XTRAC as safe, efficacious, and cost-effective, has been mailed to virtually all insurance plans in the United States between December 2003 and February 2004. A critical component of the mailing was the recently completed psoriasis health economic study, which concluded that the overall clinical impact of the XTRAC excimer laser has proven to be outstanding for expected treatment-free days and remission days. Further, it stated the expected costs are lower than those for other phototherapies and comparable to the most commonly used second-step topical alternatives. Because total expected annual per-patient costs, with or without XTRAC, are equivalent for patients who start on combination first-step therapy, payers bear no incremental procedure cost if the excimer laser is included in the overall mix of second-step care. The data contained therein supports the establishment of medical policies by private healthcare reimbursement plans for the treatment of mild to moderate psoriasis. We hope to develop wider private healthcare reimbursement arrangements through this marketing effort, but can give you no assurances to this effect.

Our XTRAC System

Our XTRAC system combines the technology of an excimer laser, or “cold” laser system (already in use for a variety of medical and cosmetic treatments), with the use of ultraviolet light therapy. The XTRAC system applies a concentrated dose of UVB radiation directly to disease skin at a higher intensity than traditional ultraviolet light therapy. Our XTRAC system utilizes a 308 nm light wavelength, which studies have shown to be the optimal wavelength to treat psoriasis effectively. Our XTRAC system consists of the laser, which is mobile, and a hand piece attached to the laser by a liquid light guide or by a fiber optic cable, which are designed to permit direct application of the ultraviolet light to psoriasis-affected skin.

Between March 1998 and November 1999, we initiated five clinical trials of our XTRAC system at Massachusetts General Hospital. Our objective in these clinical trials was to compare our XTRAC laser technology with standard ultraviolet light therapy in the treatment of psoriasis. In January 2000, we received a 510(k) clearance to market the XTRAC system from the FDA based on the clinical results from these trials. The Massachusetts General Hospital clinical trial, which involved 13 patients, concluded that our XTRAC laser made it possible to treat psoriasis effectively in one session with moderately long remission. The study also concluded that the number of treatments to remission depended largely on the intensity of the ultraviolet light used, finding that medium intensities seemed to provide the best results with a superior balance between quick clearing and patient comfort. We supported the clinical trials with research grants of approximately $954,000, which we have paid entirely as of March 2004.

To support our commercialization strategy, we completed an additional clinical trial in 2000. The trial was designed to validate the results obtained in the Massachusetts General Hospital clinical study in mainstream dermatologists’ offices. We established five Beta sites throughout the United States using our XTRAC system in a clinical trial of 124 persons. This study examined various aspects of excimer laser therapy, including the number of treatments necessary for clearing, the ultraviolet light intensity necessary for clearing and overall patient satisfaction. Our Beta-Site Clinical Study indicated that:

•	approximately 72% of the subjects treated were 75% improved in slightly more than six sessions, with minimal and well-tolerated side effects;

•	some subjects were cleared in as little as one session; and

•	subjects were successfully treated who had psoriasis in the hinged body areas (knees and elbows), which have proven the most difficult for other alternative therapies to demonstrate any significant remedial impact.

In 2001, we received clearance to market our XTRAC system for the treatment of vitiligo and atopic dermatitis, and in 2002 for the treatment of leukoderma. We have also been the beneficiary of 25 clinical articles accepted for publication or published which continue to validate the clinical efficacy of our phototherapy treatments and which have advanced the insurance reimbursement process.

Domestic Commercialization of Our XTRAC System

In the United States, we are commercializing our XTRAC system in a manner designed to provide a recurring revenue stream not only to us, but also to the attending dermatologist, who would otherwise refer the patient for alternative treatment and thereby forego associated revenues. We place units in the offices of dermatologists with high-volume psoriasis practices at no up-front capital cost to the dermatologists. We own the equipment and charge the dermatologist on a per-treatment basis for the use of the XTRAC system.

A dermatologist generally takes delivery of our XTRAC system under the terms of our standard usage agreement, and then has the right to purchase pre-paid treatments which are generally ordered telephonically and added to the laser’s computer by way of a random access code obtained from us and input by the dermatologist. These purchased treatments may be used for multiple treatments for the same or different patients, for psoriasis, vitiligo, atopic dermatitis or leukoderma. A single treatment is then deducted from the laser’s computer upon patient treatment. The dermatologist retains any revenue received from patients or their medical insurance providers.

Generally, dermatologists who treat psoriasis patients refer those patients to independent treatment centers for ultraviolet light or write prescriptions for topical creams or systemic drugs. In such cases, the physician does not ordinarily share in any of the revenue generated from providing treatments to the patient. However, physicians using our XTRAC system will treat the patient in their own office and, therefore, will retain revenue that would otherwise be lost to outside providers. In addition, in most states, a trained technician, rather than the physician, may apply the treatment, thus allowing the dermatologist to continue treating other patients, while at the same time increasing revenue from treatments using our XTRAC system. We believe that this will create an attractive incentive for the dermatologists to use our XTRAC system.

We have promoted our XTRAC system through trade shows, advertising in scientific journals, industry magazines, radio and newsprint, as well as direct mail programs. Our marketing campaign has been designed to accelerate market acceptance of our XTRAC system by increasing physician and patient awareness for our new, unique technology. We intend to increase such initiatives once we have received widespread private health plan reimbursement for psoriasis.

International Commercialization of Our XTRAC System

Our international marketing plan is based on the sale of our XTRAC system through independent, exclusive distributors. We have already entered into agreements with distributors and end users in more than 20 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to market our products in more countries in these markets. In some countries, we anticipate developing relationships similar to those in the United States, whereby we, acting through our distributors, place a laser system in the doctor’s office for free or at minimal cost, and charge the doctor a per-procedure fee. However, we have not entered into any such relationships to date.

Surgical Products and Services: an overview

We market lasers used in surgery in such venues as hospitals, surgi-centers and doctors offices, through our wholly-owned subsidiary, SLT. We market many of our surgical laser products using a similar business model to the marketing of our excimer laser products by charging a per-procedure fee, thereby limiting the initial outlay to the customer for capital expenditure, while ensuring continued revenue flow to us. With the addition of SLT, we now offer a wide range of laser services, including urology, gynecology, orthopedics and general surgery. We have begun to market such services under the trade name PhotoMedex Surgical Services. We also provide products that we manufacture for use in our surgical services business.

We also engage in the development, manufacture and sale of surgical products, including proprietary Contact and free-beam Laser Systems for surgery and in the provision of surgical services on a turn-key procedural basis. We introduced Contact Laser™ surgery by combining proprietary Contact Laser Delivery Systems with an Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. Our Contact Laser Delivery Systems can be used effectively with any wavelength of laser between 532nm and 1064nm, including the KTP laser (532nm), diode laser (various wavelengths) and Nd:YAG laser (1064nm). We have begun to market such products under the trade name PhotoMedex Surgical Products.

Our proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. Through our patented Contact Laser Delivery Systems, we are able to produce a wide range of temperature gradients, which address a broad range of surgical procedures within multiple specialties. Our multiple specialty capability reduces a hospital’s need to purchase several lasers to meet its specialists’ varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control that our Contact Laser Delivery Systems provide, are our primary competitive strengths in surgical products.

During 2001, we introduced the LaserPro CTH holmium laser, a versatile and compact holmium laser for lithotripsy, or fragmentation of calculi of the genito-urinary tract, as well as a broad range of other surgical applications. We also introduced a line of fiber-optic laser delivery systems to be used with the holmium laser. This laser has been used in the provision of surgical services and has also been offered for sale. In 2004, we expect to introduce our new CO2 laser system as well as our own diode laser system, which we anticipate over time will replace the Nd:YAG laser.

Our surgical revenues will thus continue to be generated primarily from:

•	the provision of surgical services;

•	the sale of Contact Laser Delivery Systems and related accessories;

•	the sale of Nd:YAG and CTH holmium laser units;

•	the sale of CO2 and diode units, and related service.

Our Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from our Nd:YAG laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel. Our holmium laser delivery systems consist of fiber-optic delivery systems, which deliver the laser beam from our CTH holmium laser unit to the surgical site. The CO2 laser system does not use a fiberoptic and therefore will have less of a recurrent revenue steam. However, we anticipate that in conjunction with sales of the CO2 laser, we will sell more of our CO2-related accessories.

Surgical Services

We provide our customers with the ability to utilize our laser systems, as well as those of other companies, coupled with a technician on a per-procedure basis. We provide these services for a variety of surgical procedures utilizing various laser technologies. The per-procedure prices we charge for surgical services vary based on the surgical procedure performed.

Our primary competitive strengths in surgical services are in the training we provide to our clinical service technicians, our adherence to quality standards and our ability to integrate products which we manufacture into the range of services we provide. These strengths allow us to provide multiple specialty capability on a cost-effective basis, which in turn reduces or eliminates a hospital’s need to purchase laser systems, associated delivery systems and clinical support to meet its specialists’ requirements.

Most of our operations in surgical services are in the southeastern states of the United States. We also have operations in Milwaukee and the Baltimore-Washington DC, Chicago and Philadelphia areas. We intend to continue to expand the territory where we provide such services and shall explore how we may expand the range of surgical procedures, which we can support. We see surgical services as a business with favorable prospects for revenue growth.

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

Laser Probes and Laser Scalpels. Our proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire or fused silica and have high mechanical strength, high melting temperature and appropriate thermal conductivity. Most of these Laser Probes and Laser Scalpels use our patented Wavelength Conversion effect treatments. We offer more than 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Our Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue effect desired. Additionally, but at much lesser volumes, we market side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels can be re-sterilized and reused.

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

Laser Units. We market the CLMD line of Nd:YAG laser units for use with our Contact Laser Delivery Systems. The line consists of 4 units:

•	the CLMD 25-watts to tissue, on 110 volts;

•	the CLMD 40-watts to tissue, on 110 volts;

•	the CLMD Dual which operates up to 40-watts to tissue on 110 volts and up to 60-watts to tissue on 220 volts; and

•	the CLMD 100-watts to tissue, on 220 volts.

The laser units feature a modular design that allows the customer to upgrade from the 25-watt laser to the 40-watt or Dual laser and from the 40-watt laser to the Dual laser. This modularity provides the customer the flexibility and versatility to change its laser system easily to meet its changing surgery needs. We have discontinued production of the 100-watt unit but will continue in the near term to refurbish such units. We anticipate phasing out the other CLMD units over the near term and replacing the line with a diode laser unit.

We market the CTH holmium laser unit for use with fiber-optic laser delivery systems. The laser unit is 20-watts to tissue, and includes a variable speed foot pedal for improved control of energy.

In addition to introducing a diode laser in 2004, we intend to introduce a CO2 laser in 2004.

We manufacture virtually all of our laser systems and laser delivery systems (other than those manufactured by other companies that are utilized in the provision of surgical services) at our Montgomeryville, Pennsylvania facility. The raw materials we use are generally available in adequate supply from multiple suppliers. We obtain all of our partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. We perform materials processing and final assembly on the Laser Probes and Laser Scalpels using proprietary and patented treatment processes. We also manufacture the fiberoptic delivery systems, with and without handpieces. A domestic supplier manufactures our sterile gas and fluid cartridge systems on an exclusive basis in accordance with our specifications.

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

Marketing

As of March 12, 2004, our sales and marketing organization included 16 full-time employees in North America, five of whom are direct account representatives serving the United States market. We pay our direct sales force employees a salary plus commission. We have one international marketing representative who markets our XTRAC system to distributors worldwide and one international marketing coordinator, both of whom are based in North America.

Our revenues from phototherapy derive predominantly from sales of lasers to our international distributors, although our plan is to increase significantly our revenues in the United States from laser placements in doctors’ offices. Having obtained CPT codes and reimbursement rates from CMS and aggressively pursuing private healthcare insurance, we are continuing the implementation of a limited roll-out of the XTRAC system in the United States. Our plan is to place the XTRAC system in practitioners’ offices and earn revenues from per-procedure fees. The timing and scale of the roll-out are dependent on gaining widespread private healthcare plan reimbursement for psoriasis.

We sell our surgical products and services to hospitals and surgery centers as well as to individual practitioners. We design our products to be cost-effective and, where applicable, to be accessible and easy to use with various other technologies or products. Our marketing efforts include activities designed to educate physicians and nurses in the use of our products and services.

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

Research and Development

As of March 12, 2004, our research and development team included three full-time research employees and 11 engineers. We conduct our research and development activities at both of our facilities in Carlsbad, California and Montgomeryville, Pennsylvania. Our research and development expenditures were approximately $1.8 million in 2003, $1.8 million in 2002 and $3.3 million in 2001.

Our research and development activities are focused on:

•	the application of our XTRAC system to the treatment of other inflammatory skin disorders;

•	the development of additional devices to further improve the phototherapy treatments performed with our XTRAC system;

•	the development of new lines of phototherapy products for medical treatments;

•	the improvement of surgical products through tissue effect technologies that include laser and non-laser based technologies focused on improving our product and service offerings;

•	the development of new lines of surgical lasers and related delivery systems for medical treatments;

•	the development of additional products and applications, whether in phototherapy or surgery, by working closely with medical centers, universities and other companies worldwide; and

•	the development of new applications in minimally invasive and open surgery procedures where precision and hemostasis are critical to the procedure being performed and where our products and services can demonstrate distinct clinical advantages and cost-effectiveness relative to traditional surgical methods.

Patents and Proprietary Technologies

We intend to protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Patents and other proprietary rights are an element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of the date of this Report, we have 21 domestic and 22 foreign issued patents, which serve to help protect the technology of our businesses in phototherapy and surgical products and services. To the same purpose, we have a number of patent applications pending in the United States and abroad.

We have licensed certain of our proprietary technology in phototherapy to Komatsu, Ltd. in connection with its manufacture of semi-conductor lithography equipment, for which we are entitled to receive royalty fees. Conversely, from time to time, we seek licenses from third parties for technology that can broaden our product and service offerings.

We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products. Accordingly, we have registered two of our phototherapy trademarks and seven of our trademarks in surgical products with the U.S. Patent and Trademark Office.

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

In the United States, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA’s good manufacturing practices, and quality system regulations. Class II devices are subject to general as well as special controls, such as performance standards, post market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices, which have been found not to be substantially equivalent to legally marketed devices.

Before a new medical device can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Food and Drug Modernization Act of 1997, or the FDA Act, or a pre-market approval application under Section 515 of such FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device or certain Class III devices. We have received FDA 510(k) clearance to market our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Additionally, the FDA has issued clearances to commercially market our Contact Laser System, including the laser unit, Laser Probes and Laser Scalpels and Fiberoptic Delivery System, in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardio-thoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances or were otherwise permitted to be used in such areas. We have also received FDA clearance under Section 510(k) to market our holmium laser system, including the laser unit and fiberoptic delivery systems, in a variety of surgical specialties and procedures in urology, otorhinolaryngology, discectomy and percutaneous laser disc decompression. We have pending 510(k) applications for our diode and CO2 laser systems.

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions. In August 2003, the FDA granted 510(k) clearance for modifications that had been made to the XTRAC laser, which we now market as the XTRAC XL Plus excimer laser system.

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

We are subject to routine inspection by the FDA and have to comply with a number of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulation, good manufacturing process requirements, medical device reporting regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA’s prohibitions against promoting products for unapproved or off-label uses.

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

We have received ISO 9001/EN46001 certification for our XTRAC system and our Nd:YAG and holmium laser systems. This certification authorizes us to affix a CE Mark to our products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries of the European Union, or EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the EU. Our products have also met the discrete requirements for marketing in various other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution.

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

Third-party reimbursement has not changed significantly in 2003 from 2002 for our international XTRAC business segment or in our segments of surgical services and surgical products. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems, as well as government-managed systems. Our products have not been approved for reimbursement in any international markets under either government or private reimbursement systems. Reimbursement for the products and services provided by our Surgical Services and Surgical Products segments is generally well established and not viewed as an obstacle to growth in those segments.

Our primary focus in 2003 has been to amplify our efforts which we began in 2002 on third-party reimbursement in our domestic XTRAC business segment. In February 2002, the Current Procedural Terminology Editorial Board of the American Medical Association, or AMA, approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory skin diseases, which would include laser therapy using our XTRAC system to treat such conditions. In December 2002, the Centers for Medicare and Medicaid Services, or CMS, published the relative values and national Medicare reimbursement rates for each of the CPT codes. These reimbursement rates were effective January 1, 2003, however, they could not be paid sooner than March 1, 2003. The designation for laser treatment for inflammatory skin disease (psoriasis) was broken into three distinct codes, based on the total skin surface area being treated:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2003 national payment of approximately $151.53 per treatment;

•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2003 national payment of approximately $155.20 per treatment; and

•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2003 national payment of approximately $214.05 per treatment.

The state rates will vary by overhead factors applicable to each state. The 2004 CMS Medicare payment levels were announced in December 2003 with significant increases. The amounts for each code are $335.66, $339.02, and $404.74, respectively. Representatives from the American Academy of Dermatology and the American Medical Association’s RUC Committee are reviewing with CMS the basis for the significant increase. We expect that the 2004 rates ultimately will be adjusted downward to more closely approximate the 2003 payment levels adjusted only for inflationary factors.

In addition to Medicare and Medicaid, consistent domestic private healthcare reimbursement is critical for significant growth in XTRAC laser system procedures. Although there were more than 30,000 XTRAC procedures in 2003 with the majority being covered by third-party reimbursement, our reimbursement experts developed an understanding that a rapid increase in widespread adoption of private healthcare reimbursement was being thwarted by a belief that the XTRAC therapy, although widely publicized as clinically safe and efficacious, was not viewed as being economically cost-effective compared to other existing therapies. We believe the recently completed economic study overcomes this objection.

The Data Compendium

In October 2003, we engaged an independent health economic research firm to study the economic profile of the XTRAC. The results of this study were included in a Data Compendium mailing in December 2003 and February 2004 to almost all private medical insurance carriers throughout the country.

Recent feedback to us indicates that the Data Compendium is instigating a re-evaluation by private payers of their policies on reimbursement for treatment of psoriasis using the XTRAC. The key components of the Data Compendium included information on:

•	Epidemiology and Pathophysiology of Psoriasis

•	Goal of Therapy

•	Product Description

•	Technology Evaluation

•	Place in Therapy

•	Expected Clinical and Economic Outcomes

•	Appendices.

The following is a synopsis of the key components of the Data Compendium, which advocates that the XTRAC is proven to be safe, effective and economical. We cannot assure you that we will obtain any additional reimbursement approvals as a result of the mailing of the Data Compendium.

Epidemiology and Pathophysiology. Psoriasis is a common immune-mediated chronic skin disease that comes in different forms and varying degrees of severity. About 80% of people with psoriasis develop plaque psoriasis, the most common form of this disease. Plaque psoriasis is a genetic disease, with a family association in 1 out of every 3 cases. It can develop at any time and, for most people, it appears between the ages of 15 and 35 years.

Plaque psoriasis, characterized by well-defined patches of red, raised skin, is most commonly located on the knees, elbows, scalp, trunk, and nails. The severity of psoriasis is measured in terms of its physical and emotional impact. If less than 2% of the body is involved, the case is considered mild. Between 3% and 10% is considered moderate, and more than 10% is severe. Psoriasis is also measured by its impact on quality of life. When psoriasis impairs function (either by involving hands and feet or damaging emotional well being), the case may be considered severe.

Goal of Therapy. The National Psoriasis Foundation (NPF) states the goal of therapy is to find a treatment that achieves the best results with the fewest side effects. Treatment of psoriasis commonly follows a step approach with topical therapy as first step, phototherapy as second step, and systemic or biologic medications reserved for when all other treatments fail.

Product Description. 308nm UV laser energy is a refined source of narrowband ultraviolet light that is limited to one preferred wavelength within the narrowband UVB range. Targeted delivery of the light solely to the psoriatic plaque is enabled with a focused handpiece. Since the energy is targeted only to plaque areas, normal skin areas are unexposed and unaffected; thus, higher light energy fluences can be delivered to the target plaque, which enhances the antipsoriatic action of the light energy delivered.

This refined delivery of traditional narrowband UVB light energy as targeted 308nm-only light is a safe and effective treatment for psoriasis.

The ideal treatment candidate for 308nm UV laser light therapy would be a patient with mild or moderate plaque psoriasis covering less than 10% of body surface area for whom first-line therapy, such as topicals, has been unsuccessful. (The treatment time required to treat over 10% body surface area in a targeted fashion would not be clinically practical.)

Technology Evaluation. To evaluate whether the use of the 308nm UV (xenon chloride excimer) monochromatic (laser) light therapy improves health outcomes for patients with mild-to-moderate stable, localized plaque-type psoriasis who have failed standard topical therapy, objective evaluation criteria consistent with evidence-based medicine are used. Many standard criteria have been developed for this purpose. In the Data Compendium, the use of 308nm laser therapy for psoriasis is evaluated utilizing a set of technology evaluation criteria similar to those employed by many insurers, including:

1.	The technology must have final approval from the appropriate governmental regulatory bodies.

The 308nm excimer laser from PhotoMedex, Inc. obtained marketing clearance by the US Food and Drug Administration in March 2001 via 510(k) number K003705. The intended use is UVB phototherapy for psoriasis and vitiligo.

2.	Scientific evidence must permit conclusions concerning the effect of the technology on health outcomes.

There is a basic scientific foundation in the literature that UVB light is effective in treating psoriasis, that narrow-band UVB light is more effective, and that super-narrow-band UVB light at 308nm enables a more potent delivery of the antipsoriatic action of the light energy at that wavelength spectrum. There have been numerous clinical studies to confirm this scientific foundation.

3.	The technology must improve the net health outcome.

Studies have shown that carcinogenicity of different UV therapies increases in parallel with the cumulative UV dose during life. Targeted phototherapy, such as with the Xenon Chloride (XeCl) laser, results in sparing the surrounding normal skin from unnecessary (potentially carcinogenic) UV radiation exposure, as opposed to traditional, non-targeted phototherapy, which exposes normal skin to potentially harmful UV energy. The body of clinical evidence and scientific literature supports the conclusion that the beneficial effects on health outcomes outweigh any harmful effects on health outcomes.

4.	The technology must be as beneficial as any established alternatives.

Established alternative therapies for mild-to-moderate psoriasis include topical therapy and UV phototherapy. A direct comparative trial of 308-nm therapy versus narrowband UVB showed that the 308-nm therapy achieved clearance similar to narrowband UVB but with fewer treatments, specifically in only 8 treatments on average with the 308-nm laser versus 30 treatments with narrowband UVB. The number of treatments was 3.6 times less with the laser than with narrowband UVB, providing the patients with a significantly more efficient alternative.

Efficacy of the variety of topical therapies is well established and has been reported extensively in the literature, as has the effect of placebo treatments. Published studies reported results with topical therapy, phototherapy and combination therapy, and compared that to the reported results with 308-nm UVB laser treatment. This study reported that:

“A greater percentage of patients achieved 75% improvement with the UVB laser treatments than was reported for other forms of phototherapy or systemic therapy with acetretin or low dose cyclosporine, and did so more rapidly. The UVB laser study patients achieved the 75% improvement endpoint in an average of 46% fewer treatments than was observed in other phototherapy studies. Laser treatment and topical calcipotriene had similar efficacies, and both were more effective than topical tazarotene or topical fluocinonide. As compared to topical therapies, the time to achieve 75% improvement favored the UVB laser. 308nm laser treatments for psoriasis are clearly more effective than placebo and are comparable to or more effective than many other standard treatments for psoriasis.”

5.	Improvement must be attainable outside the investigational settings

Clinical investigations of the 308-nm UVB excimer laser therapy were conducted under the usual conditions of medical practice; thus, patients are expected to achieve similar results when receiving this treatment in the clinical setting.

Typically, in the clinical setting, psoriasis patients will be treated initially with topical therapy as a first-step treatment. The 308-nm therapy will be generally considered as a treatment option for patients for whom topical therapy has failed.

Additionally, in the clinical setting, it is not practical to treat more than 10% body surface area of psoriasis, because of the extended treatment time required due to the relatively small treatment-spot size. Investigations generally reflected this clinical setting reality, limiting eligible study patients to those with less than 10% body surface area of psoriasis.

Approximately 30,000 excimer laser procedures have been performed in the United States in 2003 (since the issuance of relevant CPT codes), and approximately 56,000 such procedures have been performed since 2001. This is further evidence that the procedure is effectively performed outside of investigational settings.

Place in Therapy. The body of evidence contained in the Data Compendium supports our first thesis that the use of the 308-nm excimer laser is safe and effective for localized plaque-type psoriasis resistant to other first-step therapies, such as topical creams and ointments.

The ideal treatment candidate for 308nm UV laser light therapy would be a patient with mild or moderate plaque psoriasis covering less than 10% of body surface area for whom first-step therapy, such as topicals, has been unsuccessful. (The treatment time required to treat over 10% body surface area in a targeted fashion would not be clinically practical.)

Expected Clinical and Economic Outcomes. Our second thesis is that the XTRAC is cost–effective. A recently completed clinical economic analysis has demonstrated that the addition of excimer laser treatment results in no expected cost increase to the payer. Additionally, the annual cost of excimer laser treatment is comparable to or less than other standard “Step 2” psoriasis treatment modalities, such as phototherapy treatment alternatives or alternative topical therapies. In addition, the cost-effectiveness of the excimer laser is superior due to the increased number of expected clear days.

Competition

The market for our XTRAC phototherapy system is highly competitive. We compete with other products and methodologies used to treat the symptoms of psoriasis, vitiligo, atopic dermatitis and leukoderma, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system will compete with alternative treatments for these disorders primarily on the basis of its effectiveness, as well as on the basis of the lower out-of-pocket costs, as compared to costs associated with alternative treatments. Market acceptance of our XTRAC system treatment for these diseases is dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as a preferred treatment modality. In addition, all or a portion of patient costs for many of the alternative treatments are paid or are reimbursable by health insurance coverage or other third-party payers, such as Medicaid and Medicare. Patient costs for treatments utilizing our XTRAC system may not be initially eligible for health care coverage or reimbursement by third-party payers until such payers approve reimbursement. This may cause some patients or physicians to choose alternative treatments offered by our competitors.

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

Various other companies are now marketing laser-based phototherapy treatment products. One competitor has received FDA clearance to market an excimer laser for the treatment of psoriasis in the United States, and another competitor has asserted that it has such clearance – an assertion we are disputing. At least three foreign-based companies are currently marketing an excimer laser for the treatment of skin disorders outside of the United States. Two others have developed pulse-dye lasers, which are being explored as treatments for psoriasis. Another company has announced FDA clearance for a standard UVB light based system using a fiber-optic delivery system for the treatment of skin disorders. All of these technologies will continue to evolve with time. We cannot say how much these technologies will impact on us.

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

Employees

As of March 12, 2004, we had 138 full-time employees, which consisted of five executive personnel (four executive personnel at our Montgomeryville, Pennsylvania facility and one at our Carlsbad, California facility), 18 sales and marketing staff, 84 people engaged in manufacturing of lasers and laser-related products, six customer-field service personnel, three people engaged in research and development, 11 engineers and 11 finance and administration staff. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union or covered by a collective bargaining agreement. We believe that we have good relations with our employees. We provide our employees with certain benefits, including health insurance.

Risk Factors

The following are important factors that you should consider in connection with the purchase or sale of our securities:

We have a history of losses; we expect future losses and cannot assure you that we will become or remain profitable.

Historically, we have incurred significant losses and have had negative cash flows from our phototherapy operations. Our surgical products and services business also has generated losses in recent years. To date, we have dedicated most of our financial resources to research and development and general and administrative expenses. As of December 31, 2003, our accumulated deficit was approximately $71.3 million.

Our future revenues and success depend significantly upon acceptance of our excimer laser systems for the treatment principally of psoriasis, but later also of vitiligo, atopic dermatitis and leukoderma. Our XTRAC system for the treatment of these conditions generates revenues, but those revenues are presently insufficient to generate positive cash flows from our operations in the two XTRAC-related business segments. Our future revenues and success also depend on the continued revenue growth of our surgical services business and revenue stability within our surgical products business. Our ability to market our products and services successfully and the expected benefits to be obtained from our products and services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

We expect to incur operating losses as we move into fiscal 2004 because we plan to spend substantial amounts on securing broader reimbursement for psoriasis by private healthcare plans and in expanding, in controlled fashion, our operations, both in phototherapy and in surgical services. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

We have historically financed our operations through working capital provided from the private placement of equity securities. We raised approximately $6,172,500 of gross proceeds in June 2002 and $10,170,000 of gross proceeds in May 2003. We believe that our existing financial resources and any revenues from our phototherapy and surgical sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements into the first quarter of 2005. The 2004 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for use of the XTRAC system based on our expectation that over the course of the year more private healthcare plans will define an appropriate role for the XTRAC as a treatment modality for psoriasis and authorize reimbursement for it. However, we may have to raise substantial additional capital if:

•	changes in our research and development plans necessitate unexpected large future expenditures; or

•	operating losses continue, if anticipated approval for reimbursement by private healthcare plans or demand for our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma, or our surgical laser systems do not meet our current expectations; or

•	the geographic expansion of our surgical services is stymied by competition and revenue increases do not materialize; or

•	we need to maintain favorable, but costlier, momentum in the growth of our revenues.

If we need additional financing, we cannot assure you that it will be available on favorable terms, if at all. In addition, any future issuance may result in substantial dilution to existing shareholders. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan for our XTRAC system and surgical services;

•	take advantage of future opportunities, including synergistic acquisitions;

•	expand our manufacturing facilities, if necessary, based on increased demand for our XTRAC system or other surgical products which may be introduced;

•	respond to customers, competitors or violators of our proprietary and contractual rights; or

•	remain in operation.

Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma, our surgical laser products, and any of our future products or services may fail to gain market acceptance, which would adversely affect our competitive position.

No independent studies with regard to the feasibility of our proposed business plan have been conducted by third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and our other products. Our surgical services may fail to gain market acceptance in new territories into which we expand, and our infrastructure to enable such expansion, though stronger than in the past, is still limited. Even if adequate financing is available and our products are ready for market, we cannot assure you that our products and services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. We cannot assure you that the marketplace will be receptive to our surgical services or our excimer laser technology over competing services and therapies or that a cure will not be found for the underlying diseases we assist in treating. Failure of our products and surgical services to achieve market acceptance would have a material adverse effect on our business, financial condition and results of operations.

While we have engaged in clinical studies for our psoriasis treatment, and based on these studies, we have gained FDA clearance, appropriate CPT codes for treatment and suitable reimbursement rates from CMS for those codes, we may face yet other hurdles to market acceptance if, for example, practitioners in significant numbers wait to see longer-term studies or if it becomes necessary to conduct studies corroborating the role of the XTRAC laser as a second-line therapy for psoriasis. We have not had sufficient time to observe the long-term effectiveness or potential side effects of our treatment system for psoriasis, or for vitiligo, atopic dermatitis or leukoderma.

In 2003, we improved the reliability and functionality of the XTRAC laser and upgraded such lasers both in the United States and overseas. These efforts should help us gain market acceptance for the XTRAC both in the United States and abroad, but do not guarantee such acceptance or that we may not encounter further problems in reliability.

Our success depends on third-party reimbursement of patients’ costs for our XTRAC system, which could result in price pressure or reduced demand.

Our ability to market products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. We have completed a study on the clinical role of the XTRAC in the treatment of psoriasis and on the costs that an insurer may expect to incur from treatments by the XTRAC in its clinical role. At this time, we cannot give assurance that the study will persuade private plans to adopt favorable reimbursement policies or to accept the XTRAC in its clinical role a second-line therapy in the treatment of psoriasis. Additionally, third party payers may require further clinical studies or changes to our pricing structure and revenue model before authorizing reimbursement.

To date, we have received reports that approximately 79 private insurance companies, along with 24 Medicare plans throughout the country, have paid for claims submitted by patients or their doctors for treatment of psoriasis utilizing the XTRAC system. We are continuing the implementation of a roll-out strategy for the XTRAC system in the United States. The success of the roll-out depends on more plans beginning to pay claims and adopting favorable reimbursement policies. We can give no assurance that any other health insurers will begin to pay claims or that currently reimbursing insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

We intend to seek coverage and reimbursement for the use of the XTRAC system to treat other inflammatory skin disorders, after additional clinical studies are completed. There can be no assurances that we will be in position to expand coverage for vitiligo or to seek reimbursement for the use of the XTRAC system to treat atopic dermatitis or leukoderma, or, if we do, that any health insurers will agree to any reimbursement policy.

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

We commercially introduced the XTRAC system in August 2000, but decelerated that introduction while we sought appropriate CPT codes and suitable rates of reimbursement from CMS. After we obtained CPT codes and reimbursement rates from CMS for the CPT codes, we began a roll-out strategy for the XTRAC system in the United States. To achieve increasing revenue, this product must also gain recognition and adoption by physicians who treat psoriasis and other skin disorders. The XTRAC system represents a significant departure from conventional psoriasis treatment methods. We believe that the recognition and adoption of the XTRAC system would be expedited if there were long-term clinical data demonstrating that the XTRAC system provides an effective and attractive alternative to conventional means of treatment for psoriasis. Currently, however, there are still only limited peer-reviewed clinical reports and short-term clinical follow-up data on the XTRAC system. Physicians are traditionally cautious in adopting new products and treatment practices, partially due to the anticipation of liability risks and partially due to uncertainty of third-party reimbursement. If physicians do not adopt the XTRAC system, we may never achieve significant revenues or profitability.

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

Trade secrets and other proprietary information which are not protected by patents are also critical to our business. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are and even if we are able to prove the breach or that our technology has been misappropriated under applicable state law, there may not be an adequate remedy available to us. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and even if we prevail in litigation, the party we prevail over may have scant resources available to satisfy a judgment. Also, third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to our own. Without the protection afforded by our patent, trade secret and proprietary information rights, we may face direct competition from others commercializing their products using our technology and that could have a material adverse effect on our business.

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

•	requiring us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, and such a license may not be available on commercially reasonable terms, if at all;

•	preventing us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability for damages;

•	consuming a substantial portion of our managerial and financial resources; or

•	resulting in litigation or administrative proceedings that may be costly, whether we win or lose.

We may not be able to protect our intellectual property rights outside the United States.

Intellectual property law outside the United States is uncertain and in many countries is currently undergoing review and revision. The laws of some countries do not protect our intellectual property rights to the same extent as laws in the United States. The intellectual property rights we enjoy in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors’, foreign intellectual property rights, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights internationally, we may face increased competition outside the United States, which could materially adversely affect our future business, operating results and financial condition.

Our failure to obtain or maintain necessary FDA clearances or approvals could hurt our ability to distribute and market our products in the United States.

Our products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or pre-market approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from four to twelve months, or longer. The pre-market application approval process is much more costly, lengthy and uncertain. It may take one to three years or even longer. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability.

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

Even if we obtain the necessary regulatory approvals for our phototherapy products from foreign governments, market acceptance in international markets may depend on third party reimbursement of participants’ costs.

As of the date of this Report, we have introduced our XTRAC system through our distributors and to end users into markets in more than 20 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to expand the number of countries in these markets where we distribute our products. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase more than their contractual obligations.

Underlying our approvals in a number of countries are our quality systems. We are regularly audited on the compliance of our quality systems with applicable requirements, which can be extensive and complex and subject to change due to evolving interpretations and changing requirements. Adverse audit findings could negatively affect our ability to market our products.

Even if we obtain and maintain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets may be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. Although we intend to seek international reimbursement approvals for our products, we cannot assure you that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals in any given market could have a material adverse effect on the acceptance of our products in that market or others.

We have limited marketing experience, and our failure to build and manage our marketing force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited marketing experience. We currently rely on four direct account representatives to market our XTRAC system in the United States. We had reduced our domestic sales and marketing team, while we awaited the establishment of CPT codes applicable to treatments using the XTRAC system, and also reimbursement rates applicable to those codes. Although we now have the CPT codes and reimbursement rates set by CMS, and a number of private health care plans have, in consequence, adopted the CPT codes and established reimbursement rates for them, it is critical that these codes be recognized and approved for suitable reimbursement by more private health care plans. We must achieve these additional approvals and expand our marketing team over the next 24 months in order to achieve our market share and revenue growth goals. Since we re-launched the XTRAC system in 2003 and only recently have induced closer dialogue with private healthcare plans concerning reimbursement for psoriasis, our personnel have limited experience in marketing the product and in persuading private carriers to adopt favorable reimbursement policies for the treatment of psoriasis, and we cannot predict how successful they will be in these efforts.

In similar fashion, we cannot predict how successful we may be in expanding our surgical services in other parts of the United States, nor can we predict the success of new surgical products that we may introduce. There are, for example, diode and CO2 lasers already in the market against which our diode and CO2 lasers must compete.

There are significant risks involved in building and managing our marketing force and marketing our products, including our ability:

•	to hire, as needed, a sufficient number of qualified marketing people with the skills and understanding to market the XTRAC system and our surgical products and services effectively;

•	to adequately train our marketing force in the use and benefits of our products and services, making them more effective promoters; and

•	to set the prices and other terms and conditions for our surgical services and treatments using an XTRAC system in a complex legal environment so that they will be accepted as attractive and appropriate alternatives to conventional service modalities and treatments.

We have limited experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

We may encounter difficulties manufacturing our products for the following reasons:

•	we have limited experience manufacturing our products in commercial quantities; and

•	we will, in order to increase our manufacturing output significantly, have to attract and retain qualified employees, who are in short supply, for assembly and testing operations.

Although we believe that our current manufacturing facilities are adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to increase capacity substantially. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our XTRAC system or to maintain the benefits of vertical integration in the delivery of our surgical services. Our inability to manufacture or commercialize our devices successfully could have a material adverse effect on our revenue.

We may have difficulty managing our growth.

Assuming additional private carriers approve favorable reimbursement policies for psoriasis, we expect to experience growth in the number of our employees and customers and the scope of our operations. This growth may place a strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. We also expect that compliance with the requirements of governmental and quasi-governmental bodies will grow more complex and burdensome. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, to manage multiple, concurrent customer relationships, to respond to increasing compliance requirements and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of our products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and complexity and new product introductions, a key part of our strategy may not be successful.

The XTRAC system and laser systems we manufacture for surgery require specific component parts that may not be readily available or cost effective, which may adversely affect our competitive position or profitability.

Production of our XTRAC system requires specific component parts obtained from our suppliers. Production of our surgical laser systems requires some component parts that will become harder to procure, as the design of the system ages. In the event that our suppliers cannot meet our needs, we believe that we could find alternative suppliers. However, a change in suppliers or any significant delay in our ability to have access to such resources would have a material adverse effect on our delivery schedules, business, operating results and financial condition.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require – but cannot secure – rights to essential third-party intellectual property. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical device products fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies. The development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business.

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

Our XTRAC system utilizes a xenon chloride gas mixture under high pressure, which is extremely corrosive. While methods for proper disposal and handling of this gas are well-known, we cannot completely eliminate the risk of accidental contamination, which could cause:

•	an interruption of our research and development efforts;

•	injury to our employees, physicians, technicians or patients which could result in the payment of damages; or

•	liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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

Our success depends in part upon the continued service and performance of:

•	Jeffrey F. O’Donnell, President and Chief Executive Officer;

•	Dennis M. McGrath, Chief Financial Officer; and

•	Michael R. Stewart, Executive Vice President of Corporate Operations

Although we have employment agreements with Mr. O’Donnell, Mr. McGrath and Mr. Stewart, the loss of the services of one or more of our executive officers could impair our ability to develop and introduce our new products.

Delaware law has anti-takeover provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.

We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a business combination between a corporation and an “interested stockholder” within three years of the stockholder becoming an interested stockholder, except in limited circumstances. These anti-takeover provisions could delay or prevent actual and potential changes in control, even if they would benefit our stockholders.

The exercise of outstanding warrants could result in dilution to our existing stockholders.

We have outstanding warrants to purchase up to 1,645,301 shares of common stock at a weighted average exercise price of $1.33 per share that are currently set to expire by September 2004. The exercise of some or all of these warrants may result in dilution to our existing stockholders.

Potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

Our results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

•	healthcare reform and reimbursement policies;

•	demand for our products;

•	changes in our pricing policies or those of our competitors;

•	increases in our manufacturing costs;

•	the number, timing and significance of product enhancements and new product announcements by ourselves and our competitors;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials; and

•	product quality problems, personnel changes, and changes in our business strategy.

Our quarter-to-quarter operating results could also be affected by the timing and usage of individual laser units in the treatment of patients, since our revenue model for the excimer laser system for the treatment of psoriasis patients and for our surgical services is based on a payment per usage plan.

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. These factors include:

•	announcements related to our efforts to secure favorable reimbursement policies from private carriers concerning the treatment of psoriasis with the XTRAC;

•	acquisition-related announcements;

•	announcements by us or our competitors of new contracts, technological innovations or new products;

•	changes in government regulations;

•	fluctuations in our quarterly and annual operating results; and

•	general market conditions.

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

We lease an 11,500 sq. ft. facility consisting of office, manufacturing and warehousing space located at 2431 Impala Drive, Carlsbad, California 92008. The original term of the lease expired on December 1, 2003. The lease cost is $9,093 per month. Under the lease we have two additional five-year options to extend the term through December 1, 2013, if desired by us. We extended our right to occupy the premises through September 30, 2004, and contemplate further extensions beyond September 30, 2004. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business. Management believes that this facility will provide adequate space for such business for the foreseeable future and that the location in Carlsbad is convenient for the attraction of skilled personnel in the future, although no assurance can be given to that effect.

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices and surgical laser manufacturing operations. The term of the lease runs until July 2006, and has an option to renew for an additional five years. In addition to this facility, we also lease several offices throughout the southeastern United States. Our sales representatives use these offices to perform their sales and training responsibilities. These offices consist of small one-room facilities and are leased for various terms and amounts.

Up until December 31, 2002, we occupied approximately 1,850 square feet of office space in Radnor, Pennsylvania, which formerly served as our executive offices. The lease expires in March 2005, and provides for a monthly rent ranging from approximately $4,940 per month to $5,555 per month over the term of the lease. Effective January 1, 2004, we secured a subtenant for the space for the remaining term of the lease. Because the subrent is less than the rent which we are responsible for, we continue to carry an accrual for the leased premises.

Item 3.	Legal Proceedings

We sued Lastec, Inc., John Yorke and Raymond Thompson in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. We sought to recover the unpaid balance due on a $337,500 promissory note signed by Lastec as part of the consideration for Lastec’s purchase of our assets in Orlando, Florida. We sued Yorke and Thompson on their guaranty and to foreclose on a security agreement securing the note. In July 2002, we settled this action. In connection with this settlement, the Company received a cash payment of $10,000 and the defendants agreed to indemnify and hold the Company harmless from any judgment arising out of the lawsuit brought by City National Bank of Florida, discussed below. Because the defendants failed to maintain a defense of themselves or us in the action brought by the Bank, we secured from the Court a voidance of the settlement agreement and then secured a default judgment against the defendants. We have no further liability from this action.

We are a defendant in an action filed by City National Bank of Florida, which had been our landlord in Orlando, Florida. The action was brought in December 2000 in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint seeks to recover unpaid rent for the facility we had occupied prior to the sale to Lastec of assets related to the operations of our former facility in Orlando, Florida. City National has alleged that the Company and Lastec owe it $143,734, primarily for rent that was unpaid for the period after the sale of the assets up to an abandonment of the facility by Lastec. We have denied liability and have asserted that City National neglected to mitigate its damages by repossessing the facility after it was abandoned by Lastec and further that our obligations to City National ceased on the effective date of the asset sale to Lastec. In connection with the settlement and dismissal of a separate action filed by us against Lastec and its principals related to the asset sale, Lastec and its principals agreed in writing to be responsible to pay any settlement or monetary judgment to City National and, if necessary, to post a surety bond of $100,000 to secure such a payment. Lastec and its principals defaulted in their undertakings, so we are maintaining our own defense. Attempts to mediate a settlement with the Bank have been so far unsuccessful. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

On April 4, 2002, Barbara Tandon filed suit against Surgical Laser Technologies, Inc. et al. in the Court of Common Pleas for the Ninth Judicial Circuit, in the State of South Carolina. The plaintiff, a former employee of SLT, alleged in the complaint that she had been wrongfully terminated in breach of contract, that SLT was in violation of the South Carolina payment of wages statute because it had not paid her what was allegedly due her, and that the alleged breach of contract was accompanied by a fraudulent act. The plaintiff has asked for actual and punitive damages and attorney’s fees, in a sum not to exceed $75,000 exclusive of costs and interest. SLT’s insurance carrier is defending SLT in this action.

On or about April 29, 2003, we brought an action against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California. Mr. Irwin had been our Vice President of Research and Development until July 2002, when we terminated his employment. Mr. Irwin shortly after his termination founded RA Medical Systems. We alleged in the lawsuit that the defendants had misappropriated confidential information of ours, and we alleged claims for misappropriation of trade secrets, unfair competition, intentional interference with contractual relationships, breach of contract and conversion. Defendants brought a motion for summary judgment on all counts in the complaint. On November 13, 2003, the Court denied summary judgment on the counts of misappropriation and unfair competition, but granted summary judgment on the other counts. We dismissed the remaining causes of action for misappropriation and unfair competition without prejudice and brought an action against the defendants in the United States District Court for the Southern District of California on Federal and California claims for unfair advertising. The complaint in the Federal action was filed on January 6, 2004. Defendants have brought before Superior Court a post-trial motion for fees and costs. A decision on the motion is set for March 18, 2004.

We brought an action against Edwards Lifesciences Corporation and Baxter Healthcare Corporation on January 29, 2004 in the Superior Court for Orange County, California. The complaint states claims for breach of contract and under a claim known as “money had and received.” We seek recovery of the sum of $4,000,000 paid to the defendants in connection with a series of agreements between the parties, costs incurred in raising the $4,000,000, interest thereon and attorneys’ fees and costs incurred in the action. Defendants have been served with the complaint, but they have not yet filed a responsive pleading.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 16, 2003. Richard J. DePiano, Jeffrey F. O’Donnell, John J. McAtee, Jr., Alan R. Novak, Samuel E. Navarro, Warwick Alex Charlton and Anthony J. Dimun, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors.

	Votes For	Votes Against	Votes Abstaining
Richard J. DePiano	28,061,994	0	2,197,773
Jeffrey F. O’Donnell	28,859,298	0	1,400,469
Warwick Alex Charlton	28,066,894	0	2,192,840
John J. McAtee, Jr.	29,668,378	0	591,389
Alan R. Novak	28,056,031	0	2,203,736
Samuel E. Navarro	28,107,206	0	2,152,561
Anthony J. Dimun	28,066,927	0	2,192,840

The stockholders ratified the amendment to our Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 shares to 75,000,000 shares; 28,259,740 voting in favor; 1,971,511 voting against; 28,516 abstaining; and zero shares (broker non-votes).

The stockholders ratified the amendment to our Amended and Restated 2000 Stock Option Plan to increase the number of shares of our common stock reserved for issuance thereunder from 2,000,000 to 3,350,000 shares; 11,347,747 voting in favor; 4,536,893 voting against; 36,059 abstaining; and 14,339,068 not voting (broker non-votes).

The stockholders ratified the amendment to our Amended and Restated 2000 Non-Employee Director Stock Option Plan to increase the number of shares of our common stock reserved for issuance thereunder from 650,000 to 1,000,000 shares; 10,946,533 voting in favor; 4,941,370 voting against; 32,796 abstaining; and 14,339,068 not voting (broker non-votes).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 12, 2004, we had 37,736,139 shares of common stock issued and outstanding. Further, we had issued and outstanding options to purchase 4,919,696 shares of common stock, of which 3,198,649 were vested as of the date of this Report, and warrants to purchase up to 4,244,022 shares of common stock.

Our common stock is listed on the Nasdaq National Market under the symbol “PHMD.” The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock,

	High	Low
Year Ended December 31, 2002
First Quarter	$2.37	$1.50
Second Quarter	1.97	1.49
Third Quarter	1.57	.84
Fourth Quarter	1.92	1.24
Year Ended December 31, 2003
First Quarter	$1.85	$1.22
Second Quarter	2.30	1.37
Third Quarter	2.95	2.15
Fourth Quarter	2.54	1.66

On March 12, 2004, the closing market price for our common stock in The Nasdaq National Market System was $1.95 per share. As of March 12, 2004, we had 853 stockholders of record, without giving effect to determining the number of stockholders who hold shares in “street name” or other nominee accounts.

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2003. See Notes 1 and 10 to the consolidated financial statements for additional discussion.

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	2,344,530	$2.43	2,209,012
Equity compensations plan not approved by security holders	1,785,666	$5.73	—

Total	4,130,196	$3.86	2,209,012

Most warrants issued by us have been to investors and not pursuant to equity compensation plans. On the other hand, virtually all options have been issued as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans (which have been approved by our stockholders) without further approval by our stockholders.

Dividend Policy

We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

Certain Business Combinations and Other Provisions of the Certificate of Incorporation

As a Delaware corporation, we are currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an “interested stockholder” for a period of three years from the date that such person became an interested stockholder unless:

•	the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the Board of Directors of the corporation before the person becomes an interested stockholder;

•	the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and shares held by certain employee stock ownership plans); or

•	on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation’s board of directors and by the holders of at least 66-2/3% of the corporation’s outstanding voting stock at an annual or special meeting, excluding shares owned by the interested stockholder.

Under Section 203, an “interested stockholder” is defined as any person: (i) who is the owner of 15% or more of the outstanding voting stock of the corporation; or (ii) who is an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

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

Recent Issuances of Unregistered Securities

In October 2003, we issued 8,750 non-qualified stock options to a new member of the Board of Directors, pursuant to the 2000 Non-Employee Director Stock Option Plan.

In July and August 2003, we issued 18,825 shares from the exercise of warrants, a portion of which shares have not been registered.

On May 28, 2003, the Company closed on a private placement for 5,982,352 shares of common stock at a price of $1.70 per share resulting in gross proceeds of $10,170,000. The closing price of the Company’s common stock on May 28, 2003 was $2.07 per share. In connection with this private placement, the Company paid commissions and other expenses of $692,454, resulting in net proceeds of $9,477,546. In addition, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term and became exercisable on November 29, 2003. The Company is using the proceeds of this financing to pay for working capital and other general corporate purposes.

We believe that all of the foregoing issuances of securities were made solely to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

Shares Eligible for Future Sale

As of the date of this Report, we had 37,736,139 issued and outstanding shares of common stock. All of these shares are either covered by currently effective registration statements or are eligible for resale in accordance with the provisions of Rule 144. Further, we had issued and outstanding options to purchase 4,919,696 shares of common stock, of which 3,198,649 are vested as of the date of this Report, and currently exercisable warrants to purchase up to 4,244,022 shares of common stock.

Holders of restricted securities must comply with the requirements of Rule 144 in order to sell their shares in the open market. In general, under Rule 144, as currently in effect, any of our affiliates and any person (or persons whose sales are aggregated) who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market, within any three-month period, in brokerage transactions or to market makers a number of shares that does not exceed the greater of: (i) 1% of the then outstanding shares of our common stock (approximately 377,000 shares), or (ii) the average weekly trading volume reported in the principal market for our common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on manner of sale, a notice requirement and the availability of current public information about us. Non-affiliates who have held their restricted shares for two years are entitled to sell their shares under Rule 144(k), without regard to any of the above limitations, provided they have not been one of our affiliates for the three months preceding such sale.

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

The average weighted exercise price of our outstanding and fully vested options and warrants are $3.87 and $1.90, respectively. The shares underlying most of the warrants and some of the options granted to employees, directors and other non-employees have been registered with the Commission. We may also file registration statements with the Commission for the balance of the currently unregistered shares underlying such other options. The exercise of the options and warrants and the sale of the underlying shares in the public market may cause additional dilution to our existing stockholders and may cause the price of our common stock to fluctuate.

Item 6.	Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning in Item 7 below. The selected historical consolidated statement of operations data for the five-year period ended December 31, 2003 and the selected historical consolidated balance sheet data as of December 31, 1999, 2000, 2001, 2002 and 2003 have been derived from our consolidated financial statements:

Year Ended December 31,

(In thousands, except per share data)

	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$14,319	$3,274	$4,730	$969	$99
Costs and expenses:
Costs of revenues	10,488	4,425	4,952	543	4
Selling, general and administrative	9,451	6,191	10,519	10,365	4,342
Research and development	1,776	1,757	3,329	3,015	2,061
Depreciation and amortization	—	—	—	721	1,017
Asset impairment charge	—	—	1,958	—	—

Loss from continuing operations before interest and other income, net and income taxes	(7,397)	(9,099)	(16,028)	(13,675)	(7,325)
Interest income	50	42	238	580	—
Interest expense	(96)	(16)	(25)	(13)	(1,849)
Other income, net	—	1	77	362	111

Loss from continuing operations before income taxes	(7,443)	(9,072)	(15,738)	(12,746)	(9,063)
Income tax expense	—	—	—	—	5

Loss from continuing operations	(7,443)	(9,072)	(15,738)	(12,746)	(9,068)
Discontinued operations
Loss from discontinued operations, (including loss on disposal of $277 realized in 2001)	—	—	—	(646)	(852)

Net loss	($7,443)	($9,072)	($15,738)	($13,392)	($9,920)

Basic and diluted net loss per share:
Continuing operations	($0.21)	($0.34)	($0.80)	($0.81)	($0.81)
Discontinued operations	—	—	—	($0.04)	($0.08)

Basic and diluted net loss per share	($0.21)	($0.34)	($0.80)	($0.85)	($0.89)

Shares used in computing basic and diluted net loss per share (1)	35,134	26,566	19,771	15,755	11,208

Balance Sheet Data (At Period End):
Cash and cash equivalents	$6,633	$4,008	$4,067	$9,561	$4,536
Working capital	8,678	6,578	5,546	9,273	1,529
Total assets	22,753	21,513	15,585	19,871	9,706
Long-term debt (net of current portion)	480	900	—	20	44
Stockholders’ equity	$15,978	$13,309	$12,710	$17,768	$5,274

(1)	Common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report

Introduction

Our primary focus in 2003 has been to secure from private health plans favorable reimbursement policies for treatment of psoriasis using the XTRAC® excimer laser. In March 2003, we had re-introduced the XTRAC and, based on the establishment of CPT codes by the AMA and attractive reimbursement rates from the Center for Medicare and Medicaid Services, we began efforts to secure such favorable policies. To persuade such plans to adopt favorable policies, we also commissioned a clinical economic study of the use of the XTRAC laser as a second-step therapy for psoriasis. This study was sufficiently complete in December 2003 that we were able to deploy it in our ongoing efforts to secure favorable reimbursement policies.

Moving into 2004, we have expanded our deployment of the study and, from feedback we have received from medical insurers to the Data Compendium that we mailed in December 2003, we anticipate that the study, coupled with our other efforts, will succeed in gaining a place on the agenda of private plans as they consider their coverage and reimbursement policies. We cannot at this time assure you that such plans will adopt the favorable policies that we desire, and if they do not, what further requirements may be asked of us. In addition to reimbursement, our focus in 2004 will be to continue to improve care for those suffering from psoriasis, and to obtain a larger body of satisfied practitioners using the XTRAC and to increase domestic XTRAC revenues for the Company.

We integrated the business of SLT in 2003. We acquired two revenue streams from SLT: one from surgical services, the other from surgical products; these supplemented our own discrete product lines, XTRAC Domestic and XTRAC International.

We experienced revenue growth in Surgical Services in 2003 from 2002 and expect growth in 2004. Our plan in 2003 was to grow in a controlled fashion such that capital expenditures necessary for that growth would come from these operations. We anticipate that this will continue in 2004. In this manner, we intend to conserve our cash resources for the domestic XTRAC business segment.

In 2003, our revenues from Surgical Products remained stable and contributed to maintaining our staying power in our two growth business segments. Our surgical products enjoy a reputation for quality. We believe that this reputation for quality will continue to generate revenues for us in 2004, and those revenues may grow as we introduce two new surgical lasers in this coming year.

Finally, our revenues from International XTRAC sales provided needed working capital in 2003. We have enjoyed some distinction in the market from our clinical studies and the physician researchers involved in such studies; we also benefited in 2003 from the improved reliability and functionality of the XTRAC in our overseas markets. On the other hand, we suffered from intensifying price competition in 2003 and foresee that this will continue into 2004.

At the end of 2003, with the integration of SLT complete, management has further reviewed our business plans, with the result that we now view our business as comprised of four business segments: Domestic XTRAC, International XTRAC, Surgical Services and Surgical Products.

Overview of Business Operations

We are engaged in the development, manufacturing and marketing of proprietary XTRAC®, or XTRAC, excimer laser and fiber optic equipment and techniques directed toward the treatment of inflammatory skin disorders. In addition, through the acquisition of SLT on December 27, 2002, we also engage in the development, manufacture and sale of surgical products, including free-beam Laser Systems for surgery and in the provision of surgical services on a turn-key procedural basis. The business and revenues in surgical products and services from SLT have been included in our results of operations in 2003, but not in the comparable periods for 2002 (except for the 2 operating days after the completion of the merger) and 2001.

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

In February 2002, the Current Procedural Terminology Editorial Board of the AMA approved the request by the American Academy of Dermatology to issue reimbursement codes for the laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using the XTRAC system to treat such conditions. The AMA published three CPT code numbers covering the treatment of psoriasis and other inflammatory skin diseases with the XTRAC system. These new codes were effective in the first quarter of 2003. We believe that the publication of these codes, together with a compilation of clinical and economic studies (Data Compendium) recently mailed to almost all private healthcare insurers throughout the United States will facilitate our ability to obtain broader approvals for reimbursement for treatment of psoriasis and other inflammatory skin diseases using the XTRAC system.

As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will increase market penetration. This strategy will require us to identify and target appropriate dermatologists and to balance the planned roll-out of our XTRAC lasers in 2004 against uncertainties in acceptance by physicians, patients and health plans and constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. We expect that as we seek to increase the number of accepting health plans in 2004, we will continue to encounter greater difficulties and uncertainties in overcoming such challenges. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through distributors and placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream. To date, no units have been placed in international markets that provide a usage-based revenue stream.

In similar fashion, we have growing, but still limited marketing experience in expanding our surgical services business. The preponderance of this business is in the southeastern part of the United States. New procedures, geographies, customers and different business habits and networks will likely pose different challenges than the ones we have encountered in the past. There can be no assurance that our experience will be sufficient to overcome such challenges.

Results of Operations

Revenues

We generated revenues of $14,318,793 during the year ended December 31, 2003, of which $11,827,249 were from the product and services operations of SLT. The balance of revenues were from phototherapy products and services, including $1,166,520 from XTRAC international sales of excimer systems and parts and $1,325,024 from domestic XTRAC procedures. In 2002, total revenues were $3,274,458, including $2,531,063 from international XTRAC sales of excimer lasers and parts, $706,320 from domestic XTRAC procedures, and $37,075 from SLT operations (for the 2 days after the completion of the merger on December 27, 2002). In 2001, all revenues were from phototherapy products and services, including $3,873,500 from international XTRAC sales of excimer lasers and parts and $856,958 from domestic XTRAC procedures.

In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. Following the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during the program from the sale of XTRAC procedures, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. This program has been extended to June 30, 2004. In the year ended December 31, 2003, the Company recognized $722,772 of revenues under this program. At December 31, 2003, the Company deferred revenues of $701,322 under this program.

Recognized revenue for 2003 for domestic XTRAC procedures was $1,325,024. Total XTRAC procedures for 2003 were approximately 30,000, while there was approximately 11,000 in 2002 and 16,000 in 2001. The ramp in procedures in 2003 was related to the first quarter 2003 effective date of reimbursement rates and CPT codes for Medicare and Medicaid. Increases in these levels are dependent upon more widespread adoption of these CPT codes and comparable rates by private healthcare insurers.

International XTRAC sales of our excimer laser system and related parts were $1,166,520 in 2003, down from $2,531,063 in 2002 and down from $3,873,500 in 2001. We sold 18 laser systems in 2003, 32 in 2002, and 48 in 2001. We sell the excimer laser overseas, different from the domestic revenue model. Consequently, the international XTRAC operations are more widely influenced by competition from similar laser technology from other manufactures and non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has served to reduce the international prices we charge distributors for our excimer products. In 2003, we saw a decrease in international prices of the XTRAC, due largely to market pressure from competitors’ excimer laser systems.

In 2003, surgical service revenues were $5,953,462 and surgical product revenues were $5,873,787. As a result of the merger with SLT on December 27, 2002, only $37,075 of surgical service revenues, representing 2 operating days after the merger, are included in 2002 revenues. There are no SLT revenues included in the 2001 revenues. Revenues in surgical services grew, but in a restrained fashion in that we limited the funds we expended for capital equipment. Revenues from surgical products were reasonably stable in disposables and also in lasers, although surgical laser sales can be erratic from quarter to quarter.

Cost of Revenues

Product cost of revenues for the year ended December 31, 2003 were $3,732,109, compared to $1,130,825 for the year ended December 31, 2002. Included in these costs were $2,915,033 related to SLT product revenues for the year ended December 31, 2003; there were only $11,004 of comparable SLT product cost of revenues in the year ended December 31, 2002. The remaining product cost of revenues during these periods of $817,075 and $1,119,821, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States. The upgrade of XTRAC lasers to the XL Plus model was largely accomplished in 2003, where the cost for the upgrades had been accrued in September 2002.

Product cost of revenues during the year ended December 31, 2002 were $1,130,825, compared to $1,576,526 for the year ended December 31, 2001, a decrease of 28%. Product cost of revenues during these periods related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

Services cost of revenues was $6,755,499 and $3,294,609 in the year ended December 31, 2003 and 2002, respectively. Included in these costs were $3,959,714 related to SLT service revenues for the year ended December 31, 2003; there were only $18,492 of comparable SLT service cost of revenues in the year ended December 31, 2002. The remaining services cost of revenues during these periods of $2,795,785 and $3,276,117, respectively, represented manufacturing, depreciation and field service costs on the lasers in service.

The decreases in the services cost of sales, excluding SLT costs, relate to the improvements made to the lasers, with the result that field service costs were less in the year ended December 31, 2003 compared to the year ended December 31, 2002.

Services cost of revenues was $3,294,609 in 2002 and $3,375,118 in 2001. Services cost of revenues represents manufacturing and depreciation on lasers in service as well as field service costs on these lasers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 were $9,451,224, compared to $6,190,836 for the year ended December 31, 2002, an increase of 53%. SLT added expenses of $3,724,992 in 2003. This increase was offset, in part, by merger integration savings of duplicative expenses between PhotoMedex and SLT. In addition, 2002 included $320,000 of refurbishment warranty expense and $383,000 of incremental bad debt expense over the 2003 level.

Selling, general and administrative expenses for the year ended December 31, 2002 were $6,190,836, compared to $10,519,107 in 2001, a decrease of 41%. The overall decrease related to reductions in consulting and professional fees related to marketing expenses for our XTRAC systems and reductions in personnel and overhead expenses with respect to the infrastructure. We did this to maximize the use of operating cash while we advanced the implementation of our business plan to commercialize our XTRAC system and obtain widespread insurance reimbursement.

Research and Development

Engineering and product development expenses for the year ended December 31, 2003 increased to $1,776,480 from $1,757,257 for the year ended December 31, 2002. This increase related primarily to SLT’s engineering expenses of $539,300 for the year ended December 31, 2003. These expenses were offset, in part, by clinical trial expenses of $173,000 and product development expenses of $305,000, related to the improvements to the excimer laser, for the year ended December 31, 2002.

In 2003, the XTRAC XL Plus resulted from these expenditures, as also will the diode and CO2 surgical lasers we plan to introduce in 2004.

Research and development expenses for the year ended December 31, 2002 decreased to $1,757,257 from $3,329,150 for the year ended December 31, 2001. This decrease related primarily to our focus on refining the operability of our phototherapy laser products.

Asset Impairment Charge

We recorded an asset impairment charge in the fourth quarter of 2001 of $1,958,333 associated with the write down of the license agreement with Edwards.

Interest Expense, Net

Net interest expense for the year ended December 31, 2003 was $46,330, as compared to net interest income of $25,669 for the year ended December 31, 2002. The increases in net interest expense in the comparable periods related to the interest on the line of credit and on long term-debt that was assumed with the acquisition of SLT.

Net interest income for the year ended December 31, 2002 decreased to $25,669, as compared to $213,333 for the year ended December 31, 2001. The decrease in net interest income related to our smaller average balance of cash and cash equivalents and lower interest rates during the year ended December 31, 2002.

Other Income, Net

Other income during the year ended December 31, 2001 was $76,840.

Net Loss

The aforementioned factors resulted in a net loss of $7,442,849 during the year ended December 31, 2003, as compared to a net loss of $9,072,313 during the year ended December 31, 2002, a decrease of 18%. This decrease in net loss was primarily the result of the acquisition of SLT along with a reduction of operating and production costs.

The aforementioned factors resulted in a net loss of $9,072,213 during the year ended December 31, 2002, as compared to a net loss of $15,737,603 for the year ended December 31, 2001, a decrease of 42%. This decrease was primarily the result of a reduction of operating and production costs.

Liquidity And Capital Resources

We have historically financed our operations through the use of working capital provided from private placements of equity securities.

From September 1997 through May 2003, we issued certain securities, including shares of our common stock and other securities convertible or exercisable into shares of common stock, in order to finance our business operations.

On May 28, 2003, we closed on a private placement for 5,982,352 shares of common stock at $1.70 per share resulting in gross proceeds of $10,170,000. The closing price of our common stock on May 28, 2003 was $2.07 per share. In connection with this private placement, we paid commissions and other expenses of $692,454, resulting in net proceeds of $9,477,546. In addition, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term and became exercisable on November 29, 2003. We have used, and will continue to use, the proceeds of this financing to pay for working capital and other general corporate purposes.

On December 27, 2002, we acquired SLT. While the impact of the acquisition was marginal on our results of operations for 2002, the surgical products and services provided by SLT increased revenues for 2003. We also saved costs from the consolidation of the administrative and marketing infrastructure of the combined company. Second, with the consolidated infrastructure in place, our revenues, both in phototherapy and surgical products and services, grew, without commensurate growth in our fixed costs. Third, the established revenues from surgical products and services helped to absorb the costs of the infrastructure of the combined company.

At December 31, 2003, the ratio of current assets to current liabilities was 2.37 to 1.00 compared to 1.90 to 1.00 at December 31, 2002. The improvement in this ratio was due to the private placement in May 2003, detailed above, and was also due in part to the fact that as of the end of fiscal 2002, we had classified $2,000,000 of the obligation to SLT’s bank as currently due inasmuch as we paid this down by applying in 2003 the cash collateral under the credit facility with that bank. As of December 31, 2003, we had $8,655,544 of working capital.

Set forth below is a summary of liabilities, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 –5 years
Term debt obligations	$1,000,000	$1,000,000	$—	$—
Capital lease obligations	675,508	269,759	399,664	6,085
Operating lease obligations	50,137	16,288	25,401	8,448
Rental lease obligations	745,994	373,840	372,154	—
Notes payable	152,555	101,066	51,489	—

Total	$2,624,194	$1,738,388	$848,708	$14,533

Cash and cash equivalents were $6,633,468 as of December 31, 2003, as compared to $4,008,051 as of December 31, 2002. No cash or cash equivalents were classified as restricted as of December 31, 2003.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into 2005. The 2004 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for use of the XTRAC system based on the recent approval of reimbursement codes and wider insurance coverage in the United States and continuing costs savings from the integration of the combined companies. However, the projected cost of our business plan may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us. In such an event, we would be forced to modify our plans and operations to seek to balance cash inflows and outflows.

Concurrent with the SLT acquisition, we assumed a $3,000,000 credit facility from a bank, subsequently amended on February 27, 2003 and March 26, 2003 to $1,400,000 and on May 13, 2003 to $1,000,000. The credit facility had a commitment term expiring May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT’s business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT’s cash and cash equivalents and short-term investments. The bank allowed us to apply the cash collateral to paydown of the facility in 2003 and, accordingly, the $2,000,000 was included in the current portion of long-term debt in the accompanying 2002 consolidated balance sheet. The credit facility had an interest rate of the 30-day LIBOR plus 2.25%. The rate at December 31, 2003 was 3.42%.

The credit facility was subject to certain restrictive covenants at the SLT level and at the group level and borrowing base limitations. At December 31, 2003, the group did not meet the covenants set by the bank. On March 10, 2004, the bank waived the non-compliance with the covenants at that date and will allow the line to continue until it expires on May 31, 2004 or until a later date if the parties so negotiate and mutually agree. We have no obligations under the credit facility to the bank as of March 12, 2004.

The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without observance of certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a restriction on dividends, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT’s capital stock if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer was made in the year ended December 31, 2003. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of business and are based upon fair and reasonable terms no less favorable to SLT than would obtain in comparable arm’s length transactions with non-affiliated entities. The net assets of SLT subject to the restriction on dividends and other similar transfers amounted to approximately $4,412,000 at December 31, 2003.

We intend to supplement the line of credit with a lease line of credit for which we have obtained a letter of intent. If we take on this lease line of credit, we should be able to finance in part our placements of XTRAC lasers in the United States and also to fund more easily such capital expenditures as we deem appropriate in our surgical services business segment.

For the year ended December 31, 2003, net cash used in operating activities was $5,134,161. The net loss of $7,442,849 for the year ended December 31, 2003 included $2,186,743 of non-cash depreciation and amortization expense, $38,164 of payment in our securities (including common stock options and warrants) of fees for services to consultants, $62,713 of expense related to stock options issued to an employee and $254,429 of provisions for doubtful accounts. The usage also included a net increase in account receivables of $1,201,125, the effects of which were offset, in part, by a decrease in inventories of $485,694. Deferred revenues increased by $628,237 due to the limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognized service revenue during the program only if and to the extent the physician has been reimbursed for the treatments.

For the year ended December 31, 2002, net cash used in operating activities was $6,071,819. The net loss of $9,072,313 in 2002 included $1,647,203 of non-cash depreciation and amortization expense and $637,857 of provisions for doubtful accounts. The usage was offset by a net decrease in current assets of $362,223 and a net increase in current liabilities of $309,802.

For the year ended December 31, 2001, net cash used in operating activities was $13,163,492. The net loss of $15,737,603 in 2001 included $2,178,585 of non-cash depreciation and amortization expense, $1,958,333 of non-cash asset impairment charges, and $864,551 of provisions for doubtful accounts. The usage also resulted from large increases in accounts receivables and inventories of $2,271,294 and $1,308,144, respectively, net of a decrease in accounts payable of $898,978.

Net cash used in investing activities was $1,607,757 for the year ended December 31, 2003 compared to net cash used in investing activities of $205,948 for the year ended December 31, 2002. During the year ended December 31, 2003, we utilized $1,556,654 for production of our lasers in service. Such lasers in service include XTRAC lasers refurbished and placed in the United States as well as surgical lasers deployed in our surgical services. During the year December 31, 2003 and 2002, we used $51,103 and $73,538, respectively, for purchases of computer and manufacturing equipment as well as leasehold improvements to support our excimer laser business operations. In 2002, the acquisition of SLT resulted in costs of $231,500, net of cash received.

Net cash used in investing activities was $205,948 in 2002 compared to net cash used in investing activities of $719,519 in 2001. For 2002, the acquisition of SLT resulted in a decrease in cash and cash equivalents of $231,500 for acquisition costs, net of cash received, and we used $73,538 for purchases of computer and manufacturing equipment as well as leasehold improvements to support our excimer laser business operations. In 2001, we used $2,598,840 and $120,679 for production of our psoriasis treatment lasers and purchases of equipment for our excimer laser business operations, respectively. Also in 2001, we received proceeds of $2,000,000 from liquidations of our short-term investments.

Net cash provided by financing activities was $9,367,335 for the year ended December 31, 2003 compared to net cash provided of $6,218,998 for the year ended December 31, 2002. In the year ended December 31, 2003, we received net proceeds of $9,477,546 from the private placement in May 2003, $64,532 and $462,848 from the exercise of options and warrants, respectively. We also received $2,000,000 from the release of restricted cash, cash equivalents and short-term investments, which was offset by a net payment of $1,770,268 on the line of credit, and $867,323 for the payment of certain debts. In the year ended December 31, 2002, we received net proceeds of $5,706,047 from the private placement in June 2002, $18,000 and $432,982 from the exercise of options and warrants, respectively, and $60,905 in proceeds from notes payable.

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

Our ability to expand our business operations is currently dependent in significant part on financing from external sources. There can be no assurance that changes in our manufacturing and marketing, research and development plans or other changes affecting our operating expenses and business strategy will not require financing from external sources before we will be able to develop profitable operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of marketing results, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

We expect to incur operating losses in fiscal 2004 because we plan to spend substantial amounts on securing broader reimbursement for psoriasis by private healthcare plans and in expanding, in controlled fashion, our operations, both in phototherapy and in surgical services. We expect, based on our current business plan, and our present outlook, that we will have the resources to market our current products and services into 2005. Nevertheless, we cannot assure you that we will market any products successfully, operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur which indicate that goodwill may be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

As of January 1, 2002, we no longer amortize goodwill. During the year ended December 31, 2001, we recorded goodwill amortization of $339,744. Our goodwill was subject to a transitional impairment test during 2002 and an annual impairment test, thereafter, using a two-step process prescribed by SFAS No. 142. We have completed the transitional impairment test and our annual impairment tests for 2003 and 2002 and no impairment of goodwill was found to exist. We have reviewed our other intangible assets besides goodwill as of the beginning and end of fiscal 2002, and as of the purchase date in connection with the acquisition of SLT, and have determined that no changes were necessary as to the method by which we account for or amortize such intangibles.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. At this time, the adoption of FIN 46R is not expected to have an effect on our consolidated financial statements.

In December 2002, the FASB finalized EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue addresses how to determine whether arrangements involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this Issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this Issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The adoption of this Issue did not have a material effect on our consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and for certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis, as provided for by the pronouncement. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements, as we do not have the types of financial instruments which would require consideration under this Statement.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee.

Revenue Recognition. We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number by means of treatment cards or equivalent access codes. When we sell a laser to a distributor or directly to a physician, revenue is recognized when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. At times, units are shipped but revenue is not recognized until all of the criteria are met. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, we do allow products to be returned by our distributors in redress of product defects or other claims. When we place a laser in a physician’s office, service revenues are recognized based on an estimate of patient treatments. To use the laser, the physician purchases a treatment card or an access code that allows performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs or is estimated to have occurred.

In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue during the program for the sale of treatment codes, or equivalent treatment cards, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. At December 31, 2003, we deferred revenues of $701,322 under this program.

Through our surgical businesses, we generate revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. We recognize revenues from product sales, including sales to distributors, when products are shipped and we have no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. At times, units are shipped but revenue is not recognized until all of the criteria are met.

For per-procedure surgical services, we recognize revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

While we believe that we have adequate policies for proper recognition of revenue, we agree with our independent auditors that our implementation of those policies, especially in evaluating the collectibility of discrete sales of laser units, should be improved. We are re-evaluating the various factors, and the relative weights which we ascribe to the factors which we take into account in determining collectibility. We have implemented additional procedures to evaluate not only new distributors and customers but past customers as well.

Inventory. We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined at latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. We perform full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and have accurate data. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

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

Property and Equipment. As of December 31, 2003 and 2002 we had net property and equipment of $4,005,205 and $3,672,438, respectively. The most significant component of these amounts relates to the lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians’ use of the lasers. We believe that such usage will increase in the future based on the approved CPT codes and expected increases in insurance reimbursement.

Intangibles. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of its business. As of December 31, 2003 and 2002, we had $3,703,078 and $3,878,225, respectively, of goodwill and other intangibles, accounting for 16% and 18% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

Warranty Accruals. We establish a liability for warranty repairs based on estimated future claims for XTRAC systems and based on historical analysis of the cost of the repairs for surgical laser systems. We have largely completed the upgrade of our XTRAC lasers into the XL Plus version. Recent data indicate that the upgraded units are more reliable and require fewer service calls. Nevertheless, future returns on defective laser systems and related warranty liability could differ significantly from estimates, historical patterns and recent feedback, which would adversely affect our operating results.

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

On July 31, 2002, at the direction of our Board of Directors and upon the recommendation and approval of our Audit Committee, we dismissed Arthur Andersen LLP (“Andersen”) as our principal independent public accountants, and engaged KPMG LLP (“KPMG”) as our principal independent public accountants.

In connection with the audits for the year ended December 31, 2001 and the subsequent interim period through July 31, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of such disagreements in connection with its reports on our consolidated financial statements for such years; there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The reports of Andersen on our consolidated financial statements, as of and for the year ended December 31, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

During the year ended December 31, 2001 and through July 31, 2002, neither we nor anyone on our behalf consulted KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events, as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting but for one material weakness identified in our financial reporting.

That material weakness arises under the revenue recognition criteria of Staff Accounting Bulletin No. 104 as it relates to collectibility analysis of laser shipments. While we believe that we have adequate policies for proper recognition of revenue, we agree with our independent auditors that our implementation of those policies, especially in evaluating the collectibility of discrete sales of laser units, should be improved. We are re-evaluating the various factors, and the relative weights we ascribe to the factors, which we take into account in determining collectibility. We have implemented additional procedures to evaluate not only new distributors and customers, but past customers as well.

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

The following sets forth certain biographical information concerning our directors and our current executive officers.

Name	Position	Age
Richard J. DePiano	Non-Executive Chairman of the Board of Directors	62
Jeffrey F. O’Donnell	Director, President and Chief Executive Officer	44
Dennis M. McGrath	Chief Financial Officer and Vice President – Finance and Administration	47
Michael R. Stewart	Executive Vice President of Corporate Operations	46
John J. McAtee, Jr.	Director	67
Alan R. Novak	Director	69
Samuel E. Navarro	Director	48
Warwick Alex Charlton	Director	44
Anthony J. Dimun	Director	60

Directors and Executive Officers

Richard J. DePiano was appointed to our Board of Directors in May 2000 and was unanimously elected to serve as Non-Executive Chairman of the Board on January 31, 2003. Mr. DePiano has been a director of Escalon Medical Corp., a publicly traded healthcare business specializing in the development and marketing of ophthalmic devices and pharmaceutical and vascular access products, since February 1996, and has served as its Chairman and Chief Executive Officer since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano was also the Chairman of the Board of Directors of Surgical Laser Technologies, Inc. (“SLT”) prior to our acquisition of SLT.

Jeffrey F. O’Donnell

Mr. O’Donnell joined PhotoMedex in 1999 as President and CEO and has served as a member of the Board of Directors since that date. Prior to PhotoMedex, he joined Radiance Medical Systems (originally Cardiovascular Dynamics) as Vice President of Sales and Marketing from 1995 to 1997; from 1997 to 1999 he served as its President and CEO and subsequently assumed a role as non-executive chairman of the board. Previously, from 1994 to 1995 Mr. O’Donnell held the position of President and CEO of Kensey Nash Corporation. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant and Johnson & Johnson Orthopedic. In addition to sitting on the Board of Directors for PhotoMedex, Mr. O’Donnell is currently an outside Board Member of Endologix, Inc., Escalon Medical Corp., Cardiac Sciences and Replication Medical, Inc. He had served as an outside Board member of Azurtec, Inc. but resigned from that board in 2003. Mr. O’Donnell graduated from LaSalle University in 1982 with a B.S. in business administration.

Dennis M. McGrath was appointed Chief Financial Officer and Vice President-Finance and Administration in January 2000. Mr. McGrath has held several senior level positions including from February 1999 to January 2000 serving as the Chief Operating Officer– Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a public company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath assumed the role of Chief Financial Officer of Think New Ideas, Inc., a public company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, Mr. McGrath was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. From September 1996 to February 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President–Operations of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink. Mr. McGrath is a certified public accountant and graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a certified public accountant.

Michael R. Stewart was appointed as our Executive Vice President of Corporate Operations on December 27, 2002 immediately following the acquisition of SLT. From July 1999 to the acquisition, Mr. Stewart was the President and Chief Executive Officer of SLT, and from October 1990 to July 1999 he served as SLT’s Vice President Finance and Chief Financial Officer. Mr. Stewart graduated from LaSalle University with a B.S. in accounting and received an M.B.A. from LaSalle University in 1986. Mr. Stewart passed the CPA examination in New York in 1986.

John J. McAtee, Jr., has been a member of our Board of Directors since March 4, 1998. From March 4, 1998 until March 8, 1999, Mr. McAtee served as the Non-Executive Chairman of the Board of Directors. From 1990 to 1996, Mr. McAtee was Vice Chairman of Smith Barney, Inc., now known as Salomon Smith Barney, one of the world’s largest investment banking and brokerage firms. Before that, Mr. McAtee was a partner in the New York law firm of Davis Polk & Wardwell for more than 20 years. Mr. McAtee is a graduate of Princeton University and Yale Law School. Mr. McAtee is also a director of Jacuzzi Brands, Inc., a diversified industrial corporation.

Alan R. Novak was appointed to our Board of Directors in October 1997. Mr. Novak is Chairman of Infra Group, L.L.C., an international project finance and development company. He is also Chairman of Lano International, Inc., a real estate development company. Mr. Novak is a graduate of Yale University, Yale Law School, and Oxford University as a Marshall Scholar. Mr. Novak practiced law at Cravath, Swaine & Moore and Swidler & Berlin, Chartered. His public service includes three years as an officer in the United States Marine Corps, a U.S. Supreme Court clerkship with Justice Potter Stewart, Senior Counsel to Senator Edward M. Kennedy, Senior Executive Assistant to Undersecretary of State, Eugene Rostow, and the Executive Director of President Johnson’s Telecommunications Task Force. Mr. Novak was appointed by President Carter and served for five years as Federal Fine Arts Commissioner.

Samuel E. Navarro was appointed to our Board of Directors in January 2000. Mr. Navarro is an acknowledged authority on the medical device and health care business and since March 2001 has served as the Managing Director of the Galleon Group, a $5 billion hedge fund based in New York City. Prior to joining Galleon, Mr. Navarro was the Global Head of Health Care Corporate Finance at ING Barings. Prior to joining ING Barings in 1998, Mr. Navarro was managing director of equity research for the medical technology sector for Union Bank of Switzerland. Mr. Navarro holds a B.S. in engineering from the University of Texas, an M.S. degree in engineering from Stanford University and an M.B.A. from the Wharton School.

Warwick Alex Charlton was appointed to our Board of Directors and served as the Non-Executive Chairman of the Board of Directors from March 8, 1999 to January 31, 2003. Mr. Charlton is the Managing Director of True North Partners L.L.C., a venture capital firm with a specialty in the healthcare field. Mr. Charlton has 20 years of business experience, of which ten years were line management experience and nine years were in the consulting profession (previously with Booz Allen & Hamilton and the Wilkerson Group). Mr. Charlton received an honors degree in Marketing from the University of Newcastle and an M.B.A. from Cranfield Institute of Technology. Mr. Charlton was formerly a Vice President of CSC Healthcare, Inc. and serves as a member of the Board of Directors of Intercure, Inc. and as an advisor to the Board of Directors of Balance Pharmaceuticals, Inc.

Anthony J. Dimun was appointed to our Board of Directors on October 3, 2003. He has served since May 2001 as Chairman of Nascent Enterprises, L.L.C., a medical device venture advisory firm. He also has served since 1987 as the Managing Director and Chief Executive Officer of Strategic Concepts, Inc., a financial advisory company with specific focus on venture capital and acquisition transactions. From March 1991 to May 2001, Mr. Dimun served as Executive Vice President and Chief Financial Officer of Vital Signs, Inc., a publicly held anesthesia and respiratory medical device company and currently serves as a director of Vital Signs, Inc. Mr. Dimun also serves as a member of the Board of Trustees of the New Jersey Center for Biomaterials, a non-profit collaboration of the three leading New Jersey universities. Prior to 1991, Mr. Dimun held positions as a Certified Public Accountant with several national accounting firms and served as Senior Vice President for an international merchant banking firm.

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of Board committees. Directors who are not our employees are compensated under the 2000 Non-Employee Director Plan. Each outside director was granted in 2002 a non-qualified option to purchase up to 20,000 shares of common stock, and in 2003 has been granted a non-qualified option to purchase up to 35,000 shares of common stock, except Mr. Dimun, who joined the Board in October 2003 and has therefore, under the guidelines of the Plan, been granted a non-qualified option to purchase up to 8,750 shares of common stock. Starting in 2003, each outside director will receive an annual cash retainer of $20,000 and will also be paid $1,000 for personal attendance at each meeting of the Board and each committee meeting held not in conjunction with meetings of the Board itself, and $500 for telephonic attendance at each Board or committee meeting, excluding meetings of limited scope and duration.

Compensation, Nominations and Corporate Governance and Audit Committees; Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee. In the year ended December 31, 2002, the members of the Committee were Messrs. Charlton, McAtee and Novak. In the year ended December 31, 2003, Mr. Charlton resigned from the Committee; Mr. Dimun joined the Committee to serve as its chairman. The Compensation Committee currently consists of Messrs. McAtee, Novak and Dimun. The Committee reviews executive compensation from time to time and reports and makes recommendations to the Board of Directors, which makes all final decisions on executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our overall performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans, as may be adopted by us from time to time. In 2003, the Compensation Committee adopted, and the Board approved, a charter for the Compensation Committee.

The Board of Directors has a Nominations and Corporate Governance Committee. In the year ended December 31, 2002, the members of the Committee were Messrs. O’Donnell, Charlton and McAtee. For 2003, Messrs. McAtee, DePiano and Charlton served on the Nominations and Corporate Governance Committee, with Mr. McAtee as its chairman. The Nominations and Corporate Governance Committee currently consists of Messrs. McAtee, Novak and Dimun. In 2003, the Nominations and Corporate Governance Committee adopted, and the Board approved, a charter for the Nominations and Corporate Governance Committee.

The Board of Directors has an Audit Committee. In the year ended December 31, 2002, Messrs. DePiano and McAtee served throughout the year. Mr. Navarro and Mr. Charlton also served at various times on the Committee during the year. For 2003, Messrs. Novak, DePiano, McAtee and Dimun served on the Audit Committee and continue to serve on the Committee. The Audit Committee reports to the Board of Directors regarding the appointment of our independent auditors, the scope and fees of the prospective annual audit and the results thereof, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our system of internal accounting controls. We included a copy of the Audit Committee charter in our 2002 Annual Meeting Proxy Statement, as filed with the Commission on May 8, 2002.

Finally, the Board of Directors adopted in 2003 a set of guidelines for corporate governance. These guidelines, taken in conjunction with the charters of the Committees, are designed to ensure our compliance with applicable SEC and Nasdaq requirements and to assure coordination and efficiency in the activities of the Board of Directors.

We also are in the process of developing various codes of conduct for our directors, officers and employees and for our financial executive officers, and intend to implement such policies as soon as reasonably practical and they have been approved.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2003.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation of our executive officers, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Corporate Operations, for the years ended December 31, 2003, 2002 and 2001:

	Annual Compensation			Long Term Compensation Awards
Name	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	Payouts All other Compensation ($)
Jeffrey F. O’Donnell (CEO)	2003	350,000	150,000	12,000	0	125,000	0	0
	2002	350,000	100,000	12,000	0	0	0	0
	2001	350,000	140,000	12,000	0	125,000	0	0
Dennis M. McGrath	2003	285,000	100,000	12,000	0	110,000	0	0
	2002	285,000	79,800	12,000	0	0	0	0
	2001	285,000	114,000	12,000	0	110,000	0	0
Michael R. Stewart	2003	235,000	70,000	12,000	0	75,000	0	0
	2002	1,808	0	0	0	150,000	0	0

“Bonus” in the foregoing table is the bonus earned in the period, even though it will have been paid in a subsequent period. “Stock options” are reflected in the year in which the options were granted.

Employment Agreement with Jeffrey F. O’Donnell. In November 1999, we entered into a three-year employment agreement with Jeffrey F. O’Donnell to serve as our President and Chief Executive Officer. We amended and restated that agreement on August 1, 2002. This agreement has been renewed through December 31, 2004. Mr. O’Donnell’s current base salary is $350,000 per year. If we terminate Mr. O’Donnell other than for “cause” (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $350,000, payable over 12 months. If a change of control occurs, Mr. O’Donnell becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

Employment Agreement with Dennis M. McGrath. In November 1999, we entered into a three-year employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration. We amended and restated that agreement on August 1, 2002. This agreement has been renewed through December 31, 2004. Mr. McGrath’s current base salary is $285,000 per year. If we terminate Mr. McGrath other than for “cause” (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $285,000, payable over 12 months. If a change of control occurs, Mr. McGrath becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

Employment Agreement with Michael R. Stewart. Effective December 27, 2002, Michael R. Stewart became the Company’s Executive Vice President of Corporate Operations, pursuant to an employment agreement. Mr. Stewart’s current base salary is $235,000 per year. This agreement has renewed through December 31, 2004. If we terminate Mr. Stewart other than for “cause” (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $235,000, payable over 12 months. If a change of control occurs, Mr. Stewart becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary, payable over 12 months.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our executive officers for the year ended December 31, 2003:

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term (1)
(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)	(c) % of Total Options/SARs Granted to Employees In Fiscal Year	(d) Exercise Or Base Price ($/Share) (1)	(e) Expiration Date (1)	(f) 5% ($)	(g) 10% ($)
Jeffrey F. O’Donnell	125,000	20.36%	1.66	4/29/08	$175,336	$261,349
Dennis M. McGrath	110,000	17.92%	1.66	4/29/08	$154,296	$229,987
Michael R. Stewart	75,000	12.21%	1.83	1/2/08	$92,452	$144,059

1.

This chart assumes a market price of $2.48 for the common stock, the closing sale price for our common stock in the Nasdaq National Market System as of December 31, 2003, as the assumed market price for the common stock with respect to determining the “potential realizable value” of the shares of common stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Our common stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the common stock.

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for our executive officers held by them at December 31, 2003:

Name	Shares Acquired On Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In the Money Options at December 31, 2003(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey F. O’Donnell	0	0	683,854	216,146	$89,375	$191,875
Dennis M. McGrath	0	0	501,354	193,646	$78,650	$168,850
Michael R. Stewart	0	0	98,438	126,563	$62,672	$80,578

(1)	Represents an amount equal to the number of options multiplied by the difference between the closing price for the common stock in the Nasdaq National Market System on the date of exercise and any lesser exercise price.

(2)	Represents an amount equal to the number of options multiplied by the difference between the closing price for the common stock in the Nasdaq National Market System on December 31, 2003 ($2.48 per share) and any lesser exercise price.

2000 Stock Option Plan

General. The 2000 Stock Option Plan was adopted by the Board of Directors on May 15, 2000, and was approved by our stockholders on July 18, 2000. We initially reserved for issuance an aggregate of 1,000,000 shares of common stock under the 2000 Stock Option Plan. We increased this to 2,000,000 shares of common stock, pursuant to the affirmative vote of the stockholders on June 10, 2002 and increased this number to 3,350,000 shares of common stock, pursuant to the affirmative vote of the stockholders on December 16, 2003. The 2000 Stock Option Plan provides for the grant to our employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, and for the grant to employees and consultants of non-statutory stock options.

A description of the 2000 Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the 2000 Stock Option Plan and does not purport to be complete.

The general purposes of the 2000 Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. It is intended that these purposes will be effected through the granting of stock options, which may be either “incentive stock options” as defined in Section 422 of the Code or “non-qualified stock options.”

The 2000 Stock Option Plan provides that options may be granted to our employees (including officers and directors who are employees) and consultants, or of any of our parents or subsidiaries. Incentive stock options may be granted only to employees. An employee or consultant who has been granted an option may, if otherwise eligible, be granted additional options.

Administration of and Eligibility under the 2000 Stock Option Plan. The 2000 Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of common stock to our officers, directors, employees, independent contractors and consultants and those of our subsidiaries as an incentive to remain in our employ or otherwise to provide services to us. The 2000 Stock Option Plan authorizes the issuance of incentive stock options, or ISOs, non-qualified stock options, or NSOs, and stock appreciation rights, or SARs, to be granted by a committee to be established by the Board of Directors, to administer the 2000 Stock Option Plan, or if no such committee is established, then by the Board of Directors, either of which will consist of at least two non-employee directors, as such term is defined under Rule 16b-3 of the Exchange Act, and shall qualify as outside directors, for purposes of Section 162(m) of the Code. The Compensation Committee has been charged by the Board of Directors to administer this option plan.

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

As of the date of this Report, we had 1,757,238 options outstanding under the 2000 Stock Option Plan, and we had 1,592,762 shares of common stock available for grant under the 2000 Stock Option Plan.

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

Each ISO must be exercised, if at all, within 10 years from the date of grant or such lesser period as the Committee may determine, but, within 5 years of the date of grant in the case of ISO’s granted to Ten Percent Stockholders.

The aggregate fair market value (determined as of date of grant of the ISO) of the common stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

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

Stock Appreciation Rights. Each SAR granted under the 2000 Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from us, in exchange therefore an amount equal in value to the excess of the fair market value of the common stock on the date of exercise of one share of common stock over its fair market value on the date of grant (or in the case of a SAR granted in connection with an option, the excess of the fair market of one share of common stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of common stock covered by the SAR or the option, or portion thereof, that is surrendered.

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

Termination of Options and SARs on Merger, Reorganization or Liquidation. In the event of our merger, consolidation or other reorganization in which we are not the surviving or continuing corporation (as determined by the committee) or in the event of our liquidation or dissolution, all options and SARs granted under the 2000 Stock Option Plan will terminate on the effective date of the merger, consolidation, reorganization, liquidation or dissolution, unless there is an agreement with respect to such transition which expressly provides for the assumption of such options and SARs by the continuing or surviving corporation.

Amendment or Discontinuance of Stock Option Plan. The Board of Directors has the right to amend, suspend or terminate the 2000 Stock Option Plan at any time. Unless sooner terminated by the Board of Directors, the 2000 Stock Option Plan will terminate on May 14, 2010, the 10th anniversary date of the effectiveness of the 2000 Stock Option Plan.

2000 Non-Employee Director Stock Option Plan

General. The 2000 Non-Employee Director Stock Option Plan, or the Non-Employee Director Plan, was adopted by the Board of Directors on May 15, 2000, to be effective as of June 1, 2000, and was approved by our stockholders on July 18, 2000. We initially reserved for issuance an aggregate of 250,000 shares of common stock under the Non-Employee Direct Plan. We increased this to 650,000 shares of common stock, pursuant to the affirmative vote of the stockholders on June 10, 2002 an increased this number to 1,000,000 shares of common stock, pursuant to the affirmative vote of the stockholders on December 16, 2003.

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

Administration. The Non-Employee Director Plan will be administered by a committee of the Board of Directors, appointed from time to time by the Board of Directors. The Nominations and Corporate Governance Committee has been charged with this task. The committee has full authority to interpret the Non-Employee Director Plan and decide any questions under the Non-Employee Director Plan and to make such rules and regulations and establish such processes for administration of the Non-Employee Director Plan as it deems appropriate subject to the provisions of the Non-Employee Director Plan.

Available Shares. The Non-Employee Director Plan authorizes the issuance of up to 1,000,000 shares of common stock upon the exercise of non-qualified stock options granted to our non-employee directors. In general, if options are for any reason canceled, or expire or terminate unexercised, the shares covered by such options will again be available for the grant of options.

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

Grant of Options. As of each January 1 following the effective date of the Non-Employee Director Plan, commencing January 1, 2001, or the Initial Grant Date, each non-employee director was automatically granted an option to purchase 20,000 shares of common stock in respect of services to be rendered to us as a director during the forthcoming calendar year, subject to the terms of the Non-Employee Director Plan. Each non-employee director who was first elected to the Board of Directors after June 1, 2000, but prior to January 1, 2001, was granted, as of the date of his election, or First Grant Date, an option to purchase that number of shares equal to the product of (i) 5,000 and (ii) the number of fiscal quarters remaining in our then current fiscal year (including the quarter in which the date of such director’s election falls), subject to the terms of the Non-Employee Director Plan. As of January 1, 2002 or the First Grant Date, as the case may be, each non-employee director was automatically granted an option to purchase 20,000 shares of common stock, or the Annual Grant. Commencing January 1, 2003, the annual grant was to be a nonqualified stock option of 35,000 shares of common stock, pursuant to the approval of the stockholders on June 10, 2002. In other respects, the Plan will operate as before January 1, 2003. As of March 12, 2004, we have granted 383,750 options to our eligible directors under the Non-Employee Director Plan. We have 616,250 shares available for grant under option under the plan as of the date of this Report.

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

Options that are exercisable upon a non-employee director’s termination of directorship for any reason except death, disability or cause (as defined in the Non-Employee Director Plan), prior to the complete exercise of an option (or deemed exercise thereof), will remain exercisable following such termination until the earlier of (i) the expiration of the 90 day period following the non-employee director’s termination of directorship or (ii) the remaining term of the option.

Options that are exercisable upon a non-employee director’s termination of directorship for disability or death, will remain exercisable by the non-employee director or, in the case of death, by the non-employee director’s estate or by the person given authority to exercise such options by his or her will or by operation of law, until the earlier of (i) the first anniversary of the non-employee director’s termination of directorship or (ii) the remaining term of the option.

If, however, for reasons of “cause” a non-employee director is removed from the Board of Directors, fails to stand for reelection or fails to be re-nominated, or if we obtain or discover information after termination of directorship that such non-employee director had engaged in conduct during such directorship that would have justified a removal for cause during such directorship, all outstanding options of such non-employee director will immediately terminate and will be null and void.

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

No options may be exercised more than 10 years after grant, options are not transferable (other than at death), and in the event of complete termination for cause (other than death or disability) or voluntary termination, all unvested options automatically terminate. Options are no longer granted out of this Plan and 60,000 options remain outstanding under this plan, which is otherwise inactive.

Other Non-Employee Director Stock Option Plan

On April 10, 1998, our Board of Directors adopted a resolution creating a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director is to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vest at the rate of 5,000 options per quarter during each quarter in which such person has served as a member of the Board of Directors. Since we have adopted the 2000 Non-Employee Director Stock Option Plan, we no longer grant options to members of our Board of Directors under this plan and 205,000 options remain outstanding under this plan, which is otherwise inactive.

Limitation on Directors’ Liabilities; Indemnification of Officers and Directors

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

The indemnification agreement provides that we are to indemnify an indemnitee, who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was one of our directors, officers, key employees or agents. We are to advance all expenses, judgments, fines, penalties and amounts paid in settlement (including taxes imposed on indemnitee on account of receipt of such payouts) incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee is to repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by us. The advances paid to the indemnitee by us are to be delivered within 20 days following a written request by the indemnitee. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from our assets, thereby affecting a stockholder’s investment.

At present, there is no pending litigation or proceeding involving an indemnitee where indemnification would be required or permitted under the indemnification agreements.

Termination of Employment and Change of Control Agreements

We have employment agreements with Messrs. O’Donnell, McGrath and Stewart. These agreements provide for severance upon termination of employment, whether in context of a change of control or not. We also have arrangements with other key employees under which we would be obliged to pay compensation upon their termination outside a context of change of control, and, for a lesser number of key employees, by virtue of a change of control. If all such executive officers and key employees were terminated other than for cause and not within a change of control, we would have had an aggregate commitment of approximately $1,461,000 at December 31, 2003 for severance and related compensation. However, the obligation for such compensation that would arise in favor of the executive officers and certain key employees by virtue of a change of control would have been approximately $1,992,000 at December 31, 2003.

Directors’ and Officers’ Liability Insurance

We have obtained directors’ and officers’ liability insurance which expires on February 24, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table reflects, as of March 12, 2004, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer (See Item 11, “Executive Compensation”), (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Richard J. DePiano(2)	130,550	*
Jeffrey F. O’Donnell (3)	743,146	1.93
Dennis M. McGrath (4)	557,333	1.46
Michael R. Stewart(5)	99,878	*
Alan R. Novak (6)	152,351	*
John J. McAtee, Jr. (7)	468,750	1.24
Samuel E. Navarro (8)	201,666	*
Warwick Alex Charlton (9)	273,750	*
Anthony J. Dimun (10)	62,500	*
SAFECO Reporting Persons (11)	3,500,000	9.11
Cooper Hill Reporting Persons (12)	2,190,883	5.74
Corsair Reporting Persons (13)	2,010,431	5.27
All directors and officers as a group (9 persons) (14)	2,689,924	6.76

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 12, 2004, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 37,736,139 shares of common stock outstanding as of March 12, 2004.

(2)	Includes 31,800 shares and options to purchase up to 98,750 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 12, 2004. Mr. DePiano’s address is 351 East Conestoga Road, Wayne, Pennsylvania 19087.

(3)	Includes 2,000 shares and options to purchase up to 741,146 shares of common stock. Does not include options to purchase up to 308,854 shares of common stock, which may vest more than 60 days after March 12, 2004.

(4)	Includes 4,000 shares and options to purchase up to 553,333 shares of common stock. Does not include options to purchase up to 266,667 shares of common stock, which may vest more than 60 days after March 12, 2004.

(5)	Includes 1,440 shares and options to purchase 98,438 shares of common stock. Does not include options to purchase up to 201,562 shares of common stock, which may vest more than 60 days after March 12, 2004.

(6)	Includes 28,601 shares of common stock and options to purchase up to 123,750 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 12, 2004. Mr. Novak’s address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

(7)	Includes 320,000 shares, warrants to purchase up to 25,000 shares and options to purchase up to 123,750 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 12, 2004. Mr. McAtee’s address is Two Greenwich Plaza, Greenwich, Connecticut 06830.

(8)	Includes 25,000 shares, warrants to purchase up to 6,250 shares and options to purchase up to 170,416 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 12, 2004. Mr. Navarro’s address is 135 East 57th Street, 16th floor New York, New York 10022.

(9)	Includes 170,000 shares of common stock owned by True North Partners, L.L.C., of which Mr. Charlton holds a 20.3% indirect equity interest, and options to purchase 103,750 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 12, 2004. Mr. Charlton’s address is 375 Park Avenue, Suite 2309, New York, New York 10152.

(10)	Includes 45,000 shares and options to purchase up to 17,500 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 12, 2004. Mr. Dimun’s address is 46 Parsonage Hill Road, Short Hills, New Jersey 07078.

(11)	Includes 1,800,000 shares of common stock and warrants to purchase up to 450,000 shares of common stock beneficially owned by SAFECO Common Stock Trust (“SAFECO CST”). An additional 1,000,000 shares of common stock and warrants to purchase up to 250,000 shares of common stock are beneficially owned by SAFECO Asset Management Company (“SAM”) and SAFECO Corporation (“SAFECO”), and SAM and SAFECO are also beneficial owners of the shares beneficially owned by SAFECO CST, or an aggregate of 2,800,000 shares of common stock and warrants to purchase up to 700,000 shares of common stock. SAFECO CST is a registered investment company under Section 8 of the Investment Company Act of 1940, as amended. SAM is a registered investment advisor under Section 203 of the Investment Advisers Act of 1940, as amended, and serves as the investment advisor for SAFECO CST. SAFECO and together with SAFECO CST and SAM, the “SAFECO Reporting Persons”) is a parent holding company of SAM in accordance with Rule 13d-l(b)(1)(ii)(F) of the Exchange Act. Each of SAFECO and SAM may be deemed to have indirect beneficial ownership of the securities beneficially owned by SAFECO CST based on their respective ownership or control of SAFECO CST; however, each of SAFECO and SAM may disclaim beneficial ownership of these securities for purposes of Sections 13(d) or 13(g) under the Exchange Act. The shares underlying the warrants may be deemed to be beneficially owned by SAFECO CST in its holdings. The address of, SAFECO Reporting Persons is c/o SAFECO Asset Management Company, 601 Union Street, Suite 2500, Seattle, Washington 98101. The foregoing information has been derived from a Schedule 13G, as amended, filed on behalf of the SAFECO Reporting Persons, on February 6, 2004.

(12)	CLSP, L.P., CLSP II, L.P., CLSP/SBS I, L.P. and CLSP/SBS II, L.P. (the “CLSP Partnerships”) are each private investment partnerships, the sole general partner of which is Cooper Hill Partners, LLC (“Cooper Hill LLC”). CLSP, L.P. is the beneficial owner of 600,944 shares of common stock. CLSP II, L.P. is the beneficial owner of 743,149 shares of common stock. CLSP/SBS I, L.P. is the beneficial owner of 233,791 shares of common stock. CLSP/SBS II, L.P. is the beneficial owner of 70,984 shares of common stock. As the sole general partner of the CLSP Partnerships, Cooper Hill LLC has the power to vote and dispose of those shares of common stock held by each of the CLSP Partnerships and, accordingly, may be deemed to be the beneficial owner of such shares. Pursuant to an investment advisory contract, Cooper Hill Partners, L.P. (“Cooper Hill LP”) has the power to vote and dispose of 542,015 shares of common stock and warrants to purchase up to 104,063 shares held for the account of CLSP Overseas, Ltd. (“CLSP Ltd.”) and, accordingly, may be deemed to be the beneficial owner of such shares. Jeffrey Casdin (“Casdin,” and collectively with the CLSP Partnerships, Cooper Hill LLC and Cooper Hill LP, the “Cooper Hill Reporting Persons”) is the managing member of Cooper Hill LLC and Casdin Capital, LLC, the managing member of Cooper Hill LP. Accordingly, the Cooper Hill Reporting Persons may collectively be deemed to be the beneficial owners of 2,190,883 shares of common stock, including 1,749,706 shares of common stock and warrants to purchase up to 441,177 shares. Neither the use of the term “Cooper Hill Reporting Persons” nor the aggregation of ownership interests by the Cooper Hill Reporting Persons, as described herein, necessarily implies the existence of a group for purposes of Section 13(d)(3) of the Exchange Act or any other purpose. The foregoing information has been derived from a Schedule 13G filed on behalf of the Cooper Hill Reporting Persons, on February 17, 2004.

(13)	Corsair Capital Partners, L.P., a Delaware limited partnership (“Corsair Capital Partners”), Corsair Long Short International, Ltd., a Cayman Islands exempted company (“Corsair International”), and Corsair Select, L.P., a Delaware limited partnership (“Corsair Select,” and together with Corsair Capital Partners and Corsair International, the “Corsair Entities”), are each private investment funds. Corsair Capital Partners beneficially owns 1,404,920 shares of common stock, Corsair International beneficially owns 58,400 shares of common stock, and Corsair Select, L.P., as successor in interest to Neptune Partners, L. P., a Delaware limited partnership, beneficially owns 489,511 shares of common stock. Corsair Capital Management, L.L.C. (“Corsair Capital Management”) is the investment manager of Corsair Capital Partners and Corsair International. As the sole investment manager of Corsair Capital Partners and Corsair International, Corsair Capital Management has the power to vote and dispose of those shares of common stock held by each of Corsair Capital Partners and Corsair International and accordingly, may be deemed to be the beneficial owner of such shares. Major Capital Management, L.L.C. (“Major Capital Management”) is the general partner of Corsair Select. As the general partner of Corsair Select, Major Capital Management has the power to vote and dispose of those shares of common stock held by Corsair Select and, accordingly, may be deemed to be the beneficial owner of such shares. Jay R. Petschek (“Petschek”) and Steven Major (“Major,” and together with the Corsair Entities, Major Capital Management, Petschek and Major, the “Corsair Reporting Persons”) are the controlling principals of Corsair Capital Management and Steven Major is controlling principal of Major Capital Management. Mr. Major beneficially owns an additional 21,000 shares of common stock. Accordingly, the Corsair Reporting Persons may collectively be deemed to be the beneficial owners of 2,010,431 shares of common stock, including 1,569,255 shares of common stock and warrants to purchase up to 441,176 shares. Neither the use of the terms “Corsair Entities” or “Corsair Reporting Persons” nor the aggregation of ownership interests by the Corsair Reporting Persons, as described herein, necessarily implies the existence of a group for purposes of Section 13(d)(3) of the Exchange Act or any other purpose. The foregoing information has been derived from a Schedule 13G filed on behalf of the Corsair Reporting Persons, on February 17, 2004.

(14)	Includes 627,841 shares, warrants to purchase up to 31,250 shares and options to purchase 2,030,833 shares of common stock. Does not include options to purchase up to 934,583 shares of common stock, which may vest more than 60 days after March 12, 2004.

Item 13.	Certain Relationships and Related Transactions

In the year ended December 31, 2002, we engaged True North Partners, LLC, or True North Partners, to perform marketing consulting services for us, and we also engaged True North Capital Ltd., or True North Capital, to perform financial consulting services for us. True North Capital is a fund management group which provides management and acquisition advisory services with a specialty in the healthcare industry, and True North Partners is a consulting group which also serves as the fund advisor for True North Capital. One of our directors, Warwick Alex Charlton, is a senior member of the executive management staff of each of True North Partners and True North Capital. Mr. Charlton holds approximately 20.3% equity interests in each of True North Partners and True North Capital. Another of our directors, John J. McAtee, Jr., holds equity interests of less than 1% in each of True North Partners and True North Capital. Mr. McAtee resigned from the Investment Advisory Board of True North Capital on April 14, 2003. We are advised that True North Partners and True North Capital have common equity ownership, but separate management groups and operations. In the year ended December 31, 2003, we incurred charges of $18,128 and $20,000 for the marketing and financial services from True North Partners and True North Capital, respectively. In the year ended December 31, 2002, we incurred charges of $57,048 and $25,000 for the marketing and financial services from True North Partners and True North Capital, respectively. We are advised that the aggregate fees paid to True North Partners and True North Capital in the years ended December 31, 2002 and December 31, 2003 constituted less than 5% of the consolidated revenues of each of True North Partners and True North Capital during the same periods.

We entered into an agreement with True North Capital (the “TNC Agreement”), dated as of October 28, 2003, pursuant to which True North Capital has agreed to assist us in identifying and evaluating proposed strategic growth transactions relating to the healthcare industry. In the event of the completion of an acquisition or merger transaction, we have agreed to pay True North Capital a “success fee” equal to the greater of: (i) $250,000, or (ii) the sum of (a) 5% of the aggregate purchase, if the aggregate consideration is equal to or greater than $5,000,000 and less than $10,000,000; plus; (b) 3% of the aggregate consideration from $10,000,000 to $50,000,000, plus; (c) 2.5% of the aggregate consideration from $50,000,000 to $100,000,000, plus; (d) 2% of the aggregate consideration from $100,000,000 to $150,000,000, plus; (e) 1.5% of the aggregate consideration in excess of $150,000,000. We shall be responsible for reimbursing the out-of-pocket expenses, which we approve beforehand and which True North Capital incurs in pursuance of the TNC Agreement. We have paid True North Capital a one-time $20,000 expense reimbursement for the deployment of its personnel and resources in the fulfillment of the goals set forth in the TNC Agreement. The TNC Agreement may be canceled upon 30 days’ notice from either party.

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

Item 14.	Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed to us by the independent auditors, KPMG LLP, or KPMG, for professional services rendered in connection with the audit of our financial statements included in this

Annual Report on Form 10-K for 2003, and for review of our statements included in our Quarterly Reports on Form 10-Q during 2003, totaled approximately $115,000. The aggregate fees billed to us by KPMG for professional services rendered in connection with the audit of our financial statements included in our Annual Report on Form 10-K for 2002, and for the review of our financial statements included in our Quarterly Reports on Form 10-Q during 2002, totaled approximately $137,000.

Audit-Related Fees. The aggregate fees billed to us by KPMG for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $18,000 and $45,000 for 2003 and 2002, respectively. These costs primarily related to services provided in connection with the filing of registration statements.

All Other Fees. The aggregate fees billed to us by KPMG for products and services rendered by KPMG for tax consulting were negligible for 2003 and 2002.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of KPMG to perform audit or non-audit services for us before KPMG is engaged to provide those services. The Audit Committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage KPMG for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting an disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement comes up during the year, engagement will require approval of the Audit Committee.

Auditor Selection for Fiscal 2004. KPMG has been selected to serve as our independent auditor for the year ending December 31, 2004.

PART IV

Item 15	Exhibits and Reports on Form 8-K

A.	Financial Statements

Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the 3-year period ended December 31, 2003.

Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

B.	Reports on Form 8-K

1.	On October 29, 2003, we filed a Report on Form 8-K concerning, among other things, the agreement between PhotoMedex, Inc. and True North Capital Ltd.

2.	On October 31, 2003, we filed a Report on Form 8-K with respect to our press release, dated October 30, 2003, with respect to our earnings for the third quarter of 2003.

3.	On February 27, 2004, we filed a Report on Form 8-K with respect to our press release, dated February 24, 2004, with respect to our earnings for the fourth quarter of 2003.

C.	Other Exhibits

2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)

3.1(a)	Certificate of Incorporation, filed on November 3, 1987 (2)

3.1(b)	Amendment to Certificate of Incorporation, filed on July 19, 1999 (2)

3.1(c)	Amendment to Certificate of Incorporation, filed on July 22, 1999 (2)

3.1(d)	Restated Certificate of Incorporation, filed on August 8, 2000(3)

3.1(e)	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004.

3.2	Amended and Restated Bylaws (4)

10.1	Lease Agreement (Carlsbad, California) dated August 4, 1998 (2)

10.2	Patent License Agreement between the Company and Patlex Corporation (5)

10.3	Clinical Trial Agreement between Massachusetts General Hospital, R. Rox Anderson and the Company, dated March 17, 1998 (2)

10.4	Consulting Agreement dated as of January 21, 1998 between the Company and R. Rox Anderson, M.D.(2)

10.5	Amended and Restated Employment Agreement with Jeffrey F. O’Donnell, dated August 1, 2002 (1)

10.6	Amended and Restated Employment Agreement with Dennis M. McGrath, dated August 1, 2002 (1)

10.7	Lease between the Company and Radnor Center Associates, dated April 1, 2000 (2)

10.8	Healthworld Agreement, dated May 11, 1999 (2)

10.9	Clinical Trial Agreement, dated July 27, 1999 (Scalp Psoriasis) (2)

10.10	Clinical Trial Agreement, dated July 27, 1999, and Amendment dated March 1, 2000 (Plaque Psoriasis) (2)

10.11	Clinical Trial Agreement, dated July 27, 1999 (High Fluence) (2)

10.12	Clinical Trial Agreement, dated November 15, 1999 (Vitiligo) (2)

10.13	Massachusetts General Hospital License Agreement, dated November 26, 1997 (2)

10.14	Asset Purchase Agreement with Laser Components GmbH, dated February 29, 2000 (2)

10.15	Amended and Restated 2000 Stock Option Plan (1)

10.16	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)

10.17	Revolving Loan Agreement, dated May 31, 2000, between Surgical Laser Technologies, Inc. and AmSouth Bank (6)

10.18	First Amendment to Revolving Loan Agreement, dated February 20, 2002, between Surgical Laser Technologies, Inc. and AmSouth Bank (6)

10.19	Second Amendment to Revolving Loan Agreement, dated June 26, 2002, between Surgical Laser Technologies, Inc. and AmSouth Bank (6)

10.20	Third Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (6)

10.21	Fourth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (6)

10.22	Fifth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (6)

10.23	Sixth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (6)

10.24	Note for Business and Commercial Loans, dated March 26, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (6)

10.25	Addendum to Note for Business and Commercial Loans LIBOR rate, dated March 26, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (6)

10.26	Security Agreement (Accounts, Inventory and General Intangibles), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (6)

10.27	Security Agreement for Tangible Personal Property, dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (6)

10.28	Limited Security Agreement (Alabama), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (6)

10.29	Letter of waiver from AmSouth Bank, dated February 27, 2003 (6)

10.30	Continuing Guaranty Agreement, dated March 26, 2003, by PhotoMedex, Inc. in favor of AmSouth Bank (6)

10.31	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (6)

10.32	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (6)

10.33	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (6)

10.34	Secured Promissory Note, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (6)

10.35	Security Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (6)

10.36	Agreement as to Collateral, dated May 22, 2002, among Surgical Laser Technologies, Inc., Reliant Technologies, Inc. and AmSouth Bank (6)

10.37	Employment Agreement of Michael R. Stewart, dated December 27, 2002 (6)

10.38	Seventh Amendment to Revolving Loan Agreement and related agreements, dated March 10, 2004, among Surgical Laser Technologies, Inc., PhotoMedex, Inc. and AmSouth Bank

10.39	Note for Business and Commercial Loans, dated May 13, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (7)

10.40	Addendum to Note for Business and Commercial Loans, LIBOR rate, dated May 13, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (7)

10.41	Letter Agreement dated October 28, 2003 between PhotoMedex and True North Capital Ltd. (8)

16.1	Letter re Change in Certifying Accountant (9)

22.1	List of subsidiaries of the Company

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Letter re Arthur Andersen LLP (10)

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, and as amended.

(3)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1987

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(8)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(9)	Filed as part of our Current Report on Form 8-K, dated May 9, 2000, and as amended.

(10)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2001.

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission’s website at www.sec.gov. You may also inspect reports and other information concerning us at the offices of the Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

Our primary Internet address is www.photomedex.com. Corporate information can be located by clicking on the “Investor Relations” link in the top-middle of the page, and then clicking on “SEC Filing” in the menu. We make our periodic Commission Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our Web site, as allowed by Commission’s rules.

DOCUMENTS INCORPORATED BY REFERENCE

Certain documents listed above in Part IV, Item 15 of this Report, as exhibits to this Report on Form 10-K, are incorporated by reference from other documents previously filed by us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: March 12, 2004	By:	/s/ JEFFREY F. O’DONNELL

Jeffrey F. O’Donnell President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ RICHARD J. DEPIANO Richard J. DePiano	Chairman of the Board of Directors	March 12, 2004

/s/ JEFFREY F. O’DONNELL Jeffrey F. O’Donnell	President, Chief Executive Officer and Director	March 12, 2004

/s/ DENNIS M. MCGRATH Dennis M. McGrath	Chief Financial Officer	March 12, 2004

/s/ ALAN R. NOVAK Alan R. Novak	Director	March 12, 2004

/s/ JOHN J. MCATEE, JR John J. McAtee, Jr.	Director	March 12, 2004

/s/ SAMUEL E. NAVARRO Samuel E. Navarro	Director	March 12, 2004

/s/ WARWICK ALEX CHARLTON Warwick Alex Charlton	Director	March 12, 2004

/s/ ANTHONY J. DIMUN Anthony J. Dimun	Director	March 12, 2004

PHOTOMEDEX, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To Stockholders and Board of Directors

PhotoMedex, Inc. and Subsidiaries:

We have audited the 2003 and 2002 consolidated financial statements of PhotoMedex, Inc. and subsidiaries as listed in the accompanying index. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 consolidated financial statements of PhotoMedex, Inc. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revisions described in Note 1 to the financial statements, in their report dated February 19, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of PhotoMedex, Inc. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In addition, as also described in Note 1, these financial statements have been revised to present product sales and services and related costs separately in the consolidated statements of operations. We audited the adjustments that were applied to revise the 2001 financial statements. In our opinion, the transitional disclosures for 2001 in Note 1 and the revisions to the presentation of the consolidated statements of operations are appropriate and have been appropriately applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of PhotoMedex, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 18, 2004 (except with respect to the third paragraph of note 8, as to which the date is March 10, 2004)

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PhotoMedex, Inc.:

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. (formerly Laser Photonics, Inc.) (a Delaware company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Philadelphia, Pennsylvania

February 19, 2002

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$6,633,468	$4,008,051
Restricted cash, cash equivalents and short-term investments	—	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $698,044 and $1,169,486	3,483,030	2,536,334
Inventories	4,522,462	5,055,783
Prepaid expenses and other current assets	334,002	283,001

Total current assets	14,972,962	13,883,169
Property and equipment, net	4,005,205	3,672,438
Patents and licensed technologies, net	758,655	933,802
Goodwill, net	2,944,423	2,944,423
Other assets	71,486	79,372

Total assets	$22,752,731	$21,513,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of notes payable	$101,066	$75,263
Current portion of long-term debt	1,269,759	2,143,425
Accounts payable	2,218,993	2,833,361
Accrued compensation and related expenses	940,352	822,999
Other accrued liabilities	975,536	1,246,433
Deferred revenues	811,712	183,475

Total current liabilities	6,317,418	7,304,956
Notes payable	51,489	—
Long-term debt	405,749	899,626

Total liabilities	6,774,656	8,204,582

Commitment and contingencies (Note 9)
Stockholders’ Equity:
Common Stock, $.01 par value, 75,000,000 shares authorized; 37,736,139 and 31,439,058 shares issued and outstanding	377,361	314,391
Additional paid-in capital	86,871,415	76,828,582
Accumulated deficit	(71,262,366)	(63,819,517)
Deferred compensation	(8,335)	(14,834)

Total stockholders’ equity	15,978,075	13,308,622

Total liabilities and stockholders’ equity	$22,752,731	$21,513,204

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2003	2002	2001
Revenues:
Product sales	$6,870,570	$2,531,063	$3,873,500
Services	7,448,223	743,395	856,958

	14,318,793	3,274,458	4,730,458

Cost of revenues:
Product cost of revenues	3,732,109	1,130,825	1,576,526
Services cost of revenues	6,755,499	3,294,609	3,375,118

	10,487,608	4,425,434	4,951,644

Gross profit (loss)	3,831,185	(1,150,976)	(221,186)

Operating expenses:
Selling, general and administrative	9,451,224	6,190,836	10,519,107
Engineering and product development	1,776,480	1,757,257	3,329,150
Asset impairment charge	—	—	1,958,333

	11,227,704	7,948,093	15,806,590

Loss from operations	(7,396,519)	(9,099,069)	(16,027,776)
Interest expense (income), net	46,330	(25,669)	(213,333)
Other income, net	—	1,087	76,840

Net loss	$(7,442,849)	$(9,072,313)	$(15,737,603)

Basic and diluted net loss per share	$(0.21)	$(0.34)	$(0.80)

Shares used in computing basic and diluted net loss per share	35,134,378	26,565,685	19,770,749

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
BALANCE, JANUARY 1, 2001	17,847,676	$178,477	$56,652,344	($39,009,601)	($53,019)	$17,768,201
Sale of stock, net of expenses	6,270,714	62,707	10,328,421	—	—	10,391,128
Exercise of stock options	51,563	516	18,422	—	—	18,938
Stock issued to consultants for services	10,000	100	59,900	—	—	60,000
Stock options issued to consultants for services	—	—	198,750	—	—	198,750
Reversal of unamortized portion of deferred compensation for terminated employees	—	—	(12,470)	—	12,470	—
Amortization of deferred compensation	—	—	—	—	10,266	10,266
Net loss	—	—	—	(15,737,603)	—	(15,737,603)

BALANCE, DECEMBER 31, 2001	24,179,953	241,800	$67,245,367	(54,747,204)	(30,283)	12,709,680
Sale of stock, net of expenses	4,115,000	41,150	5,664,897	—	—	5,706,047
Exercise of warrants	409,751	4,097	428,885	—	—	432,982
Exercise of stock options	18,000	180	17,820	—	—	18,000
Stock options issued to consultants for services	—	—	34,296	—	—	34,296
Reversal of unamortized portion of deferred compensation for terminated employees	—	—	(6,336)	—	6,336	—
Amortization of deferred compensation	—	—	—	—	9,113	9,113
Issuance of stock for SLT acquisition, net of expenses	2,716,354	27,164	3,443,653	—	—	3,470,817
Net loss	—	—	—	(9,072,313)	—	(9,072,313)

BALANCE, DECEMBER 31, 2002	31,439,058	314,391	76,828,582	(63,819,517)	(14,834)	13,308,622
Sale of stock, net of expenses	5,982,352	59,824	9,417,722	—	—	9,477,546
Exercise of warrants	253,271	2,532	460,316	—	—	462,848
Exercise of stock options	61,458	614	63,918	—	—	64,532
Stock options issued to consultants for services	—	—	38,164	—	—	38,164
Stock options issued to former employee	—	—	62,713	—	—	62,713
Amortization of deferred compensation	—	—	—	—	6,499	6,499
Net loss	—	—	—	(7,442,849)	—	(7,442,849)

BALANCE, DECEMBER 31, 2003	37,736,139	$377,361	$86,871,415	($71,262,366)	($8,335)	$15,978,075

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net loss	($7,442,849)	($9,072,313)	($15,737,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,186,743	1,647,203	2,178,585
Asset impairment charge	—	—	1,958,333
Loss (gain) on disposal of property and equipment	7,574	—	(38,358)
Provision for doubtful accounts	254,429	637,857	864,551
Stock issued to consultants for services	—	—	60,000
Stock options issued to former employee	62,713	—	—
Stock options and warrants issued to consultants for services	38,164	34,296	198,750
Amortization of deferred compensation	6,499	9,113	10,266
Changes in operating assets and liabilities:
Accounts receivable	(1,201,125)	28,762	(2,271,294)
Inventories	485,694	234,874	(1,308,144)
Prepaid expenses and other assets	436,672	98,587	127,392
Accounts payable	(443,368)	(113,193)	898,978
Accrued compensation and related expenses	117,353	222,214	(99,165)
Other accrued liabilities	(270,897)	243,756	(61,883)
Deferred revenues	628,237	(42,975)	56,100

Net cash used in operating activities	(5,134,161)	(6,071,819)	(13,163,492)

Cash Flows From Investing Activities:
Purchases of property and equipment	(51,103)	(73,538)	(120,679)
Sale (purchase) of short-term investments	—	—	2,000,000
Lasers (placed into) or retired from service	(1,556,654)	99,090	(2,598,840)
Acquisition costs, net of cash received	—	(231,500)	—

Net cash used in investing activities	(1,607,757)	(205,948)	(719,519)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	9,477,546	5,706,047	10,391,128
Proceeds from exercise of options	64,532	18,000	18,938
Proceeds from exercise of warrants	462,848	432,982	—
Proceeds from issuance of notes payable	—	60,905	236,320
Payments on long-term debt	(218,829)	—	—
Payments on notes payable	(648,494)	(104,129)	(257,595)
Net (repayments) advances on line of credit	(1,770,268)	105,193	—
Decrease in restricted cash, cash equivalents and short-term investments	2,000,000	—	—

Net cash provided by financing activities	9,367,335	6,218,998	10,388,791

Net increase (decrease) in cash and cash equivalents	2,625,417	(58,769)	(3,494,220)
Cash and Cash Equivalents, Beginning of Year	4,008,051	4,066,820	7,561,040

Cash and Cash Equivalents, End of Year	$6,633,468	$4,008,051	$4,066,820

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The Company and Summary of Significant Accounting Policies:

The Company:

Background

PhotoMedex, Inc. and subsidiaries (the “Company”) is a medical device company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers. The Company develops, manufactures and markets excimer-laser-based instrumentation designed to treat phototherapeutically psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, the Company received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® system, for the treatment of psoriasis. In March 2001, the Company received FDA clearance to treat vitiligo; in August 2001, the Company received FDA clearance to treat atopic dermatitis, and in May 2002, the FDA granted 510(k) clearance to market the XTRAC system for the treatment of leukoderma. The Company launched the XTRAC phototherapy treatment system commercially in the United States in August 2000.

Through the acquisition of Surgical Laser Technologies, Inc. (“SLT”) on December 27, 2002 (see Note 2), the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers’ products.

Liquidity and Going Concern

The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses. During the first quarter of 2003, the Company re-launched the marketing of its XTRAC system in the United States following the issuance of current procedural terminology (“CPT”) codes and associated reimbursement rates by the Center of Medicare and Medicaid Services (“CMS”). The Company has historically financed its activities from the private placement of equity securities. As of December 31, 2003, the Company had an accumulated deficit of $71,262,366.

The Company expects to incur operating losses into 2004 as it plans to spend substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment product and expansion of its manufacturing operations. Notwithstanding the approval by CMS for Medicare and Medicaid reimbursement, the Company continues to face resistance from private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure. Management cannot assure that the Company will market the product successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

The Company’s future revenues and success depends upon its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company’s excimer-laser-based system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and abroad. The Company’s ability to introduce successful, new products based on its business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company’s control. Consequently, the Company’s historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $6,633,468 as of December 31, 2003. Management believes that the existing cash balance together with its existing financial resources, including access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements into 2005. The 2004 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for use of the XTRAC system based on the recent approval of reimbursement codes and wider insurance coverage in the United States and continuing cost savings from the integration of the combined companies. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions.

Cash and Cash Equivalents

The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2003 and 2002.

Restricted Cash, Cash Equivalents and Short-Term Investments

A line of credit agreement, amended February 27, 2003 and March 26, 2003, was extended to SLT by a bank. The line required that SLT maintain cash and cash equivalents (including short-term investments), for any amount borrowed on the line in excess of $1,000,000, as collateral for the line of credit (see Notes 2 and 8). Previous to the amendment, SLT was required to maintain $2,000,000 of cash and cash equivalents (including short-term investments) as collateral for the line of credit. The restricted assets at December 31, 2002 consisted of the following:

Cash and cash equivalents	$1,200,121
Short-term investments	799,879

Total restricted cash, cash equivalents and short-term investments	$2,000,000

SLT applied the cash collateral in the second quarter of 2003 and thereby reduced the amount due on the line of credit to $1,000,000. SLT then entered a new note payable with the bank, in the face amount of $1,000,000, on May 13, 2003. See note 8 for further discussion of this credit facility.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its entire portfolio of short-term investments as available for sale as they are available to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses, if any, included in stockholders’ equity as accumulated other comprehensive income. Dividend and interest income are recognized when earned and are recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such accretion is also included in interest income. The Company currently invests only in high-quality, short-term securities in accordance with its investment policy. Unrealized gain and loss from such securities was immaterial at December 31, 2003 and 2002.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within inventory.

The Company’s skin disorder treatment equipment will either (i) be sold to distributors or physicians directly or (ii) be placed in a physician’s office and remain the property of the Company. For lasers that are placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. The Company earns revenue each time the laser is used for a patient treatment. Lasers that are not placed in a physician’s office are maintained in inventory until the unit is sold.

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

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption “machinery and equipment”. These units and accessories are being depreciated over a period of up to five years. Laser units utilized in the provision of surgical services are included in property and equipment under the caption “lasers in service.”

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2003, no such write-down was required (see Impairment of Long-Lived Assets below).

Patent Cost and Licensed Technologies

Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of the estimated useful lives or eight to 12 years. Developed technology relates to the purchase of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2003, no such write-down was required (see Impairment of Long-Lived Assets below).

Accrued Warranty Costs

The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the year ended December 31, 2003 and 2002 is summarized as follows:

	December 31,
	2003	2002
Accrual at beginning of year	$415,463	$267,714
Additions charged to warranty expense	372,204	271,880
Acquisition of SLT	—	11,450
Claims paid and charged against the accrual	(470,953)	(135,581)

Accrual at end of year	$316,714	$415,463

Revenue Recognition

The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments or treatment cards. When the Company sells a laser to a distributor or directly to a physician, revenue is recognized when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is reasonably assured or probable. At times, units are shipped but revenue is not recognized until all of the criteria are met.

Under the terms of the distributor agreements, the distributors do not have the right to return any unit which they have purchased. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims.

When the Company places the laser in a physician’s office, it recognizes service revenue based on an estimate of patient treatments. Treatments or treatment cards sold to physicians but not yet used are deferred and recognized as a liability until the treatment occurs.

In the first quarter of 2003, the Company implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue during the program from the sale of treatment codes, or equivalent treatment cards, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. In the year ended December 31, 2003, the Company recognized $722,772 of revenues under this program. At December 31, 2003, the Company deferred revenues of $701,322 under this program.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse or are otherwise realized in the Company’s tax returns (see Note 11).

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise of securities into common stock, such as stock options and warrants.

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share as no additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator since the result would be anti-dilutive.

Reclassifications

The 2002 and 2001 consolidated statement of operations have been revised to present product and services revenues and their related costs separately.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is equal to its fair value due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Had stock compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

	Year Ended December 31,
	2003	2002	2001
Net loss:
As reported	($7,442,849)	($9,072,313)	($15,737,603)
Less: stock-based employee compensation expense included in reported net loss	6,499	9,113	10,266
Impact of total stock-based compensation expense determined under fair value based method for all awards	(1,485,378)	(2,727,153)	(1,401,562)

Pro-forma	($8,921,728)	($11,790,353)	($17,128,899)

Net loss per share:
As reported	($0.21)	($0.34)	($0.80)

Pro-forma	($0.25)	($0.44)	($0.87)

The above pro forma amounts may not be indicative of future amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	2.98%	3.70%	5.09%
Volatility	98.9%	100%	100%
Expected dividend yield	0%	0%	0%
Expected option life	5 years	5 years	7 years

Supplemental Cash Flow Information

During the year ended December 31, 2003, the Company financed vehicle and equipment purchases of $703,482 under capital leases, financed insurance policies through notes payable for $479,788 and financed certain acquisition costs which were included in accounts payable at December 31, 2002, through a note payable for $171,000. For the years ended December 31, 2003, 2002 and 2001, the Company paid interest of $105,634, $15,892, and $25,198, respectively. Income taxes paid in 2003, 2002 and 2001 were immaterial. In connection with the purchase of SLT in December 2002, the Company issued 2,716,354 shares of common stock (see Note 2).

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur which indicate that goodwill may be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

As of January 1, 2002, the Company no longer amortizes goodwill. During the year ended December 31, 2001, the Company had goodwill amortization of $339,744. The Company’s goodwill was subject to a transitional impairment test during 2002 and an annual impairment test, thereafter, using a two-step process prescribed by SFAS No. 142. The Company has completed the transitional impairment test and its annual impairment tests for 2003 and 2002 and no impairment of goodwill was found to exist. The Company has reviewed its other intangible assets besides goodwill as of the beginning of fiscal 2002, and as of the purchase date in connection with the acquisition of SLT, and has determined that no changes were necessary as to the method by which it accounts for or amortizes such intangibles.

The following table reflects unaudited adjusted results of operations of the Company, giving effect to SFAS No. 142 as if it had been adopted on January 1, 2001:

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	($7,442,849)	($9,072,313)	($15,737,603)
Add back: amortization expense	—	—	339,744

Adjusted net loss	($7,442,849)	($9,072,313)	($15,397,859)

Basic and diluted net loss per share:
As reported	($0.21)	($0.34)	($0.80)
Adjusted	($0.21)	($0.34)	($0.78)

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. At this time, the adoption of FIN 46R is not expected to have an effect on the consolidated financial statements.

In December 2002, the FASB finalized EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue addresses how to determine whether arrangements involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this Issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this Issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes.” The adoption of this Issue did not have a material effect on the Company’s consolidated financial statements.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and for certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis, as provided for by the pronouncement.

The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements, as the Company does not have the types of financial instruments which would require consideration under this Statement.

Note 2

Acquisition:

On December 27, 2002, the Company acquired all of the outstanding common shares of SLT. The results of SLT’s operations since that date have been included in the consolidated financial statements. The Company acquired SLT in order to gain market share in surgical products and services markets through a business model that is compatible with the Company’s own approach to the dermatology market. The Company also acquired SLT with an expectation that it could reduce costs through economies of scale.

SLT has focused on lasers used in surgery in such venues as hospitals, surgi-centers and doctors’ offices. SLT has employed a similar business model to the Company’s domestic services by charging a per-procedure fee. With the addition of SLT, the Company now offers laser services over a wide range of specialties, including urology, gynecology, orthopedics, and general and ENT surgery. Surgical services are offered using such lasers as the holmium, diode, Nd:YAG Contact and CO2 lasers. In addition, SLT develops, manufactures and markets healthcare lasers and their disposables.

The aggregate purchase price was $6,760,445 and was paid through the issuance of 2,716,354 shares of common stock at $1.32 per share, the assumption of $2,937,858 of debt and the incurrence of $237,000 of transaction costs.

Based on the initial purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$120,500
Restricted cash, cash equivalents and short-term investments	2,000,000
Accounts receivable	1,508,460
Inventories	2,731,811
Prepaid expenses and other current assets	148,506
Property and equipment	1,910,674
Patents and licensed technologies	317,346
Other assets	43,020

Total assets acquired	8,780,317
Current portion of notes payable	(53,470)
Current portion of long-term debt	(2,143,425)
Accounts payable	(1,084,055)
Accrued compensation and related expenses	(250,356)
Other accrued liabilities	(575,410)
Deferred revenues	(56,350)
Long-term debt	(794,433)

Total liabilities assumed	(4,957,499)

Net assets acquired	$3,822,818

The fair value of the net assets acquired, excluding the debt assumed, exceeded the purchase price by $1,825,819, resulting in negative goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the negative goodwill was recorded as a reduction of intangibles and property and equipment of $773,604 and $1,052,215, respectively.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition prior to December 27, 2002, the closing date. Following are the Company’s unaudited proforma results for the years ended December 31, 2002 and 2001, assuming the acquisition occurred on January 1, 2001.

	Year Ended December 31,
	2002	2001
Net revenues	$14,327,000	$14,742,000
Net loss	(8,254,000)	($15,839,000)
Basic and diluted loss per share	($0.28)	($0.71)
Shares used in calculating basic and diluted loss per share	29,244,828	22,378,069

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2001, or of future results of operations.

Note 3

Inventories:

Set forth below is a detailed listing of inventories.

	December 31,
	2003	2002
Raw materials	$2,506,827	$3,297,942
Work-in-process	79,520	328,081
Finished goods	1,936,115	1,429,760

Total inventories	$4,522,462	$5,055,783

Note 4

Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	December 31,
	2003	2002
Lasers in service	$7,254,340	$5,147,134
Computer hardware and software	256,340	251,495
Furniture and fixtures	200,247	173,507
Machinery and equipment	72,841	271,497
Autos and trucks	196,870	137,039
Leasehold improvements	109,652	100,106

	8,090,291	6,080,778
Accumulated depreciation and amortization	(4,085,086)	(2,408,340)

Property and equipment, net	$4,005,205	$3,672,438

Depreciation expense was $2,011,596 in 2003, $1,510,838 in 2002 and $1,246,788 in 2001. At December 31, 2003 and 2002, net property and equipment included $763,429 and $336,910, respectively, of assets recorded under capitalized lease arrangements, of which $675,508 and $272,783, respectively, was included in long-term debt at December 31, 2003 and 2002 (see Note 8).

Note 5

Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technology.

	December 31,
	2003	2002
Patents, net of accumulated amortization of $112,865 and $65,730	$289,279	$336,414
Licensed technologies, net of accumulated amortization of $367,624 and $239,612	469,376	597,388

Total patents and licensed technologies, net	$758,655	$933,802

Amortization expense was $175,147 in 2003, $136,365 in 2002 and $508,353 in 2001. Estimated amortization expense for amortizable intangible assets for the next five years is $176,000 in 2004, $170,000 in 2005, $168,000 in 2006, $125,000 in 2007 and $40,000 in 2008.

Note 6

Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	December 31,
	2003	2002
Accrued professional and consulting fees	$203,699	$190,182
Accrued warranty	316,714	415,463
Accrued liability from matured notes	247,108	249,130
Royalty liability	—	169,368
Cash deposits on sales	125,500	—
Other accrued expenses	82,515	222,290

Total other accrued liabilities	$975,536	$1,246,433

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT’s subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of December 31, 2003 and 2002, the matured principal and related interest was $247,108 and $249,130, respectively.

Note 7

Notes Payable:

Set forth below is a detailed listing of notes payable.

	December 31,
	2003	2002
Note payable – secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	$72,382	$—
Note payable – unsecured creditor, interest at 7.47%, payable in monthly principal and interest installments of $7,827 through June 2004.	40,907
Note payable – unsecured creditor, interest at 7.37%, payable in monthly principal and interest installments of $37,640 through January 2004.	37,409	—
Note payable – unsecured creditor, interest at 6.63%, payable in monthly principal and interest installments of $1,868 through January 2004.	1,857
Note payable – unsecured creditor, repaid in full in April 2003.	—	21,793
Note payable – secured creditor, repaid in full in June 2003.	—	53,470

	152,555	75,263
Less: current maturities	(101,066)	(75,263)

Notes payable, net of current maturities	$51,489	$—

Aggregate maturities of the notes payable as of December 31, 2003 are $101,066 due in 2004, $24,753 due in 2005, and $26,736 due in 2006.

Note 8

Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt.

	December 31,
	2003	2002
Borrowings on credit facility	$1,000,000	$2,770,268
Capital lease obligations (see Note 4)	675,508	272,783
Less: Current portion	(1,269,759)	(2,143,425)

Total long-term debt	$405,749	$899,626

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank, subsequently amended on February 27, 2003 and March 26, 2003 to $1,400,000 and on May 13, 2003 to $1,000,000. The credit facility had a commitment term expiring May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT’s business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT’s cash and cash equivalents and short-term investments. The bank allowed the Company to apply the cash collateral to a paydown of the facility in 2003 and, accordingly, the $2,000,000 was included in the current portion of long-term debt in the accompanying 2002 consolidated balance sheet. The credit facility had an interest rate of the 30 day LIBOR plus 2.25%. The rate at December 31, 2003 was 3.42%.

The credit facility was subject to certain restrictive covenants at the SLT level and at the group level and borrowing base limitations. At December 31, 2003, the group did not meet the covenants set by the bank. On March 10, 2004, the bank waived the non-compliance with the covenants as of December 31, 2003 and will allow the line to continue until it expires on May 31, 2004 or until a later date if the parties so negotiate and mutually agree. The Company has no obligations outstanding under the credit facility to the bank as of March 10, 2004.

The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without observance of certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a restriction on dividends, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT’s capital stock if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer was made in the year ended December 31, 2003. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT’s business and are based upon fair and reasonable terms no less favorable to SLT than would obtain in comparable arm’s length transactions with non-affiliated entities. The net assets of SLT subject to the restriction on dividends and other similar transfers amounted to approximately $4,412,000 at December 31, 2003.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

Future minimum payments for property under capital leases are as follows:

Year Ending December 31,
2004	$322,760
2005	253,713
2006	147,743
2007	38,564
2008	6,172

Total minimum lease obligation	768,952
Less: interest	(93,444)

Present value of total minimum lease obligation	$675,508

Note 9

Commitments and Contingencies:

Leases

The Company has entered into various non-cancelable operating leases that expire at various dates through 2006. Rent expense was $517,662, $190,763 and $163,476 for the years ended December 31, 2003, 2002 and 2001, respectively. The future annual minimum payments under these non-cancelable operating leases are as follows:

Year Ending December 31,
2004	$390,128
2005	264,566
2006	132,988
2007	8,448

Total	$796,130

Litigation

The Company sued Lastec, Inc., John Yorke and Raymond Thompson in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The Company sought to recover the unpaid balance due on a $337,500 promissory note signed by Lastec as part of the consideration for Lastec’s purchase of the Company’s assets in Orlando, Florida. The Company sued Yorke and Thompson on their guaranty and to foreclose on a security agreement securing the note, and to recover certain equipment given as security for the note. In July 2002, the Company settled this action. The Company received a cash payment of $10,000 and the defendants agreed to indemnify and hold the Company harmless from any judgment arising out of the lawsuit brought by City National Bank of Florida, discussed below. Because the defendants failed to maintain a defense of themselves or the Company in the action brought by the Bank, the Company secured from the Court a voidance of the settlement agreement and then secured a default judgment against the defendants. The Company has no further liability from this action.

The Company is a defendant in an action filed by City National Bank of Florida, which had been the Company’s former landlord in Orlando, Florida. The action was brought in December 2000 in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint seeks to recover unpaid rent for the facility the Company had occupied prior to the asset sale to Lastec. City National has alleged that the Company and Lastec owe it $143,734, primarily for rent that was unpaid for the period after the sale of the assets up to an abandonment of the facility by Lastec. The Company has denied liability and has further answered that City National neglected to mitigate its damages by repossessing the facility after it was abandoned by Lastec and further that the Company’s duties to City National ceased on the effective date of the asset sale to Lastec. In connection with the settlement and dismissal of a separate action filed by the Company against Lastec and its principals related to the asset sale (see above), Lastec and its principals agreed in writing to be responsible to pay any settlement or monetary judgment to City National and, if necessary, to post a surety bond of $100,000 to secure such a payment. Lastec and its principals defaulted in their undertakings, so the Company is maintaining its own defense. Attempts to mediate a settlement with the Bank have been so far unsuccessful. Based on information currently available, management cannot evaluate the likelihood of an unfavorable outcome.

On April 4, 2002, Barbara Tandon filed suit against Surgical Laser Technologies, Inc. et al. in the Court of Common Pleas for the Ninth Judicial Circuit, in the State of South Carolina. The plaintiff, a former employee of SLT, alleged in the complaint that she had been wrongfully terminated in breach of contract, that SLT was in violation of the South Carolina payment of wages statute because it had not paid her what was allegedly due her, and that the alleged breach of contract was accompanied by a fraudulent act. The plaintiff has asked for actual and punitive damages and attorney’s fees, in a sum not to exceed $75,000 exclusive of costs and interest. SLT’s insurance carrier is defending SLT in this action.

On or about April 29, 2003, the Company brought an action against RA Medical Systems, Inc. and Dean Stewart Irwin in Superior Court for San Diego County, California. Mr. Irwin had been the Company’s Vice President of Research and Development until July 2002, when the Company terminated his employment. Mr. Irwin shortly after his termination founded RA Medical Systems. The Company alleged in the lawsuit that the defendants had misappropriated its confidential information, and the Company alleged claims for misappropriation of trade secrets, unfair competition, intentional interference with contractual relationships, breach of contract and conversion. Defendants brought a motion for summary judgment on all counts in the complaint. On November 13, 2003, the Court denied summary judgment on the counts of misappropriation and unfair competition, but granted summary judgment on the other counts. The Company dismissed the remaining causes of action for misappropriation and unfair competition without prejudice and brought an action against the defendants in the United States District Court for the Southern District of California on Federal and California claims for unfair advertising. The complaint in the Federal action was filed on January 6, 2004. Defendants have brought before Superior Court a post-trial motion for fees and costs. A decision on the motion is set for March 18, 2004.

The Company brought an action against Edwards Lifesciences Corporation and Baxter Healthcare Corporation on January 29, 2004 in the Superior Court for Orange County, California. The complaint states claims for breach of contract and money had and received. The Company seeks recovery of the sum of $4,000,000 paid to the defendants in connection with a series of agreements between the parties, costs incurred in raising the $4,000,000, interest thereon and attorneys’ fees and costs incurred in the action. Defendants have been served with the complaint, but they have not yet filed a responsive pleading.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Employment Agreements

The Company has severance agreements with certain key executives and employees which create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,461,000 as of December 31, 2003. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2003 was approximately $1,992,000.

Note 10

Stockholders’ Equity:

Common Stock

On May 28, 2003, the Company closed on a private placement for 5,982,352 shares of common stock at $1.70 per share resulting in gross proceeds of $10,170,000. The closing price of the Company’s common stock on May 28, 2003 was $2.07 per share. In connection with this private placement, the Company paid commissions and other expenses of $692,454, resulting in net proceeds of $9,477,546. In addition, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term and became exercisable on November 29, 2003 (see Common Stock Warrants below). The Company is using the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

On December 27, 2002, the Company acquired all of the common stock of SLT for 2,716,354 shares of common stock and the assumption of 89,600 warrants on SLT’s common stock. The warrants expired on December 31, 2002.

On June 13, 2002, the Company completed a private offering of 4,115,000 shares of common stock at $1.50 per share for gross proceeds of $6,172,500. The closing price of the Company’s common stock on June 13, 2002 was $1.68 per share. In connection with this offering, the Company paid a commission of $434,075, as well as other costs of $32,378, resulting in net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share, which became exercisable on December 12, 2002. The warrants have a five-year term. The proceeds from this financing have been used and will continue to be used to pay for working capital and other general corporate purposes.

On October 24, 2001, the Company completed a private offering of 5,040,714 shares of common stock at $1.05 per share for gross proceeds of $5,292,750. The closing price of the Company’s common stock on October 24, 2001 was $1.09 per share. In connection with this offering, the Company paid a commission of approximately 6.1% of the gross proceeds, or $322,192, as well as other costs of $85,872, resulting in net proceeds of $4,884,686. In addition, the investors received warrants to purchase common stock in connection with this transaction (see Common Stock Warrants below).

In April 2001, the Company issued 10,000 shares of common stock in exchange for professional services valued at $60,000.

On March 27, 2001, the Company completed a private offering of 1,230,000 shares of common stock at $5.00 per share for gross proceeds of $6,150,000. The closing price of the Company’s common stock on March 27, 2001 was $4.875 per share. In connection with the offering, the Company paid a commission of 6.5% of the gross proceeds, or approximately $400,000, as well as other costs of $243,558, resulting in net proceeds of $5,506,442.

Convertible Notes Payable

On March 31, 1999, the Company issued to various investors securities consisting of: (i) $2,380,000 principal amount of 7% Series A Convertible Subordinated Notes (the “Subordinated Notes”); and (ii) common stock purchase warrants to purchase up to 595,000 shares of common stock (the “Unit Warrants”). On August 2, 1999, the Subordinated Notes were voluntarily converted into 1,190,000 shares of common stock at $2.00 per share.

The Unit Warrants are exercisable in two tranches. The first tranche is exercisable into an initial 297,500 shares of common stock at any time until March 31, 2004. The second tranche of the Unit Warrants is exercisable into an additional 297,500 shares of common stock (the “Contingent Shares”) provided the Unit holder voluntarily has converted at least a portion of the principal amount of the Subordinated Notes. Inasmuch as the Subordinated Notes were voluntarily converted on August 2, 1999, the second tranche of warrants for Contingent Shares is fully vested and will remain exercisable until March 31, 2004. The exercise price of the Unit Warrants was $2.00 per share. The Unit Warrants provide that the exercise price may be adjusted in the event that the Company issues shares of common stock for consideration of less than $2.00 per share, where the issuance is pursuant to an equity offering in which the Company receives at least $2,380,000 in net proceeds. In such event, the per share exercise price of the Unit Warrants will be adjusted based on the issue price of such additionally issued shares. At December 31, 2003, there were 464,690 of warrants unexercised. Based on issuances of such additional shares, the exercise price of these warrants has been adjusted downward 11.5% from $2.00 to $1.77 and the number of warrants issued has been adjusted upward by 55,714, from 428,750 to 484,464.

Common Stock Options

In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the “1995 Plan”) for key employees, officers, directors, and consultants, and initially provided for up to 500,000 options to be issued thereunder. The exercise price of each option granted under the 1995 Plan could not be less than the fair market value on the date granted. Options under the Plan generally vested 40% upon grant, 30% on the first anniversary of the grant; and the remaining 30% on the second anniversary. No options could be exercised more than 10 years after the grant date. Options are not transferable (other than at death), and in the event of termination for cause (other than death or disability) or voluntary termination, all unvested options automatically terminate. The plan is inactive at December 31, 2003 and had 60,000 options outstanding.

On April 10, 1998, the Company created a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director was to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vested at the rate of 5,000 options per quarter during each quarter in which such person had served as a member of the Board of Directors. Since the date of adoption of the Non-Employee Director Stock Option Plan (discussed below), the Company no longer grants options to members of the Board of Directors under this plan. At December 31, 2003, the plan had 205,000 options outstanding.

In May 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan initially reserved for issuance up to 1,000,000 shares of the Company’s common stock, which was increased to 2,000,000 shares pursuant to the affirmative vote of the stockholders on June 10, 2002 and to 3,350,000 shares on December 16, 2003. The reserved shares are to be used for granting of incentive stock options (“ISOs”) to employees of the Company and for granting of non-qualified stock options (“NSOs”) and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company’s stock on the date of grant. All ISOs granted to less than ten-percent stockholders may have a term of up to 10 years, while ISOs granted to greater than ten-percent stockholders shall have a term of up to five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company’s stock on the date of grant. No NSOs shall be exercisable for more than 10 years after the date of the respective grant. The plan is active, and had 1,675,780 options outstanding at December 31, 2003.

In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan reserved for issuance up to 250,000 shares of the Company’s common stock for the granting of non-qualified options to members of the Company’s Board of Directors. In consideration for services rendered, each director received on each of January 1, 2001 and 2002 an option to purchase 20,000 shares of the Company’s common stock. The Company’s stockholders voted on June 10, 2002 to increase the number of reserved shares to 650,000 and also to increase the annual grant to each director from 20,000 to 35,000. On December 16, 2003, the stockholders voted to increase the number of reserved shares to 1,000,000. The plan is active and had 383,750 options outstanding at December 31, 2003.

In January 2003, the Company issued 175,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan. In October 2003, 8,750

options were issued to a new non-employee director in accordance with the terms of the Non-Employee Director Plan.

Also in January and April 2003, the Company granted an aggregate of 614,000 options to purchase common stock to several employees. The options vest over four years and expire five years from the date of grant.

In April 2003, the Company granted 30,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered. The options have an exercise price of $1.53 per share. The options vested immediately and will expire 10 years from the date of the grant. The Company recorded $38,164 of expense relating to these options for the year ended December 31, 2003.

In January 2002, the Company issued 100,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

Also in January 2002, the Company granted 24,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered at an exercise price of $1.85 per share. The options vested immediately and will expire 10 years from the date of the grant. The Company recorded $34,296 of expense relating to these options for the year ended December 31, 2002.

Over the course of 2002, the Company granted an aggregate of 48,000 options to purchase common stock to five employees. The options vest over four years and expire five years from the date of grant.

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

In November 2001, the Company granted 10,000 and 3,000 options to purchase common stock to an outside consultant and a member of the Company’s Scientific Advisory Board, respectively, for services rendered, at an exercise price of $1.05 per share. The Company recorded $9,581 as consulting expense relating to these options for the year ended December 31, 2001. These options vested immediately and expire in 2006.

In September 2001, the Company granted 50,000 options to purchase common stock to a member of the Company’s Scientific Advisory Board for services rendered, at an exercise price of $1.85 per share. The Company recorded $70,816 as consulting expense relating to these options for the year ended December 31, 2001. The options vested immediately and expire in 2006.

In May 2001, the Company granted 25,000 and 10,000 options to purchase common stock to an outside consultant and a member of the Company’s Scientific Advisory Board, respectively, for services rendered, at an exercise price of $4.40 per share. The Company recorded $118,353 as consulting expense relating to these options for the year ended December 31, 2001. These options vested immediately and expire in 2006.

In January 2001, the Company issued 100,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

Over the course of 2001, the Company granted an aggregate of 705,400 options to purchase common stock to several employees. The options vest over four years and expire five years from the date of grant.

A summary of option transactions for all of the Company’s options during the years ended December 31, 2003, 2002 and 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2001	2,850,128	$6.51
Granted	903,400	2.74
Exercised	(51,563)	4.36
Expired/cancelled	(250,450)	8.09

Outstanding at December 31, 2001	3,451,515	5.48
Granted	481,480	1.74
Exercised	(18,000)	1.00
Expired/cancelled	(37,950)	3.26

Outstanding at December 31, 2002	3,877,045	4.65
Granted	827,750	1.73
Exercised	(61,458)	1.05
Expired/cancelled	(513,141)	5.77

Outstanding at December 31, 2003	4,130,196	3.87

As of December 31, 2003, 2,937,042 options to purchase common stock were exercisable at prices ranging from $0.95 to $13.50 per share. As of December 31, 2002, 2,960,843 options to purchase common stock were exercisable at prices ranging from $0.95 to $13.65 per share.

The outstanding options will expire as follows:

Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2004	1,386,666	$4.87	$2.82 - $5.94
2005	740,300	9.87	$4.32 - $13.50
2006	750,000	2.29	$1.05 - $8.00
2007	232,480	1.80	$1.26 - $1.85
2008 and later	1,020,750	1.72	$0.95 - $2.32

	4,130,196	$3.87	$0.95 - $13.50

Common Stock Warrants

In May 2003, in addition to receiving common stock in the Company’s private placement, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term, expiring in November 2008.

In June 2002, in addition to receiving common stock in the Company’s private placement, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share. The warrants have a five-year term expiring in December 2007.

In October 2001, the Company sold 5,040,714 shares of common stock at $1.05 per share in connection with a private placement. A warrant to purchase one share of common stock for each four shares purchased in the placement (1,260,179 warrants in aggregate) was issued at an exercise price of $1.16 per share, which was 110% of the per share price of the common stock which was sold. The warrants have a three-year term, expiring in September 2004.

A summary of warrant transactions for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2001	1,088,501	$2.44
Issued	1,260,179	1.16

Outstanding at December 31, 2001	2,348,680	1.75
Issued	1,028,750	1.90
Exercised	(409,751)	1.06
Expired	(6,875)	1.05

Outstanding at December 31, 2002	2,960,804	1.62
Issued	1,551,302	1.93
Exercised	(253,271)	1.85
Expired/cancelled	(7,752)	2.00

Outstanding at December 31, 2003	4,251,083	$1.90

At December 31, 2003, all outstanding warrants were exercisable at prices ranging from $1.16 to $16.53 per share.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price
2004	1,653,620	$1.33
2005	40,275	13.51
2006	—	—
2007	1,061,600	2.21
2008	1,495,588	2.00

	4,251,083	$1.90

Note 11

Income Taxes:

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Income tax expense (benefit) consists of the following.

	Year Ended December 31,
	2003	2002	2001
Federal, including AMT tax:
Current	$—	$—	$—
Deferred	1,536,000	3,013,000	4,855,000
State:
Current	—	—	—
Deferred	179,000	353,000	570,000

	1,715,000	3,366	5,425
Change in valuation allowance, including SLT deferred asset only in 2003	1,715,000	3,366,000	5,425,000

Income tax expense	$—	$—	$—

The Company has no income that is subject to foreign taxes.

A reconciliation of the effective tax rate with the Federal statutory tax rate follows:

	Year Ended December 31,
	2003	2002	2001
Expected Federal tax benefit at statutory rate	$2,512,00	$3,085,000	$5,351,000
Gross change in valuation allowance	(1,715,000)	(3,366,000)	(5,425,000)
Adjustments of temporary differences and net operating loss expirations	(950,000)	(55,000)	(419,000)
State income taxes	178,000	353,000	570,000
Other	(25,000)	(17,000)	(77,000)

Income tax expense	$—	$—	$—

As of December 31, 2003, the Company had approximately $94,674,000 of federal net operating loss carryforwards. Included in the aggregate net operating loss carryforward are approximately $23,364,000 of losses sustained by SLT prior to the tax-free acquisition on December 27, 2002. Under Federal rules applicable to the acquisition of SLT, the SLT losses can only be utilized at the rate of approximately $300,000 per year over the net operating loss carryforward period. Due to PhotoMedex’s prior equity transactions, the Company’s net operating loss carryforward from PhotoMedex may be subject to an annual limitation generally determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

In addition, the Company had approximately $1,384,000 of Federal tax credit carryforwards as of December 31, 2003. The credit carryforwards began to expire in 1999 and have continued to expire thereafter. Net deductible, or favorable, temporary differences were approximately $15,851,000 at December 31, 2003. This balance reflects the addition of favorable temporary differences generated by SLT prior to the acquisition.

The changes in the deferred tax asset are as follows. The deferred tax asset from the SLT acquisition is reflected in the activity in 2002.

	December 31,
	2003	2002
Beginning balance, gross	$41,668,000	$26,139,000
Net changes due to:
Operating loss carryforwards	1,103,000	12,413,000
Temporary differences	592,000	2,017,000
Carryforward and AMT credits	20,000	1,099,000

Ending balance, gross	43,383,000	41,668,000
Less: valuation allowance	43,383,000	41,668,000

Ending balance, net	$—	$—

The balance of the deferred tax asset increased at December 31, 2002 due to contributions from SLT as follows: temporary differences of $1,533,000; net operating losses of $9,539,000; and credits of $1,089,000.

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Deferred tax assets (liabilities) are comprised of the following. The deferred tax asset from the SLT acquisition is reflected in the activity in each of the years.

	December 31,
	2003	2002
Loss carryforwards	$35,976,000	$34,873,000
Carryforward and AMT credits	1,384,000	1,364,000
Accrued employment expenses	218,000	84,000
Bad debts	364,000	429,000
Deferred R&D costs	2,050,000	1,747,000
Deferred revenues	308,000	70,000
Depreciation	876,000	712,000
Inventoriable costs	125,000	127,000
Inventory reserves	672,000	550,000
License write-off	934,000	1,106,000
Other accruals and reserves	476,000	606,000

Gross deferred tax asset	43,383,000	41,668,000
Valuation allowance	(43,383,000)	(41,668,000)

Net deferred tax asset	$—	$—

Note 12

Significant Alliances/Agreements:

TNC Agreement

The Company has entered into an agreement with True North Capital Ltd. (the “TNC Agreement”), dated as of October 28, 2003, pursuant to which True North Capital has agreed to assist the Company in identifying and evaluating proposed strategic growth transactions relating to the healthcare industry. True North Capital is a fund management group, which provides management and acquisition advisory services with a specialty in the healthcare industry. One of the Company’s directors is a senior member of the executive management staff of True North Capital and holds approximately 20.3% equity interests in True North Capital and its affiliate, True North Partners, LLC. In the years ended December 31, 2003 and 2002, the Company incurred charges of $38,128 and $82,048, respectively.

In the event of the completion of an acquisition or merger transaction, the Company has agreed to pay True North Capital a “success fee” equal to the greater of: (i) $250,000, or (ii) the sum of (a) 5% of the aggregate purchase, if the aggregate consideration is equal to or greater than $5,000,000 and less than $10,000,000; plus, (b) 3% of the aggregate consideration from $10,000,000 to $50,000,000; plus, (c) 2.5% of the aggregate consideration from $50,000,000 to $100,000,000; plus, (d) 2% of the aggregate consideration from $100,000,000 to $150,000,000; plus, (e) 1.5% of the aggregate consideration in excess of $150,000,000. The Company shall be responsible for reimbursing the out-of-pocket expenses, which we approve beforehand and which True North Capital incurs in pursuance of the TNC Agreement. The Company has paid True North Capital a one-time $20,000 expense reimbursement for the deployment of its personnel and resources in the fulfillment of the goals set forth in the TNC Agreement. The Company has also agreed to reimburse True North Capital the cost of out-of-pocket expenses which it incurs in performance of the agreement and which the Company has approved beforehand. The TNC Agreement may be canceled upon 30 days’ notice from either party.

GlobalMed Agreement

As of April 1, 2003, the Company entered into a sales and marketing agreement with GlobalMed Technologies Co., or GlobalMed. Under this agreement, the Company designated GlobalMed as the exclusive master distributor of the XTRAC system for dermatological applications in certain countries in Europe and the Pacific Rim of Asia. GlobalMed was responsible for promoting and marketing the XTRAC system in the designated countries by itself and through its network of sub-distributors and other subcontractors in the designated countries. The agreement had a two-year term, subject to early termination by the Company in the event that GlobalMed does not meet certain performance standards set forth in the agreement with respect to the purchase of specified quantities of XTRAC systems.

Inasmuch as GlobalMed did not meet certain performance standards, the Company terminated the agreement with GlobalMed in December 2003, but intends however to work on an ad hoc non-exclusive basis with GlobalMed in the Pacific Rim.

Edwards Agreement

In August 1997, the Company entered into an agreement with Edwards LifeSciences Corporation, or Edwards. Under the terms of this agreement, the Company granted Edwards exclusive worldwide rights to sell our modified excimer laser and associated disposable products, known as the AL5000M, for the treatment of cardiovascular and vascular disease using the surgical procedure known as transmyocardial revascularization, or TMR. Under the terms of the agreement, Edwards had agreed, among other things, to:

•	absorb many of the significant expenses of bringing the Company’s TMR products to market;

•	fund the total cost of obtaining regulatory approvals worldwide for the use of the AL5000M for the treatment of cardiovascular and vascular disease; and

•	fund all sales and marketing costs related to the introduction and marketing of the AL5000M to treat cardiovascular and vascular disease.

In September 1997, Edwards purchased from LaserSight Inc., or LaserSight, rights to related patents for the use of an excimer laser to ablate tissue in vascular and cardiovascular applications for $4,000,000. The ablation technology underlying the patents had been successfully used in other applications for many years. In December 1997, the Company reimbursed Edwards for the $4,000,000 purchase price of the rights from LaserSight. Under the terms of the agreement with Edwards, the Company obtained a license to manufacture excimer laser and related products for use in cardiovascular procedures using such technology in connection with the agreement with Edwards. The Company recorded a license fee for the $4,000,000 cash payment to Edwards.

The Company’s strategic relationship with Edwards has terminated, which termination has been the subject of certain disputes between Edwards and the Company. From a business perspective, the Company no longer has a strategic partner to develop and market the TMR system. The Company did not have sufficient financial resources to conduct the necessary human clinical trials to commercialize the application of the AL5000M for TMR. If the Company intends to continue to try to bring our AL5000M to market, the Company will have to seek out other parties for the purpose of financing the conduct of human clinical trials that otherwise would have been paid for by Edwards. The Company believes that third parties may have an economic incentive to provide such assistance due to the fact that management believes that the AL5000M is technically superior and less expensive than lasers from other manufacturers used for the same medical applications. However, the Company cannot assure you that it will be able to find another alliance in connection with our AL5000M and even, if the Company does so, that such alliance will be on terms as favorable as those of the alliance the Company had with Edwards.

Edwards granted a non-exclusive sublicense of the LaserSight license to Spectranetics, Inc., or Spectranetics, without our consent. The Company believes that the grant of this sublicense violated certain agreements between Edwards and the Company. The Company understands that in connection with the sublicense, Edwards received consideration approximating $4,000,000. The Company recently has brought an action against Edwards, seeking, among other things, a return of the $4,000,000 it paid Edwards for the LaserSight license.

The Company completed an evaluation of various alternatives for exploiting the license with Edwards. During the fourth quarter of 2001, management concluded that the projected undiscounted cash flows expected to be derived from this license are less than the carrying value of the license. Management also concluded that any operations relating to this license would generate negative cash flows over the next several years due to the additional costs that would need to be incurred to further develop and market products based on this technology. Accordingly, the Company recorded an impairment charge in the fourth quarter of 2001 of approximately $2,000,000 associated with the remaining unamortized portion of the licensing asset, which the Company recorded for the $4,000,000 reimbursement paid to Edwards.

Clinical Trial Agreements with Massachusetts General Hospital

Between March 1998 and December 2002, the Company entered into several clinical trial agreements with Massachusetts General Hospital. Generally, the Company agrees to support the clinical trial with certain payments in the form of research grants. These grants are typically paid in three installments over the term of the clinical trial: upon execution of the agreement; upon collection of final data from the study; and upon completion of the study and delivery of the final report. For the years ended December 31, 2003, 2002 and 2001, the Company has paid costs related to these agreements of $112,473, $68,791, and $128,000, respectively. While the Company expects it will continue to collaborate with Massachusetts General Hospital in the future, the Company has at this time no fixed commitment for clinical trials with the hospital.

Note 13

Significant Customer Concentration:

The Company derived approximately 29% of its revenue from two customers for the year ended December 31, 2002. At December 31, 2002, approximately 11% of the total accounts receivable balance was due from its two major customers. No one customer represented 10% or more of revenues for the year ended December 31, 2003 and 2001.

Note 14

Business Segment and Geographic Data:

The Company is engaged in four business segments: Domestic XTRAC, International XTRAC, Surgical Services, and Surgical Products and Other. The Company markets its offering through traditional product sales as well as through the provision of fee-based medical procedure services. The Company’s customers are primarily doctors, hospitals and surgery centers.

	Year Ended December 31, 2003
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,325,024	$1,166,520	$5,953,462	$5,873,787	$14,318,793
Costs of revenues	2,795,785	817,075	3,899,714	2,975,034	10,487,608

Gross profit (loss)	(1,470,761)	349,445	2,053,748	2,898,753	3,831,185

Allocated Operating expenses:
Selling, general and administrative	1,668,819	666,131	1,108,878	659,812	4,103,640
Engineering and product development	893,277	347,386	—	535,817	1,776,480
Unallocated Operating expenses	—	—	—	—	5,347,584

	2,562,096	1,013,517	1,108,878	1,195,629	11,227,704

Loss from operations	(4,032,857)	(664,072)	944,870	1,703,124	(7,396,519)
Interest expense (income), net	—	—	—	—	46,330
Other income, net	—	—	—	—	—

Net loss	$(4,032,857)	$(664,072)	$944,870	$1,703,124	$(7,442,849)

Segment assets	$5,758,496	$2,924,131	$3,493,914	$3,426,217	$15,602,758
Capital expenditures	$1,436,109	$5,417	$121,451	$44,780	$1,607,757

	Year Ended December 31, 2002
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$706,320	$2,531,063	$37,075	$—	$3,274,458
Costs of revenues	3,276,117	1,119,821	18,492	11,004	4,425,434

Gross profit (loss)	(2,569,797)	1,411,242	18,583	(11,004)	(1,150,976)

Allocated Operating expenses:
Selling, general and administrative	1,248,040	968,757	9,462	1,051	2,227,310
Engineering and product development	1,228,180	526,363	—	2,714	1,757,257
Unallocated Operating expenses	—	—	—	—	3,963,526

	2,476,220	1,495,120	9,462	3,765	7,948,093

Loss from operations	(5,046,017)	(83,878)	9,121	(14,769)	(9,099,069)
Interest expense (income), net	—	—	—	—	(25,669)
Other income, net	—	—	—	—	1,087

Net loss	$(5,046,017)	$(83,878)	$9,121	$(14,769)	$(9,072,313)

Segment assets	$5,806,770	$2,970,830	$2,714,300	$3,463,951	$14,955,841
Capital expenditures	$51,477	$22,061	$—	$—	$73,538

	Year Ended December 31, 2001
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$856,958	$3,873,500	$—	$—	$4,730,458
Costs of revenues	3,375,118	1,576,526	—	—	4,951,644

Gross profit (loss)	(2,518,160)	2,296,974	—	—	(221,186)

Allocated Operating expenses:
Selling, general and administrative	3,682,212	1,208,699	—	—	4,890,911
Engineering and product development	2,330,405	998,745	—	—	3,329,150
Unallocated Operating expenses	—	—	—	—	5,628,196
Asset impairment charge					1,958,333

	6,012,617	2,207,444	—	—	15,806,590

Loss from operations	(8,530,777)	(89,530)	—	—	(16,027,776)
Interest expense (income), net	—	—	—	—	(213,333)
Other income, net	—	—	—	—	76,840

Net loss	$(8,530,777)	$(89,530)	$—	$—	$(15,737,603)

	December 31,
	2003	2002
Assets:
Total assets for reportable segments	$15,602,758	$14,955,841
Other unallocated assets	7,149,973	6,557,363

Consolidated total	$22,752,731	$21,513,204

For the years ended December 31, 2003, 2002 and 2001, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	Year Ended December 31,
	2003	2002	2001
Domestic	$12,011,280	$743,395	$856,958
Foreign	2,307,513	2,531,063	3,873,500

	$14,318,793	$3,274,458	$4,730,458

Note 15

Quarterly Financial Data (Unaudited):

	For the Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2003
Revenues	$3,473,000	$3,843,000	$3,299,000	$3,704,000
Net loss	(1,674,000)	(1,686,000)	(1,913,000)	(2,170,000)
Basic and diluted net loss per share	($0.05)	($0.05)	($0.05)	($0.06)
Shares used in computing basic and diluted net loss per share	31,439,058	33,644,326	37,622,358	37,735,242

	Mar. 31	Jun. 30	Sep. 30	Dec. 31
2002
Revenues	$952,000	$843,000	$832,000	$647,000
Net loss	(2,128,000)	(2,303,000)	(2,065,000)	(2,576,000)
Basic and diluted net loss per share	($0.09)	($0.09)	($0.07)	($0.09)
Shares used in computing basic and diluted net loss per share	24,179,953	25,010,953	28,337,953	28,664,573

Note 16

Valuation and Qualifying Accounts:

		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2003:
Reserve for Doubtful Accounts	$1,169,486	$254,429	$—	$725,871	$698,044

FOR THE YEAR ENDED DECEMBER 31, 2002:
Reserve for Doubtful Accounts	$996,396	$637,857	$493,224	$957,991	$1,169,486

FOR THE YEAR ENDED DECEMBER 31, 2001:
Reserve for Doubtful Accounts	$186,988	$864,551	—	$55,143	$996,396

(1)	Represents allowance for doubtful accounts related to the acquisition of SLT.

(2)	Represents write-offs of specific accounts receivable.