Form 10-Q
period 2004-03-31
PHOTOMEDEX INC
filed 2004-05-10
CIK 711665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
                                  Yes X  No
                                     ---   ---

The number of shares outstanding of the issuer's Common Stock as of May 7, 2004, was 38,542,245 shares.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:                                              PAGE
------------------------------                                              ----

     ITEM 1.  Financial Statements:

     a.  Consolidated Balance Sheets, March 31, 2004 (unaudited) and
         December 31, 2003 (audited)                                          3

     b.  Consolidated Statements of Operations for the three months
         ended March 31, 2004 and 2003 (unaudited)                            4

     c.  Consolidated Statements of Cash Flows for the three months
         ended March 31, 2004 and 2003 (unaudited)                            5

     d.  Notes to Consolidated Financial Statements (unaudited)               6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       16

     ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk       24

     ITEM 4.  Controls and Procedures                                         24

Part II. Other Information:

     ITEM 1.  Legal Proceedings                                               24
     ITEM 2.  Changes in Securities and Use of Proceeds                       25
     ITEM 3.  Defaults Upon Senior Securities                                 25
     ITEM 4.  Submission of Matters to a Vote of Security Holders             25
     ITEM 5.  Other Information                                               25
     ITEM 6.  Exhibits and Reports on Form 8-K                                25

     Signatures                                                               26
     Certifications                                                           27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,         December 31,
                                                                                     2004                2003
                                                                                  ------------        ------------

                                      ASSETS                                        (Unaudited)       (Audited)
     Current assets:

           Cash and cash equivalents .............................................$  5,825,956        $  6,633,468
           Accounts  receivable,  net of  allowance  for  doubtful  accounts of
           $670,122 and $698,044, respectively ...................................   3,756,100           3,483,030
           Inventories ...........................................................   4,387,541           4,522,462
           Prepaid expenses and other current assets .............................     398,319             334,002
                                                                                  ------------        ------------
              Total current assets ...............................................  14,367,916          14,972,962

     Property and equipment, net .................................................   4,163,898           4,005,205

     Goodwill, net of accumulated amortization of $452,992 .......................   2,944,423
                                                                                                         2,944,423

     Patents and licensed technologies, net ......................................     714,647             758,655

     Other assets ................................................................      68,186              71,486
                                                                                  ------------        ------------
           Total assets ..........................................................$ 22,259,070        $ 22,752,731
                                                                                  ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
           Current portion of notes payable ......................................$    151,385        $    101,066
           Current portion of long-term debt .....................................   1,258,945           1,269,759
           Accounts payable ......................................................   2,338,436           2,218,993
           Accrued compensation and related expenses .............................     805,584             940,352
           Other accrued liabilities .............................................     864,775             975,536
           Deferred revenues .....................................................     956,469             811,712
                                                                                  ------------        ------------
              Total current liabilities ..........................................   6,375,594           6,317,418

     Notes payable ...............................................................      45,675              51,489
     Long-term debt ..............................................................     347,566             405,749
                                                                                  ------------        ------------
             Total liabilities ...................................................   6,768,835           6,774,656
                                                                                  ------------        ------------

     Stockholders' equity:
           Common Stock, $.01 par value, 75,000,000 shares authorized;
            38,196,321and 37,736,139 shares issued and outstanding ...............     381,963             377,361
           Additional paid-in capital ............................................  87,740,435          86,871,415
           Accumulated deficit ................................................... (72,625,448)        (71,262,366)
           Deferred compensation .................................................      (6,715)             (8,335)
                                                                                  ------------        ------------
              Total stockholders' equity .........................................  15,490,235          15,978,075
                                                                                  ------------        ------------
              Total liabilities and stockholders' equity .........................$ 22,259,070        $ 22,752,731
                                                                                  ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                      2004               2003
                                                                                  ------------       ------------
Revenues:
     Product sales ...............................................................$  1,792,400       $  1,869,292
     Services ....................................................................   2,232,830          1,604,185
                                                                                  ------------       ------------
                                                                                     4,025,230          3,473,477

Cost of revenues:
     Product cost of revenues ....................................................     832,483            944,882
     Services cost of revenues ...................................................   1,661,583          1,465,376
                                                                                  ------------       ------------
                                                                                     2,494,066          2,410,258
                                                                                  ------------       ------------

Gross profit .....................................................................   1,531,164          1,063,219
                                                                                  ------------       ------------

Operating expenses:
      Selling, general and administrative ........................................   2,470,424          2,294,592
      Engineering and product development ........................................     415,950            411,932
                                                                                  ------------       ------------
                                                                                     2,886,374          2,706,524
                                                                                  ------------       ------------

Loss from operations before interest expense, net ................................  (1,355,210)        (1,643,305)

Interest expense, net ............................................................       7,872             31,023
                                                                                  ------------       ------------

Net loss .........................................................................$ (1,363,082)      $ (1,674,328)
                                                                                  ============       ============


Basic and diluted net loss per share .............................................$      (0.04)      $      (0.05)
                                                                                  ============       ============

Shares used in computing basic and diluted net loss per share ....................  37,773,301         31,439,058
                                                                                  ============       ============










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                     2004               2003
                                                                                  -----------       -----------
     Operating activities:

           Net loss ..............................................................$(1,363,082)       $(1,674,328)
           Adjustments to reconcile net loss to net cash used
              in operating activities:
                   Depreciation and amortization .................................    493,745            479,334
                   Stock options and warrants issued to consultants for services       48,192               --
                   Amortization of deferred compensation .........................      1,620              1,602
                   Provision for bad debt ........................................       --               84,000
           Changes in operating assets and liabilities:
              Accounts receivable ................................................   (273,070)           289,535
              Inventories ........................................................     19,025           (216,462)
              Prepaid expenses and other assets ..................................     65,865             (6,819)
              Accounts payable ...................................................    119,443             27,522
              Accrued compensation and related expenses ..........................   (134,768)            96,831
              Other accrued liabilities ..........................................   (110,761)          (400,849)
              Deferred revenues ..................................................    144,757            101,129
                                                                                  -----------        -----------

                       Net cash used in operating activities .....................   (989,034)        (1,218,505)
                                                                                  -----------        -----------

     Investing activities:
           Purchases of property and equipment, net ..............................    (11,137)           (21,136)
           Lasers placed into service ............................................   (481,398)          (293,401)
                                                                                  -----------        -----------

                       Net cash used in investing activities .....................   (492,535)          (314,537)
                                                                                  -----------        -----------

     Financing activities:
           Proceeds from issuance of common stock, net ...........................     11,199               --
           Proceeds from exercise of warrants ....................................    814,231               --
           Payments on long-term debt ............................................    (68,997)           (44,426)
           Payments on notes payable .............................................    (82,376)          (109,812)
           Net repayments on line of credit ......................................       --           (1,407,451)
           Decrease  in  restricted  cash,  cash  equivalents  and  short-term
           investments ...........................................................       --            1,637,183
                                                                                  -----------        -----------

                       Net cash provided by financing activities .................    674,057             75,494
                                                                                  -----------        -----------

     Net decrease  in cash and cash equivalents ..................................   (807,512)        (1,457,548)

     Cash and cash equivalents, beginning of period ..............................  6,633,468          4,008,051
                                                                                  -----------        -----------

     Cash and cash equivalents, end of period ....................................$ 5,825,956        $ 2,550,503
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

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1
THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY:

BACKGROUND
PhotoMedex, Inc. and subsidiaries (the "Company") is a medical device company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers. The Company develops, manufactures and markets excimer-laser-based instrumentation designed to phototherapeutically treat psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, the Company received the first Food and Drug Administration ("FDA") clearance to market an excimer laser system, the XTRAC(R) system, for the treatment of psoriasis. In March 2001, the Company received FDA clearance to treat vitiligo; in August 2001, the Company received FDA clearance to treat atopic dermatitis; and in May 2002, the FDA granted 510(k) clearance to market the XTRAC system for the treatment of leukoderma. The Company launched the XTRAC phototherapy treatment system commercially in the United States in August 2000.

Through the acquisition of Surgical Laser Technologies, Inc. ("SLT") on December 27, 2002, the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers' products.

LIQUIDITY AND GOING CONCERN
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. As of March 31, 2004, the Company had an accumulated deficit of $72,625,448. The Company has historically financed its activities from the private placement of equity securities. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses. During the first quarter of 2003, the Company re-launched the marketing of its XTRAC system in the United States following the issuance of current procedural terminology ("CPT") codes and associated reimbursement rates by the Center of Medicare and Medicaid Services ("CMS"). The Company has focused the re-launch on securing approval by various private health plans to reimburse for treatments of psoriasis using the XTRAC.

The Company expects to incur operating losses for 2004 as it plans to continue to focus on securing reimbursement from more private insurers and to devote sales and marketing efforts in the areas where such reimbursement has become available. Once favorable momentum has been achieved, the Company contemplates spending substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing operations. Notwithstanding the approval by CMS for Medicare and Medicaid reimbursement and recent approvals by certain private insurers, the Company may continue to face resistance from private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure. Management cannot provide assurance that the Company will market the product successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

The Company's future revenues and success depend upon its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company's excimer-laser-based system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and abroad. The Company's ability to introduce successful new products based on its business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company's control. Consequently, the Company's historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $5,825,956 as of March 31, 2004. Management believes that the existing cash balance together with its existing financial resources, including access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company's operating and capital requirements through the first quarter of 2005. The 2004 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for the use of the XTRAC system based on growing private insurance coverage in the United States and continuing cost savings from the integration of the combined companies. However, depending upon the Company's rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, could be obtained on terms satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS
The financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

CASH AND CASH EQUIVALENTS
The Company invests its excess cash in highly liquid, short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at March 31, 2004 and December 31, 2003.

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of March 31, 2004, no such write-down was required (see Impairment of Long-Lived Assets below).

PATENT COST AND LICENSED TECHNOLOGIES
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of the estimated useful lives or eight to 12 years. Developed technology relates to the purchase of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of March 31, 2004, no such write-down was required (see Impairment of Long-Lived Assets below).

ACCRUED WARRANTY COSTS
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the quarter ended March 31, 2004 is summarized as follows:


                                                  March 31, 2004
                                                ------------------
   Accrual at beginning of period                       $316,714
   Additions charged to warranty expense                 117,546
   Claims paid and charged against the accrual          (98,983)
                                                ------------------
   Accrual at end of period                             $335,277
                                                ==================

REVENUE RECOGNITION
The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When the Company sells a laser to a distributor or directly to a physician, revenue is recognized when the product is shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met.

Under the terms of the distributor agreements, the distributors do not have the right to return any unit, which they have purchased. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims.

When the Company places a laser in a physician's office, it recognizes service revenue based on an estimate of patient treatments. Treatment codes or treatment cards sold to physicians but not yet used are deferred and recognized as a liability until the treatment occurs.

In the first quarter of 2003, the Company implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue during the program from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. In the first quarter of 2004, the Company deferred revenues of $143,271 under this program and at March 31, 2004 had total deferred revenues of $817,218 under the program.

Through the surgical businesses, the Company generates revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. The Company recognizes revenues from product sales, including sales to distributors, when products are shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met.

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

INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

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

STOCK OPTIONS
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, "Accounting for Stock-Based
Compensation," the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Had stock compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per share would have been increased to the following pro-forma amounts:

                                                               Three Months Ended March 31,
                                                         -----------------------------------------
                                                               2004                  2003
                                                         -----------------    --------------------
  Net loss:
    As reported                                              ($1,363,082)            ($1,674,238)
    Less: stock-based employee compensation expense
      included in reported net loss                                 1,620                   1,602
    Impact of total  stock-based  compensation  expense
      determined  under fair value based method for all
      grants and awards                                         (444,720)               (512,313)
                                                         -----------------    --------------------
    Pro-forma                                                ($1,806,182)            ($2,184,949)
                                                         =================    ====================
  Net loss per share:
    As reported                                                   ($0.04)                 ($0.05)
                                                         =================    ====================
    Pro-forma                                                     ($0.05)                 ($0.07)
                                                         =================    ====================

The above pro-forma amounts may not be indicative of future pro-forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the following three-month periods:

                                                             Three Months Ended March 31,
                                                         --------------------------------------
                                                               2004                 2003
                                                         -----------------    -----------------
  Risk-free interest rate                                          3.07%                3.05%
  Volatility                                                       99.9%                 100%
  Expected dividend yield                                             0%                   0%
  Expected option life                                           5 years              5 years

SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2004, the Company financed an insurance policy through a note payable for $126,881.

During the three months ended March 31, 2003, the Company financed vehicle and equipment purchases of $94,501 under capital leases, financed an insurance policy through a note payable for $138,000 and financed certain acquisition costs, which were included in accounts payable at December 31, 2002, through a note payable for $171,000.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("VIEs") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. At this time, the adoption of FIN 46R is not expected to have an effect on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements, as the Company does not have the types of financial instruments which would require consideration under this Statement.

Note 2
INVENTORIES:

Set forth below is a detailed listing of inventories.

                                                     March 31, 2004           December 31, 2003
                                                  ----------------------    ----------------------
      Raw materials                                        $2,826,940                $2,506,827
      Work-in-process                                          84,680                    79,520
      Finished goods                                        1,475,921                 1,936,115
                                                  ----------------------    ----------------------
      Total inventories                                    $4,387,541                $4,522,462
                                                  ======================    ======================


Note 3
PROPERTY AND EQUIPMENT:

Set forth below is a detailed listing of property and equipment.

                                                                       March 31, 2004           December 31, 2003
                                                                   -----------------------     ---------------------
Lasers in service                                                          $  7,765,629             $  7,254,340
Computer hardware and software                                                  256,340                  256,340
Furniture and fixtures                                                          202,748                  200,247
Machinery and equipment                                                         167,479                   72,841
Autos and trucks                                                                189,820                  196,870
Leasehold improvements                                                          109,652                  109,652
                                                                   -----------------------     ---------------------
                                                                              8,691,668                8,090,290
Accumulated depreciation and amortization
                                                                            (4,527,770)              (4,085,085)
                                                                   -----------------------     ---------------------
Property and equipment, net                                                $  4,163,898             $  4,005,205
                                                                   =======================     =====================


Depreciation expense was $449,737 and $435,324 for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, net property and equipment included $714,613 and $763,429, respectively, of assets recorded under capitalized lease arrangements, of which $606,511 and $675,508 was included in long-term debt at March 31, 2004 and December 31, 2003, respectively (see Note 7).

Note 4
PATENTS AND LICENSED TECHNOLOGIES:

Set forth below is a detailed listing of patents and licensed technology.

                                                                       March 31, 2004           December 31, 2003
                                                                   -----------------------     ---------------------
Patents,   net  of  accumulated   amortization  of  $124,870  and
  $112,865                                                                     $277,274                    $289,279
Licensed  technologies,   net  of  accumulated   amortization  of
  $399,627 and $367,624                                                         437,373                     469,376
                                                                   -----------------------     ---------------------
Total patents and licensed technologies, net                                   $714,647                    $758,655
                                                                   =======================     =====================

Amortization expense was $44,008 and $44,010 for the three months ended March 31, 2004 and 2003, respectively.

Note 5
OTHER ACCRUED LIABILITIES:

Set forth below is a detailed listing of other accrued liabilities.

                                                                       March 31, 2004           December 31, 2003
                                                                   -----------------------    ---------------------
Accrued professional and consulting fees                                       $178,699                $203,699
Accrued warranty                                                                335,277                 316,714
Accrued liability from matured notes                                            246,720                 247,108
Cash deposit on sales                                                            12,000                 125,500
Other accrued expenses                                                           92,079                  82,515
                                                                   -----------------------    ---------------------
Total other accrued liabilities                                                $864,775                $975,536
                                                                   =======================    =====================

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT's subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of March 31, 2004 and December 31, 2003, the matured principal and related interest was $246,720 and $247,108, respectively.

Note 6
NOTES PAYABLE:

Set forth below is a detailed listing of notes payable.

                                                                       March 31, 2004           December 31, 2003
                                                                    ---------------------     ----------------------
  Note  payable - secured  creditor,  interest  at  16.47%,  payable in monthly principal and interest installments of $2,618 through
  December 2006.                                                             $ 67,570                   $ 72,382

  Note  payable - unsecured creditor, interest at 7.47%, payable in monthly principal and interest installments of $7,827 through
  June 2004.                                                                   20,453                     40,907

  Note payable - unsecured creditor, repaid in January 2004.                        -                     37,409

  Note payable - unsecured creditor, repaid in January 2004.                        -                      1,857

  Note  payable - unsecured creditor, interest at 6.25%, payable in monthly principal and interest installments of $18,505 through
  September 2004.                                                             109,037                          -
                                                                    ----------------------     ----------------------
                                                                              197,060                    152,555
  Less: current maturities                                                   (151,385)                  (101,066)
                                                                    ----------------------     ----------------------
  Notes payable, net of current maturities                                   $ 45,675                   $ 51,489
                                                                    ======================     ======================

Note 7
LONG-TERM DEBT:

Set forth below is a detailed listing of the Company's long-term debt.

                                                                       March 31, 2004            December 31, 2003
                                                                    ---------------------      ---------------------
Borrowings on credit facility                                                $1,000,000               $1,000,000
Capital lease obligations (see Note 3)                                          606,511                  675,508
Less: current portion                                                        (1,258,945)              (1,269,759)
                                                                    ---------------------      ---------------------
Total long-term debt                                                          $ 347,566                $ 405,749
                                                                    =====================      =====================

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank, subsequently amended on February 27, 2003 and March 26, 2003 to $1,400,000 and on May 13, 2003 to $1,000,000. The credit facility had a commitment term expiring May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT's business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT's cash and cash equivalents and short-term investments. The bank allowed the Company to apply the cash collateral to a paydown of the facility in 2003. The credit facility has an interest rate equal to the 30 day LIBOR plus 2.25%. The rate at March 31, 2004 was 3.34%.

The credit facility was subject to certain restrictive covenants at the SLT level and at the group level and borrowing base limitations. At December 31, 2003, the group did not meet the covenants set by the bank. On March 10, 2004, the bank waived the non-compliance with the covenants as of December 31, 2003 and will allow the line to continue until it expires on May 31, 2004.

The assets of SLT, including the subsidiaries of SLT, may not be transferred to PhotoMedex without observance of certain restrictions imposed on SLT by the terms of the credit facility with its bank. Under a restriction on dividends, the assets of SLT may not be dividended, distributed or otherwise transferred by way of purchase, redemption or retirement of SLT's capital stock if such a dividend, distribution or transfer would cause SLT to be in default of the financial covenants it has made to the bank. Given this restriction, no dividend, distribution or other transfer was made in the year ended December 31, 2003 nor in the quarter ended March 31, 2004. On the other hand, under a restriction under the credit facility on other, non-dividend transfers, SLT is permitted to engage in other transactions with affiliated entities, including PhotoMedex, provided such transactions are in the ordinary course of, and pursuant to the reasonable requirements of, SLT's business and are based upon fair and reasonable terms no less favorable to SLT than would obtain in comparable arm's length transactions with non-affiliated entities. The net assets of SLT subject to the restriction on dividends and other similar transfers amounted to approximately $5,149,000 and $4,412,000 at March 31, 2004 and December 31, 2003, respectively.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 3).

Note 8
WARRANT EXERCISES

In the three months ended March 31, 2004, 460,182 warrants on the common stock of the Company were exercised, resulting in an increase to the Company's shares outstanding as of the end of the period by the same amount. Most of these warrants were exercisable at $1.77 per share and were set to expire on March 31, 2004. The Company received $746,735 in cash proceeds from the exercises and $67,496 in subscriptions receivable that were paid promptly after the end of the period.

Note 9
BUSINESS SEGMENT AND GEOGRAPHIC DATA:

The Company is engaged in four business segments: Domestic XTRAC, International XTRAC, Surgical Services, and Surgical Products and Other. The Company markets its offering through traditional products sales as well as through the provision of fee-based medical procedures services. The Company's customers are primarily doctors, hospitals and surgery centers. For the three months ended March 31, 2004 and 2003, the Company did not have material net revenues from any individual customer.

                                                           Three Months Ended March 31, 2004
                                 --------------------------------------------------------------------------------------
                                                                                         SURGICAL
                                    DOMESTIC         INTERN'L          SURGICAL          PRODUCTS
                                     XTRAC             XTRAC           SERVICES          AND OTHER           TOTAL
                                 ---------------   --------------    --------------    -------------    ---------------
Revenues                              $550,601          $580,744        $1,639,604       $1,254,281         $4,025,230
Costs of revenues                      486,286           370,380         1,138,910          498,490          2,494,066
                                 ---------------   --------------    --------------    -------------    ---------------
   Gross profit                         64,315           210,364           500,694          755,791          1,531,164
                                 ---------------   --------------    --------------    -------------    ---------------

Allocated Operating expenses:
   Selling, general and
    administrative                     500,740           128,101           325,991          124,454          1,079,286
   Engineering and product
    development                        162,794           101,911                 -          151,245            415,950

Unallocated Operating
    expenses                                 -                 -                 -                -          1,391,138
                                 ---------------   --------------    --------------    -------------    ---------------
                                       663,534           230,012           325,991          275,699          2,886,374
                                 ---------------   --------------    --------------    -------------    ---------------
Income (loss) from operations        (599,219)          (19,648)           174,703          480,092        (1,355,210)

Interest expense, net                        -                 -                 -                -              7,872
                                 ---------------   --------------    --------------    -------------    ---------------

Net income (loss)                   $(599,219)         $(19,648)          $174,703         $480,092       $(1,363,082)
                                 ===============   ==============    ==============    =============    ===============



                                                           Three Months Ended March 31, 2003
                                 --------------------------------------------------------------------------------------
                                                                                          SURGICAL
                                    DOMESTIC         INTERN'L          SURGICAL           PRODUCTS
                                     XTRAC             XTRAC           SERVICES           AND OTHER          TOTAL
                                 ---------------   --------------    --------------    -------------    ---------------
Revenues                              $153,164          $163,300        $1,405,801       $1,751,212         $3,473,477
Costs of revenues                      581,959           125,132           868,417          834,750          2,410,258
                                 ---------------   --------------    --------------    -------------    ---------------
   Gross profit (loss)               (428,795)            38,168           537,384          916,462          1,063,219
                                 ---------------   --------------    --------------    -------------    ---------------

Allocated Operating expenses:
   Selling, general and
    administrative                     379,088            68,586           299,167          234,012            980,853
  Engineering and product
    development                        207,860            80,835                 -          123,237            411,932

Unallocated Operating
    expenses                                 -                 -                 -                -          1,313,739
                                 ---------------   --------------    --------------    -------------    ---------------
                                       586,948           149,421           299,167          357,249          2,706,524
                                 ---------------   --------------    --------------    -------------    ---------------
Loss from operations               (1,015,743)         (111,253)           238,217          559,213        (1,643,305)

Interest expense, net                        -                 -                 -                -             31,023
Other income, net                            -                 -                 -                -                  -
                                 ---------------   --------------    --------------    -------------    ---------------

Net loss                          $(1,015,743)        $(111,253)          $238,217         $559,213       $(1,674,328)
                                 ===============   ==============    ==============    =============    ===============


                                                                   March 31, 2004         December 31, 2003
                                                                ---------------------    ---------------------
       Assets:
          Total assets for reportable segments                           $15,787,697             $15,602,758
          Other allocated assets                                           6,471,373               7,149,973
                                                                ---------------------    ---------------------
             Consolidated total                                          $22,259,070             $22,752,731
                                                                =====================    =====================

For the three months ended March 31, 2004 and 2003, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:



                                                                    For the Three Months Ended March 31,
                                                                        2004                    2003
                                                                ---------------------    --------------------
       Domestic                                                      $ 3,269,746               $ 2,935,080
       Foreign                                                           755,484                   538,397
                                                                ---------------------    --------------------
                                                                     $ 4,025,230               $ 3,473,477
                                                                =====================    ====================


Note 10
SIGNIFICANT ALLIANCES/AGREEMENTS:

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

In the event of the completion of an acquisition or merger transaction, the Company has agreed to pay True North Capital a "success fee" equal to the greater of: (i) $250,000, or (ii) the sum of (a) 5% of the aggregate purchase, if the aggregate consideration is equal to or greater than $5,000,000 and less than $10,000,000; plus, (b) 3% of the aggregate consideration from $10,000,000 to $50,000,000; plus, (c) 2.5% of the aggregate consideration from $50,000,000 to $100,000,000; plus, (d) 2% of the aggregate consideration from $100,000,000 to $150,000,000; plus, (e) 1.5% of the aggregate consideration in excess of $150,000,000. The Company has paid True North Capital a one-time $20,000 expense reimbursement for the deployment of its personnel and resources in the fulfillment of the goals set forth in the TNC Agreement. The Company has also agreed to reimburse True North Capital the cost of out-of-pocket expenses which it incurs in performance of the agreement and which the Company has approved beforehand. The TNC Agreement may be canceled upon 30 days' notice from either party.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements in this Quarterly Report on Form 10-Q, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as "we," "us," "our" or "registrant") and other statements contained in this Report that are not historical facts.
Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2003.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

INTRODUCTION
         Our primary focus in 2003 was to secure from private health plans favorable reimbursement policies for treatment of psoriasis using the XTRAC(R) excimer laser. In March 2003, we had re-introduced the XTRAC and, based on the establishment of CPT codes by the AMA and reimbursement rates from the Centers for Medicare and Medicaid Services, we began efforts to secure such favorable policies. To persuade such plans to adopt favorable policies, we also commissioned a clinical economic study of the use of the XTRAC laser as a second-step therapy for psoriasis. This study was sufficiently complete in December 2003 that we were able to deploy it through a Data Compendium in our ongoing efforts to secure favorable reimbursement policies.

         Moving into 2004, we have expanded our deployment of the study and, from feedback we have received from the medical insurers to the Data Compendium that we mailed in December 2003, we anticipate that the study, coupled with our other efforts, will succeed in gaining a place on the agenda of private plans as they consider their coverage and reimbursement policies. We have already secured such approval in 2004 from two significant plans and are under consideration by other plans. We cannot at this time assure you that other plans will adopt the favorable policies that we desire, and if they do not, what further requirements may be asked of us. In addition to reimbursement, our focus in 2004 will be to continue to improve care for those suffering from psoriasis, and to obtain a larger body of satisfied practitioners using the XTRAC and to increase domestic XTRAC revenues for the Company.

         We integrated the business of SLT in 2003. We acquired two revenue streams from SLT: one from surgical services, the other from surgical products; these supplemented our own discrete product lines, XTRAC Domestic and XTRAC

International.  We view our  business as comprised  of four  business  segments:
Domestic XTRAC, International XTRAC, Surgical Services and Surgical Products.

         We experienced revenue growth in Surgical Services in 2003 from 2002 and expect growth in 2004. Our plan in 2003 was to grow in a controlled fashion such that capital expenditures necessary for that growth would come from these operations. We anticipate that this will continue in 2004. In this manner, we intend to conserve our cash resources for the Domestic XTRAC business segment.

         In 2003, our revenues from Surgical Products remained stable and contributed to maintaining our staying power in our two growth business segments. Our surgical products enjoy a reputation for qualityand believe that this reputation for quality will continue to generate revenues for us in 2004. While surgical product revenues decreased in the first quarter of 2004 when compared to 2003, we expect those revenues may grow as we introduce two new surgical lasers in 2004.

         Finally, our revenues from International XTRAC sales provided needed working capital in 2003. We have enjoyed some distinction in the market from our clinical studies and the physician researchers involved in such studies; we also benefited in 2003 from the improved reliability and functionality of the XTRAC. Despite intensifying price competition in 2003 and into 2004, we saw an overall improvement in the gross profit percentage to 36%, due largely to efficiencies and product cost reductions realized through our operations in Carlsbad, California.

OVERVIEW OF BUSINESS OPERATIONS
         We are engaged in the development, manufacturing and marketing of our proprietary XTRAC(R), or XTRAC, excimer laser and delivery systems and techniques directed toward the treatment of inflammatory skin disorders. In addition, through the acquisition of SLT on December 27, 2002, we also engage in the development, manufacture and sale of surgical products, including free-beam laser systems for surgery and in the provision of surgical services on a turn-key procedural basis.

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

         In February 2002, the Current Procedural Terminology Editorial Board of the AMA approved the request by the American Academy of Dermatology to issue reimbursement codes for the laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using the XTRAC system to treat such conditions. The AMA published three CPT code numbers covering the treatment of psoriasis and other inflammatory skin diseases with the XTRAC system. These new codes were effective in the first quarter of 2003. We believe that the publication of these codes, together with a compilation of clinical and economic studies (Data Compendium) recently mailed to almost all private healthcare insurers throughout the United States will facilitate our ability to obtain broader approvals for reimbursement for treatment of psoriasis and other inflammatory skin diseases using the XTRAC system. We have already secured in 2004 approval from two significant insurance groups, Regence and Wellpoint, and are under consideration by other groups and plans. We anticipate that the approvals by Regence and Wellpoint will positively influence other private plans to adopt favorable reimbursement policies. Such influence and possible momentum from it can help in 2004 to overcome resistance and inertia that we encountered in 2003. However, there can be no assurance that these effects will transpire.

         As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will increase market penetration. This strategy will require us to identify and target appropriate dermatologists and to balance the planned roll-out of our XTRAC lasers during 2004 against uncertainties in acceptance by physicians, patients and health plans and constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through distributors and, potentially, placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream. To date, no units have been placed in international markets that provide a usage-based revenue stream.

         In similar fashion, we have growing, but still limited marketing experience in expanding our surgical services business. The preponderance of this business is in the southeastern part of the United States. New procedures and new geographies, customers and different business habits and networks will likely pose different challenges than the ones we have encountered in the past. There can be no assurance that our experience will be sufficient to overcome such challenges.

RESULTS OF OPERATIONS

REVENUES
         We generated revenues of $4,025,230 during the three months ended March 31, 2004, of which $2,893,885 were from the products and services operations of SLT. The balance of revenues were from phototherapy products and services, including $580,744 from XTRAC international sales of excimer systems and parts and $550,601 from domestic XTRAC procedures. We generated revenues of $3,473,477 during the three months ended March 31, 2003, of which $3,157,013 were from the products and services operations of SLT. The balance of revenues was from phototherapy products and services, including $163,300 from XTRAC international sales of excimer systems and parts and $153,164 from domestic XTRAC procedures.

         In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. Following the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during the program from the sale of XTRAC procedures, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. In the quarter ended March 31, 2004 and 2003, the Company deferred revenues of $143,271 and $122,756 under this program.

         Recognized revenue for the three months ended March 31, 2004 and 2003 for domestic XTRAC procedures was $550,601 and $153,164, respectively. Total XTRAC procedures for the same periods were approximately 10,700 and 4,000, respectively, including 1,090 and 85 procedures, respectively, which were performed by customers without billing from us as the procedures were performed in connection with customer evaluations of the XTRAC laser as well as for clinical research. The ramp in procedures in the three months ended March 31, 2004 was related to the first quarter 2003 effective date of reimbursement rates and CPT codes for Medicare and Medicaid. Increases in these levels are dependent upon more widespread adoption of these CPT codes and comparable rates by private healthcare insurers.

         International XTRAC sales of our excimer laser system and related parts were $580,744 for the three months ended March 31, 2004 compared to $163,300 for the three months ended March 31, 2003. We sold 10 laser systems in the three months ended March 31, 2004 compared to two laser systems in the three months ended March 31, 2003. We sell the excimer laser overseas which is different from the domestic revenue model. Consequently, the international XTRAC operations are more widely influenced by competition from similar laser technology from other manufactures and non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has served to reduce the international prices we charge distributors for our excimer products.. While the average price per laser was less in the first quarter of 2004 than in the first quarter of 2003, the number of lasers sold was greater, due to a variety of factors. Conditions in the Middle East were more settled in the first quarter of 2004, and the XTRAC laser had been upgraded and made more reliable. In addition, four lasers which had been shipped before the first quarter of 2004 but not recognized as sales due to the application of the recognition criteria of Staff Accounting Bulletin No. 104 were recognized in the first quarter of 2004.

         In the three months ended March 31, 2004 and 2003, surgical service revenues were $1,639,604 and $1,405,801, respectively. Revenues in surgical services grew, but in a restrained fashion in that we limited the funds we expended for capital equipment. In the three months ended March 31, 2004 and 2003, surgical product revenues were $1,254,281 and $1,751,212, respectively. Revenues from surgical products were reasonably stable in disposables, although there was a decline in surgical laser sales which vary from quarter to quarter.

COST OF REVENUES

         Product cost of revenues for the three months ended March 31, 2004 were $832,483, compared to $944,882 for the three months ended March 31, 2003. Included in these costs were $462,103 and $819,750, respectively, related to SLT product revenues, for the three months ended March 31, 2004 and 2003. The remaining product cost of revenues during these periods of $370,380 and $125,132, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Services cost of revenues was $1,661,583 and $1,465,376 in the three months ended March 31, 2004 and 2003, respectively. Included in these costs were $1,175,297 and $883,417, respectively, related to SLT service revenues, for the three months ended March 31, 2004 and 2003. The remaining services cost of revenues of $486,286 and $581,959 during the periods ended March 31, 2004 and 2003, respectively, represented manufacturing, depreciation and field service on the lasers in service.

         The increase in the services cost of sales for SLT service costs relates to an increase in technician costs of $92,000, depreciation costs of $42,000 and operating costs of $37,000, which are all due to the increases in service revenue. There was also a change in the mix of services provided, increasing the product costs by $95,000.

GROSS MARGIN ANALYSIS

         Overall, revenues increased by $550,000 with the cost to produce those revenues only increasing by $85,000. The largest contributing factor to the increased gross margin was an increase in the XTRAC revenues as well as manufacturing efficiencies and cost reductions at the California facility. The domestic XTRAC gross margin improved from the first quarter 2003 to the first quarter 2004 by approximately $500,000. This was accomplished by revenues increasing by $400,000 while the cost of revenues decreased by $95,000. The international XTRAC gross margin improved from the first quarter 2003 to the first quarter 2004 by $170,000 driven mostly by an increase in revenue of over $400,000. These margin improvements were offset by a margin reduction of $160,000 in the surgical products segment even though this segment's gross profit percentage increased by 8%. This segment includes surgical laser system sales and surgical disposables. This margin reduction was driven by a sales reduction of approximately $500,000 mostly in the less profitable laser systems rather than the more profitable disposables. In the first quarter 2004 there were three surgical laser systems sold compared to thirteen in the same period of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 2004 were $2,470,424, compared to $2,294,592 for the three months ended March 31, 2003, an increase of 8%. This increase was due to the fees of $263,600 related to the lawsuits in the first quarter 2004, as compared to no such expenses in the first quarter of 2003. Selling, general and administrative expenses, excluding lawsuit-related expenses, decreased by $87,768 between the first quarter of 2004 and 2003.

         Regarding specifically allocated selling, general and administrative expenses by business segment, the domestic XTRAC segment, in first quarter 2004, included higher commission expense on increased revenues, one additional sales person, and increased marketing expenses to advance our insurance reimbursement initiatives, as compared to the same period in 2003. Selling, general and administrative expenses allocated to the international XTRAC segment increased in the first quarter 2004 compared to the first quarter 2003 due to accrued warranty expenses which were driven by the increase in revenues in that segment. In the surgical products segment the reduction in specifically allocated selling, general and administrative expenses from the first quarter 2003 to 2004 is largely related to a decrease in distributor commissions due to the reduced laser system sales between the periods.

ENGINEERING AND PRODUCT DEVELOPMENT

         Engineering and product development expenses for the three months ended March 31, 2004 increased to $415,950 from $411,932 for the three months ended March 31, 2003. The expenses remained consistent from period to period.

         Allocations  of  the  California   facility   engineering  and  product
development expenses between domestic and international XTRAC are based upon the planned manufactured output of XTRAC laser for the year.

INTEREST EXPENSE, NET

         Net interest expense during for the three months ended March 31, 2004 decreased to $7,872, as compared to $31,023 for the three months ended March 31, 2003. The decrease in net interest expense in the comparable periods relates to two factors; one factor is that the line of credit balance decreased due to the amendments reducing the total line from $3 million to $1 million. The second factor is due to our larger average balance of cash and cash equivalents in the current period compared to the corresponding period in the prior year.

NET LOSS

         The aforementioned factors resulted in a net loss of $1,363,082 during the three months ended March 31, 2004, as compared to a net loss of $1,674,328 during the three months ended March 31, 2003, a decrease of 19%. This decrease was primarily the result of the increase in revenues and resulting gross margin.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through the use of working capital provided from equity financing. From September 1997 through May 2003, we issued certain securities, including shares of our common stock and other securities convertible or exercisable into shares of common stock, in order to finance our business operations.

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

         On December 27, 2002, we acquired SLT. The surgical products and services provided by SLT increased revenues for 2003 and into 2004. We also saved costs from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, with the consolidated infrastructure in place, our revenues, both in phototherapy and surgical products and services, grew, without commensurate growth in our fixed costs. The established revenues from surgical products and services helped to absorb the costs of the infrastructure of the combined company.

         At March 31, 2004, the ratio of current assets to current liabilities was 2.25 to 1.00 compared to 2.37 to 1.00 at December 31, 2003. As of March 31, 2004, we had $7,992,322 of working capital. Cash and cash equivalents were $5,825,956 as of March 31, 2004, as compared to $6,633,468 as of December 31, 2003.

         We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements through the first quarter of 2005. The 2004 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for use of the XTRAC system based on the recent approval of applicable reimbursement codes and wider insurance coverage in the United States and continuing costs savings from the integration of the combined companies. However, the projected cost of our business plan may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us. In such an event, we would further rationalize our plans and operations to seek to balance cash inflows and outflows.

         As discussed in Note 7 to the financial statements, concurrent with the SLT acquisition, we assumed a $3,000,000 credit facility from a bank, subsequently amended on February 27, 2003 and March 26, 2003 to $1,400,000 and on May 13, 2003 to $1,000,000. The credit facility had a commitment term expiring May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT's business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT's cash and cash equivalents and short-term investments. The bank allowed us to apply the cash collateral to paydown of the facility in 2003. The credit facility has an interest rate equal to the 30-day LIBOR plus 2.25%. The rate at March 31, 2004 was 3.34%.

         The credit facility was subject to certain restrictive covenants at the SLT level and at the group level and borrowing base limitations. At December 31, 2003, the group did not meet the covenants set by the bank. On March 10, 2004, the bank waived the non-compliance with the covenants at that date and will allow the line to continue until it expires on May 31, 2004.

         We intend to replace the $1,000,000 line of credit with a $2,500,000 lease line of credit for which we have obtained a letter of intent. If we take on this lease line of credit, we should be able to finance in part our placements of XTRAC lasers in the United States and also to fund more easily such capital expenditures as we deem appropriate in our surgical services business segment.

         Operating cash flow for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 improved mostly due to a $550,000 increase in revenues with only a $85,000 increase in costs of producing those revenues. This resulted in net cash used in operating activities of $989,034, for the three months ended March 31, 2004, compared to $1,218,505 for the same period in 2003. In the three months ended March 31, 2004, changes in operating assets and liabilities used $169,000 of cash compared to the $109,000 usage of cash for the same period in 2003.

         Net cash used in investing activities was $492,535 and $314,537 for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 and 2003, we utilized $481,398 and $293,401, respectively, for production of our lasers in service.

         Net cash provided by financing activities was $674,057 and $75,494 for the three months ended March 31, 2004 and 2003, respectively. In the three months ended March 31, 2004 we received $814,231 from the exercise of warrants which were set to expire on March 31, 2004, which was partially offset by $151,373 for the payment of certain debts. In the three months ended March 31, 2003, we received $1,637,183 from the release of restricted cash, cash equivalents and short-term investments, which was offset by a net payment of $1,407,451 on the line of credit, and $154,238 for the payment of certain debts.

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

         We expect to incur operating losses in fiscal 2004 because we plan to spend substantial amounts on securing broader reimbursement for psoriasis by private healthcare plans and in expanding, in controlled fashion, our operations, both in phototherapy and in surgical services. We expect, based on our current business plan, and our present outlook, that we will have the resources to market our current products and services through the first quarter of 2005. Nevertheless, we cannot assure you that we will market any products successfully, operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

         During the three months ended March 31, 2004, there have been no items that significantly impact our commitments and contingencies as discussed in the notes to the 2003 annual financial statements as filed on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

IMPACT OF INFLATION

         We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("VIEs") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. At this time, the adoption of FIN 46R is not expected to have an effect on the consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements, as we do not have the types of financial instruments which would require consideration under this Statement.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations in this Report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of the Company's consolidated financial statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee.

REVENUE RECOGNITION.

         We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatment cards or equivalent access codes. When we sell a laser to a distributor or directly to a physician, revenue is recognized when the product is shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, we do allow products to be returned by our distributors in redress of product defects or other claims. When we place a laser in a physician's office, service revenues are recognized based on an estimate of patient treatments. To use the laser, the physician purchases a treatment card or an access code that allows performance of a specified number of treatments.

This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs or is estimated to have occurred.

         In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue during the program for the sale of treatment codes, or equivalent treatment cards, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. In the quarter ended March 31, 2004, we deferred revenues of $143,271 under this program.

                  Through our surgical businesses, we generate revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. We recognize revenues from product sales, including sales to distributors, when products are shipped and we have no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met.

         For per-procedure surgical services, we recognize revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

         Our independent auditors issued a material weakness in internal control letter as a result of the 2003 audit. That material weakness arises under the revenue recognition criteria of Staff Accounting Bulletin No. 104 as it relates to collectibility analysis of laser shipments. While we believe that we have adequate policies for proper recognition of revenue, we agree with our independent auditors that our implementation of those policies, especially in evaluating the collectibility of discrete sales of laser units, needed to be improved. We have re-evaluated the various factors, and the relative weights we ascribe to the factors, which we take into account in determining collectibility. We have implemented in the first quarter of 2004 these and additional procedures to evaluate not only new distributors and customers, but past customers as well.

         INVENTORY. We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined at latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. We perform full physical inventory counts for XTRAC and cycle counts on all the other inventory to maintain controls and to have accurate data. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

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

         PROPERTY AND EQUIPMENT. As of March 31, 2004 and December 31, 2003, we had net property and equipment of $4,163,898 and $4,005,205, respectively. The most significant component of these amounts relates to the lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians' use of the lasers. We believe that such usage will increase in the future based on the recently approved CPT codes and expected increases in insurance reimbursement.

         INTANGIBLES. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of its business. As of March 31, 2004 and December 31, 2003, we had $3,659,070 and $3,703,078, respectively, of goodwill and other intangibles, accounting for 16% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. To remedy a material weakness in our internal controls dealing with proper recognition of revenue from the sale of laser units, we have implemented in the first quarter 2004 modified procedures for evaluating the recognizability of revenue from such sales, and in particular in evaluating the collectibility of such sales. We have also implemented additional procedures to evaluate new distributors and customers as well as past customers. Based on this evaluation of our controls and procedures as improved and implemented, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any unaddressed change in the quarter ended March 31,2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.
..

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2003 for descriptions of our legal proceedings.

         In March 2004, the Company entered a settlement agreement in the employment-related action brought by Barbara Tandon in the Court of Common Pleas for the Ninth Judicial Circuit in the State of South Carolina. The Court has dismissed the action. The Company's insurance carrier supported the terms of the settlement, which management viewed as reasonable.

         In the action brought by the Company against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California, the Court awarded, in addition to statutory costs of $9,976, Defendants' attorney's fees and costs in the amount of $83,129, although Defendants had requested an award of $213,124. This award was based on a California statute providing for reciprocity where one party alleges a contractual right to an award of attorney's fees. The Company intends to appeal the award. The Court also denied Defendants' request based on a California statute for claims made in bad faith of trade secret misappropriation.

         In the action brought by the Company against Edwards Lifesciences Corporation and Baxter Healthcare Corporation in the Superior Court for Orange County, California, the Defendants demurred to the Company's complaint, seeking dismissal on several grounds. The Company has filed its opposition to the demurrer with the Court. The Court has not yet ruled on the demurrer.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Issuances of Unregistered Securities

         During the three months ended March 31, 2004, we granted options to purchase up to an aggregate of 801,000 shares of common stock to various of our directors and employees as follows: (i) options to purchase up to 561,000 shares of common stock under our 2000 Stock Option Plan at a weighted average exercise price of $2.14 per share; (ii) options to purchase up to 210,000 shares of common stock under our Non-Employee Director Stock Option Plan at a weighted average exercise price of $2.44 per share and (iii) options to purchase up to 30,000 shares of common stock to members of our Scientific Advisory Board and similar consultants. Those grants were at an exercise price of $2.14, and were made under the 2000 Stock Option Plan.

         On April 2, 2004, we filed a Form S-8 with the SEC, thereby registering virtually all shares of common stock which underlie stock options issued or issuable under our two active option plans, namely the 2000 Stock Option Plan and the 2000 Non-Employee Director Stock Option Plan. Also registered under the Form S-8 were 272,000 shares underlying certain options which had been granted outside of our two active option plans.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          A.      Reports on Form 8-K

         On February 27, 2004, we filed a Report on Form 8-K with respect to our press release, dated February 24, 2004, with respect to our 2003 earnings.

         On April 15, 2004, we filed a Report on Form 8-K with respect to our press release, dated April 12, 2004, with respect to Regence Group, a private health plan, which had approved for reimbursement procedures using the XTRAC(R)excimer laser to treat psoriasis.

         On April 21, 2004, we filed a Report on Form 8-K with respect to our press release, dated April 20, 2004, with respect to WellPoint, a group comprised in part of private health plans, which had approved for reimbursement procedures using the XTRAC(R) excimer laser to treat psoriasis.

         On May 4, 2004, we filed a Report on Form 8-K with respect to our press release, dated April 29, 2004, with respect to our first quarter 2004 earnings.

         B.       Other Exhibits

       31.1  Rule 13a-14(a) Certificate of Chief Executive Officer
       31.2  Rule 13a-14(a) Certification of Chief Financial Officer
       32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002
       32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002

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



                                   PHOTOMEDEX, INC.



Date:  May 10, 2004                By: /s/ Jeffrey F. O'Donnell
                                           --------------------------------
                                           Jeffrey F. O'Donnell
                                           President and Chief Executive Officer


Date:  May 10, 2004                By:/s/  Dennis M. McGrath
                                           --------------------------------
                                           Dennis M. McGrath
                                           Chief Financial Officer