Form 10-Q
period 2004-06-30
PHOTOMEDEX INC
filed 2004-08-09
CIK 711665

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
                                 Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock as of August 6, 2004, was 38,766,233 shares.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                                      INDEX

Part I. Financial Information:                                             PAGE
------------------------------                                             ----

     ITEM 1.  Financial Statements:

     a.  Consolidated Balance Sheets, June 30, 2004 (unaudited) and
         December 31, 2003 (derived from audited financial statements)        3

     b.  Consolidated Statements of Operations for the three months
         ended June 30, 2004 and 2003 (unaudited)                             4

     c.  Consolidated Statements of Operations for the six months
         ended June 30, 2004 and 2003 (unaudited)                             5

     d.  Consolidated Statements of Cash Flows for the six months
         ended June 30, 2004 and 2003 (unaudited)                             6

     e.  Notes to Consolidated Financial Statements (unaudited)               7

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   18

     ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk       27

     ITEM 4.  Controls and Procedures                                         28

Part II. Other Information:
---------------------------

     ITEM 1.  Legal Proceedings                                               28
     ITEM 2.  Changes in Securities and Use of Proceeds                       28
     ITEM 3.  Defaults Upon Senior Securities                                 28
     ITEM 4.  Submission of Matters to a Vote of Security Holders             28
     ITEM 5.  Other Information                                               28
     ITEM 6.  Exhibits and Reports on Form 8-K                                29

     Signatures                                                               30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 June 30,        December 31,
                                                                                   2004              2003
                                                                               ------------      ------------
                                      ASSETS                                     (Unaudited)           *
Current assets:
      Cash and cash equivalents                                                $  5,687,975      $  6,633,468
      Accounts receivable, net of allowance for doubtful accounts of
       $625,232 and $698,044, respectively                                        3,617,921         3,483,030
      Inventories                                                                 4,141,828         4,522,462
      Prepaid expenses and other current assets                                     791,546           334,002
                                                                               ------------      ------------
         Total current assets                                                    14,239,270        14,972,962

Property and equipment, net                                                       4,521,194         4,005,205

Goodwill, net                                                                     2,944,423
                                                                                                    2,944,423

Patents and licensed technologies, net                                              675,319           758,655

Other assets                                                                        241,931            71,486
                                                                               ------------      ------------
      Total assets                                                             $ 22,622,137      $ 22,752,731
                                                                               ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of notes payable                                         $    392,064      $    101,066
      Current portion of long-term debt                                             724,758         1,269,759
      Accounts payable                                                            2,132,398         2,218,993
      Accrued compensation and related expenses                                     850,728           940,352
      Other accrued liabilities                                                     842,875           975,536
      Deferred revenues                                                             933,640           811,712
                                                                               ------------      ------------
         Total current liabilities                                                5,876,463         6,317,418
                                                                               ------------      ------------

Notes payable                                                                        39,618            51,489
Long-term debt                                                                    1,392,762           405,749

Commitments and Contingencies

Stockholders' equity:
    Common stock, $.01 par value, 75,000,000 shares authorized; 38,741,402 and 37,736,139 shares issued and outstanding,
     respectively                                                                   387,414           377,361
      Additional paid-in capital                                                 88,763,589        86,871,415
      Accumulated deficit                                                       (73,832,615)      (71,262,366)
      Deferred compensation                                                          (5,094)           (8,335)
                                                                               ------------      ------------
         Total stockholders' equity                                              15,313,294        15,978,075
                                                                               ------------      ------------
      Total liabilities and stockholders' equity                               $ 22,622,137      $ 22,752,731
                                                                               ============      ============

* The December 31, 2003 balance sheet was derived from our audited financial statements.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                    For the Three Months Ended
                                                                             June 30,
                                                                  ------------------------------
                                                                      2004              2003
                                                                  ------------      ------------
Revenues:
     Product sales                                                $  1,629,357      $  2,089,132
     Services                                                        2,693,777         1,753,567
                                                                  ------------      ------------
                                                                     4,323,134         3,842,699

Cost of revenues:
     Product cost of revenues                                          932,621         1,048,095
     Services cost of revenues                                       1,698,748         1,618,137
                                                                  ------------      ------------
                                                                     2,631,369         2,666,232
                                                                  ------------      ------------

Gross profit                                                         1,691,765         1,176,467
                                                                  ------------      ------------

Operating expenses:
      Selling, general and administrative                            2,406,453         2,387,020
      Engineering and product development                              481,243           465,134
                                                                  ------------      ------------
                                                                     2,887,696         2,852,154
                                                                  ------------      ------------

Loss from operations before interest expense, net                   (1,195,931)       (1,675,687)

Interest expense, net                                                   11,236            10,415
                                                                  ------------      ------------

Net loss                                                          $ (1,207,167)     $ (1,686,102)
                                                                  ============      ============


Basic and diluted net loss per share                              $      (0.03)     $      (0.05)
                                                                  ============      ============

Shares used in computing basic and diluted net loss per share       38,546,338        33,644,326
                                                                  ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                     For the Six Months Ended
                                                                              June 30,
                                                                  ------------------------------
                                                                      2004              2003
                                                                  ------------      ------------
Revenues:
     Product sales                                                $  3,421,757      $  3,958,424
     Services                                                        4,926,607         3,357,752
                                                                  ------------      ------------
                                                                     8,348,364         7,316,176

Cost of revenues:
     Product cost of revenues                                        1,765,105         1,992,977
     Services cost of revenues                                       3,360,330         3,083,513
                                                                  ------------      ------------
                                                                     5,125,435         5,076,490
                                                                  ------------      ------------

Gross profit                                                         3,222,929         2,239,686
                                                                  ------------      ------------

Operating expenses:
      Selling, general and administrative                            4,876,877         4,681,612
      Engineering and product development                              897,193           877,066
                                                                  ------------      ------------
                                                                     5,774,070         5,558,678
                                                                  ------------      ------------

Loss from operations before interest expense, net                   (2,551,141)       (3,318,992)

Interest expense, net                                                   19,108            41,438
                                                                  ------------      ------------

Net loss                                                          $ (2,570,249)     $ (3,360,430)
                                                                  ============      ============


Basic and diluted net loss per share                              $      (0.07)     $      (0.10)
                                                                  ============      ============

Shares used in computing basic and diluted net loss per share       38,159,819        32,547,784
                                                                  ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PHOTOMEDEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                                2004             2003
                                                                            -----------      -----------
Operating activities:
      Net loss                                                              $(2,570,249)     $(3,360,430)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
              Depreciation and amortization                                     878,890        1,026,733
              Stock options issued to consultants for services                   48,192           38,164
              Amortization of deferred compensation                               3,241            3,223
              Provision for bad debts                                            82,157          246,029
              Loss on disposal of assets                                           --              7,574
      Changes in operating assets and liabilities:
         Accounts receivable                                                   (217,048)        (573,253)
         Inventories                                                             90,397          445,043
         Prepaid expenses and other assets                                       70,279           72,916
         Accounts payable                                                       (86,595)        (637,988)
         Accrued compensation and related expenses                              (89,625)          66,179
         Other accrued liabilities                                             (132,660)        (400,583)
         Deferred revenues                                                      121,928          401,733
                                                                            -----------      -----------

                  Net cash used in operating activities                      (1,801,093)      (2,664,660)
                                                                            -----------      -----------

Investing activities:
      Purchases of property and equipment                                       (55,527)         (17,999)
      Lasers placed into service                                               (845,790)      (1,035,419)
                                                                            -----------      -----------

                  Net cash used in investing activities                        (901,307)      (1,053,418)
                                                                            -----------      -----------

Financing activities:
      Proceeds from issuance of common stock, net                                11,199        9,500,046
      Proceeds from exercise of options                                          62,212            1,531
      Proceeds from exercise of warrants                                      1,718,592             --
      Payments on long-term debt                                               (152,907)         (90,584)
      Payments on notes payable                                                (251,869)        (314,151)
      Net repayments on bank line of credit                                  (1,000,000)      (1,792,591)
        Net advances on leasing line of credit                                1,369,680             --
        Decrease in restricted  cash,  cash  equivalents and short-term
      investments                                                                  --          2,000,000
                                                                            -----------      -----------

                  Net cash provided by financing activities                   1,756,907        9,304,251
                                                                            -----------      -----------

Net (decrease) increase  in cash and cash equivalents                          (945,493)       5,586,173

Cash and cash equivalents, beginning of period                                6,633,468        4,008,051
                                                                            -----------      -----------

Cash and cash equivalents, end of period                                    $ 5,687,975      $ 9,594,224
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

LIQUIDITY AND GOING CONCERN
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. As of June 30, 2004, the Company had an accumulated deficit of $73,832,615. The Company has historically financed its activities from the private placement of equity securities. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses. During the first quarter of 2003, the Company re-launched the marketing of its XTRAC system in the United States following the issuance of common procedural terminology ("CPT") codes and associated reimbursement rates by Center for Medicare and Medicaid Services ("CMS"). The Company has focused the re-launch on securing approval by various private health plans to reimburse for treatments of psoriasis using the XTRAC.

The Company expects to incur operating losses for 2004 as it plans to continue to focus on securing reimbursement from more private insurers and to devote sales and marketing efforts in the areas where such reimbursement has become available. Once favorable momentum has been achieved, the Company contemplates spending substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing operations. Notwithstanding the approval by CMS for Medicare and Medicaid reimbursement and recent approvals by certain private insurers, the Company may continue to face resistance from private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure. Management cannot provide assurance that the Company will market the product successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan. Nevertheless, the Company was successful in reducing its operating losses for the six months ended June 30, 2004 by $790,181.

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

Cash and cash equivalents were $5,687,975 as of June 30, 2004. Management believes that the existing cash balance together with its existing financial resources, including the leasing credit line facility (see Note 7), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company's operating and capital requirements through the second quarter of 2005. The 2004 operating plan reflects anticipated revenue growth from the use of the XTRAC system based on growing private insurance coverage in the United States and continuing cost savings from the integration of the combined companies. However, depending upon the Company's rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, could be obtained on terms satisfactory to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

QUARTERLY FINANCIAL INFORMATION AND RESULTS OF OPERATIONS
The financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2004, and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

CASH AND CASH EQUIVALENTS
The Company invests its excess cash in highly liquid, short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at June 30, 2004 and December 31, 2003.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within inventory.

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2004, no such write-down was required (see Impairment of Long-Lived Assets below).

PATENT COST AND LICENSED TECHNOLOGIES
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Developed technology was recorded in connection with the purchase in August 2000 of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2004, no such write-down was required (see Impairment of Long-Lived Assets below).

ACCRUED WARRANTY COSTS
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the six months ended June 30, 2004 is summarized as follows:

                                                            June 30,
                                                              2004
                                                           ---------
     Accrual at beginning of period                        $ 316,714
     Additions charged to warranty expense                   227,688
     Claims paid and other charges against the accrual      (176,353)
                                                           ---------
     Accrual at end of period                              $ 368,049
                                                           =========

REVENUE RECOGNITION
The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria have been met.

Under the terms of the distributor agreements, the distributors do not have the right to return any unit which they have purchased. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims.

When the Company places the laser in a physician's office, it recognizes service revenue based on an estimate of patient treatments. Treatment codes sold to physicians but not yet used are deferred and recognized as a liability until the treatment occurs.

In the first quarter of 2003, the Company implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue during the program from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. During the three and six months ended June 30, 2004, the Company deferred revenues of $106,490 and $249,761 under this program and at June 30, 2004 had total deferred revenues of $849,465 under this program.

Through its surgical businesses, the Company generates revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors, when the following four criteria under Staff Accounting Bulletin No. 104 have been met: products have been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria have been met.

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

The Company's deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realizability evidenced by the Company's historical results and restrictions on the usage of the net operating loss carryforwards.

NET LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive.

RECLASSIFICATIONS
The 2003 consolidated statements of operations have been revised to present product and services cost of revenues and operating expenses to the current presentation format.

The 2003 property and equipment footnote (Note 3) has been revised to reallocate the categories to the current year format. No change to the net book value was made.

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

IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2004, no such impairment existed.

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

Had stock compensation cost for the Company's common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per share would have been increased to the following pro-forma amounts:

                                               Three Months Ended June 30,           Six Months Ended June 30,
                                             --------------------------------      ----------------------------
                                                2004               2003                2004            2003
                                             ------------     ---------------      ------------     -----------
     Net loss:
       As reported                           $ (1,207,167)    $ ( 1,686,102)       $ (2,570,249)    $(3,360,430)

       Less: stock-based employee
         compensation expense included
         in reported net loss                       1,621               1,621             3,241           3,233

       Impact of total stock-based
         compensation expense determined
         under fair-value-based method
         for all grants and awards
                                                 (427,720)           (437,317)         (872,523)       (847,500)
                                             ------------     ---------------      ------------     -----------
       Pro-forma                             $ (1,633,266)    $    (2,121,798)     $ (3,439,531)    $(4,204,697)
                                             ============     ===============      ============     ===========
     Net loss per share:
       As reported                           $      (0.03)    $         (0.05)     $      (0.07)    $     (0.10)
                                             ============     ===============      ============     ===========
       Pro-forma                             $      (0.04)    $         (0.06)     $      (0.09)    $     (0.13)
                                             ============     ===============      ============     ===========

The above pro-forma amounts may not be indicative of future pro-forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the three-month and six-month periods:

                                               Three Months Ended June 30,            Six Months Ended June 30,
                                            ---------------------------------     ---------------------------------
                                                 2004              2003               2004              2003
                                            ---------------    --------------     -------------    ----------------
  Risk-free interest rate                           3.07%             2.943%             3.07%             2.977%
  Volatility                                        99.9%               100%             99.9%               100%
  Expected dividend yield                              0%                 0%                0%                 0%
  Expected option life                            5 years            5 years           5 years            5 years

SUPPLEMENTAL CASH FLOW INFORMATION
During the six months ended June 30, 2004, the Company financed insurance policies through note payables for $530,977, financed vehicle purchases of $120,000 under capital leases, financed certain credit facility costs for $167,270 and issued warrants to a leasing credit facility which are valued at $62,032, and which offset the carrying value of debt.

During the six months ended June 30, 2003, the Company financed vehicle and equipment purchases of $329,351 under capital leases, financed insurance policies through notes payable for $466,995 and financed certain acquisition costs which were included in accounts payable at December 31, 2002, through a note payable for $171,000.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("VIEs") ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company has adopted FIN 46R as of March 31, 2004 for variable interests in VIEs. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an effect on the consolidated financial statements in such as the Company has no interests in any VIEs.

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

Note 2
INVENTORIES:

Set forth below is a detailed listing of inventories.

                                             June 30,      December 31,
                                               2004           2003
                                            ----------     ----------
     Raw materials and work in progress     $2,599,139     $2,586,347
     Finished goods                          1,542,689      1,936,115
                                            ----------     ----------
     Total inventories                      $4,141,828     $4,522,462
                                            ==========     ==========

Note 3
PROPERTY AND EQUIPMENT:

Set forth below is a detailed listing of property and equipment.

                                          June 30,       December 31,
                                            2004             2003
                                        -----------      -----------
     Lasers in service                  $ 8,360,767      $ 7,266,707
     Computer hardware and software         256,340          256,340
     Furniture and fixtures                 198,558          327,575
     Machinery and equipment                317,075          237,776
     Autos and trucks                       348,920          224,135

     Leasehold improvements                 110,441          110,441
                                        -----------      -----------
                                          9,592,101        8,422,974
     Accumulated depreciation and
         amortization                    (5,070,910)      (4,417,769)
                                        -----------      -----------
     Property and equipment, net        $ 4,521,194      $ 4,005,205
                                        ===========      ===========


Depreciation expense was $795,554 and $942,023 for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and December 31, 2003, net property and equipment included $752,961 and $716,651, respectively, of assets recorded under capitalized lease arrangements, of which $642,602 and $675,508 was included in long-term debt at June 30, 2004 and December 31, 2003, respectively (see Note 7).

Note 4
PATENTS AND LICENSED TECHNOLOGIES:

Set forth below is a detailed listing of patents and licensed technologies.

                                                                           June 30,    December 31,
                                                                             2004         2003
                                                                           --------     --------
     Patents, owned and licensed, net of accumulated amortization of
       $133,074 and $113,744                                               $269,949     $289,279

     Other licensed or developed technologies, net of accumulated
        amortization of $431,630 and $367,624                               405,370      469,376
                                                                           --------     --------
     Total patents and licensed technologies, net                          $675,319     $758,655
                                                                           ========     ========

Amortization expense was $83,336 and $84,710 for the six months ended June 30, 2004 and 2003, respectively.

Note 5
OTHER ACCRUED LIABILITIES:

Set forth below is a detailed listing of other accrued liabilities.

                                                  June 30,    December 31,
                                                    2004         2003
                                                  --------     --------
     Accrued warranty                             $368,049     $316,714
     Accrued liability from matured notes          246,720      247,108
     Accrued professional and consulting fees      118,199      203,699
     Cash deposits                                    --        125,500
     Other accrued expenses                        109,908       82,515
                                                  --------     --------

     Total other accrued liabilities              $842,876     $975,536
                                                  ========     ========

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT's subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of June 30, 2004 and December 31, 2003, the matured principal and related interest was $246,720 and $247,108, respectively.

Note 6
NOTES PAYABLE:

Set forth below is a detailed listing of notes payable.

                                                                                  June 30,      December 31,
                                                                                    2004           2003
                                                                                  ---------      ---------
     Note payable - unsecured creditor, interest at 5.75%, payable in monthly principal and interest installments of $46,058
     through January 2005                                                         $ 314,312      $    --

     Note payable - secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through
     December 2006                                                                   62,427         72,382

     Note payable - unsecured creditor, interest at 6.25%, payable in monthly principal and interest installments of $18,505
     through September 2004                                                          54,943           --

     Note payable - unsecured creditor, interest at 7.47%, payable in monthly principal and interest installments of $7,827
     through June 2004                                                                 --           40,907

     Note payable - unsecured creditor, repaid in January 2004                         --           37,409

     Note payable - unsecured creditor, repaid in January 2004                         --            1,857
                                                                                  ---------      ---------
                                                                                    431,682        152,555
     Less: current maturities                                                      (392,064)      (101,066)
                                                                                  ---------      ---------
     Notes payable, net of current maturities                                     $  39,618      $  51,489
                                                                                  =========      =========

Note 7
LONG-TERM DEBT:

Set forth below is a detailed listing of the Company's long-term debt.

                                                 June 30,        December 31,
                                                   2004              2003
                                                -----------      -----------
     Borrowings on credit facility              $ 1,474,918      $ 1,000,000
     Capital lease obligations (see Note 3)         642,602          675,508
     Less: current portion                         (724,758)      (1,269,759)
                                                -----------      -----------
     Total long-term debt                       $ 1,392,762      $   405,749
                                                ===========      ===========

The Company obtained a $2,500,000 leasing credit facility from GE Capital Corporation on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers which the Company has sold to GE and leased back for continued deployment in the field. The draw is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each draw is discounted by 7.75%. With each draw, the Company has agreed to issue warrants to purchase shares of the Company's common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of the Company's common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw. As of June 30, 2004, the Company had drawn $1,536,950 against the credit facility, at an interest rate of 8.47%, and has issued warrants to purchase 23,903 shares of common stock with an exercise price of $3.54 per share. For reporting purposes, the carrying value of the liability is reduced by the value ascribed to the warrants, $62,032, at the time of the draw. This reduction will be accreted to interest expense over the term of the draw.

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank. The credit facility had a commitment term of four years, which expired May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT's business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT's cash and cash equivalents and short-term investments. The bank agreed to allow the Company to apply the cash collateral to a paydown of the facility in 2003. The credit facility had an interest rate of the 30 day LIBOR plus 2.25%.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 3).

Note 8
WARRANT EXERCISES:

In the six months ended June 30, 2004, 976,263 warrants on the common stock of the Company were exercised, resulting in an increase to the Company's shares outstanding as of the end of the period by the same amount. The Company received $1,720,842 in cash proceeds from the exercises. Of these proceeds, $803,450 was from the exercise of warrants that were exercisable at $1.77 per share and were set to expire on March 31, 2004.

Note 9
BUSINESS SEGMENT AND GEOGRAPHIC DATA:

The Company is engaged in four business segments: Domestic XTRAC, International XTRAC, Surgical Services, and Surgical Products and Other. The Company markets its offering through traditional product sales as well as through the provision of fee-based medical procedures services. The Company's customers are primarily doctors, hospitals and surgery centers. For the three and six months ended June 30, 2004 and 2003, the Company did not have material net revenues from any individual customer.

                                                           Three Months Ended June 30, 2004
                                   -----------------------------------------------------------------------------
                                                                                      SURGICAL
                                                                                      PRODUCTS
                                     DOMESTIC        INTERN'L          SURGICAL          AND
                                      XTRAC            XTRAC           SERVICES         OTHER           TOTAL
                                   -----------      -----------      -----------     -----------     -----------
Revenues                           $   719,263      $   454,770      $ 1,933,936     $ 1,215,165     $ 4,323,134
Costs of revenues                      540,841          322,380        1,121,165         646,983       2,631,369
                                   -----------      -----------      -----------     -----------     -----------
   Gross profit                        178,422          132,390          812,771         568,182       1,691,765
                                   -----------      -----------      -----------     -----------     -----------

Allocated operating expenses:
   Selling, general and
    administrative                     460,135          122,945          341,076         178,460       1,102,616
  Engineering and product
    development                        180,426          112,949             --           187,868         481,243

Unallocated operating expenses            --               --               --              --         1,303,837
                                   -----------      -----------      -----------     -----------     -----------
                                       640,561          235,894          341,076         366,328       2,887,696
                                   -----------      -----------      -----------     -----------     -----------
Income (loss) from operations         (462,139)        (103,505)         471,695         201,854      (1,195,931)

Interest expense, net                     --               --               --              --            11,236
                                   -----------      -----------      -----------     -----------     -----------

Net income (loss)                  $  (462,139)     $  (103,505)     $   471,695     $   201,854     $(1,207,167)
                                   ===========      ===========      ===========     ===========     ===========


                                                           Three Months Ended June 30, 2003
                                   -----------------------------------------------------------------------------
                                                                                     SURGICAL
                                                                                     PRODUCTS
                                     DOMESTIC        INTERN'L         SURGICAL          AND
                                      XTRAC            XTRAC          SERVICES         OTHER           TOTAL
                                   -----------      -----------     -----------     -----------     -----------


Revenues                           $   202,749      $   770,720     $ 1,507,832     $ 1,361,398     $ 3,842,699
Costs of revenues                      687,652          340,073         915,485         723,022       2,666,232
                                   -----------      -----------     -----------     -----------     -----------
   Gross profit (loss)                (484,903)         430,647         592,347         638,376       1,176,467
                                   -----------      -----------     -----------     -----------     -----------

Allocated operating expenses:
   Selling, general and
    administrative                     368,310          230,456         254,112         149,415       1,002,293
  Engineering and product
    development                        247,784           96,360            --           120,990         465,134

Unallocated operating expenses            --               --              --              --         1,384,727
                                   -----------      -----------     -----------     -----------     -----------
                                       616,102          326,816         254,112         270,405       2,852,150
                                   -----------      -----------     -----------     -----------     -----------
Income (loss) from operations       (1,101,005)         103,831         338,235         367,971      (1,675,687)

Interest expense, net                     --               --              --              --            10,415
                                   -----------      -----------     -----------     -----------     -----------

Net income (loss)                  $(1,101,005)     $   103,831     $   338,235     $   367,971     $(1,686,102)
                                   ===========      ===========     ===========     ===========     ===========



                                                           Six Months Ended June 30, 2004
                                   -----------------------------------------------------------------------------
                                                                                      SURGICAL
                                                                                      PRODUCTS
                                     DOMESTIC        INTERN'L          SURGICAL          AND
                                      XTRAC            XTRAC           SERVICES         OTHER           TOTAL
                                   -----------      -----------      -----------     -----------     -----------


Revenues                           $ 1,269,864      $ 1,035,514      $ 3,573,540     $ 2,469,446     $ 8,348,364
Costs of revenues                    1,027,127          692,760        2,260,075       1,145,473       5,125,435
                                   -----------      -----------      -----------     -----------     -----------
   Gross profit                        242,737          342,754        1,313,465       1,323,973       3,222,929
                                   -----------      -----------      -----------     -----------     -----------

Allocated operating expenses:
   Selling, general and
    administrative                     960,875          251,046          667,067         302,914       2,181,902
  Engineering and product
    development                        343,220          214,860             --           339,113         897,193

Unallocated operating expenses            --               --               --              --         2,694,975
                                   -----------      -----------      -----------     -----------     -----------
                                     1,304,095          465,906          667,067         642,027       5,774,070
                                   -----------      -----------      -----------     -----------     -----------
Income (loss) from operations       (1,061,358)        (123,152)         646,398         681,946      (2,551,141)

Interest expense, net                     --               --               --              --            19,108
                                   -----------      -----------      -----------     -----------     -----------

Net income (loss)                  $(1,061,358)     $  (123,152)     $   646,398     $   681,946     $(2,570,249)
                                   ===========      ===========      ===========     ===========     ===========



                                                           Six Months Ended June 30, 2003
                                   -----------------------------------------------------------------------------
                                                                                      SURGICAL
                                                                                      PRODUCTS
                                     DOMESTIC        INTERN'L          SURGICAL          AND
                                      XTRAC            XTRAC           SERVICES         OTHER           TOTAL
                                   -----------      -----------      -----------     -----------     -----------

Revenues                           $   355,913      $   934,020      $ 2,913,633     $ 3,112,610     $ 7,316,176
Costs of revenues                    1,269,611          465,205        1,783,902       1,557,772       5,076,490
                                   -----------      -----------      -----------     -----------     -----------
   Gross profit (loss)                (913,698)         468,815        1,129,731       1,554,838       2,239,686
                                   -----------      -----------      -----------     -----------     -----------

Allocated operating expenses:
   Selling, general and
    administrative                     747,406          299,042          553,279         383,427       1,983,154
  Engineering and product
    development                        455,644          177,195             --           244,227         877,066

Unallocated operating expenses            --               --               --              --         2,698,458
                                   -----------      -----------      -----------     -----------     -----------
                                     1,203,050          476,237          553,279         627,654       5,558,678
                                   -----------      -----------      -----------     -----------     -----------
Income (loss) from operations       (2,116,748)          (7,422)         576,452         927,184      (3,318,992)

Interest expense, net                     --               --               --              --            41,438
Other income, net                         --               --               --              --              --
                                   -----------      -----------      -----------     -----------     -----------

Net income (loss)                  $(2,116,748)     $    (7,422)     $   576,452     $   927,184     $(3,360,430)
                                   ===========      ===========      ===========     ===========     ===========



                                                   June 30,      December 31,
                                                    2004            2003
                                                 -----------     -----------

     Assets:
        Total assets for reportable segments     $16,081,048     $15,602,758
        Other unallocated assets                   6,541,089       7,149,973
                                                 -----------     -----------
           Consolidated total                    $22,622,137     $22,752,731
                                                 ===========     ===========

For the three and six months ended June 30, 2004 and 2003, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

                 For the Three Months Ended     For the Six Months Ended
                           June 30,                      June 30,
                  -------------------------     -------------------------
                     2004           2003           2004           2003
                  ----------     ----------     ----------     ----------
     Domestic     $3,687,091     $2,695,689     $6,956,838     $5,630,769

     Foreign         636,043      1,147,010      1,391,526      1,685,407
                  ----------     ----------     ----------     ----------
                  $4,323,134     $3,842,699     $8,348,364     $7,316,176
                  ==========     ==========     ==========     ==========


Note 10
SIGNIFICANT ALLIANCES/AGREEMENTS:

TNC AGREEMENT
The Company entered into an agreement with True North Capital Ltd. (the "TNC Agreement"), dated as of October 28, 2003, pursuant to which True North Capital had agreed to assist the Company in identifying and evaluating proposed strategic growth transactions relating to the healthcare industry. True North Capital is a fund management group, which provides management and acquisition advisory services with a specialty in the healthcare industry. Assisting True North Capital was its former affiliate, True North Partners LLC. One of the Company's directors had been a senior member of the executive management staff of True North Capital and held approximately a 20.3% equity interests in True North Capital and also in True North Partners, LLC.

In the event of the completion of an acquisition or merger transaction, the Company had agreed to pay True North Capital a "success fee" equal to the greater of: (i) $250,000, or (ii) the sum of (a) 5% of the aggregate purchase, if the aggregate consideration is equal to or greater than $5,000,000 and less than $10,000,000; plus, (b) 3% of the aggregate consideration from $10,000,000 to $50,000,000; plus, (c) 2.5% of the aggregate consideration from $50,000,000 to $100,000,000; plus, (d) 2% of the aggregate consideration from $100,000,000 to $150,000,000; plus, (e) 1.5% of the aggregate consideration in excess of $150,000,000. The Company, True North Capital and True North Partners have recently agreed that a success fee would be divided evenly between True North Capital and True North Partners. In 2003, the Company paid True North Capital a one-time $20,000 expense reimbursement for the deployment of its personnel and resources in the fulfillment of the goals set forth in the TNC Agreement. The Company also agreed to reimburse True North Capital the cost of out-of-pocket expenses which it incurs in performance of the agreement and which the Company has approved beforehand. The Company reimbursed out of pocket expenses of $2,875 and $13,870 in 2003 and in the first six months of 2004, respectively. The TNC Agreement may be canceled upon 30 days' notice from either party.

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

INTRODUCTION
         Our primary focus in 2003 was to secure from private health plans favorable reimbursement policies for treatment of psoriasis using the XTRAC(R) excimer laser. In March 2003, we had re-introduced the XTRAC and, based on the establishment of CPT codes by the AMA and reimbursement rates from the Centers for Medicare and Medicaid Services, we began efforts to secure such favorable policies. To persuade such plans to adopt favorable policies, we also commissioned a clinical and economic study of the use of the XTRAC laser as a second-step therapy for psoriasis. In December 2003, we deployed the findings of the study through a Data Compendium and mailed a copy of the Data Compendium to a number of medical insurance plans in our ongoing marketing efforts to secure favorable reimbursement policies.

         Moving into 2004, we have expanded our deployment of the study. From feedback we have received from the medical insurers to the Data Compendium, we anticipate that the study, coupled with our other marketing efforts, will succeed in gaining a place on the agenda of private plans as they consider their coverage and reimbursement policies. We have already secured such approval in 2004 from three significant plans, Regence, Wellpoint, and Aetna and are under consideration by other plans. We cannot at this time provide assurance that other plans will adopt the favorable policies that we desire, and if they do not, what further requirements may be asked of us. In addition to reimbursement, our focus in 2004 will be to continue to improve care for those suffering from psoriasis, and to obtain a larger body of satisfied practitioners using the XTRAC and to increase our domestic XTRAC revenues.

         We integrated the business of SLT in 2003. We acquired two revenue streams from SLT: one from surgical services, the other from surgical products; these supplemented our own discrete product lines, XTRAC Domestic and XTRAC International. We view our business as comprised of four business segments:
Domestic XTRAC, International XTRAC, Surgical Services and Surgical Products.

         We experienced revenue growth in Surgical Services in 2003 from 2002 and expect continuing growth in 2004. Our plan in 2003 was to grow in a controlled fashion such that capital expenditures necessary for that growth would come from these operations. We anticipate that this will continue in 2004. In this manner, we intend to conserve our cash resources for the Domestic XTRAC business segment.

         In 2003, our revenues from Surgical Products remained stable and contributed to maintaining our staying power in our two growth business segments. Our surgical products enjoy a reputation for quality. We believe that this reputation for quality will continue to generate revenues for us in 2004.

The surgical product revenues decreased by $146,233 and $643,164 in the three and six months of 2004 when compared to 2003, respectively. Revenues from surgical products were reasonably stable in disposables in the first quarter of 2004, but declined in the second quarter of 2004. The Company has expected that the disposable base might continue to erode over time, as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. The Company has continued to seek an offset to this through expanding its surgical services. There was a decline in surgical laser sales, but such sales vary from quarter to quarter. Some of this decrease is related to the trend of hospitals to outsource their laser-assisted procedures to third parties, like our surgical services segment. With the introduction of the CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset the decline in lasers and have a further offset to the erosion of disposables revenues.

         In the second quarter 2004, we received from the FDA concurrence under a 510(K) to market two new surgical lasers: the LaserPro Diode Laser System, and the LaserPro CO2 Laser System. Each system has been designed for rugged use in our Surgical Services business; each system will also complement the Surgical Products business, finding end-user buyers here and abroad. We are also exploring opportunities for supplying the lasers on an OEM basis or under manufacturing-marketing collaborations.

         Our revenues from International XTRAC sales provided needed working capital in 2003 and continue to do so in 2004. We have enjoyed some distinction in the market from our clinical studies and the physician researchers involved in such studies. However, the international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has served to reduce the international prices we charge distributors for our excimer products. While the average price per laser was less in the three and six months ended June 30, 2004 than in the same periods of 2003, the number of lasers sold was greater. The XTRAC laser sales vary form quarter to quarter. We have also benefited in 2003 and into 2004 from the improved reliability and functionality of the XTRAC.

         Finally, in July 2004, we entered into a Development Agreement with AzurTec, Inc. AzurTec is a development-stage company based outside Philadelphia. AzurTec's product in development is a device that seeks to rapidly and accurately detect the presence of cancerous cells in excised tissue. Azurtec's target customer is generally the dermatologist and particularly is the MOHS surgeon. We intend to assist in the development of FDA-compliant prototypes for AzurTec's product. Initial payments under the agreement are fixed amounts, aggregating $175,000, at fixed intervals of time, up through October 31, 2004. Payments thereafter are made based on time spent on the project at agreed billing rates. Through arrangements such as this, we hope to identify and nurture opportunities that match our business strategy.

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

         In February 2002, the Current Procedural Terminology Editorial Board of the AMA approved the request by the American Academy of Dermatology to issue reimbursement codes for the laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using the XTRAC system to treat such conditions. The AMA published three CPT code numbers covering the treatment of psoriasis and other inflammatory skin diseases with the XTRAC system. These new codes were effective in the first quarter of 2003. We believe that the publication of these codes, together with a compilation of clinical and economic studies (Data Compendium) mailed during the first quarter to almost all private healthcare insurers throughout the United States will facilitate our ability to obtain broader approvals for reimbursement for treatment of psoriasis and other inflammatory skin diseases using the XTRAC system. We have already secured in 2004 approval from three significant insurance groups, and are under consideration by other groups and plans. We anticipate that the approvals will positively influence other private plans to adopt favorable reimbursement policies. Such influence and possible momentum from it can help in 2004 to overcome resistance and inertia that we encountered in 2003. However, there can be no assurance that these effects will transpire.

         As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will increase market penetration. This strategy will require us to identify and target appropriate dermatologists and to balance the planned roll-out of our XTRAC lasers during 2004 against uncertainties in acceptance by physicians, patients and health plans and constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. We also expect that we will face increasing competition as more private insurance plans adopt favorable policies for reimbursement for treatment of psoriasis. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through distributors and, potentially, placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream. To date, no units have been placed in international markets that provide a usage-based revenue stream.

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

         REVENUE RECOGNITION. We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician's office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatment cards or equivalent access codes. When we sell a laser to a distributor or directly to a physician, revenue is recognized when the product is shipped and the Company has no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, we do allow products to be returned by our distributors in redress of product defects or other claims. When we place a laser in a physician's office, service revenues are recognized based on an estimate of patient treatments. To use the laser, the physician purchases treatment codes that allow performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs or is estimated to have occurred.

         In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue during the program for the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. In the three and six months ended June 30, 2004, we deferred revenues of $106,490 and $249,761 under this program.

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

         As a result of the 2003 audit, our independent auditors issued a letter identifying a material weakness in our internal controls. That material weakness arises under the revenue recognition criteria of Staff Accounting Bulletin No. 104 as it relates to collectibility of laser shipments. While we believed that we have adequate policies for proper recognition of revenue, we agreed with our independent auditors that our implementation of those policies, especially in evaluating the collectibility of discrete sales of laser units, needed to be improved. We have re-evaluated the various factors, and the relative weights we ascribe to the factors, which we take into account in determining collectibility. We have implemented in the first quarter of 2004 these and additional procedures to evaluate not only new distributors and customers, but past customers as well.

         INVENTORY. We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined to be purchased cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. We perform full physical inventory counts for XTRAC and cycle counts on all the other inventory to maintain controls and to have accurate data. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

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

         PROPERTY AND EQUIPMENT. As of June 30, 2004 and December 31, 2003, we had net property and equipment of $4,521,194 and $4,005,205, respectively. The most significant component of these amounts relates to the lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians' use of the lasers. We believe that such usage will increase in the future based on the recently approved CPT codes and expected increases in insurance reimbursement.

         INTANGIBLES. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of its business. As of June 30, 2004 and December 31, 2003, we had $3,619,742 and $3,703,078, respectively, of goodwill and other intangibles, accounting for 16% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. The Company regularly evaluates its intangibles to determine the realizibility of its intangibles and continues to conclude that there has been no impairment to the intangibles.

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

RESULTS OF OPERATIONS

REVENUES

         We generated revenues of $4,323,134 during the three months ended June 30, 2004, of which $3,149,101 was from the products and services operations of SLT. The balance of revenues was from phototherapy products and services, including $454,770 from XTRAC international sales of excimer systems and parts and $719,263 from domestic XTRAC procedures. We generated revenues of $3,842,699 during the three months ended June 30, 2003, of which $2,869,230 was from the products and services operations of SLT. The balance of revenues was from phototherapy products and services, including $770,720 from XTRAC international sales of excimer systems and parts and $202,749 from domestic XTRAC procedures.

         We generated revenues of $8,348,364 during the six months ended June 30, 2004, of which $6,042,986 was from the products and services operations of SLT. The balance of revenues was from phototherapy products and services, including $1,035,514 from XTRAC international sales of excimer systems and parts and $1,269,864 from domestic XTRAC procedures. We generated revenues of $7,316,176 during the six months ended June 30, 2003 of which $6,026,243 was from the products and services operations of SLT. The balance of revenues was from phototherapy products and services, including $934,020 from XTRAC international sales of excimer systems and parts and $355,913 from domestic XTRAC procedures.

         In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. Following the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during the program from the sale of XTRAC procedures, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. In the three and six months ended June 30, 2004, the Company deferred revenues of $106,490 and $249,761 under this program. In the three and six months ended June 30, 2003, the Company deferred revenues of $339,748 and $462,504 under this program.

         Recognized revenue for the three months ended June 30, 2004 and 2003 for domestic XTRAC procedures was $719,263 and $202,749, respectively. Total XTRAC procedures for the same periods were approximately 12,700 and 8,000, respectively, including 810 and 667 procedures, respectively, which were performed by customers without billing from us as the procedures were performed in connection with customer evaluations of the XTRAC laser as well as for clinical research. Recognized revenue for the six months ended June 30, 2004 and 2003 for domestic XTRAC procedures was $1,269,864 and $355,913, respectively. Total XTRAC procedures for the same periods were approximately 23,400 and 12,000, respectively, including 1,900 and 752 procedures, respectively, which were performed by customers without billing from us as the procedures were performed in connection with customer evaluations of the XTRAC laser as well as for clinical research. The ramp in procedures in the three and six months ended June 30, 2004 was related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of these CPT codes and comparable rates by private healthcare insurers.

         International XTRAC sales of our excimer laser system and related parts were $454,770 for the three months ended June 30, 2004 compared to $770,720 for the three months ended June 30, 2003. We sold six laser systems in the three months ended June 30, 2004 compared to 10 laser systems in the three months ended June 30, 2003. International XTRAC sales of our excimer laser system and related parts were $1,035,514 for the six months ended June 30, 2004 compared to $934,020 for the six months ended June 30, 2003. We sold 16 laser systems in the six months ended June 30, 2004 compared to 12 laser systems in the six months ended June 30, 2003. The international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has served to reduce the international prices we charge distributors for our excimer products. While the average price per laser was less in the three and six months ended June 30, 2004 than in the same periods of 2003, the number of lasers sold was greater. In addition, four lasers which had been shipped before the first quarter of 2004 but not recognized as sales due to the application of the recognition criteria of Staff Accounting Bulletin No. 104 were recognized in the first quarter of 2004.

         In the three months ended June 30, 2004 and 2003, surgical service revenues were $1,933,936 and $1,507,832, respectively. In the six months ended June 30, 2004 and 2003, surgical service revenues were $3,573,540 and $2,913,633, respectively. Revenues in surgical services grew in significant part due to growth in urological procedures performed with a laser system manufactured by a third party. Such procedures include a charge for the use of the laser and the technician to operate it, as well as a charge for the third party's proprietary fiber delivery system.

          In the three months ended June 30, 2004 and 2003, surgical product revenues were $1,174,587 and $1,318,412, respectively. In the six months ended June 30, 2004 and 2003, surgical product revenues were $2,386,246 and $3,024,404, respectively. Revenues from surgical products were reasonably stable in disposables in the first quarter of 2004, but declined in the second quarter of 2004. The Company has expected that the disposable base might continue to erode over time, as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. The Company has continued to seek an offset to this through expanding its surgical services. There was a decline in surgical laser sales, but such sales vary from quarter to quarter. Some of this decrease is related to the trend of hospitals to outsource their laser-assisted procedures to third parties, like our surgical services segment. With the introduction of the CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset the decline in lasers and have a further offset to the erosion of disposables revenues.

COST OF REVENUES

         Product cost of revenues for the three months ended June 30, 2004 were $932,621, compared to $1,048,095 for the three months ended June 30, 2003. Included in these costs were $610,241 and $708,022, respectively, related to surgical product revenues, for the three months ended June 30, 2004 and 2003. The remaining product cost of revenues during these periods of $322,380 and $340,073, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         Product cost of revenues for the six months ended June 30, 2004 were $1,765,105, compared to $1,992,977 for the six months ended June 30, 2003. Included in these costs were $1,072,345 and $1,527,772, respectively, related to surgical product revenues, for the six months ended June 30, 2004 and 2003. The remaining product cost of revenues during these periods of $692,760 and $465,205, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

         The decrease in the product cost of sales for the three and six months ended June 30, 2004, corresponds directly to a decrease in surgical laser sales.

         Service cost of revenues was $1,698,748 and $1,618,137 in the three months ended June 30, 2004 and 2003, respectively. Included in these costs were $1,157,907 and $930,485, respectively, related to surgical segment revenues, for the three months ended June 30, 2004 and 2003. The remaining services cost of revenues of $540,841 and $687,652 during the periods ended June 30, 2004 and 2003, respectively, represented manufacturing costs, depreciation and field service costs on the lasers in service.

         Service cost of revenues was $3,360,330 and $3,083,513 in the six months ended June 30, 2004 and 2003, respectively. Included in these costs were $2,333,203 and $1,813,902, respectively, related to surgical segment revenues, for the six months ended June 30, 2004 and 2003. The remaining services cost of revenues of $1,027,127 and $1,269,611 during the periods ended June 30, 2004 and 2003, respectively, represented manufacturing costs, depreciation and field service costs on the lasers in service.

         The increase in the services cost of sales for the surgical segment costs for the three months ended June 30, 2004, relates to an increase in technician costs of $30,000 and supplies of $36,000, which are all due to the increases in service revenue. There was also a change in the mix of services provided, increasing the product costs by $162,000.

         The increase in the services cost of sales for the surgical segment costs for the six months ended June 30, 2004, relates to an increase in technician costs of $122,000, supplies of $73,000 and depreciation costs of $42,000 which are all due to the increases in service revenue. There was also a change in the mix of services provided, increasing the product costs by $257,000.

GROSS MARGIN ANALYSIS

         Comparing the three months ended June 30, 2004 verses the same period for 2003, gross margin increased by $515,000, revenues increased by $480,000 while the cost to produce those revenues decreased by $35,000. Overall gross profit percentage increased to 39% in the three months ended June 30, 2004 from 31% in the same period in 2003. The reasons for the changes are as follows:

         o The domestic XTRAC gross margin improved from the prior year period by approximately $660,000 during the quarter. This improvement in gross margin was accomplished by revenue increases of $516,500, and cost of revenue decreases of $147,000.

         o Surgical services gross margin increased by $220,000 over the prior year period. This increase was due to the increases in revenues.
         o The surgical product segment had revenue decreases with commensurate cost of revenue decreases keeping the gross margin percent relatively consistent from period to period. This segment includes surgical products and laser maintenance of customer-owned lasers not under contract with surgical services.
         o The international XTRAC gross margin decreased by $299,000 for the three months ended June 30, 2004 as compared to the same period in 2003. This decrease is directly related to the decrease in revenues of $316,000 due to less lasers sold in the current period.

         For the six months ended June 30, 2004, gross margin increased by $983,000, and revenues increased by $1,032,000 with the cost to produce those revenues also increasing by $49,000 as compared to the same period in 2003. Overall gross profit percentage increased to 39% in the six months ended June 30, 2004 from 31% in the same period in 2003. The reasons for these changes are as follows:

         o The domestic XTRAC gross margin improved from the six months ended June 30, 2003 to the six months ended June 30, 2004 by approximately $1,160,000. This improvement in gross margin was accomplished by revenue increases of $914,000 and cost of revenue decreases of $242,000.
         o Surgical services gross margin increased by $184,000 over the prior year period. This increase is due to the increases in revenues.
         o The surgical product segment had revenue decreases with commensurate cost of revenue decreases keeping the gross margin percent relatively consistent from period to period.. This segment includes surgical products and laser maintenance of customer-owned lasers not under contract with surgical services.
         o The international XTRAC gross margin decreased by $126,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This decrease is directly related to the increase in overall manufacturing costs for the current period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the three months ended June 30, 2004 were $2,406,453, compared to $2,387,020 for the three months ended June 30, 2003, an increase of 1%.

         Selling, general and administrative expenses for the six months ended June 30, 2004 were $4,876,877, compared to $4,681,612 for the six months ended June 30, 2003, an increase of 4%. This increase was due to the fees of $156,000 related to the lawsuits in the six months of 2004 over the legal fees in the six months of 2003.

         Regarding specifically allocated selling, general and administrative expenses by business segment, the domestic XTRAC segment, for the three and six months ended June 30, 2004, included higher commission expense on increased revenues and increased marketing expenses to advance our insurance reimbursement initiatives, as compared to the same periods in 2003. Selling, general and administrative expenses allocated to the international XTRAC segment decreased for the three and six months in 2004 compared to the same periods in 2003 due to accrued warranty expenses, which were driven by the decrease in revenues in that segment. In the surgical services segment the increase in specifically allocated selling, general and administrative expenses from the three and six months ended June 30, 2003 to 2004 is largely related to higher commission expense on increased revenues and additional training and education staff.

ENGINEERING AND PRODUCT DEVELOPMENT

         Engineering and product development expenses for the three months ended June 30, 2004 increased to $481,243 from $465,134 for the three months ended June 30, 2003. Engineering and product development expenses for the six months ended June 30, 2004 increased to $897,193 from $877,066 for the six months ended June 30, 2003. The expenses remained generally consistent levels from period to period.

         Allocations of the California facility engineering and product development expenses between domestic and international XTRAC are based upon the planned manufactured output of XTRAC laser for the year.

INTEREST EXPENSE, NET

         Net interest expense during for the three months ended June 30, 2004 increased to $11,236, as compared to $10,415 for the three months ended June 30, 2003.

         Net interest expense during for the six months ended June 30, 2004 increased to $19,108, as compared to $41,438 for the six months ended June 30, 2003. This decrease relates to our larger average balance of cash and cash equivalents in the current period compared to the corresponding period in the prior year.

NET LOSS

         The aforementioned factors resulted in a net loss of $1,207,167 during the three months ended June 30, 2004, as compared to a net loss of $1,686,102 during the three months ended June 30, 2003, a decrease of 28%. The aforementioned factors resulted in a net loss of $2,570,249 during the six months ended June 30, 2004, as compared to a net loss of $3,360,430 during the six months ended June 30, 2003, a decrease of 24%. These decreases were primarily the result of the increase in revenues and resulting gross margin.

         Income taxes are immaterial, given the Company's current period losses and its operating loss carryforwards.

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

         At June 30, 2004, the ratio of current assets to current liabilities was 2.42 to 1.00 compared to 2.37 to 1.00 at December 31, 2003. As of June 30, 2004, we had $8,362,807 of working capital compared to $8,655,544 as of December 31, 2003. Cash and cash equivalents were $5,687,975 as of June 30, 2004, as compared to $6,633,468 as of December 31, 2003.

         We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements through the second quarter of 2005. The 2004 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC system based on the recent approval of applicable reimbursement codes and wider insurance coverage in the United States and continuing costs savings from the integration of the combined companies. However, the projected cost of our business plan may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us. In such an event, we would further rationalize our plans and operations to seek to balance cash inflows and outflows.

         As discussed in Note 7 to the financial statements, we obtained a $2,500,000 leasing credit facility from GE Capital Corporation on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by lasers which we have sold to GE and leased back for continued deployment in the field. The draw is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each draw is discounted by 7.75%. With each draw, we have agreed to issue warrants to purchase shares of our common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of the Company's common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw. As of June 30, 2004, we had drawn $1,536,950 against the credit facility and has issued warrants to purchase 23,903 shares of common stock with an average weighted exercise price of $3.54 per share. For reporting purposes, the carrying value of the liability is reduced by the value ascribed to the warrants, $62,032, at the time of the draw. This reduction will be accreted to interest expense over the term of the draw.

         Concurrent with the SLT acquisition, we assumed a $3,000,000 credit facility from a bank. The credit facility had a commitment term which expired May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT's business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT's cash and cash equivalents and short-term investments. The bank allowed us to apply the cash collateral to pay down of the facility in 2003. The credit facility had an interest rate equal to the 30-day LIBOR plus 2.25%.

         Operating cash flow for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 improved mostly due to a $1,032,000 increase in revenues. This resulted in net cash used in operating activities of $1,801,093, for the six months ended June 30, 2004, compared to $2,664,660 for the same period in 2003. In the six months ended June 30, 2004, changes in operating assets and liabilities used $243,000 of cash compared to the $626,000 usage of cash for the same period in 2003.

         Net cash used in investing activities was $901,307 and $1,053,418 for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004 and 2003, we utilized $845,780 and $1,035,419, respectively, for production of our lasers in service.

         Net cash provided by financing activities was $1,756,907 and $9,304,251 for the six months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004 we received $1,780,804 from the exercise of options and warrants and a net increase of $369,680 from the lapse of the bank line of credit and the initiation of the leasing line of credit from GE. These increases were partially offset by $404,776 for the payment of certain notes payable and capital lease obligations. In the six months ended June 30, 2003, we received $9,500,046 from the issuance of common stock. In addition we received $2,000,000 from the release of restrictions of cash, cash equivalents and short-term investments related to SLT's prior credit facility. These receipts were offset by a net payment of $1,792,591 on the bank line of credit, and $404,735 for the payment of certain debts.

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

         We expect to incur operating losses in fiscal 2004 because we plan to spend substantial amounts on securing broader reimbursement for psoriasis by private healthcare plans and in expanding, in controlled fashion, our operations, both in phototherapy and in surgical services. We expect, based on our current business plan and our present outlook, that we will have the resources to market our current products and services through the second quarter of 2005. Nevertheless, we cannot assure you that we will market any products successfully, operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

         During the six months ended June 30, 2004, there have been no items that significantly impact our commitments and contingencies as discussed in the notes to the 2003 annual financial statements as filed on Form 10-K. We have made arrangements to continue, through June 30, 2004, in our facility in Carlsbad, California under generally the same terms and conditions as presently prevail. In addition, we have no significant off-balance sheet arrangements.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, led by our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. To remedy a material weakness in our internal controls dealing with proper recognition of revenue from the sale of laser units, we have implemented in the first quarter 2004 modified procedures for evaluating the recognizability of revenue from such sales, and in particular in evaluating the collectibility of such sales. We have also implemented additional procedures to evaluate new distributors and customers as well as past customers. Based on this evaluation of our controls and procedures as improved and implemented, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any unaddressed change in the quarter ended June 30, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

         The Company is presently undertaking an analysis of its internal controls, as required by Section 404 of the Sarbanes Oxley Act of 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2003 for descriptions of our legal proceedings.

         In the action brought by the Company against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California, the Court awarded, in addition to statutory costs of $9,976, Defendants' attorney's fees and costs in the amount of $83,129. The Company has filed its notice of appeal from this award.

         In the action brought by the Company against Edwards Lifesciences Corporation and Baxter Healthcare Corporation in the Superior Court for Orange County, California, the Defendants had demurred to the Company's complaint, seeking dismissal on several grounds, and the Company filed its opposition to the demurrer. The Court has denied the Defendants' demurrer. The Defendants have answered the Company`s complaint, citing numerous defenses but bringing no counterclaims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Issuances of Unregistered Securities

         On June 30, 2004, we issued warrants to GE in connection with our draw under the credit facility to purchase 23,903 shares of common stock. The warrants have an exercise price of $3.54 per share, have a five-year term and are exercisable immediately.

         We believe that all of the foregoing issuances of securities were exempt from registration under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          A.      Reports on Form 8-K

         On May 27, 2004, we filed a Report on Form 8-K with respect to our press release, dated May 25, 2004, with respect to Aetna, a private health plan, which had approved for reimbursement procedures using the XTRAC(R) excimer laser to treat psoriasis.

         On June 17, 2004, we filed a Report on Form 8-K with respect to our press release, dated June 9, 2004, with respect to changing our independent auditors.

         On July 27, 2004, we filed a Report on Form 8-K with respect to our press release, dated July 27, 2004, with respect to a change in the membership of our Board of Directors.

         B.       Other Exhibits

         10.42 Master Lease Agreement dated June 25, 2004 between GE Capital Corporation and PhotoMedex, Inc.

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



                                    PHOTOMEDEX, INC.



Date:  August 9, 2004               By:  /s/  Jeffrey F. O'Donnell
                                         ---------------------------------------
                                           Jeffrey F. O'Donnell
                                           President and Chief Executive Officer


Date:  August 9, 2004               By:  /s/  Dennis M. McGrath
                                         ---------------------------------------
                                           Dennis M. McGrath
                                           Chief Financial Officer