Form 10-Q
period 2004-09-30
PHOTOMEDEX INC
filed 2004-11-09
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 - Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐

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

Yes ☒  No ☐

The number of shares outstanding of the issuer's Common Stock as of November 9, 2004, were 40,014,404 shares.

PHOTOMEDEX, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information:

PAGE

ITEM 1.  Financial Statements:

a.

Consolidated Balance Sheets, September 30, 2004 (unaudited) and

December 31, 2003 (based on audited statements)

3

b.

Consolidated Statements of Operations for the three months

ended September 30, 2004 and 2003 (unaudited)

4

c.

Consolidated Statements of Operations for the nine months

ended September 30, 2004 and 2003 (unaudited)

5

d.

Consolidated Statements of Cash Flows for the nine months

ended September 30, 2004 and 2003 (unaudited)

6

e.

Notes to Consolidated Financial Statements (unaudited)

7

ITEM 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

19

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

35

ITEM 4.  Controls and Procedures

35

Part II. Other Information:

ITEM 1.  Legal Proceedings

37

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

37

ITEM 3.  Defaults Upon Senior Securities

37

ITEM 4.  Submission of Matters to a Vote of Security Holders

37

ITEM 5.  Other Information

37

ITEM 6.  Exhibits

37

Signatures

38

Certifications

39

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
ASSETS	(Unaudited)	*
Current assets:
Cash and cash equivalents	$5,211,981	$6,633,468
Restricted cash	110,062
Accounts receivable, net of allowance for doubtful accounts of $594,936 and $698,044, respectively	3,898,472	3,483,030
Inventories	4,297,669	4,522,462
Prepaid expenses and other current assets	642,640	334,002
Total current assets	14,160,824	14,972,962

Property and equipment, net	5,082,257	4,005,205

Goodwill, net	2,944,423	2,944,423

Patents and licensed technologies, net	939,070	758,655

Other assets	286,037	71,486
Total assets	$23,412,611	$22,752,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$203,368	$101,066
Current portion of long-term debt	817,057	1,269,759
Accounts payable	2,366,031	2,218,993
Accrued compensation and related expenses	881,728	940,352
Other accrued liabilities	986,843	975,536
Deferred revenues	883,445	811,712
Total current liabilities	6,138,472	6,317,418

Notes payable	35,119	51,489
Long-term debt	1,435,906	405,749

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 40,014,404 and 37,736,139 shares issued and outstanding, respectively	400,144	377,361
Additional paid-in capital	90,394,844	86,871,415
Accumulated deficit	(74,988,418)	(71,262,366)
Deferred compensation	(3,456)	(8,335)
Total stockholders' equity	15,803,114	15,978,075
Total liabilities and stockholders’ equity	$23,412,611	$22,752,731

* The December 31, 2003 balance sheet was derived from our audited financial statements.

The accompanying notes are an integral part of these

consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2004	2003

Revenues:
Product sales	$1,401,981	$1,217,636
Services	3,053,415	2,081,846
	4,455,396	3,299,482

Cost of revenues:
Product cost of revenues	747,689	897,155
Services cost of revenues	1,753,727	1,590,423
	2,501,416	2,487,578

Gross profit	1,953,980	811,904

Operating expenses:
Selling, general and administrative	2,634,394	2,303,193
Engineering and product development	428,206	418,331
	3,062,600	2,721,524

Loss from operations before interest expense, net	(1,108,620)	(1,909,620)

Interest expense, net	47,189	3,300

Net loss	$(1,155,809)	$(1,912,920)

Basic and diluted net loss per share	$(0.03)	$(0.05)

Shares used in computing basic and diluted net loss per share	38,960,250	37,622,358

The accompanying notes are an integral part of these

consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003

Revenues:
Product sales	$4,823,738	$5,176,060
Services	7,980,022	5,439,598
	12,803,760	10,615,658
Cost of revenues:
Product cost of revenues	2,512,794	3,080,886
Services cost of revenues	5,114,057	4,483,178
	7,626,851	7,564,064
Gross profit	5,176,909	3,051,594
Operating expenses:
Selling, general and administrative	7,511,265	6,984,811
Engineering and product development	1,325,399	1,295,397
	8,836,664	8,280,208
Loss from operations before interest expense, net	(3,659,755)	(5,228,614)
Interest expense, net	66,297	44,738
Net loss	$(3,726,052)	$(5,273,352)
Basic and diluted net loss per share	$(0.10)	$(0.15)
Shares used in computing basic and diluted net loss per share	38,428,632	34,257,897

The accompanying notes are an integral part of these

consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(3,726,052)	$(5,273,352)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,314,435	1,577,454
Stock options issued to consultants for services	48,192	38,164
Stock options issued to employees	-	62,713
Amortization of deferred compensation	4,879	4,861
Provision for bad debts	239,120	254,429
Loss on disposal of assets	-	7,574
Changes in operating assets and liabilities:
Accounts receivable	(654,562)	(703,636)
Inventories	(254,118)	422,351
Prepaid expenses and other assets	202,354	263,972
Accounts payable	147,038	(588,711)
Accrued compensation and related expenses	(113,450)	(55,027)
Other accrued liabilities	168,626	(462,668)
Cash deposits	(125,500)	-
Deferred revenues	71,733	438,583

Net cash used in operating activities	(2,677,305)	(4,013,293)
Investing activities:
Purchases of property and equipment	(578,051)	(33,741)
Lasers placed into service, net	(1,021,766)	(1,389,375)
Licensed technology acquisition	(108,273)	-
Net cash used in investing activities	(1,708,090)	(1,423,116)
Financing activities:
Proceeds from issuance of common stock, net	11,199	9,477,546
Proceeds from exercise of options	98,837	64,532
Proceeds from exercise of warrants	3,086,468	458,498
Payments on long-term debt	(330,086)	(148,220)
Payments on notes payable	(446,875)	(509,043)
Net repayments on bank line of credit	-	(1,770,268)
Net advances on lease line of credit	654,427	-
Decrease (increase) in restricted cash, cash equivalents and short-term investments	(110,062)	2,000,000
Net cash provided by financing activities	2,963,908	9,573,045
Net (decrease) increase in cash and cash equivalents	(1,421,487)	4,136,636
Cash and cash equivalents, beginning of period	6,633,468	4,008,051
Cash and cash equivalents, end of period	$5,211,981	$8,144,687

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

Through the acquisition of Surgical Laser Technologies, Inc. (“SLT”) on December 27, 2002, the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers’ products.

Liquidity and Going Concern

The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. As of September 30, 2004, the Company had an accumulated deficit of $74,988,418. The Company has historically financed its activities from the private placement of equity securities and operations. To date, the Company has dedicated most of its financial resources to research and development and general and administrative expenses. During the first quarter of 2003, the Company re-launched the marketing of its XTRAC system in the United States following the issuance of common procedural terminology (“CPT”) codes and associated reimbursement rates by Center for Medicare and Medicaid Services (“CMS”). The Company has focused the re-launch on securing approval by various private health plans to reimburse for treatments of psoriasis using the XTRAC.

The Company expects to incur operating losses through the end of 2004 and possibly into 2005 as it plans to continue to focus on securing reimbursement from more private insurers and to devote sales and marketing efforts in the areas where such reimbursement has become available. Once favorable momentum has been achieved, the Company contemplates spending substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing operations.  Notwithstanding the approval by CMS for Medicare and Medicaid reimbursement and recent approvals by certain private insurers, the Company may continue to face resistance from private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure. Management cannot provide assurance that the Company will market the product successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan. Nevertheless, the Company was successful in reducing its net loss for the nine months ended September 30, 2004 by $1,547,300 compared to the nine months ended September 30, 2003.

The Company’s future revenues and success depend upon its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company’s excimer-laser-based system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and abroad. The Company’s ability to introduce successful new products based on its business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company’s control.  Consequently, the Company’s historical operating results cannot be relied upon, as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $5,322,043, including restricted cash of $110,062, as of September 30, 2004.  Management believes that the existing cash balance together with its existing financial resources, including the leasing credit line facility (see Note 7), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements through the third quarter of 2005.  The 2004 operating plan is based on anticipated revenue growth from the use of the XTRAC system based on growing private insurance coverage in the United States and continuing cost savings from the integration of the combined companies. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs for the balance of 2004 and into 2005.  There can be no assurance that additional financing, if needed, will be available when required or, if available, could be obtained on terms satisfactory to the Company.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2004, and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Cash and Cash Equivalents

The Company invests its excess cash in highly liquid, short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consisted of cash and money market accounts at September 30, 2004 and December 31, 2003.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

The Company's skin disorder treatment equipment will either (i) be sold to distributors or physicians directly or (ii) be placed in a physician's office and remain the property of the Company. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the criteria of Staff Accounting Bulletin No. 104 have been met, and until that time, the unit is carried on the books of the Company as inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Property, Equipment and Depreciation

Property and equipment are recorded at cost.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for lasers in service, computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment.  Leasehold improvements are amortized over the lesser of the useful lives or lease terms.  Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations.

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption “machinery and equipment.”  These units and accessories are being depreciated over a period of up to five years. Laser units utilized in the provision of surgical services or in the treatment of skin disorders are included in property and equipment under the caption “lasers in service.”

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2004, no such write-down was required (see Impairment of Long-Lived Assets below).

Patent Cost and Licensed Technologies

Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Developed technology was recorded in connection with the purchase in August 2000 of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2004, no such write-down was required (see Impairment of Long-Lived Assets below).

Accrued Warranty Costs

The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the nine months ended September 30, 2004 is summarized as follows:

September 30, 2004
Accrual at beginning of period	$316,714
Additions charged to warranty expense	429,045
Claims paid and expiring warranties	(417,414)
Accrual at end of period	$328,345

Revenue Recognition

The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments.  When the Company sells an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met:  the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria have been met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers.

Under the terms of the distributor agreements, the distributors do not have the right to return any unit which they have purchased. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims.

When the Company places the laser in a physician’s office, it recognizes service revenue based on the number of patient treatments. Treatments in the form of random laser-access codes that are sold to physicians but not yet used are deferred and recognized as a liability until the physician performs the treatment.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue during the program from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments.  For the three months ended September 30, 2004, the Company recognized revenues of $105,836 from previously deferred revenues under this program as all the criteria for revenue recognition were met. For the nine months ended September 30, 2004, the Company deferred revenues of $120,575, net and at September 30, 2004 had total deferred revenues of $701,065 under this program.

Through its surgical businesses, the Company generates revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors, when the following four criteria under Staff Accounting Bulletin No. 104 have been met: products have been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria have been met, and until that time, the unit is carried on the books of the Company as inventory.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the liability method is used for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.

The Company’s deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 6,587,193 and 8,525,719 as of September 30, 2004 and 2003, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

Reclassifications

The 2003 consolidated statements of operations have been revised to present product and services cost of revenues and operating expenses to the current presentation format.

The 2003 property and equipment footnote has been revised to reallocate the categories to the current year format. No change to the net book value was made.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2004, no such impairment existed.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, “Accounting for Stock-Based Compensation,” the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Had stock compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net loss and net loss per share would have been increased to the following pro-forma amounts:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net loss:
As reported	$(1,155,809)	$(1,912,920)	$(3,726,052)	$(5,273,352)
Less: stock-based employee compensation expense included in reported net loss	1,638	1,638	4,879	4,861
Impact of total stock-based compensation expense determined under fair-value- based method for all grants and awards	(437,000)	(347,740)	(1,309,524)	(1,204,114)
Pro-forma	$(1,591,171)	$(2,259,022)	$(5,030,697)	$(6,472,605)
Net loss per share:
As reported	$(0.03)	$(0.05)	$(0.10)	$(0.15)
Pro-forma	$(0.04)	$(0.06)	$(0.13)	$(0.19)

The above pro-forma amounts may not be indicative of future pro-forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the three-month and nine-month periods:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Risk-free interest rate	3.695%	2.940%	3.164%	3.850%
Volatility	100%	100%	100%	100%
Expected dividend yield	0%	0%	0%	0%
Expected option life	5 years	5 years	5 years	5 years

Supplemental Cash Flow Information

During the nine months ended September 30, 2004, the Company financed insurance policies through note payables for $530,977, financed vehicle purchases of $140,064 under capital leases, financed certain credit facility costs for $202,027 and issued warrants to a leasing credit facility which are valued at $75,521, and which offset the carrying value of debt.

During the nine months ended September 30, 2003, the Company financed vehicle and equipment purchases of $506,963 under capital leases, financed insurance policies through notes payable for $479,788 and financed certain acquisition costs which were included in accounts payable at December 31, 2002, through a note payable for $171,000.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“VIEs”) (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company has adopted FIN 46R as of March 31, 2004 for variable interests in VIEs. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an effect on the consolidated financial statements in such as the Company has no interests in any VIEs.

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

Note 2

Inventories:

Set forth below is a detailed listing of inventories.

	September 30, 2004	December 31, 2003
Raw materials and work in progress	$2,752,514	$2,586,347
Finished goods	1,545,155	1,936,115
Total inventories	$4,297,669	$4,522,462

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.  Finished goods includes $56,400 and $282,000 as of September 30, 2004 and December 31, 2003, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the criteria of Staff Accounting Bulletin No. 104 have been met.

Note 3

Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	September 30, 2004	December 31, 2003
Lasers in service	$9,095,107	$7,266,707
Computer hardware and software	256,342	256,340
Furniture and fixtures	232,687	327,575
Machinery and equipment	492,531	237,776
Autos and trucks	358,377	224,135
Leasehold improvements	110,441	110,441
	10,545,485	8,422,974
Accumulated depreciation and amortization	(5,463,228)	(4,417,769)
Property and equipment, net	$5,082,257	$4,005,205

Depreciation expense was $1,187,871 and $1,445,430 for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003, net property and equipment included $710,957 and $716,651, respectively, of assets recorded under capitalized lease arrangements, of which $590,881 and $675,508 was included in long-term debt at September 30, 2004 and December 31, 2003, respectively (see Note 7).

Note 4

Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies.

	September 30, 2004	December 31, 2003
Patents, owned and licensed, at gross costs of $403,023 and $403,023, net of accumulated amortization of $144,299 and $113,744 respectively	$258,724	$289,279
Other licensed or developed technologies, at gross costs of $1,143,979 and $837,000, net of accumulated amortization of $463,633 and $367,624 respectively	680,346	469,376
Total patents and licensed technologies, net	$939,070	$758,655

Related amortization expense was $126,564 and $132,024 for the nine months ended September 30, 2004 and 2003, respectively.

Note 5

Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	September 30, 2004	December 31, 2003
Accrued warranty	$328,345	$316,714
Accrued liability from matured notes	246,375	247,108
Accrued professional and consulting fees	324,199	203,699
Cash deposits	-	125,500
Other accrued expenses	87,924	82,515
Total other accrued liabilities	$986,843	$975,536

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT’s subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of September 30, 2004 and December 31, 2003, the matured principal and related interest was $246,375 and $247,108, respectively.

Note 6

Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	September 30, 2004	December 31, 2003
Note payable – unsecured creditor, interest at 5.75%, payable in monthly principal and interest installments of $46,058 through January 2005.	$179,607	$-

Note payable – secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	58,880	72,382

Note payable – unsecured creditor, repaid in June 2004.	-	40,907

Notes payable – unsecured creditors, repaid in January 2004.	-	39,266
	$238,487	$152,555
Less: current maturities	(203,368)	(101,066)
Notes payable, net of current maturities	$35,119	$51,489

Note 7

Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt.

	September 30, 2004	December 31, 2003
Borrowings on credit facility	$1,662,082	$1,000,000
Capital lease obligations (see Note 3)	590,881	675,508
Less: current portion	(817,057)	(1,269,759)
Total long-term debt	$1,435,906	$405,749

The Company obtained a $2,500,000 leasing credit facility from GE Capital Corporation on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. The Company accounts for each draw as funded indebtedness taking the form of a capital lease. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field. The draw is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each draw is discounted by 7.75%; the first monthly payment is applied directly to principal. With each draw, the Company has agreed to issue warrants to purchase shares of the Company’s common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw.

As of September 30, 2004, the Company had made two draws against the line. The first draw was made on June 30, 2004 for $1,536,950.  The stated interest rate was 8.47%; the effective cost of funds, taking into account the cost of the warrants, the discount and other terms, is calculated to be 17.79%. The Company issued warrants to purchase 23,903 shares of common stock with an exercise price of $3.54 per share. The warrants have been valued under a Black-Scholes model at $62,032, with the following underlying assumptions: life of warrants, 5 years; risk-free rate, 3.810%; and volatility, 99.9%. The second draw was made on September 24, 2004 for $320,000. The stated interest rate was 7.97%; the effective cost of funds, taking into account the cost of the warrants, the discount and other terms, is calculated to be 17.41%. The Company issued warrants to purchase 6,656 shares of common stock with an exercise price of $2.64 per share. The warrants have been valued under a Black-Scholes model at $13,489, with the following underlying assumptions: life of warrants, 5 years; risk-free rate, 3.695%; and volatility, 100%.

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants and the 7.75% discount. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

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

Note 8

Warrant Exercises:

In the nine months ended September 30, 2004, 2,104,138 warrants on the common stock of the Company were exercised, resulting in an increase to the Company’s shares outstanding as of the end of the period by the same amount. The Company received $3,086,468 in cash proceeds from the exercises. Of these proceeds, $1,226,112 was from the exercise of warrants that were exercisable at $1.16 per share and were set to expire on September 30, 2004.

Note 9

Business Segment and Geographic Data:

Segments are distinguished primarily by the organization of our management structure. The industry considerations and the business model used to generate revenues also influence distinctions. The Domestic XTRAC segment is a procedure-based business model used to date only in the United States with revenues derived from procedures performed by dermatologists. The International XTRAC segment presently generates revenues from the sale of equipment to dermatologists through a network of distributors outside the United States. The Surgical Services segment generates revenues by providing fee-based procedures generally using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three and nine months ended September 30, 2004 and 2003, the Company did not have material net revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses.  Unallocated assets include cash, prepaid expenses, and deposits. Goodwill at September 30, 2004 and December 31, 2003 is $2,944,423. It has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of acquisition in the amounts of $2,061,096 and $883,327, respectively.

	Three Months Ended September 30, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$945,755	$155,024	$2,059,714	$1,294,903	$4,455,396
Costs of revenues	429,842	160,588	1,291,004	619,982	2,501,416
Gross profit	515,913	(5,564)	768,710	674,921	1,953,980

Allocated operating expenses:
Selling, general and administrative	407,673	32,849	337,502	162,887	940,911
Engineering and product development	167,377	104,781	-	156,048	428,206

Unallocated operating expenses	-	-	-	-	1,693,483
	575,050	137,630	337,502	318,935	3,062,600
Income (loss) from operations	(59,137)	(143,194)	431,208	355,986	(1,108,620)

Interest expense, net	-	-	-	-	47,189

Net income (loss)	$(59,137)	$(143,194)	$431,208	$355,986	$(1,155,809)

	Three Months Ended September 30, 2003
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$535,003	$(123,740)	$1,504,305	$1,383,914	$3,299,482
Costs of revenues	762,524	61,920	987,368	675,766	2,487,578
Gross profit	(227,521)	(185,660)	516,937	708,148	811,904

Allocated operating expenses:
Selling, general and administrative	431,371	217,965	266,975	134,332	1,050,643
Engineering and product development	196,647	76,474	-	145,210	418,331

Unallocated operating expenses	-	-	-	-	1,252,550
	628,018	294,439	266,975	279,542	2,721,524
Income (loss) from operations	(855,539)	(480,099)	249,962	428,607	(1,909,620)

Interest expense, net	-	-	-	-	3,300

Net income (loss)	$(855,539)	$(480,099)	$249,962	$428,607	$(1,912,920)

	Nine Months Ended September 30, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,215,619	$1,190,538	$5,633,254	$3,764,349	$12,803,760
Costs of revenues	1,456,969	853,348	3,551,079	1,765,455	7,626,851
Gross profit	758,650	337,190	2,082,175	1,998,894	5,176,909

Allocated operating expenses:
Selling, general and administrative	1,368,548	283,895	1,004,569	465,801	3,122,813
Engineering and product development	510,597	319,641	-	495,161	1,325,399

Unallocated operating expenses	-	-	-	-	4,388,452
	1,879,145	603,536	1,004,569	960,962	8,836,664
Income (loss) from operations	(1,120,495)	(266,346)	1,077,606	1,037,932	(3,659,755)

Interest expense, net	-	-	-	-	66,297

Net income (loss)	$(1,120,495)	$(266,346)	$1,077,606	$1,037,932	$(3,726,052)

	Nine Months Ended September 30, 2003
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$890,916	$810,280	$4,417,938	$4,496,524	$10,615,658
Costs of revenues	2,032,130	527,125	2,771,271	2,233,538	7,564,064
Gross profit	(1,141,214)	283,155	1,646,667	2,262,986	3,051,594

Allocated operating expenses:
Selling, general and administrative	1,178,783	517,007	820,254	517,759	3,033,803
Engineering and product development	652,291	253,669	-	389,437	1,295,397

Unallocated operating expenses	-	-	-	-	3,951,008
	1,831,074	770,676	820,254	907,196	8,280,208
Income (loss) from operations	(2,972,288)	(487,521)	826,413	1,355,790	(5,228,614)

Interest expense, net	-	-	-	-	44,738
	-	-	-	-	-
Net income (loss)	$(2,972,288)	$(487,521)	$826,413	$1,355,790	$(5,273,352)

	September 30, 2004	December 31, 2003
Assets:
Total assets for reportable segments	$17,437,700	$15,602,758
Other unallocated assets	5,974,911	7,149,973
Consolidated total	$23,412,611	$22,752,731

For the three and nine months ended September 30, 2004 and 2003, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Domestic	$4,089,123	$3,274,669	$11,045,962	$8,905,438
Foreign	366,273	24,813	1,757,798	1,710,220
	$4,455,396	$3,299,482	$12,803,760	$10,615,658

Note 10

Significant Alliances/Agreements:

TNC Agreement

The Company entered into an agreement with True North Capital Ltd. (the “TNC Agreement”), dated as of October 28, 2003, pursuant to which True North Capital had agreed to assist the Company in identifying and evaluating proposed strategic growth transactions relating to the healthcare industry and from which True North Capital would earn a success fee. True North Capital is a fund management group, which provides management and acquisition advisory services with a specialty in the healthcare industry. Assisting True North Capital was its former affiliate, True North Partners LLC. One of the Company’s directors had been a senior member of the executive management staff of True North Capital and held approximately a 20.3% equity interest in True North Capital and also in True North Partners. The Company, True North Capital and True North Partners recently agreed that any success fee otherwise accruing to True North Capital would be divided evenly between True North Capital and True North Partners. Acting on its right under the TNC Agreement, the Company has canceled the Agreement vis a vis True North Capital and True North Partners in September 2004.

Stern Agreement

On September 7, 2004, the Company closed the transactions set forth in a Master Asset Purchase Agreement, or the Master Agreement, with Stern Laser Srl, or Stern. The acquired technologies are intended to broaden the Company’s dermatology product offerings in 2005, particularly with regard to light-based skin therapies. As of September 30, 2004, the Company issued to Stern 113,877 shares of its restricted common stock in connection with the execution of the Master Agreement.  The Company also agreed to pay Stern up to an additional $1,150,000 based on the achievement of certain milestones relating to the development and commercialization of certain confidential licensed technology and licensed products, which may be developed under such arrangements and the Company may have certain other obligations to Stern under these arrangements. The Company retains the right to pay all of these conditional sums in cash or in shares of its common stock, in its discretion. The per-share price of any future issued shares will be based on the closing price of the Company’s common stock during the 10 trading days ending on the achievement of a particular milestone under the terms of the Master Agreement.  To be used as consideration, the shares must be registered with the Securities and Exchange Commission. The Company intends to register 700,000 shares of its common stock, including the 113,877 shares issued to Stern at the closing of the Master Agreement and an additional 586,123 shares which the Company may issue in the future to Stern to satisfy some or all of the obligations it may have to Stern under the terms and conditions of the Master Agreement.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.”  These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2003.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Introduction and Outlook

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

Moving into 2004, we have expanded our deployment of the study. From feedback we have received from the medical insurers to the Data Compendium, we anticipate that the study, coupled with our other marketing efforts, will succeed in gaining a place on the agenda of private plans as they consider their coverage and reimbursement policies. We have already secured such approval in 2004 from four significant plans, Regence, Wellpoint, Aetna, and Anthem, and we are under consideration by other plans. We cannot at this time provide assurance that other plans will adopt the favorable policies that we desire, and if they do not, what further requirements may be asked of us. In addition to reimbursement, our focus in 2004 is to continue to improve care for those suffering from psoriasis, and to obtain a larger body of satisfied practitioners using the XTRAC and to increase our domestic XTRAC revenues.  Domestic XTRAC revenues are derived from a fee-per-use charged to the practicing physician rather than selling the laser outright.  In this revenue model we maintain ownership of the laser and earn revenue each time the physician treats a patient with the equipment.  The ability to increase the number of patients treated by physicians is dependent upon the adoption by private health plans to provide reimbursement coverage for the XTRAC to its subscribers.

In October 2004, we received from the FDA concurrence under a 510 (k) to market the new XTRAC, a smaller-size dermatology laser with increased functionality for inflammatory skin disorders. We have not announced a planned launch date for this product.

Our revenues from International XTRAC sales provided needed working capital in 2003 and continue to do so in 2004. Unlike the domestic market, we derive revenues from the XTRAC in the international market by selling the dermatology laser system to distributors, or in certain countries, directly to physicians. We have enjoyed some distinction in the market from our clinical studies and the physician researchers involved in such studies. Due to the revenue model used overseas, the international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and non-laser lamp alternatives for treating inflammatory skin disorders. In 2001, we sold 48 laser systems, while in 2002 and 2003; we sold 32 and 18 systems, respectively.  Over time, competition has also served to reduce the international prices we charge distributors for our excimer products. While the average price per laser system and parts was less in the nine months ended September 30, 2004 ($66,141) than in the same period for 2003 ($81,028), the number of lasers sold was greater in the 2004 period (18) than in the 2003 period (10). The XTRAC laser sales vary from quarter to quarter. We have also benefited in 2003 and into 2004 from the improved reliability and functionality of the XTRAC. Due to the financial resources required, we have been reluctant to implement an international XTRAC fee-per-use revenue model, similar to the domestic revenue model, until such time that widespread reimbursement in the domestic market has been attained.  By year-end 2004, we intend to launch in certain overseas markets a pilot program featuring a version of the fee-per-use XTRAC model.  We also expect to expand our product offerings to our international customers as a result of our recent acquisition of worldwide rights to certain proprietary technology from Stern Laser srl of Italy. The technology is expected to expand our product offerings in the dermatology field, and is the subject of a patent application filed in the European Union with an application in the United States expected in the near term.  We expect that the specific introduction of the technologies based on these newly acquired rights could be made by the second half of 2005.

We integrated the business of SLT in 2003. We acquired two revenue streams from SLT: one from surgical services, the other from surgical products; these supplemented our own discrete product lines, XTRAC Domestic and XTRAC International. We presently view our business as comprised of four business segments: Domestic XTRAC, International XTRAC, Surgical Services and Surgical Products.

We experienced revenue growth in Surgical Services in 2003 from 2002 and are experiencing continued growth in 2004. Our plan in 2003 was to grow in a controlled fashion such that capital expenditures necessary for that growth would come from these operations. Although we have increased our investment in this business segment for 2004, we continue to be very deliberate and controlled with capital expenditures to grow this business.   In this manner, we intend to conserve our cash resources for the XTRAC business segments.

In 2003, our revenues from Surgical Products remained level and contributed to maintaining our staying power in our two growth business segments, Domestic XTRAC and Surgical Services . Our surgical products enjoy a reputation for quality. We believe that this reputation for quality has continued to generate revenues for us in 2004, although at a lesser rate than in 2003. The surgical product revenues decreased by $89,011 and $732,175, respectively, in the three and nine month periods of 2004 when compared to the same periods in 2003. Revenues from surgical products were reasonably level in disposables in the first quarter of 2004, but declined in the second quarter of 2004. In the third quarter of 2004, disposables increased over both the second quarter 2004 and the comparable quarter in 2003. We expect that the disposable base might erode over time, as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek an offset to this erosion through expanding our surgical services. There was a decline in surgical laser sales, but such sales vary from quarter to quarter. Some of this decrease was related to the trend of hospitals to outsource their laser assisted procedures to third parties, like our Surgical Services segment. With the introduction of the CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset the decline in lasers and have a further offset to the erosion of disposables revenues.

In the second quarter 2004, we received from the FDA concurrence under a 510(k) to market two new surgical lasers: the LaserPro Diode Laser System, and the LaserPro CO2 Laser System. Each system has been designed for rugged use in our Surgical Services business; each system will also complement the Surgical Products business, finding end-user buyers domestically and overseas. We are also actively exploring opportunities for supplying the lasers on an OEM basis or under manufacturing-marketing collaborations.

Furthermore, in July 2004, we entered into a Development Agreement with AzurTec, Inc. AzurTec is a development-stage company based outside Philadelphia. AzurTec’s product in development is a device that seeks to rapidly and accurately detect the presence of cancerous cells in excised tissue. AzurTec’s target customer is generally the dermatologist and particularly the MOHS surgeon. We intend to assist in the development of FDA-compliant prototypes for AzurTec’s product. We have collected payments under the agreement aggregating $150,000 through October 31, 2004 with $25,000 remaining payable to us under the agreement.  Payments thereafter are to be made based on time spent on the project at agreed billing rates. Through arrangements such as this, we hope to identify and nurture opportunities that match our business strategy.  In the three months ended September 30, 2004, we recognized $34,000 in other revenue under this agreement.

Overview of Business Operations

We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques directed toward the treatment of inflammatory skin disorders. In addition, through the acquisition of SLT on December 27, 2002, we also engage in the development, manufacture and sale of surgical products, including free-beam laser systems for surgery and in the provision of surgical services on a turnkey procedural basis.

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

In February 2002, the Current Procedural Terminology Editorial Board of the AMA approved the request by the American Academy of Dermatology to issue reimbursement codes for the laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using the XTRAC system to treat such conditions. The AMA published three CPT code numbers covering the treatment of psoriasis and other inflammatory skin diseases with the XTRAC system. These new codes were effective in the first quarter of 2003. We believe that the publication of these codes, together with a compilation of clinical and economic studies (Data Compendium) mailed during the first quarter to almost all private healthcare insurers throughout the United States, will facilitate our ability to obtain broader approvals for reimbursement for treatment of psoriasis and other inflammatory skin diseases using the XTRAC system. We have already secured in 2004 approval from four significant insurance groups, and are under consideration by other groups and plans. We anticipate that the approvals will positively influence other private plans to adopt favorable reimbursement policies. Such influence and possible momentum from it can help in 2004 to overcome resistance that we encountered in 2003. However, there can be no assurance that these effects will transpire.

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

In similar fashion, we have growing, but still limited marketing experience in expanding our surgical services business. The preponderance of this business is in the southeastern part of the United States. New procedures and new geographies together with new customers and different business habits and networks will likely pose different challenges than the ones we have encountered in the past. There can be no assurance that our experience will be sufficient to overcome such challenges.

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

Revenue Recognition. We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee-per-use controlled through the issuance of access codes. When we sell a laser to a distributor or directly to a physician, revenue is recognized when the product is shipped and we have met the following criteria: no significant remaining obligations, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collection is probable. Laser systems are sold on a F.O.B. shipping point basis.  Title to the laser system is transferred at this point and revenue is recognized if all of the above criteria are met.

At times, units are shipped but revenue is not recognized until all of the criteria are met. In this regard, shipments to our master distributor are recorded on a sell-through basis. We have estimated that payment for shipments made to our master distributor is dependent upon collection by the master distributor from its customer. Therefore, even though shipments could be made in a certain period to this master distributor, revenue is not recognized until payment is made in full for each laser. These shipments are treated as Company inventory in the hands of the distributor until such time that payment is received. As of September 30, 2004 and December 31, 2003, there were $56,400 and $282,000, respectively, of shipped laser systems that were recorded as finished goods. Under the terms of the distributor agreements, the distributors do not have the right to return any unit. However, we allow products to be returned by our distributors in redress of product defects or other claims.

When we place a laser in a physician’s office, service revenues are recognized based on patient treatments. To use the laser, the physician purchases treatment codes that allow performance of a specified number of treatments. This amount is included in deferred revenues on the accompanying consolidated balance sheets until the treatment occurs or is estimated to have occurred. We use various means to determine the reasonableness of the estimated unused treatments at any point in time, including reviewing purchasing patterns of the physician practices and reading of internal usage counters on each laser system in connection with periodic maintenance.  At each period end, we believe it is rational and systematic to record 50% of the minimum purchase quantity of treatment codes as a fair estimate of the unused treatments at each practice. At a minimum, there are 15 treatments at each physician practice that have not been recognized as revenue. Our usage agreements with the physician are for a three-year exclusive period of time. The right to a refund is not granted, except as part of the reimbursement program outlined below. Purchase options are not offered and title to the laser remains either in our name or in the name of a third-party who may hold title as a security interest within the context of a Company equipment financing transaction.  There is no fixed amount that is to be paid over pre-set intervals of time by the physician. We reserve the right to remove the laser system at any time if it is under performing.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The program only covers medically necessary treatments for psoriasis. In addition, patients qualifying under the program must have medical insurance and must be denied coverage for the XTRAC treatment as evidenced by a submitted claim. Our appeals group must process all appeals for the patient’s denied claim. Upon exhausting all appeals, the treating physician is entitled to a refund or credit for our treatment cost. We recognize service revenue during the program for the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended September 30, 2004, we recognized revenues by $105,836 from previously deferred revenues under this program as all the criteria for revenue recognition were met. For the nine months ended September 30, 2004, we deferred revenues of $120,575, net under this program.

For our Surgical Services business, we recognize revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

In the previous year at the end of October 2003 and prior to the release of our results and the filing of the Form 10-Q for the quarter ended September 30, 2003, our auditors identified an issue related to certain transactions for which we had initially recorded revenue in our internal consolidated financial statements on shipments of lasers to a master international distributor of our XTRAC products. Our auditors requested additional information regarding the financial capability of the distributor. We requested further assurance and information from the distributor that it had independent means to pay the receivables. Based on their review of the additional information and analysis of the collectibility of the revenue from such shipments, our independent auditors recommended that the revenue related to these particular shipments should be accounted for utilizing the “sell-through” method of accounting.  The issue was discussed with management and with our Audit Committee. Upon consideration of the additional facts relevant to the issue, management and the Audit Committee agreed with our auditors' recommendation. In accordance with the “sell-through” method, we determined not to recognize $260,000 of sales for shipments made to this distributor in the third quarter of 2003. Additionally, based upon the guidelines of Staff Accounting Bulletin No. 99 and APB No. 28, we offset third quarter 2003 revenues by $281,000 for shipments made in the second quarter of 2003. Under such method, we determined to recognize such sales only when we had been paid the amount due on individual lasers shipped to this distributor.  We recognized revenue of $310,000 in the first quarter of 2004 and $110,000 in the second quarter of 2004 as a result of collections from units shipped in 2003 to the master distributor.

Based on the foregoing, we immediately implemented a revised internal control procedure in the fourth quarter of 2003 to enhance determination of the collectibility of receivables from sales to all of our distributors – both for our then current distributors and customers and as a policy on an ongoing basis for prospective distributors and customers.  We determined going forward that, if we were to record revenues other than on payment in full of receivables, we would rely primarily on strong, objective evidence of a customer’s ability to pay on a case-by-case basis. We considered that the best evidence with respect to discrete laser sales would be a letter of credit or payment in advance.  Other evidence could be in the form of past payment records, third-party credit reports, bank references, recent customer financial statements and industry/trade references. We also re-evaluated the various factors, and the relative weights we ascribe to these factors, which we take into account in determining collectibility. We further implemented these improvements to our internal controls and procedures by seeking to obtain such information with respect to all of our distributors and customers to whom we were selling our lasers.  Senior management individually reviews each transaction.

In connection with the 2003 audit, our independent auditors notified us that they had determined that there was a material weakness in our internal controls related to recognition of revenue on the sale of lasers under the collectibility criterion of Staff Accounting Bulletin No. 104. This material weakness related to the revenue recognition policy in our dealings with the master distributor, which had been initially raised in connection with the review of our third quarter 2003 financial statements. As described in the preceding paragraph, we had developed and implemented improvements in our internal control procedures with respect to the analysis of the collectibility of receivables from sales of our lasers, not only with the specifically identified distributor, but also with respect to all of our then current and prospective distributors and customers. These general policy improvements in our internal control procedures were implemented as of December 31, 2003.

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

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables related to phototherapy sales are due from various distributors located outside of the United States and from physicians located inside the United States. The majority of receivables related to surgical services and product sales are due from various customers and distributors located inside the United States. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors.

Property and Equipment.  As of September 30, 2004 and December 31, 2003, we had net property and equipment of $5,082,257 and $4,005,205, respectively. The most significant component of these amounts relates to the lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians’ use of the lasers. We believe that such usage will increase in the future based on the recently approved CPT codes, recent approvals of private health plans of our XTRAC procedure, and expected increases in insurance reimbursement. XTRAC lasers-in-service are depreciated on a straight-line basis over a three-year life.  Surgical lasers-in-service are depreciated on a straight-line basis over a five to seven year life.

Intangibles.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of its business. As of September 30, 2004 and December 31, 2003, we had $3,883,493 and $3,703,078, respectively, of goodwill and other intangibles, accounting for 16% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of its intangibles or goodwill. We continue to conclude that there is no impairment to either the intangibles or the goodwill. Goodwill is allocated to the XTRAC domestic segment and the XTRAC international segment in the amounts of $2,061,096 and $883,327 respectively. The allocation to each segment were based upon the relative fair values as of the date of acquisition of the goodwill in August 2000.

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

Results of Operations

Revenues

General

We generated revenues of $4,455,396 during the three months ended September 30, 2004, of which $3,354,617 was from the surgical laser products and services operations. The balance of revenues in the amount of $1,100,779 was from XTRAC phototherapy products and services. We generated revenues of $3,299,482 during the three months ended September 30, 2003, of which $2,888,219 was from the surgical laser products and services operations. The balance of revenues in the amount of $411,263 was from XTRAC phototherapy products and services.

We generated revenues of $12,803,760 during the nine months ended September 30, 2004, of which $9,397,603 was from the surgical laser products and services operations. The balance of revenues was from phototherapy products and services, including $1,190,538 from XTRAC international sales of excimer systems and parts and $2,215,619 from domestic XTRAC procedures. We generated revenues of $10,615,658 during the nine months ended September 30, 2003, of which $8,914,462 was from the surgical laser products and services operations.  The balance of revenues was from phototherapy products and services, including $810,280 from XTRAC international sales of excimer systems and parts and $890,916 from domestic XTRAC procedures.

Domestic XTRAC Segment

Recognized revenue for the three months ended September 30, 2004 and 2003 for domestic XTRAC procedures was $945,755 and $535,003, respectively. Total XTRAC procedures for the same periods were approximately 13,841 and 9,059, respectively, of which 1,169 and 734 procedures, respectively, were performed by customers without billing from us. These procedures were performed in connection with customer evaluations of the XTRAC laser as well as for clinical research. Recognized revenue for the nine months ended September 30, 2004 and 2003 for domestic XTRAC procedures was $2,215,619 and $890,916, respectively. Total XTRAC procedures for the same periods were approximately 37,266 and 21,031, respectively, of which 3,069 and 1,486 procedures, respectively, were performed by customers without billing from us. These procedures were performed in connection with customer evaluations of the XTRAC laser as well as for clinical research. The ramp in procedures in the three and nine months ended September 30, 2004 was related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of these CPT codes with comparable rates by private healthcare insurers.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers.  Applying the requirements of Staff Accounting Bulletin No. 104 to the program, we recognize service revenue during the program from the sale of XTRAC procedures, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended September 30, 2004, we recognized revenues of $105,836 from revenues (approximately 1,597 procedures) which had been previously deferred under this program but which could be recognized as revenue for the quarter as all the criteria for revenue recognition were met. For the nine months ended September 30, 2004, we deferred revenues of $120,575, (approximately 1,765 procedures) net, under this program. In the three and nine months ended September 30, 2003, we deferred revenues of $47,746 (approximately 682 procedures) and $458,975 (approximately 6,645 procedures), respectively, under this program.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Recognized revenue	$945,755	$535,003	$2,215,619	$890,916
Change in deferred program revenue	(105,836)	47,746	120,575	458,975
Net billed revenue	$839,919	$582,749	$2,336,194	$1,349,891
Procedure volume total	13,841	9,059	37,266	21,031
Less: Non-billed procedures	1,169	734	3,069	1,486
Net billed procedures	12,672	8,325	34,197	19,545
Avg. price of treatments sold	$66.28	$70.00	$68.32	$69.07
Procedures with deferred/(recognized) program revenue, net	(1,597)	682	1,765	6,645

The average price for a treatment can vary from quarter to quarter based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated. As a percentage of the psoriasis patient population, there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the amount of treatment time required, it is not generally practical to use our therapy to treat severe psoriasis patients.

International XTRAC Segment

International XTRAC sales of our excimer laser system and related parts were $155,024 for the three months ended September 30, 2004 compared to a sales reduction of $123,740 for the three months ended September 30, 2003. In the three months ended September 30, 2003, uncertainties developed about the estimated collectibility of previously recorded revenues. We offset revenues in the three months ended September 30, 2003 by an amount equal to such previously recorded revenues. We subsequently recognized such revenues in the amount of $281,000 when we received full payment in the first quarter of 2004. We sold two laser systems in the three months ended September 30, 2004. For the three months ended September 30, 2003, we offset revenues by two laser systems more than were recognized as revenue.

As illustrated in the table below, the average revenue per XTRAC laser system sold for the three months ended September 30, 2004 increased from the average revenue per laser for the nine months ended September 30, 2004 as a result of $35,024 of supplemental parts sales in the 2004 quarter. International XTRAC sales of our excimer laser system and related parts were $1,190,538 for the nine months ended September 30, 2004 compared to $810,280 for the nine months ended September 30, 2003. We sold 18 laser systems in the nine months ended September 30, 2004 compared to 10 laser systems in the nine months ended September 30, 2003. The international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our excimer products. While the average revenue per laser was less in the nine months ended September 30, 2004 than in the same period of 2003, the number of lasers sold was greater than in the prior period. In addition, of the 18 lasers recognized in the nine months ended September 30, 2004, six of those lasers had been shipped before the first quarter of 2004, but not recognized as sales due to the application of the recognition criteria of Staff Accounting Bulletin No. 104. Four of the six lasers were recognized in the first quarter of 2004 and the other two lasers were recognized in the second quarter of 2004.

The following table illustrates the key changes in the International XTRAC segment for the periods reflected below:

XTRAC International Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$155,024	$(123,740)	$1,190,538	$810,280
Laser systems sold	2	(2)	18	10
Average revenue per laser	$77,512	$61,870	$66,141	$81,028

Surgical Services Segment

In the three months ended September 30, 2004 and 2003, surgical service revenues were $2,059,714 and $1,504,305, respectively. In the nine months ended September 30, 2004 and 2003, surgical service revenues were $5,633,254 and $4,417,938, respectively. Revenues in surgical services grew for the three and nine months ended September 30, 2004 from 2003 by 36.9% and 27.5%, respectively, primarily due to growth in urological procedures performed with laser systems purchased from a third-party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

Surgical Services Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$2,059,714	$1,504,305	$5,633,254	$4,417,938
Percent increase	36.9%		27.5%
Cost of revenues	1,291,004	987,368	3,551,079	2,771,271
Gross margin	$768,710	$516,937	$2,082,175	$1,646,667
Percent of revenue	37.3%	34.4%	37.0%	37.3%

Surgical Products Segment

For the three months ended September 30, 2004 and 2003, surgical product revenues were $1,294,903 and $1,383,914, respectively. For the nine months ended September 30, 2004 and 2003, surgical product revenues were $3,764,349 and $4,496,524, respectively. Surgical products include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of disposables and fibers are more profitable than laser systems; however, the sale of laser systems create recurring sales of laser fibers and laser disposables. We had four sales of surgical laser systems for approximately $194,000 for the three months ended September 30, 2004 at slightly higher prices compared to seven surgical laser system sales at approximately $318,000 for the three months ended September 30, 2003. Disposable and fiber sales were relatively level between the comparable three-month periods. The change in the laser sale product mix contributed to a slightly higher margin in the three months ended September 30, 2004 compared to the same period in the prior year.

Revenues for the nine months ended September 30, 2004 decreased by approximately $732,000 from the nine months ended September 30, 2003. A significant portion of this decrease was related to the fact that fewer surgical laser system sales were made in 2004 compared to 2003, although the average price of systems sold was higher in 2004 compared to 2003. For the nine months ended September 30, 2004 there were 14 laser systems sold for approximately $694,000 compared to 28 laser systems sold for approximately $1,245,000 in the comparable period of the prior year. The balance of the decrease between the periods occurred in the sales of disposables and fibers, most of which occurred in the second quarter of 2004. The change in product mix (i.e. fewer laser sales) contributed to a higher margin in the nine months ended September 30, 2004 compared to the same period in the prior year.

Sales of surgical laser systems vary quarter by quarter. There is significant competition for the types of surgical laser systems we offer for sale.  Additionally, we have expected that the disposables base might continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek an offset to this erosion through expanding our surgical services. Similarly, some of the decrease in laser system sales is related to the trend of hospitals to outsource their laser-assisted procedures to third parties, such as our surgical services business. With the introduction of our CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset the decline in lasers and have a further offset to the erosion of disposables revenues.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004		2003	2004		2003
Revenues	$1,294,903		$1,383,914	$3,764,349		$4,496,524
Percent decrease	(6.4%	)		(16.3%	)
Laser systems sold	4		7	14		28
Laser revenues	$194,000		$318,000	$694,000		$1,245,000
Average revenue per laser	$48,500		$45,428	$49,571		$44,464

Cost of Revenues

Product cost of revenues for the three months ended September 30, 2004 were $747,689 compared to  $897,155 for the three months ended September 30, 2003. Included in these costs were $587,101 and $835,235, related to surgical product revenues, for the three months ended September 30, 2004 and 2003, respectively. The remaining product cost of revenues during these periods of $160,588 and $61,920, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

Product cost of revenues for the nine months ended September 30, 2004 were $2,512,794 compared to $3,080,886 for the nine months ended September 30, 2003. Included in these costs were $1,659,446 and $2,553,761, related to surgical product revenues, for the nine months ended September 30, 2004 and 2003, respectively. The remaining product cost of revenues during these periods of $853,348 and $527,125, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

The decrease in the product cost of sales for the three and nine months ended September 30, 2004, was primarily related to a decrease in surgical laser sales. This decrease was offset by an increase in product cost of sales for the international XTRAC revenues for both the three and nine months ended September 30, 2004.  This increase was primarily related to an increase in sales for each period. Additionally, we implemented a planned quality upgrade of all units in the field during 2003.  The impact of this upgrade has served to reduce field service costs and warranty claims for 2004.

Service cost of revenues was $1,753,727 and $1,590,423 in the three months ended September 30, 2004 and 2003, respectively. Included in these costs were $1,323,885 and $827,899, respectively related to surgical services revenues. The remaining services cost of revenues of $429,842 and $762,524 during the periods ended September 30, 2004 and 2003, respectively, were primarily attributable to depreciation and field service costs on the lasers in service for XTRAC domestic revenues.

Service cost of revenues was $5,114,057 and $4,483,178 in the nine months ended September 30, 2004 and 2003, respectively. Included in these costs were $3,657,088 and $2,451,043 related to surgical service revenues, for the nine months ended September 30, 2004 and 2003, respectively. The remaining service cost of revenues of $1,456,969 and $2,032,135 during the periods ended September 30, 2004 and 2003, respectively, were primarily attributable to depreciation and field service costs on the lasers-in-service for XTRAC domestic revenues.

Certain allocable XTRAC manufacturing overhead costs are charged against the XTRAC service revenues. The manufacturing facility in Carlsbad, California is used exclusively for the production of the XTRAC lasers, which are placed in physicians’ offices domestically or sold internationally. The unabsorbed costs are allocated to the domestic XTRAC and the international XTRAC segments based on actual production of lasers for each segment. Included in these allocated manufacturing costs are unabsorbed labor and direct plant costs.

Gross Margin Analysis

Gross margin increased to $1,953,980 during the three months ended September 30, 2004 from $811,904 during the same period in 2003, or an increase of $1,142,076.  Revenues increased during the three months ended September 30, 2004 to $4,455,396 from $3,299,482 during the same period in 2003, or an increase of $1,155,914. The cost to produce those revenues increased during the three months ended September 30, 2004 to $2,501,416 from $2,487,578 during the same period in 2003, or an increase of $13,838. Overall gross margin increased for the three months ended September 30, 2004 to 43.9% from 24.6% for the same period in 2003.

Gross margin increased to $5,176,909 during the nine months ended September 30, 2004 from $3,051,594 during the same period in 2003, or an increase of $2,125,315. Revenues increased during the nine months ended September 30, 2004 to $12,803,760 from $10,615,658 during the same period in 2003, or an increase of $2,188,102.  The cost to produce those revenues increased during the nine months ended September 30, 2004 to $7,626,851 from $7,564,064 during the same period in 2003, or an increase of $62,787. Overall gross margin increased for the nine months ended September 30, 2004 to 40.4% from 28.7% for the same period in 2003.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$4,455,396	$3,299,482	$12,803,760	$10,615,658
Percent increase	35.0%		20.6%
Cost of revenues	2,501,416	2,487,578	7,626,851	7,564,064
Percent increase	0.6%		0.8%
Gross margin	$1,953,980	$811,904	$5,176,909	$3,051,594
Percent of revenue	43.9%	24.6%	40.4%	28.7%

The primary reasons for improvement in gross margin for the three and nine months ended September 30, 2004, compared to the same periods in 2003 were as follows:

•

We increased treatment procedures and lowered field service costs. The increase in procedure volume was a direct result of improving insurance reimbursement. The lower field service costs were a direct result of the planned quality upgrades in 2003 for all lasers-in-service.

•

We continued to increase the volume of sales to existing customers and add new customers to our existing base.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2004		2003		2004		2003
Revenues	$945,755		$535,003		$2,215,619		$890,916
Percent increase	76.8%				148.7%
Cost of revenues	429,842		762,524		1,456,969		2,032,130
Percent decrease	(43.6%	)			(28.3%	)
Gross margin	$515,913		$(227,521)		$758,650		$(1,141,214)
Percent of revenue	54.6%		(42.5%	)	34.2%		(128.1%	)

The most significant improvement for the three months and nine months ended September 30, 2004 came from our Domestic XTRAC segment. We increased the gross margin for this segment for the three and nine months ended September 30, 2004 over the comparable periods in 2003 by $743,434 and $1,899,869, respectively, primarily due to increases in revenues and decreases in the costs in the 2004 periods from the comparable 2003 periods.  The key factors were as follows:

•

A key driver in increased revenue in this segment is insurance reimbursement. In 2004, we have focused on private health insurance plans’ adopting the XTRAC laser therapy for psoriasis as an approved medical procedure.  In the six months prior to September 30, 2004, four major health insurance plans instituted medical policies to pay claims for the XTRAC therapy. These insurers include Regence, Wellpoint, Aetna, and Anthem.

•

Procedure volume increased 52% from 8,325 to 12,672 billed procedures in the three months ended September 30, 2004 compared to the same period in 2003, and procedures increased from 21,031 procedures in the nine-month period ended September 30, 2004 compared to 37,266 in the comparable 2003 period, a 77% increase.

•

Price per procedure was not a meaningful component of the revenue change between the periods.

•

In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue under the program for the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended September 30, 2004, we recognized revenues of $105,836, net, from revenues under the program which had been previously deferred but which could be recognized in the current quarter revenues as all the criteria for revenue recognition were met. For the nine months ended September 30, 2004, we deferred revenues, net, of $120,575 under this program. For the three and nine months ended September 30, 2003, we deferred revenues of $47,746 and $458,975, respectively, under this program.

•

The cost of revenues decreased by $332,682 and $575,166 for the three and nine months ended September 30, 2004, respectively. An incremental procedure at a physician’s office does not increase our operating costs associated with that laser. This, combined with the improvement in the reliability of the lasers in 2004 from 2003 and the resulting reduction in field service costs, served to reduce costs associated with the domestic segment.

The following table analyzes our gross margin for our International XTRAC segment for the periods reflected below:

XTRAC International Segment	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004		2003	2004	2003
Revenues	$155,024		$(123,740)	$1,190,538	$810,280
Laser systems sold	2		(2)	18	10
Average revenue per laser	77,512		61,870	66,141	81,028
Cost of revenues	$160,588		$61,920	$853,348	$527,125
Standard manufacturing cost per unit	$28,200		$28,200	$28,200	$28,200
Total standard cost of goods sold	56,400		(56,400)	507,600	282,000
Other cost of goods sold	104,188		118,320	345,748	245,125
Gross margin	$(5,564)		$(185,660)	$337,190	$283,155
Percent of revenue	(3.6%	)	(150.0% )	28.3%	34.9%

We experienced losses in our International XTRAC segment for the three months ended September 30, 2004 and 2003. The international market suffers from seasonal slowdown during the third quarter each year. The gross margin for the nine months ended September 30, 2004 increased by $54,035 from the comparable period in 2003. The key factors in this business segment were as follows:

•

We sold 18 XTRAC laser systems during the nine months ended September 30, 2004 and 10 lasers in the comparable period in 2003.

•

The International XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our excimer products.  The average revenue for the 18 laser systems sold in the nine months ended September 30, 2004 was approximately $66,000 while the average revenue per laser in 2003 was $81,000.  After adjusting the revenue for the three months ended September 30, 2004 for parts sales of approximately $35,000, the average price for lasers sold during this period was approximately $60,000.

•

Although the overall cost was relatively level between the comparable periods, increased production levels served to reduce the average cost per laser produced.  Lower production volume with steady manufacturing costs increases the overall cost of an individual laser.  The difference between standard manufacturing costs and total cost of goods sold represents unabsorbed overhead costs charged to cost of goods sold in the period of the sale.

The following table analyzes our gross margin for our Surgical Services segment for the periods reflected below:

Surgical Services Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$2,059,714	$1,504,305	$5,633,254	$4,417,938
Percent increase	36.9%		27.5%
Cost of revenues	1,291,004	987,368	3,551,079	2,771,271
Percent increase	30.8%		28.1%
Gross margin	$768,710	$516,937	$2,082,175	$1,646,667
Percent of revenue	37.3%	34.4%	37.0%	37.3%

Gross margin in the Surgical Services segment for the three and nine months ended September 30, 2004 increased by $251,773 and $435,508, respectively, from the comparable periods in 2003. The key factors impacting gross margin for the Surgical Services business were as follows:

•

Increased procedure volume was the primary reason for improvements in this business. We continue to experience growth in our surgical services business, particularly within existing customers and existing geographies.

•

A significant part of the growth was an increase in urological procedures performed with laser systems we have purchased from a third party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system. In the three months ended September 30, 2004, we increased the amount we charge customers for the fibers used with this procedure without a commensurate increase in the cost of these fibers.  This accounted for the increase in the margin to 37.3% from 34.4% in the three months ended September 30, 2004 from the comparable period in 2003.

The following table analyzes our gross margin for our Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2004		2003	2004		2003
Revenues	$1,294,903		$1,383,914	$3,764,349		$4,496,524
Percent decrease	(6.4%	)		(16.3%	)
Cost of revenues	619,982		675,766	1,765,455		2,233,538
Percent decrease	(8.3%	)		(21.0%	)
Gross margin	$674,921		$708,148	$1,998,894		$2,262,986
Percent of revenue	52.1%		51.2%	53.1%		50.3%

Gross margin for the Surgical Products segment in the three and nine months ended September 30, 2004 compared to the same periods in 2003 decreased by $33,227 and $264,092, respectively. The key factors in this business segment were as follows:

•

This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems. However, the sale of laser systems generate the sale of laser disposables.

•

Revenues for the three months ended September 30, 2004 decreased by $89,011 from the three months ended September 30, 2003. Cost of revenues decreased by $55,784 between the same periods. There were three fewer laser system sales in the three months ended September 30, 2004 than in the comparable period ended September 30, 2003. However, those lasers sold in the 2004 period were at slightly higher prices than in the comparable period in 2003. This revenue decrease was partly offset by an increase in disposables between the periods. For the nine months ended September 30, 2004, we sold 14 fewer laser systems than in the comparable period ended September 30, 2003. This decrease was the primary impact on the decrease in the gross margin.

•

Disposables, which have a higher gross margin than lasers, represented a higher percentage of revenue in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Selling, General and Administrative Expenses

For the three months ended September 30, 2004, selling, general and administrative expenses were $2,634,394, compared to $2,303,193 for the three months ended September 30, 2003, or an increase of 14.0%. Contributing to this increase was $165,000 incurred as part of our compliance efforts required by the Sarbanes Oxley Act of 2002. In addition, we increased our allowance for doubtful accounts in the amount of $202,000.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $7,511,265, compared to $6,984,811 for the nine months ended September 30, 2003, an increase of 7.5%. In addition to the incremental costs incurred for the three months ended September 30, 2004 as mentioned above, we incurred an increase of legal fees of $98,000 related to litigation in the nine months of 2004 over the legal fees incurred in the nine months of 2003.

Selling, general and administrative expenses specifically allocated to the International XTRAC segment decreased for the three and nine months ended September 30, 2004 compared to the same periods in 2003 due to a decrease in warranty expenses, which were driven by improved reliability in our XTRAC laser systems. In the Surgical Services segment, the increase in specifically allocated selling, general and administrative expenses for the three and nine months ended September 30, 2004 over 2003 was primarily related to higher commission expense on increased revenues and additional training and staff education.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2004 increased to $428,206 from $418,331 for the three months ended September 30, 2003. Engineering and product development expenses for the nine months ended September 30, 2004 increased to $1,325,399 from $1,295,397 for the nine months ended September 30, 2003.

Allocations of the California facility engineering and product development expenses between the Domestic and International XTRAC Segments are based upon the planned manufactured output of XTRAC lasers for the year.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2004 increased to $47,189, as compared to $3,300 for the three months ended September 30, 2003.

Net interest expense for the nine months ended September 30, 2004 increased to $66,297, as compared to $44,738 for the nine months ended September 30, 2003.

The increases in the three and nine month periods in 2004 from 2003 were a direct result of draws on our lease line of credit during the second and third quarter of 2004. The initial draw on the lease line of credit in the second quarter of 2004 was used in part to replace an expired $1,000,000 bank line of credit.

Net Loss

The aforementioned factors resulted in a net loss of $1,155,809 during the three months ended September 30, 2004, as compared to a net loss of $1,912,920 during the three months ended September 30, 2003, a decrease of 39.6%. The aforementioned factors resulted in a net loss of $3,726,052 during the nine months ended September 30, 2004, as compared to a net loss of $5,273,352 during the nine months ended September 30, 2003, a decrease of 29.3%. These decreases were primarily the result of the increase in revenues and resulting gross margin.

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations through the use of working capital provided from equity financing and from lines of credit. From September 1997 through May 2003, we issued certain securities, including shares of our common stock and other securities convertible or exercisable into shares of common stock, in order to finance our business operations.

On May 28, 2003, we closed on a private placement for 5,982,352 shares of common stock at $1.70 per share resulting in gross proceeds of $10,170,000. The closing price of our common stock on May 28, 2003 was $2.07 per share. In connection with this private placement, we paid commissions and other expenses of $692,454, resulting in net proceeds of $9,477,546. In addition, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term and became exercisable on November 29, 2003. We are using the proceeds of this financing to pay for working capital and other general corporate purposes.

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

At September 30, 2004, the ratio of current assets to current liabilities was 2.31 to 1.00 compared to 2.37 to 1.00 at December 31, 2003. As of September 30, 2004, we had $8,022,352 of working capital compared to $8,655,544 as of December 31, 2003. Cash and cash equivalents were $5,211,981 as of September 30, 2004, as compared to $6,633,468 as of December 31, 2003.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements through the third quarter of 2005. The 2004 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC system based on the recent approval of applicable reimbursement codes and wider insurance coverage in the United States and continuing costs savings from the integration of the combined companies. We cannot assure that our business plan will not encounter obstacles which may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us. In such an event, we would further restructure our plans and operations to seek to balance cash inflows and outflows.

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

We obtained a $2,500,000 leasing credit facility from GE Capital Corporation on June 25, 2004. We liquidated the line of credit assumed in the SLT acquisition by means of the GE leasing line of credit. The GE credit facility has a commitment term of three years, expiring on June 25, 2007. We account for each draw as funded indebtedness taking the form of a capital lease. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which we have sold to GE and leased back for continued deployment in the field. The draw is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each draw is discounted by 7.75%. The first monthly payment is applied directly to principal. With each draw, we have agreed to issue warrants to purchase shares of our common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of our common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw.

As of September 30, 2004, we had made two draws against the line. The first draw was made on June 30, 2004 for $1,536,950. The stated interest rate was 8.47%; the effective cost of funds, taking into account the cost of the warrants, the discount and other terms, we calculate to be 17.79%. We issued warrants to purchase 23,903 shares of common stock with an exercise price of $3.54 per share. The warrants have been valued under a Black-Scholes model at $62,032, with the following underlying assumptions: life of warrants, 5 years; risk-free rate, 3.810%; and volatility, 99.9%. The second draw was made on September 24, 2004 for $320,000. The stated interest rate was

7.97%; the effective cost of funds, taking into account the cost of the warrants, the discount and other terms, is calculated to be 17.41%. We issued warrants to purchase 6,656 shares of common stock with an exercise price of $2.64 per share. The warrants have been valued under a Black-Scholes model at $13,489, with the following underlying assumptions: life of warrants, 5 years; risk-free rate, 3.695%; and volatility, 100%.

For reporting purposes, the carrying value of the liability at the time of draw is reduced by the value ascribed to the warrants and the 7.75% discount.  This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

Operating cash flow for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 improved mostly due to a $2,188,102 increase in revenues. This resulted in net cash used in operating activities of $2,677,305, for the nine months ended September 30, 2004, compared to $4,013,293 for the same period in 2003. In the nine months ended September 30, 2004, changes in operating assets and liabilities used $557,879 of cash compared to the $685,136 usage of cash for the same period in 2003.

Net cash used in investing activities was $1,708,090 and $1,423,116 for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003, we utilized $1,021,766 and $1,389,375, respectively, for production of our lasers in service.

Net cash provided by financing activities was $2,963,908 and $9,573,045 for the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004 we received $3,185,305 from the exercise of options and warrants and a net increase of $654,427 from the termination of the bank line of credit and the initiation of the lease line of credit from GE. These increases were partially offset by $776,961 for the payment of certain notes payable and capital lease obligations. In the nine months ended September 30, 2003, we received $9,477,546 from the issuance of common stock.  In addition we received $2,000,000 from the release of restrictions of cash related to SLT’s prior credit facility. These receipts were offset by a net payment of $1,770,268 on the bank line of credit, and $657,263 for the payment of certain debts.

We expect to incur operating losses in fiscal 2004 because we plan to spend substantial amounts on securing broader reimbursement for psoriasis by private healthcare plans and in expanding, in controlled fashion, our operations, both in phototherapy and in surgical services. We expect, based on our current business plan and our present outlook, that we will have the resources to market our current products and services through the third quarter of 2005. Nevertheless, we cannot assure you that we will market any products successfully, operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

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

Commitments and Contingencies

During the nine months ended September 30, 2004, there were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2003 annual financial statements included in our Annual Report on Form 10-K. We have concluded arrangements to continue through June 30, 2005 our facility in Carlsbad, California under generally the same terms and conditions as presently prevail. In addition, we have no significant off-balance sheet arrangements.

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

ITEM 4.  Controls and Procedures

At the end of October 2003 and prior to the release of our results and the filing of the Form 10-Q for the quarter ended September 30, 2003, our independent auditors identified an issue related to certain transactions for which we had initially recorded revenue in our internal consolidated financial statements on shipments of lasers to a master international distributor in the third quarter of 2003.  Following the same analysis we had made for shipments made in the second quarter to the distributor, we initially had determined that such shipments made in the third quarter were collectible, based on the reputations of the principals of the distributor and on extensive conversations we had had with other suppliers of the distributor. Our independent auditors noted, however, that the adjustment in the third quarter of the contractual payment terms provided to the distributor in the second quarter suggested that the distributor might not have the ability to pay for the laser units until the distributor collected amounts due from its customers. Augmenting their concern was that the total credit then extended to the distributor would be material to the related financial statements.

Our auditors requested additional information regarding the financial capability of the distributor. We requested further assurance from the distributor that it had independent means to pay the receivables. We obtained further relevant information from the distributor, which had been initially unavailable to our management. Based on our independent auditors’ review and analysis of information provided by our distributor relating to the collectibility of the revenue from shipments to this distributor, our independent auditors recommended that the revenue related to these particular shipments should be accounted for utilizing the “sell-through” method of accounting, provided the other criteria for revenue recognition under applicable accounting standards were met. The issue was discussed with management and with our Audit Committee. Upon consideration of the facts relevant to the issue, management and the Audit Committee subscribed to the position of our auditors that shipments should be accounted for under the “sell-through” method when collection could not be demonstrated to be more probable than non-collection. We therefore did not recognize $260,000 of sales for shipments made to this distributor in the third quarter of 2003. Additionally, based upon the guidelines of Staff Accounting Bulletin No. 99 and APB No. 28, we offset third quarter 2003 revenues by $281,000 for shipments made in the second quarter of 2003. We applied the same analysis with respect to all laser shipments, both foreign and domestic and imposed the “sell-through” method in appropriate cases. Under such method, sales would be recognized only when we had been paid the full amount due. We recognized revenue of $310,000 in the first quarter of 2004 and $110,000 in the second quarter of 2004 as a result of collections from units shipped in 2003 to the master distributor.

Based on the foregoing during the fourth quarter of 2003, we immediately implemented a revised internal control procedure to enhance the determination of the collectibility of receivables from sales to all of our distributors - both for our then current distributors and customers (including new and past distributors and customers) and as a policy on an ongoing basis for prospective distributors and customers. We determined going forward that, if we were to record revenues other than on payment in full of receivables, we would rely primarily on strong, objective evidence of a customer’s ability to pay on a case-by-case basis. We considered that the best evidence with respect to discrete laser sales would be a letter of credit or payment in advance. Other evidence could be in the form of past payment records, third party credit reports, bank references, recent customer financial statements and industry/trade references.  We also re-evaluated the various factors, and the relative weights we ascribe to these factors, which we take into account in determining collectibility. We further implemented these improvements to our internal controls and procedures by seeking to obtain such information with respect to all of our distributors and customers to whom we were selling our lasers. Senior management individually reviews each transaction.

Our auditors notified us that they had determined that there was a material weakness in our internal controls related to recognition of revenue on the sale of lasers under the collectibility criterion of Staff Accounting Bulletin No. 104 relating to the discrete sales of lasers. This material weakness related to the revenue recognition policy in our dealings with the specific distributor which had been raised in connection with the third quarter 2003 Form 10-Q. As described in the preceding paragraph, we developed and implemented improvements in our internal control procedures with respect to the analysis of the collectibility of receivables from sales of our lasers, not only with the specifically identified distributor, but with respect to all of our then current and prospective distributors and customers. These general policy improvements in our internal control procedures were implemented as of December 31, 2003.

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and as of each of the quarters ended June 30, 2004 and March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

In making this evaluation, we considered the material weakness identified by our independent auditors relating to our internal controls as they relate to recognition of revenue on the sale of lasers under the collectibility criterion of Staff Accounting Bulletin No. 104. In connection with this evaluation, we also considered the development and implementation of improvements in our internal control procedures described above with respect to the identified weakness.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that as of the end of the fiscal quarter covered this report, the disclosure controls and procedures were designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 or in the quarters ended June 30, 2004 or March 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

With regard to the identified material weakness, we did not restate any financial results for any prior periods and believe that the identified material weakness did not have any material effect on the accuracy of our financial statements prepared with respect to any prior fiscal period.

We are presently undertaking an analysis of our internal controls, as required by Section 404 of the Sarbanes Oxley Act of 2002.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2003 for descriptions of our legal proceedings.

In the action brought by the Company against Edwards Lifesciences Corporation and Baxter Healthcare Corporation in the Superior Court for Orange County, California, the Defendants had demurred to the Company’s complaint, seeking dismissal on several grounds, and the Company filed its opposition to the demurrer. The Court has denied the Defendants’ demurrer. The Defendants have answered the Company‘s complaint, citing numerous defenses but bringing no counterclaims.   The court has targeted trial for May 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

In connection with the execution of the Master Asset Purchase Agreement with Stern Laser srl, we issued to Stern 92,464 and 21,413 shares of our restricted common stock on September 2004 and September 17, 2004, respectively. Under the terms of the Agreement, the shares were valued at $200,000 and $50,000, respectively. We intend to register 700,000 shares of our common stock, including the 113,877 shares issued to Stern in connection with the closing of the Master Agreement and an additional 586,123 shares which we may issue in the future to Stern to satisfy some or all of the obligations we may have to Stern under the terms and conditions of the Master Agreement.

On September 24, 2004, in connection with our second draw under the credit facility, we issued to GE warrants to purchase 6,656 shares of common stock. The warrants have an exercise price of $2.64 per share, have a five-year term and are exercisable immediately.

We believe that all of the foregoing issuances of securities were exempt from registration under the Securities Act of 1933, as amended.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matter to a Vote of Security Holders

None.

ITEM 5.  Other Information

On October 27, 2004 our Audit Committee adopted an Amended and Restated Charter Audit Committee Charter. The charter is available on our website at www.photomedex.com. This website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this report.  A copy of the charter has been attached as Exhibit 99.1 to this report.

ITEM 6.  Exhibits

10.43	Master Asset Purchase Agreement dated September 7, 2004 between Stern Laser srl and PhotoMedex, Inc. (1)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Charter of the Audit Committee, as of October 27, 2004

——————

(1)  Filed as part of our Current Report on Form 8-K, filed on September 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date:  November 9, 2004

By:  /s/  Jeffrey F. O’Donnell

     ————————————————

       Jeffrey F. O’Donnell

       President and Chief Executive Officer

Date:  November 9, 2004

By:  /s/  Dennis M. McGrath

     ————————————————

       Dennis M. McGrath

       Chief Financial Officer