Form 10-Q/A
period 2004-09-30
PHOTOMEDEX INC
filed 2004-11-24
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10 – Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A(“Form 10-Q”) of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) originally filed with the Securities and Exchange Commission on November 9, 2004, is being filed solely for the purpose of amending and restating in its entirety Part I, Item 4 (Controls and Procedures) and to update the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2 (including corrected Exhibits 31.1 and 31.2). The remainder of the Form 10-Q, is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 reflects only the changes discussed above. No other information included in the original Form 10-Q, including our financial statements and the footnotes thereto, has been modified or updated.

PART I – Financial Information

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

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

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

Based on these evaluations, our chief executive officer and chief financial officer concluded that as of the end of the periods covered by each of these reports, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – Other Information

ITEM 6.  Exhibits

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

Date:  November 24, 2004

By:  /s/  Jeffrey F. O’Donnell

     ————————————————

       Jeffrey F. O’Donnell

       President and Chief Executive Officer

Date:  November 24, 2004

By:  /s/  Dennis M. McGrath

     ————————————————

       Dennis M. McGrath

       Chief Financial Officer

5