Form 10-K
period 2004-12-31
PHOTOMEDEX INC
filed 2005-03-16
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The number of shares outstanding of our common stock as of March 15, 2005, was 40,168,549 shares. The aggregate market value of the common stock held by non-affiliates (39,509,458 shares), based on the closing market price ($2.42) of the common stock as of March 15, 2005 was $95,612,888.

i

Certain statements in this Annual Report on Form 10-K, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation, (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

PART I

Item 1.   Business

We are a medical device company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers. We engage in the development and marketing, domestically and internationally, of proprietary excimer laser and fiber optic systems, known as the XTRAC® laser system, or the XTRAC, a 308 nanometer (nm) excimer laser for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We also engage in the development, manufacture and sale of surgical products, including proprietary contact and free-beam laser systems for surgery in such venues as hospitals, surgi-centers and doctors offices. We offer a wide range of surgical laser services on a turn-key procedural basis, including urology, gynecology, orthopedics and general surgery.

We have a pending acquisition of ProCyte Corporation which we discuss in Item 9B, Other Information.

Phototherapy Lasers: an overview

We have developed and continue to develop proprietary excimer laser and fiber optic systems and techniques with dermatological applications, with Food and Drug Administration, or FDA, concurrence to market the XTRAC laser system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. We are also developing our technology for the treatment of other skin disorders. In August 2003, the FDA granted 510(k) clearance for the XTRAC XL Plus, an upgraded version of the XTRAC excimer laser system. The upgrade improved the reliability and functionality of the laser. In October 2004, the FDA granted 510(k) clearance for the Ultra™ excimer laser system, a downsized, high-performance upgrade of the XTRAC XL Plus. Subsequent references to the XTRAC include the XTRAC XL Plus and the Ultra.

The Current Procedural Terminology (CPT) Editorial Board of the American Medical Association, or AMA, has issued reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory diseases, which includes laser therapy using our XTRAC system to treat such conditions. The designation for laser treatment for inflammatory skin disease (psoriasis) was broken into three distinct codes, based on the total skin surface area being treated. The Centers for Medicare and Medicaid Services (CMS) has published the relative values and national Medicare reimbursement rates for each of the three CPT codes.

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

Treatment of psoriasis commonly follows a step approach with topical therapy as a first-step, phototherapy as second-step, and systemic medications reserved for when all other treatments fail. The clinical body of evidence developed by PhotoMedex and others supports the use of the 308-nm excimer laser as safe and effective for localized plaque-type psoriasis resistant to other first-step therapies, such as topical creams and ointments. In addition, an economic analysis completed in December 2003 has demonstrated that the addition of excimer laser treatment results in no expected cost increase to the payer. Further, this analysis demonstrates the cost-effectiveness of the excimer laser is superior due to the increased number of expected disease-free days and remission days.

As a part of our commercialization strategy in the United States, we are providing our XTRAC system to targeted dermatologists at no initial capital cost to them. We own the equipment and charge the dermatologists on a per-treatment basis for use of the XTRAC system. We believe that this strategy, combined with more widespread insurance reimbursement, will create attractive incentives for these dermatologists to adopt our XTRAC system and will accelerate further market penetration. We expect to receive a recurring stream of revenue from per-treatment charges to dermatologists for use of our XTRAC system. Outside of the United States, our strategy is primarily selling XTRAC systems directly to dermatologists through our distributors, but we intend to supplement this strategy by providing XTRAC systems to dermatologists in selected foreign markets with a usage-based revenue stream shared between our distributors and us.

Background on Psoriasis

Psoriasis is believed to be a non-contagious, autoimmune medical disorder and a chronic inflammatory skin disease affecting more than 7 million Americans and between 1% and 3% of the world's population. There is no known cure for psoriasis. Although clinical symptoms and severity vary greatly between individuals over periods of time, psoriasis appears most commonly as inflamed swollen lesions covered with silvery white scales. Psoriasis patients often suffer from debilitating and painful swelling, itching, bleeding, cracking and burning, resulting in decreased mobility, depression and low self-esteem. The National Psoriasis Foundation, or NPF, estimates that, in the United States, dermatologists treat over 1.5 million psoriasis patients each year.

While the exact cause of the disease remains unknown, the emerging consensus among scientists and physicians characterizes psoriasis as an autoimmune medical disorder in which excessive "T" cell stimulation in skin cells activates an inflammatory response and excessive skin cell production. The disease causes the rate at which skin cells are produced and pushed to the outer skin layer to increase seven-fold, from every 28 days to every two to four days. The body cannot shed the skin cells fast enough and this process results in patches, or "lesions," forming on the skin's surface. Psoriasis cases are classified as mild (less than 2% of the body's surface area affected and usually localized on the knees, elbows, scalp, hands and feet), moderate (between 2% and 10% of the body's surface area affected and usually appearing on the arms, legs, torso and head) and severe (greater than 10% of the body's surface area affected and potentially involving all areas of the skin). Our initial target market is patients with mild to moderate psoriasis that represent 80% of all psoriasis cases.

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

Currently, psoriasis is treated with topical treatments (such as skin creams and ointments), phototherapy and systemic drugs. In addition, a new category of drugs have recently been added which are commonly referred to as biologics. Treatment of psoriasis commonly follows a step approach with topical therapy as first step, phototherapy as second step, and systemic medications or biologics reserved for when all other treatments fail.

Topical Treatments. Although physicians generally use topical therapy as a starting point for the treatment of psoriasis, regardless of its severity, it is typically recommended for patients with mild and moderate psoriasis. The most commonly used topical treatment is corticosteroids that are demonstrated to reduce inflammation and itching and inhibit cell proliferation. Existing topical treatments have shown efficacy for relatively short periods of time in only 45% of patients. Frequent recurrence of the disease associated with topical therapies results in a high number of required treatments, making topical therapies relatively inconvenient. In addition to inconvenience and inherent messiness, topical therapies may cause numerous side effects including thinning skin, irritation, burning, skin discoloration and light sensitivity. The anticipated annual cost to treat a patient from a third-party payer perspective, including those who fail the most common topical combination therapy and are provided a currently available second-step therapy, is approximately $2,340.

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

Systemic Drugs. These drugs are called "systemic" because they work throughout the body to treat psoriasis, rather than only on top of the skin. They include the prescription drugs methotrexate, cyclosporine and oral retinoids.

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

Biologics. According to the NPF, several of the new treatments available to treat severe psoriasis (about 10 - 15% of psoriasis cases) and psoriatic arthritis, called "biologics," are made from living sources, such as viruses, animals and people. Unlike other systemic drugs, biologics must be injected or infused into the body, rather than taken orally. These new drugs target very specific parts of the immune response.

Alefacept (brand name Amevive) is designed to block a misstep in the immune system--the activation of T cells. Activated T cells fuel the development of psoriatic lesions by causing skin cells to develop and mature at an accelerated rate. Amevive became available to consumers in February 2003. Amevive reduces immune cell counts, which could increase the chance for developing infection or malignancy. The results of clinical studies demonstrate some improvement in symptoms, with about 42% of patients achieving PASI 50 and about 21% achieving PASI 75 two weeks after the 12 week treatment. “PASI” is an acronym for Psoriasis Area and Severity Index, the standard benchmark for measuring psoriasis.

Efalizumab (brand name Raptiva) is an antibody that is most similar to other human antibodies so it can slip under the immune system's radar without being marked as "foreign." Once inside, Raptiva blocks immune system reactions that lead to the formation of psoriastic lesions. Raptiva became available to consumers in October 2003. Raptiva can decrease the activity of the immune system. People using Raptiva may have an increased chance of getting serious infections and certain cancers. However, the role of Raptiva in the development of cancer is not known. The results of clinical studies demonstrate some improvement in symptoms, with 52-61% of patients achieving PASI 50 and 22-37% achieving PASI 75 after three months.

These drugs are large protein molecules that would be digested, if taken orally. In that way, they are similar to etanercept (brand name Enbrel) and infliximab (brand name Remicade), which are used to treat psoriatic and rheumatoid arthritis and which must be given by injection. Enbrel is approved for psoriatic arthritis, but it also may be effective to treat psoriasis itself. It is given by subcutaneous injection two times a week. Remicade is approved for rheumatoid arthritis, but it also seems effective for psoriasis. It is given intravenously over two to four hours.

The NPF reports that annual treatment costs using biologics generally exceed $10,000 to $12,000.

Our Solution for Psoriasis

The XTRAC 308 nanometer (nm) excimer laser has emerged as an important treatment option for patients with stable localized mild-to-moderate plaque psoriasis (about 80% of psoriasis cases), especially for patients whose plaques are recalcitrant to topical therapy. We believe our XTRAC system should become a preferred treatment modality for the majority of patients suffering from psoriasis. The XTRAC excimer laser offers numerous benefits to the patient, the physician, and the third-party insurance payer, including:

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

•	Most patients (84%) will obtain significant improvement (>75%) with 6 to 10 treatments (2 treatments per week for 3 to 5 weeks). These results have been demonstrated to be long lasting as well, with mean remission rates reported from 3.5 to 6 months.

•	The excimer laser also has an established cost-effectiveness profile. A clinical economic analysis, which was completed in 2003, has demonstrated that the addition of excimer laser treatment results in no expected cost increase to the payer. Additionally, the annual cost of excimer laser treatment is comparable to or less than other standard “Step 2” psoriasis treatment modalities, such as phototherapy treatment alternatives or alternative topical therapies. In addition, the cost-effectiveness of the excimer laser is superior due to the increased number of expected clear days.

•	The acceptance of this procedure has been established by the American Medical Association through the establishment of three specific CPT codes describing this procedure (96920, 96921, 96922), as well as the establishment of Relative Value Units adopted by CMS.

•
Numerous private payers and CMS carriers have recognized the clinical and economic merits of this treatment and have adopted medical coverage policies endorsing its use. In addition, approximately 50,000 excimer laser psoriasis procedures have been performed in the United States in 2004 and approximately 30,000 in 2003 (since the issuance of relevant CPT codes), and approximately 108,000 such procedures have been performed since 2001.

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

Our Solution for Atopic Dermatitis

In August 2001, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of atopic dermatitis. Atopic dermatitis is a common, potentially debilitating condition that can compromise the quality of life for those it affects. The condition appears as chronic inflammation of the skin that occurs in persons of all ages, but is reported to be more common in children. Skin lesions observed in atopic dermatitis vary greatly, depending on the severity of inflammation, different stages of healing, chronic scratching and frequent secondary infections. It is reported that atopic dermatitis affects some 10% of children in the United States alone, and more than $364 million is spent annually in the treatment of this disease. Treatment options include corticosteroids, which can have negative side effects, and UVB phototherapy. The use of UVB phototherapy in the treatment of atopic dermatitis has been shown effective in published studies. Because of the controlled and targeted application provided by our XTRAC laser, large areas of healthy skin are not exposed to UVB light from the XTRAC laser and the corresponding potentially carcinogenic effect of other phototherapy treatments. We believe that the XTRAC system could be an alternative protocol for treating atopic dermatitis effectively. However, we do not intend to undertake clinical research that would clarify such an alternative protocol until we have secured our primary goal - wider private-payer reimbursement for psoriasis.

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

Our Business Strategy

Our short-term goal is to establish the XTRAC system as a preferred treatment modality for psoriasis and other inflammatory skin disorders through persuasive clinical evidence and widespread private healthcare reimbursement. Our longer-term goal is to be a world-class provider of highest quality, cost-effective, medical technologies, including photo-medicine and surgical procedures delivered in doctors’ offices, hospitals and surgical centers. The following are the key elements of our strategy:

Establish Our XTRAC System as a Preferred Treatment Modality for Psoriasis and Other Inflammatory Skin Disorders. Several opinion leaders in the dermatological community have endorsed our XTRAC system as a preferred treatment modality for the majority of psoriasis and vitiligo patients. We are using these endorsements to accelerate the acceptance of our XTRAC system among dermatologists. We have also developed a set of medical practice tools, such as patient education videos, patient letters, sample press releases, point-of-sale displays and other advertising literature, to assist the dermatologist in marketing our XTRAC system.

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

Increase Installed Base of Our XTRAC Systems by Minimizing Economic Risk to the Dermatologist. In the United States, we place our XTRAC system in dermatologists' offices free of charge. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating an inherent economic risk to them. We also intend to ultimately market our XTRAC system in this manner outside of the United States in combination with continuing to sell XTRAC systems directly to dermatologists in foreign markets through distributors.

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

Sell the XTRAC System in Foreign Countries to be Utilized to Treat Patients on a Wider Basis. We have entered into a number of distribution relationships or agreements with respect to the proposed sale of the XTRAC system on an international basis. We have chosen this marketing approach over a direct marketing approach because of the varying economic, regulatory, insurance reimbursement and selling channel environments outside of the United States. We intend to enter into additional agreements in other countries. However, we cannot be certain that our international distributors will be successful in marketing the XTRAC system outside of the United States or that our distributors will purchase more than the minimum contractual requirements or expected purchase levels under these agreements or relationships. Our international strategy also includes placing XTRAC systems with dermatologists to provide us a usage-based revenue stream. To date, no units have been placed in international markets that provide a usage-based revenue stream.

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

Achieve Widespread Private Healthcare Reimbursement. The Centers for Medicare and Medicaid Services (CMS) published national Medicare rates, effective January 1, 2003, for the newly established laser reimbursement codes for inflammatory skin disorders such as psoriasis. A data compendium of clinical and economic evidence establishing the XTRAC as safe, efficacious, and cost-effective, was mailed to virtually all insurance plans in the United States between December 2003 and February 2004. A critical component of the mailing was a psoriasis health economic study, which concluded that the overall clinical impact of the XTRAC excimer laser has proven to be outstanding for expected treatment-free days and remission days. Further, it stated the expected costs are lower than those for other phototherapies and comparable to the most commonly used second-step topical alternatives. Because total expected annual per-patient costs, with or without XTRAC, are equivalent for patients who start on combination first-step therapy, payers bear no incremental procedure cost if the excimer laser is included in the overall mix of second-step care. The data contained therein supports the establishment of medical policies by private healthcare reimbursement plans for the treatment of mild to moderate psoriasis. We are developing wider private healthcare reimbursement arrangements through this marketing effort, but can give you no assurances to increasing this effect.

Our XTRAC System

Our XTRAC system combines the technology of an excimer laser, or "cold" laser system (already in use for a variety of medical and cosmetic treatments), with the use of ultraviolet light therapy. The XTRAC system applies a concentrated dose of UVB radiation directly to diseased skin at a higher intensity than traditional ultraviolet light therapy. Our XTRAC system utilizes a 308 nm light wavelength, which studies have shown to be the optimal wavelength to treat psoriasis effectively. Our XTRAC system consists of the laser, which is mobile, and a hand piece attached to the laser by a liquid light guide or by a fiber optic cable, which are designed to permit direct application of the ultraviolet light to psoriasis-affected skin.

Between March 1998 and November 1999, we initiated five clinical trials of our XTRAC system at Massachusetts General Hospital. Our objective in these clinical trials was to compare our XTRAC laser technology with standard ultraviolet light therapy in the treatment of psoriasis. In January 2000, we received a 510(k) clearance to market the XTRAC system from the FDA based on the clinical results from these trials. The Massachusetts General Hospital clinical trial, which involved 13 patients, concluded that our XTRAC laser made it possible to treat psoriasis effectively in one session with moderately long remission. The study also concluded that the number of treatments to remission depended largely on the intensity of the ultraviolet light used, finding that medium intensities seemed to provide the best results with a superior balance between quick clearing and patient comfort. We supported the clinical trials with research grants of approximately $954,000.

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

In 2001, we received clearance to market our XTRAC system for the treatment of vitiligo and atopic dermatitis, and in 2002 for the treatment of leukoderma. Overall, approximately 37 clinical studies have validated the clinical efficacy of our phototherapy treatments and have advanced the insurance reimbursement process.

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

A dermatologist generally takes delivery of our XTRAC system under the terms of our standard usage agreement. Our agreements do not provide the dermatologist with any purchase options. Title to the lasers remains either in our name or in the name of a third-party who may hold title as a security device within the context of an equipment financing transaction. There is no fixed amount that is to be paid over pre-set intervals of time by the dermatologist. We reserve the right to remove the laser unit from a dermatologist’s office if the parties’ economic expectations from the onset of the placement are not borne out.

Payment for access codes is usually set for 60 days. The agreement does not provide for delay in payment based on third-party reimbursement.

The agreements do not provide for minimum purchase amounts. If a dermatologist treats fewer patients than the dermatologist or we had expected at the onset of the agreement, we would be entitled to cancel the agreement and take back the laser. Our agreements do not require the purchases of disposable products or similar items from us. We make available various accessory products (e.g. canisters of xenon chloride gas, subject to a special, proprietary formula tied to the specifications of the XTRAC laser), but do not require the purchase of set amounts of such items. However, we insist that only our qualified technicians maintain the lasers and that the physicians observe the instructions for use for the laser.

The dermatologist has the right to purchase pre-paid treatments, which are generally ordered telephonically and added to the laser’s computer by way of a random access code obtained from us and input by the dermatologist. These purchased treatments may be used for multiple treatments for the same or different patients, for psoriasis, vitiligo, atopic dermatitis or leukoderma. A single treatment is then deducted from the laser’s computer upon patient treatment. The dermatologist retains any revenue received from patients or their medical insurance providers.

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

International Commercialization of Our XTRAC System

Our international marketing plan is based on the sale of our XTRAC system through independent, exclusive distributors. We have relationships with distributors and end users in more than 30 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to expand our products in more countries in these markets. In some countries, we anticipate developing relationships similar to those in the United States, whereby we, acting through our distributors, place a laser system in the doctor's office for free or at minimal cost, charge the doctor a per-procedure fee and share the revenue stream with the distributor. We have only recently begun to enter into such relationships.

Surgical Products and Services: an overview

We market lasers used in surgery in such venues as hospitals, surgi-centers and doctors offices. We did this through our wholly-owned subsidiary, SLT. We continue these businesses under the trademark of SLT and trade name of Surgical Innovations & Services. We market many of our surgical laser products using a similar business model to the marketing of our excimer laser products by charging a per-procedure fee, thereby limiting the initial outlay to the customer for capital expenditure, while ensuring continued revenue flow to us. We offer a wide range of laser services in various specialties, including urology, gynecology, orthopedics and general surgery. We are currently marketing such services under the trade name PhotoMedex Surgical Services. We also provide products that we manufacture for use in our surgical services business.

We also engage in the development, manufacture and sale of surgical products, including proprietary Contact and free-beam Laser Systems for surgery and in the provision of surgical services on a turn-key procedural basis. We introduced Contact Laser™ surgery by combining proprietary Contact Laser Delivery Systems with an Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. Our Contact Laser Delivery Systems can be used effectively with any wavelength of laser between 532nm and 1064nm, including the KTP laser (532nm), diode laser (various wavelengths) and Nd:YAG laser (1064nm). We are currently marketing such products under the trade name PhotoMedex Surgical Products.

Our proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. Through our patented Contact Laser Delivery Systems, we are able to produce a wide range of temperature gradients, which address a broad range of surgical procedures within multiple specialties. Our multiple-specialty capability reduces a hospital’s need to purchase several lasers to meet its specialists’ varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control that our Contact Laser Delivery Systems provide, are our primary competitive strengths in surgical products.

During 2001, we introduced the LaserPro CTH holmium laser, a versatile and compact holmium laser for lithotripsy, or fragmentation of calculi of the genito-urinary tract, as well as a broad range of other surgical applications. We also introduced a line of fiber-optic laser delivery systems to be used with the holmium laser. This laser has been used in the provision of surgical services and has also been offered for sale. In 2004, we introduced our new CO2 laser system as well as our own diode laser system, which we anticipate over time will replace the Nd:YAG laser.

Our surgical revenues will thus continue to be generated primarily from:

•	the provision of surgical services;

•	the sale of Contact Laser Delivery Systems and related accessories;

•	the sale of Nd:YAG and CTH holmium laser units; and

•	the sale of CO2 and diode units, and related service.

Our Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from our Nd:YAG or diode laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel. These delivery systems can also be used with the laser systems of certain other manufacturers. Our holmium laser delivery systems consist of fiber-optic delivery systems, which deliver the laser beam from our CTH holmium laser unit to the surgical site. The CO2 laser system does not use a fiberoptic and therefore will have less of a recurrent revenue steam. However, we anticipate that in conjunction with sales of the CO2 laser, we will sell more of our CO2-related accessories.

Surgical Services

We provide our customers with the ability to utilize our laser systems, as well as those of other companies, on a per-procedure basis. We provide these services through field technicians, called clinical support specialists, for a variety of surgical procedures utilizing various laser technologies. The per-procedure prices we charge for surgical services vary based on the surgical procedure performed.

Our primary competitive strengths in surgical services are in the training we provide to our clinical service specialists, our adherence to quality standards and our ability to integrate products which we manufacture into the range of services we provide. These strengths allow us to provide multiple specialty capability on a cost-effective basis, which in turn reduces or eliminates a hospital’s need to purchase laser systems, associated delivery systems and clinical support to meet its professionals’ requirements.

Most of our operations in surgical services are in the southeastern states of the United States. We also have operations in Milwaukee, Baltimore-Washington DC and Philadelphia areas. We intend to continue to expand the territory where we provide such services and shall explore how we may expand the range of surgical procedures, which we can support. We see surgical services as a business with favorable prospects for revenue growth.

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

The laser units feature a modular design that allows the customer to upgrade from the 25-watt laser to the 40-watt or Dual laser and from the 40-watt laser to the Dual laser. This modularity provides the customer the flexibility and versatility to change its laser system easily to meet its changing surgery needs. We have discontinued production of the 100-watt unit but will continue in the near term to refurbish such units. In 2004, we began phasing out the other CLMD units and replacing the line with our diode laser unit.

We market the CTH holmium laser unit for use with fiber-optic laser delivery systems. The laser unit is 20-watts to tissue, and includes a variable speed foot pedal for improved control of energy. It has a superior duty cycle. The delivery systems are re-useable.

The diode laser unit can provide up to 20 watts of power to tissue. The laser has three versions, depending on which wavelength the user desires to be installed in the laser. The wavelengths are 810-nm, 940-nm and 980-nm. The laser unit is small and portable, but also is designed to be rugged and dependable. Acting as an original equipment manufacturer (OEM), we have provided the diode laser to third parties to market in specialties lying outside our area of focus. We expect to cultivate more such relationships in the future.

The CO2 laser unit can provide up to 30 watts of power to tissue at a wavelength of 10,600-nm. Like the diode, the CO2 laser is readily transportable and has been designed for dependable use. This laser was also designed to work seamlessly with a line of premiere CO2 accessories, including the Unimax® micromanipulator, which we acquired from Reliant Technologies. As in the case of the diode laser, we have in the case of the CO2 laser undertaken discussions to supply the laser on an OEM basis to third parties.

The holmium, diode and CO2 lasers are marketed under the trademark ”LaserPro.”

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

Marketing

As of March 15, 2005, our sales and marketing organization included 17 full-time employees in North America, seven of whom are direct account representatives serving the United States market. We pay our direct sales force employees a salary plus commission. We have one international marketing representative who markets our XTRAC system to distributors worldwide and one international marketing coordinator, both of whom are based in North America.

In the past, our revenues from phototherapy, derived predominantly from sales of lasers to our international distributors. With increasing U.S. reimbursement, domestic dermatology revenue has increased significantly and our plan is to continue to increase significantly our revenues in the United States from a rollout of laser placements in doctors’ offices and earn revenues from per-procedure fees. The timing and scale of the rollout are dependent on gaining widespread private healthcare plan reimbursement for psoriasis.

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

The time between identifying a U.S. customer for the XTRAC system and placing a unit with the customer can be from one to several months. The length of the sales cycle for a laser unit, whether an excimer unit sold internationally or one of our surgical lasers, varies from one month to one year, with the average sale or placement requiring approximately six months. The length of the sales cycle for the provision of surgical services can range from immediate to several months depending on the services desired.

Our sale and post-sale support personnel includes regional managers and clinical support specialists and marketing and technical personnel. We train the regional managers and clinical support specialists in the utilization of our products and services, which allows them to provide clinical consultation regarding safety, efficacy and clinical protocols. Our marketing and technology personnel provide our link to the customer to create innovative solutions and identify new applications and product opportunities. In some areas of the United States, we use independent distributors to provide this support for surgical products.

Manufacturing

We manufacture our phototherapy products at our 11,500 sq. ft. facility in Carlsbad, California and our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. Our Carlsbad, California lease expires June 30, 2005. We anticipate relocating the facilities to a new location prior to that lease expiration. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.

We manufacture most of our own components and utilize certain suppliers for the manufacture of selected standard components and subassemblies, which are manufactured, to our specifications. Most major components and raw materials, including optics and electro-optic devices, are available from a variety of sources. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our instruments are manufactured in accordance with FDA Quality System Requirements and the comparable requirements of the European Community.

Research and Development

As of March 15, 2005, our research and development team included three full-time research employees and 12 engineers. We conduct our research and development activities at both of our facilities in Carlsbad, California and Montgomeryville, Pennsylvania. Our research and development expenditures were approximately $1.8 million in 2004, $1.8 million in 2003 and $1.8 million in 2002.

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

Patents and other proprietary rights are an element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As of March 15, 2005, we have more than 40 domestic and foreign issued patents, which serve to help protect the technology of our businesses in phototherapy and surgical products and services. To the same purpose, we have a number of patent applications pending in the United States and abroad.

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

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions. In August 2003, the FDA granted 510(k) clearance for modifications that had been made to the XTRAC laser, which we have marketed as the XTRAC XL Plus excimer laser system. In October 2004, the FDA granted clearance for the Ultra™ (AL 8000) excimer laser system. We also received in 2004, 510(k) marketing clearance for our diode and CO2 surgical laser systems.

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

We are also subject to the Radiation Control for Health and Safety Act with laser radiation safety regulations administered by the Center for Devices and Radiological Health, or CDRH, of the FDA. These regulations require laser manufacturers to file new product reports and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users and to certify and label each laser sold, except those sold to private-label customers, as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of product. The CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, we have filed the documentation with the CDRH for our laser products requiring such filing, and have not experienced any difficulties or incurred significant costs in complying with such regulations.

We have received ISO 13485/EN46001 certification for our XTRAC system and our Nd:YAG, holmium, diode and CO2 laser systems. This certification authorizes us to affix a CE Mark to our products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries of the European Union, or EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the EU. Our products have also met the discrete requirements for marketing in various other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution.

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

Third-party reimbursement has not changed significantly in 2004 from 2003 for our international XTRAC business segment or in our segments of surgical services and surgical products. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems, as well as government-managed systems. Our XTRAC products remain substantially without approval for reimbursement in any international markets under either government or private reimbursement systems. Reimbursement for the products and services provided by our Surgical Services and Surgical Products segments has been generally well established and is not viewed as an obstacle to growth in those segments.

Our primary focus in 2004 was to amplify our efforts which we began in 2002 on third-party reimbursement in our domestic XTRAC business segment. In February 2002, the Current Procedural Terminology Editorial Board of the American Medical Association, or AMA, approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory skin diseases, which would include laser therapy using our XTRAC system to treat such conditions. In December 2002, the Centers for Medicare and Medicaid Services, or CMS, published the relative values and national Medicare reimbursement rates for each of the CPT codes. These reimbursement rates were effective January 1, 2003. However, they could not be paid sooner than March 1, 2003. The designation for laser treatment for inflammatory skin disease (psoriasis) was broken into three distinct codes, based on the total skin surface area being treated:

•	96920 - designated for: the total area less than 250 square centimeters. CMS assigned a 2003 national payment of approximately $151.53 per treatment; the 2005 rate is approximately $140.60 per treatment.

•	96921 - designated for: the total area 250 to 500 square centimeters. CMS assigned a 2003 national payment of approximately $155.20 per treatment; the 2005 rate is approximately $144.01 per treatment and

•	96922 - designated for: the total area over 500 square centimeters. CMS assigned a 2003 national payment of approximately $214.05 per treatment; the 2005 rate is approximately $212.36 per treatment

The state rates will vary by overhead factors applicable to each state. The 2004 CMS Medicare payment levels were announced in December 2003 with significant increases.

In addition to Medicare and Medicaid, consistent domestic private healthcare reimbursement is critical for significant growth in XTRAC laser system procedures. Although there were more than 30,000 XTRAC procedures in 2003 and more than 50,000 XTRAC procedures in 2004 with the majority being covered by third-party reimbursement, our reimbursement experts developed an understanding that a rapid increase in widespread adoption of private healthcare reimbursement was being thwarted by a perception that the XTRAC therapy, although widely publicized as clinically safe and efficacious, was not economically cost-effective compared to other existing therapies.

The Data Compendium

In October 2003, we engaged an independent health economic research firm to study the economic profile of the XTRAC. The results of this study were included in a Data Compendium mailing in December 2003 and February 2004 to almost all private medical insurance carriers throughout the country.

The Data Compendium instigated a re-evaluation by many private payers of their policies on reimbursement for treatment of psoriasis using the XTRAC. In 2004, approved medical policies for the medically necessary treatment of psoriasis were adopted by several of the large independent health insurance providers. The key components of the Data Compendium included information on:

•	Epidemiology and Pathophysiology of Psoriasis

•	Goal of Therapy

•	Product Description

•	Technology Evaluation

•	Place in Therapy

•	Expected Clinical and Economic Outcomes

•	Appendices.

The following is a synopsis of the key components of the Data Compendium, which advocates that the XTRAC is proven to be safe, effective and economical. We cannot assure you that we will continue to obtain any additional reimbursement approvals as a result of the Data Compendium.

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

Product Description. 308-nm UV laser energy is a refined source of narrow-band ultraviolet light that is limited to one preferred wavelength within the narrow-band UVB range. Targeted delivery of the light solely to the psoriatic plaque is enabled with a focused handpiece. Since the energy is targeted only to plaque areas, normal skin areas are unexposed and unaffected; thus, higher light energy fluences can be delivered to the target plaque, which enhances the antipsoriatic action of the light energy delivered.

This refined delivery of traditional narrowband UVB light energy as targeted 308nm-only light is a safe and effective treatment for psoriasis.

The ideal treatment candidate for 308-nm UV laser light therapy would be a patient with mild or moderate plaque psoriasis covering less than 10% of body surface area for whom first-line therapy, such as topicals, has been unsuccessful. (The treatment time required to treat over 10% body surface area in a targeted fashion under current regimes would not be clinically practical.)

Technology Evaluation. To evaluate whether the use of the 308-nm UV (xenon chloride excimer) monochromatic (laser) light therapy improves health outcomes for patients with mild-to-moderate stable, localized plaque-type psoriasis, who have failed standard topical therapy, objective evaluation criteria consistent with evidence-based medicine are used. Many standard criteria have been developed for this purpose. In the Data Compendium, the use of 308-nm laser therapy for psoriasis is evaluated utilizing a set of technology evaluation criteria similar to those employed by many insurers, including:

1.	The technology must have final approval from the appropriate governmental regulatory bodies.

Our 308-nm excimer laser obtained marketing clearance by the US Food and Drug Administration in March 2001 via 510(k) number K003705. The intended use is UVB phototherapy for psoriasis and vitiligo.

2.	Scientific evidence must permit conclusions concerning the effect of the technology on health outcomes.

There is a basic scientific foundation in the literature that UVB light is effective in treating psoriasis, that narrow-band UVB light is more effective, and that super-narrow-band UVB light at 308-nm enables a more potent delivery of the antipsoriatic action of the light energy at that wavelength spectrum. There have been numerous clinical studies to validates this scientific foundation.

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

Established alternative therapies for mild-to-moderate psoriasis include topical therapy and UV phototherapy. A direct comparative trial of 308-nm therapy versus narrow-band UVB showed that the 308-nm therapy achieved clearance similar to narrow-band UVB but with fewer treatments, specifically in only 8 treatments on average with the 308-nm laser versus 30 treatments with narrow-band UVB. The number of treatments was 3.6 times less with the laser than with narrow-band UVB, providing the patients with a significantly more efficient alternative.

Efficacy of the variety of topical therapies is well established and has been reported extensively in the literature, as has the effect of placebo treatments. Published studies reported results with topical therapy, phototherapy and combination therapy, and compared that to the reported results with 308-nm UVB laser treatment. This study reported that:

“A greater percentage of patients achieved 75% improvement with the UVB laser treatments than was reported for other forms of phototherapy or systemic therapy with acetretin or low dose cyclosporine, and did so more rapidly. The UVB laser study patients achieved the 75% improvement endpoint in an average of 46% fewer treatments than was observed in other phototherapy studies. Laser treatment and topical calcipotriene had similar efficacies, and both were more effective than topical tazarotene or topical fluocinonide. As compared to topical therapies, the time to achieve 75% improvement favored the UVB laser. 308-nm laser treatments for psoriasis are clearly more effective than placebo and are comparable to or more effective than many other standard treatments for psoriasis.”

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

Approximately 30,000 excimer laser procedures had been performed in the United States in 2003 (since the issuance of relevant CPT codes), and approximately 56,000 such procedures had been performed since 2001 to the end of 2003. This was further evidence that the procedure is effectively performed outside of investigational settings.

Place in Therapy. The body of evidence contained in the Data Compendium supports our first thesis that the use of the 308-nm excimer laser is safe and effective for localized plaque-type psoriasis resistant to other first-step therapies, such as topical creams and ointments.

The ideal treatment candidate for 308-nm UV laser light therapy would be a patient with mild or moderate plaque psoriasis covering less than 10% of body surface area for whom first-step therapy, such as topicals, has been unsuccessful. (The treatment time required to treat over 10% body surface area in a targeted fashion would not be clinically practical under current regimes.)

Expected Clinical and Economic Outcomes. Our second thesis is that the XTRAC is cost-effective. Our clinical economic analysis has demonstrated that the addition of excimer laser treatment results in no expected cost increase to the payer. Additionally, the annual cost of excimer laser treatment is comparable to or less than other standard “Step 2” psoriasis treatment modalities, such as phototherapy treatment alternatives or alternative topical therapies. In addition, the cost-effectiveness of the excimer laser is superior due to the increased number of expected clear days.

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

Various other companies are now marketing laser-based phototherapy treatment products. One competitor has received FDA clearance to market an excimer laser for the treatment of psoriasis in the United States, and another competitor has asserted that it has such clearance - an assertion we are disputing. At least three foreign-based companies are currently marketing an excimer laser for the treatment of skin disorders outside of the United States. Two others have developed pulse-dye lasers, which are being explored as treatments for psoriasis. Another company has announced FDA clearance for a standard UVB light based system using a fiber-optic delivery system for the treatment of skin disorders. All of these technologies will continue to evolve with time. We cannot say how much these technologies will impact on us.

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

Employees

As of March 15, 2005, we had 138 full-time employees, which consisted of five executive personnel (four executive personnel at our Montgomeryville, Pennsylvania facility and one at our Carlsbad, California facility), 17 sales and marketing staff, 81 people engaged in manufacturing of lasers and laser-related products, seven customer-field service personnel, three people engaged in research and development, 12 engineers and 13 finance and administration staff. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

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

Risks Related to Our Business

We have a history of losses, expect future losses and cannot assure you that we will become or remain profitable.

Historically, we have incurred significant losses and have had negative cash flows from our phototherapy operations. Our surgical products and services business also has generated losses in recent years. To date, we have dedicated most of our financial resources to research and development and selling, general and administrative expenses. As of December 31, 2004, our accumulated deficit was approximately $76.2 million.

Our future revenues and success depend significantly upon acceptance of our excimer laser systems for the treatment principally of psoriasis, but also of vitiligo, atopic dermatitis and leukoderma. Our XTRAC system for the treatment of these conditions generates revenues, but those revenues are presently insufficient to generate positive cash flows from our operations in the two XTRAC-related business segments. Our future revenues and success also depend on the continued revenue growth of our surgical services business and revenue stability within our surgical products business. Our ability to market our products and services successfully and the expected benefits to be obtained from our products and services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

We expect to incur operating losses as we move into fiscal 2005 because we plan to spend substantial amounts on securing broader reimbursement for psoriasis by private healthcare plans and in expanding, in controlled fashion, our operations, both in phototherapy and in surgical services. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

We have historically financed our operations through working capital provided from the private placement of equity securities and from lines of credit. We believe that our cash balance, together with access to lease financing for capital expenditures and other existing financial resources, and revenues from sales, distribution, licensing and manufacturing relationships, should be sufficient to meet its operating and capital requirements into the first quarter of 2006. However, we may have to raise substantial additional capital if:

•	changes in our research and development plans necessitate unexpected large future expenditures;

•
operating losses continue, if anticipated approvals for reimbursement by private healthcare plans or demand for the XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma, or surgical laser systems do not meet our current expectations;

•	the geographic expansion of our surgical services is stymied by competition and revenue increases do not materialize; or

•	we need to maintain or accelerate favorable, but costlier, growth of our revenues.

If we need additional financing, we cannot assure you that such financing will be available on favorable terms, if at all. In addition, any future issuance may result in substantial dilution to existing stockholders. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan for the XTRAC system and surgical services;

•	take advantage of future opportunities, including synergistic acquisitions;

•	expand our manufacturing facilities, if necessary, based on increased demand for the XTRAC system or other surgical products;

•	respond to customers, competitors or violators of our proprietary and contractual rights; or

•	remain in operation.

Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma, our surgical laser products, and any of our future products or services may fail to gain market acceptance, which would adversely affect our competitive position.

No independent studies with regard to the feasibility of our proposed business plan have been conducted by third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and our other products. Our surgical services may fail to gain market acceptance in new territories into which we expand. In addition, our infrastructure to enable such expansion, though stronger than in the past, is still limited. Even if adequate financing is available and our products are ready for market, we cannot assure you that our products and services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. We cannot assure you that the marketplace will be receptive to our surgical services or our excimer laser technology over competing services and therapies or that a cure will not be found for the underlying diseases we assist in treating. Failure of our products and surgical services to achieve market acceptance would have a material adverse effect on our business, financial condition and results of operations.

While we have engaged in clinical studies for our psoriasis treatment, and based on these studies, we have gained FDA clearance, appropriate CPT reimbursement codes for treatment and suitable reimbursement rates from CMS for those codes, we may face yet other hurdles to market acceptance if, for example, practitioners in significant numbers wait to see longer-term studies or if it becomes necessary to conduct studies corroborating the role of the XTRAC laser as a second-line therapy for psoriasis. We have not had sufficient time to observe the long-term effectiveness or potential side effects of our treatment system for psoriasis, or for vitiligo, atopic dermatitis or leukoderma.

In 2003, we improved the reliability and functionality of the XTRAC laser and upgraded such lasers both in the United States and overseas. In 2004, we obtained FDA 510(k) marketing clearance for a smaller and faster XTRAC laser system known as the Ultra. These efforts should help us gain market acceptance for the XTRAC both in the United States and abroad, but do not guarantee such acceptance or that we may not encounter further problems in reliability.

Our success depends on third-party reimbursement of patients' costs for our XTRAC system, which could result in price pressure or reduced demand.

Our ability to market the XTRAC system and other treatment products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Further although third-parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of the XTRAC laser system. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize or may limit reimbursement for the use of its products, even if our products are safer or more effective than the alternatives.

Although we have received reimbursement approvals from an increased number of private healthcare plans, we cannot give assurance that private plans will continue to adopt favorable reimbursement policies or to accept the XTRAC in its clinical role as a second-line therapy in the treatment of psoriasis. Additionally, third party payers may require further clinical studies or changes to our pricing structure and revenue model before authorizing reimbursement.

As of March 15, 2005, we have received reports that more than 90 private insurance companies, along with 24 Medicare plans throughout the country, have paid for claims submitted by patients or their doctors for treatment of psoriasis utilizing the XTRAC system. We estimate that there are in the United States approximately 140 million people, or roughly 67% of the insured population, who are covered by the insurance coverage or payment policies that reimburse physicians for using the XTRAC for treatment of psoriasis. Based on these reports and estimates, we are continuing the implementation of a rollout strategy for the XTRAC system in the United States. The success of the rollout depends on more plans beginning to pay claims and adopting favorable reimbursement policies. We can give no assurance that any other health insurers will begin to pay claims or that currently reimbursing insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

Cost containment measures instituted by healthcare providers and insurers and any general healthcare reform could affect our ability to receive revenue from the use of our XTRAC system or to market our surgical laser products, and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage and reimbursement on our business. In addition, fundamental reforms in the healthcare industry in the United States and the EU continue to be considered, although we cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have on demand for our products.

The XTRAC system will continue to be the most promising product that is currently marketed. If physicians do not adopt the XTRAC system, we will not achieve anticipated revenue growth.

We commercially introduced the XTRAC system in August 2000, but decelerated that introduction while we sought appropriate CPT codes and suitable rates of reimbursement from CMS. After we obtained CPT codes and reimbursement rates from CMS for the CPT codes, we began a rollout strategy for the XTRAC system in the United States. To achieve increasing revenue, this product must also gain recognition and adoption by physicians who treat psoriasis and other skin disorders. The XTRAC system represents a significant departure from conventional psoriasis treatment methods. We believe that the recognition and adoption of the XTRAC system would be expedited if there were long-term clinical data demonstrating that the XTRAC system provides an effective and attractive alternative to conventional means of treatment for psoriasis. Currently, however, there are still only limited peer-reviewed clinical reports and short-term clinical follow-up data on the XTRAC system. Physicians are traditionally cautious in adopting new products and treatment practices, partially due to the anticipation of liability risks and partially due to uncertainty of third-party reimbursement. If physicians do not adopt the XTRAC system, we may never achieve significant revenues or profitability.

If the effectiveness and safety of our products are not supported by long-term data, our revenues could decline.

Our products may not be accepted if we do not produce clinical data supported by the independent efforts of clinicians. We received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon our study of a limited number of patients. Also, we have received clearance from the FDA for the use of the XTRAC system to treat vitiligo, atopic dermatitis and leukoderma based primarily on equivalence. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. We may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our revenues could decline. Further, we may find that our data is not substantiated in studies involving more patients, in which case we may never achieve significant revenues or profitability.

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

Our success will depend, in part, on our ability to maintain and defend our patents. However, we cannot give you assurance that the technologies and processes covered by all of our patents may not be found to be obvious or substantially similar to prior work, which could render these patents unenforceable. As some of the patents covering our excimer technology and Wavelength Conversion Effect technology expire over the next three years, we may not be able to protect the technology underlying such patents from our competitors. We may not be successful in securing additional patents on critical, commercially desirable improvements to the inventions of the expiring patents. Without the protection of these patents, competitors may utilize our technology to commercialize their own laser systems for the treatment of skin conditions and for use in Contact Laser surgery.

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

Intellectual property law outside the United States is uncertain and in many countries is currently undergoing review and revision. The laws of some countries do not protect our intellectual property rights to the same extent as laws in the United States. The intellectual property rights we enjoy in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted. It may be necessary or useful for us to participate in proceedings to determine the validity of our foreign intellectual property rights, or those of our competitors, which could result in substantial cost and divert our efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights internationally, we may face increased competition outside the United States, which could materially adversely affect our future business, operating results and financial condition.

Our failure to obtain or maintain necessary FDA clearances or approvals could hurt our ability to distribute and market our products in the United States.

Our laser products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. Unless an exemption applies, each medical device that we wish to market in the United States must first receive either 510(k) clearance or pre-market approval from the FDA. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from four to twelve months, or longer. The pre-market application approval process is much more costly, lengthy and uncertain. It may take one to three years or even longer. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability.

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

We have introduced our XTRAC system through our distributors and to end users into markets in more than 35 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to expand the number of countries in these markets where we distribute our products. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase more than their contractual obligations or in accordance with our expectations.

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

We have limited marketing experience. We currently rely on seven full-time direct account representatives to market our XTRAC system in the United States. We had reduced our domestic sales and marketing team, while we awaited the establishment of CPT codes applicable to treatments using the XTRAC system and reimbursement rates applicable to those codes. Although we now have the CPT codes and reimbursement rates set by CMS, and a number of private health care plans have, as a consequence, adopted the CPT codes and established reimbursement rates for them, it is critical that these codes be recognized and approved for suitable reimbursement by more private health care plans. As we seek to achieve these additional approvals, we shall need to expand our marketing team over the next 24 months in order to achieve our market share and revenue growth goals. We re-launched the XTRAC system in 2003 and only recently have engaged in closer dialogue with private healthcare plans concerning reimbursement for psoriasis. Our personnel have limited experience in marketing the XTRAC system and in persuading private carriers to adopt favorable reimbursement policies for the treatment of psoriasis, and we cannot assure you how successful they will be in expanding these efforts.

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

The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require, but cannot secure, rights to essential third-party intellectual property. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical device products fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies. The development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business.

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

Delaware law and our charter documents have anti-takeover provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.

We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a business combination between a corporation and an interested stockholder within three years of the stockholder becoming an interested stockholder, except in limited circumstances. In addition, our bylaws contain certain provisions which require stockholders' actions to be taken at meetings and not by written consent, and also require supermajority votes of stockholders to amend our bylaws and to notice special meetings of stockholders. These anti-takeover provisions could delay or prevent actual and potential changes in control, even if they would benefit our stockholders.

Potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

Our results of operations are expected to fluctuate significantly from quarter-to-quarter, depending upon numerous factors, including:

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

We may suffer loss of time, money and energy if we fail to consummate the acquisition of ProCyte.

We have invested considerable financial and personnel resources in connection with the proposed merger with ProCyte Corporation. If the shareholders of ProCyte do not approve the transaction with at least a two-thirds majority, then the transaction, as structured to date, will fail. In such a case, we may be unable to recover the amounts that we have expended in the transaction and we would be obligated to pay our expenses incurred with the transaction, including obligations to our professionals and investment bankers in the transaction. As of March 15, 2005, we have outstanding liabilities amounting to $752,382 which we have incurred and accrued for in connection with the merger.

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

Item 2.   Properties

We lease an 11,500 sq. ft. facility consisting of office, manufacturing and warehousing space located at 2431 Impala Drive, Carlsbad, California 92008. The lease expires on June 30, 2005. The base sub rent is $9,250 per month. We are currently seeking and believe we will be successful in finding a new facility by July 1, 2005. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business.

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices and surgical laser manufacturing operations. The term of the lease runs until July 2006, and has an option to renew for an additional five years. In addition to this facility, we also lease several offices throughout the southeastern United States and other locations elsewhere. Our sales representatives use these offices to perform their sales and training responsibilities. These offices consist of small one-room facilities and are leased for various terms and amounts.

Up until December 31, 2002, we occupied approximately 1,850 square feet of office space in Radnor, Pennsylvania, which formerly served as our executive offices. The lease expires in March 2005, and currently provides for a monthly rent of $5,586 per month.

Item 3.   Legal Proceedings

We are the defendant in an action filed by City National Bank of Florida, which had been our landlord in Orlando, Florida. The action was brought in December 2000 in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint seeks to recover unpaid rent for the facility we had occupied prior to the sale to Lastec of assets related to the operations of our former facility in Orlando, Florida. City National has alleged that the Company and Lastec owe it $143,734, primarily for rent that was unpaid for the period after the sale of the assets to Lastec up to an abandonment of the facility by Lastec. We have denied liability and have asserted that City National neglected to mitigate its damages by repossessing the facility after it was abandoned by Lastec and further that our obligations to City National ceased on the effective date of the asset sale to Lastec. In connection with the settlement and dismissal of a separate action filed by us against Lastec and its principals related to the asset sale, Lastec and its principals agreed in writing to be responsible to pay any settlement or monetary judgment to City National and, if necessary, to post a surety bond of $100,000 to secure such a payment. Lastec and its principals defaulted in their undertakings, so we are maintaining our own defense. Attempts to mediate a settlement with the Bank have been so far unsuccessful. Based on information currently available, we cannot evaluate the likelihood of an unfavorable outcome.

On or about April 29, 2003, we brought an action against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California. Mr. Irwin had been our Vice President of Research and Development until July 2002, when we terminated his employment. Shortly after his termination, Mr. Irwin founded RA Medical Systems, Inc. We alleged claims for misappropriation of our trade secrets, unfair competition, intentional interference with contractual relationships, breach of contract and conversion. Defendants brought a motion for summary judgment on all counts in the complaint. On November 13, 2003, the Court denied summary judgment on the counts of misappropriation and unfair competition, but granted summary judgment on the other counts. We dismissed the counts for misappropriation and unfair competition without prejudice on December 31, 2003. The defendants filed a motion for costs and attorneys’ fees. The Superior Court granted costs; the Court denied attorneys’ fees on defendants’ allegations of bad faith but granted attorneys’ fees based on a provision in the confidentiality agreement which we asserted Mr. Irwin had breached. We appealed this ruling to the Court of Appeals, which on February 23, 2005, upheld the lower court’s ruling. We have filed a petition for re-hearing on this ruling.

We brought an action against the same defendants in the United States District Court for the Southern District of California on Federal and California claims for false advertising and unfair competition. There are no claims of patent infringement in this case. The complaint in the Federal action was filed on January 6, 2004. The defendants have answered the complaint with general denials. Attempts at settlement have failed. The case is now in the discovery phase.

On January 25, 2005, RA Medical Systems, Inc. and Dean Stewart Irwin brought an action against PhotoMedex, Inc., Jeffrey Levatter Ph.D. (our Chief Technology Officer), Jenkens & Gilchrist, LLP (our outside counsel) and Michael R. Matthias, Esq. (litigation partner at our outside counsel). The action was brought in the Superior Court for San Diego County, California and based on allegations that we and the other defendants had engaged in malicious prosecution in bringing and maintaining the action brought by PhotoMedex in April 2003. We and the other defendants have filed a motion to strike the actions, based on California Code of Civil Procedure section 425.16, the so-called SLAPP statute. Our motion to strike was denied.

We brought an action against Edwards Lifesciences Corporation and Baxter Healthcare Corporation on January 29, 2004 in the Superior Court for Orange County, California. The complaint states claims for breach of contract and under a claim known as “money had and received.” We have moved to amend the complaint to include a claim of unjust enrichment. The motion to amend is set for hearing on April 1, 2005. We seek recovery of the sum of $4,000,000 paid to the defendants in connection with a series of agreements between the parties, costs incurred in raising the $4,000,000, interest thereon and attorneys’ fees and costs incurred in the action (see Note 14). Defendants answered the complaint with general denials, multiple defenses and no counterclaims. Defendants filed a demurrer, which was denied. Defendants have filed a motion for summary judgment, to which we are preparing our opposition. Hearing on the summary judgment is set for April 18, 2005. Discovery in this action is continuing. A trial date is set for May 23, 2005.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 28, 2004. Richard J. DePiano, Jeffrey F. O’Donnell, John J. McAtee, Jr., Alan R. Novak, Warwick Alex Charlton, Anthony J. Dimun and David Anderson, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The vote tally is set forth below:

	Votes For	Votes Against	Votes Abstaining
Richard J. DePiano	34,260,936	0	97,549
Jeffrey F. O’Donnell	34,262,959	0	94,526
Warwick Alex Charlton	33,528,816	0	829,669
John J. McAtee, Jr.	34,163,445	0	195,040
Alan R. Novak	34,260,603	0	97,882
Anthony J. Dimun	34,262,230	0	96,255
David Anderson	34,260,730	0	97,755

Amper, Politziner & Mattia, P.C. was ratified to be our independent auditors for the year ending December 31, 2004, with 34,230,413 votes for, 81,424 votes against and 46,607 votes abstaining.

We held a Special Meeting of Stockholders on March 3, 2005. The stockholders voted to approve the issuance of shares in the proposed acquisition of ProCyte Corporation and to increase the number of shares authorized for issuance out of our 2000 Stock Option Plan from 3,350,000 shares to 4,350,000, as follows:

	Votes For	Votes Against	Votes Abstaining
To acquire ProCyte Corporation	24,334,253	142,533	66,769

To increase shares in 2000 Option Plan	22,998,256	1,460,220	85,075

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2005, we had 40,168,549 shares of common stock issued and outstanding. Further, we had issued and outstanding options to purchase 4,954,165 shares of common stock, of which 3,185,949 were vested as of the date of this Report, and warrants to purchase up to 2,082,943 shares of common stock.

Our common stock is listed on the NASDAQ National Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock:

	High	Low
Year Ended December 31, 2004:
Fourth Quarter	$2.73	$1.86
Third Quarter	3.26	1.89
Second Quarter	3.99	2.54
First Quarter	2.69	1.63
Year Ended December 31, 2003:
Fourth Quarter	$2.54	$1.66
Third Quarter	2.95	2.15
Second Quarter	2.30	1.39
First Quarter	1.85	1.22
Year Ended December 31, 2002:
Fourth Quarter	$1.92	$1.24
Third Quarter	1.57	0.84
Second Quarter	1.97	1.49
First Quarter	2.37	1.50

On March 15, 2005, the closing market price for our common stock in The NASDAQ National Market System was $2.42 per share. As of March 15, 2005, we had approximately 850 stockholders of record, without giving effect to determining the number of stockholders who hold shares in “street name” or other nominee accounts.

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2004. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans
approved by security holders	3,026,540	$2.87	1,291,137

Equity compensations plan not
approved by security holders	1,184,000	$5.03	-

Total	4,210,540	$3.48	1,291,137

Most warrants issued by us have been to investors and not pursuant to equity compensation plans. Additionally, virtually all options have been issued as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under NASDAQ membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders without necessity of further, special approval by our stockholders.

Dividend Policy

We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

Certain Business Combinations and Other Provisions of the Certificate of Incorporation

As a Delaware corporation, we are currently subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or associate of such person, who is an interested stockholder for a period of three years from the date that such person became an interested stockholder unless:

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

Under Section 203, an interested stockholder is defined as any person: (i) who is the owner of 15% or more of the outstanding voting stock of the corporation; or (ii) who is an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

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

In addition, our bylaws contain certain provisions which require stockholders' actions to be taken at meetings and not by written consent, and also require supermajority votes of stockholders to amend our bylaws and to notice special meetings of stockholders. These anti-takeover provisions could delay or prevent actual and potential changes in control, even if they would benefit our stockholders.

Recent Issuances of Unregistered Securities

We issued 92,464 and 21,413 unregistered shares on September 7 and 17, 2004, respectively, to Stern Laser srl. The shares were issued in connection with a Master Asset Purchase Agreement under which we acquired rights to certain technology. We issued to GE Capital Corporation 23,903, 6,656 and 3,102 warrants to purchase our common stock. The warrants were issued on June 30, 2004, September 24, 2004 and December 30, 2004, in connection with draws we made against a Master Lease Agreement. The shares issued to Stern Laser and the shares underlying the warrants issued to GE Capital Corporation are the subject of a registration statement on Form S-3 (No. 333-120921) filed with the Securities and Exchange Commission (SEC).

We believe that all of the foregoing issuances of securities were made solely to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

Shares Eligible for Future Sale

As of March 15, 2005, we had 40,168,549 issued and outstanding shares of common stock. All of these shares are either covered by currently effective registration statements or are eligible for resale in accordance with the provisions of Rule 144. Further, we had issued and outstanding options to purchase 4,954,165 shares of common stock, of which 3,185,949 are vested as of the date of this Report, and currently exercisable warrants to purchase up to 2,082,943 shares of common stock.

Holders of restricted securities must comply with the requirements of Rule 144 in order to sell their shares in the open market. In general, under Rule 144, as currently in effect, any of our affiliates and any person (or persons whose sales are aggregated) who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market, within any three-month period, in brokerage transactions or to market makers a number of shares that does not exceed the greater of: (i) 1% of the then outstanding shares of our common stock (now approximately 401,685 shares), or (ii) the average weekly trading volume reported in the principal market for our common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain limitations on manner of sale, a notice requirement and the availability of current public information about us. Non-affiliates who have held their restricted shares for two years are entitled to sell their shares under Rule 144(k), without regard to any of the above limitations, provided they have not been one of our affiliates for the three months preceding such sale.

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

As of March 15, 2005, the average weighted exercise price of our outstanding and fully vested options and warrants are $3.77 and $2.30, respectively. The shares underlying virtually all of the warrants and the options granted to employees, directors and other non-employees have been registered with the SEC. In April 2004, we filed a registration statement with the SEC for the balance, but for 25,000 options, of the currently unregistered shares underlying such other options. The exercise of the options and warrants and the sale of the underlying shares in the public market may cause additional dilution to our existing stockholders and may cause the price of our common stock to fluctuate.

Item 6.   Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning in Item 7 below. The selected historical consolidated statement of operations data for the five-year period ended December 31, 2004 and the selected historical consolidated balance sheet data as of December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from our consolidated financial statements:

Year Ended December 31,
(In thousands, except per share data)

	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$17,745	$14,319	$3,274	$4,730	$969
Costs of revenues	10,363	10,488	4,425	4,952	543
Gross profit (loss)	7,382	3,831	(1,151)	(222)	426
Selling, general and administrative	10,426	9,451	6,191	10,519	10,365
Research and development	1,802	1,777	1,757	3,329	3,015
Depreciation and amortization	-	-	-	-	721
Asset impairment charge	-	-	-	1,958	-
Loss from continuing operations before interest and other income, net and income taxes	(4,846)	(7,397)	(9,099)	(16,028)	(13,675)
Interest income	43	50	42	238	580
Interest expense	(181)	(96)	(16)	(25)	(13)
Other income, net	-	-	1	77	362
Loss from continuing operations	(4,984)	(7,443)	(9,072)	(15,738)	(12,746)
Discontinued operations
Loss from discontinued operations, (including loss on disposal of $277 realized in 2001)	-	-	-	-	(646)
Net loss	($4,984)	($7,443)	($9,072)	($15,738)	($13,392)
Basic and diluted net loss per share:
Continuing operations	($0.13)	($0.21)	($0.34)	($0.80)	($0.81)
Discontinued operations	-	-	-	-	(0.04)
Basic and diluted net loss per share	($0.13)	($0.21)	($0.34)	($0.80)	($0.85)
Shares used in computing basic and diluted net loss per share (1)	38,835	35,134	26,566	19,771	15,755
Balance Sheet Data (At Period End):
Cash and cash equivalents	$3,997	$6,633	$4,008	$4,067	$9,561
Working capital	6,119	8,678	6,578	5,546	9,273
Total assets	22,962	22,753	21,513	15,585	19,871
Long-term debt (net of current portion)	1,399	457	900	-	20
Stockholders’ equity	$14,580	$15,978	$13,309	$12,710	$17,768

(1)	Common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Introduction and Outlook

Our primary focus in 2004 was to secure from private health plans favorable reimbursement policies for treatment of psoriasis using the XTRAC® excimer laser. Starting in March 2003, we had re-introduced the XTRAC and, based on the establishment of CPT codes by the AMA and reimbursement rates from the Centers for Medicare and Medicaid Services, we began efforts to secure such favorable policies. To persuade such plans to adopt favorable policies, we also commissioned a clinical and economic study of the use of the XTRAC laser as a second-step therapy for psoriasis. In December 2003, we deployed the findings of the study through a Data Compendium and mailed a copy of the Data Compendium to numerous medical insurance plans in our ongoing marketing efforts to secure favorable reimbursement policies.

Moving into 2004, we expanded our deployment of the study. From feedback we have received from the medical insurers to the Data Compendium, we anticipate that the study, coupled with our other marketing efforts, will succeed in continuing to gain a place on the agenda of private plans as they consider their coverage and reimbursement policies. We secured such approval in 2004 from four significant plans, Regence, Wellpoint, Aetna, and Anthem, and we are under consideration by other plans. We cannot at this time provide assurance that other plans will adopt the favorable policies that we desire, and if they do not, what further requirements may be asked of us. In addition to reimbursement, our focus in 2004 was to continue to improve care for those suffering from psoriasis, and to obtain a larger body of satisfied practitioners using the XTRAC and to increase our domestic XTRAC revenues. Domestic XTRAC revenues are derived from a fee-per-use charged to the practicing physician rather than selling the laser outright. In this revenue model we maintain ownership of the laser and earn revenue each time the physician treats a patient with the equipment. The ability to increase the number of patients treated by physicians is dependent upon the adoption by private health plans to provide reimbursement coverage for the XTRAC to its subscribers.

In October 2004, we received from the FDA concurrence under a 510 (k) to market the new XTRAC Ultra, a smaller-size dermatology laser with increased functionality for inflammatory skin disorders. We introduced this product at the American Academy of Dermatology trade show on February 19-21, 2005 in New Orleans.

Our revenues from International XTRAC sales provided needed working capital in 2003 and continued to do so in 2004. Unlike the domestic market, we derive revenues from the XTRAC in the international market by selling the dermatology laser system to distributors, or in certain countries, directly to physicians. We have enjoyed some distinction in the market from our clinical studies and the physician researchers involved in such studies. Due to the revenue model used overseas, the international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and non-laser lamp alternatives for treating inflammatory skin disorders. In 2004, we sold 26 laser systems, while in 2003 and 2002; we sold 18 and 32 systems, respectively. Over time, competition has also served to reduce the international prices we charge distributors for our excimer products. While the average price per laser systems and parts was less in the year ended December 31, 2004 ($62,563) than in the same period for 2003 ($64,807), the number of lasers sold was greater in the 2004 period (26) than in the 2003 period (18). The XTRAC laser sales vary from quarter to quarter. We have also benefited in 2003 and 2004 from the improved reliability and functionality of the XTRAC. Due to the financial resources required, we have been reluctant to implement an international XTRAC fee-per-use revenue model, similar to the domestic revenue model, but as reimbursement in the domestic market becomes more widespread, we have recently begun to implement a pilot version of this model overseas. We also expect to expand our product offerings to our international customers as a result of the recent acquisition of worldwide rights to certain proprietary technology from Stern Laser srl of Italy. The technology is expected to expand our product offerings in the dermatology field, and is the subject of a patent application filed in the European Union with an application in the United States expected in the near term. We expect that the specific introduction of the technologies based on these newly acquired rights could be made by the second half of 2005.

We integrated the business of SLT in 2003. We acquired two revenue streams from SLT: one from surgical services, the other from surgical products; these supplemented our own discrete product lines, XTRAC Domestic and XTRAC International. We presently view our business as comprised of four business segments: Domestic XTRAC, International XTRAC, Surgical Services and Surgical Products.

Segments are distinguished primarily by the organization of our management structure. Distinctions are also influenced by the industry considerations and the business model used to generate revenues. The Domestic XTRAC segment is a procedure-based business model used only in the Untied States with revenues derived from procedures performed by dermatologists. The International XTRAC segment presently generates revenues from the sale of equipment to dermatologists through a network of distributors outside the United States. The Surgical Services segment generates revenues by providing fee-based procedures generally using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling (not fee-per-procedure) laser products and disposables to hospitals and surgery centers on both a domestic and international basis.

We experienced revenue growth in Surgical Services in 2004 and 2003 from 2002. Our plan in 2003 was to grow in a controlled fashion such that capital expenditures necessary for that growth would come from operations. Although we have increased our investment in this business segment for 2004, we continue to be very deliberate and controlled with capital expenditures to grow this business. In this manner, we intend to conserve our cash resources for the XTRAC business segments.

The surgical product revenues decreased by $837,936 in the year ended December 31, 2004 when compared to the same period in 2003. We expect that the surgical laser systems and the related disposable base may erode over time, as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek an offset to this erosion through expanding our surgical services. There was a decline in surgical laser sales, but such sales vary from quarter to quarter. Some of this decrease was related to the trend of hospitals to outsource their laser assisted procedures to third parties, like our surgical services segment. With the introduction of the CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset the decline in laser sales and have a further offset to the erosion of disposables revenues.

In the second quarter 2004, we received from the FDA concurrence under a 510(k) to market two new surgical lasers: the LaserPro Diode Laser System and the LaserPro CO2 Laser System. Each system has been designed for rugged use in our Surgical Services business; each system will also complement the Surgical Products business, finding end-user buyers domestically and overseas. We are also actively exploring opportunities for supplying the lasers on an OEM basis or under manufacturing-marketing collaborations.

Furthermore, in July 2004, we entered into a Development Agreement with AzurTec, Inc. AzurTec is a development-stage company based outside Philadelphia. AzurTec’s product in development is a device that seeks to rapidly and accurately detect the presence of cancerous cells in excised tissue. AzurTec’s target customer is generally the dermatologist and particularly the MOHS surgeon. We intend to assist in the development of FDA-compliant prototypes for AzurTec’s product. We have collected payments under the agreement aggregating $240,000 through December 31, 2004. Payments thereafter are to be made based on time spent on the project at agreed billing rates. Through arrangements such as this, we hope to identify and nurture opportunities that match our business strategy. In the year ended December 31, 2004, we recognized $121,000 in revenue under this agreement.

In December 2004, we embarked on the acquisition of ProCyte Corporation. This acquisition is still pending as of March 15, 2005. See Item 9B, Other Information for our discussion.

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

In February 2002, the Current Procedural Terminology Editorial Board of the AMA approved the request by the American Academy of Dermatology to issue reimbursement codes for the laser therapies in the treatment of psoriasis and other inflammatory diseases, which would include laser therapy using the XTRAC system to treat such conditions. The AMA published three CPT code numbers covering the treatment of psoriasis and other inflammatory skin diseases with the XTRAC system. These new codes were effective in the first quarter of 2003. We believe that the publication of these codes, together with a compilation of clinical and economic studies (Data Compendium) mailed during the first quarter of 2004 to almost all private healthcare insurers throughout the United States, have and will facilitate our ability to obtain broader approvals for reimbursement for treatment of psoriasis and other inflammatory skin diseases using the XTRAC system. We secured in 2004 approval from four significant insurance groups, and are under consideration by other groups and plans. We anticipate that the approvals will positively influence other private plans to adopt favorable reimbursement policies. Such influence and possible momentum from it can help in 2005 to overcome resistance that we encountered in 2004 and 2003. However, there can be no assurance that these effects will transpire.

As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will increase market penetration. This strategy will require us to identify and target appropriate dermatologists and to balance the placement of our XTRAC lasers during 2005 against uncertainties in acceptance by physicians, patients and health plans and constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. We also expect that we will face increasing competition as more private insurance plans adopt favorable policies for reimbursement for treatment of psoriasis. Outside of the United States, our strategy includes selling XTRAC systems directly to dermatologists through distributors and, now on a limited, introductory basis, placing XTRAC systems with dermatologists to provide us with a usage-based revenue stream.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee.

Revenue Recognition. We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When we sell an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and we have no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on our books as inventory. We ship most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on

FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.

Under the terms of the distributor agreements, our distributors do not have the right to return any unit which they have purchased. However, we do allow products to be returned by our distributors in redress of product defects or other claims.

When we place the laser in a physician’s office, we recognize service revenue based on the number of patient treatments used by the physician. Treatments in the form of laser-access codes that are sold to physicians but not yet used are deferred and recognized as a liability until the physician performs the treatment. We defer this portion of unused treatments even though the physician is not given the right to seek a refund for unused treatments. Unused treatments remain an obligation of ours inasmuch as the treatments can only be performed on our owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

The calculation of unused treatments has historically been based upon an estimate that at the end of each accounting period, 15 unused treatments existed at each laser location. This was based upon the reasoning that we generally sell treatments in packages of 30 treatments. Fifteen treatments generally represents about one-half the purchase quantity by a physician or approximately a one-week supply for 6-8 patients. This policy had been used on a consistent basis. We believed this approach to have been reasonable and systematic given that: (a) physicians have little motivation to purchase quantities (which they are obligated to pay for irrespective of actual use and are unable to seek a refund for unused treatments) that will not be used in a relatively short period of time, particularly since in most cases they can obtain incremental treatments instantaneously over the phone; and (b) senior management regularly reviews purchase patterns by physicians to identify unusual buildup of unused treatment codes at a laser site. However, we continually look at our estimation model based upon data received from our customers.

In the fourth quarter of 2004, we have updated the calculations for the estimated amount of unused treatments to reflect recent purchasing patterns by physicians near year-end. We have estimated the amount of unused treatments at December 31, 2004 to include all sales of treatment codes made within the last two weeks of the end of the period. We believe this approach more closely approximates the actual amount of unused treatments that existed at that date than the previous method allowed. According to APB 20, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained and that the effect of the change in accounting estimate should be accounted for in the current period and the future periods that it affects. We have accounted for this change in the estimate of unused treatments in accordance with SFAS No. 48 and APB 20. Accordingly, our change in accounting estimate is reported in revenues for the fourth quarter and has not been accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

Had the prior method of estimation been used to calculate unused treatments at December 31, 2004, the amount of unused treatments would have approximated $178,500. Under the current method of estimation, the amount of unused treatments at December 31, 2004 is estimated to approximate $306,000, thereby serving to reduce XTRAC domestic revenues by $127,500 for the quarter and year ended December 31, 2004.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue during the program from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. In the year ended December 31, 2004, we recognized $531,631 of net revenues under this program. At December 31, 2004, we deferred revenues of $169,692, net under this program.

Under this program, qualifying doctors can be reimbursed for the cost of our fee only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•	The physician practice must qualify to be in the program (i.e. it must be in an identified location where there is still an insufficiency of insurance companies reimbursing the procedure);

•	The program only covers medically necessary treatments of psoriasis as determined by the treating physician;

•	The patient must have medical insurance and a claim for the treatment must be timely filed with the patient’s insurance company;

•
Upon denial by the insurance company (generally within 30 days of filing the claim), a standard insurance form called an EOB (Explanation of Benefits) must be submitted to our in-house appeals group, who will then prosecute the appeal. The appeal process can take 6-9 months;

•
After all appeals have been exhausted by us, if the claim remains unpaid, then the physician is entitled to receive credit for the treatment he or she purchased from us (our fee only) on behalf of the patient; and

•
Physicians are still obligated to make timely payments for treatments purchased, irrespective of whether reimbursement is paid or denied. Future sale of treatments to the physician can be denied if timely payments are not made, even if a patient’s appeal is still in process.

Historically, we estimated this contingent liability for potential refund by estimating when the physician was paid for the insurance claim. In the absence of a two-year historical trend and a large pool of homogeneous transactions to reliably predict the estimated claims for refund as required by Staff Accounting Bulletin Nos. 101 and 104, we previously deferred revenue recognition of 100% of the current quarter revenues from the program to allow for the actual denied claims to be identified after processing with the insurance companies. After more than 83,000 treatments in the last 2 years and detailed record keeping of denied insurance claims and appeals processed, we can reliably estimate that approximately 11% of a current quarter’s revenues under this program are subject to being credited back or refunded to the physician. As of December 31, 2004, we updated our estimation procedure to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate, and we have recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB 20. These pronouncements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

Had the prior method of estimation been used to calculate potential credits or refunds at December 31, 2004, the amount of deferred revenue would have increased by $405,000 and the amount or revenue recognized for the XTRAC domestic segment for the quarter and year ended December 31, 2004 would have decreased by approximately $405,000.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $278,000 for the quarter and year ended December 31, 2004.

Through our surgical businesses, we generate revenues primarily from two channels. The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories; the second is through the per-procedure surgical services. We recognize revenues from surgical lasers and other product sales, including sales to distributors, when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and we have no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on our books of as inventory. We ship most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers.

For per-procedure surgical services, we recognize revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Inventory. We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. We perform full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.

Our skin disorder treatment equipment will either (i) be sold to distributors or physicians directly or (ii) be placed in a physician's office and remain our property. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the criteria of Staff Accounting Bulletin No. 104 have been met, and until that time, the unit is carried on our books as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full. Until this time, the cost of these shipments continues to be recorded as finished goods inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables related to phototherapy sales are due from various distributors located outside of the United States and from physicians located inside the United States. The majority of receivables related to surgical sales and product sales are due from various customers and distributors located inside the United States. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors.

Property and Equipment. As of December 31, 2004 and 2003, we had net property and equipment of $4,996,688 and $4,005,205, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians’ use of the lasers. We believe that such usage will increase in the future based on the approved CPT codes, recent approvals of private health plans of our XTRAC procedure and expected increases in insurance reimbursement. XTRAC lasers-in-service are depreciated on a straight-line basis over the estimated useful life of three-years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence.

Intangibles. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of its business. As of December 31, 2004 and 2003, we had $3,873,857 and $3,703,078, respectively, of goodwill and other intangibles, accounting for 17% and 16% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually.

This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill. There has been no change to the carrying value of goodwill in 2004 and 2003. Goodwill is allocated to the XTRAC domestic segment and the XTRAC international segment in the amounts of $2,061,096 and $883,327, respectively. The allocation of goodwill to each segment was based upon the relative fair values of the two segments as of August 2000, when we bought out the minority interest in Acculase and thus recognized the goodwill.

Warranty Accruals. We establish a liability for warranty repairs based on estimated future claims for XTRAC systems and based on historical analysis of the cost of the repairs for surgical laser systems. However, future returns on defective laser systems and related warranty liability could differ significantly from estimates, and historical patterns, which would adversely affect our operating results.

Results of Operations

Revenues

We generated revenues of $17,745,181 during the year ended December 31, 2004, of which $12,862,371 was from the surgical laser products and services operations. The balance of revenues was from phototherapy products and services, including $1,626,646 from XTRAC international sales of excimer systems and parts and $3,256,164 from domestic XTRAC procedures. We generated revenues of $14,318,793 during the year ended December 31, 2003, of which $11,827,249 were from the product and services operations of SLT. The balance of revenues was from phototherapy products and services, including $1,166,520 from XTRAC international sales of excimer systems and parts and $1,325,024 from domestic XTRAC procedures. In 2002, total revenues were $3,274,458, including $2,531,063 from international XTRAC sales of excimer lasers and parts, $706,320 from domestic XTRAC procedures, and $37,075 from SLT operations (for the 2 days after the completion of the acquisition on December 27, 2002).

The following table illustrates revenues from our four business segments for the periods listed below:

	For the Years Ended December 31,
	2004	2003	2002
XTRAC Domestic Services	$3,256,164	$1,325,024	$706,320
XTRAC International Products	1,626,646	1,166,520	2,531,063
Total XTRAC Revenues	$4,882,810	$2,491,544	$3,237,383

Surgical Services	$7,826,519	$5,953,462	$37,075
Surgical Products	5,035,852	5,873,787	-
Total Surgical Revenues	$12,862,371	$11,827,249	$37,075

Total Revenues	$17,745,181	$14,318,793	$3,274,458

Domestic XTRAC Segment

Recognized revenue for the years ended December 31, 2004, 2003 and 2002 for domestic XTRAC procedures was $3,256,164, $1,325,024 and $706,320, respectively. Total XTRAC procedures for the same periods were approximately 53,000, 32,000 and 11,000, respectively, of which 4,928, 2,566 and 0 procedures, respectively, were performed by customers without billing from us. These procedures were performed in connection with customer evaluations of the XTRAC laser as well as for clinical research. The ramp in procedures in the years ended

December 31, 2004 and 2003 was related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of the CPT codes with comparable rates by private healthcare insurers.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. Applying the requirements of Staff Accounting Bulletin No. 104 to the program, we recognized service revenue during the program from the sale of XTRAC procedures, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2004, we recognized revenues of $303,027 from revenues (4,562 procedures) which had been previously deferred under this program but which could be recognized as revenue for the year as all the criteria for revenue recognition had been met. For the year ended December 31, 2003, we deferred revenues of $744,830 (10,737 procedures) net, under this program.

In the fourth quarter of 2004, recognized revenues for the domestic XTRAC segment increased by approximately $405,000 from a change in accounting estimate for potential credits or refunds under the reimbursement program above. This amount was offset by approximately $127,000 due to a change in accounting estimate for unused physician treatments that existed at December 31, 2004. The net effect of these two changes in accounting estimate as detailed in our Revenue Recognition Policy above and as further detailed in our Summary of Significant Accounting Policies in Note 1 to the financial statements was to increase revenue for this segment for the quarter and year ended December 31, 2004 by approximately $278,000.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic	For the Years Ended December 31,
	2004	2003	2002
Recognized revenue	$3,256,164	$1,325,024	$706,320
Change in deferred program revenue	(303,027)	744,830	-
Change in deferred unused treatments	229,300	(50,225)	-
Net billed revenue	$3,182,437	$2,019,629	$706,320
Procedure volume total	52,843	31,679	11,000
Less: Non-billed procedures	4,928	2,566	-
Net billed procedures	47,915	29,113	11,000
Avg. price of treatments sold	$66.42	$69.37	$64.21
Procedures with deferred/(recognized) program revenue, net	(4,562)	10,737	-
Procedures with deferred(recognized) unused treatments, net	3,452	(724)	-

The average price for a treatment can vary from quarter to quarter based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated. As a percentage of the psoriasis patient population, there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the amount of treatment time required, it has not been generally practical to use our therapy to treat severe psoriasis patients. This may change going forward, as our new product, the XTRAC Ultra, has shorter treatment times.

International XTRAC Segment

International XTRAC sales of our excimer laser system and related parts were $1,626,646 for the year ended December 31, 2004 compared to $1,166,520 and $2,531,063 for the years ended December 31, 2003 and 2002, respectively. We sold 26 laser systems in the year ended December 31, 2004 compared to 18 and 32 laser systems in the years ended December 31, 2003 and 2002, respectively. The international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our excimer products. While the average revenue per laser was less in the year ended December 31, 2004 than in the same period of 2003, the number of lasers sold was greater than in the prior period. In addition, of the 26 lasers recognized in the year ended December 31, 2004, six of those lasers had been shipped in 2003, but not recognized as sales due to the application of the recognition criteria of Staff Accounting Bulletin No. 104. Four of the six lasers were recognized in the first quarter of 2004 and the other two lasers were recognized in the second quarter of 2004.

The following table illustrates the key changes in the International XTRAC segment for the periods reflected below:

XTRAC International Segment	For the Years Ended December 31,
	2004	2003	2002
Revenues	$1,626,646	$1,166,520	$2,531,063
Laser systems sold	26	18	32
Average revenue per laser	$62,563	$64,807	$79,096

Surgical Services Segment

In the years ended December 31, 2004, 2003 and 2002, surgical service revenues were $7,826,519, $5,953,462 and $37,075, respectively. Revenues in surgical services grew for the year ended December 31, 2004 from 2003 by 31.5%, primarily due to growth in urological procedures performed with laser systems purchased from a third-party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system. There were only two days of surgical services revenues for 2002, since the acquisition of SLT occurred on December 27, 2002.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

Surgical Services Segment	For the Years Ended December 31,
	2004	2003	2002
Revenues	$7,826,519	$5,953,462	$37,075
Percent increase	31.5%
Cost of revenues	5,000,226	3,899,714	18,492
Gross profit	$2,826,293	$2,053,748	$18,583
Percent of revenue	36.1%	34.5%	50.1%

Surgical Products Segment

For the years ended December 31, 2004 and 2003, surgical product revenues were $5,035,852 and $5,873,787, respectively. There were no surgical products revenues in 2002, since the acquisition of SLT occurred on December 27, 2002. Surgical products include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of disposables and fibers are more profitable than laser systems; however, the sale of laser systems creates recurring sales of laser fibers and laser disposables.

Revenues for the year ended December 31, 2004 decreased by approximately $838,000 from the year ended December 31, 2003. A significant portion of this decrease was related to the fact that fewer surgical laser system sales were made in 2004 compared to 2003, although the average price of systems sold was higher in 2004 compared to 2003. For the year ended December 31, 2004 there were 18 laser systems sold for approximately $989,000 compared to 38 laser systems sold for approximately $1,611,000 in the comparable period of the prior year. The balance of the decrease between the periods occurred in the sales of fibers and other disposables. The change in product mix (i.e. fewer laser sales) contributed to a higher margin in the year ended December 31, 2004 compared to the same period in the prior year.

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

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Year Ended December 31,
	2004	2003	2002
Revenues	$5,035,832	$5,873,787	$-
Percent decrease	(14.3%)
Laser systems sold	18	38	-
Laser system revenues	$989,000	$1,611,000	$-
Average revenue per laser	$54,944	$42,395	$-

Cost of Revenues

Product cost of revenues during the year ended December 31, 2004 were $3,324,564, compared to $3,732,109 for the year ended December 31, 2003, a decrease of 11%. Included in these costs were $2,147,193 and $2,915,033 related to surgical product revenues for the years ended December 31, 2004 and 2003, respectively. The remaining product cost of revenues during these periods of $1,177,371 and $817,075, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

The decrease in the product cost of revenues for the year ended December 31, 2004, was primarily related to a decrease in surgical laser sales. This decrease was offset by an increase in product cost of sales for the international XTRAC revenues for the year ended December 31, 2004. This increase was primarily related to an increase in sales for the year. Additionally, we implemented a planned quality upgrade of all units in the field during 2003. The impact of this upgrade served to reduce field service costs and warranty claims for 2004.

Product cost of revenues for the year ended December 31, 2003 were $3,732,109, compared to $1,130,825 for the year ended December 31, 2002. Included in these costs were $2,915,033 related to surgical product revenues for the year ended December 31, 2003; there were only $11,004 of comparable surgical product cost of revenues in the year ended December 31, 2002 representing activity from the acquisition date of SLT on December 27, 2002 through December 31, 2002. The remaining product cost of revenues during these periods of $817,075 and $1,119,821, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States. In 2003, we upgraded our XTRAC lasers to the XL Plus model to address past reliability issues with existing customers. Although the upgrade was largely accomplished in 2003, the cost for the upgrades had been accrued in September 2002.

Services cost of revenues was $7,038,705 and $6,755,499 in the years ended December 31, 2004 and 2003, respectively. Included in these costs were $5,148,259 and $3,959,714 related to surgical service revenues for the year ended December 31, 2004 and 2003, respectively. The remaining services cost of revenues during these periods of $1,890,446 and $2,795,785, respectively, represented manufacturing, depreciation and field service costs on the lasers in service.

Services cost of revenues was $6,755,499 and $3,294,609 in the years ended December 31, 2003 and 2002, respectively. Included in these costs were $3,959,714 related to surgical service revenues for the year ended

December 31, 2003; there were only $18,492 of comparable surgical service cost of revenues in the year ended December 31, 2002 representing activity from the acquisition date of SLT on December 27, 2002 through December 31, 2002. The remaining services cost of revenues during these periods of $2,795,785 and $3,276,117, respectively, represented manufacturing, depreciation and field service costs on the lasers in service.

The decreases in the services cost of sales, excluding surgical services’ costs, relate to the improvements made to the lasers, with the result that field service costs were less in the year ended December 31, 2003 compared to the year ended December 31, 2002.

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

Gross Margin Analysis

Gross margin increased to $7,381,912 during the year ended December 31, 2004 from $3,831,185 during the same period in 2003, an increase of $3,550,727. Revenues increased during the year ended December 31, 2004 to $17,745,181 from $14,318,793 during the same period in 2003, an increase of $3,426,388. The cost to produce those revenues decreased during the year ended December 31, 2004 to $10,363,269 from $10,487,608 during the same period in 2003, a decrease of $124,339. Overall gross margin increased for the year ended December 31, 2004 to 41.6% from 26.8% for the same period in 2003.

Gross margin increased to $3,831,185 during the year ended December 31, 2003 from a loss of $(1,150,976) during the same period in 2002, an increase of $4,982,161. Revenues increased during the year ended December 31, 2003 to $14,318,793 from $3,274,458 during the same period in 2002, an increase of $11,044,335. Overall gross margin increased for the year ended December 31, 2003 to 26.8% from (35.2%) for the same period in 2002. The acquisition of SLT occurred on December 27, 2002. Hence, only two business days of activity from SLT operations are included for the year ended December 31, 2002, representing $18,583 of gross margin.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	For the Year Ended December 31,
	2004	2003	2002
Revenues	$17,745,181	$14,318,793	$3,274,458
Percent increase	23.9%	337.3%
Cost of revenues	10,363,269	10,487,608	4,425,434
Percent (decrease) increase	(1.2%)	137%
Gross profit (loss)	$7,381,913	$3,831,185	($1,150,976)
Percent of revenue	41.6%	26.8%	(35.2%)

The primary reasons for improvement in gross margin for the year ended December 31, 2004, compared to the same period in 2003 were as follows:

•
We increased treatment procedures and lowered field service costs for the XTRAC laser. The increase in procedure volume was a direct result of improving insurance reimbursement. The lower field service costs were a direct result of the planned quality upgrades in 2003 for all lasers-in-service.

•	We continued to increase the volume of sales to existing customers and add new customers to our existing base.

The primary reasons for improvement in gross margin for the year ended December 31, 2003, compared to the same period in 2002 was as follows:

•	We acquired SLT on December 27, 2002, so there were only two business days of SLT activity in 2002 but a full year’s activity in 2003.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	For the Year Ended December 31,
	2004	2003	2002
Revenues	$3,256,164	$1,325,024	$706,320
Percent increase	145.7%	87.6%
Cost of revenues	1,890,446	2,795,786	3,276,117
Percent decrease	(32.4%)	(14.7%)
Gross profit (loss)	$1,365,718	($1,470,762)	($2,569,797)
Percent of revenue	41.9%	(111.0%)	(363.8%)

The most significant improvement for the year ended December 31, 2004 came from our Domestic XTRAC segment. We increased the gross profit for this segment for the year ended December 31, 2004 over the comparable periods in 2003 and 2002 by $2,836,480 and $3,936,463, respectively, primarily due to increases in revenues and decreases in the costs in the two periods. The key factors were as follows:

•
A key driver in increased revenue in this segment is insurance reimbursement. In 2004, we focused on private health insurance plans’ adopting the XTRAC laser therapy for psoriasis as an approved medical procedure. In 2004, several major health insurance plans instituted medical policies to pay claims for the XTRAC therapy including Regence, Wellpoint, Aetna and Anthem.

•	Procedure volume increased 65% from 29,113 to 47,915 billed procedures in the year ended December 31, 2004 compared to the same period in 2003.

•	Price per procedure was not a meaningful component of the revenue change between the periods.

•
In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue under the program for the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2004, we recognized revenues of $303,027, net, from revenues under the program which had been previously deferred but which could be recognized in the current year’s revenues as all the criteria for revenue recognition had been met. For the year ended December 31, 2003, we deferred revenues of $744,830 under this program. There was no deferral at December 31, 2002 as the program started in the first quarter of 2003.

•
The cost of revenues decreased by $905,340 for the year ended December 31, 2004. An incremental procedure at a physician’s office does not substantively increase our operating costs associated with that laser. This, combined with the improvement in the reliability of the lasers in 2004 from 2003 and the resulting reduction in field service costs, served to reduce costs associated with the domestic segment.

•
Procedure volume also increased from 2002 to 2003. Billed procedures increased from approximately 11,000 in 2002 to 32,000 in 2003 which accounted for the increase in revenues from 2002 to 2003. Costs associated with these revenues dropped significantly as we implemented an upgrade program in 2002 that was substantially completed in 2003 to improve the reliability and reduce operating costs.

The following table analyzes our gross margin for our International XTRAC segment for the periods reflected below:

XTRAC International Segment	For the Year Ended December 31,
	2004	2003	2002
Revenues	$1,626,646	$1,166,520	$2,531,063
Laser systems sold	26	18	32
Average revenue per laser	62,563	64,807	79,096
Cost of revenues	1,177,371	817,075	1,119,821
Standard manufacturing cost per unit	28,200	28,200	28,200
Total standard cost of goods sold	733,200	507,600	902,400
Other cost of goods sold	444,171	309,475	217,421
Gross profit	$449,275	$349,445	$1,411,242
Percent of revenue	27.6%	30.0%	55.8%

The gross profit for the year ended December 31, 2004 increased by $99,830 from the comparable period in 2003. The key factors in this business segment were as follows:

•
We sold 26 XTRAC laser systems during the year ended December 31, 2004 and 18 lasers in the comparable period in 2003. We shipped $541,000 of lasers to a master distributor in 2003, but did not recognize revenue at the time. We recognized revenue in the amount of $420,000 in 2004 when all collections from the shipments became certain.

•
The International XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our excimer products. The average revenue for the 26 laser systems sold in the year ended December 31, 2004 was approximately $63,000 while the average revenue per laser in 2003 was $65,000.

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

•
Revenues decreased by approximately $1,364,000 from 2002 to 2003 as a result of fewer shipments at a lower average price per unit in 2003 compared to 2002. In 2003, there were more international competitors selling alternative medical devices for the treatment of psoriasis that served to reduce our average price per laser in 2003. In addition, other manufacturing costs were higher in 2003 compared to 2002 as a result of additional upgrade costs to the XTRAC. These factors reduced our gross margin by $1,045,366.

The following table analyzes the gross margin for our Surgical Services segment for the periods reflected below:

Surgical Services Segment	For the Year Ended December 31,
	2004	2003	2002
Revenues	$7,826,519	$5,953,462	$37,075
Percent increase	31.5%
Cost of revenues	5,000,226	3,899,714	18,492
Percent increase	28.2%
Gross profit	$2,826,293	$2,053,748	$18,583
Percent of revenue	36.1%	34.5%	50.1%

Gross profit in the Surgical Services segment for the year ended December 31, 2004 increased by $775,545 from the comparable period in 2003. The key factors impacting gross margin for the Surgical Services business were as follows:

•
Increased procedure volume was the primary reason for improvements in this business. We continue to experience growth in our surgical services business, particularly within existing customers and existing geographies.

•
A significant part of the growth was an increase in urological procedures performed with laser systems we have purchased from a third party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system. In the year ended December 31, 2004, we increased the amount we charge customers for the fibers used with this procedure without a commensurate increase in the cost of these fibers. This accounted for the increase in the margin to 36.1% from 34.5% in the year ended December 31, 2004 from the comparable period in 2003.

•	For the year ended December 31, 2002, there were only two business days of activity from the SLT acquisition which occurred on December 27, 2002.

The following table analyzes our gross margin for our Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Year Ended December 31,
	2004	2003	2002
Revenues	$5,035,852	$5,873,787	$-
Percent decrease	(14.3%)
Cost of revenues	2,295,226	2,975,034	11,004
Percent decrease	(22.9%)
Gross profit (loss)	$2,740,626	$2,898,753	($11,004)
Percent of revenue	54.4%	49.4%	-

Gross profit for the Surgical Products segment in the year ended December 31, 2004 compared to the same period in 2003 decreased by $158,127. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems. However, the sale of laser systems generates the sale of laser disposables.

•
Revenues for the year ended December 31, 2004 decreased by $837,935 from the year ended December 31, 2003. Cost of revenues decreased by $679,808 between the same periods. There were 20 fewer laser system sales in the year ended December 31, 2004 than in the comparable period ended December 31, 2003. However, those lasers sold in the 2004 period were at slightly higher prices than in the comparable period in 2003. This decrease in the number of lasers sold was the primary impact on the decrease in the gross margin.

•	Disposables, which have a higher gross margin than lasers, represented a higher percentage of revenue in the year ended December 31, 2004 compared to the year ended December 31, 2003.

•	For the year ended December 31, 2002, there were only two business days of activity from the SLT acquisition which occurred on December 27, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2004 were $10,426,256, compared to $9,451,224 in 2003, an increase of 10%. The overall increase related to several expenses during the 2004 year. We have incurred $400,000 in expenses in order to become compliant with Sarbanes Oxley. We had incremental bad debt expense and legal expense of $159,000 and $200,000, respectively, over the 2003 levels. The bad debt expense relating to the international XTRAC sales has been lower due to the lower sales volume which contributes to lower potential sales at risk of collection. In addition, more of our international sales have been paid with cash in advance or letters of credit inasmuch as such payment terms are more suitable for the geographic mix of countries where we presently do business. This decrease was offset by an increase in bad debt expense relating to the domestic XTRAC. These expenses related to prior insurance reimbursement issues.

Selling, general and administrative expenses specifically allocated to the International XTRAC segment decreased for the year ended December 31, 2004 compared to the same period in 2003 due to a decrease in warranty expenses, which were driven by improved reliability in our XTRAC laser systems. In the Surgical Services segment, the increase in specifically allocated selling, general and administrative expenses for the year ended December 31, 2004 over 2003 was primarily related to higher commission expense on increased revenues and additional training and staff education.

Selling, general and administrative expenses for the year ended December 31, 2003 were $9,451,224, compared to $6,190,836 for the year ended December 31, 2002, an increase of 53%. Due to the acquisition of SLT on December 27, 2002, we absorbed additional expenses of $3,724,992 in 2003. This increase was offset, in part, by merger integration savings of duplicative expenses between PhotoMedex and SLT. In addition, 2002 included $320,000 of refurbishment warranty expense and $383,000 of incremental bad debt expense over the 2003 level.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2004 increased to $1,801,438 from $1,776,480, or generally level with the year ended December 31, 2003.

Engineering and product development expenses for the year ended December 31, 2003 increased to $1,776,480 from $1,757,257 for the year ended December 31, 2002. This increase related primarily to SLT’s engineering expenses of $539,300 for the year ended December 31, 2003. The diode and CO2 surgical lasers which were introduced in 2004 resulted from these expenditures. These expenses were offset, in part, by clinical trial expenses of $173,000 and product development expenses of $305,000, related to the improvements to the excimer laser, for the year ended December 31, 2002. In 2003, the XTRAC XL Plus resulted from these expenditures.

Allocations of the California facility engineering and product development expenses between the Domestic and International XTRAC Segments are based upon the planned manufactured output of XTRAC lasers for the year.

Interest Expense, Net

Net interest expense for the year ended December 31, 2004 increased to $138,414, as compared to $46,330 for the year ended December 31, 2003. The increase in net interest expense is a direct result of the draws on our lease line of credit during 2004. The initial draw on the lease line of credit in the second quarter of 2004 was used to replace the expired $1,000,000 bank line of credit.

Net interest expense for the year ended December 31, 2003 was $46,330, as compared to net interest income of $25,669 for the year ended December 31, 2002. The increases in net interest expense in the comparable periods related to the interest on the line of credit and on long term-debt that was assumed with the acquisition of SLT.

Net Loss

The aforementioned factors resulted in a net loss of $4,984,196 during the year ended December 31, 2004, as compared to a net loss of $7,442,849 for the year ended December 31, 2003, a decrease of 33%. This decrease was primarily the result of the increase in revenues and resulting gross margin.

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

Liquidity And Capital Resources

We have historically financed our operations through the use of working capital provided from private placements of equity securities and lines of credit.

On December 27, 2002, we acquired SLT. The surgical products and services provided by SLT increased revenues for 2004 and 2003. We also saved costs from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, with the consolidated infrastructure in place, our revenues, both in phototherapy and surgical products and services, grew, without commensurate growth in our fixed costs. The established revenues from surgical products and services helped to absorb the costs of the infrastructure of the combined company.

At December 31, 2004, the ratio of current assets to current liabilities was 1.88 to 1.00 compared to 2.37 to 1.00 at December 31, 2003. This ratio was higher in 2003 than in 2004 due to the use of funds for working capital from the private placement in May 2003, as detailed above. As of December 31, 2004, we had $6,119,248 of working capital.

Set forth below is a summary of liabilities, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. The obligations under the credit facility from GE Capital Corporation are capital leases; the other capital lease obligations are from transactions entered into before we entered the credit facility with GE. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years

Credit facility obligations	$1,881,338	$731,489	$1,149,849	$-
Other capital lease obligations	630,502	302,889	327,613	-
Operating lease obligations	28,724	10,138	18,586	-
Rental lease obligations	458,049	334,804	123,245	-
Notes payable	106,541	77,478	29,063	-
Total	$3,105,154	$1,456,798	$1,648,356	$-

Cash and cash equivalents were $3,997,017 as of December 31, 2004, as compared to $6,633,468 as of December 31, 2003. $112,200 of cash or cash equivalents were classified as restricted as of December 31, 2004. No cash or cash equivalents were classified as restricted as of December 31, 2003.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into first quarter of 2006. The 2005 operating plan reflects anticipated revenue growth from an increase in per-treatment fees for use of the XTRAC system based on wider insurance coverage in the United States and continuing costs savings from the integration of the combined companies. However, the projected cost of our business plan may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, as from a major rollout of the XTRAC Ultra in the U. S., we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us.

In addition, there may be insufficient authorized shares available for issuance in connection with additional equity financing. As of March 15, 2005, we have 75,000,000 shares of common stock authorized, 40,168,549 shares issued and outstanding, and approximately 22,415,000 shares reserved for expected or possible issuances. Expected and possible issuances include: (i) 13,320,000 shares reserved in the pending ProCyte acquisition for exchange with ProCyte shareholders and issuance one exercise of options granted or grantable from the ProCyte stock option plans; (ii) 8,500,000 shares reserved for issuance in connection with outstanding PhotoMedex warrants and options granted or grantable under the PhotoMedex stock option plans, (iii) 586,000 shares reserved for issuance in connection with the technology license from Stern Laser, and (iv) nearly 10,000 warrants that may be issued to GE Capital Corporation in connection with additional draws under our lease line of credit. In any of such events, we would be forced to modify our plans and operations to seek to balance cash inflows and outflows.

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

We received a letter of intent from GE Capital Corporation to open a second line of leasing credit. The second, supplemental line would be for $5 million, have a term of three years and be secured by lasers used in our Domestic XTRAC and our Surgical Services segments. The proposed terms seem favorable to us. However, the second line is subject to and contingent on a due diligence review, to be conducted in March 2005.

As of December 31, 2004, we had made three draws against the line.

	Draw 1	Draw 2	Draw 3
Date of draw	June 30, 2004	September 24, 2004	December 30, 2004
Amount of draw	$1,536,950	$320,000	$153,172
Stated interest rate	8.47%	7.97%	8.43%
Effective interest rate	17.79%	17.41%	17.61%
Number of warrants issued	23,903	6,656	3,102
Exercise price of warrants per share	$3.54	$2.64	$2.73
Fair value of warrants	$62,032	$13,489	$5,946

The fair value of the warrants granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

	Warrants granted under:
	Draw 1	Draw 2	Draw 3
Risk-free interest rate	3.81%	3.70%	3.64%
Volatility	99.9%	100%	99.3%
Expected dividend yield	0%	0%	0%
Expected option life	5 years	5 years	5 years

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

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

Operating cash flow for the year ended December 31, 2004 compared to the year ended December 31, 2003 improved mostly due to a $3,550,727 increase in gross profit. This resulted in net cash used in operating activities of $2,765,221, for the year ended December 31, 2004, compared to $5,134,161 for the same period in 2003. In the year ended December 31, 2004, changes in operating assets and liabilities used $111,531 of cash compared to $247,434 usage of cash for the same period in 2003.

Operating cash flow for the year ended December 31, 2003 compared to the year ended December 31, 2002 improved mostly due to a $4,982,161 increase in gross profit. This resulted in net cash used in operating activities of $5,134,161, for the year ended December 31, 2003, compared to $6,071,819 for he same period in 2002. In the year ended December 31, 2003, changes in operating assets and liabilities used $247,434 of cash compared to cash provided of $672,025 for the same period in 2002.

Net cash used in investing activities was $2,677,670 and $1,607,757 for the year ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004 and 2003, we utilized $1,683,528 and $1,556,654, respectively, for production of our lasers in service. In 2004, we had net acquisition costs of $882,823 related to the Stern and ProCyte acquisitions.

Net cash used in investing activities was $1,607,757 and $205,948 for the year ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, we utilized $1,556,654 for production of our lasers in service compared to the net retirement of lasers from service of $99,090 during the year ended December 31, 2002. In 2002, we had net acquisition costs of $231,500 related to the SLT acquisition.

The retirements of lasers from service have been minor or immaterial over the last three years and therefore, we have reported them on a net basis.

Net cash provided by financing activities was $2,694,240 and $9,367,335 for the years ended December 31, 2004 and 2003, respectively. In the year ended December 31, 2004, we received $3,296,751 from the exercise of stock options and warrants and a net increase of $527,548 from the termination of the bank line of credit and the initiation of the lease line of credit from GE. These increases were partially offset by $879,001 for the payment of certain notes payable and capital lease obligations and $138,858 in registration costs from the issuance of common stock. In the year ended December 31, 2003, we received $9,477,546 from the issuance of common stock. In addition we received $2,000,000 from the release of restrictions of cash related to SLT’s prior credit facility. These receipts were offset by a net payment of $1,770,268 on the bank line of credit, and $867,323 for the payment of certain debts.

Net cash provided by financing activities was $9,367,335 and $6,218,998 for the years ended December 31, 2003 and 2002, respectively. In the year ended December 31, 2003, we received net proceeds of $9,477,546 from the private placement in May 2003, $64,532 and $462,848 from the exercise of options and warrants, respectively. We also received $2,000,000 from the release of restricted cash, cash equivalents and short-term investments, which was offset by a net payment of $1,770,268 on the line of credit, and $867,323 for the payment of certain debts. In the year ended December 31, 2002, we received net proceeds of $5,706,047 from the private placement in June 2002, $18,000 and $432,982 from the exercise of options and warrants, respectively, and $60,905 in proceeds from notes payable.

We expect, based on our current business plan, and our present outlook, that we will have the resources to market our current products and services into first quarter of 2006. Nevertheless, we cannot assure you that we will market any products successfully, operate profitably in the future, or that we may not require significant additional financing in order to accomplish our business plan.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

At the direction and approval of our Audit Committee, we terminated the engagement of KPMG LLP (“KPMG”) as our principal independent accountants, to take effect June 9, 2004.

In connection with the audits for the years ended December 31, 2002 and 2003 and the subsequent interim period through June 9, 2004, except as described in the following paragraph, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of such disagreements in connection with its reports on our consolidated financial statements for such years. Management and the Audit Committee have adhered, and will adhere, to the policy to issue only financial reports which conform to the accounting positions recommended by its independent accountants.

During its review of our interim consolidated financial statements for the quarter ended September 30, 2003, KPMG identified an issue related to material transactions for which we had initially recorded revenue on shipments of lasers to an international distributor. Based on its review and analysis of the collectibility of the revenue from such shipments, KPMG determined that the revenue related to these particular shipments should be accounted for utilizing the “sell-through” method of accounting, provided the other criteria for revenue recognition under applicable accounting standards were met. The issue was discussed with management and with our Audit Committee. Upon consideration of additional facts relevant to the issue, management and the Audit Committee agreed with KPMG’s position. Consistent with our Company policy, this issue was resolved to the satisfaction of KPMG, and, in accordance with the “sell-through” method, we did not include the revenue under discussion in the reported quarterly results. If this issue had not been resolved to the satisfaction of KPMG, it would have caused KPMG to make reference to the subject matter of such disagreement in connection with its reports on our consolidated financial statements for applicable periods.

There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for an event related to the “sell-through” method of accounting discussed above. KPMG issued a letter identifying a material weakness in our internal control as a result of our 2003 audit. The material weakness in our internal controls related to recognition of revenue on the sale of lasers under the collectibility criterion of Staff Accounting Bulletin No. 104. While we believed that we had adequate policies for proper recognition of revenue, we agreed with KPMG that our implementation of those policies, especially in evaluating the collectibility of discrete sales of laser units, needed to be improved. We re-evaluated the various factors, and the relative weights we ascribe to the factors, which we take into account in determining collectibility. By December 31, 2003, we had implemented these and additional procedures to evaluate not only new distributors and customers, but past customers as well.

The reports of KPMG on our consolidated financial statements, as of and for the years ended December 31, 2002 and 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The Audit Committee of our Board of Directors recommended and approved the engagement of Amper, Politziner & Mattia, P.C. as our independent accountants, effective June 9, 2004. Accordingly, we have engaged Amper, Politziner & Mattia, P.C. as our principal independent accountants. The stockholders ratified the engagement of Amper, Politziner & Mattia at the annual meeting on December 28, 2004.

During the year ended December 31, 2003 and through June 9, 2004, neither we nor anyone on our behalf consulted Amper, Politziner & Mattia, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events, as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Controls and Procedures

Discussion of Year Ended December 31, 2003

At the end of October 2003 and prior to the release of our results and the filing of the Form 10-Q for the quarter ended September 30, 2003, our independent auditors identified an issue related to certain transactions for which we had initially recorded revenue in our internal consolidated financial statements on shipments of lasers to a master international distributor in the third quarter of 2003. Following the same analysis we had made for shipments made in the second quarter to the distributor, we initially had determined that such shipments made in the third quarter were collectible, based on the reputations of the principals of the distributor and on extensive conversations we had had with other suppliers of the distributor. Our independent auditors noted, however, that the adjustment in the third quarter of the contractual payment terms provided to the distributor in the second quarter suggested that the distributor might not have the ability to pay for the laser units until the distributor had collected amounts due from its customers. Augmenting their concern was that the total credit then extended to the distributor would be material to the related financial statements.

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

Based on the foregoing, during the fourth quarter of 2003, we immediately implemented a revised internal control procedure to enhance the determination of the collectibility of receivables from sales to all of our distributors - both for our then current distributors and customers (including new and past distributors and customers) and as a policy on an ongoing basis for prospective distributors and customers. We determined going forward that, if we were to record revenues other than on payment in full of receivables, we would rely primarily on strong, objective evidence of a customer’s ability to pay on a case-by-case basis. We determined that the best evidence with respect to discrete laser sales would be a letter of credit or payment in advance. Other evidence could be in the form of past payment records, third party credit reports, bank references, recent customer financial statements and industry/trade references. We also re-evaluated the various factors, and the relative weights we ascribe to these factors, which we take into account in determining collectibility. Senior management individually reviews each transaction.

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

Discussion of Year Ended December 31, 2004

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).

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

Our chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Except as described above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Management’s report on our internal controls over financial reporting can be found with the attached financial statements. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found with the attached financial statements.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Amper, Politziner & Mattia, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Pending Acquisition - ProCyte

ProCyte Corporation (“ProCyte”) is a Washington corporation organized in 1986.  ProCyte is a medical skin care company that develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies.

ProCyte’s focus since 1996 has been to bring unique products, primarily based upon patented technologies such as GHK and AHK copper peptide technologies, to selected markets.  ProCyte currently sells its products directly to the dermatology, plastic and cosmetic surgery, and spa markets.  The Company has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

ProCyte’s products address the growing demand for skin health and hair care products, including products designed to address the effects aging has on the skin and hair and to enhance appearance.  ProCyte’s products are formulated, branded for and targeted at specific markets.  The Company’s initial products in this area addressed the dermatology, plastic and cosmetic surgery markets for use following various procedures.  Anti-aging skin care products were added to expand into a comprehensive approach for incorporation into a patients’ skin care regimen.  Certain of these products incorporated their patented technologies, while others, such as our advanced sunscreen products that reduce the effects of sun damage and aging on the skin, complement the product line.

On December 1, 2004, we entered into a definitive merger agreement with ProCyte Corporation pursuant to which we agreed to acquire ProCyte in a stock-for-stock transaction valued at approximately $24.4 million. Under the terms of the agreement, we agreed to issue 0.6622 shares of our common stock in exchange for each outstanding share of ProCyte common stock. We have agreed to assume certain common stock options to purchase shares of ProCyte common stock which have an exercise price of $2.00 per share or less. Each assumed option to purchase shares of ProCyte common stock outstanding immediately before the completion of the merger will automatically become a stock option to purchase shares of our common stock. The number of shares of our common stock into which a stock option is exercisable and the related exercise price will be adjusted for the exchange ratio in the merger. In addition, some assumed stock options will become fully vested and exercisable at the effective time of the merger. We have agreed to assume the ProCyte stock option plans at the effective time of the merger.

Assuming the exercise of all assumed ProCyte stock options, we expect to issue approximately 12,090,000 shares of our common stock in connection with the merger and to reserve approximately 1,230,000 shares for options that may be granted in the future out of the option plans assumed from ProCyte.

On a pro forma basis, assuming that all ProCyte shareholders exchange their ProCyte shares for our shares, and giving effect to the shares underlying the ProCyte stock options to be assumed by us, ProCyte's stockholders would own approximately 21% of the combined company's common stock on a fully diluted basis. Based on the closing prices of our common stock on November 30, 2004, the day before the announcement of the agreement, the offer represents a purchase price of $1.49 per share and a premium of 33%.

Consummation of the merger is subject to various terms and conditions, including the approval at special shareholder meetings by our stockholders and by ProCyte shareholders holding at least two-thirds of outstanding ProCyte shares. On March 3, 2005 the ProCyte shareholders approved the adjournment of its special meeting of shareholders in order for ProCyte to solicit additional proxies to vote on the proposed merger between PhotoMedex, Inc. and ProCyte. The adjourned special meeting will be reconvened on March 18, 2005.

The ProCyte special meeting was adjourned because an insufficient number of shareholders were present or represented by proxy to approve the merger proposal under applicable Washington law. Washington statute requires that the merger be approved by the affirmative vote of at least two-thirds of the shares of ProCyte common stock outstanding and entitled to vote on the merger. As of the adjournment of its special meeting, ProCyte had received proxies representing approximately 9,639,000 of the required 10,548,344 share votes needed to approve the merger proposal. Over 92% of the proxies received by ProCyte had been in favor of the merger proposal. Of the 9,639,000 shares represented at the special meeting, 8,572,000 (88.9%) voted in favor of the adjournment of the meeting for the purpose of soliciting additional proxies in favor of the merger proposal. There can be no assurances that the ProCyte shareholders will approve the proposed merger transaction.

At a separate special meeting of the stockholders held March 3, 2005, our stockholders approved the proposal with respect to the issuance of our shares in the proposed merger by a vote of 24,334,253 (99.1%) shares in favor and 209,302 shares opposed or abstaining.

If the merger is consummated, we will account for it as a purchase of ProCyte by us under generally accepted accounting principles. We will allocate the purchase price based on the fair value of ProCyte's acquired assets and assumed liabilities. We will consolidate the operating results of ProCyte with our own operating results, beginning as of the date the parties complete the merger. The final allocation of the purchase price will be determined after the merger is consummated, at which time the actual purchase price can be calculated, and after completion of a post-closing analysis to determine the fair values of ProCyte's acquired assets and assumed liabilities.

Under applicable Washington law, ProCyte shareholders have the right to dissent from the merger and to receive payment in cash for the appraised value of their shares of ProCyte common stock. The appraised value of the shares of ProCyte common stock may be more than, less than or equal to the value of the merger consideration. A dissenter must follow specific procedures in order to perfect such rights.

We have agreed to pay a finder's fee of $150,000 to BIO-IB, LLC for introducing the prospect of the ProCyte acquisition. The finder's fee will only be payable in the event of the closing of the transactions contemplated by the merger agreement. The investment banking fee to CIBC World Markets is payable irrespective of whether the merger is consummated. As of March 15, 2005, we have outstanding liabilities amounting to $752,382 which we have incurred and accrued for in connection with the merger.

Stern Laser Transaction

On September 7, 2004, we closed the transactions set forth in a Master Asset Purchase Agreement, or the Master Agreement, with Stern Laser srl. As of December 31, 2004, we have issued to Stern 113,877 shares of its restricted common stock in connection with the execution of the Master Agreement. We registered these shares with the SEC in January 2005. We also agreed to pay Stern up to an additional $1,150,000 based on the achievement of certain remaining milestones relating to the development and commercialization of certain licensed technology and the licensed products which may be developed under such arrangement and may have certain other obligations to Stern under these arrangements. We retain the right to pay all of these conditional sums in cash or in shares of our common stock, in our discretion. To secure the latter alternative, we have reserved for issuance, and placed into escrow, 586,123 shares of our unregistered stock. The per-share price of any future issued shares will be based on the closing price of our common stock during the 10 trading days ending on the achievement of a particular milestone under the terms of the Master Agreement. As of March 15, 2005, we have accrued for the issuance of an additional 43,668 shares of its stock, based upon a $100,000 milestone set forth in the Master Agreement. Stern also has served as the distributor of our XTRAC laser system in South Africa and Italy since 2000.

PART III
Item 10. Directors and Executive Officers of Registrant

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Our Board members are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders.

The following sets forth certain biographical information concerning our directors and our current executive officers.

Name	Position	Age
Richard J. DePiano	Non-Executive Chairman of the Board of Directors	63
Jeffrey F. O'Donnell	Director, President and Chief Executive Officer	45
Dennis M. McGrath	Chief Financial Officer and Vice President - Finance and Administration	48
Michael R. Stewart	Executive Vice President of Corporate Operations	47
John J. McAtee, Jr.	Director	68
Alan R. Novak	Director	70
Warwick Alex Charlton	Director	45
Anthony J. Dimun	Director	61
David W. Anderson	Director	52

Directors and Executive Officers

Richard J. DePiano was appointed to our Board of Directors in May 2000 and was unanimously elected to serve as Non-Executive Chairman of the Board on January 31, 2003. Mr. DePiano has been a director of Escalon Medical Corp., a publicly traded healthcare business specializing in the development and marketing of ophthalmic devices and pharmaceutical and vascular access products, since February 1996, and has served as its Chairman and Chief Executive Officer since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano was also the Chairman of the Board of Directors of SLT prior to our acquisition of SLT.

Jeffrey F. O’Donnell joined PhotoMedex in 1999 as President and CEO and has served as a member of the Board of Directors since that date. Prior to PhotoMedex, he joined Radiance Medical Systems (originally Cardiovascular Dynamics) as Vice President of Sales and Marketing from 1995 to 1997; from 1997 to 1999 he served as its President and CEO and subsequently assumed a role as non-executive chairman of the board. Previously, from 1994 to 1995 Mr. O’Donnell held the position of President and CEO of Kensey Nash Corporation. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant and Johnson & Johnson Orthopedic. In addition to sitting on the Board of Directors for PhotoMedex, Mr. O’Donnell is currently an outside Board Member of Endologix, Inc., Cardiac Sciences and Replication Medical, Inc. and had served until December 28, 2004 on the Board of Escalon Medical Corp. He had served as an outside Board member of AzurTec, Inc. but resigned from that board in 2003. Mr. O’Donnell graduated from LaSalle University in 1982 with a B.S. in business administration.

Dennis M. McGrath was appointed Chief Financial Officer and Vice President-Finance and Administration in January 2000. Mr. McGrath has held several senior level positions including from February 1999 to January 2000 serving as the Chief Operating Officer of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a public company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath assumed the role of Chief Financial Officer of Think New Ideas, Inc., a public company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, Mr. McGrath was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. From September 1996 to February 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President-Operations of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink. Mr. McGrath is a certified public accountant and graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a certified public accountant.

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

John J. McAtee, Jr., has been a member of our Board of Directors since March 4, 1998. From March 4, 1998 until March 8, 1999, Mr. McAtee served as the Non-Executive Chairman of the Board of Directors. From 1990 to 1996, Mr. McAtee was Vice Chairman of Smith Barney, Inc., now known as Salomon Smith Barney, one of the world’s largest investment banking and brokerage firms. Before that, Mr. McAtee was a partner in the New York law firm of Davis Polk & Wardwell for more than 20 years. Mr. McAtee is a graduate of Princeton University and Yale Law School. Mr. McAtee is also a director of Jacuzzi Brands, Inc., a diversified industrial corporation, whose primary business is the manufacture and sale of bath and plumbing products.

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

Anthony J. Dimun was appointed to our Board of Directors on October 3, 2003. He has served since May 2001 as Chairman of Nascent Enterprises, L.L.C., a medical device venture advisory firm. He also has served since 1987 as the Managing Director and Chief Executive Officer of Strategic Concepts, Inc., a financial advisory company with specific focus on venture capital and acquisition transactions. From March 1991 to May 2001, Mr. Dimun served as Executive Vice President and Chief Financial Officer of Vital Signs, Inc., a publicly held anesthesia and respiratory medical device company and currently serves as a director of Vital Signs, Inc. Mr. Dimun also serves as a member of the Board of Trustees of the New Jersey Center for Biomaterials, a non-profit collaboration of the three leading New Jersey universities. Prior to 1991, Mr. Dimun held positions as a Certified Public Accountant with several national accounting firms and served as Senior Vice President for an international merchant-banking firm.

David W. Anderson was appointed to our Board of Directors on July 27, 2004. Mr. Anderson is the President and Chief Executive Officer of Gentis, Inc since November 2004. He has over twenty years of entrepreneurial management experience in the medical device, orthopedics and pharmaceutical field. He has served as President and CEO of Sterilox Technologies, Inc., the world’s leader in the development and marketing of non-toxic biocides; Bionx Implants, Inc., a publicly traded orthopedic sports medicine and trauma company, and Kensey Nash Corporation, a publicly traded cardiology and biomaterials company. In addition, Mr. Anderson was previously Vice President of LFC Financial Corp., a venture capital and leasing company, where he was responsible for LFC’s entry into the healthcare market; and was a founder and Executive Vice President of Osteotech, Inc., a high-technology orthopedic start-up.

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of Board committees. Directors who are not our employees are compensated under the 2000 Non-Employee Director Plan. Each director receives non-qualified options to purchase up to 35,000 shares of common stock on an annual basis. Each outside director receives an annual cash retainer of $20,000 and is also paid $1,000 for personal attendance at each meeting of the Board and each committee meeting held not in conjunction with meetings of the Board itself, and $500 for telephonic attendance at each Board or committee meeting, excluding meetings of limited scope and duration. We pro-rate the retainer for a director serving less than a full year.

Compensation, Nominations and Corporate Governance and Audit Committees

General. The Board maintains charters for select committees. In addition, the Board has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already have in place. To view the charters of the Audit, Compensation and Nominations and Corporate Governance Committees, the corporate governance guidelines and the codes of conduct and our whistle blower policy, please visit our website at www.photomedex.com (this website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this proxy statement). The Board has determined that all members of the Board are independent under the revised listing standards of The Nasdaq Stock Market, Inc. (“NASDAQ”), except for Mr. O'Donnell, who is also our Chief Executive Officer.

Compensation Committee. The Board of Directors has a Compensation Committee. The members of the Compensation Committee currently are Messrs. McAtee, Novak, Charlton and Dimun. Mr. Dimun serves as the Chairman of the Compensation Committee. The Board has determined that each member of the Compensation Committee is "independent" under the revised listing standards of NASDAQ. Mr. Charlton was invited to rejoin the Compensation Committee in October 2004.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all decisions. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), reviews, approves and recommends terms and conditions for all employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans as may be adopted by us from time to time. The report of the Compensation Committee for 2004 is presented below.

Nominations and Corporate Governance Committee. The Board of Directors has a Nominations and Corporate Governance Committee. Messrs. McAtee, DePiano, Novak and Anderson currently serve as members of the Nominations and Corporate Governance Committee. Mr. McAtee serves as the Chairman of the Committee. The Board has determined that each member of this Committee is "independent" under the revised listing standards of NASDAQ.

The Nominations and Corporate Governance Committee oversees our corporate governance and Board membership matters. The Nominations and Corporate Governance Committee is responsible for developing and overseeing the Board’s corporate governance principles and a code of conduct applicable to members of the Board, and our officers and employees, and for monitoring the independence of the Board. The Nominations and Corporate Governance Committee also determines Board membership qualifications, selects, evaluates, and recommends to the Board nominees to fill vacancies as they arise, reviews the performance of the Board, and is responsible for director education.

Audit Committee. The Board of Directors has an Audit Committee. Messrs. DePiano, McAtee, Dimun and Anderson currently serve as members of the Audit Committee, with Mr. Anderson joining on November 10, 2004. Mr. DePiano serves as the Chairman of the Committee. The Board has determined that each member of the Audit Committee is an "audit committee financial expert" as defined by the Commission and is "independent" under the revised listing standards of NASDAQ. The Audit Committee meets the NASDAQ composition requirements, including the requirements regarding financial literacy and financial sophistication.

The Audit Committee reports to the Board of Directors regarding the appointment of our independent auditors, the scope and fees of the prospective annual audit and the results thereof, compliance with our accounting and financial policies and management’s procedures and policies relative to the adequacy of our system of internal accounting controls.

Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our Board or Compensation Committee and any member of the board of directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past. However, Mr. DePiano, the Chief Executive Officer of Escalon Medical Corp. and Mr. O’Donnell, our Chief Executive Officer, also have served on the board of directors of Escalon Medical Corp. Neither of Mr. DePiano nor Mr. O'Donnell has served on the compensation committee of the board of directors of either PhotoMedex, Inc. or Escalon Medical Corp. Mr. O’Donnell resigned from the board of directors of Escalon on December 28, 2004.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 15, 2005, we believe that all reports needed to be filed have been filed for the year ended December 31, 2004. In one instance, a report evidencing a director’s exercise of warrants was not filed within the two business days prescribed by SEC rules.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation of our executive officers, including our Chief Executive Officer, Chief Financial Officer and Executive Vice President of Corporate Operations, for the years ended December 31, 2004, 2003 and 2002:

	Annual Compensation			Long Term Compensation Awards
Name	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	Payouts All other Compensation ($)
Jeffrey F. O'Donnell (CEO)	2004	350,000	150,000	12,000	0	150,000	0	0
	2003	350,000	150,000	12,000	0	125,000	0	0
	2002	350,000	100,000	12,000	0	0	0	0

Dennis M. McGrath	2004	285,000	100,000	12,000	0	125,000	0	0
	2003	285,000	100,000	12,000	0	110,000	0	0
	2002	285,000	79,800	12,000	0	0	0	0

Michael R. Stewart	2004	235,000	70,000	12,000	0	75,000	0	0
	2003	235,000	70,000	12,000	0	75,000	0	0
	2002	1,808	0	0	0	150,000	0	0

“Bonus” in the foregoing table is the bonus earned in the period, even though it will have been paid in a subsequent period. “Other Annual Compensation” includes a car allowance. “Stock Options” are reflected in the year in which the options were granted.

Employment Agreement with Jeffrey F. O'Donnell. In November 1999, we entered into an employment agreement with Jeffrey F. O'Donnell to serve as our President and Chief Executive Officer and amended and restated that agreement in August 2002. This agreement has been renewed through December 31, 2005 and will expire then if due notice is given by December 1, 2005. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis.  Mr. O'Donnell's current base salary is $350,000 per year. If we terminate Mr. O'Donnell other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $350,000, payable over 12 months. If a change of control occurs, Mr. O’Donnell becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

In January 2004, we granted to Mr. O’Donnell options to purchase up to 150,000 shares of common stock. In January 2004, we also agreed to extend the life, by one year, of 525,000 options granted to Mr. O’Donnell in November 1999 as part of a block of 650,000 options, bearing an exercise price of $4.625 per share.

Employment Agreement with Dennis M. McGrath. In November 1999, we entered into an employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration and amended and restated that agreement in August 2002. This agreement has been renewed through December 31, 2005 and will expire then if due notice is given by December 1, 2005. If due notice is not given, then the agreement will renew for an additional year and thereafter, on an annual basis... Mr. McGrath's current base salary is $285,000 per year. If we terminate Mr. McGrath other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $285,000, payable over 12 months. If a change of control occurs, Mr. McGrath becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

In January 2004, we granted to Mr. McGrath options to purchase up to 125,000 shares of common stock, respectively. In January 2004, we also agreed to extend the life, by one year, of 350,000 options granted to Mr. McGrath in November 1999, bearing an exercise price of $5.50 per share.

Employment Agreement with Michael R. Stewart. Effective December 27, 2002, Michael R. Stewart became the Company’s Executive Vice President of Corporate Operations, pursuant to an employment agreement. Mr. Stewart’s current base salary is $235,000 per year. This agreement has renewed through December 31, 2005 and will expire then if due notice is given by December 1, 2005. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. If we terminate Mr. Stewart other than for “cause” (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $235,000, payable over 12 months. If a change of control occurs, Mr. Stewart becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary, payable over 12 months.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our executive officers for the year ended December 31, 2004:

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Share) (1)	Expiration Date (1)	5% ($)	10% ($)

Jeffrey F. O’Donnell	150,000	19.33%	$2.14	1/22/09	$171,280	$271,961
Dennis M. McGrath	125,000	16.11%	$2.14	1/22/09	$142,733	$226,634
Michael R. Stewart	75,000	9.66%	$2.14	1/22/09	$85,640	$135,980
___________________

1.
This chart assumes a market price of $2.70 for the common stock, the closing sale price for our common stock in the Nasdaq National Market System as of December 31, 2004, as the assumed market price for the common stock with respect to determining the "potential realizable value" of the shares of common stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Our common stock has a limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the common stock.

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for our executive officers held by them at December 31, 2004:

	Shares		Number of Securities		Value of Unexercised
	Acquired	Value	Underlying Unexercised		In the Money Options at
Name	On Exercise	Realized(1)	Options at December 31, 2004		December 31, 2004(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey F. O’Donnell	0	0	775,000	275,000	$187,188	$233,063
Dennis M. McGrath	0	0	585,000	235,000	$164,725	$201,175
Michael R. Stewart	0	0	150,000	150,000	$128,250	$106,500
_________________

(1)	Represents an amount equal to the number of options multiplied by the difference between the closing price for the common stock in the Nasdaq National Market System on the date of exercise and any lesser exercise price.

(2)
Represents an amount equal to the number of options multiplied by the difference between the closing price for the common stock in the Nasdaq National Market System on December 31, 2004 ($2.70 per share) and any lesser exercise price.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors is composed solely of directors who are not our current or former employees, and each is independent under the revised listing standards of The NASDAQ Stock Market, Inc. The Board of Directors has delegated to the Compensation Committee the responsibility to review and approve our compensation and benefits plans, programs and policies, including the compensation of the chief executive officer and our other executive officers as well as middle-level management and other key employees. The Compensation Committee administers all of our executive compensation programs, incentive compensation plans and equity-based plans and all of our other compensation and benefit programs.

The Compensation Committee intends to govern and administer compensation plans to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own and our success, and, to the extent consistent with these objectives, to maximize the deductibility of compensation for tax purposes. However, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") when such a decision appears to be warranted based upon competitive and other factors.

The key components of the compensation program for executive officers are base salary and bonus, and long-term incentives in the form of stock options. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

Base Salaries Base salaries for our executive officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer's level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews in addition to the assessment of market competitiveness.

Bonus At the outset of a fiscal year, the Compensation Committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed based on the final review of the Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants.

Long-Term Incentives Grants of stock options under our stock option plans are designed to provide executive officers and other managers and key employees with an opportunity to share, along with stockholders, in our long-term performance. Stock option grants are generally made annually to all executive officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The size of the option grant to each executive officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with us, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. Stock options granted under the various stock option plans generally have a four-year vesting schedule depending upon the size of the grant, and generally expire five years from the date of grant. The exercise price of options granted under the stock option plans is 100% of the fair market value of the underlying stock on the date of grant. The number of stock options granted to each executive officer is determined by the Compensation Committee based upon several factors, including the executive officer’s salary grade, performance and the estimated value of the stock at the time of grant, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion.

CEO Compensation For 2004, Mr. O'Donnell's base salary and stock option grant were determined in accordance with the criteria described above. Mr. O'Donnell earned $350,000 in base salary compensation during 2004. He was awarded a bonus of $150,000 for 2004.

In January 2004, Mr. O'Donnell was granted an option to purchase 150,000 shares of our common stock at 100% of fair market value on the date of grant, or $2.14 per share. The grant reflects the Compensation Committee’s assessment of the substantial contributions made by Mr. O'Donnell to the long-term growth and performance of the Company. The Committee also extended by one year the life of 525,000 options which were granted to Mr. O’Donnell in November 1999 and which bear an exercise price of $4.625.

Tax Deductibility Considerations Section 162(m) of the Code places a $1,000,000 limit on the amount of other than performance-based compensation for the chief executive officer and each of the other four most highly compensated executed officers that we may deduct for tax purposes. It is the Compensation Committee's general objective to administer compensation programs that are in compliance with the provisions of Section 162(m). The Compensation Committee has been advised that based upon prior stockholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to Mr. O'Donnell in 2004 did not exceed the limits under Section 162(m) for tax deductibility, and he exercised no options in 2003 or 2004.

Compensation Committee

Anthony J. Dimun      John J. McAtee, Jr.       Warwick Alex Charlton      Alan R. Novak

2000 Stock Option Plan

General. The 2000 Stock Option Plan was adopted by the Board of Directors on May 15, 2000, and was approved by our stockholders on July 18, 2000. We initially reserved for iss5ance an aggregate of 1,000,000 shares of common stock under the 2000 Stock Option Plan. We increased this to 2,000,000 shares of common stock, pursuant to the affirmative vote of the stockholders on June 10, 2002 and increased this number to 3,350,000 shares of common stock, pursuant to the affirmative vote of the stockholders on December 16, 2003, and increased this number to 4,350,000 shares of common stock pursuant to the affirmative vote of the stockholders on March 3, 2005. The 2000 Stock Option Plan provides for the grant to our employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, and for the grant to employees and consultants of non-statutory stock options.

A description of the 2000 Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the 2000 Stock Option Plan and does not purport to be complete.

The general purposes of the 2000 Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. It is intended that these purposes will be effected through the granting of stock options, which may be either "incentive stock options" as defined in Section 422 of the Code or “non-qualified stock options.”

The 2000 Stock Option Plan provides that options may be granted to our employees (including officers and directors who are employees) and consultants, or any of our parents or subsidiaries. Incentive stock options may be granted only to employees. An employee or consultant who has been granted an option may, if otherwise eligible, be granted additional options.

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

As of March 15, 2005, we had 2,999,915 options outstanding under the 2000 Stock Option Plan, and we had 1,228,762 shares of common stock available for grant under the 2000 Stock Option Plan.

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

2000 Non-Employee Director Stock Option Plan

General. The 2000 Non-Employee Director Stock Option Plan, or the Non-Employee Director Plan, was adopted by the Board of Directors on May 15, 2000, to be effective as of June 1, 2000, and was approved by our stockholders on July 18, 2000. We initially reserved for issuance an aggregate of 250,000 shares of common stock under the Non-Employee Direct Plan. We increased this to 650,000 shares of common stock, pursuant to the affirmative vote of the stockholders on June 10, 2002 and increased this number to 1,000,000 shares of common stock, pursuant to the affirmative vote of the stockholders on December 16, 2003.

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

Grant of Options. As of each January 1 following the effective date of the Non-Employee Director Plan, commencing January 1, 2001, or the Initial Grant Date, each non-employee director was automatically granted an option to purchase 20,000 shares of common stock in respect of services to be rendered to us as a director during the forthcoming calendar year, subject to the terms of the Non-Employee Director Plan. Each non-employee director who was first elected to the Board of Directors after June 1, 2000, but prior to January 1, 2001, was granted, as of the date of his election, or First Grant Date, an option to purchase that number of shares equal to the product of (i) 5,000 and (ii) the number of fiscal quarters remaining in our then current fiscal year (including the quarter in which the date of such director's election falls), subject to the terms of the Non-Employee Director Plan. As of January 1, 2002 or the First Grant Date, as the case may be, each non-employee director was automatically granted an option to purchase 20,000 shares of common stock, or the Annual Grant. Commencing January 1, 2003, the annual grant was to be a nonqualified stock option of 35,000 shares of common stock, pursuant to the approval of the stockholders on

June 10, 2002. In other respects, the Plan will operate as before January 1, 2003. As of March 15, 2005, we have granted 711,250 options to our eligible directors under the Non-Employee Director Plan. We have 233,750 shares available for grant under option under the plan as of the date of this Report.

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

Options that are exercisable upon a non-employee director's termination of directorship for any reason excluding termination for cause or in the event of a reorganization (both as described below) prior to the complete exercise of an option (or deemed exercise thereof), will remain exercisable following such termination for the remaining term of the option.

Upon a non-employee director's removal from the Board of Directors for cause or failure to be re-nominated for cause, or if we obtain or discover information after termination of directorship that such non-employee director had engaged in conduct during such directorship that would have justified a removal for cause during such directorship, all outstanding options of such non-employee director will immediately terminate and will be null and void.

The 2000 Non-Employee Director Plan also provides that all outstanding options will terminate effective upon the consummation of a merger, liquidation or dissolution, or consolidation in which we are not the surviving entity, subject to the right of non-employee director to exercise all outstanding options prior to the effective date of the merger, liquidation, dissolution or consolidation.

All options granted to a non-employee director and not previously exercisable become vested and fully exercisable immediately upon the occurrence of a change in control (as defined in the 2000 Non-Employee Director Plan).

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

No options may be exercised more than 10 years after grant, options are not transferable (other than at death), and in the event of complete termination for cause (other than death or disability) or voluntary termination, all unvested options automatically terminate. Options are no longer granted out of this Plan and as of March 15, 2005 49,000 options remain outstanding under this plan, which is otherwise inactive.

Other Non-Employee Director Stock Option Plan

On April 10, 1998, our Board of Directors adopted a resolution creating a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director is to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vest at the rate of 5,000 options per quarter during each quarter in which such person has served as a member of the Board of Directors. Since we have adopted the 2000 Non-Employee Director Stock Option Plan, we no longer grant options to members of our Board of Directors under this plan, and as of March 15, 2005, 15,000 options remain outstanding under this plan, which is otherwise inactive.

Other Stock Options

As of March 15, 2005, we had granted outstanding and unexpired options to purchase up to 2,614,397 shares of common stock to certain of our employees, directors and consultants outside of a formal plan, of which 1,435,397 had been exercised and 1,179,000 remained unexercised. There were no grants of options outside of a formal plan in 2004.

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

At present, there is no pending litigation or proceeding involving an indemnitee where indemnification would be required or permitted under the indemnification agreements, except as follows: In the action brought by RA Medical Systems and Dean Stewart Irwin for malicious prosecution, Jeffrey Levatter, Ph.D., our Chief Technology Officer, has been named as a defendant. The Board of Directors has determined that we will indemnify Dr. Levatter under the applicable provisions of the Bylaws.

Termination of Employment and Change of Control Agreements

We have employment agreements with Messrs. O'Donnell, McGrath and Stewart. These agreements provide for severance upon termination of employment, whether in context of a change of control or not. We also have arrangements with other key employees under which we would be obliged to pay compensation upon their termination outside a context of change of control, and, for a lesser number of key employees, by virtue of a change of control. If all such executive officers and key employees were terminated other than for cause and not within a change of control, we would have had an aggregate commitment of approximately $1,406,000 at December 31, 2004 for severance and related compensation. However, the obligation for such compensation that would arise in favor of the executive officers and certain key employees by virtue of a change of control would have been approximately $1,992,000 at December 31, 2004.

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance which expires on February 24, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table reflects, as of March 15, 2005, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer (See Item 11, "Executive Compensation"), (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Richard J. DePiano(2)	165,550	*
Jeffrey F. O’Donnell (3)	853,563	2.08
Dennis M. McGrath (4)	654,625	1.60
Michael R. Stewart(5)	188,940	*
Alan R. Novak (6)	147,351	*
John J. McAtee, Jr. (7)	463,750	1.15
David Anderson (8)	26,250	*
Warwick Alex Charlton (9)	288,750	*
Anthony J. Dimun (10)	97,500	*
Cooper Hill Reporting Persons (11)	2,050,883	5.05
Corsair Reporting Persons (12)	3,215,166	7.86
JLF Reporting Persons (13)	2,733,498	6.81
Valor Capital Management, L. P.(14)	3,142,512	7.82
Joseph Gallo (15)	2,069,943	5.15
All directors and officers as a group (9 persons) (16)	2,860,029	6.75
___________

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2005, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 40,168,549 shares of common stock outstanding as of March 15, 2005.

(2)
Includes 31,800 shares and options to purchase up to 133,750 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 15, 2005. Mr. DePiano's address is 351 East Conestoga Road, Wayne, Pennsylvania 19087.

(3)
Includes 2,000 shares and options to purchase up to 851,563 shares of common stock. Does not include options to purchase up to 348,438 shares of common stock, which may vest more than 60 days after March 15, 2005.

(4)
Includes 4,000 shares and options to purchase up to 654,625 shares of common stock. Does not include options to purchase up to 294,375 shares of common stock, which may vest more than 60 days after March 15, 2005.

(5)
Includes 1,440 shares and options to purchase 187,500 shares of common stock. Does not include options to purchase up to 187,500 shares of common stock, which may vest more than 60 days after March 15, 2005.

(6)
Includes 28,601 shares of common stock and options to purchase up to 118,750 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 15, 2005. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

(7)
Includes 345,000 shares and options to purchase up to 118,750 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 15, 2005. Mr. McAtee's address is 209 Banyan Road, Palm Beach, Florida 33480.

(8)
Includes 26,250 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 15, 2005. Mr. Anderson's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(9)
Includes 170,000 shares of common stock owned by True North Partners, L.L.C., of which Mr. Charlton may be deemed to be an affiliate, and options to purchase 118,750 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 15, 2005. Mr. Charlton's address is 444 Madison Avenue, Suite 605, New York, New York 10022.

(10)
Includes 45,000 shares of common stock owned by Mr. Dimun and his wife and options to purchase up to 52,500 shares of common stock. Does not include options to purchase up to 26,250 shares of common stock, which may vest more than 60 days after March 15, 2005. Mr. Dimun’s address is 46 Parsonage Hill Road, Short Hills, New Jersey 07078.

(11)
Includes 1,609,706 shares of common stock and warrants to purchase up to 441,177 shares. Certain of these shares are held in various denominations by CLSP, L.P., CLSP II, L.P., CLSP/SBS I, L.P. and CLSP/SBS II, L.P. (the "CLSP Partnerships"), each of which are private investment partnerships, the sole general partner of which is Cooper Hill Partners, LLC ("Cooper Hill LLC"). As the sole general partner of the CLSP Partnerships, Cooper Hill LLC has the power to vote and/or dispose of those shares of common stock held by each of the CLSP Partnerships and, accordingly, may be deemed to be the beneficial owner of such shares. Pursuant to an investment advisory contract, Cooper Hill Partners, L.P. ("Cooper Hill LP") has the power to vote and/or dispose of additional shares of common stock held for the account of CLSP Overseas, Ltd. ("CLSP Ltd.") and, accordingly, may be deemed to be the beneficial owner of such additional shares. Jeffrey Casdin ("Casdin," and collectively with the CLSP Partnerships, Cooper Hill LLC and Cooper Hill LP, the "Cooper Hill Reporting Persons") is the managing member of Cooper Hill LLC and Casdin Capital, LLC, the managing member of Cooper Hill LP. Neither the use of the term "Cooper Hill Reporting Persons" nor the aggregation of ownership interests by the Cooper Hill Reporting Persons, as described herein, necessarily implies the existence of a group for purposes of Section 13(d)(3) of the Exchange Act or any other purpose. The foregoing information has been derived from a Schedule 13G/A filed on behalf of the Cooper Hill Reporting Persons, on February 14, 2005.

(12)
Includes 2,954,872 shares of common stock and warrants to purchase up to 260,294 shares. Certain of the shares are held in various denominations by Corsair Capital Partners, L.P., a Delaware limited partnership ("Corsair Capital Partners"), Corsair Long Short International, Ltd., a Cayman Islands exempted company ("Corsair International"), Corsair Select, L.P., a Delaware limited partnership ("Corsair Select"), Corsair Capital Partners 100, L.P., a Delaware limited partnership ("Corsair 100"), Corsair Capital Investors, Ltd., a Cayman Islands exempted company ("Corsair Investors", and together with Corsair Capital Partners, Corsair International, Corsair Select and Corsair 100, the "Corsair Entities"), each of which are private investment funds. Corsair Capital Management, L.L.C. ("Corsair Capital Management") is the investment manager of each of the Corsair Entities, and also is the manager of certain other separately managed accounts which hold additional shares. As the investment manager of the Corsair Entities, and the manager of such other separate accounts, Corsair Capital Management has the power to vote and/or dispose of those shares of common stock held by such persons and accordingly, may be deemed to be the beneficial owner of such shares. Jay R. Petschek ("Petschek") and Steven Major ("Major," and together with the Corsair Entities, Corsair Capital Management and Petschek, the "Corsair Reporting Persons") are the controlling principals of Corsair Capital Management. Mr. Major beneficially owns or manages in separate accounts certain of these shares of common stock. Accordingly, the Corsair Reporting Persons may collectively be deemed to be the beneficial owners of 2,103,013 shares of common stock, including 1,842,719 shares of common stock and warrants to purchase up to 260,294 shares. Neither the use of the terms "Corsair Entities" or "Corsair Reporting Persons" nor the aggregation of ownership interests by the Corsair Reporting Persons, as described herein, necessarily implies the existence of a group for purposes of Section 13(d)(3) of the Exchange Act or any other purpose. The foregoing information has been derived from a Schedule 13G filed on behalf of certain of the Corsair Reporting Persons, on February 15, 2005.

(13)
Includes 2,733,498 shares. The shares are held in various denominations by: (i) a separately managed account managed by Jeffrey L. Feinberg, and (ii) JLF Partners I, L.P., JLF Partners II, L.P., and JLF Offshore Fund, Ltd., to which JLF Asset Management, L.L.C. serves as the management company and/or investment manager. Jeffrey L. Feinberg is the managing member of JLF Asset Management, L.L.C. Collectively, these are the "JLF Reporting Persons." As the investment manager of such accounts and funds, JLF Asset Management, L.L.C. has the power to vote and/or dispose of those shares of common stock held by such persons and accordingly, may be deemed to be the beneficial owner of such shares. Neither the use of the term "JLF Reporting Persons" nor the aggregation of ownership interests by the JLF Reporting Persons, as described herein, necessarily implies the existence of a group for purposes of Section 13(d)(3) of the Exchange Act or any other purpose. The foregoing information has been derived from a Schedule 13G/A filed on behalf of the JLF Reporting Persons, on February 4, 2005.

(14)
Valor Capital Management L.P. ("Valor Capital") is an investment vehicle formed for the purpose of investing and trading in a wide variety of securities and financial instruments. Kratky Management, LLC is the general partner and control person of Valor Capital. John M. Kratky III is the managing member and control person of Kratky Management, LLC. The foregoing information has been derived from a Schedule 13G filed on behalf of Valor Capital, on October 1, 2004.

(15)
Joseph E. Gallo has sole voting and dispositive powers over 2,069,943 shares of common stock held in the name of certain trusts, of which he serves as trustee. The foregoing information has been derived from a Schedule 13G filed on behalf of Mr. Gallo on December 10, 2004.

(16)	Includes 627,841 shares and options to purchase 2,232,188 shares of common stock. Does not include options to purchase up to 961,562 shares of common stock, which may vest more than 60 days after March 15, 2005.

Item 13.  Certain Relationships and Related Transactions

In the year ended December 31, 2002, we engaged True North Partners, LLC, or True North Partners, to perform marketing consulting services for us, and we also engaged True North Capital Ltd., or True North Capital, to perform financial consulting services for us. In the year ended December 31, 2003, we incurred charges of $18,128 and $20,000 for the marketing and financial services from True North Partners and True North Capital, respectively. We are advised that the aggregate fees paid to True North Partners and True North Capital in the year December 31, 2003 constituted less than 5% of the consolidated revenues of each of True North Partners and True North Capital during the same period. We did not pay any fees to True North Partners or True North Capital in 2004. True North Capital is a fund management group which provides management and acquisition advisory services with a specialty in the healthcare industry, and True North Partners is a consulting group which has served as the fund advisor for True North Capital. We are advised that True North Partners and True North Capital have common equity ownership, but separate management groups and operations.

We entered into an agreement with True North Capital (the "TNC Agreement"), dated as of October 28, 2003, pursuant to which True North Capital agreed to assist us in identifying and evaluating proposed strategic growth transactions relating to the healthcare industry and under that agreement TNC North Capital could earn a “success fee.” In 2003, we paid True North Capital a one-time $20,000 expense reimbursement for the deployment of its personnel and resources in the fulfillment of the goals set forth in the TNC Agreement. In May 2004, the TNC Agreement was modified to provide that any success fee under the agreement would be divided equally between True North Capital and True North Partners. However, we canceled the TNC Agreement in October 2004 in accordance with the terms of the agreement. No success fee was earned or paid under the TNC Agreement. We have no plans to enter such an agreement in the future with True North Capital or True North Partners.

During the relevant periods from 2002 through 2004, one of our directors, Warwick Alex Charlton, was a senior member of the executive management staff of True North Partners and also of True North Capital until November 10, 2003. Mr. Charlton also held approximately 20.3% equity interests in each of True North Partners and True North Capital. During the relevant periods from 2002 through 2004, another of our directors, John J.

McAtee, Jr., held equity interests of less than 1.0% in each of True North Partners and True North Capital. Mr. McAtee resigned from the Investment Advisory Board of True North Capital on April 14, 2003.

As of March 15, 2005, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Jenkens & Gilchrist, LLP, our outside counsel, held in the aggregate hold 43,563 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options which they accepted from us in exchange for legal services performed from July 1998 to May 2000.

We believe that all transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties. We intend that any transactions with officers, directors and 5% or greater stockholders will be on terms no less favorable to us than could be obtained from independent third parties and will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes Oxley Act and other securities laws and regulations.

Item 14.  Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed to us in 2004 by the independent auditors, Amper, Politziner & Mattia, P.C., for professional services rendered in connection with our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and September 30, 2004 and for the audits of our financial statements and internal controls included in this Annual Report on Form 10-K for 2004 , totaled approximately $201,000. The aggregate fees billed to us in 2004 by the independent auditors, KPMG LLP, or KPMG, for professional services rendered in connection with the review of our Quarterly Report on Form 10-Q for the first quarter ended March 31, 2004, totaled approximately $23,000.

We incurred the following fees to KPMG for services rendered for the year ended December 31, 2003: a total of (i) $79,000 incurred in fiscal 2003 for the audit of our financial statements for fiscal 2003 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q for the year ended December 31,2003, and (ii) approximately as additional $122,000 incurred in fiscal 2004 to complete the audit and review work for the year ended December 31, 2003.

Audit-Related Fees. The aggregate fees billed to us by KPMG for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $74,000 and $15,000 for 2004 and 2003, respectively. These costs primarily related to services provided in connection with the filing of registration statements.

All Other Fees. The aggregate fees billed to us by Amper, Politziner & Mattia for products and services rendered by Amper, Politziner & Mattia for tax consulting were negligible for 2004 and zero for 2003. The aggregate fees billed to us by KPMG for products and services rendered by KPMG for tax consulting were negligible for 2004 and 2003.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of Amper, Politziner & Mattia to perform audit or non-audit services for us before Amper, Politziner & Mattia is engaged to provide those services. The Audit Committee’s pre-approval policy provides as follows:

•	First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage Amper, Politziner & Mattia for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•	Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

Auditor Selection for Fiscal 2005. Amper, Politziner & Mattia has been selected to serve as our independent auditors for the year ending December 31, 2005, subject to conclusion of an engagement letter.

PART IV

Item 15 Exhibits

(a)(1)   Financial Statements

Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2004.

(a)(2)   Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(a)(3)   Other Exhibits

2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
2.2	Agreement and Plan of Merger, dated December 1, 2004, between PhotoMedex, Inc., Gold Acquisition Merger Corp. and ProCyte Corporation (2)
3.1(a)	Certificate of Incorporation, filed on November 3, 1987 (3)
3.1(b)	Amendment to Certificate of Incorporation, filed on July 19, 1999 (3)
3.1(c)	Amendment to Certificate of Incorporation, filed on July 22, 1999 (3)
3.1(d)	Restated Certificate of Incorporation, filed on August 8, 2000 (4)
3.1(e)	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004. (11)
3.2	Amended and Restated Bylaws (5)
10.1	Lease Agreement (Carlsbad, California) dated August 4, 1998 (3)
10.2	Patent License Agreement between the Company and Patlex Corporation (6)
10.3	Clinical Trial Agreement between Massachusetts General Hospital, R. Rox Anderson and the Company, dated March 17, 1998 (3)
10.4	Consulting Agreement dated as of January 21, 1998 between the Company and R. Rox Anderson, M.D. (3)
10.5	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated August 1, 2002 (1)
10.6	Amended and Restated Employment Agreement with Dennis M. McGrath, dated August 1, 2002 (1)

10.7	Lease between the Company and Radnor Center Associates, dated April 1, 2000 (3)
10.8	Healthworld Agreement, dated May 11, 1999 (3)
10.9	Clinical Trial Agreement, dated July 27, 1999 (Scalp Psoriasis) (3)
10.10	Clinical Trial Agreement, dated July 27, 1999, and Amendment dated March 1, 2000 (Plaque Psoriasis) (3)
10.11	Clinical Trial Agreement, dated July 27, 1999 (High Fluence) (3)
10.12	Clinical Trial Agreement, dated November 15, 1999 (Vitiligo) (3)
10.13	Massachusetts General Hospital License Agreement, dated November 26, 1997 (3)
10.14	Asset Purchase Agreement with Laser Components GmbH, dated February 29, 2000 (3)
10.15	Amended and Restated 2000 Stock Option Plan (1)
10.16	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.17	Revolving Loan Agreement, dated May 31, 2000, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.18	First Amendment to Revolving Loan Agreement, dated February 20, 2002, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.19	Second Amendment to Revolving Loan Agreement, dated June 26, 2002, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.20	Third Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.21	Fourth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.22	Fifth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.23	Sixth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.24	Note for Business and Commercial Loans, dated March 26, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (7)
10.25	Addendum to Note for Business and Commercial Loans LIBOR rate, dated March 26, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (7)
10.26	Security Agreement (Accounts, Inventory and General Intangibles), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (7)
10.27	Security Agreement for Tangible Personal Property, dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (7)
10.28	Limited Security Agreement (Alabama), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (7)
10.29	Letter of waiver from AmSouth Bank, dated February 27, 2003 (6)
10.30	Continuing Guaranty Agreement, dated March 26, 2003, by PhotoMedex, Inc. in favor of AmSouth Bank (7)
10.31	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (7)
10.32	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (7)
10.33	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (7)
10.34	Secured Promissory Note, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (7)
10.35	Security Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (7)
10.36	Agreement as to Collateral, dated May 22, 2002, among Surgical Laser Technologies, Inc., Reliant Technologies, Inc. and AmSouth Bank (7)
10.37	Employment Agreement of Michael R. Stewart, dated December 27, 2002 (7)
10.38	Seventh Amendment to Revolving Loan Agreement and related agreements, dated March 10, 2004, among Surgical Laser Technologies, Inc., PhotoMedex, Inc and AmSouth Bank (11)
10.39	Note for Business and Commercial Loans, dated May 13, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (8)
10.40	Addendum to Note for Business and Commercial Loans, LIBOR rate, dated May 13, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (8)

10.41	Letter Agreement dated October 28, 2003 between PhotoMedex and True North Capital Ltd. (9)
16.1	Letter re Change in Certifying Accountant (10)
22.1	List of subsidiaries of the Company
23.1	Consent of Amper, Politziner & Mattia, P.C.
23.2	Consent of KPMG LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registrations Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, and as amended.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1987.

(7)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(9)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)	Filed as part of our Current Report on Form 8-K, dated May 9, 2000, and as amended.

(11)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

PHOTOMEDEX, INC.

Date: March 15, 2005	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Richard J. DePiano	Chairman of the Board of Directors	March 15, 2005
Richard J. DePiano
/s/ Jeffrey F. O'Donnell	President, Chief Executive Officer and Director	March 15, 2005
Jeffrey F. O'Donnell
/s/ Dennis M. McGrath	Chief Financial Officer	March 15, 2005
Dennis M. McGrath
/s/ Alan R. Novak	Director	March 15, 2005
Alan R. Novak
/s/ John J. McAtee, Jr.	Director	March 15, 2005
John J. McAtee, Jr.
/s/ David W. Anderson	Director	March 15, 2005
David W. Anderson
/s/ Warwick Alex Charlton	Director	March 15, 2005
Warwick Alex Charlton
/s/ Anthony J. Dimun	Director	March 15, 2005
Anthony J. Dimun

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PhotoMedex, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PhotoMedex, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Amper, Politziner & Mattia, P.C.

March 10, 2005
Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s 2004 Annual Report on Internal Controls, that PhotoMedex, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PhotoMedex, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 in our report dated March 10, 2005, expressed an unqualified opinion.

/s/ Amper, Politziner & Mattia, P.C.

March 10, 2005
Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
PhotoMedex, Inc. and Subsidiaries:

We have audited the 2003 and 2002 consolidated financial statements of PhotoMedex, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 18, 2004 (except with respect to the seventh paragraph of note 9, as to which the date is March 10, 2004)

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$3,884,817	$6,633,468
Restricted cash	112,200	-
Accounts receivable, net of allowance for doubtful accounts of $736,505 and $698,044	4,117,399	3,483,030
Inventories	4,585,631	4,522,462
Prepaid expenses and other current assets	401,989	334,002
Total current assets	13,102,036	14,972,962

Property and equipment, net	4,996,688	4,005,205

Patents and licensed technologies, net	929,434	758,655

Goodwill, net	2,944,423	2,944,423

Capitalized acquisition costs	762,477	-

Other assets	226,868	71,486
Total assets	$22,961,926	$22,752,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$69,655	$101,066
Current portion of long-term debt	873,754	1,269,759
Accounts payable	3,515,293	2,218,993
Accrued compensation and related expenses	963,070	940,352
Other accrued liabilities	924,054	975,536
Deferred revenues	636,962	811,712
Total current liabilities	6,982,788	6,317,418

Notes payable	26,736	51,489
Long-term debt	1,372,119	405,749
Total liabilities	8,381,643	6,774,656

Commitment and contingencies

Stockholders' Equity:
Common Stock, $.01 par value, 75,000,000 shares authorized; 40,075,019 and 37,736,139 shares issued and outstanding at December 31, 2004 and 2003, respectively	400,750	377,361
Additional paid-in capital	90,427,632	86,871,415
Accumulated deficit	(76,246,562)	(71,262,366)
Deferred compensation	(1,537)	(8,335)
Total stockholders' equity	14,580,283	15,978,075
Total liabilities and stockholders’ equity	$22,961,926	$22,752,731

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$6,497,397	$6,870,570	$2,531,063
Services	11,247,784	7,448,223	743,395
	17,745,181	14,318,793	3,274,458

Cost of revenues:
Product cost of revenues	3,324,564	3,732,109	1,130,825
Services cost of revenues	7,038,705	6,755,499	3,294,609
	10,363,269	10,487,608	4,425,434

Gross profit (loss)	7,381,912	3,831,185	(1,150,976)

Operating expenses:
Selling, general and administrative	10,426,256	9,451,224	6,190,836
Engineering and product development	1,801,438	1,776,480	1,757,257
	12,227,694	11,227,704	7,948,093
Loss from operations	(4,845,782)	(7,396,519)	(9,099,069)

Interest expense (income), net	138,414	46,330	(25,669)
Other income, net	-	-	1,087

Net loss	$(4,984,196)	$(7,442,849)	$(9,072,313)

Basic and diluted net loss per share	$(0.13)	$(0.21)	$(0.34)

Shares used in computing basic and diluted net loss per share	38,835,356	35,134,378	26,565,685

The accompanying notes are an integral part of these consolidated financial statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
BALANCE, DECEMBER 31, 2001	24,179,953	$241,800	$67,245,367	($54,747,204)	($30,283)	$12,709,680

Sale of stock, net of expenses	4,115,000	41,150	5,664,897	-	-	5,706,047
Exercise of warrants	409,751	4,097	428,885	-	-	432,982
Exercise of stock options	18,000	180	17,820	-	-	18,000
Stock options issued to consultants for services	-	-	34,296	-	-	34,296
Reversal of unamortized portion of deferred compensation for terminated employees	-	-	(6,336)	-	6,336	-
Amortization of deferred compensation	-	-	-	-	9,113	9,113
Issuance of stock for SLT acquisition, net of expenses	2,716,354	27,164	3,443,653	-	-	3,470,817
Net loss	-	-	-	(9,072,313)	-	(9,072,313)
BALANCE, DECEMBER 31, 2002	31,439,058	314,391	76,828,582	(63,819,517)	(14,834)	13,308,622

Sale of stock, net of expenses	5,982,352	59,824	9,417,722	-	-	9,477,546
Exercise of warrants	253,271	2,532	460,316	-	-	462,848
Exercise of stock options	61,458	614	63,918	-	-	64,532
Stock options issued to consultants for services	-	-	38,164	-	-	38,164
Stock options issued to former employee	-	-	62,713	-	-	62,713
Amortization of deferred compensation	-	-	-	-	6,499	6,499
Net loss	-	-	-	(7,442,849)	-	(7,442,849)
BALANCE, DECEMBER 31, 2003	37,736,139	377,361	86,871,415	(71,262,366)	(8,335)	15,978,075
Exercise of warrants	2,104,138	21,041	3,065,427	-	-	3,086,468
Exercise of stock options	120,865	1,209	209,074	-	-	210,283
Stock options issued to consultants for services	-	-	98,435	-	-	98,435
Reversal of unamortized portion of deferred compensation for terminated employee	-	-	(532)	-	532	-
Amortization of deferred compensation	-	-	-	-	6,266	6,266
Issuance of stock for Stern acquisition, net of expenses	113,877	1,139	218,066	-	-	219,205
Registration expense for acquisition	-	-	(125,914)	-	-	(125,914)
Sale of stock, net of expenses	-	-	11,199	-	-	11,199
Issuance of warrants for draws under line of credit	-	-	80,462	-	-	80,462
Net loss	-	-	-	(4,984,196)	-	(4,984,196)
BALANCE, DECEMBER 31, 2004	40,075,019	$400,750	$90,427,632	($76,246,562)	($1,537)	$14,580,283

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	($4,984,196)	($7,442,849)	($9,072,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,765,944	2,186,743	1,647,203
Loss on disposal of property and equipment	-	7,574	-
Provision for doubtful accounts	459,861	254,429	637,857
Stock options issued to former employee	-	62,713	-
Stock options and warrants issued to consultants for services	98,435	38,164	34,296
Amortization of deferred compensation	6,266	6,499	9,113
Changes in operating assets and liabilities:
Accounts receivable	(1,094,230)	(1,201,125)	28,762
Inventories	(628,257)	485,694	234,874
Prepaid expenses and other assets	541,170	436,672	98,587
Accounts payable	1,273,300	(443,368)	(113,193)
Accrued compensation and related expenses	22,718	117,353	222,214
Other accrued liabilities	(51,482)	(270,897)	243,756
Deferred revenues	(174,750)	628,237	(42,975)

Net cash used in operating activities	(2,765,221)	(5,134,161)	(6,071,819)

Cash Flows From Investing Activities:
Purchases of property and equipment	(111,319)	(51,103)	(73,538)
Lasers (placed into) or retired from service	(1,683,528)	(1,556,654)	99,090
Acquisition costs, net of cash received	(882,823)	-	(231,500)

Net cash used in investing activities	(2,677,670)	(1,607,757)	(205,948)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	(138,858)	9,477,546	5,706,047
Proceeds from exercise of options	210,283	64,532	18,000
Proceeds from exercise of warrants	3,086,468	462,848	432,982
Proceeds from issuance of notes payable	-	-	60,905
Payments on long-term debt	(291,840)	(218,829)	-
Payments on notes payable	(587,161)	(648,494)	(104,129)
Net advances (repayments) on line of credit	527,548	(1,770,268)	105,193
(Increase) decrease in restricted cash, cash equivalents and short-term investments	(112,200)	2,000,000	-

Net cash provided by financing activities	2,694,240	9,367,335	6,218,998

Net (decrease) increase in cash and cash equivalents	(2,748,651)	2,625,417	(58,769)

Cash and Cash Equivalents, Beginning of Year	6,633,468	4,008,051	4,066,820

Cash and Cash Equivalents, End of Year	$3,884,817	$6,633,468	$4,008,051

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
The Company and Summary of Significant Accounting Policies:

The Company:

Background
PhotoMedex, Inc. and subsidiaries (the “Company”) is a medical device company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers. The Company develops, manufactures and markets excimer-laser-based instrumentation designed to phototherapeutically treat psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, the Company received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® system, for the treatment of psoriasis. In March 2001, the Company received FDA clearance to treat vitiligo; in August 2001, the Company received FDA clearance to treat atopic dermatitis, and in May 2002, the FDA granted 510(k) clearance to market the XTRAC system for the treatment of leukoderma. The Company introduced the XTRAC phototherapy treatment system commercially in the United States in August 2000.

Beginning with the acquisition of Surgical Laser Technologies, Inc. (“SLT”) on December 27, 2002 (see Note 2), the Company also develops, manufactures and markets proprietary surgical lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers’ products. The Company has a pending acquisition of ProCyte Corporation. See Note 2.

Liquidity and Going Concern
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. As of December 31, 2004, the Company had an accumulated deficit of $76,246,562. The Company has historically financed its activities from the private placement of equity securities. To date, the Company has dedicated most of its financial resources to research and development and selling, general and administrative expenses. To increase patient acceptance of targeted UVB therapy for skin disorders using the excimer laser required obtaining newly established current procedural terminology (“CPT”) codes. It further required adoption by private health insurance carriers of a medical policy to reimburse patients for the treatment. During the first quarter of 2003, the Company re-launched the marketing of its XTRAC system in the United States following the issuance of CPT codes and associated reimbursement rates by the Center of Medicare and Medicaid Services (“CMS”). The Company has focused its recent efforts on securing approval by various private health plans to reimburse for treatments of psoriasis using the XTRAC.

The Company expects to incur operating losses into 2005 as it plans to continue to focus on securing reimbursement from more private insurers and to devote sales and marketing efforts in the areas where such reimbursement has become available. Once favorable momentum has been achieved, the Company contemplates spending substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing operations. Notwithstanding the approval by CMS for Medicare and Medicaid reimbursement and recent approvals by certain private insurers, the Company may continue to face resistance from private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure. Management cannot provide assurance that the Company will market the product successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan. Nevertheless, the Company was successful in reducing its net loss for the year ended December 31, 2004 by $2,458,653 compared to the year ended December 31, 2003.

The Company’s future revenues and success depend upon increased patient acceptance of its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company’s excimer-laser-based system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and abroad. The Company’s ability to introduce successful new products based on its business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company’s control. Consequently, the Company’s historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $3,997,017, including restricted cash of $112,200 as of December 31, 2004. Management believes that the existing cash balance together with its existing financial resources, including leasing credit line facility (Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements into 2006. The 2005 operating plan is based on anticipated revenue growth from the use of the XTRAC system based on growing private insurance coverage in the United States and continuing cost savings from the manufacturing efficiencies of its newly designed excimer technology. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs. There can be no assurance that additional financing, if needed, will be available when required or, if available, on terms satisfactory to the Company.

Summary of Significant Accounting Policies:

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be perceived with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained. See Revenue Recognition for discussion of updates and changes in estimates for XTRAC domestic revenues in accordance with Staff Accounting Bulletin 101 and 104 and SFAS 48.

Cash and Cash Equivalents
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2004 and 2003. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits.

Accounts Receivable.
The majority of the Company’s accounts receivables are due from distributors (domestic and international), hospitals, universities and physicians and other entities in the medical field. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not accrue interest on accounts receivable past due.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. The Company performs full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.

The Company's skin disorder treatment equipment will either (i) be sold to distributors or physicians directly or (ii) be placed in a physician's office and remain the property of the Company. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the criteria of Staff Accounting Bulletin No. 104 have been met, and until that time, the unit is carried on the books of the Company as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full. Until this time, the cost of these shipments continues to be recorded as finished goods inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Property, Equipment and Depreciation
Property and equipment are recorded at cost. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, and five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Useful lives are determined based upon an estimate of either physical or economic obsolescence.

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption “machinery and equipment”. These units and accessories are being depreciated over a period of up to five years. Laser units utilized in the provision of surgical services are included in property and equipment under the caption “lasers in service” and are depreciated over a five year life, given the additional wear and tear that is incurred with movement from site to site.

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2004, no such write-down was required (see Impairment of Long-Lived Assets below).

Patent Costs and Licensed Technologies
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

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than net book value of the asset, the asset is written down to fair value. As of December 31, 2004, no such write-down was required (see Impairment of Long-Lived Assets below).

Goodwill
Goodwill represents the excess of costs over the fair value of assets of business acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. As of December 31, 2004, no such impairment exists.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the year ended December 31, 2004 and 2003 is summarized as follows:

	December 31,
	2004	2003
Accrual at beginning of year	$316,714	$415,463
Additions charged to warranty expense	408,093	372,204
Claims paid and expiring warranties	(527,917)	(470,953)
Accrual at end of year	$196,890	$316,714

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.

Under the terms of the distributor agreements, the Company’s distributors do not have a unilateral right to return any unit which they have purchased. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims.

When the Company places the laser in a physician’s office, it recognizes service revenue based on the number of patient treatments used by the physician. Treatments in the form of laser-access codes that are sold to physicians but not yet used are deferred and recognized as a liability until the physician performs the treatment. The Company defers this portion of unused treatments even though the physician is not given the right to seek a refund for unused treatments. Unused treatments remain an obligation of the Company inasmuch as the treatments can only be performed on Company-owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

The calculation of unused treatments has historically been based upon an estimate that at the end of each accounting period, 15 unused treatments existed at each laser location. This was based upon the reasoning that the Company generally sells treatments in packages of 30 treatments. Fifteen treatments generally represents about one-half the purchase quantity by a physician or approximately a one-week supply for 6-8 patients. This policy had been used on a consistent basis. The Company believed this approach to have been reasonable and systematic given that: physicians have little motivation to purchase quantities (which they are obligated to pay for irrespective of actual use and are unable to seek a credit or refund for unused treatments) that will not be used in a relatively short period of time, particularly since in most cases they can obtain incremental treatments instantaneously over the phone; and senior management regularly reviews purchase patterns by physicians to identify unusual buildup of unused treatment codes at a laser site. However, the Company continually looks at our estimation model based upon data received from our customers.

In the fourth quarter of 2004, the Company has updated the calculations for the estimated amount of unused treatments to reflect recent purchasing patterns by physicians near year-end. The Company has estimated the amount of unused treatments at December 31, 2004 to include all sales of treatment codes made within the last two weeks of the end of the period. Management believes this approach more closely approximates the actual amount of unused treatments that existed at that date than the previous method allowed. According to APB 20, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained and that the effect of the change in accounting estimate should be accounted for in the current period and the future periods that it affects. The Company has accounted for this change in the estimate of unused treatments in accordance with SFAS No. 48 and APB 20. Accordingly, the Company’s change in accounting estimate is reported in revenues for the fourth quarter, and has not been accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

Had the prior method of estimation been used to calculate unused treatments at December 31, 2004, the amount of unused treatments would have approximated $178,500. Under the current method of estimation, the amount of unused treatments at December 31, 2004 is estimated to approximate $306,000 thereby serving to reduce XTRAC domestic revenues by $127,500 for the quarter and year ended December 31, 2004.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue during the program from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. The Company must estimate the extent to which a physician participating in the program has been reimbursed. In the year ended December 31,

2004, the Company recognized $531,631 of net revenues under this program. At December 31, 2004, the Company deferred revenues of $169,692, net under this program.

Under this program, qualifying doctors can be reimbursed for the cost of the Company’s fee only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•	The physician practice must qualify to be in the program (i.e. it must be in an identified location where there is still an insufficiency of insurance companies reimbursing the procedure);

•	The program only covers medically necessary treatments of psoriasis as determined by the treating physician;

•	The patient must have medical insurance and a claim for the treatment must be timely filed with the patient’s insurance company;

•
Upon denial by the insurance company (generally within 30 days of filing the claim), a standard insurance form called an EOB (Explanation of Benefits) must be submitted to the Company’s in-house appeals group, who will then prosecute the appeal. The appeal process can take 6-9 months;

•
After all appeals have been exhausted by the Company, if the claim remains unpaid, then the physician is entitled to receive credit for the treatment he or she purchased from the Company (the Company’s fee only) on behalf of the patient; and

•
Physicians are still obligated to make timely payments for treatments purchased, irrespective of whether reimbursement is paid or denied. Future sale of treatments to the physician can be denied if timely payments are not made, even if a patient’s appeal is still in process.

Historically, the Company estimated this contingent liability for potential refund by estimating when the physician was paid for the insurance claim. In the absence of a two-year historical trend and a large pool of homogeneous transactions to reliably predict the estimated claims for refund as required by Staff Accounting Bulletin Nos. 101 and 104, the Company previously deferred revenue recognition of 100% of the current quarter revenues from the program to allow for the actual denied claims to be identified after processing with the insurance companies. After more than 83,000 treatments in the last two years and detailed record keeping of denied insurance claims and appeals processed, the Company can reliably estimate that approximately 11% of a current quarter’s revenues under this program are subject to being refunded to the physician. As of December 31, 2004, the Company updated its estimation procedure to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate and we have recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB 20. These requirements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

Had the prior method of estimation been used to calculate potential credits or refunds at December 31, 2004, the amount of deferred revenue would have increased by $405,000 and the amount or revenue recognized for the XTRAC domestic segment for the quarter and year ended December 31, 2004 would have decreased by approximately $405,000.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $278,000 for the quarter and year ended December 31, 2004.

Through its surgical businesses, the Company generates revenues primarily from two channels. The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories; the second is through the per-procedure surgical services. The Company recognizes revenues from surgical lasers and other product sales, including sales to distributors, when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers.

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

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse (see Note 13).

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator since the result would be anti-dilutive. Common stock options and warrants of 6,464,140, 8,381,279 and 6,837,849 as of December 31, 2004, 2003 and 2002, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

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

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2004, no such impairment exists.

Stock Options
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123 (revised 2004), “Share Based Payment”, the Company will begin to recognize compensation expense for stock options in the third quarter of 2005.

Had stock compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

	Year Ended December 31,
	2004	2003	2002
Net loss:
As reported	($4,984,196)	($7,442,849)	($9,072,313)
Less: stock-based employee compensation expense included in reported net loss	6,266	6,499	9,113
Impact of total stock-based compensation expense determined under fair value based method for all awards	(1,540,636)	(1,485,378)	(2,727,153)
Pro-forma	($6,518,566)	($8,921,728)	($11,790,353)
Net loss per share:
As reported	($0.13)	($0.21)	($0.34)
Pro-forma	($0.17)	($0.25)	($0.44)

The above pro forma amounts may not be indicative of future amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted during the years:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.20%	2.98%	3.70%
Volatility	99.3%	98.9%	100%
Expected dividend yield	0%	0%	0%
Expected option life	5 years	5 years	5 years

Supplemental Cash Flow Information
During the year ended December 31, 2004, the Company financed insurance policies through notes payables for $530,977, financed vehicle purchases of $181,578 under capital leases, financed certain credit facility costs for $217,695 and issued warrants to a leasing credit facility which were valued at $80,462, and which offset the carrying value of debt. In connection with the purchase of the Stern license and prototypes, the Company issued 113,877 shares of common stock.

During the year ended December 31, 2003, the Company financed vehicle and equipment purchases of $703,482 under capital leases, financed insurance policies through notes payable for $479,788 and financed certain acquisition costs which were included in accounts payable at December 31, 2002, through a note payable for $171,000.

For the years ended December 31, 2004, 2003 and 2002, the Company paid interest of $181,115, $105,634, and $15,892, respectively. Income taxes paid in 2004, 2003 and 2002 were immaterial. In connection with the acquisition of SLT in December 2002, the Company issued 2,716,354 shares of common stock (see Note 2).

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

The Company plans to adopt SFAS No. 123(R) on July 1, 2005. This change in accounting is not expected to materially impact our financial position. We have not completed the calculation of this impact. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which is an amendment to APB Opinion No. 29. It states that the exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. FSAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

On November 24, 2004, FASB issued SFAS No. 151, “Inventory Costs”, which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“VIEs”) (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company has adopted FIN 46R as of March 31, 2004 for variable interests in VIEs. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an effect on the consolidated financial statements inasmuch as the Company has no interests in any VIEs.

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

Note 2
Acquisitions:

Pending Acquisition - ProCyte
ProCyte Corporation (“ProCyte”) is a Washington corporation organized in 1986.  ProCyte is a medical skin care company that develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies.

ProCyte’s focus since 1996 has been to bring unique products, primarily based upon patented technologies such as GHK and AHK copper peptide technologies, to selected markets.  ProCyte currently sells its products directly to the dermatology, plastic and cosmetic surgery, and spa markets.  The Company has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

ProCyte’s products address the growing demand for skin health and hair care products, including products designed to address the effects aging has on the skin and hair and to enhance appearance.  ProCyte’s products are formulated, branded for and targeted at specific markets.  ProCyte’s initial products in this area addressed the dermatology, plastic and cosmetic surgery markets for use following various procedures.  Anti-aging skin care products were added to expand into a comprehensive approach for incorporation into a patients skin care regimen.  Certain of these products incorporated their patented technologies, while others complement the product line such as ProCyte’s advanced sunscreen products that reduce the effects of sun damage and aging on the skin.

On December 1, 2004, the Company and ProCyte Corporation entered into a definitive merger agreement pursuant to which PhotoMedex agreed to acquire ProCyte in a stock-for-stock transaction valued at approximately $24,400,000. Under the terms of the agreement, PhotoMedex agreed to issue 0.6622 shares of its common stock in exchange for each outstanding share of ProCyte common stock. The Company has agreed to assume certain common stock options to purchase shares of ProCyte common stock which have an exercise price of $2.00 per share or less. Each assumed option to purchase shares of ProCyte common stock outstanding immediately before the completion of the merger will automatically become a stock option to purchase shares of PhotoMedex common stock. The number of shares of PhotoMedex common stock into which a stock option is exercisable and the related exercise price will be adjusted for the exchange ratio in the merger. In addition, some assumed stock options will become fully vested and exercisable at the effective time of the merger. The Company has agreed to assume the ProCyte stock option plans at the effective time of the merger.

Assuming the exercise of all assumed ProCyte stock options, the Company expects to issue approximately 12,090,000 shares of PhotoMedex common stock in connection with the merger and to reserve for approximately 1,230,000 shares for options that may be granted in the future out of the option plans assumed from ProCyte.

On a pro forma basis, assuming that all ProCyte shareholders exchange their ProCyte shares for PhotoMedex shares, and giving effect to the shares underlying the ProCyte stock options to be assumed by PhotoMedex, ProCyte's stockholders would own approximately 21% of the combined company's common stock on a fully diluted basis. Based on the closing prices of the companies' common stock on November 30, 2004, the day before the announcement of the agreement, the offer represents a purchase price of $1.49 per share and a premium of 33%.

Consummation of the merger is subject to various terms and conditions, including the approval at special stockholder meetings by its stockholders and the by ProCyte shareholders holding at least two-thirds of outstanding ProCyte shares, of ProCyte. On March 3, 2005 the ProCyte shareholders approved the adjournment of its special meeting of shareholders in order for ProCyte to solicit additional proxies to vote on the proposed merger between PhotoMedex, Inc. and ProCyte. The adjourned special meeting will be reconvened on March 18, 2005.

The ProCyte special meeting was adjourned because an insufficient number of shareholders were present or represented by proxy to approve the merger proposal under applicable Washington law. Washington statute requires that the merger be approved by the affirmative vote of at least two-thirds of the shares of ProCyte common stock outstanding and entitled to vote on the merger. As of the adjournment of its special meeting, ProCyte had received proxies representing approximately 9,639,000 of the required 10,548,344 share votes needed to approve the merger proposal. Over 92% of the proxies received by ProCyte had been in favor of the merger proposal. Of the 9,639,000 shares represented at the special meeting, 8,572,000 (88.9%) voted in favor of the adjournment of the meeting for the purpose of soliciting additional proxies in favor of the merger proposal. There can be no assurance that the ProCyte shareholders will approve the proposed transaction.

At a separate special meeting of the PhotoMedex stockholders held March 3, 2005, PhotoMedex stockholders approved the proposal with respect to the issuance of PhotoMedex shares in the proposed merger by a vote of 24,334,253 (99.1%) shares in favor and 209,302 shares opposed or abstaining.

If the merger is consummated, the Company will account for it as a purchase of ProCyte by PhotoMedex under generally accepted accounting principles. The Company will allocate the purchase price based on the fair value of ProCyte's acquired assets and assumed liabilities. The Company will consolidate the operating results of ProCyte with its own operation results, beginning as of the date the parties complete the merger. The final allocation of the purchase price will be determined after the merger is consummated, at which time the actual purchase price can be calculated, and after completion of a post-closing analysis to determine the fair values of ProCyte's acquired assets and assumed liabilities.

Under applicable Washington law, ProCyte shareholders have the right to dissent from the merger and to receive payment in cash for the appraised value of their shares of ProCyte common stock. The appraised value of the shares of ProCyte common stock may be more than, less than or equal to the value of the merger consideration. A dissenter must follow specific procedures in order to perfect such rights.

The Company has agreed to pay a finder's fee of $150,000 to BIO-IB, LLC for introducing the prospect of the ProCyte acquisition. The finder's fee will only be payable in the event of the closing of the transactions contemplated by the merger agreement. The investment banking fee to CIBC World Markets is payable irrespective of whether the merger is consummated. As of December 31, 2004, the Company has outstanding liabilities amounting to $752,382 which the Company has incurred and accrued for in connection with the merger.

Stern Laser Transaction
On September 7, 2004, the Company closed the transactions set forth in a Master Asset Purchase Agreement, or the Master Agreement, with Stern Laser srl. As of December 31, 2004, the Company has issued to Stern 113,877 shares of its restricted common stock in connection with the execution of the Master Agreement. The Company registered these shares with the SEC in January 2005. The Company also agreed to pay Stern up to an additional $1,150,000 based on the achievement of certain remaining milestones relating to the development and commercialization of certain licensed technology and the licensed products which may be developed under such arrangement and may have certain other obligations to Stern under these arrangements. The Company retains the right to pay all of these conditional sums in cash or in shares of its common stock, in its discretion. To secure the latter alternative, the Company has reserved for issuance, and placed into escrow, 586,123 shares of its unregistered stock. The per-share price of any future issued shares will be based on the closing price of the Company’s common stock during the 10 trading days ending on the achievement of a particular milestone under the terms of the Master Agreement. As of March 10, 2005, the Company has accrued for the issuance of an additional 43,668 shares of its stock, based upon a $100,000 milestone set forth in the Master Agreement. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000.

The Company assigned $340,569 as to the fair value of the license it acquired from Stern. Amortization of this intangible is on a straight-line basis over 10 years, which will begin in January 2005. As Stern completes further milestones under the Master Agreement, the Company expects to increase the carrying value of the license.

Completed Acquisition - SLT
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

SLT had focused on lasers used in surgery in such venues as hospitals, surgi-centers and doctors’ offices. SLT employed a similar business model to the Company’s domestic services by charging a per-procedure fee. With the addition of SLT, the Company now offers laser services over a wide range of specialties, including urology, gynecology, orthopedics, and general and ENT surgery. Surgical services are offered using such lasers as the holmium, diode, Nd:YAG Contact and CO2 lasers. In addition, the Company now develops, manufactures and markets healthcare lasers and their disposables.

The aggregate purchase price was $3,822,818 and was paid through the issuance of 2,716,354 shares of common stock at $1.32 per share and the incurrence of $237,000 of transaction costs. The merger consideration resulted in the equivalent of a fixed ratio of 1.12 shares of PhotoMedex common stock for each share of SLT common stock. As the exchange ratio was fixed, the fair value of PhotoMedex common stock for accounting purposes was based upon the average stock price of $1.32 per share on the date of the acquisition and the two days prior and afterwards.

Based on the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

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

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition prior to December 27, 2002, the closing date. Following are the Company’s unaudited proforma results for the years ended December 31, 2002, assuming the acquisition had occurred on January 1, 2002.

Year Ended December 31, 2002
Net revenues	$14,327,000
Net loss	(8,254,000)
Basic and diluted loss per share	($0.28)
Shares used in calculating basic and diluted loss per share	29,244,828

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2002, or of future results of operations.

Note 3
Inventories:

Set forth below is a detailed listing of inventories.

	December 31,
	2004	2003
Raw materials and work-in-process	$2,968,728	$2,586,347
Finished goods	1,616,903	1,936,115
Total inventories	$4,585,631	$4,522,462

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $84,000 and $282,000 as of December 31, 2004 and 2003, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the criteria of Staff Accounting Bulletin No. 104 have been met. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	December 31,
	2004	2003
Lasers in service	$9,333,591	$7,266,707
Computer hardware and software	256,340	256,340
Furniture and fixtures	239,520	327,575
Machinery and equipment	522,643	237,777
Autos and trucks	400,570	224,135
Leasehold improvements	110,441	110,441
	10,863,105	8,422,975
Accumulated depreciation and amortization	(5,866,417)	(4,417,770)
Property and equipment, net	$4,996,688	$4,005,205

Depreciation expense was $1,596,154 in 2004, $2,011,596 in 2003 and $1,510,838 in 2002. At December 31, 2004 and 2003, net property and equipment included $666,326 and $716,651, respectively, of assets recorded under capitalized lease arrangements, of which $565,245 and $675,508, respectively, of the capital lease obligation was included in long-term debt at December 31, 2004 and 2003 (see Note 9).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technology.

	December 31,
	2004	2003
Patents, owned and licensed, at gross costs of $403,023 net of accumulated amortization of $155,522 and $113,744	$247,501	$289,279
Other licensed and developed technologies, at gross costs of $1,177,568 and $837,000, net of accumulated amortization of $495,635 and $367,624, respectively	681,933	469,376
Total patents and licensed technologies, net	$929,434	$758,655

The Company assigned $340,569 to the license it acquired from Stern Laser, which is included in other licensed and developed technologies. Amortization of this intangible is on a straight-line basis over 10 years, which will begin in January 2005. As Stern Laser completes further milestones under the Master Agreement, the Company expects to increase the carrying value of the license. Amortization expense was $169,790 in 2004, $175,147 in 2003 and $136,365 in 2002. Estimated amortization expense for amortizable intangible assets for the next five years is $201,000 in 2005, $199,000 in 2006, $156,000 in 2007, $70,000 in 2008, $70,000 in 2009 and $233,000 thereafter.

Note 6
Capitalized Acquisition Costs:

Pursuant to the merger agreement with ProCyte Corporation (“ProCyte”), the Company has incurred $888,391 of expenses of which $762,477 has been capitalized as acquisition costs and $125,914 has been included in Additional Paid in Capital as registration costs. At December 31, 2004, $752,382 of these expenses remains unpaid and is recorded in current liabilities.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	December 31,
	2004	2003
Accrued professional and consulting fees	$412,019	$203,699
Accrued warranty	196,890	316,714
Accrued liability from matured notes	245,849	247,108
Cash deposits on sales	-	125,500
Other accrued expenses	69,296	82,515
Total other accrued liabilities	$924,054	$975,536

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT’s subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of December 31, 2004 and 2003, the matured principal and related interest was $245,849 and $247,108, respectively.

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	December 31,
	2004	2003
Note payable - unsecured creditor, interest at 5.75%, payable in monthly principal and interest installments of $44,902 through January 2005.	$44,902	$-

Note payable - secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	51,489	72,382

Note payable - unsecured creditor, interest at 7.47%, payable in monthly principal and interest installments of $7,827 through June 2004.	-	40,907

Note payable - unsecured creditor, interest at 7.37%, payable in monthly principal and interest installments of $37,640 through January 2004.	-	37,409

Note payable - unsecured creditor, interest at 6.63%, payable in monthly principal and interest installments of $1,868 through January 2004.	-	1,857
	96,391	152,555
Less: current maturities	(69,655)	(101,066)
Notes payable, net of current maturities	$26,736	$51,489

Aggregate maturities of the notes payable as of December 31, 2004 are $69,655 due in 2005 and $26,736 due in 2006.

Note 9
Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt.

	December 31,
	2004	2003
Borrowings on a credit facility	$1,680,627	$1,000,000
Capital lease obligations (see Note 4)	565,246	675,508
Less: current portion	(873,754)	(1,269,759)
Total long-term debt	$1,372,119	$405,749

The Company obtained a $2,500,000 leasing credit facility from GE Capital Corporation on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. The Company accounts for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as a means of retaining a form of security over the lasers. The Company continues to depreciate the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field. The draw is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each draw is discounted by 7.75%; the first monthly payment is applied directly to principal. With each draw, the Company has agreed to issue warrants to purchase shares of the Company’s common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw.

As of December 31, 2004, the Company had made three draws against the line.

	Draw 1	Draw 2	Draw 3
Date of draw	June 30, 2004	September 24, 2004	December 30, 2004
Amount of draw	$1,536,950	$320,000	$153,172
Stated interest rate	8.47%	7.97%	8.43%
Effective interest rate	17.79%	17.41%	17.61%
Number of warrants issued	23,903	6,656	3,102
Exercise price of warrants per share	$3.54	$2.64	$2.73
Fair value of warrants	$62,032	$13,489	$5,946

The fair value of the warrants granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

	Warrants granted under:
	Draw 1	Draw 2	Draw 3
Risk-free interest rate	3.81%	3.70%	3.64%
Volatility	99.9%	100%	99.3%
Expected dividend yield	0%	0%	0%
Expected option life	5 years	5 years	5 years

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

The Company has received a letter of intent from GE Capital Corporation to open a second line of leasing credit. The second, supplemental line would be for $5,000,000, have a term of three years and be secured by lasers used in the Company’s Domestic XTRAC and Surgical Services segments. The proposed terms seem favorable to the Company. However, the second line is subject to and contingent upon a due diligence review, to be completed in March 2005.

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank. The credit facility had a commitment term of four years, which expired May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT’s business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT’s cash and cash equivalents and short-term investments. The bank agreed to allow the Company to apply the cash collateral to a paydown of the facility in 2003. The credit facility had an interest rate of the 30-day LIBOR plus 2.25%. The credit facility was subject to certain restrictive covenants at the SLT level and at the group level and borrowing base limitations. The group did not meet the covenants set by the bank at December 31, 2003. On March 10, 2004, the bank waived the non-compliance with the covenants as of December 31, 2003.

Future minimum payments for property under capital leases are as follows:

Year Ending December 31,
2005	$302,889
2006	196,919
2007	89,742
2008	40,952
Total minimum lease obligation	630,502
Less: interest	(65,256)
Present value of total minimum lease obligation	$565,246

Future minimum payments for draws under the lease credit facility are as follows:

Year Ending December 31,
2005	$731,489
2006	732,336
2007	417,513
2008	-
Total minimum lease obligation	1,881,338
Less: interest	(200,711)
Present value of total minimum lease obligation	$1,680,627

Note 10
Warrant Exercises:

In the year ended December 31, 2004, 2,104,147 warrants on the common stock of the Company were exercised, resulting in an increase to the Company’s shares outstanding as of the end of the period by the same amount. The Company received $3,086,468 in cash proceeds from the exercises. Of these proceeds, $803,456 was from the exercise of warrants that were exercisable at $1.77 per share and were set to expire on March 31, 2004 and $1,226,112 was from the exercise of warrants that were exercisable at $1.16 per share and were set to expire on September 30, 2004. See also Common Stock Warrants in Note 12.

Note 11
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable operating leases for personal property that expire at various dates through 2007. Rent expense was $456,077, $517,662 and $190,763 for the years ended December 31, 2004, 2003 and 2002, respectively. The future annual minimum payments under these non-cancelable operating leases are as follows:

Year Ending December 31,
2005	$344,942
2006	133,383
2007	8,448
Total	$486,773

Litigation
The Company is a defendant in an action filed by City National Bank of Florida, which had been the Company’s landlord in Orlando, Florida. The action was brought in December 2000 in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida. The complaint seeks to recover unpaid rent for the facility the Company had occupied prior to the sale to Lastec of assets related to the operations of the Company’s former facility in Orlando, Florida. City National has alleged that the Company and Lastec owe it $143,734, primarily for rent that was unpaid for the period after the sale of the assets to Lastec up to an abandonment of the facility by Lastec. The Company has denied liability and have asserted that City National neglected to mitigate its damages by repossessing the facility after it was abandoned by Lastec and further that the Company’s obligations to City National ceased on the effective date of the asset sale to Lastec. In connection with the settlement and dismissal of a separate action filed by the Company against Lastec and its principals related to the asset sale, Lastec and its principals agreed in writing to be responsible to pay any settlement or monetary judgment to City National and, if necessary, to post a surety bond of $100,000 to secure such a payment. Lastec and its principals defaulted in their undertakings, so the Company is maintaining its own defense. Attempts to mediate a settlement with the Bank have been so far unsuccessful. Based on information currently available, the Company cannot evaluate the likelihood of an unfavorable outcome.

On or about April 29, 2003, the Company brought an action against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California. Mr. Irwin had been the Company’s Vice President of Research and Development until July 2002, when the Company terminated his employment. Shortly after his termination, Mr. Irwin founded RA Medical Systems. The Company alleged claims for misappropriation of trade secrets, unfair competition, intentional interference with contractual relationships, breach of contract and conversion. Defendants brought a motion for summary judgment on all counts in the complaint. On November 13, 2003, the Court denied summary judgment on the counts of misappropriation and unfair competition, but granted summary judgment on the other counts. The Company dismissed the remaining counts for misappropriation and unfair competition without prejudice on December 31, 2003. The defendants filed a motion for costs and attorneys’ fees. The Superior Court granted costs; the Court denied attorneys’ fees on grounds of bad faith but granted attorneys’ fees based on a provision in the confidentiality agreement which the Company asserted Mr. Irwin had breached. The Company appealed this ruling to the Court of Appeals, which on February 23, 2005 upheld the lower court’s ruling.

The Company brought an action against RA Medical Systems and Mr. Iwrin in the United States District Court for the Southern District of California on Federal and California claims for false advertising and unfair competition. The complaint in the Federal action was filed on January 6, 2004. The defendants have answered the complaint with general denials. Attempts at settlement have failed. The case is now in the discovery phase.

On January 25, 2005, RA Medical Systems, Inc. and Dean Stewart Irwin brought an action against PhotoMedex, Inc., Jeffrey Levatter Ph.D. (the Company’s Chief Technology Officer), Jenkens & Gilchrist, LLP (the Company’s outside counsel) and Michael R. Matthias, Esq. (litigation partner at the Company’s outside counsel). The action was brought in the Superior Court for San Diego County, California and is based on an allegation that the defendants had engaged in malicious prosecution in bringing and maintaining the action brought by PhotoMedex in April 2003. The defendants have filed a motion to strike the action, based on California Code of Civil Procedure section 425.16, the so-called SLAPP statute. The Company’s motion to strike was denied.

The Company brought an action against Edwards Lifesciences Corporation and Baxter Healthcare Corporation on January 29, 2004 in the Superior Court for Orange County, California. The complaint states claims for breach of contract and under a claim known as “money had and received.” The Company has moved to amend the complaint to include a claim of unjust enrichment. The motion to amend is set for hearing on April 1, 2005. The Company seeks recovery of the sum of $4,000,000 paid to the defendants in connection with a series of agreements between the parties, costs incurred in raising the $4,000,000, interest thereon and attorneys’ fees and costs incurred in the action. Defendants answered the complaint with several denials, multiple defenses and no counterclaims. Defendants filed a demurrer, which was denied. Defendants have filed a motion for summary judgment, to which the Company is preparing its opposition. Hearing on the summary judgment motion is set for April 18, 2005. Discovery in this action is continuing. A trial date is set for May 23, 2005.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on the Company's consolidated financial position, results of operations or liquidity.

Employment Agreements
The Company has severance agreements with certain key executives and employees which create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,406,000 as of December 31, 2004. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2004 was approximately $1,992,000.

Note 12
Stockholders’ Equity:

Common Stock
As of September 30, 2004, the Company had issued 113,877 shares of its restricted common stock in connection with the Asset Purchase agreement with Stern Laser Srl, or Stern.

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

On December 27, 2002, the Company acquired all of the common stock of SLT for 2,716,354 shares of common stock and the assumption of 89,600 warrants on SLT’s common stock. The warrants expired unexercised on December 31, 2002.

On June 13, 2002, the Company completed a private offering of 4,115,000 shares of common stock at $1.50 per share for gross proceeds of $6,172,500. The closing price of the Company’s common stock on June 13, 2002 was $1.68 per share. In connection with this offering, the Company paid a commission of $434,075, as well as other costs of $32,378, resulting in net proceeds of $5,706,047. In addition, the investors received warrants to purchase 1,028,750 shares of common stock at an exercise price of $1.90 per share, which became exercisable on December 12, 2002. The warrants have a five-year term. The proceeds from this financing have been used for working capital and other general corporate purposes.

Common Stock Options
In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the “1995 Plan”) for key employees, officers, directors, and consultants, and initially provided for up to 500,000 options to be issued thereunder. The exercise price of each option granted under the 1995 Plan could not be less than the fair market value on the date granted. Options under the Plan generally vested 40% upon grant, 30% on the first anniversary of the grant; and the remaining 30% on the second anniversary. No options could be exercised more than 10 years after the grant date. Options are not transferable (other than at death), and in the event of termination for cause (other than death or disability) or voluntary termination, all unvested options automatically terminate. The plan is inactive at December 31, 2004 and had 49,000 options outstanding.

On April 10, 1998, the Company created a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director was to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vested at the rate of 5,000 options per quarter during each quarter in which such person had served as a member of the Board of Directors. Since the date of adoption of the Non-Employee Director Stock Option Plan (discussed below), the Company no longer grants options to members of the Board of Directors under this plan. At December 31, 2004, the plan had 75,000 options outstanding.

In May 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan initially reserved for issuance up to 1,000,000 shares of the Company’s common stock, which was increased to 2,000,000 shares pursuant to the affirmative vote of the stockholders on June 10, 2002 and to 3,350,000 shares on December 16, 2003. The reserved shares are to be used for granting of incentive stock options (“ISOs”) to employees of the Company and for granting of non-qualified stock options (“NSOs”) and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company’s stock on the date of grant. All ISOs granted to less than ten-percent stockholders may have a term of up to 10 years, while ISOs granted to greater than ten-percent stockholders shall have a term of up to five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company’s stock on the date of grant. No NSOs shall be exercisable for more than 10 years after the date of the respective grant. The plan is active, and had 2,401,291 options outstanding at December 31, 2004.

In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan reserved for issuance up to 250,000 shares of the Company’s common stock for the granting of non-qualified options to members of the Company’s Board of Directors. In consideration for services rendered, each director received on each of January 1, 2001 and 2002 an option to purchase 20,000 shares of the Company’s common stock. The Company’s stockholders voted on June 10, 2002 to increase the number of reserved shares to 650,000 and also to increase the annual grant to each director from 20,000 to 35,000. On December 16, 2003, the stockholders voted to increase the number of reserved shares to 1,000,000. The plan is active and had 501,250 options outstanding at December 31, 2004.

In January 2004, the Company agreed to extend the life, by one year, of 525,000 options granted to Mr. O’Donnell in November 1999 as part of a bloc of 650,000 options, bearing an exercise price of $4.65 per share. In January 2004, the Company also agreed to extend the life, by one year, of 350,000 options granted to Mr. McGrath in November 1999, bearing an exercise price of $5.50 per share. Neither extension had any impact on the consolidated financial statements.

In January 2004, the Company issued 210,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan. In September 2004, 17,500 options were issued to a new non-employee director in accordance with the terms of the Non-Employee Director Plan.

Also in January, July, September and December 2004, the Company granted an aggregate of 776,000 options to purchase common stock to a number of employees. The options vest over four years and expire five years from the date of grant.

In January 2004, the Company granted 30,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered. The options have an exercise price of $2.14 per share. The options vested on grant and will expire five years from the date of the grant. The Company recorded $48,192 of expense relating to these options for the year ended December 31, 2004.

In December 2004, the Company granted 27,000 options to purchase common stock to the various consultants and members of the Company’s Scientific Advisory Board for services rendered. The options have an exercise price of $2.46 per share. The options vested immediately and will expire 5 years from the date of the grant. The Company recorded $50,243 of expense relating to these options for the year ended December 31, 2004.

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

In December 2002, the Company granted 204,480 options to purchase common stock to two former executives of SLT. No expense was recorded as a result of the grants. The options vested 25% on grant date, with the balance vesting over three years; the options will expire five years from the date of grant.

A summary of option transactions for all of the Company’s options during the years ended December 31, 2004, 2003 and 2002 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	3,451,515	$5.48
Granted	481,480	1.74
Exercised	(18,000)	1.00
Expired/cancelled	(37,950)	3.26
Outstanding at December 31, 2002	3,877,045	4.65
Granted	827,750	1.73
Exercised	(61,458)	1.05
Expired/cancelled	(513,141)	5.77
Outstanding at December 31, 2003	4,130,196	3.87
Granted	1,127,166	2.50
Exercised	(120,865)	1.75
Expired/cancelled	(925,957)	6.39
Outstanding at December 31, 2004	4,210,540	$3.48

As of December 31, 2004, 2,905,108 options to purchase common stock were vested and exercisable at prices ranging from $0.95 to $11.75 per share. As of December 31, 2003, 2,937,042 options to purchase common stock were vested and exercisable at prices ranging from $0.95 to $13.50 per share. Options are issued with exercise prices equal to the market price on the date of issue, so the weighted-average exercise price equals the weighted-average fair value price.

The outstanding options, including options exercisable at December 31, 2004, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $2.50	2,530,865	4.00	$1.82	1,374,953	$1.76
$2.51 - $5.00	760,375	1.61	$4.19	614,701	$4.56
$5.01 - $7.50	465,000	0.90	$6.85	461,896	$5.64
$7.51 - $11.75	454,300	0.65	$9.30	453,558	$9.30
Total	4,210,540	2.86	$3.48	2,905,108	$4.15

The outstanding options will expire as follows:

Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2005	1,444,300	6.22	$1.50 - $11.75
2006	594,760	2.26	$0.95 - $8.00
2007	337,480	1.71	$1.26 - $1.85
2008	573,250	1.67	$1.53 - $2.70
2009 and later	1,260,750	2.20	$1.77 - $2.70
	4,210,540	$3.48	$0.95 - $11.75

Common Stock Warrants
The Company issued warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility in the following manner: on June 30, 2004, 23,903 shares at an exercise price of $3.54 per share; on September 24, 2004, 6,656 shares at an exercise price of $2.64 per share; on December 30, 2004, 3,102 at an exercise price of $2.73 per share. The warrants have a five-year term.

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

A summary of warrant transactions for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2002	2,348,680	$1.75
Issued	1,028,750	1.90
Exercised	(409,751)	1.06
Expired	(6,875)	1.05
Outstanding at December 31, 2002	2,960,804	1.62
Issued	1,551,302	1.93
Exercised	(253,271)	1.85
Expired/cancelled	(7,752)	2.00
Outstanding at December 31, 2003	4,251,083	1.90
Issued	33,661	3.29
Exercised	(2,104,147)	1.47
Expired/cancelled	(11,998)	2.08
Outstanding at December 31, 2004	2,168,599	$2.34

At December 31, 2004, all outstanding warrants were exercisable at prices ranging from $1.90 to $16.53 per share.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price
2005	40,275	$13.51
2006	-	-
2007	886,602	2.27
2008	1,208,061	2.00
2009	33,661	3.29
	2,168,599	$2.34

Reserved Shares
As of March 10, 2005, the Company has reserved 13,320,000 shares of its common stock for the following purposes:

Purpose	Shares Reserved
Issuance to ProCyte shareholders in the pending acquisition	10,541,000
Issuance to holders of outstanding ProCyte options in the pending acquisition	1,549,000
Future option grants from ProCyte option plans in the pending acquisition	1,230,000
13,320,000

Note 13
Income Taxes:

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Income tax expense (benefit) consists of the following.

	Year Ended December 31,
	2004	2003	2002
Federal, including AMT tax:
Current	$-	$-	$-
Deferred	(2,114,000)	1,536,000	3,013,000
State:
Current	-	-	-
Deferred	(174,000)	179,000	353,000
	(2,288,000)	1,715,000	3,366,000

Change in valuation allowance, excluding SLT deferred asset in 2002	(2,288,000)	1,715,000	3,366,000
Income tax expense	$-	$-	$-

The Company has no income that is subject to foreign taxes.

A reconciliation of the effective tax rate with the Federal statutory tax rate follows:

	Year Ended December 31,
	2004	2003	2002
Expected Federal tax benefit at statutory rate	$1,701,000	$2,512,000	$3,085,000

Gross change in valuation allowance	2,288,000	(1,715,000)	(3,366,000)

Adjustments of temporary differences and net operating loss expirations and limitations	(3,792,000)	(950,000)	(55,000)

State income taxes	(174,000)	178,000	353,000

Other	(23,000)	(25,000)	(17,000)

Income tax expense	$-	$-	$-

As of December 31, 2004, the Company had approximately $90,671,000 of federal net operating loss carryforwards. Included in the aggregate net operating loss carryforward are approximately $23,364,000 of losses sustained by SLT prior to the tax-free acquisition on December 27, 2002. Under Federal rules applicable to that acquisition, the SLT losses can only be utilized at the rate of approximately $300,000 per year over the life of the losses and accordingly losses that cannot be utilized are ascribed no value in the deferred tax asset. The utilizable net operating carryforwards are thus approximately $71,807,000. There have been no other changes of ownership identified by management that are expected to materially constrain the Company’s utilization of loss carryforwards. If the Company undergoes a change of ownership in the future, the utilization of the Company’s loss carryforwards may be materially constrained.

In addition, the Company had approximately $745,000 of Federal tax credit carryforwards as of December 31, 2004. The credit carryforwards began to expire in 1999 and have continued to expire thereafter. Under Federal rules applicable to the acquisition of SLT, the research credit carryforwards from SLT amounting to $954,000 from years prior to the acquisition are subject to severe utilization constraints and accordingly have been ascribed no value in the deferred tax asset and are not reflected in the carryforwards.

Net deductible, or favorable, temporary differences were approximately $15,500,000 at December 31, 2004.

The changes in the deferred tax asset are as follows.

	December 31,
	2004	2003
Beginning balance, gross	$43,383,000	$41,668,000

Net changes due to:
Operating loss carryforwards, valued at 38%	(1,521,000)	1,103,000

Temporary differences, valued at 38%	(128,000)	592,000

Carryforward and AMT credits	(639,000)	20,000

Ending balance, gross	41,095,000	43,383,000

Less: valuation allowance	41,095,000	43,383,000

Ending balance, net	$-	$-

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

	December 31,
	2004	2003
Loss carryforwards, at 38%	$34,455,000	$35,976,000
Carryforward and AMT credits	745,000	1,384,000
Accrued employment expenses	202,000	218,000
Bad debts	378,000	364,000
Deferred R&D costs	2,368,000	2,050,000
Deferred revenues	242,000	308,000
Depreciation	1,064,000	876,000
Inventoriable costs	118,000	125,000
Inventory reserves	302,000	672,000
License write-off	802,000	934,000
Other accruals and reserves	419,000	476,000
Gross deferred tax asset	41,095,000	43,383,000

Less: Valuation allowance	(41,095,000)	(43,383,000)

Net deferred tax asset	$-	$-

Benefits that may be realized from components in the deferred tax asset from SLT’s periods prior to the acquisition in December 2002 will be reflected in the Company’s Statement of Operations inasmuch as no goodwill was recorded as part of that acquisition. However, benefits that may be realized from components in the deferred tax asset that were contributed by Acculase from periods prior to the buy-out of the minority interest in August 2000 will first be taken to reduce the carrying value of goodwill and developed technology that were recorded in the transaction. Only after such values have been fully reduced will any remaining benefit be reflected in the Company’s Statement of Operations. As of December 31, 2004, those carrying values were $3,358,936. As of the same date, the deferred tax asset had $5,993,000 of components that came from Acculase and arose prior to the buy-out of the minority interest. The components were $5,464,000 of net operating loss carryforwards and $247,000 of tax credit carryforwards. As of the buy-out date, there were temporary differences approximating $282,000, but those differences are treated as having been recognized for tax purposes in the subsequent fiscal year and therefore are taken as part of the net operating loss carryforward.

Note 14
Significant Alliances/Agreements:

Edwards Agreement
In August 1997, the Company entered into an agreement with Edwards LifeSciences Corporation, or Edwards. Under the terms of this agreement, the Company granted Edwards exclusive worldwide rights to sell our modified excimer laser and associated disposable products, known as the AL5000M, for the treatment of cardiovascular and vascular disease using the surgical procedure known as transmyocardial revascularization, or TMR. Under the terms of the agreement, Edwards had agreed, among other things, to: absorb many of the significant expenses of bringing the Company’s TMR products to market; fund the total cost of obtaining regulatory approvals worldwide for the use of the AL5000M for the treatment of cardiovascular and vascular disease; and fund all sales and marketing costs related to the introduction and marketing of the AL5000M to treat cardiovascular and vascular disease. In September 1997, Edwards purchased from LaserSight Inc., or LaserSight, rights to related patents for the use of an excimer laser to ablate tissue in vascular and cardiovascular applications for $4,000,000. In December 1997, the Company reimbursed Edwards for the $4,000,000 purchase price of the rights from LaserSight.

The Company’s strategic relationship with Edwards has terminated, which termination has been the subject of certain disputes between Edwards and the Company. From a business perspective, the Company no longer has a strategic partner to develop and market the TMR system. As it wound down its performance under the agreement with the Company, Edwards granted a non-exclusive sublicense of the LaserSight license to Spectranetics, Inc., or Spectranetics, without our consent. The Company believes that the grant of this sublicense violated certain agreements between Edwards and the Company. The Company understands that in connection with the sublicense, Edwards received consideration approximating $4,000,000. The Company recently has brought an action against Edwards, seeking, among other things, a return of the $4,000,000 it paid Edwards for the LaserSight license. See Litigation in Note 11.

Note 15
Significant Customer Concentration:

No one customer represented 10% or more of revenues for the year ended December 31, 2004 and 2003. The Company derived approximately 29% of its revenue from two customers for the year ended December 31, 2002. At December 31, 2002, approximately 11% of the total accounts receivable balance was due from its two major customers.

Note 16
Business Segment and Geographic Data:

Segments are distinguished primarily by the organization of the Company's management structure. The industry considerations and the business model used to generate revenues also influence distinctions. The Domestic XTRAC segment is a procedure-based business model used to date only in the United States with revenues derived from procedures performed by dermatologists. The International XTRAC segment presently generates revenues from the sale of equipment to dermatologists through a network of distributors outside the United States. The Surgical Services segment generates revenues by providing fee-based procedures generally using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees, and other similar corporate expenses. Unallocated assets include cash, prepaid expenses, and deposits. Goodwill at December 31, 2004 and 2003 is $2,944,423. It has been allocated to the domestic and international XTRAC segments in the amounts of $2,061,096 and $883,327, respectively. The allocation of goodwill to each segment was based upon the relative fair values of the two segments as of August 2000, when the Company bought out the minority interest in Acculase and thus recognized the goodwill.

	Year Ended December 31, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,256,164	$1,626,646	$7,826,519	$5,035,852	$17,745,181
Costs of revenues	1,890,446	1,177,371	5,000,226	2,295,226	10,363,269
Gross profit	1,365,718	449,275	2,826,293	2,740,626	7,381,912

Allocated operating expenses:
Selling, general and administrative	1,836,165	314,849	1,364,684	642,751	4,158,449
Engineering and product development	711,384	445,338	-	644,716	1,801,438

Unallocated operating expenses	-	-	-	-	6,267,807
	2,547,549	760,187	1,364,684	1,287,467	12,227,694
Loss from operations	(1,181,831)	(310,912)	1,461,609	1,453,159	(4,845,782)

Interest expense, net	-	-	-	-	138,414

Net loss	$(1,181,831)	$(310,912)	$1,461,609	$1,453,159	$(4,984,196)

Segment assets	$6,160,831	$2,934,306	$5,012,728	$4,440,260	$18,547,510
Capital expenditures	$873,723	$4,090	$826,242	$90,793	$1,794,848

	Year Ended December 31, 2003
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,325,024	$1,166,520	$5,953,462	$5,873,787	$14,318,793
Costs of revenues	2,795,785	817,075	3,899,714	2,975,034	10,487,608
Gross profit (loss)	(1,470,761)	349,445	2,053,748	2,898,753	3,831,185

Allocated operating expenses:
Selling, general and administrative	1,668,819	666,131	1,108,878	659,812	4,103,640
Engineering and product development	893,277	347,386	-	535,817	1,776,480

Unallocated operating expenses	-	-	-	-	5,347,584
	2,562,096	1,013,517	1,108,878	1,195,629	11,227,704
Loss from operations	(4,032,857)	(664,072)	944,870	1,703,124	(7,396,519)

Interest expense (income), net	-	-	-	-	46,330
Other income, net	-	-	-	-	-

Net loss	$(4,032,857)	$(664,072)	$944,870	$1,703,124	$(7,442,849)

Segment assets	$5,758,496	$2,924,131	$3,493,914	$3,704,781	$15,881,322
Capital expenditures	$1,436,109	$5,417	$121,451	$44,780	$1,607,757

	Year Ended December 31, 2002
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$706,320	$2,531,063	$37,075	$-	$3,274,458
Costs of revenues	3,276,117	1,119,821	18,492	11,004	4,425,434
Gross profit (loss)	(2,569,797)	1,411,242	18,583	(11,004)	(1,150,976)

Allocated operating expenses:
Selling, general and administrative	1,248,040	968,757	9,462	1,051	2,227,310
Engineering and product development	1,228,180	526,363	-	2,714	1,757,257

Unallocated operating expenses	-	-	-	-	3,963,526
	2,476,220	1,495,120	9,462	3,765	7,948,093
Loss from operations	(5,046,017)	(83,878)	9,121	(14,769)	(9,099,069)

Interest expense (income), net	-	-	-	-	(25,669)
Other income, net	-	-	-	-	1,087

Net loss	$(5,046,017)	$(83,878)	$9,121	$(14,769)	$(9,072,313)

Segment assets	$5,806,770	$2,970,820	$2,714,300	$3,463,951	$14,955,841
Capital expenditures	$51,477	$22,061	$-	$-	$73,538

	December 31,
Assets:	2004	2003
Total assets for reportable segments	$18,547,510	$15,881,322
Other unallocated assets	4,414,416	6,871,409
Consolidated total	$22,961,926	$22,752,731

For the years ended December 31, 2004, 2003 and 2002, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	Year Ended December 31,
	2004	2003	2002
Domestic	$15,460,793	$12,011,280	$743,395
Foreign	2,284,388	2,307,513	2,531,063
	$17,745,181	$14,318,793	$3,274,458

Note 17
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2004	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$4,025,000	$4,323,000	$4,455,000	$4,942,000
Gross profit	1,531,000	1,692,000	1,954,000	2,205,000
Net loss	(1,363,000)	(1,207,000)	(1,156,000)	(1,258,000)
Basic and diluted net loss per share	($0.04)	($0.03)	($0.03)	($0.03)
Shares used in computing basic and diluted net loss per share	37,773,301	38,546,338	38,960,250	40,059,503
2003	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$3,473,000	$3,843,000	$3,299,000	$3,704,000
Gross profit	1,063,000	1,176,000	812,000	780,000
Net loss	(1,674,000)	(1,686,000)	(1,913,000)	(2,170,000)
Basic and diluted net loss per share	($0.05)	($0.05)	($0.05)	($0.06)
Shares used in computing basic and diluted net loss per share	31,439,058	33,644,326	37,622,358	37,735,242

Note 18
Valuation and Qualifying Accounts:

Additions Charged to

Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2004:
Reserve for Doubtful Accounts	$698,044	$459,861	$-	$421,400	$736,505
FOR THE YEAR ENDED DECEMBER 31, 2003:
Reserve for Doubtful Accounts	$1,169,486	$254,429	$-	$725,871	$698,044
FOR THE YEAR ENDED DECEMBER 31, 2002:
Reserve for Doubtful Accounts	$996,396	$637,857	$493,224	$957,991	$1,169,486

(1)	Represents allowance for doubtful accounts related to the acquisition of SLT.
(2)	Represents write-offs of specific accounts receivable.