Form 10-Q
period 2005-03-31
PHOTOMEDEX INC
filed 2005-05-10
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☒ No ☐

The number of shares outstanding of the issuer's Common Stock as of May 9, 2005 were 50,843,515 shares.

PHOTOMEDEX, INC. AND SUBSIDIARIES

INDEX
Part I. Financial Information: PAGE

ITEM 1. Financial Statements:

a.	Consolidated Balance Sheets, March 31, 2005 (unaudited) and
December 31, 2004 (based on audited statements)	3

b.	Consolidated Statements of Operations for the three months
ended March 31, 2005 and 2004 (unaudited)	4

c. Consolidated Statement of Stockholders’ Equity for the three months	5
ended March 31, 2005 (unaudited)

d.	Consolidated Statements of Cash Flows for the three months
ended March 31, 2005 and 2004 (unaudited)	6

e.	Notes to Consolidated Financial Statements (unaudited)	7

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$7,287,916	$3,884,817
Restricted cash	11,769	112,200
Accounts receivable, net of allowance for doubtful accounts of $940,351 and $736,505, respectively	4,945,632	4,117,399
Inventories	8,181,873	4,585,631
Prepaid expenses and other current assets	567,497	401,989
Total current assets	20,994,687	13,102,036

Property and equipment, net	5,727,913	4,996,688
Goodwill, net	15,939,350	2,944,423
Patents and licensed technologies, net	1,080,164	929,434
Other intangible assets, net	5,166,625	-
Other assets	289,684	989,345
Total assets	$49,198,423	$22,961,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$317,880	$69,655
Current portion of long-term debt	886,813	873,754
Accounts payable	3,910,246	3,515,293
Accrued compensation and related expenses	1,381,065	963,070
Other accrued liabilities	1,135,429	924,054
Deferred revenues	649,715	636,962
Total current liabilities	8,281,148	6,982,788

Notes payable	19,888	26,736
Long-term debt	1,175,191	1,372,119
Other liabilities	29,023	-
Total liabilities	9,505,250	8,381,643

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 50,724,165 and 40,075,019 shares issued and outstanding, respectively	507,242	400,750
Additional paid-in capital	116,690,024	90,427,632
Accumulated deficit	(77,374,674)	(76,246,562)
Deferred compensation	(129,419)	(1,537)
Total stockholders' equity	39,693,173	14,580,283
Total liabilities and stockholders’ equity	$49,198,423	$22,961,926

* The December 31, 2004 balance sheet was derived from our audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$2,225,699	$1,792,400
Services	2,757,633	2,232,830
	4,983,332	4,025,230

Cost of revenues:
Product cost of revenues	892,964	832,484
Services cost of revenues	1,739,404	1,661,582
	2,632,368	2,494,066

Gross profit	2,350,964	1,531,164

Operating expenses:
Selling, general and administrative	3,220,976	2,470,424
Engineering and product development	186,971	415,950
	3,407,947	2,886,374

Loss from operations	(1,056,983)	(1,355,210)

Interest expense, net	71,129	7,872

Net loss	($ 1,128,112)	($ 1,363,082)

Basic and diluted net loss per share	($0.03)	($0.04)

Shares used in computing basic and diluted net loss per share	41,755,950	37,773,301

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
BALANCE, DECEMBER 31, 2004	40,075,019	$400,750	$90,427,632	($76,246,562)	($ 1,537)	$14,580,283
Exercise of warrants	73,530	736	146,324	-	-	147,060
Exercise of stock options	35,037	350	52,798	-	-	53,148
Acquisition of ProCyte	10,540579,	105,406	26,197,732	-	(132,081)	26,171,057
Amortization of deferred compensation	-	-	-	-	4,199	4,199
Registration expenses	-	-	(134,462)	-	-	(134,462)
Net loss	-	-	-	(1,128,112)	-	(1,128,112)
BALANCE, MARCH 31, 2005	50,724,165	$507,242	$116,690,024	($77,374,674)	($129,419)	$39,693,173

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	($ 1,128,112)	($ 1,363,082)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	526,396	493,745
Stock options issued to consultants for services	-	48,192
Amortization of deferred compensation	4,199	1,620
Provision for bad debts	167,412	-
Changes in operating assets and liabilities, net of effects of acquired assets and liabilities:
Accounts receivable	141,768	(273,070)
Inventories	(769,136)	19,025
Prepaid expenses and other assets	192,129	65,865
Accounts payable	(210,567)	119,443
Accrued compensation and related expenses	266,688	(134,768)
Other accrued liabilities	(781,200)	(110,761)
Cash deposits	9,000	-
Deferred revenues	(82,683)	144,757
Other liabilities	(23,860)	-

Net cash used in operating activities	(1,687,966)	(989,034)
Cash Flows From Investing Activities:
Purchases of property and equipment	(56,382)	(11,137)
Lasers placed into service	(722,509)	(481,398)
Cash received from acquisition, net of costs incurred	6,014,450	-
Net cash provided by (used in) investing activities	5,235,559	(492,535)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of direct issuance costs	(134,462)	11,199
Proceeds from exercise of options	53,148	-
Proceeds from exercise of warrants	147,060	814,231
Payments on long-term debt	(70,131)	(68,997)
Payments on notes payable	(86,225)	(82,376)
Net repayments on lease line of credit	(154,315)	-
Decrease in restricted cash, cash equivalents and short-term investments	100,431	-
Net cash (used in) provided by financing activities	(144,494)	674,057
Net increase (decrease) in cash and cash equivalents	3,403,099	(807,512)
Cash and cash equivalents, beginning of period	3,884,817	6,633,468
Cash and cash equivalents, end of period	$7,287,916	$5,825,956

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The Company and Summary of Significant Accounting Policies:

The Company:

Background
PhotoMedex, Inc. and subsidiaries (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company develops, manufactures and markets excimer-laser-based instrumentation designed to phototherapeutically treat psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, the Company received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® system, for the treatment of psoriasis. In March 2001, the Company received FDA clearance to treat vitiligo; in August 2001, the Company received FDA clearance to treat atopic dermatitis; and in May 2002, the FDA granted 510(k) clearance to market the XTRAC system for the treatment of leukoderma. The Company launched the XTRAC phototherapy treatment system commercially in the United States in August 2000.

Beginning with the acquisition of Surgical Laser Technologies, Inc. (“SLT”) on December 27, 2002, the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers’ products.

Through the acquisition of ProCyte Corporation (“ProCyte”) on March 18, 2005, the Company also develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies.

Liquidity and Going Concern
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. As of March 31, 2005, the Company had an accumulated deficit of $77,374,674. However, the Company was successful in reducing its net loss for the three months ended March 31, 2005 by $234,970 compared to the three months ended March 31, 2004. The Company has historically financed its activities from operations and the private placement of equity securities. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

To increase patient acceptance of targeted UVB therapy for skin disorders using the XTRAC, the Company needed to obtain newly established current procedural terminology (“CPT”) codes from the American Medical Association, which occurred in the latter part of 2002. By early 2003, the Centers for Medicare and Medicaid Services (“CMS”) had approved rates of reimbursement for the newly established CPT codes. The Company further required adoption by private health insurance carriers of a medical policy to reimburse patients for the treatment. During the first quarter of 2003, the Company re-launched the marketing of its XTRAC system in the United States following the issuance of CPT codes and associated reimbursement rates by the CMS. At the same time, the Company has focused its efforts on securing approval by various private health plans to reimburse for treatments of psoriasis using the XTRAC.

The Company plans to continue to focus on securing reimbursement from more private insurers and to devote sales and marketing efforts in the areas where such reimbursement has become available. As favorable momentum is achieved, the Company will spend substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing operations. Notwithstanding the approval by CMS for Medicare and Medicaid reimbursement and recent approvals by certain private insurers, the Company may continue to face resistance from private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure. Management cannot provide assurance that the Company will market the product successfully, operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

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

Cash and cash equivalents were $7,299,685, including restricted cash of $11,769, as of March 31, 2005. Management believes that the existing cash balance together with its existing financial resources, including the leasing credit line facility (see Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements through the second quarter of 2006. The 2005 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States and continuing costs savings from the integration of the combined companies. In addition, the 2005 operating plan calls for increased revenues and profits from its newly acquired business, ProCyte, and the continued growth of its skin care products. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs for the balance of 2005. There can be no assurance that additional financing, if needed, will be available when required or, if available, could be obtained on terms satisfactory to the Company.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be perceived with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained. See Revenue Recognition for discussion of updates and changes in estimates for XTRAC domestic revenues in accordance with Staff Accounting Bulletin Nos. 101 and 104 and Statement of Financial Accounting Standards (“SFAS”) No. 48.

Cash and Cash Equivalents
The Company invests its excess cash in highly liquid, short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at March 31, 2005 and December 31, 2004. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits.

Accounts Receivable
The majority of the Company’s accounts receivables are due from distributors (domestic and international), hospitals, universities and physicians and other entities in the medical field. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not accrue interest on accounts receivable that are past due.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within the cost of inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. The Company performs full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.

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

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption “machinery and equipment.” These units and accessories are being depreciated over a period of up to five years. Laser units utilized in the provision of surgical services or in the treatment of skin disorders are included, as discussed above, in property and equipment under the caption “lasers in service.”

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of March 31, 2005, no such write-down was required (see Impairment of Long-Lived Assets below).

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or 8 to 12 years. Developed technology was recorded in connection with the purchase in August 2000 of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years. Developed technology was recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2005, no such write-down was required (see Impairment of Long-Lived Assets below).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over five to ten years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2005, no such write-down was required (see Impairment of Long-Lived Assets below).

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the three months ended March 31, 2005 is summarized as follows:

March 31, 2005
Accrual at beginning of period	$196,890
Additions charged to warranty expense	21,000
Claims paid and expiring warranties	(33,429)
Accrual at end of period	$184,461

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable (the “SAB 104 Criteria”). At times, units are shipped but revenue is not recognized until all of the criteria have been met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.

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

Until the fourth quarter of 2004, unused treatments had been based upon an estimate that at the end of each accounting period, 15 unused treatments existed at each laser location. This was based upon the reasoning that the Company generally sells treatments in packages of 30 treatments. Fifteen treatments generally represents about one-half the purchased quantity by a physician or approximately a one-week supply for 6-8 patients. This policy had been used on a consistent basis. The Company believed this approach to have been reasonable and systematic given that: physicians have little motivation to purchase quantities (which they are obligated to pay for irrespective of actual use and are unable to seek a credit or refund for unused treatments) that will not be used in a relatively short period of time, particularly since in most cases they can obtain incremental treatments instantaneously over the phone; and senior management regularly reviews purchase patterns by physicians to identify unusual buildup of unused treatment codes at a laser site. Moreover, the Company continually looks at its estimation model based upon data received from our customers.

In the fourth quarter of 2004, the Company updated the calculations for the estimated amount of unused treatments to reflect recent purchasing patterns by physicians near year-end. The Company has estimated the amount of unused treatments at December 31, 2004 to include all sales of treatment codes made within the last two weeks of the period. Management believes this approach more closely approximates the actual amount of unused treatments that existed at that date than the previous approach. Accounting Principles Board (“APB”) Opinion No. 20 provides that accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained and that the effect of the change in accounting estimate should be accounted for in the current period and the future periods that it affects. The Company accounted for this change in the estimate of unused treatments in accordance with APB No. 20 and SFAS No. 48. Accordingly, the Company’s change in accounting estimate was reported in revenues for the fourth quarter of 2004, and was not accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

The Company has continued this approach or method for estimating the amount of unused treatments at March 31, 2005. Under the current method of estimation, the amount of unused treatments at March 31, 2005 is estimated to approximate $442,000. Had the prior method of estimation been used to calculate unused treatments at March 31, 2005, the amount of unused treatments would have approximated $187,000. Due to the change in approach, XTRAC domestic revenues were thus reduced by an additional $255,000 for the quarter ended March 31, 2005.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. The Company must estimate the extent to which a physician participating in the program has been reimbursed. For the three months ended March 31, 2005, the Company recognized revenues of $19,150, net from previously deferred revenues under this program as all the criteria for revenue recognition were met.

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

•
Upon denial by the insurance company (generally within 30 days of filing the claim), a standard insurance form called an EOB (“Explanation of Benefits”) must be submitted to the Company’s in-house appeals group, who will then prosecute the appeal. The appeal process can take 6-9 months;

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

Historically, the Company estimated this contingent liability for potential refund by estimating when the physician was paid for the insurance claim. In the absence of a two-year historical trend and a large pool of homogeneous transactions to reliably predict the estimated claims for refund as required by Staff Accounting Bulletin Nos. 101 and 104, the Company previously deferred revenue recognition of 100% of the current quarter revenues from the program to allow for the actual denied claims to be identified after processing with the insurance companies. After more than 91,000 treatments in the last two years and detailed record keeping of denied insurance claims and appeals processed, the Company can reliably estimate that approximately 11% of a current quarter’s revenues under this program are subject to being credited or refunded to the physician.

As of December 31, 2004, the Company updated its estimation procedure to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate and we have recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB No. 20. These requirements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

Due to this updated approach in estimates, XTRAC domestic revenues were reduced by $102,000 for the quarter ended March 31, 2005 as compared to the prior method of estimation.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to decrease revenues by approximately $357,000 for the quarter ended March 31, 2005.

Through its surgical businesses, the Company generates revenues primarily from two channels. The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories; the second is through per-procedure surgical services. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors, when the following SAB 104 Criteria have been met.

For per-procedure surgical services, the Company recognizes revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Through its acquisition of ProCyte, the Company generates revenues primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales of the copper peptide compound, primarily to Neutrogena; and the third is through royalties generated by our licenses, principally to Neutrogena. The Company recognizes revenues on the products and copper peptide compound when they are shipped. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 8,249,605 and 8,671,340 as of March 31, 2005 and 2004, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

Fair Value of Financial Instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair value of notes payable is based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair value of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is equal to its fair value due to the short-term nature of these instruments.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2005, no such impairment existed.

Stock Options
The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under the provisions of SFAS No. 123 (revised 2004), “Share Based Payment,” the Company will, starting January 1, 2006, discontinue intrinsic-value-based accounting and recognize compensation expense for stock options under the fair-value-based accounting.

Options that were assumed from ProCyte and that were unvested as of March 18, 2005 were re-measured as of March 18, 2005 under intrinsic-value-based accounting. Unearned compensation of $132,081 was recorded and will be amortized over the remaining vesting period, which is an average of two years.

Had stock compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro-forma amounts:

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	($ 1,128,112)	($ 1,363,082)
Less: stock-based employee compensation expense included in reported net loss	4,199	1,620
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	(278,872)	(444,720)
Pro-forma	($ 1,402,785)	($ 1,806,182)
Net loss per share:
As reported	($ 0.03)	($ 0.04)
Pro-forma	($0.03)	($ 0.05)

The above pro-forma amounts may not be indicative of future pro-forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the three-month periods:

	For the Three Months Ended March 31,
	2005	2004
Risk-free interest rate	4.02%	3.07%
Volatility	98.27%	99.9%
Expected dividend yield	0%	0%
Expected option life	5 years	5 years

Supplemental Cash Flow Information
During the three months ended March 31, 2005, the Company financed insurance policies through notes payable for $327,604 and financed vehicle purchases of $30,205 under capital leases. In connection with the purchase of ProCyte in March 2005, the Company issued 10,540,579 shares of common stock and assumed options of 1,354,973 shares of common stock (see Note 2).

During the three months ended March 31, 2004, the Company financed an insurance policy through a note payable for $126,881.

For the three months ended March 31, 2005 and 2004, the Company paid interest of $83,329 and $20,307, respectively. Income taxes paid in the three months ended March 31, 2005 and 2004 were immaterial.

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro-forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro-forma disclosures in accordance with the provisions of SFAS No. 123.

The Company plans to adopt SFAS No. 123(R) on January 1, 2006. The Company has not completed the calculation of the impact of applying SFAS No. 123(R). The Company currently accounts for share-based payments to its employees using the intrinsic value method; consequently the results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which is an amendment to APB Opinion No. 29. It states that the exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management believes the adoption of this Statement will not have a material effect on the consolidated financial statements.

On November 24, 2004, FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

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

Note 2
Acquisitions:

ProCyte Transaction
ProCyte is a Washington corporation organized in 1986. ProCyte is a medical skin care company that develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies. ProCyte’s focus since 1996 has been to bring unique products, primarily based upon patented technologies such as GHK and AHK copper peptide technologies, to selected markets. ProCyte currently sells its products directly to the dermatology, plastic and cosmetic surgery and spa markets. The Company has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

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

The aggregate purchase price was $27,160,293 and was paid through the issuance of 10,540,579 shares of common stock valued at $2.29 per share, the assumption of 1,354,973 common stock options valued at $2,033,132, net of deferred compensation of $132,081, and the incurrence of $989,235 of transaction costs. The merger consideration resulted in the equivalent of a fixed ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. As the exchange ratio was fixed, the fair value of PhotoMedex common stock for accounting purposes was based upon a five-day average stock price of $2.29 per share. The five-day average included the closing prices on the date of the planned merger announcement and the two days prior and afterwards.

Based on the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$6,272,540
Accounts receivable	1,137,413
Inventories	2,845,698
Prepaid expenses and other current assets	187,117
Property and equipment	340,531
Patents and licensed technologies	200,000
Other intangibles	5,200,000
Other assets	38,277
Total assets acquired	16,221,576

Accounts payable	(605,520)
Accrued compensation and related expenses	(158,610)
Other accrued liabilities	(1,143,761)
Deferred revenues	(95,436)
Other liabilities	(52,883)
Total liabilities assumed	(2,056,210)

Net assets acquired	$14,165,366

The purchase price exceeded the fair value of the net assets acquired by $12,994,927, resulting in goodwill in the same amount.

The accompanying consolidated financial statements include revenues and expenses related to the acquisition only for the nine business days from March 19, 2005, and do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. Following are the Company’s unaudited pro-forma results for the quarters ended March 31, 2005 and 2004, assuming the acquisition had occurred on January 1, 2004.

	Three Months Ended March 31,
	2005	2004
Net revenues	$7,952,894	$7,244,990
Net loss	(1,230,164)	(1,503,302)
Basic and diluted loss per share	(0.02)	(0.03)
Shares used in calculating basic and diluted loss per share	50,656,883	48,313,880

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2004, or of future results of operations.

Stern Laser Transaction
On September 7, 2004, the Company closed the transactions set forth in a Master Asset Purchase Agreement, or the Master Agreement, with Stern Laser srl (“Stern”). As of March 31, 2005, the Company has issued to Stern 113,877 shares of its restricted common stock in connection with the execution of the Master Agreement. The Company also agreed to pay Stern up to an additional $1,150,000 based on the achievement of certain remaining milestones relating to the development and commercialization of certain licensed technology and the licensed products which may be developed under such arrangement and may have certain other obligations to Stern under these arrangements. The Company retains the right to pay all of these conditional sums in cash or in shares of its common stock, in its discretion. To secure the latter alternative, the Company has reserved for issuance, and placed into escrow, 586,123 shares of its unregistered stock. The per-share price of any future issued shares will be based on the closing price of the Company’s common stock during the 10 trading days ending on the achievement of a particular milestone under the terms of the Master Agreement. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000.

The Company assigned $340,569 as the fair value of the license it acquired from Stern. Amortization of this intangible is on a straight-line basis over 10 years, which began in January 2005. As Stern completes further milestones under the Master Agreement, the Company expects to increase the carrying value of the license.

Note 3
Inventories:

Set forth below is a detailed listing of inventories.

	March 31, 2005	December 31, 2004
Raw materials and work in progress	$4,581,599	$2,968,728
Finished goods	3,600,274	1,616,903
Total inventories	$8,181,873	$4,585,631

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $34,080 and $84,000 as of March 31, 2005 and December 31, 2004, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the criteria of Staff Accounting Bulletin No. 104 have been met.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	March 31, 2005	December 31, 2004
Lasers in service	$10,068,293	$9,333,591
Computer hardware and software	393,266	256,340
Furniture and fixtures	304,884	239,520
Machinery and equipment	714,310	522,643
Autos and trucks	412,932	400,570
Leasehold improvements	110,441	110,441
	12,004,126	10,863,105
Accumulated depreciation and amortization	(6,276,213)	(5,866,417)
Property and equipment, net	$5,727,913	$4,996,688

Depreciation expense was $436,994 and $449,737 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004, net property and equipment included $694,038 and $666,326, respectively, of assets recorded under capitalized lease arrangements, of which $525,322 and $565,245 was included in long-term debt at March 31, 2005 and December 31, 2004, respectively (see Note 9).

Note 5

Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies.

	March 31, 2005	December 31, 2004
Patents, owned and licensed, at gross costs of $409,780 and $403,023, net of accumulated amortization of $166,747 and $155,522 respectively	$243,033	$247,501
Other licensed or developed technologies, at gross costs of $1,377,569 and $1,177,568, net of accumulated amortization of $540,439 and $495,635 respectively	837,131	681,933
	$1,080,164	$929,434

Related amortization expense was $56,028 and $44,008 for the three months ended March 31, 2005 and 2004, respectively. Included in other licensed and developed technologies is $200,000 in Developed Technologies acquired from ProCyte.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values.

March 31, 2005
Neutrogena Agreement, at gross costs of $2,400,000 net of accumulated amortization of $17,250.	$2,382,750
Customer Relationships, at gross costs of $1,700,000 net of accumulated amortization of $12,000.	1,688,000
Tradename, at gross costs of $1,100,000 net of accumulated amortization of $4,125.	1,095,875
$5,166,625

Related amortization expense was $33,375 for the three months ended March 31, 2005. Under the Neutrogena Agreement, the Company has licensed to Neutrogena rights to its copper peptide technology and for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships which ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	March 31, 2005	December 31, 2004
Accrued warranty	$184,461	$196,890
Accrued liability from matured notes	245,849	245,849
Accrued professional and consulting fees	376,141	412,019
Accrued sales taxes	131,678	61,142
Other accrued expenses	197,300	8,154
Total other accrued liabilities	$1,135,429	$924,054

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT’s subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of March 31, 2005 and December 31, 2004, the matured principal and related interest was $245,849.

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	March 31, 2005	December 31, 2004
Note payable - secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	$45,675	$51,489

Note payable - unsecured creditor, interest at 5.75%, payable in monthly principal and interest installments of $44,902 through January 2005.	-	44,902

Note payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $21,935 through November 2005	170,694	-

Note payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $15,600 through November 2005	121,399	-
	337,768	96,391
Less: current maturities	(317,880)	(69,655)
Notes payable, net of current maturities	$19,888	$26,736

Note 9
Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt.

	March 31, 2005	December 31, 2004
Borrowings on credit facility	$1,536,682	$1,680,627
Capital lease obligations (see Note 4)	525,322	565,246
Less: current portion	(886,813)	(873,754)
Total long-term debt	$1,175,191	$1,372,119

The Company obtained a $2,500,000 leasing credit facility from GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. The Company accounts for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as a form of security over the lasers. The Company continues to depreciate the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field. The draw is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each draw is discounted by 7.75%; the first monthly payment is applied directly to principal. With each draw, the Company has agreed to issue warrants to purchase shares of the Company’s common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw.

As of March 31, 2005, the Company had made three draws against the line.

	Draw 1	Draw 2	Draw 3
Date of draw	June 30, 2004	September 24, 2004	December 30, 2004
Amount of draw	$1,536,950	$320,000	$153,172
Stated interest rate	8.47%	7.97%	8.43%
Effective interest rate	17.79%	17.14%	17.61%
Number of warrants issued	23,903	6,656	3,102
Exercise price of warrants per share	$3.54	$2.64	$2.73
Fair value of warrants	$62,032	$13,489	$5,946

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

The Company is negotiating with GE Capital Corporation to open a second line of leasing credit for an additional $5,000,000. However the Company cannot assure you that it will be successful in concluding this second line

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank. The credit facility had a commitment term of four years, which expired May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT’s business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT’s cash and cash equivalents and short-term investments. The bank agreed to allow the Company to apply the cash collateral to a paydown of the facility in 2003. The credit facility had an interest rate of the 30-day LIBOR plus 2.25%.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

Note 10
Warrant Exercises:

In the three months ended March 31, 2005, the Company received $147,060 from the exercise of 73,530 warrants. The warrants were issued in connection with a private placement of securities in June 2002 and bore an exercise price of $2.00.

In the three months ended March 31, 2004, 460,182 warrants on the common stock of the Company were exercised, resulting in an increase to the Company’s shares outstanding as of the end of the period by the same amount. Most of these warrants were exercisable at $1.77 per share and were set to expire on March 31, 2004. The Company received $746,735 in cash proceeds from the exercises and $67,496 in subscriptions receivable that were paid after the end of the period.

Note 11
Business Segment and Geographic Data:

Segments are distinguished primarily by the organization of our management structure. Industry considerations and the business model used to generate revenues also influence distinctions. The Domestic XTRAC segment is a procedure-based business model used to date only in the United States with revenues derived from procedures performed by dermatologists. The International XTRAC segment presently generates revenues from the sale of equipment to dermatologists through a network of distributors outside the United States. The Surgical Services segment generates revenues by providing fee-based procedures generally using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by royalties on licenses for the patented copper peptide compound. For the three months ended March 31, 2005 and 2004, the Company did not have material net revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that is carried at $2,944,423 at March 31, 2005 and December 31, 2004 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $12,994,927 at March 31, 2005 from the ProCyte acquisition has been allocated to the Skin Care (ProCyte) segment.

	Three Months Ended March 31, 2005
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$634,018	$288,202	$2,070,650	$1,367,161	$623,301	$4,983,332
Costs of revenues	403,181	159,596	1,315,460	528,174	225,957	2,632,368
Gross profit	230,837	128,606	755,190	838,987	397,344	2,350,964

Allocated Operating expenses:
Selling, general and administrative	530,988	61,033	291,116	158,152	356,802	1,398,091
Engineering and product development	-	-	-	173,174	13,797	186,971

Unallocated Operating expenses	-	-	-	-	-	1,822,885
	530,988	61,033	291,116	331,326	370,599	3,407,947
Income (loss) from operations	(300,151)	67,573	464,074	507,661	26,745	(1,056,983)

Interest expense (income), net	-	-	-	-	(4,079)	71,129

Net income (loss)	($300,151)	$67,573	$464,074	$507,661	$30,824	($1,128,112)

	Three Months Ended March 31, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$550,601	$580,744	$1,639,604	$1,254,281	-	$4,025,230
Costs of revenues	486,286	370,380	1,138,910	498,490	-	2,494,066
Gross profit	64,315	210,364	500,694	755,791	-	1,531,164

Allocated Operating expenses:
Selling, general and administrative	500,740	128,101	325,991	124,454	-	1,079,286
Engineering and product development	162,794	101,911	-	151,245	-	415,950

Unallocated Operating expenses	-	-	-	-	-	1,391,138
	663,534	230,012	325,991	275,699	-	2,886,374
Income (loss) from operations	(599,219)	(19,648)	174,703	480,092	-	(1,355,210)

Interest expense, net	-	-	-	-	-	7,872

Net income (loss)	($599,219)	($19,648)	$174,703	$480,092	-	($1,363,082)

	March 31, 2005	December 31, 2004
Assets:
Total assets for reportable segments	$46,848,581	$18,547,510
Other unallocated assets	2,349,842	4,414,416
Consolidated total	$49,198,423	$22,961,926

For the three months ended March 31, 2005 and 2004, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	For the Three Months Ended March 31,
	2005	2004
Domestic	$4,465,666	$3,269,746
Foreign	517,666	755,484
	$4,983,332	$4,025,230

Note 12
Significant Alliances/Agreements:

As of March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co. Inc. Under this Agreement, GlobalMed will act as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser, including the Ultra™ excimer laser, as well as for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004 and is discussed with respect to risks relevant to the acquisition and business operations of ProCyte Corporation under the section entitled “Risks Factors” in Pre-Effective Amendment No. 1 to our Registration Statement No. 333-121864 on Form S-4 filed with the Commission on January 21, 2005.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

We presently view our business as comprised of five business segments:

•	Domestic XTRAC,

•	International XTRAC,

•	Surgical Services,

•	Surgical Products, and

•	Skin Care (ProCyte).

These segments are distinguished primarily by the organization of our management structure. Distinctions are also influenced by industry considerations and the business model used to generate revenues.

•	The Domestic XTRAC segment is a procedure-based business model used only in the United States with revenues derived from procedures performed by dermatologists.

•	The International XTRAC segment presently generates revenues from the sale of equipment to dermatologists through a network of distributors outside the United States.

•
The Surgical Services segment generates revenues by providing fee-based procedures generally using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States.

•	The Surgical Products segment generates revenues by selling (but not as fee-per-procedure) laser products and disposables to hospitals and surgery centers on both a domestic and international basis.

•
The Skin Care (ProCyte) segment generates revenues by selling skincare products, by selling bulk copper peptide compound, and by royalties on our licenses to both the domestic and international markets.

Domestic XTRAC

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

As part of our commercialization strategy in the United States, we are providing the XTRAC system to targeted dermatologists at no initial capital cost to them. We maintain ownership of the laser and earn revenue each time the physician treats a patient with the equipment. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will increase market penetration. This strategy has and will continue to require us to identify and target appropriate dermatologists and to balance the planned roll-out of our XTRAC lasers during 2005 against uncertainties in acceptance by physicians, patients and health plans and the constraints on the number of XTRAC systems we are able to provide. Our marketing force has limited experience in dealing with such challenges. We also expect that we will face increasing competition as more private insurance plans adopt favorable policies for reimbursement for treatment of psoriasis.

Starting in March 2003, we had introduced a more reliable version of the XTRAC and, based on the establishment of CPT codes by the AMA and reimbursement rates from the CMS, we began efforts to secure such favorable policies. To persuade such plans to adopt favorable policies, we also commissioned a clinical and economic study of the use of the XTRAC laser as a second-step therapy for psoriasis. In December 2003, we deployed the findings of the study through a Data Compendium and mailed a copy of the Data Compendium to a number of medical insurance plans in our ongoing marketing efforts to secure favorable reimbursement policies.

Our primary focus in 2004 was to secure from private health plans favorable reimbursement policies for treatment of psoriasis using the XTRAC® excimer laser. We therefore expanded our deployment of the study. From feedback we have received from the medical insurers to the Data Compendium, we anticipate that the study, coupled with our other marketing efforts, will succeed in gaining a place on the agenda of private plans as they consider their coverage and reimbursement policies. By the first quarter of 2005 we received approval from four significant plans, Regence, Wellpoint, Aetna, and Anthem, and we are under consideration by other plans. We cannot at this time provide assurance that other plans will adopt the favorable policies that we desire, and if they do not, what further requirements may be asked of us

In October 2004, we received from the FDA concurrence under a 510(k) to market the new XTRAC Ultra™, a smaller-size dermatology laser with increased functionality for inflammatory skin disorders. The increased functionality will allow shorter treatment times. We introduced this product at the American Academy of Dermatology trade show on February 19-21, 2005 in New Orleans.

In 2005, we intend to continue our efforts on securing a wider base of private insurance coverage for psoriasis patients in the United States. In addition, we intend to expand our selling efforts for the XTRAC in combination with the increased dermatology sales force obtained in connection with the ProCyte merger. We have integrated and cross-trained the sales force and reorganized it to be able to increase the XTRAC installed base and the procedures performed in that base.

International XTRAC

Our revenues from International XTRAC sales provided needed working capital in 2004 and have continued to do so in 2005. Unlike the domestic market, we derive revenues from the XTRAC in the international market by selling the dermatology laser system to distributors, or in certain countries, directly to physicians. We have benefited in the international market from our clinical studies and the physician researchers involved in such studies. Due to the revenue model used overseas, the international XTRAC operations are more widely influenced by competition from similar laser technologies from other manufacturers and non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our XTRAC products. While the average price per laser system and parts was relatively equal for the three months ended March 31, 2005 ($57,640) as in the same period for 2004 ($58,074), the number of lasers sold was less in the 2005 period (5) than in the 2004 period (10). In addition, of the 10 lasers recognized in the three months ended March 31, 2004, four of those lasers had been shipped in 2003, but not recognized as sales due to the application of the recognition criteria of Staff Accounting Bulletin No. 104. The XTRAC laser sales vary from quarter to quarter. We have also benefited in 2004 and into 2005 from the improved reliability and functionality of the XTRAC.

Due to the financial resources required, we were reluctant in 2004 to implement an international XTRAC fee-per-use revenue model, similar to the domestic revenue model, but as reimbursement in the domestic market has become more widespread, we have recently begun to implement a pilot version of this model overseas.

In 2005, we also expect to expand our product offerings to our international customers as a result of our recent acquisition of worldwide rights to certain proprietary technology from Stern. The technology is expected to expand our product offerings in the treatment of dermatological conditions. We expect that the introduction of the technology based on these newly acquired rights could be made by the second half of 2005.

Surgical Services

We experienced revenue growth in Surgical Services in 2004 and are experiencing continued growth in 2005. Our plan in 2004 was to grow in a controlled fashion such that capital expenditures necessary for that growth would come from these operations. Although we intend to increase our investment in this business segment for 2005, we will continue to be very deliberate and controlled with capital expenditures to grow this business. In this manner, we intend to conserve our cash resources for the XTRAC business segments.

We have growing, but still limited marketing experience in expanding our surgical services business. The preponderance of this business is in the southeastern part of the United States. New procedures and geographies, together with new customers and different business habits and networks, will likely pose different challenges than the ones we have encountered in the past. There can be no assurance that our experience will be sufficient to overcome such challenges.

Surgical Products

Although the surgical product revenues increased by $112,880 in the three months ended March 31, 2005 when compared to the same period in 2004, we expect that the surgical laser systems and the related disposable base may erode over time, as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek an offset to this erosion through expanding our surgical services segment. There was an increase in surgical laser sales, but such sales vary from quarter to quarter. With the introduction of the CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset any decline in laser sales and have a further offset to the erosion of disposables revenues.

In the second quarter 2004, we received from the FDA concurrence under a 510(k) to market two new surgical lasers: the LaserPro® Diode Laser System and the LaserPro® CO2 Laser System. Each system has been designed for rugged use in our Surgical Services business. Each system will also complement the Surgical Products business in assisting the Company in finding end-user buyers domestically and overseas. We are also actively exploring opportunities for supplying the lasers on an OEM basis or under manufacturing-marketing collaborations.

Furthermore, in July 2004, we entered into a development agreement with AzurTec, Inc. AzurTec is a development-stage company based outside Philadelphia. AzurTec’s product in development is a device that seeks to rapidly and accurately detect the presence of cancerous cells in excised tissue. AzurTec’s target customers are generally the dermatologist and particularly the MOHS surgeon. We intend to assist in the development of FDA-compliant prototypes for AzurTec’s product. We have collected payments under the agreement aggregating $240,000 through March 31, 2005. In the three months ended March 31, 2005, we recognized $124,000 in other revenue under this agreement, but we have suspended recognition of $59,730 in revenues due to the uncertainty of collection. Continuing development of this project requires additional investment by AzurTec. We will resume development once this investment has been satisfied.

Skin Care (ProCyte)

On March 18, 2005, we completed the acquisition of ProCyte Corporation. We acquired three revenue streams: one from the sale of skin health, hair care and wound care products; the second from the sale of copper peptide compound in bulk; and the third from royalties on license for the patented copper peptide compound.

The operating results of ProCyte for the three months ended March 31, 2005 include activity from ProCyte from March 19, 2005 through March 31, 2005. Also as a result of purchase accounting rules, the operating results of ProCyte for prior periods are not included in the statement of operations for these prior periods. Proforma operating results are disclosed as part of Note 2, Acquisitions to the financial statements. See also Item 5. Other Information for further information regarding the acquisition.

We accounted for the acquisition of ProCyte as a purchase by us under generally accepted accounting principles. We allocated the purchase price based on the fair value of ProCyte's acquired assets and assumed liabilities. We consolidated the operating results of ProCyte with our own operating results, beginning as of the date the parties completed the merger. The allocation of the purchase price was as follows: $8,765,366 of acquired assets, net of assumed liabilities, $5,400,000 of other acquired intangibles and $12,994,927 of goodwill.

ProCyte has been in operation since 1986. ProCyte is a medical skin care company that develops, manufactures and markets products for skin health, hair care and wound care. Many of the Company’s products incorporate its patented copper peptide technologies.

ProCyte’s focus has been to bring unique products, primarily based upon patented technologies such as GHK and AHK copper peptide technologies, to selected markets. ProCyte currently sells its products directly to the dermatology, plastic and cosmetic surgery and spa markets. ProCyte has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

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

Our goals from this acquisition are summarized below:

ProCyte's presence in the skin health and hair care products market will present a growth opportunity for PhotoMedex to market its existing products;

the addition of ProCyte's sales and marketing personnel will enhance our ability to market the XTRAC excimer laser;

the addition of ProCyte's operations and existing cash balances will enhance PhotoMedex's operating results and balance sheet;

the combination of the senior management of ProCyte and PhotoMedex will allow complementary skills to strengthen the overall management team; and

the combined company may reap short-term cost savings and have the opportunity for additional longer-term cost efficiencies, thus providing additional cash flow for operations.

We have begun to realize each of these goals. However, as we gain a deeper understanding of the dynamics of the Skin Care segment, we expect that we will modify the amount of emphasis and expenditure that are presently devoted to the components of this segment.

ProCyte has 48 employees, consisting of 20 in sales, 13 in marketing, eight in warehouse/ research and development and seven in finance and administration. We are integrating the sales personnel from the Skin Care and the Domestic XTRAC segments under John Clifford, who will be our Executive Vice President for Dermatology. We are also in the process of transferring the finance functions to Montgomeryville, Pennsylvania.

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

Revenue Recognition

XTRAC-Related Operations

We have two distribution channels for our phototherapy treatment equipment. We will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When we sell an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and we have no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable (“SAB 104 Criteria”). At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on our books as inventory. We ship most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.

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

The calculation of unused treatments has historically been based upon an estimate that at the end of each accounting period, 15 unused treatments existed at each laser location. This was based upon the reasoning that we generally sell treatments in packages of 30 treatments. Fifteen treatments generally represents about one-half the purchase quantity by a physician or approximately a one-week supply for 6-8 patients. This policy had been used on a consistent basis. We believed this approach to have been reasonable and systematic given that: (a) physicians have little motivation to purchase quantities (which they are obligated to pay for irrespective of actual use and are unable to seek a refund for unused treatments) that will not be used in a relatively short period of time, particularly since in most cases they can obtain incremental treatments instantaneously over the phone; and (b) senior management regularly reviews purchase patterns by physicians to identify unusual buildup of unused treatment codes at a laser site. Moreover, we continually look at our estimation model based upon data received from our customers.

In the fourth quarter of 2004, we updated the calculations for the estimated amount of unused treatments to reflect recent purchasing patterns by physicians near year-end. We have estimated the amount of unused treatments at December 31, 2004 to include all sales of treatment codes made within the last two weeks of the period. We believe this approach more closely approximates the actual amount of unused treatments that existed at that date than the previous approach. APB No. 20 provides that accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained and that the effect of the change in accounting estimate should be accounted for in the current period and the future periods that it affects. We accounted for this change in the estimate of unused treatments in accordance with APB No. 20 and SFAS No. 48. Accordingly, our change in accounting estimate was reported in revenues for the fourth quarter of 2004 and was not accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

We have continued this approach or method for estimating the amount of unused treatments at March 31, 2005. Under the current method of estimation, the amount of unused treatments at March 31, 2005 is estimated to approximate $442,000. Had the prior method of estimation been used to calculate unused treatments at March 31, 2005, the amount of unused treatments would have approximated $187,000. Due to this approach, XTRAC domestic revenues were thus reduced by an additional $255,000 for the quarter ended March 31, 2005.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. In the three months ended March 31, 2005, we recognized $19,150 of revenues net of deferrals under this program. At March 31, 2005, we had net deferred revenues of $121,807 under this program.

Under this program, we may reimburse qualifying doctors for the cost of our fee but only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

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

•
Upon denial by the insurance company (generally within 30 days of filing the claim), a standard insurance form called an EOB (“Explanation of Benefits”) must be submitted to our in-house appeals group, who will then prosecute the appeal. The appeal process can take 6-9 months;

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

Historically, we estimated a contingent liability for potential refunds under this program by estimating when the physician was paid for the insurance claim. In the absence of a two-year historical trend and a large pool of homogeneous transactions to reliably predict the estimated claims for refund as required by Staff Accounting Bulletin Nos. 101 and 104, we previously deferred revenue recognition of 100% of the current quarter revenues from the program to allow for the actual denied claims to be identified after processing with the insurance companies. After more than 91,000 treatments in the last 2 years and detailed record keeping of denied insurance claims and appeals processed, we have estimated that approximately 11% of a current quarter’s revenues under this program are subject to being credited or refunded to the physician.

As of December 31, 2004, we updated our analysis to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate, and we recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB No. 20. These pronouncements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

Due to this updated approach in estimates, XTRAC domestic revenues were reduced by $102,000 for the quarter ended March 31, 2005 as compared to the prior method of estimation.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to decrease revenues by approximately $357,000 for the quarter ended March 31, 2005.

Surgical Products and Service Operations

Through our surgical businesses, we generate revenues primarily from two channels:

•	The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories.

•	The second is through per-procedure surgical services.

We recognize revenues from surgical lasers and other product sales, including sales to distributors, when the SAB 104 criteria have been met. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on our books of as inventory. We ship most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers.

For per-procedure surgical services, we recognize revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Skin Care Operations

Through the acquisition of ProCyte, we generate revenues primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales of the copper peptide compound, primarily to Neutrogena; and the third is through royalties generated by our licenses, principally to Neutrogena. We recognize revenues on the products and copper peptide compound when they are shipped. We ship the products FOB shipping point. Royalty revenues is based upon sales generated by our licensees. We recognize royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

Inventory. We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined to be the purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle and therefore is disclosed in conjunction with raw materials. We perform full physical inventory counts for the XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.

Our XTRAC laser will either (i) be sold to distributors or physicians directly or (ii) be placed in a physician's office and remain our property. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the criteria of Staff Accounting Bulletin No. 104 have been met, and until that time, the unit is carried on our books as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full. Until this time, the cost of these shipments continues to be recorded as finished goods inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables related to phototherapy sales are due from various distributors located outside of the United States and from physicians located inside the United States. The majority of receivables related to surgical services, surgical products and skin care products are due from various customers and distributors located inside the United States. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors.

Property and Equipment. As of March 31, 2005 and December 31, 2004, we had net property and equipment of $5,727,913 and $4,996,688, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians’ use of the lasers. We believe that such usage will increase in the future based on the approved CPT codes, recent approvals of private health plans of our XTRAC procedure and expected increases in insurance reimbursement. XTRAC lasers-in-service are depreciated on a straight-line basis over the estimated useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence.

Intangibles. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgment regarding the existence of impairment indicators is based on various factors, including market conditions and operational performance of its business. As of March 31, 2005 and December 31, 2004, we had $22,186,139 and $3,873,857, respectively, of goodwill and other intangibles, accounting for 45% and 17% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill. There has been no change to the carrying value of goodwill that is allocated to the XTRAC domestic segment and the XTRAC international segment in the amounts of $2,061,096 and $883,327, respectively. The allocation of goodwill to each segment was based upon the relative fair values of the two segments as of August 2000, when we bought out the minority interest in Acculase and thus recognized the goodwill. In connection with the acquisition of ProCyte on March 18, 2005, we acquired certain intangibles recorded at fair value as of the date of acquisition and allocated fully to Skin Care (ProCyte) segment. Included in these acquired intangibles were the following:

ProCyte Neutrogena Agreement	$2,400,000
ProCyte Customer Relationships	1,700,000
ProCyte Tradename	1,100,000
ProCyte Developed Technologies	200,000
Goodwill	12,994,927
Total	$18,394,927

Deferred Income Taxes. We have a deferred tax asset that is fully reserved by a valuation account. We have not recognized the deferred tax asset, given our historical losses and the lack of certainty of future taxable income. However, if and when we become profitable and can reasonably foresee continuing profitability, then under SFAS No. 109 we may recognize some of the deferred tax asset. The recognized portion may go in some measure to a reduction of acquired goodwill and in some measure to benefit the statements of operations.

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

Results of Operations

Revenues

We generated revenues of $4,983,322 during the three months ended March 31, 2005, of which $3,437,811 was from the surgical laser products and services operations and $623,301 was from the ProCyte operations. The balance of revenues was from phototherapy products and services, including $288,202 from XTRAC international sales of excimer systems and parts and $634,018 from domestic XTRAC procedures. We generated revenues of $4,025,230 during the three months ended March 31, 2004, of which $2,893,885 were from the surgical product and services operations. The balance of revenues was from phototherapy products and services, including $580,744 from XTRAC international sales of excimer systems and parts and $550,601 from domestic XTRAC procedures.

The following table illustrates revenues from our five business segments for the periods listed below:

	For the Three Months Ended March 31,
	2005	2004
XTRAC Domestic Services	$634,018	$550,601
XTRAC International Products	288,202	580,744
Total XTRAC Revenues	$922,220	$1,131,345

Surgical Services	$2,070,650	$1,639,604
Surgical Products	1,367,161	1,254,281
Total Surgical Products	$3,437,811	$2,893,885

Skin Care (ProCyte) Revenues	$623,301	-

Total Revenues	$4,983,332	$4,025,230

Domestic XTRAC Segment

Recognized revenue for the three months ended March 31, 2005 and 2004 for domestic XTRAC procedures was $634,018 and $550,601, respectively. Total XTRAC procedures for the same periods were approximately 12,400 and 10,700, respectively, of which 1,114 and 1,090 procedures, respectively, were performed by customers without billing from us. These procedures were performed in connection with customer evaluations of the XTRAC laser, as well as for clinical research. The ramp in procedures in the periods ended March 31, 2005 was related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of the CPT codes with comparable rates by private healthcare insurers.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. Applying the requirements of Staff Accounting Bulletin No. 104 to the program, we recognize service revenue during the program from the sale of XTRAC procedures, or equivalent treatment codes, to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended March 31, 2005, we recognized revenues of $19,150 from revenues (288 procedures), net, which had been previously deferred under this program but which could be recognized as revenue for the period as all the criteria for revenue recognition had been met. For the three months ended March 31, 2004, we deferred revenues of $143,271, (2,039 procedures) net, under this program.

In the first quarter of 2005, recognized revenues for the domestic XTRAC segment decreased by approximately $102,000 due to a change in accounting estimate for potential credits or refunds under the reimbursement program. In addition, we experienced a decrease of approximately $255,000 in revenue due to a change in accounting estimate for unused physician treatments that existed at March 31, 2005. The net effect of these two changes in accounting estimates, as detailed in our revenue recognition policy, was to increase revenue for this segment for the quarter ended March 31, 2005 by approximately $357,000.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	For the Three Months Ended March 31,
	2005	2004
Recognized revenue	$634,018	$550,601
Change in deferred program revenue	(19,150)	143,271
Change in deferred unused treatments	135,500	(18,550)
Net billed revenue	$750,368	$675,322
Procedure volume total	12,418	10,700
Less: Non-billed procedures	1,114	1,090
Net billed procedures	11,304	9,610
Avg. price of treatments sold	$66.38	$70.27
Change in procedures with deferred/(recognized) program revenue, net	(288)	2,039
Change in procedures with deferred/(recognized) unused treatments, net	2,041	(264)

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

International XTRAC Segment

International XTRAC sales of our excimer laser system and related parts were $288,202 for the three months ended March 31, 2005 compared to $580,744 for the three months ended March 31, 2004. We sold five laser systems in the three months ended March 31, 2005 compared to 10 laser systems in the three months ended March 31, 2004. The international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our excimer products. In addition, of the 10 lasers recognized in the three months ended March 31, 2004, four of those lasers had been shipped in 2003, but not recognized as sales due to the application of the recognition criteria of Staff Accounting Bulletin No. 104.

The following table illustrates the key changes in the International XTRAC segment for the periods reflected below:

	For the Three Months Ended March 31,
	2005	2004
Revenues	$288,202	$580,744
Laser systems sold	5	10
Average revenue per laser	$57,640	$58,074

Surgical Services Segment

In the three months ended March 31, 2005 and 2004, surgical services revenues were $2,070,650 and $1,639,604, respectively. Revenues in surgical services grew for the three months ended March 31, 2005 from 2004 by 26.3%, primarily due to growth in urological procedures performed with laser systems purchased from a third-party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

	For the Three Months Ended March 31,
	2005	2004
Revenues	$2,070,650	$1,639,604
Percent increase	26.3%
Cost of revenues	1,315,460	1,138,910
Gross profit	$755,190	$500,694
Percent of revenue	36.5%	30.5%

Surgical Products Segment

For the three months ended March 31, 2005 and 2004, surgical products revenues were $1,367,161 and $1,254,281, respectively. Surgical products revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of disposables and fibers are more profitable than laser systems. However, sales of laser systems create recurring sales of laser fibers and laser disposables. We had five sales of surgical laser systems aggregating approximately $254,000 for the three months ended March 31, 2005 compared to three surgical laser system sales aggregating approximately $211,000 for the three months ended March 31, 2004. The decrease in average price per laser was due to the mix of lasers sold. Included in the laser sales for the three months ended March 31, 2005 were sales of a CO2 laser and a diode laser, which have lower sales prices than the other types of lasers. There were no sales of these lasers for the three months ended March 31, 2004, since they were introduced in June 2004. Disposable and fiber sales were relatively level between the comparable three-month periods. The change in the laser sale product mix contributed to a slightly higher margin in the three months ended March 31, 2005 compared to the same period in the prior year.

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

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	For the Three Months Ended March 31,
	2005	2004
Revenues	$1,367,161	$1,254,281
Percent increase	9%
Laser systems sold	5	3
Laser system revenues	$254,000	$211,000
Average revenue per laser	$50,800	$70,333

Skin Care (ProCyte) Segment

For the three months ended March 31, 2005, ProCyte revenues were $623,031. Since ProCyte was acquired on March 18, 2005, there are no corresponding revenues for the three months ended March 31, 2004. ProCyte revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	For the Three Months Ended March 31,
	2005	2004
Product sales	$452,864	$-
Bulk compound sales	156,000	-
Royalties	14,437
Total ProCyte revenues	$623,301	$-

Cost of Revenues

Product cost of revenues for the three months ended March 31, 2005 were $892,964 compared to $832,484 for the three months ended March 31, 2004. Included in these costs were $507,411 and $462,103, related to surgical product revenues, for the three months ended March 31, 2005 and 2004, respectively. Also included in the costs for the three months ended March 31, 2005 were $225,957 related to ProCyte revenues. The remaining product cost of revenues during these periods of $159,596 and $370,381, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

The decrease in the product cost of sales for the three months ended March 31, 2005, was primarily related to a decrease in the unabsorbed manufacturing costs due to the manufacturing efficiencies of our newly designed excimer technology. This decrease was also related to a decrease in product cost of sales for the international XTRAC revenues for the three months ended March 31, 2005.

Services cost of revenues was $1,739,404 and $1,661,582 in the three months ended March 31, 2005 and 2004, respectively. Included in these costs for the same periods were $1,336,223 and $1,175,297, respectively, related to surgical services revenues. The remaining services cost of revenues of $403,181 and $486,285 during the periods ended March 31, 2005 and 2004, respectively, were primarily attributable to manufacturing, depreciation and field service costs on the lasers in service for XTRAC domestic revenues.

The decrease in the service cost of sales, excluding surgical services’ costs, relate to the manufacturing efficiencies and improved reliability of our newly designed excimer technology.

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

Gross Margin Analysis

Gross margin increased to $2,350,964 during the three months ended March 31, 2005 from $1,531,164 during the same period in 2004, or an increase of $819,800. Revenues increased during the three months ended March 31, 2005 to $4,983,332 from $4,025,230 during the same period in 2004, or an increase of $958,102. The cost to produce those revenues increased during the three months ended March 31, 2005 to $2,632,368 from $2,494,066 during the same period in 2004, or an increase of $138,302. Overall gross margin increased for the three months ended March 31, 2005 to 47.2% from 38.0% for the same period in 2004.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	For the Three Months Ended March 31,
	2005	2004
Revenues	$4,983,332	$4,025,230
Percent increase	23.8%
Cost of revenues	2,632,368	2,494,066
Percent increase	5.5%
Gross profit	$2,350,964	$1,531,164
Percent of revenue	47.2%	38.0%

The primary reasons for improvement in gross margin for the three months ended March 31, 2005, compared to the same periods in 2004 were as follows:

•
We increased treatment procedures and lowered field service costs for the XTRAC laser. The increase in procedure volume was a direct result of improving insurance reimbursement. The lower field service costs were a direct result of the planned quality upgrades in 2003 and 2004 for all lasers-in-service.

•	We continued to increase the volume of sales to existing customers and add new customers to our existing base.

•	We benefited from the manufacturing efficiencies due to the newly designed XTRAC Ultra laser, which resulted in less unabsorbed manufacturing costs.

•	We acquired ProCyte on March 18, 2005, so there were nine business days of activity that are reflected in the first quarter of 2005 but none in 2004.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	For the Three Months Ended March 31,
	2005	2004
Revenues	$634,018	$550,601
Percent increase	15.2%
Cost of revenues	403,181	486,286
Percent decrease	(17.1%)
Gross profit	$230,837	$64,315
Percent of revenue	36.4%	11.7%

The most significant improvement for the three months ended March 31, 2005 came from our Domestic XTRAC segment. We increased the gross margin for this segment for the three months ended March 31, 2005 over the comparable periods in 2004 by $166,522, primarily due to increases in revenues and decreases in the costs in the 2005 periods from the comparable 2004 periods. The key factors were as follows:

•
A key driver in increased revenue in this segment is insurance reimbursement. In 2004, we focused on private health insurance plans’ adopting the XTRAC laser therapy for psoriasis as an approved medical procedure. Since March 31, 2004, several major health insurance plans instituted medical policies to pay claims for the XTRAC therapy, including Regence, Wellpoint, Aetna and Anthem.

•	Procedure volume increased 18% from 9,610 to 11,304 billed procedures in the three months ended March 31, 2005 compared to the same period in 2004.

•	Price per procedure was not a meaningful component of the revenue change between the periods.

•
In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue under the program for the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended March 31, 2005, we recognized revenues of $19,150, net, from revenues under the program which had been previously deferred but which could be recognized in the current quarter revenues as all the criteria for revenue recognition were met. For the three months ended March 31, 2004, we deferred revenues of $143,271 under this program.

•
The cost of revenues decreased by $83,105 for the three months ended March 31, 2005. An incremental procedure at a physician’s office does not increase our operating costs associated with that laser. This combined with the improvement in the reliability of the lasers in 2005 and the resulting reduction in unabsorbed manufacturing costs served to reduce costs associated with the domestic segment.

The following table analyzes our gross margin for our International XTRAC segment for the periods reflected below:

XTRAC International Segment	For the Three Months Ended March 31,
	2005	2004
Revenues	$288,202	$580,744
Percent decrease	(50.4%)
Cost of revenues	159,596	370,380
Percent decrease	(56.9%)
Gross profit	$128,606	$210,364
Percent of revenue	44.6%	36.2%

The gross profit for the three months ended March 31, 2005 decreased by $81,758 from the comparable period in 2004. The key factors in this business segment were as follows:

•
We sold five XTRAC laser systems during the three months ended March 31, 2005 and 10 lasers in the comparable period in 2004. In addition, four lasers for a total of $310,000, which had been shipped before the first quarter of 2004 but not recognized as sales due to the application of the recognition criteria of Staff Accounting Bulletin No. 104 were recognized in the first quarter of 2004.

•
The International XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our excimer products. After adjusting the revenue for the three months ended March 31, 2005 for parts sales of approximately $47,000, the average price for lasers sold during this period was approximately $48,000. After adjusting the revenue for the three months ended March 31, 2004 for part sales of approximately $9,000, the average price for lasers sold during this period was approximately $57,000.

•
Although the individual standard cost per unit was relatively level between the comparable periods, increased production levels served to reduce the average cost per laser produced. The difference between standard manufacturing costs and total cost of goods sold represents unabsorbed overhead costs charged to cost of goods sold in the period of the sale.

The following table analyzes our gross margin for our Surgical Services segment for the periods reflected below:

Surgical Services Segment	For the Three Months Ended March 31,
	2005	2004
Revenues	$2,070,650	$1,639,604
Percent increase	26.3%
Cost of revenues	1,315,460	1,138,910
Percent increase	15.5%
Gross profit	$755,190	$500,694
Percent of revenue	36.5%	30.5%

Gross margin in the Surgical Services segment for the three months ended March 31, 2005 increased by $254,496, from the comparable period in 2004. The key factors impacting gross margin for the Surgical Services business were as follows:

•
Increased procedure volume was the primary reason for improvements in this business segment. We continue to experience growth in our surgical services business, particularly within existing customers and existing geographies.

•
A significant part of the growth was an increase in urological procedures performed with laser systems we purchased from a third party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system.

The following table analyzes our gross margin for our Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Three Months Ended March 31,
	2005	2004
Revenues	$1,367,161	$1,254,281
Percent increase	9.0%
Cost of revenues	528,175	498,490
Percent increase	6.0%
Gross profit	$838,986	$755,791
Percent of revenue	61.4%	60.3%

Gross margin for the Surgical Products segment in the three months ended March 31, 2005 compared to the same periods in 2004 increased by $83,195. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems. However, the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended March 31, 2005 increased by $112,880 from the three months ended March 31, 2004. Cost of revenues increased by $29,685 between the same periods. There were two more laser system sales in the three months ended March 31, 2005 than in the comparable period of 2004. However, the lasers sold in the 2004 period were at higher prices than in the comparable period in 2005. This revenue increase was partly offset by a decrease in disposables between the periods.

•	Disposables, which have a higher gross margin than lasers, represented a lower percentage of revenue in the three months March 31, 2005 compared to the three months ended March 31, 2004.

The following table analyzes our gross margin for our SkinCare (ProCyte) segment for the periods reflected below:

Skin Care (ProCyte) Segment	For the Three Months Ended March 31,
	2005	2004
Product revenues	$452,864	$-
Bulk compound revenues	156,000	-
Royalties	14,437	-
Total revenues	623,301	-

Product cost of revenues	96,681	-
Bulk compound cost of revenues	129,276	-
Total cost of revenues	225,957	-
Gross profit	$397,344	$-
Percent of revenue	63.7%

The key factors in this business segment were as follows:

•	Copper Peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no costs associated with its revenue stream.

•	Product revenues come primarily from U.S. customers, who tend to be dermatologists.

•	Lesser product revenues come from sales directed to consumers at spas and from marketing directly to the consumer (e.g. infomercials).

Selling, General and Administrative Expenses

For the three months ended March 31, 2005, selling, general and administrative expenses were $3,220,976 compared to $2,470,424 for the three months ended March 31, 2004, or an increase of 30.4%. $229,100 of these costs were ProCyte-related selling, general and administrative expenses after the acquisition on March 18, 2005. The remaining increase was related to an increase in our allowance for doubtful accounts in the amount of $167,000 and an accrual for severance expense related to the ProCyte acquisition in the amount of $133,000.

Selling, general and administrative expenses specifically allocated to the International XTRAC segment decreased for the three months ended March 31, 2005 compared to the same periods in 2004 due to a decrease in warranty expenses, which were driven by improved reliability in our XTRAC laser systems.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2005 decreased to $186,971 from $415,950 for the three months ended March 31, 2004. The decrease is mainly due to the fact that in 2004, our California resources dedicated their time to engineering and product development for the Ultra. For the period ended March 31, 2005, the development of the Ultra was completed, thus allowing these California resources to devote more time to manufacturing.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2005 increased to $71,129, as compared to $7,872 for the three months ended March 31, 2004. The increase in net interest expense was direct result of the draws on the lease line of credit during the second, third and fourth quarters of 2004.

Net Loss

The aforementioned factors resulted in a net loss of $1,128,112 during the three months ended March 31, 2005, as compared to a net loss of $1,363,082 during the three months ended March 31, 2004, a decrease of 17.2%. These decreases were primarily the result of the increase in revenues and resulting gross margin.

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations through the use of working capital provided from equity financing and from lines of credit.

On March 18, 2005, we acquired ProCyte. The skincare products and royalties provided by ProCyte increased revenues for the three months ended March 31, 2005 and we expect the combined companies to cause revenues to increase throughout 2005 as compared to 2004. We expect to save costs from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, once the consolidated infrastructure is in place, we expect our revenues to grow without proportionately increasing the rate of growth in our fixed costs. The established revenues from ProCyte will help to absorb the costs of the infrastructure of the combined company.

At March 31, 2005, the ratio of current assets to current liabilities was 2.53 to 1.00 compared to 1.88 to 1.00 at December 31, 2004. As of March 31, 2005, we had $12,713,539 of working capital compared to $6,119,248 as of December 31, 2004. Cash and cash equivalents were $7,287,916 as March 31, 2005, as compared to $3,884,817 as of December 31, 2004. These increases were mainly due to the acquisition of ProCyte. $11,769 of cash was classified as restricted as of March 31, 2005 compared to $112,200 at December 31, 2004.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements through the second quarter of 2006. The 2005 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States and costs savings from the integration of ProCyte and PhotoMedex. In addition, the 2005 operating plan calls for increased revenues and profits from our newly acquired business, ProCyte, and the continued growth of its skin care products. We cannot give assurances that our business plan will not encounter obstacles which may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us.

We obtained a $2,500,000 leasing credit facility from GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. We account for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with us. GE retains title as a form of security over the lasers. We continue to depreciate the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field. The draw is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each draw is discounted by 7.75%; the first monthly payment is applied directly to principal. With each draw, we have agreed to issue warrants to purchase shares of our common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of our common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw.

As of March 31, 2005, we had made three draws against the line.

	Draw 1	Draw 2	Draw 3
Date of draw	June 30, 2004	September 24, 2004	December 30, 2004
Amount of draw	$1,536,950	$320,000	$153,172
Stated interest rate	8.47%	7.97%	8.43%
Effective interest rate	17.79%	17.14%	17.61%
Number of warrants issued	23,903	6,656	3,102
Exercise price of warrants per share	$3.54	$2.64	$2.73
Fair value of warrants	$62,032	$13,489	$5,946

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

We are negotiating with GE Capital Corporation to open a second line of leasing credit for an additional $5,000,000. However, we cannot assure you that we will be successful in concluding this second line.

Concurrent with the SLT acquisition, we assumed a $3,000,000 credit facility from a bank. The credit facility had a commitment term of four years, which expired May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT’s business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT’s cash and cash equivalents and short-term investments. The bank agreed to allow us to apply the cash collateral to a paydown of the facility in 2003. The credit facility had an interest rate of the 30-day LIBOR plus 2.25%.

Operating cash flow for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 decreased mostly due to the payment of various previously recorded costs associated with the acquisition and increases in inventory for the new products. This resulted in net cash used in operating activities of $1,687,966 for the three months ended March 31, 2005, compared to $989,034 for the same period in 2004.

Net cash provided by investing activities was $5,235,559 for the three months ended March 31, 2005 compared to cash used of $492,535 for the three months ended March 31, 2004. During the three months ended March 31, 2005, we received cash of $6,014,450, net of acquisition costs, in the ProCyte acquisition. During the three months ended March 31, 2005 and 2004, we utilized $722,509 and $481,398, respectively, for production of our lasers in service.

Net cash used in financing activities was $144,494 for the three months ended March 31, 2005 compared to cash provided of $674,057 for the three months ended March 31, 2004. In the three months ended March 31, 2005 we made payments of $156,356 on certain notes payable and capital lease obligations, $154,315 on the lease line of credit and $134,462 in registration costs. These payments were offset, in part, by receipts of $200,208 from the exercise of common stock options and warrants and $100,431 from the release of restrictions on cash. In the three months ended March 31, 2004, we received $814,231 from the exercise of common stock options and warrants. These cash receipts were offset by $151,373 for the payment of certain notes payable and capital lease obligations.

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

Commitments and Contingencies

During the three months ended March 31, 2005, there were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2004 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Disclosure Controls
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls
There has been no significant change in our internal controls over financial reporting that occurred during the first quarter 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the addition of ProCyte’s internal control structures. Management intends to process ProCyte transactions through existing ProCyte internal control structures through the second quarter of this year, and will process such transactions through existing PhotoMedex internal control structures beginning with the third quarter of this year. Management will evaluate in 2005 the ProCyte internal control structures and determine what structures should be adopted, conformed or eliminated.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2004 for descriptions of our legal proceedings.

In the action brought by the Company against Edwards Lifesciences Corporation and Baxter Healthcare Corporation in the Superior Court for Orange County, California, the Court deemed Defendants’ motion for summary judgment to be a motion for judgment on the pleadings and gave the Company ten days to amend its complaint, including a count for breach of the implied covenant of good faith and fair dealing. The Company has made this amendment and added, among other things, a count for unjust enrichment and added a prayer for exemplary damages based on counts founded upon breach of fiduciary duty and conversion. The Court has moved the trial date to December 2005.

In the matter brought by the Company against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California, the Court of Appeals denied the Company’s appeal from the grant by the Superior Court of Defendants’ attorneys’ fees. The Company has petitioned the California Supreme Court to review the decision of the Court of Appeal.

In the matter brought by the Company against RA Medical Systems and Mr. Irwin in the United States District Court for the Southern District of California, the Defendants filed a motion for summary judgment, based on a theory of res judicata. Under this theory, Defendants have argued that the judgment from the action brought in State court forecloses the causes of action brought by the Company in Federal Court. The Company has controverted the motion and awaits the judgment of the Court.

In the matter brought by RA Medical Systems, Inc. and Dean Stewart Irwin against PhotoMedex, Inc., Jeffrey Levatter Ph.D., Jenkens & Gilchrist, LLP and one of the attorneys in that firm in the Superior Court for San Diego County, California, the Company’s motion to strike was denied. However, the Court dismissed Dr. Levatter from the case. The Company and its codefendants have filed an appeal from the denial of the motion. The Superior Court action is stayed pending the appeal.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matter to a Vote of Security Holders

The results of the Special Meeting of Stockholders on March 3, 2005, approving the issuance of shares of our common stock in the acquisition of ProCyte Corporation, were reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 5. Other Information

On March 18, 2005, we completed the acquisition of ProCyte Corporation.

ProCyte Corporation (“ProCyte”) is a Washington corporation organized in 1986. ProCyte is a medical skin care company that develops, manufactures and markets products for skin health, hair care and wound care. Many of the Company’s products incorporate its patented copper peptide technologies.

ProCyte’s focus since 1996 has been to bring unique products primarily based upon patented technologies such as GHK and AHK copper peptide technologies, to selected markets. ProCyte currently sells its products directly to the dermatology, plastic and cosmetic surgery, and spa markets. The Company has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

ProCyte’s products address the growing demand for skin health and hair care products, including products designed to address the effects aging has on the skin and hair and to enhance appearance. ProCyte’s products are formulated, branded for and targeted at specific markets. The Company’s initial products in this area addressed the dermatology, plastic and cosmetic surgery markets for use following various procedures. Anti-aging skin care products were added to expand into a comprehensive approach for incorporation into a patients’ skin care regimen. Certain of these products incorporated their patented technologies, while others, such as advanced sunscreen products that reduce the effects of sun damage and aging on the skin, complement the product line.

The aggregate purchase price was $27,160,293 and was paid through the issuance of 10,540,579 shares of common stock valued at $2.29 per share, the assumption of 1,354,973 common stock options valued at $2,033,132, net of deferred compensation of $132,081, and the incurrence of $989,235 of transaction costs. The merger consideration resulted in the equivalent of a fixed ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. As the exchange ratio was fixed, the fair value of PhotoMedex common stock for accounting purposes was based upon a five-day average stock price of $2.29 per share. The five-day average included the closing prices on the date of the planned merger announcement and the two days prior and afterwards.

We accounted for the acquisition of ProCyte as a purchase by us under generally accepted accounting principles. We allocated the purchase price based on the fair value of ProCyte's acquired assets and assumed liabilities. We consolidated the operating results of ProCyte with our own operating results; beginning as of the date the parties completed the merger. The allocation of the purchase price is as follows: $8,765,366 of acquired assets, net of assumed liabilities, $5,400,000 of other acquired intangibles and $12,994,927 of goodwill.

As of March 31, 2005, we had outstanding liabilities amounting to approximately $1,200,000 which we have incurred and accrued for in connection with the merger.

ITEM 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
——————

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PHOTOMEDEX, INC.

Date: May 10, 2005     By: /s/ Jeffrey F. O’Donnell
————————————————
Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: May 10, 2005        By: /s/ Dennis M. McGrath
————————————————
Dennis M. McGrath
Chief Financial Officer