Form 10-Q
period 2005-06-30
PHOTOMEDEX INC
filed 2005-08-09
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☒ No ☐

The number of shares outstanding of the issuer's Common Stock as of August 8, 2005 was 51,190,797 shares.

PHOTOMEDEX, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information:		PAGE

ITEM 1.	Financial Statements:

a.	Consolidated Balance Sheets, June 30, 2005 (unaudited) and December 31, 2004	3

b.	Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 (unaudited)	4

c.	Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004 (unaudited)	5

d.	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005 (unaudited)	6

e.	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)	7

f.	Notes to Consolidated Financial Statements (unaudited)	8

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$5,513,315	$3,884,817
Restricted cash	206,802	112,200
Accounts receivable, net of allowance for doubtful accounts of $676,732 and $736,505, respectively	4,745,994	4,117,399
Inventories	8,108,142	4,585,631
Prepaid expenses and other current assets	1,023,068	401,989
Total current assets	19,597,321	13,102,036

Property and equipment, net	6,179,352	4,996,688
Goodwill, net	16,375,384	2,944,423
Patents and licensed technologies, net	1,569,322	929,434
Other intangible assets, net	4,932,625	-
Other assets	296,400	989,345
Total assets	$48,950,404	$22,961,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$743,455	$69,655
Current portion of long-term debt	1,216,072	873,754
Accounts payable	2,839,449	3,515,293
Accrued compensation and related expenses	795,924	963,070
Other accrued liabilities	1,119,249	924,054
Deferred revenues	626,641	636,962
Total current liabilities	7,340,790	6,982,788
Long-term liabilities:
Notes payable	12,755	26,736
Long-term debt	1,692,228	1,372,119
Other liabilities	24,670	-
Total liabilities	9,070,443	8,381,643

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 51,099,196 and 40,075,019 shares issued and outstanding, respectively	510,992	400,750
Additional paid-in capital	117,493,680	90,427,632
Accumulated deficit	(78,035,325)	(76,246,562)
Deferred compensation	(89,386)	(1,537)
Total stockholders' equity	39,879,961	14,580,283
Total liabilities and stockholders’ equity	$48,950,404	$22,961,926

* The December 31, 2004 balance sheet was derived from our audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2005	2004

Revenues:
Product sales	$4,955,066	$1,629,357
Services	3,100,107	2,693,777
	8,055,173	4,323,134

Cost of revenues:
Product cost of revenues	1,990,996	932,621
Services cost of revenues	2,214,320	1,698,748
	4,205,316	2,631,369

Gross profit	3,849,857	1,691,765

Operating expenses:
Selling, general and administrative	4,322,706	2,406,453
Engineering and product development	219,550	481,243
	4,542,256	2,887,696

Loss from operations	(692,399)	(1,195,931)

Other income	88,667	-

Interest expense, net	(56,919)	(11,236)

Net loss	($ 660,651)	($ 1,207,167)

Basic and diluted net loss per share	($0.01)	($0.03)

Shares used in computing basic and diluted net loss per share	50,859,562	38,546,338

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004

Revenues:
Product sales	7,180,765	$3,421,757
Services	5,857,740	4,926,607
	13,038,505	8,348,364

Cost of revenues:
Product cost of revenues	2,883,960	1,765,105
Services cost of revenues	3,953,724	3,360,330
	6,837,684	5,125,435

Gross profit	6,200,821	3,222,929

Operating expenses:
Selling, general and administrative	7,543,682	4,876,877
Engineering and product development	406,521	897,193
	7,950,203	5,774,070

Loss from operations	(1,749,382)	(2,551,141)

Other income	88,667	-

Interest expense, net	(128,048)	(19,108)

Net loss	($ 1,788,763)	($ 2,570,249)

Basic and diluted net loss per share	($0.04)	($0.07)

Shares used in computing basic and diluted net loss per share	46,322,904	38,159,819

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total

BALANCE, DECEMBER 31, 2004	40,075,019	$400,750	$90,427,632	($76,246,562)	($ 1,537)	$14,580,283
Exercise of warrants	73,530	736	146,324	-	-	147,060
Exercise of stock options	161,673	1,616	297,319	-	-	298,935
Stock options issued to consultants for services			31,859			31,859
Issuance of stock		2,484	531,201			533,685
Issuance of stock in connection with the acquisition of ProCyte	10,540,579	105,406	26,197,732	-	(132,081)	26,171,057
Amortization of deferred compensation	-	-	-	-	44,232	44,232
Registration expenses	-	-	(161,739)	-	-	(161,739)
Issuance of warrants			23,352			23,352
Net loss for the six months ended June 30, 2005	-	-	-	(1,788,763)	-	(1,788,763)
BALANCE, JUNE 30, 2005	50,850,801	$510,992	$117,493,680	($78,035,325)	($89,386)	$39,879,961

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	($ 1,788,763)	($ 2,570,249)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,332,754	878,890
Stock options issued to consultants for services	31,859	48,192
Amortization of deferred compensation	44,232	3,241
Nonmonetary exchange of assets	(88,667)	-
Provision for bad debts	276,124	82,157
Changes in operating assets and liabilities, net of effects on acquired assets and liabilities:
Accounts receivable	232,694	(217,048)
Inventories	(587,401)	90,397
Prepaid expenses and other assets	435,313	70,279
Accounts payable	(1,281,364)	(86,595)
Accrued compensation and related expenses	(318,453)	(89,625)
Other accrued liabilities	(788,380)	(132,660)
Deferred revenues	(105,757)	121,928
Other liabilities	(28,213)	-

Net cash used in operating activities	(2,634,022)	(1,801,093)
Cash Flows From Investing Activities:
Purchases of property and equipment	(61,345)	(55,527)
Lasers placed into service	(1,727,800)	(845,780)
Cash received from acquisition, net of costs incurred	5,578,416	-

Net cash provided by (used in) investing activities	3,789,271	(901,307)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of direct issuance costs	(161,739)	11,199
Proceeds from exercise of options	298,935	62,212
Proceeds from exercise of warrants	147,060	1,718,592
Payments on long-term debt	(137,028)	(152,907)
Payments on notes payable	(318,432)	(251,869)
Net repayments on bank line of credit	-	(1,000,000)
Net advancements on lease line of credit	739,055	1,369,680
Increase in restricted cash and cash equivalents	(94,602)	-

Net cash provided by financing activities	473,249	1,756,907
Net increase (decrease) in cash and cash equivalents	1,628,498	(945,493)
Cash and cash equivalents, beginning of period	3,884,817	6,633,468
Cash and cash equivalents, end of period	$5,513,315	$5,687,975

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

Liquidity and Going Concern
The Company has incurred significant losses and has had negative cash flows from operations since emerging from bankruptcy in May 1995. As of June 30, 2005, the Company had an accumulated deficit of $78,035,325. However, the Company was successful in reducing its net loss for the three months ended June 30, 2005 by $546,516, a 45% improvement, compared to the three months ended June 30, 2004. The Company also reduced its net loss for the six months ended June 30, 2005 by $781,583, a 30% improvement, compared to the six months ended June 30, 2004. The Company has historically financed its activities from operations and the private placement of equity securities. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

To increase patient acceptance of targeted UVB therapy for skin disorders using the XTRAC, the Company needed to obtain current procedural terminology (“CPT”) codes from the American Medical Association, which established such codes in the latter part of 2002. By early 2003, the Centers for Medicare and Medicaid Services (“CMS”) had approved rates of reimbursement for these new CPT codes. The Company also needed private health insurance carriers to adopt medical policies to reimburse patients for the treatment. The Company therefore began to focus its efforts on securing approval by various private health plans to reimburse for treatments of psoriasis using the XTRAC. Simultaneously the Company re-launched the marketing of its XTRAC system in the United States.

The Company plans to continue to focus on securing reimbursement from more private insurers and to devote sales and marketing efforts in the areas where such reimbursement has become available. As favorable momentum is achieved and maintained, the Company will spend substantial amounts on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and expansion of its manufacturing efforts. Notwithstanding the approval by CMS for Medicare and Medicaid reimbursement and recent approvals by certain private insurers, the Company may continue to face resistance from some private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure or resistance from plans that adopt favorable policies but set the reimbursement rates so low that physicians are discouraged from performing such procedures Management cannot provide assurance that the Company will market the product successfully or operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan.

The Company’s future revenues and success depends in part upon increased patient acceptance of its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company’s excimer-laser-based system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma is currently generating revenues in both the United States and abroad. The Company’s ability to introduce successful new products based on its business focus and the expected benefits to be obtained from these products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, competitive factors or other events beyond the Company’s control. Consequently, the Company’s historical operating results cannot be relied upon as indicators of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Cash and cash equivalents were $5,720,117, including restricted cash of $206,802, as of June 30, 2005. Management believes that the existing cash balance together with its existing financial resources, including the leasing credit line facility (see Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the second quarter of 2006. The 2005 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States and continuing costs savings from the integration of business operations acquired from ProCyte. In addition, the 2005 operating plan calls for increased revenues and profits from the ProCyte business and the continued growth of its skin care products. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs for the balance of 2005. There can be no assurance that additional financing, if needed, will be available when required or, if available, can be obtained on terms satisfactory to the Company.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of June 30, 2005 and for the six months ended June 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the six months ended June 30, 2005 and 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Cash and Cash Equivalents
The Company invests its excess cash in highly liquid, short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at June 30, 2005 and December 31, 2004. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in several banks, the balances of which at times may exceed federally insured limits.

Accounts Receivable
The majority of the Company’s accounts receivables are due from distributors (domestic and international), hospitals, universities and physicians and other entities in the medical field. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt expense. The Company does not accrue interest on accounts receivable that are past due.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market. Costs are determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Throughout the laser manufacturing process, the related production costs are recorded within the cost of inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. The Company performs full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.

The Company's skin disorder treatment equipment will either (i) be sold to distributors or physicians directly or (ii) be placed in a physician's office and remain the property of the Company. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the criteria of Staff Accounting Bulletin No. 104 have been met, and until that time, the cost of the unit is carried on the books of the Company as finished goods inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Property, Equipment and Depreciation
Property and equipment are recorded at cost. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if the equipment is new, and five years or less if it is used. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations.

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units and accessories used for development and medical training are included in property and equipment under the caption “machinery and equipment.” These units and accessories are being depreciated over a period of up to five years. Laser units utilized in the provision of surgical services or in the treatment of skin disorders are included, as discussed above, in property and equipment under the caption “lasers in service.”

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to its net realizable value. As of June 30, 2005, no such write-down was required (see Impairment of Long-Lived Assets below).

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

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2005, no such write-down was required (see Impairment of Long-Lived Assets below).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the realizability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2005, no such write-down was required (see Impairment of Long-Lived Assets below).

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the six months ended June 30, 2005 is summarized as follows:

June 30, 2005
Accrual at beginning of period	$196,890
Additions charged to warranty expense	42,000
Claims paid and expiring warranties	(26,288)
Accrual at end of period	$212,602

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company will either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: the product has been shipped and the Company has no significant remaining obligations; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collection is probable (the “SAB 104 Criteria”). At times, units are shipped but revenue is not recognized until all of the criteria have been met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.

Under the terms of the distributor agreements, the distributors do not have the right to return any unit that they have purchased. However, the Company does allow products to be returned by its distributors in redress of product defects or other claims.

When the Company places a laser in a physician’s office, it recognizes service revenue based on the number of patient treatments used by the physician. Treatments in the form of random laser-access codes that are sold to physicians but not yet used are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company inasmuch as the treatments can only be performed on Company-owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

Until the fourth quarter of 2004, unused treatments had been based upon an estimate that at the end of each accounting period, 15 unused treatments existed at each laser location. This was based upon the reasoning that the Company generally sells treatments in packages of 30 treatments. Fifteen treatments generally represents about one-half the purchased quantity by a physician or approximately a one-week supply for 6 to 8 patients. This policy had been used on a consistent basis. The Company believed this approach to have been reasonable and systematic given that: physicians have little motivation to purchase quantities (which they are obligated to pay for irrespective of actual use and are unable to seek a credit or refund for unused treatments) that will not be used in a relatively short period of time, particularly since in most cases they can obtain incremental treatments instantaneously over the phone; and senior management regularly reviews purchase patterns by physicians to identify unusual buildup of unused treatment codes at a laser site. Moreover, the Company continually looks at its estimation model based upon data received from its customers.

In the fourth quarter of 2004, the Company updated the calculations for the estimated amount of unused treatments to reflect recent purchasing patterns by physicians near year-end. The Company estimated the amount of unused treatments at December 31, 2004 to include all sales of treatment codes made within the last two weeks of the period. Management believes that the actual amount of unused treatments that existed at that date is more closely approximated by its present approach than by the previous approach. Accounting Principles Board (“APB”) Opinion No. 20 provides that accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained and that the effect of the change in accounting estimate should be accounted for in the current period and the future periods that it affects. The Company accounted for this change in the estimate of unused treatments in accordance with APB No. 20 and SFAS No. 48. Accordingly, the Company’s change in accounting estimate was reported in revenues for the fourth quarter of 2004, and was not accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

The Company has continued this approach or method for estimating the amount of unused treatments at June 30, 2005. Due to this updated approach in estimates, XTRAC domestic revenues were increased by $60,000 for the three months ended June 30, 2005 and decreased by $62,000 for the six months ended June 30, 2005, as compared to the prior method of estimation.

In the first quarter of 2003, the Company implemented a program to support certain physicians by addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. The Company must estimate the extent to which a physician participating in the program has been reimbursed. For the three and six months ended June 30, 2005, the Company’s XTRAC domestic revenues were reduced by an additional $51,865 and $32,715, respectively, under this program as all the criteria for revenue recognition were not met.

Under this program, qualifying doctors can be reimbursed for the cost of the Company’s fee only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•	The physician practice must qualify to be in the program (i.e. it must be in an identified location where there is still an insufficiency of insurance companies reimbursing the procedure);

•	The program only covers medically necessary treatments of psoriasis as determined by the treating physician;

•	The patient must have medical insurance, and a claim for the treatment must be timely filed with the patient’s insurance company;

•
Upon denial by the insurance company (generally within 30 days of filing the claim), a standard insurance form called an EOB (“Explanation of Benefits”) must be submitted to the Company’s in-house appeals group, who will then prosecute the appeal. The appeal process can take 6 to 9 months;

•
After all appeals have been exhausted by the Company, if the claim remains unpaid, then the physician is entitled to receive refund or credit for the treatment he or she purchased from the Company (the Company’s fee only) on behalf of the patient; and

•
Physicians are still obligated to make timely payments for treatments purchased, irrespective of whether reimbursement is paid or denied. Future sale of treatments to the physician can be denied if timely payments are not made, even if a patient’s appeal is still in process.

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

As of December 31, 2004, the Company updated its estimation procedure to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate and we have recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB No. 20. These requirements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods. Due to this updated approach in estimates, XTRAC domestic revenues were increased by $154,000 and $56,000 for the three and six months ended June 30, 2005 as compared to the prior method of estimation.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $214,000 for the three months ended June 30, 2005 and to decrease revenues by approximately $6,000 for the six months ended June 30, 2005.

Through its surgical businesses, the Company generates revenues primarily from two channels. The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories; the second is through per-procedure surgical services. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors, when the SAB 104 Criteria have been met.

For per-procedure surgical services, the Company recognizes revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

The Company generates revenues from the acquired business of ProCyte primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales of the copper peptide compound, primarily to Neutrogena; and the third is through royalties generated by our licenses, principally to Neutrogena. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

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

The Company’s deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards. Consistent with the rules of purchase accounting, the historical deferred tax asset of ProCyte was written off when the Company acquired ProCyte. If and when components of that asset are realized in future, the acquired goodwill of ProCyte will be reduced.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 8,509,883 and 9,316,850 as of June 30, 2005 and 2004, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

Fair Value of Financial Instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair value of notes payable is based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair value of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is equal to their fair value due to the short-term nature of these instruments.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2005, no such impairment existed.

Exchanges of Nonmonetary Assets
Exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets,” should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS No. 153 is generally effective for financial statements for fiscal years beginning after June 15, 2005. The Company has elected to adopt this Statement for the current fiscal year. For the three and six months ended June 30, 2005, the Company has recognized $88,667 recorded as Other Income in accordance with this Statement.

Stock Options
The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under the provisions of SFAS No. 123 (revised 2004), “Share Based Payment,” the Company will, starting January 1, 2006, discontinue intrinsic-value-based accounting and recognize compensation expense for stock options under fair-value-based accounting.

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

Had stock compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro-forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:
As reported	($660,651)	($1,207,167)	($1,788,763)	($2,570,249)
Less: stock-based employee compensation expense included in reported net loss	40,033	1,621	44,232	3,241
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	(496,366)	(427,720)	(781,468)	(872,523)
Pro-forma	($1,116,984)	($1,633,266)	($2,525,999)	($3,439,531)
Net loss per share:
As reported	($0.01)	($0.03)	($0.04)	($0.07)
Pro-forma	($0.02)	($0.04)	($0.05)	($0.09)

The above pro-forma amounts may not be indicative of future pro-forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the three-month and six-month periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.45%	3.07%	4.17%	3.07%
Volatility	117.09%	99.9%	103.88%	99.9%
Expected dividend yield	0%	0%	0%	0%
Expected option life	5 years	5 years	5 years	5 years

Supplemental Cash Flow Information
In connection with the purchase of ProCyte in March 2005, the Company issued 10,540,579 shares of common stock and assumed options of 1,354,973 shares of common stock (see Note 2).

During the six months ended June 30, 2005, the Company financed insurance policies through notes payable for $978,252. During the six months ended June 30, 2004, the Company financed insurance policies through notes payable for $530,997. During the six months ended June 30, 2005, the Company issued 248,395 shares of common stock to Stern upon attainment of certain milestones, which is included in patents and licensed technologies.

For the six months ended June 30, 2005 and 2004, the Company paid interest of $162,107 and $41,746, respectively. Income taxes paid in the six months ended June 30, 2005 and 2004 were immaterial.

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro-forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro-forma disclosures in accordance with the provisions of SFAS No. 123.

The Company plans to adopt SFAS No. 123(R) on January 1, 2006. The Company has not completed the calculation of the impact of applying SFAS No. 123(R). The Company currently accounts for share-based payments to its employees using the intrinsic value method; consequently the results of operations have not included the recognition of compensation expense for the issuance of stock option awards.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“VIEs”) (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company has adopted FIN 46R as of March 31, 2004 for variable interests in VIEs. For any VIEs that were created before January 1, 2004 and that must therefore be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an effect on the consolidated financial statements inasmuch as the Company has no interests in any VIEs.

Note 2
Acquisitions:

ProCyte Transaction
ProCyte is a Washington corporation organized in 1986. ProCyte develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies. ProCyte’s focus since 1996 has been to bring unique products primarily based upon patented technologies such as GHK and AHK copper peptide technologies, to selected markets. ProCyte currently sells its products directly to the dermatology, plastic and cosmetic surgery and spa markets. The Company has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

ProCyte’s products address the growing demand for skin health and hair care products, including products designed to address the effects aging has on the skin and hair and to enhance appearance. ProCyte’s products are formulated, branded for and targeted at specific markets. ProCyte’s initial products in this area addressed the dermatology, plastic and cosmetic surgery markets for use following various procedures. Anti-aging skin care products were added to expand into a comprehensive approach for incorporation into a patient’s skin care regimen. Certain of these products incorporate ProCyte’s patented technologies, while others complement the product line such as ProCyte’s advanced sunscreen products that reduce the effects of sun damage and aging on the skin.

The aggregate purchase price was $27,543,784 and was paid through the issuance of 10,540,579 shares of common stock valued at $2.29 per share, the assumption of 1,354,973 common stock options valued at $2,033,132, net of deferred compensation of $132,081, and the incurrence of $1,372,726 of transaction costs. The merger consideration resulted in the equivalent of a fixed ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. As the exchange ratio was fixed, the fair value of PhotoMedex common stock for accounting purposes was based upon a five-day average stock price of $2.29 per share. The five-day average included the closing prices on the date of the announcement of the planned merger and the two days prior and afterwards.

Based on the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$6,272,540
Accounts receivable	1,137,413
Inventories	2,845,698
Prepaid expenses and other current assets	134,574
Property and equipment	340,531
Patents and licensed technologies	200,000
Other intangible assets	5,200,000
Other assets	38,277
Total assets acquired	16,169,033

Accounts payable	(605,520)
Accrued compensation and related expenses	(158,610)
Other accrued liabilities	(1,143,761)
Deferred revenues	(95,436)
Other liabilities	(52,883)
Total liabilities assumed	(2,056,210)

Net assets acquired	$14,112,823

The purchase price exceeded the fair value of the net assets acquired by $13,430,961, resulting in goodwill in the same amount.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. Following are the Company’s unaudited pro-forma results for the three and six months ended June 30, 2005 and 2004, assuming the acquisition had occurred on January 1, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$8,055,173	$8,007,812	$16,008,067	$15,252,802
Net loss	(660,651)	(1,446,587)	(1,890,815)	(2,949,889)
Basic and diluted loss per share	(0.01)	(0.03)	(0.04)	(0.06)
Shares used in calculating basic and diluted loss per share	50,859,562	49,086,917	50,748,782	48,700,398

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2004, nor to be indicative of future results of operations.

Stern Laser Transaction
On September 7, 2004, the Company closed the transactions set forth in a Master Asset Purchase Agreement (the “Master Agreement”) with Stern Laser srl (“Stern”). As of June 30, 2005, the Company has issued to Stern 362,272 shares of its restricted common stock in connection with the execution of the Master Agreement. The Company also agreed to pay Stern up to an additional $650,000 based on the achievement of certain remaining milestones relating to the development and commercialization of certain licensed technology and the licensed products which may be developed under such arrangement and may have certain other obligations to Stern under these arrangements. The Company retains the right to pay all of these conditional sums in cash or in shares of its common stock, in its discretion. To secure the latter alternative, the Company has reserved for issuance, and placed into escrow, 337,728 shares of its unregistered stock. The per-share price of any future issued shares will be based on the average closing price of the Company’s common stock during the 10 trading days ending on the date of achievement of a particular milestone under the terms of the Master Agreement. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000.

The Company assigned $874,254 as the fair value of the license it acquired from Stern. Amortization of this intangible is on a straight-line basis over 10 years, which began in January 2005. As Stern completes further milestones under the Master Agreement, the Company expects to continue to increase the carrying value of the license.

Note 3
Inventories:

Set forth below is a detailed listing of inventories.

	June 30, 2005	December 31, 2004
Raw materials and work in progress	$4,057,222	$2,968,728
Finished goods	4,050,920	1,616,903
Total inventories	$8,108,142	$4,585,631

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $31,774 and $84,000 as of June 30, 2005 and December 31, 2004, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the SAB 104 Criteria have been met.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	June 30, 2005	December 31, 2004
Lasers in service	$11,136,888	$9,333,591
Computer hardware and software	393,266	256,340
Furniture and fixtures	309,884	239,520
Machinery and equipment	625,003	522,643
Autos and trucks	382,690	400,570
Leasehold improvements	110,441	110,441
	12,958,172	10,863,105
Accumulated depreciation and amortization	(6,778,820)	(5,866,417)
Property and equipment, net	$6,179,352	$4,996,688

Depreciation expense was $946,267 and $795,554 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005 and December 31, 2004, net property and equipment included $617,883 and $666,326, respectively, of assets recorded under capitalized lease arrangements, of which $428,218 and $565,245 was included in long-term debt at June 30, 2005 and December 31, 2004, respectively (see Note 9).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies.

	June 30, 2005	December 31, 2004
Patents, owned and licensed, at gross costs of $428,338 and $403,023, net of accumulated amortization of $176,157 and $155,522 respectively	$252,181	$247,501
Other licensed or developed technologies, at gross costs of $1,911,254 and $1,177,568, net of accumulated amortization of $594,113 and $495,635 respectively	1,317,141	681,933
	$1,569,322	$929,434

Related amortization expense was $119,112 and $83,336 for the six months ended June 30, 2005 and 2004, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values.

June 30, 2005
Neutrogena Agreement, at gross costs of $2,400,000 net of accumulated amortization of $138,000.	$2,262,000
Customer Relationships, at gross costs of $1,700,000 net of accumulated amortization of $97,750.	1,602,250
Tradename, at gross costs of $1,100,000 net of accumulated amortization of $31,625.	1,068,375
$4,932,625

Related amortization expense was $267,375 for the six months ended June 30, 2005. Under the Neutrogena Agreement, the Company has licensed to Neutrogena rights to its copper peptide technology and for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	June 30, 2005	December 31, 2004
Accrued warranty	$212,603	$196,890
Accrued liability from matured notes	244,988	245,849
Accrued professional and consulting fees	355,247	412,019
Accrued sales taxes	146,619	61,142
Other accrued expenses	159,792	8,154
Total other accrued liabilities	$1,119,249	$924,054

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT’s subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of June 30, 2005 and December 31, 2004, the matured principal and related interest was $244,988. After July 30, 2005, the outstanding notes, and the related funds, are no longer redeemable.

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	June 30, 2005	December 31, 2004
Note payable - secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	$39,618	$51,489

Note payable - unsecured creditor, interest at 5.75%, payable in monthly principal and interest installments of $44,902 through January 2005.	-	44,902

Note payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $21,935 through November 2005	107,668	-

Note payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $15,600 through November 2005	76,575	-

Note Payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2006	532,349	-
	756,210	96,391
Less: current maturities	(743,455)	(69,655)
Notes payable, net of current maturities	$12,755	$26,736

Note 9
Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt.

	June 30, 2005	December 31, 2004
Borrowings on credit facility	$2,480,082	$1,680,627
Capital lease obligations (see Note 4)	428,218	565,246
Less: current portion	(1,216,072)	(873,754)
Total long-term debt	$1,692,228	$1,372,119

The Company obtained a leasing credit facility from GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. The Company accounts for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as a form of security over the lasers. The Company continues to depreciate the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field.

Under the first tranche, GE made available $2,500,000 under the line. A draw under that tranche is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each such draw is discounted by 7.75%; the first monthly payment is applied directly to principal. With each draw, the Company agreed to issue warrants to purchase shares of the Company’s common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw.

As of June 30, 2005, the Company had made three draws against the first tranche of the line.

	Draw 1	Draw 2	Draw 3
Date of draw	6/30/04	9/24/04	12/30/04
Amount of draw	$1,536,950	$320,000	$153,172
Stated interest rate	8.47%	7.97%	8.43%
Effective interest rate	17.79%	17.14%	17.61%
Number of warrants issued	23,903	6,656	3,102
Exercise price of warrants per share	$3.54	$2.64	$2.73
Fair value of warrants	$62,032	$13,489	$5,946

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

The Company obtained from GE a second tranche under the leasing credit facility for $5,000,000 on June 28, 2005. The Company accounts for draws under this second tranche in the same manner as under the first tranche except that: (i) the stated interest rate is set at 477 basis points above the three-year Treasury note rate; (ii) each draw is discounted by 3.50%; and (iii) with each draw, the Company has agreed to issue warrants to purchase shares of the Company’s common stock equal to 3% of the draw. The number of warrants is determined by dividing 3% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw. As of June 30, 2005, the Company had made its first draw against the second tranche of the line (which is Draw 4 under the line), as follows:

Draw 4
Date of draw	6/28/05
Amount of draw	$1,113,326
Stated interest rate	8.42%
Effective interest rate	12.63%
Number of warrants issued	14,714
Exercise price of warrants per share	$2.50
Fair value of warrants	$23,352

The fair value of the warrants granted under Draw 4 is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

Warrants granted under:
Draw 4
Risk-free interest rate	4.17%
Volatility	94.6%
Expected dividend yield	0%
Expected option life	5 years

The carrying value of the liability under Draw 4 is, for reporting purposes, reduced at the time of the draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of Draw 4.

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

Note 10
Warrant Exercises:

In the six months ended June 30, 2005, the Company received $147,060 from the exercise of 73,530 warrants. The warrants were issued in connection with a private placement of securities in June 2002 and bore an exercise price of $2.00.

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

Note 11
Business Segment and Geographic Data:

Segments are distinguished primarily by the organization of the Company’s management structure. Industry considerations and the business model used to generate revenues also influence distinctions. The Domestic XTRAC segment is a procedure-based business model used to date only in the United States with revenues derived from procedures performed by dermatologists. The International XTRAC segment presently generates revenues from the sale of equipment to dermatologists through a network of distributors outside the United States. The Surgical Services segment generates revenues by providing fee-based procedures generally using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by royalties on licenses for the patented copper peptide compound. For the three and six months ended June 30, 2005 and 2004, the Company did not have material net revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that is carried at $2,944,423 at June 30, 2005 and December 31, 2004 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,430,961 at June 30, 2005 from the ProCyte acquisition has been allocated to the Skin Care (ProCyte) segment.

	Three Months Ended June 30, 2005
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$889,171	$314,183	$2,003,380	$1,326,225	$3,522,214	$8,055,173
Costs of revenues	689,990	234,155	1,502,219	736,490	1,042,462	4,205,316
Gross profit	199,181	80,028	501,161	589,735	2,479,752	3,849,857
Gross profit %	22.4%	25.5%	25.0%	44.5%	70.4%	47.8%

Allocated Operating expenses:
Selling, general and administrative	674,934	92,594	330,183	145,243	1,594,667	2,837,621
Engineering and product development	-	-	-	174,023	45,527	219,550

Unallocated Operating expenses	-	-	-	-	-	1,485,085
	674,934	92,594	330,183	319,266	1,640,194	4,542,256
Income (loss) from operations	(475,753)	(12,566)	170,978	270,469	839,558	(692,399)

Other income						88,667
Interest expense, net	-	-	-	-	-	(56,919)

Net income (loss)	($475,753)	($12,566)	$170,978	$270,469	$839,558	($660,651)

	Three Months Ended June 30, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$719,263	$454,770	$1,933,936	$1,215,165	-	$4,323,134
Costs of revenues	540,841	322,380	1,121,165	646,983	-	2,631,369
Gross profit	178,422	132,390	812,771	568,182	-	1,691,765
Gross profit %	24.8%	29.1%	42.0%	46.8%	-%	39.1%

Allocated Operating expenses:
Selling, general and administrative	460,135	122,945	341,076	178,460	-	1,102,616
Engineering and product development	180,426	112,949	-	187,868	-	481,243

Unallocated Operating expenses	-	-	-	-	-	1,303,837
	640,561	235,894	341,076	366,328	-	2,887,696
Income (loss) from operations	(462,139)	(103,504)	471,695	201,854	-	(1,195,931)

Interest expense, net	-	-	-	-	-	(11,236)

Net income (loss)	($462,139)	($103,504)	$471,695	$201,854	-	($1,207,167)

	Six Months Ended June 30, 2005
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$1,523,189	$602,385	$4,074,030	$2,693,386	$4,145,515	$13,038,505
Costs of revenues	1,093,171	393,750	2,817,679	1,264,665	1,268,419	6,837,684
Gross profit	430,018	208,635	1,256,351	1,428,721	2,877,096	6,200,821
Gross profit %	28.2%	34.6%	30.8%	53.0%	69.4%	47.6%

Allocated Operating expenses:
Selling, general and administrative	1,205,922	153,627	621,299	303,396	1,951,469	4,235,713
Engineering and product development	-	-	-	347,197	59,324	406,521

Unallocated Operating expenses	-	-	-	-	-	3,307,969
	1,205,922	153,627	621,299	650,593	2,010,793	7,950,203
Income (loss) from operations	(775,904)	55,008	635,052	778,128	866,303	(1,749,382)

Other income						88,667
Interest expense, net	-	-	-	-	-	(128,048)

Net income (loss)	($775,904)	$55,008	$635,052	$778,128	$866,303	($1,788,763)

	Six Months Ended June 30, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$1,269,864	$1,035,514	$3,573,540	$2,469,446	-	$8,348,364
Costs of revenues	1,027,127	692,760	2,260,075	1,145,473	-	5,125,435
Gross profit	242,737	342,754	1,313,465	1,323,973	-	3,222,929
Gross profit %	19.1%	33.1%	36.8%	53.6%	-%	38.6%

Allocated Operating expenses:
Selling, general and administrative	960,875	251,046	667,067	302,914	-	2,181,902
Engineering and product development	343,220	214,860	-	339,113	-	897,193

Unallocated Operating expenses	-	-	-	-	-	2,694,975
	1,304,095	465,906	667,067	642,027	-	5,774,070
Income (loss) from operations	(1,061,358)	(123,152)	646,398	681,946	-	(2,551,141)

Interest expense (income), net	-	-	-	-	-	(19,108)

Net income (loss)	($1,061,358)	$(123,152)	$646,398	$681,946	-	($2,570,249)

	June 30, 2005	December 31, 2004
Assets:
Total assets for reportable segments	$42,166,914	$18,547,510
Other unallocated assets	6,783,491	4,414,416
Consolidated total	$48,950,405	$22,961,926

For the three and six months ended June 30, 2005 and 2004, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Domestic	$7,217,589	$3,687,091	$11,683,255	$6,956,838
Foreign	837,584	636,043	1,355,250	1,391,526
	$8,055,173	$4,323,134	$13,038,505	$8,348,364

Note 12
Significant Alliances/Agreements:

On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. Under this Agreement, GlobalMed will act as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser, including the Ultra™ excimer laser, as well as for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. The Company will engage Sanders Ergas, who is a principal of GlobalMed, and Dr. Matlock as consultants to explore further business opportunities for the Company. In connection with this engagement, each consultant will receive 25,000 options in the common stock of the Company, issued at fair market value.

On July 27, 2005, the Company entered a Marketing Agreement with KDS Marketing, Inc. Using money invested by each party, KDS will research market opportunities for the Company’s diode laser and related delivery systems; based on such research, KDS will market the diode laser, subject to guidelines established by the Company. The hub of the marketing program will be a website which physicians may access for information about the laser and which they may use to purchase the laser. KDS’s return on its investment will be based primarily on commissions earned on diode lasers that are sold under the program.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,”“us,”“our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,”“anticipate,”“intend,”“plan,”“believe,”“seek,”“estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004 and that are discussed with respect to risks relevant to the acquisition and business operations of ProCyte Corporation under the section entitled “Risks Factors” in Pre-Effective Amendment No. 1 to our Registration Statement No. 333-121864 on Form S-4 filed with the Commission on January 21, 2005.

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

Starting in March 2003, we had introduced a more reliable version of the XTRAC and, based on the establishment of CPT codes by the AMA and reimbursement rates from the CMS, we began efforts to secure such favorable policies from private insurance plans. To persuade such plans to adopt favorable policies, we also commissioned a clinical and economic study of the use of the XTRAC laser as a second-step therapy for psoriasis. In December 2003, we deployed the findings of the study through a Data Compendium and mailed a copy of the Data Compendium to a number of medical insurance plans in our ongoing marketing efforts to secure favorable reimbursement policies.

Our primary focus in 2004 was to secure from private health plans favorable reimbursement policies for treatment of psoriasis using the XTRAC® excimer laser. We therefore expanded our deployment of the study. From feedback we have received from the medical insurers to the Data Compendium, we anticipate that the study, coupled with our other marketing efforts, will continue to gain a place on the agenda of private plans as they consider their coverage and reimbursement policies. As of the date of this report, we have received approval from seven significant plans, Regence, Wellpoint, Aetna, Anthem, Cigna, United Healthcare and Independence Blue Cross of Pennsylvania, and we are under consideration by other plans. We cannot at this time provide assurance that other plans will adopt the favorable policies that we desire, and if they do not, what further requirements may be asked of us.

In October 2004, we received from the FDA concurrence under a 510(k) to market the new XTRAC Ultra™, a smaller-size dermatology laser with increased functionality for inflammatory skin disorders. We introduced this product at the American Academy of Dermatology trade show in February 2005 in New Orleans. The increased functionality of the laser will allow shorter treatment times. While the Ultra comes within our core excimer intellectual property, the increased functionality of the laser is based on proprietary improvements, which extend its utility and broaden its clinical applications.

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

International XTRAC

Our revenues from International XTRAC sales provided needed working capital in 2004 and have continued to do so in 2005. Unlike the domestic market, we derive revenues from the XTRAC in the international market by selling the dermatology laser system to distributors, or in certain countries, directly to physicians. We have benefited in the international market from our clinical studies and the physician researchers involved in such studies. We have also benefited from the improved reliability and functionality of the XTRAC. Due to the revenue model used overseas, the international XTRAC operations are more widely influenced by competition from similar laser technologies from other manufacturers and non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our XTRAC products.

XTRAC laser sales vary from quarter to quarter. While the number of lasers sold was equal for the three months ended June 30, 2005 as in the same period for 2004, the average price per laser system and parts was less in the 2005 period ($52,364) than in the 2004 period ($75,795). While the average price per laser system and parts was relatively equal for the six months ended June 30, 2005 ($54,762) as in the same period for 2004 ($64,720), the number of lasers sold was less in the 2005 period than in the 2004 period. In addition, of the 16 lasers recognized in the six months ended June 30, 2004, four of those lasers had been shipped in 2003, but not recognized as sales due to the application of the SAB 104 Criteria.

Due to the financial resources required, we were reluctant in 2004 to implement an international XTRAC fee-per-use revenue model, similar to the domestic revenue model, but as reimbursement in the domestic market has become more widespread, we have recently begun to implement a pilot version of this model overseas.

In 2005, we also are exploring new product offerings to our international customers as a result of our recent acquisition of worldwide rights to certain proprietary light-based technology from Stern Laser. The technology may play a role in expanding our product offerings in the treatment of dermatological conditions. The technology based on these newly acquired rights could be introduced by the second half of 2005, depending on favorable technical progress and marketing analyses, but it is more likely that it will be not be introduced until 2006.

Surgical Services

We experienced revenue growth in Surgical Services in 2004 and are experiencing continued growth in 2005, showing revenue increases of $69,444 and $500,490 in the three and six months ended June 30, 2005 over the comparable periods in 2004, respectively. Our plan in 2004 was to grow in a controlled fashion such that capital expenditures necessary for that growth would come from these operations. Although we intend to increase our investment in this business segment for 2005, we will continue to be very deliberate and controlled with capital expenditures to grow this business. In this manner, we intend to conserve our cash resources for the XTRAC business segments.

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

Surgical Products

Although the surgical product revenues increased by $111,060 and $223,940 in the three and six months ended June 30, 2005, respectively, when compared to the same periods in 2004, we expect that sales of surgical laser systems will vary from quarter to quarter, and we also expect that the surgical laser systems and the related disposable base may erode over time, as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek an offset to this erosion through expanding our surgical services segment. With the introduction of the CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset any decline in laser sales and have a further offset to the erosion of disposables revenues.

In the second quarter 2004, we received from the FDA concurrence under a 510(k) to market two new surgical lasers: the LaserPro® Diode Laser System and the LaserPro® CO2 Laser System. Each system has been designed for rugged use in our Surgical Services business. Each system will also complement the Surgical Products business in assisting us in finding end-user buyers domestically and overseas. We are also actively exploring opportunities for supplying the lasers on an OEM basis or under manufacturing-marketing collaborations.

Furthermore, in July 2004, we entered into a development agreement with AzurTec, Inc. AzurTec is a development-stage company based outside Philadelphia. AzurTec’s product in development is a device that seeks to rapidly and accurately detect the presence of cancerous cells in excised tissue. AzurTec’s target customers are generally the dermatologist and particularly the MOHS surgeon. We intend to assist in the development of FDA-compliant prototypes for AzurTec’s product. We have collected payments under the agreement aggregating $240,000 through June 30, 2005. In the three and six months ended June 30, 2005, we recognized $0 and $124,000, respectively, in other revenue under this agreement, but we have suspended recognition of $89,751 in revenues due to the uncertainty of collection. Continuing development of this project requires additional investment by AzurTec. We will resume development once this investment has been satisfied.

Skin Care (ProCyte)

On March 18, 2005, we completed the acquisition of ProCyte Corporation. We acquired three revenue streams: one from the sale of skin health, hair care and wound care products; the second from the sale of copper peptide compound in bulk; and the third from royalties on license for the patented copper peptide compound.

The operating results of ProCyte for the six months ended June 30, 2005 include activity from ProCyte from March 19, 2005 through June 30, 2005. Under purchase accounting rules, however, the operating results of ProCyte for prior periods are not included in our Statement of Operations for such prior periods. Proforma operating results are disclosed as part of Note 2, Acquisitions to the financial statements.

We accounted for our acquisition of ProCyte as a purchase under generally accepted accounting principles. We allocated the purchase price based on the fair value of ProCyte's acquired assets and assumed liabilities. We consolidated the operating results of ProCyte with our own operating results, beginning as of the date the parties completed the merger. The allocation of the purchase price was as follows: $8,712,823 of acquired assets, net of assumed liabilities, $5,400,000 of other acquired intangibles and $13,430,961 of goodwill. As of June 30, 2005, goodwill increased by $436,034 for acquisition expenses incurred in connection with severances for departing employees, appraisal costs on the assets acquired, investment banking expenses, relocation of a ProCyte executive, final legal expenses, and cancellation of certain insurance policies.

ProCyte has been in operation since 1986. ProCyte develops, manufactures and markets products for skin health, hair care and wound care. Many of the Company’s products incorporate its patented copper peptide technologies.

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

ProCyte’s products address the growing demand for skin health and hair care products, including products designed to address the effects aging has on the skin and hair and to enhance appearance. ProCyte’s products are formulated, branded for and targeted at specific markets. ProCyte’s initial products in this area addressed the dermatology, plastic and cosmetic surgery markets for use following various procedures. Anti-aging skin care products were added to expand into a comprehensive approach for incorporation into a patient’s skin care regimen. Certain of these products incorporate ProCyte’s patented technologies, while others, such as our advanced sunscreen products that reduce the effects of sun damage and aging on the skin, complement the product line.

Our goals from this acquisition are summarized below:

•	ProCyte's presence in the skin health and hair care products market will present a growth opportunity for PhotoMedex to market its existing products;

•	the addition of ProCyte's sales and marketing personnel will enhance our ability to market the XTRAC excimer laser;

•	the addition of ProCyte's operations and existing cash balances will enhance PhotoMedex's operating results and balance sheet;

•	the combination of the senior management of ProCyte and PhotoMedex will allow complimentary skills to strengthen the overall management team; and

•	the combined company may reap short-term cost savings and have the opportunity for additional longer-term cost efficiencies, thus providing additional cash flow for operations.

We have begun to realize each of these goals. After the acquisition, we had also targeted significant growth in revenues from ProCyte’s skin care products, but have yet to realize this expected growth while the sales forces are in the process of being integrated. As we gain a deeper understanding of the dynamics of the Skin Care segment, we expect that we will modify the amount of emphasis and expenditure that are presently devoted to some of the components of this segment.

ProCyte has 48 employees, consisting of 20 in sales, 13 in marketing, eight in warehouse/research and development and seven in finance and administration. We are integrating the sales personnel from the Skin Care and the Domestic XTRAC segments under John F. Clifford, who will be our Executive Vice President for Dermatology. We are in the process of transferring ProCyte’s finance functions to Montgomeryville, Pennsylvania.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee.

Revenue Recognition

XTRAC-Related Operations

We have two distribution channels for our phototherapy treatment equipment. We either (i) sell the laser through a distributor or directly to a physician, or (ii) place the laser in a physician’s office (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When we sell an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (“SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on our books as inventory. We ship most of our products FOB shipping point, although from time to time certain customers, for example, governmental customers, will insist on FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.

Under the terms of the distributor agreements, our distributors do not have the right to return any unit that they have purchased. However, we allow products to be returned by our distributors in redress of product defects or other claims.

When we place a laser in a physician’s office, we recognize service revenue based on the number of patient treatments used by the physician. Treatments in the form of random laser-access codes that are sold to physicians, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain our obligation inasmuch as the treatments can only be performed on equipment made by us. Once the treatments are delivered to a patient, this obligation has been satisfied.

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

We have continued this approach or method for estimating the amount of unused treatments at June 30, 2005. Due to this updated approach in estimates, XTRAC domestic revenues were increased by $60,000 for the three months ended June 30, 2005 and decreased by $62,000 for the six months ended June 30, 2005, as compared to the prior method of estimation.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three and six months ended June 30, 2005, we deferred additional revenues of $51,865 and $32,715, respectively, under this program. At June 30, 2005, we had net deferred revenues of $146,506 under this program.

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

Historically, we estimated a contingent liability for potential refunds under this program by estimating when the physician was paid for the insurance claim. In the absence of a two-year historical trend and a large pool of homogeneous transactions to reliably predict the estimated claims for refund as required by Staff Accounting Bulletin Nos. 101 and 104, we previously deferred revenue recognition of 100% of the current quarter revenues from the program to allow for the actual denied claims to be identified after processing with the insurance companies. After more than 106,000 treatments in the last 2 years and detailed record keeping of denied insurance claims and appeals processed, we have estimated that approximately 11% of a current quarter’s revenues under this program are subject to being credited or refunded to the physician.

As of December 31, 2004, we updated our analysis to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate, and we recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB No. 20. These pronouncements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.  Due to this updated approach in estimates, XTRAC domestic revenues were increased by $154,000 and $56,000 for the three and six months ended June 30, 2005, respectively, as compared to the prior method of estimation.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $214,000 for the three months ended June 30, 2005 and to decrease revenues by approximately $6,000 for the six months ended June 30, 2005.

In April 2005, we entered a long-term lease for approximately 8,000 square feet in Carlsbad, California. We moved our excimer manufacturing facility into this space in July 2005, after tenant improvements had been completed. Our share of the cost of the improvements is $195,000, for which we have agreed to pay $2,880 monthly over a self-amortizing five-year term. We have posted a stand-by letter of credit to secure this obligation. Monthly rent and operating expenses for our new space amounts to $8,880, whereas for our former space rent and operating expenses amounted to $11,900.

Surgical Products and Service Operations

Through our surgical businesses, we generate revenues primarily from two channels:

•	Product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories.

•	Per-procedure surgical services.

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

Skin Care Operations

Through the acquisition of ProCyte, we generate revenues primarily through three channels:

•	The first is through product sales for skin health, hair care and wound care.

•	The second is through sales of the copper peptide compound, primarily to Neutrogena.

•	The third is through royalties generated by our licenses, principally to Neutrogena.

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

Our XTRAC laser is either (i) sold to distributors or physicians directly or (ii) placed in a physician's office and remains our property. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the SAB 104 criteria have been met, and until that time, the cost of the unit is carried on our books as finished goods inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full.

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

Property and Equipment. As of June 30, 2005 and December 31, 2004, we had net property and equipment of $6,179,352 and $4,996,688, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The realizability of the net carrying value of the lasers is predicated on increasing revenues from the physicians’ use of the lasers. We believe that such usage will increase in the future based on the approved CPT codes, recent approvals of private health plans of our XTRAC procedure and expected increases in performed, reimbursed procedures. XTRAC lasers-in-service are depreciated on a straight-line basis over the estimated useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence.

Intangibles. Our balance sheet includes goodwill and other intangible assets that affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgment regarding the existence of impairment indicators is based on various factors, including market conditions and operational performance of our business. As of June 30, 2005 and December 31, 2004, we had $22,877,332 and $3,873,857, respectively, of goodwill and other intangibles, accounting for 47% and 17% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

There has been no change to the carrying value of goodwill that is allocated to the XTRAC domestic segment and the XTRAC international segment in the amounts of $2,061,096 and $883,327, respectively. The allocation of goodwill to each segment was based upon the relative fair values of the two segments as of August 2000, when we bought out the minority interest in Acculase and thus recognized the goodwill. In connection with the acquisition of ProCyte on March 18, 2005, we acquired certain intangibles recorded at fair value as of the date of acquisition and allocated fully to the Skin Care (ProCyte) segment. Included in these acquired intangibles were the following:

ProCyte Neutrogena Agreement	$2,400,000
ProCyte Customer Relationships	1,700,000
ProCyte Tradename	1,100,000
ProCyte Developed Technologies	200,000
Goodwill	13,430,961
Total	$18,830,961

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

Results of Operations

Revenues

We generated revenues of $8,055,173 during the three months ended June 30, 2005, of which $3,329,606 was from the surgical laser products and services operations and $3,522,214 was from the ProCyte operations. The balance of revenues was from phototherapy products and services, including $314,183 from XTRAC international sales of excimer systems and parts and $889,171 from domestic XTRAC procedures. We generated revenues of $4,323,134 during the three months ended June 30, 2004, of which $3,149,101 was from the surgical product and services operations. The balance of revenues was from phototherapy products and services, including $454,770 from XTRAC international sales of excimer systems and parts and $719,263 from domestic XTRAC procedures.

We generated revenues of $13,038,505 during the six months ended June 30, 2005, of which $6,767,416 was from the surgical laser products and services operations and $4,145,515 was from the ProCyte operations. The balance of revenues was from phototherapy products and services, including $602,385 from XTRAC international sales of excimer systems and parts and $1,523,189 from domestic XTRAC procedures. We generated revenues of $8,348,364 during the six months ended June 30, 2004, of which $6,042,986 was from the surgical product and services operations. The balance of revenues was from phototherapy products and services, including $1,035,514 from XTRAC international sales of excimer systems and parts and $1,269,864 from domestic XTRAC procedures.

The following table illustrates revenues from our five business segments for the periods listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
XTRAC Domestic Services	$889,171	$719,263	$1,523,189	$1,269,864
XTRAC International Products	314,183	454,770	602,385	1,035,514
Total XTRAC Revenues	1,203,354	1,174033	2,125,574	2,305,378

Surgical Services	2,003,380	1,933,936	4,074,030	3,573,540
Surgical Products	1,326,225	1,215,165	2,693,386	2,469,446
Total Surgical Products	3,329,605	3,149,101	6,767,416	6,042,986

Skin Care (ProCyte) Revenues	3,522,214	-	4,145,515	-

Total Revenues	$8,055,173	$4,323,134	$13,038,505	$8,348,364

Domestic XTRAC Segment

Recognized revenue for the three months ended June 30, 2005 and 2004 for domestic XTRAC procedures was $889,171 and $719,263, respectively. Total XTRAC procedures for the same periods were approximately 15,500 and 12,700, respectively, of which 1,692 and 810 procedures, respectively, were performed by customers without billing from us. These procedures were performed in connection with customer evaluations of the XTRAC laser, as well as for clinical research. Recognized revenue for the six months ended June 30, 2005 and 2004 for domestic XTRAC procedures was $1,523,189 and $1,269,864, respectively. Total XTRAC procedures for the same periods were approximately 27,900 and 23,400, respectively, of which 2,806 and 1,900 procedures, respectively, were performed by customers without billing from us. These procedures were performed in connection with customer evaluations of the XTRAC laser, as well as for clinical research. The increase in procedures in the periods ended June 30, 2005 was related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of the CPT codes with comparable rates by private healthcare insurers and on instilling confidence in our physician partners that the XTRAC procedures will benefit their patients and be generally reimbursed to their practices.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. Applying the requirements of Staff Accounting Bulletin No. 104 to the program, we recognize service revenue during the program from the sale of XTRAC procedures, or equivalent treatment codes, to physicians participating in this program only, if and to the extent the physician has been reimbursed for the treatments. For the three and six months ended June 30, 2005, we deferred net revenues of $51,865 (795 procedures) and $32,715 (497 procedures), respectively, under this program. For the three and six months ended June 30, 2004, we deferred net revenues of $106,490, (1,541 procedures) and $249,761 (3,593 procedures), respectively, under this program.

In the first three and six months of 2005, recognized revenues for the domestic XTRAC segment increased by approximately $154,000 and $56,000, respectively, due to a change in accounting estimate for potential credits or refunds under the reimbursement program. In addition, in the first three and six months of 2005, recognized revenues for the domestic XTRAC segment increased by approximately $60,000 and decreased by approximately $62,000, respectively, due to a change in accounting estimate for unused physician treatments that existed at June 30, 2005. The net effect of these two changes in accounting estimates, as detailed in the discussion of our revenue recognition policy, was to increase revenue for this segment for the three months ended June 30, 2005 by approximately $214,000 and to decrease revenue for this segment for the six months ended June 30, 2005 by approximately $6,000.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Recognized revenue	$889,171	$719,263	$1,523,189	$1,269,864
Change in deferred program revenue	51,865	106,490	32,715	249,761
Change in deferred unused treatments	(39,700)	(4,800)	95,800	(23,350)
Net billed revenue	$901,336	$820,953	$1,651,704	$1,496,275
Procedure volume total	15,503	12,688	27,921	23,425
Less: Non-billed procedures	1,692	810	2,806	1,900
Net billed procedures	13,811	11,878	25,115	21,525
Avg. price of treatments billed	$65.26	$69.12	$65.77	$69.51
Change in procedures with deferred program revenue, net	795	1,541	497	3,593
Change in procedures with deferred/(recognized) unused treatments, net	(608)	(69)	1,457	(336)

The average price for a treatment can vary from quarter to quarter based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated. As a percentage of the psoriasis patient population, there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the amount of treatment time required, it has not been generally practical to use our therapy to treat severe psoriasis patients. However, this may change going forward, as our new product, the XTRAC Ultra, has shorter treatment times.

International XTRAC Segment

International XTRAC sales of our excimer laser system and related parts were $314,183 for the three months ended June 30, 2005 compared to $454,770 for the three months ended June 30, 2004. We sold six laser systems in each of the three months ended June 30, 2005 and 2004. International XTRAC sales of our excimer laser system and related parts were $602,385 for the six months ended June 30, 2005 compared to $1,035,514 for the six months ended June 30, 2004. We sold 11 laser systems in the six months ended June 30, 2005 compared to 16 laser systems in the six months ended June 30, 2004. The international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our excimer products. In addition, of the 16 lasers recognized in the six months ended June 30, 2004, four of those lasers had been shipped in 2003, but not recognized as sales due to the application of the SAB 104 Criteria.

The following table illustrates the key changes in the International XTRAC segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$314,183	$454,770	$602,385	$1,035,514
Laser systems sold	6	6	11	16
Average revenue per laser	$52,364	$75,795	$54,762	$64,720

Surgical Services Segment

In the three months ended June 30, 2005 and 2004, surgical services revenues were $2,003,380 and $1,933,936, respectively. In the six months ended June 30, 2005 and 2004, surgical services revenues were $4,074,030 and $3,573,540, respectively. Revenues in surgical services grew for the three and six months ended June 30, 2005 from 2004 by 3.6% and 14%, respectively, primarily due to growth in urological procedures performed with laser systems purchased from a third-party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$2,003,380	$1,933,936	$4,074,030	$3,573,540
Percent increase	3.6%		14.0%
Cost of revenues	1,502,219	1,121,165	2,817,679	2,260,075
Gross profit	$501,161	$812,771	$1,256,351	$1,313,465
Percent of revenue	25.0%	42.0%	30.8%	36.8%

Products Segment

For the three months ended June 30, 2005 and 2004, surgical products revenues were $1,326,225 and $1,215,165, respectively. Surgical products revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of disposables and fibers are more profitable than laser systems. However, sales of laser systems create recurring sales of laser fibers and laser disposables. We had 12 sales of surgical laser systems aggregating approximately $395,800 for the three months ended June 30, 2005 compared to six surgical laser system sales aggregating approximately $290,000 for the three months ended June 30, 2004.

For the six months ended June 30, 2005 and 2004, surgical products revenues were $2,693,386 and $2,469,446, respectively. Surgical products revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. We had 17 sales of surgical laser systems aggregating approximately $650,000 for the six months ended June 30, 2005 compared to nine surgical laser system sales aggregating approximately $460,000 for the six months ended June 30, 2004.

The decrease in average price per laser was due to the mix of lasers sold. Included in the laser sales for the three and six months ended June 30, 2005 were sales of eight and nine diode lasers, respectively, which have lower sales prices than the other types of lasers. There was only one sale of these lasers for the three and six months ended June 30, 2004, since they were introduced in June 2004. Disposable and fiber sales were relatively level between the comparable three-month periods. The change in the laser sale product mix contributed to a slightly higher margin in the three and six months ended June 30, 2005 compared to the same period in the prior year.

Sales of surgical laser systems vary quarter by quarter. There is significant competition for the types of surgical laser systems we offer for sale. Additionally, we have expected that the disposables base might continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek an offset to this erosion through expansion of our surgical services. Similarly, some of the decrease in laser system sales is related to the trend of hospitals to outsource their laser-assisted procedures to third parties, such as our surgical services business. With the introduction of our CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset the decline in lasers and have a further offset to the erosion of disposables revenues.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,326,225	$1,215,165	$2,693,386	$2,469,446
Percent increase	9.1%		9.1%
Laser systems sold	12	6	17	9
Laser system revenues	$395,800	$289,644	$649,695	$460,302
Average revenue per laser	$32,983	$48,274	$38,217	$51,145

Skin Care (ProCyte) Segment

For the three and six months ended June 30, 2005, ProCyte revenues were $3,522,214 and $4,145,515. Since ProCyte was acquired on March 18, 2005, there are no corresponding revenues for the three and six months ended June 30, 2004. ProCyte revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Product sales	$3,007,076	$-	$3,459,940	$-
Bulk compound sales	347,550	-	503,550	-
Royalties	167,588		182,025
Total ProCyte revenues	$3,522,214	$-	4,145,515	$-

Cost of Revenues

Product cost of revenues for the three months ended June 30, 2005 were $1,990,996 compared to $932,621 for the three months ended June 30, 2004. Included in the costs for the three months ended June 30, 2005 was $1,042,462 from the recently acquired skincare business. There were no corresponding costs in the three months ended June 30, 2004.

Also included in these costs were $714,379 and $610,241, related to surgical product revenues, for the three months ended June 30, 2005 and 2004, respectively. The remaining product cost of revenues during these periods of $234,155 and $322,380, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

Product cost of revenues for the six months ended June 30, 2005 were $2,883,960 compared to $1,765,105 for the six months ended June 30, 2004. Included in these costs were $1,221,791 and $1,072,345, related to surgical product revenues, for the six months ended June 30, 2005 and 2004, respectively. Also included in the costs for the six months ended June 30, 2005 was $1,268,419 from the recently acquired skincare business. There were no corresponding costs in the three months ended June 30, 2004. The remaining product cost of revenues during these periods of $393,750 and $692,760, respectively, related primarily to the production costs of the XTRAC laser equipment sold outside of the United States.

The increase in the product cost of sales for the three and six months ended June 30, 2005, excluding Skin Care product costs, were due to an increase in surgical product laser system sales, which have higher costs associated with them than other products. This increase was offset, in part, by a decrease in the unabsorbed manufacturing costs due to the manufacturing efficiencies of our newly designed excimer technology. The increase for the six months ended June 30, 2005 was also offset, in part, by a decrease in product cost of sales for the international XTRAC revenues for the six months ended June 30, 2005.

Services cost of revenues was $2,214,320 and $1,698,748 in the three months ended June 30, 2005 and 2004, respectively. Included in these costs for the same periods were $1,524,330 and $1,157,907, respectively, related to surgical services revenues. The remaining services cost of revenues of $689,990 and $540,841 during the periods ended June 30, 2005 and 2004, respectively, were primarily attributable to manufacturing, depreciation and field service costs on the lasers in service for XTRAC domestic revenues.

Services cost of revenues was $3,953,724 and $3,360,330 in the six months ended June 30, 2005 and 2004, respectively. Included in these costs for the same periods were $2,860,553 and $2,333,203, respectively, related to surgical services revenues. The remaining services cost of revenues of $1,093,171 and $1,027,127 during the periods ended June 30, 2005 and 2004, respectively, were primarily attributable to manufacturing, depreciation and field service costs on the lasers in service for XTRAC domestic revenues.

The increase in the service cost of sales related primarily to the surgical services cost of sales. The growth in revenues related primarily to the urological procedures performed with laser systems purchased from a third-party manufacturer, which carry a higher cost of sale due to the disposable fiber purchased from the third-party manufacturer. The increase was also due to the depreciation on additional lasers placed in served and to the incremental increases in salaries, benefits and travel expense for the increased field technicians.

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

Gross Margin Analysis

Gross margin increased to $3,849,857 during the three months ended June 30, 2005 from $1,691,765 during the same period in 2004, or an increase of $2,158,092. Revenues increased during the three months ended June 30, 2005 to $8,055,173 from $4,323,134 during the same period in 2004, or an increase of $3,732,039. The cost to produce those revenues increased during the three months ended June 30, 2005 to $4,205,316 from $2,631,369 during the same period in 2004, or an increase of $1,573,947. Overall gross margin increased for the three months ended June 30, 2005 to 47.8% from 39.1% for the same period in 2004. The greatest single factor contributing to the increase in revenues, increase in cost of revenues, and increase in margin for the three months ended June 30, 2005 was the addition of the ProCyte business acquired on March 18, 2005.

Gross margin increased to $6,200,821 during the six months ended June 30, 2005 from $3,222,929 during the same period in 2004, or an increase of $2,977,892. Revenues increased during the six months ended June 30, 2005 to $13,038,505 from $8,348,364 during the same period in 2004, or an increase of $4,690,141. The cost to produce those revenues increased during the six months ended June 30, 2005 to $6,837,684 from $5,125,435 during the same period in 2004, or an increase of $1,712,249. Overall gross margin increased for the six months ended June 30, 2005 to 47.6% from 38.6% for the same period in 2004. The greatest single factor contributing to the increase in revenues, increase in cost of revenues, and increase in margin for the six months ended June 30, 2005 was the addition of the ProCyte business acquired on March 18, 2005.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$8,055,173	$4,323,134	$13,038,505	$8,348,364
Percent increase	86.3%		56.2%
Cost of revenues	4,205,316	2,631,369	6,837,684	5,125,435
Percent increase	59.8%		33.4%
Gross profit	$3,849,857	$1,691,765	$6,200,821	$3,222,929
Percent of revenue	47.8%	39.1%	47.6%	38.6%

The primary reasons for improvement in gross margin for the three and six months ended June 30, 2005, compared to the same periods in 2004 were as follows:

•	We acquired ProCyte on March 18, 2005, so only the activity after that date is recorded in our financial statements. There was no comparative activity recorded in our financial statements in 2004.

•
We increased treatment procedures and lowered field service costs for the XTRAC laser. The increase in procedure volume was a direct result of improving insurance reimbursement. The lower field service costs were a direct result of the planned quality upgrades in 2003 and 2004 for all lasers-in-service.

•	We continued to increase the volume of sales to existing customers and add new customers to our existing base.

•	We benefited from the manufacturing efficiencies due to the newly designed XTRAC Ultra laser, which resulted in less unabsorbed manufacturing costs.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$889,171	$719,263	$1,523,189	$1,269,864
Percent increase	23.6%		19.9%
Cost of revenues	689,990	540,841	1,093,171	1,027,127
Percent increase	27.6%		6.4%
Gross profit	$199,181	$178,422	$430,018	$242,737
Percent of revenue	22.4%	24.8%	28.2%	19.1%

We increased the gross margin for this segment for the three and six months ended June 30, 2005 over the comparable periods in 2004 by $20,759 and $187,281, primarily due to increases in revenues in the 2005 periods from the comparable 2004 periods. The key factors were as follows:

•
A key driver in increased revenue in this segment is insurance reimbursement. In 2004, we focused on private health insurance plans adopting the XTRAC laser therapy for psoriasis as an approved medical procedure. Since January 2004, several major health insurance plans instituted medical policies to pay claims for the XTRAC therapy, including Regence, Wellpoint, Aetna, Anthem, Cigna, United Healthcare and Independence Blue Cross of Pennsylvania.

•
Procedure volume increased 16% from 11,878 to 13,811 billed procedures in the three months ended June 30, 2005 compared to the same period in 2004. Procedure volume increased 17% from 21,525 to 25,115 billed procedures in the six months ended June 30, 2005 compared to the same period in 2004.

•	Price per procedure was not a meaningful component of the revenue change between the periods.

•
In the first quarter of 2003, we implemented a limited program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue under the program for the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended June 30, 2005, we deferred net revenues of $51,865, under the program compared to $106,490 for the three months ended June 30, 2004. For the six months ended June 30, 2005, we deferred net revenues of $32,715, under the program compared to $249,761 for the three months ended June 30, 2004.

•
The cost of revenues increased by $149,149 and $66,044 for the three and six months ended June 30, 2005. An incremental procedure at a physician’s office does not increase our operating costs associated with that laser. Even though there was a reduction in unabsorbed manufacturing costs, the domestic segment was allocated a higher percentage of those costs (76% in 2005 vs. 62% in 2004) due to increased production for the domestic segment.

The following table analyzes our gross margin for our International XTRAC segment for the periods reflected below:

XTRAC International Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$314,183	$454,770	$602,385	$1,035,514
Percent decrease	(30.9%)		(41.8%)
Cost of revenues	234,155	322,380	393,750	692,760
Percent decrease	(27.4%)		(43.2%)
Gross profit	$80,028	$132,390	$208,635	$342,754
Percent of revenue	25.5%	29.1%	34.6%	33.1%

The gross profit for the three and six months ended June 30, 2005 decreased by $52,362 and $134,119, respectively, from the comparable period in 2004. The key factors in this business segment were as follows:

•
We sold six XTRAC laser systems during the three months ended June 30, 2005 and six lasers in the comparable period in 2004. We sold 11 XTRAC laser systems during the six months ended June 30, 2005 and 16 lasers in the comparable period in 2004. In addition, four lasers for a total of $310,000, which had been shipped in 2003, were not recognized as sales until the first quarter of 2004 due to the application of the SAB 104 Criteria.

•
The International XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders. Over time, competition has also served to reduce the prices we charge international distributors for our excimer products. After adjusting the revenue for the three months ended June 30, 2005 for parts sales of approximately $54,000, the average price for lasers sold during this period was approximately $43,400. After adjusting the revenue for the three months ended June 30, 2004 for part sales of approximately $67,000, the average price for lasers sold during this period was approximately $64,600. After adjusting the revenue for the six months ended June 30, 2005 for parts sales of approximately $90,000, the average price for lasers sold during this period was approximately $46,500. After adjusting the revenue for the six months ended June 30, 2004 for part sales of approximately $77,000, the average price for lasers sold during this period was approximately $59,900.

•
Although the individual standard cost per unit was relatively level between the comparable periods, increased production levels served to reduce the average cost per laser produced. The difference between standard manufacturing costs and total cost of goods sold represents unabsorbed overhead costs charged to cost of goods sold in the period of the sale.

The following table analyzes our gross margin for our Surgical Services segment for the periods reflected below:

Surgical Services Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$2,003,380	$1,933,936	$4,074,030	$3,573,540
Percent increase	3.6%		14.0%
Cost of revenues	1,502,219	1,121,165	2,817,679	2,260,075
Percent increase	34.0%		24.7%
Gross profit	$501,161	$812,771	$1,256,351	$1,313,465
Percent of revenue	25.0%	42.0%	30.8%	36.8%

Gross margin in the Surgical Services segment for the three and six months ended June 30, 2005 decreased by $311,610 and $57,114, respectively, from the comparable period in 2004. The key factors impacting gross margin for the Surgical Services business were as follows:

•
A significant part of the revenue was in urological procedures performed with laser systems we purchased from a third party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system. This procedure has a lower gross margin than other types of procedures. As the volume increases, the overall gross margin percent decreases.

•
We have closed three geographic areas of business due to unacceptable operating profit from these territories. Although by closing these territories we will save costs and improve profitability over time, the costs saved for the three months ended June 30, 2005 have not kept pace with the revenues lost by closing these territories during the three months ended June 30, 2005.

The following table analyzes our gross margin for our Surgical Products segment for the periods reflected below:

Surgical Products Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$1,326,225	$1,215,165	$2,693,386	$2,469,446
Percent increase	9.1%		9.1%
Cost of revenues	736,490	646,983	1,264,665	1,145,473
Percent increase	13.8%		10.4%
Gross profit	$589,735	$568,182	$1,428,721	$1,323,973
Percent of revenue	44.5%	46.8%	53.0%	53.6%

Gross margin for the Surgical Products segment in the three and six months ended June 30, 2005 compared to the same periods in 2004 increased by $21,553 and $104,748, respectively. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems. However, the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended June 30, 2005 increased by $111,060 from the three months ended June 30, 2004. Cost of revenues increased by $89,507 between the same periods. There were seven more laser system sales in the three months ended June 30, 2005 than in the comparable period of 2004. Revenues for the six months ended June 30, 2005 increased by $223,940 from the six months ended June 30, 2004. Cost of revenues increased by $119,192 between the same periods. There were nine more laser system sales in the six months ended June 30, 2005 than in the comparable period of 2004. However, the lasers sold in the 2004 period were at higher prices than in the comparable period in 2005. This revenue increase was partly offset by a decrease in disposables between the periods.

•	Disposables, which have a higher gross margin than lasers, represented a lower percentage of revenue in the three and six months June 30, 2005 compared to the same periods in 2004.

The following table analyzes our gross margin for our SkinCare (ProCyte) segment for the periods reflected below:

Skin Care (ProCyte) Segment	Three Months Ended June 30,		Six Months Ended June 30,
			2005	2004
Product revenues	$3,007,076	$-	$3,459,940	$-
Bulk compound revenues	347,550	-	503,550	-
Royalties	167,558	-	182,025	-
Total revenues	3,522,214	-	4,145,515	-

Product cost of revenues	804,759	-	901,440	-
Bulk compound cost of revenues	237,703	-	366,979	-
Total cost of revenues	1,042,462	-	1,268,419	-
Gross profit	$2,479,752	$-	$2,877,096	$-
Percent of revenue	70.4%		69.4%

The key factors in this business segment were as follows:

•
Copper Peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no significant costs associated with this revenue stream.

•	Product revenues come primarily from U.S. customers, which tend to be dermatologists.

•	Lesser product revenues come from sales directed to consumers at spas and from marketing directly to the consumer (e.g. infomercials).

Selling, General and Administrative Expenses

For the three months ended June 30, 2005, selling, general and administrative expenses were $4,322,706 compared to $2,406,453 for the three months ended June 30, 2004, or an increase of 79.6%. $1,594,667 of these costs were ProCyte-related selling, general and administrative expenses. The remaining increase was related to an increase in domestic sales force of approximately $140,000 in salaries, benefits and travel expenses; an increase in legal and accounting expenses of $150,000; and an increase in corporate insurance of $76,000. Offsetting some of the increases for the three months ended June 30, 2005, were the settlement of past audit fee claims for $130,000 less than the accrued amounts together with the settlement of past royalty claims for $32,000 less than the accrued amount.

For the six months ended June 30, 2005, selling, general and administrative expenses were $7,543,682 compared to $4,876,877 for the six months ended June 30, 2004, or an increase of 54.7%. $1,951,469 of these costs were ProCyte-related selling, general and administrative expenses. The remaining increase was related to an increase in domestic sales force of approximately $196,000 in salaries, benefits and travel expenses; an increase in legal and accounting expenses of $390,000 and an increase in corporate insurance of $89,000. Offsetting some of the increases for the six months ended June 30, 2005, were the settlement of past audit fee claims for $130,000 less than the accrued amounts together with the settlement of past royalty claims for $32,000 less than the accrued amount.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2005 decreased to $219,550 from $481,243 for the three months ended June 30, 2004. Engineering and product development expenses for the six months ended June 30, 2005 decreased to $406,521 from $897,193 for the six months ended June 30, 2004. The decreases are mainly due to the fact that in 2004, our California engineering resources dedicated much of their time to product development for the Ultra, the new smaller and faster excimer laser. For the three and six months ended June 30, 2005, the development of the Ultra was completed, thus allowing these California resources to devote more time to manufacturing.

Other Income

Other income for the three and six months ended June 30, 2005 was $88,667. This was due to a non-monetary exchange of assets during June 2005 of two depreciable engineering development prototypes in exchange for four product units to be held for sale. There was no other income in the comparable periods in 2004.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2005 increased to $56,919, as compared to $11,236 for the three months ended June 30, 2004. Net interest expense for the six months ended June 30, 2005 increased to $128,048, as compared to $19,108 for the six months ended June 30, 2004. The increase in net interest expense was direct result of the draws on the lease line of credit during the second, third and fourth quarters of 2004.

Net Loss

The aforementioned factors resulted in a net loss of $660,651 during the three months ended June 30, 2005, as compared to a net loss of $1,207,167 during the three months ended June 30, 2004, a decrease of 45.3%. The aforementioned factors resulted in a net loss of $1,788,763 during the six months ended June 30, 2005, as compared to a net loss of $2,570,249 during the six months ended June 30, 2004, a decrease of 30.4%. These decreases were primarily the result of the increase in revenues and resulting gross margin, mainly related to the acquisition of ProCyte.

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations through the use of working capital provided from equity financing and from lines of credit.

On March 18, 2005, we acquired ProCyte. The skincare products and royalties provided by ProCyte increased revenues for the three and six months ended June 30, 2005 and we expect the combined companies to cause revenues to increase throughout 2005 as compared to 2004. We expect to save costs from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, once the consolidated infrastructure is in place, we expect our revenues to grow without proportionately increasing the rate of growth in our fixed costs. The established revenues from ProCyte will help to absorb the costs of the infrastructure of the combined company.

At June 30, 2005, the ratio of current assets to current liabilities was 2.67 to 1.00 compared to 1.88 to 1.00 at December 31, 2004. As of June 30, 2005, we had $12,256,531 of working capital compared to $6,119,248 as of December 31, 2004. Cash and cash equivalents were $5,720,117 as March 31, 2005, as compared to $3,997,017 as of December 31, 2004. These increases were mainly due to the acquisition of ProCyte. $206,802 of cash was classified as restricted as of June 30, 2005 compared to $112,200 at December 31, 2004.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements beyond the second quarter of 2006. The 2005 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States and costs savings from the integration of ProCyte and PhotoMedex. In addition, the 2005 operating plan calls for increased revenues and profits from our newly acquired business, ProCyte, and the continued growth of its skin care products. We cannot give assurances that our business plan will not encounter obstacles which may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Similarly, if our growth outstrips the business plan, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us.

We obtained a leasing credit facility from GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. We account for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with us. GE retains title as a form of security over the lasers. We continue to depreciate the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which we have sold to GE and leased back for continued deployment in the field.

Under the first tranche, GE made available $2,500,000 under the line. A draw under that tranche is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each such draw is discounted by 7.75%; the first monthly payment is applied directly to principal. With each draw, we agreed to issue warrants to purchase shares of our common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of our common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw.

As of June 30, 2005, we have made three draws against the first tranche of the line.

	Draw 1	Draw 2	Draw 3
Date of draw	6/30/04	9/24/04	12/30/04
Amount of draw	$1,536,950	$320,000	$153,172
Stated interest rate	8.47%	7.97%	8.43%
Effective interest rate	17.79%	17.14%	17.61%
Number of warrants issued	23,903	6,656	3,102
Exercise price of warrants per share	$3.54	$2.64	$2.73
Fair value of warrants	$62,032	$13,489	$5,946

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

We obtained from GE a second tranche under the leasing credit facility for $5,000,000 on June 28, 2005. We account for draws under this second tranche in the same manner as under the first tranche except that: (i) the stated interest rate is set at 477 basis points above the three-year Treasury note rate; (ii) each draw is discounted by 3.50%; and (iii) with each draw, we have agreed to issue warrants to purchase shares of our common stock equal to 3% of the draw. The number of warrants is determined by dividing 3% of the draw by the average closing price of our common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price for the ten days preceding the date of the draw. As of June 30, 2005, we have made our first draw against the second tranche of the line (which is Draw 4 under the line), as follows:

Draw 4
Date of draw	6/28/05
Amount of draw	$1,113,326
Stated interest rate	8.42%
Effective interest rate	12.63%
Number of warrants issued	14,714
Exercise price of warrants per share	$2.50
Fair value of warrants	$23,352

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

Operating cash flow for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 decreased mostly due to the payment of various previously recorded costs associated with the acquisition and increases in inventory for the new products. Net cash used in operating activities was $2,634,022 for six months ended June 30, 2005, compared to $1,801,093 for the same period in 2004.

Net cash provided by investing activities was $3,789,271 for the six months ended June 30, 2005 compared to cash used of $901,307 for the six months ended June 30, 2004. During the six months ended June 30, 2005, we received cash of $5,578,416, net of acquisition costs, in the ProCyte acquisition. During the six months ended June 30, 2005 and 2004, we utilized $1,727,800 and $845,780, respectively, for production of our lasers in service.

Net cash provided by financing activities was $473,249 for the six months ended June 30, 2005 compared to $1,756,907 for the six months ended June 30, 2004. In the six months ended June 30, 2005 we made payments of $455,460 on certain notes payable and capital lease obligations and $161,737 in registration costs. These payments were offset, in part, by the advances under the lease line of credit, net of payments, of $739,055 and by receipts of $445,995 from the exercise of common stock options. In the six months ended June 30, 2004, we received $1,780,804 from the exercise of common stock options and warrants and a net increase of $369,680 from the lapse of the bank line of credit and the initiation of the leasing line of credit from GE. These cash receipts were offset by $404,776 for the payment of certain notes payable and capital lease obligations.

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

Commitments and Contingencies

During the three and six months ended June 30, 2005, there were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2004 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

There has been no significant change in our internal controls over financial reporting that occurred during the second quarter 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the addition of ProCyte’s internal control structures. Management has processed ProCyte transactions through existing ProCyte internal control structures through the second quarter of this year, and will process such transactions through existing PhotoMedex internal control structures beginning with the third quarter of this year. Management will evaluate in 2005 the other ProCyte internal control structures and determine what structures should be adopted, conformed or eliminated.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2004 for descriptions of our legal proceedings.

In the action brought by the Company against Edwards Lifesciences Corporation and Baxter Healthcare Corporation in the Superior Court for Orange County, California, the defendants demurred to our amended complaint. The court heard the matter on July 29, 2005. The Court rejected the demurrer with respect to our counts under breach of good faith and fair dealing, money had and received, unjust enrichment and breach of constructive trust and sustained the demurrer with respect to our counts under breach of contract, beach of fiduciary duty and conversion. The defendants must now answer.

In the matter brought against us by City National Bank of Florida, our former landlord in Orlando, Florida, our motion for summary judgment will be heard on August 23, 2005, and if the motion is not granted, the trial will commence promptly thereafter.

In the matter brought by us against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California, the California Supreme Court declined to hear our appeal from the award of attorneys’ fees to the defendants. On July 1, 2005, we satisfied the judgment of April 27, 2004, awarding costs and attorney’s fees, plus interest accrued to the date of satisfaction. Defendants have petitioned the Superior Court for further fees and costs incurred in collecting the judgment and defending against our appeal.

In the matter brought for malicious prosecution by RA Medical Systems and Dean Irwin against PhotoMedex, Inc., et al., our appeal brief is to be filed with the appellate court on August 10, 2005.

On May 13, 2005, Vida Brown brought suit in the Circuit Court, 20th Judicial Circuit for Charlotte County, Florida, for injuries sustained during a surgical laser procedure on her lower back. Ms. Brown has sued, among others, the surgeon, the anesthesiologist, the supplier of the laser delivery system (viz. Clarus Medical LLC) and the supplier of the holmium laser system and technician (viz. our former subsidiary, Surgical Innovations & Services, Inc.). The laser delivery system supplied by Clarus proved defective in the course of the procedure, notwithstanding which the surgeon continued to perform the procedure. The holmium laser provided by SIS did not perform deficiently. Ms. Brown has alleged that we failed to provide a properly trained operator for the holmium laser and that our operator failed to warn the surgeon of the danger of continuing to use a defective laser delivery system. Our insurance carrier is providing a defense for us in this matter.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

In June 2005, we issued 248,395 restricted shares of our common stock to Stern Laser srl in connection with the achievement of certain milestones under our Master Agreement with Stern Laser. The securities were issued pursuant to exemption from registration under Section 4(2) of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matter to a Vote of Security Holders

None.

ITEM 5. Other Information

On March 31, 2005, we entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. Under this Agreement, GlobalMed will act as master distributor in the Pacific Rim for our XTRAC excimer laser, including the Ultra™ excimer laser, as well as for our LaserPro® diode surgical laser system. The diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. We will engage Sanders Ergas, who is a principal of GlobalMed, and Dr. Matlock as our consultants to explore further business opportunities. In connection with this engagement, each consultant will receive 25,000 options in our common stock, issued at fair value.

On July 27, 2005, we entered a Marketing Agreement with KDS Marketing, Inc. Using money invested by each party, KDS will research market opportunities for our LaserPro® diode laser and related delivery systems; based on such research, KDS will market the diode laser, subject to guidelines which we establish. The hub of the marketing program will be a website which physicians may access for information about the laser and which they may use to purchase the laser. KDS’s return on its investment will be based primarily on commissions earned on diode lasers that are sold under the program.

We have adopted a Code of Ethics on Interactions with Health Care Professionals, to take effect on July 1, 2005. We also have adopted a related Comprehensive Compliance Program. The Code and Program can be viewed on our website at www.photomedex.com, under Corporate Governance.

ITEM 6. Exhibits

10.42	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated March 17, 2005, by and between PhotoMedex, Inc. and Wells Fargo Bank, N.A. as Trustee for the Hutton Trust.
10.43	Code of Ethics on Interactions with Health Care Professionals, adopted June 30, 2005, and related Comprehensive Compliance Program.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
——————

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: August 9, 2005	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer