Form 10-Q
period 2005-09-30
PHOTOMEDEX INC
filed 2005-11-09
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of November 8, 2005 was 51,285,725 shares.

PHOTOMEDEX, INC. AND SUBSIDIARIES

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$5,177,150	$3,884,817
Restricted cash	206,802	112,200
Accounts receivable, net of allowance for doubtful accounts of $675,795 and $736,505, respectively	4,718,423	4,117,399
Inventories	7,818,794	4,585,631
Prepaid expenses and other current assets	984,916	401,989
Total current assets	18,906,085	13,102,036

Property and equipment, net	6,677,895	4,996,688
Goodwill, net	16,375,384	2,944,423
Patents and licensed technologies, net	1,473,123	929,434
Other intangible assets, net	4,700,125	-
Other assets	289,579	989,345
Total assets	$48,422,191	$22,961,926

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$481,117	$69,655
Current portion of long-term debt	1,457,163	873,754
Accounts payable	2,979,704	3,515,293
Accrued compensation and related expenses	956,871	963,070
Other accrued liabilities	938,002	924,054
Deferred revenues	531,328	636,962
Other current liabilities	23,252	-
Total current liabilities	7,367,437	6,982,788
Long-term liabilities:
Notes payable	170,728	26,736
Long-term debt	2,043,425	1,372,119
Other liabilities	24,671	-
Total liabilities	9,606,261	8,381,643

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 51,247,881 and 40,075,019 shares issued and outstanding, respectively	512,478	400,750
Additional paid-in capital	117,758,742	90,427,632
Accumulated deficit	(79,385,225)	(76,246,562)
Deferred compensation	(70,065)	(1,537)
Total stockholders' equity	38,815,930	14,580,283
Total liabilities and stockholders’ equity	$48,422,191	$22,961,926

* The December 31, 2004 balance sheet was derived from our audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004

Revenues:
Product sales	$4,537,938	$1,401,981
Services	3,085,900	3,053,415
	7,623,838	4,455,396

Cost of revenues:
Product cost of revenues	1,956,022	747,689
Services cost of revenues	2,347,362	1,753,727
	4,303,384	2,501,416

Gross profit	3,320,454	1,953,980

Operating expenses:
Selling, general and administrative	4,526,178	2,634,394
Engineering and product development	304,935	428,206
	4,831,113	3,062,600

Loss from operations	(1,510,659)	(1,108,620)

Other income	244,988	-

Interest expense, net	(84,229)	(47,189)

Net loss	($ 1,349,900)	($ 1,155,809)

Basic and diluted net loss per share	($0.03)	($0.03)

Shares used in computing basic and diluted net loss per share	51,198,095	38,960,250

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004

Revenues:
Product sales	$11,718,700	$4,823,738
Services	8,943,640	7,980,022
	20,662,340	12,803,760

Cost of revenues:
Product cost of revenues	4,856,858	2,512,794
Services cost of revenues	6,301,086	5,114,057
	11,157,944	7,626,851

Gross profit	9,504,396	5,176,909

Operating expenses:
Selling, general and administrative	11,944,593	7,511,265
Engineering and product development	819,845	1,325,399
	12,764,438	8,836,664

Loss from operations	(3,260,042)	(3,659,755)

Other income	333,655	-

Interest expense, net	(212,276)	(66,297)

Net loss	($ 3,138,663)	($ 3,726,052)

Basic and diluted net loss per share	($0.07)	($0.10)

Shares used in computing basic and diluted net loss per share	47,972,456	38,428,632

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total
BALANCE, DECEMBER 31, 2004	40,075,019	$400,750	$90,427,632	($76,246,562)	($ 1,537)	$14,580,283
Exercise of warrants	73,530	735	146,325	-	-	147,060
Exercise of stock options	310,358	3,103	552,582	-	-	555,685
Stock options issued to consultants for services			31,859			31,859
Issuance of stock	248,395	2,484	523,416			525,900
Issuance of stock in connection with the acquisition of ProCyte	10,540,579	105,406	26,197,732	-	(132,081)	26,171,057
Amortization of deferred compensation	-	-	-	-	62,019	62,019
Reversal of unamortized portion of deferred compensation for terminated employee	-	-	(1,534)	-	1,534	-
Registration expenses	-	-	(161,739)	-	-	(161,739)
Issuance of warrants			42,469			42,469
Net loss for the nine months ended September 30, 2005	-	-	-	(3,138,663)	-	(3,138,663)
BALANCE, SEPTEMBER 30, 2005	51,247,881	$512,478	$117,758,742	($79,385,225)	($70,065)	$38,815,930

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net loss	($ 3,138,663)	($ 3,726,052)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	2,216,715	1,314,435
Stock options issued to consultants for services	31,859	48,192
Amortization of deferred compensation	62,019	4,879
Nonmonetary exchange of assets	(88,667)	-
Provision for bad debts	276,124	239,120
Loss on disposal of assets	64,937	-
Changes in operating assets and liabilities, net of effects on acquired assets and liabilities:
Accounts receivable	260,265	(654,562)
Inventories	(403,335)	(254,118)
Prepaid expenses and other assets	545,943	202,354
Accounts payable	(1,110,661)	147,038
Accrued compensation and related expenses	(157,504)	(113,450)
Other accrued liabilities	(977,626)	168,626
Cash deposits	8,000	(125,500)
Deferred revenues	(201,070)	71,733
Other liabilities	(4,962)	-

Net cash used in operating activities	(2,616,626)	(2,677,305)

Cash Flows From Investing Activities:
Purchases of property and equipment	(87,488)	(578,051)
Lasers placed into service	(2,548,535)	(1,021,766)
Licensed technology acquisition	-	(108,273)
Cash received from acquisition, net of costs incurred	5,578,416	-

Net cash provided by (used in) investing activities	2,942,393	(1,708,090)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of direct issuance costs	(169,524)	11,199
Proceeds from exercise of options	555,685	98,837
Proceeds from exercise of warrants	147,060	3,086,468
Payments on long-term debt	(202,199)	(330,086)
Payments on notes payable	(617,799)	(446,875)
Net advancements on lease line of credit	1,347,945	654,427
Increase in restricted cash and cash equivalents	(94,602)	(110,062)

Net cash provided by financing activities	966,566	2,963,908

Net increase (decrease) in cash and cash equivalents	1,292,333	(1,421,487)

Cash and cash equivalents, beginning of period	3,884,817	6,633,468

Cash and cash equivalents, end of period	$5,177,150	$5,211,981

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

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

As a result of the acquisition of Surgical Laser Technologies, Inc. (“SLT”) on December 27, 2002, the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers’ products.

Through the acquisition of ProCyte Corporation (“ProCyte”) on March 18, 2005, the Company also develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies.

Liquidity and Going Concern
The Company has incurred significant losses and negative cash flows from operations since emerging from bankruptcy in May 1995. As of September 30, 2005, the Company had an accumulated deficit of $79,385,225. The Company has reduced its net loss for the nine months ended September 30, 2005 by $587,389, a 16% improvement, compared to the nine months ended September 30, 2004. The Company has historically financed its activities from operations and the private placement of equity securities. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

Cash and cash equivalents as of September 30, 2005 were $5,383,952, including restricted cash of $206,802. Management believes that the existing cash balance together with its existing financial resources, including the leasing credit line facility with a remaining availability of $2,972,082 (see Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the third quarter of 2006. The 2005 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States and continuing cost savings from the integration of business operations acquired from ProCyte. In addition, the 2005 operating plan calls for increased revenues and profits from the ProCyte business and the continued growth of its skin care products. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs for the balance of 2005. There can be no assurance that additional financing, if needed, will be available when required or, if available, can be obtained on terms satisfactory to the Company.

Since 2002, the Company has made significant progress in obtaining more extensive reimbursement approval from the Centers for Medicare and Medicaid Services and various private health plans for the treatment of skin disorders using the XTRAC system.

The Company plans to continue to focus on securing reimbursement from more private insurers and to devote sales and marketing efforts where such reimbursement has become available. As approvals for reimbursements are obtained, the Company will increase spending on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and, if necessary, expansion of its manufacturing facilities. Notwithstanding the approval for reimbursement by Centers for Medicare and Medicaid Services and recent approvals by certain private insurers, the Company may continue to face resistance from some private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure or to provide adequate levels of reimbursement. Management cannot provide assurance that the Company will market the product successfully or operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan objectives.

The Company’s future success depends in part upon increased patient acceptance of its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company’s ability to introduce successful new products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, increased competition or other factors beyond the Company’s control. Consequently, the Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the nine months ended September 30, 2005 and 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained. See Revenue Recognition for discussion of updates and changes in estimates for XTRAC domestic revenues in accordance with Staff Accounting Bulletin Nos. 101 and 104 and Statement of Financial Accounting Standards (“SFAS”) No. 48.

See “Summary of Significant Accounting Policies” in the Company’s 2004 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Company’s accounting for cash and cash equivalents, accounts receivable, inventories, property, equipment and depreciation, product development costs and fair value of financial instruments.

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells the laser through a distributor or directly to a physician or (ii) places the lasers in physician’s offices (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; (iv) and collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory.

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.

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

The calculation of unused treatments has historically been based upon an estimate that at the end of each accounting period, 15 unused treatments existed at each laser location. This was based upon the reasoning that the Company generally sells treatments in packages of 30 treatments. Fifteen treatments generally represents about one-half the quantity purchased by a physician or approximately a one-week supply for 6 to 8 patients. This policy had been used on a consistent basis. The Company believed this approach to have been reasonable and systematic given that: (a) physicians have little motivation to purchase quantities (which they are obligated to pay for irrespective of actual use and are unable to seek a credit or refund for unused treatments) that will not be used in a relatively short period of time, particularly since in most cases they can obtain incremental treatments instantaneously over the phone; and (b) senior management regularly reviews purchase patterns by physicians to identify unusual buildup of unused treatment codes at a laser site. Moreover, the Company continually looks at its estimation model based upon data received from its customers.

In the fourth quarter of 2004, the Company updated the calculations for the estimated amount of unused treatments to reflect recent purchasing patterns by physicians near year-end. The Company estimated the amount of unused treatments at December 31, 2004 to include all sales of treatment codes made within the last two weeks of the period. Management believes this approach more closely approximates the actual amount of unused treatments that existed at that date than the previous approach. Accounting Principles Board (“APB”) Opinion No. 20 provides that accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained and that the effect of the change in accounting estimate should be accounted for in the current period and the future periods that it affects. The Company accounted for this change in the estimate of unused treatments in accordance with APB No. 20 and SFAS No. 48. Accordingly, the Company’s change in accounting estimate was reported in revenues for the fourth quarter of 2004, and was not accounted for by restating amounts reported in financial statements of prior periods or by reporting pro-forma amounts for prior periods.

The Company has continued this approach or method for estimating the amount of unused treatments at September 30, 2005. Due to this updated approach in estimates, XTRAC domestic revenues were increased by $159,000 and $97,000 for the three and nine months ended September 30, 2005, respectively, as compared to the prior method of estimation.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three and nine months ended September 30, 2005, the Company deferred an additional $25,375 and $58,090, respectively, under this program as all the criteria for revenue recognition had not been met.

Under this program, the Company may reimburse qualifying doctors for the cost of the Company’s fee but only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•	The physician practice must be in an identified location where there is still an insufficiency of insurance companies reimbursing the procedure;

•	The program only covers medically necessary treatments of psoriasis as determined by the treating physician ;

•	The patient must have medical insurance and a claim for the treatment must be timely filed with the patient’s insurance company;

•
Upon denial by the insurance company (generally within 30 days of filing the claim), a standard insurance form called an EOB (“Explanation of Benefits”) must be submitted to the Company’s in-house appeals group, who will then prosecute the appeal. The appeal process can take 6 to 9 months;

•
After all appeals have been exhausted by the Company and the claim remains unpaid, the physician is entitled to receive credit for the treatment he or she purchased from the Company (our fee only) on behalf of the patient and

•
Physicians are still obligated to make timely payments for treatments purchased, irrespective of whether reimbursement is paid or denied. Future sale of treatments to a physician can be denied if timely payments are not made, even if a patient’s appeal is still in process.

Historically, the Company estimated a contingent liability for potential refunds under this program by estimating when the physician was paid for the insurance claim. In the absence of a two-year historical trend and a large pool of homogeneous transactions to reliably predict the estimated claims for refund as required by Staff Accounting Bulletin Nos. 101 and 104, the Company previously deferred revenue recognition of 100% of the current quarter revenues from the program to allow for the actual denied claims to be identified after processing with the insurance companies. After more than 106,000 treatments in the last 2 years and detailed record keeping of denied insurance claims and appeals processed, the Company has estimated that approximately 11% of a current quarter’s revenues under this program are subject to being credited or refunded to the physician.

As of December 31, 2004, the Company updated its analysis to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate, and Management recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB No. 20. These pronouncements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods. Due to this updated approach in estimates, XTRAC domestic revenues were increased by $33,000 and $89,000 for the three and nine months ended September 30, 2005 as compared to the prior method of estimation.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $192,000 and $186,000 for the three and nine months ended September 30, 2005, respectively.

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

The Company generates revenues from the acquired business of ProCyte primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales of the copper peptide compound, primarily to Neutrogena; a Johnson and Johnson Company, and the third is through royalties generated by our licenses, principally to Neutrogena. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group would be classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2005, no such impairment existed.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or 8 to 12 years. Developed technology was recorded in connection with the purchase in August 2000 of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years. Developed technology was also recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years.

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2005, no such write-down was required.

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2005, no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the nine months ended September 30, 2005 is summarized as follows:

September 30, 2005
Accrual at beginning of period	$196,890
Additions charged to warranty expense	63,000
Claims paid and expiring warranties	(46,147)
Accrual at end of period	$213,743

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

Net Loss Per Share
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share.” In accordance with SFAS No. 128, basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 8,371,824 and 6,587,193 as of September 30, 2005 and 2004, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

Exchanges of Nonmonetary Assets
Exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets,” are measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the previous narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Although SFAS No. 153 is generally effective for financial statements for fiscal years beginning after June 15, 2005, the Company elected to adopt this Statement for the current fiscal year. For the nine months ended September 30, 2005, the Company has recognized $88,667 recorded as Other Income in accordance with this Statement.

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

Had stock compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro-forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:
As reported	($1,349,900)	($1,155,809)	($3,138,663)	($3,726,052)
Less: stock-based employee compensation expense included in reported net loss	17,787	1,638	62,019	4,879
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	(483,008)	(437,000)	(1,264,476)	(1,309,524)
Pro-forma	($1,815,121)	($1,591,171)	($4,341,120)	($5,030,697)
Net loss per share:
As reported	($0.03)	($0.03)	($0.07)	($0.10)
Pro-forma	($0.04)	($0.04)	($0.09)	($0.13)

The above pro-forma amounts may not be indicative of future pro-forma amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted in the three-month and nine-month periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.99%	3.695%	4.04%	3.164%
Volatility	94.689%	100%	97.89%	100%
Expected dividend yield	0%	0%	0%	0%
Expected option life	5 years	5 years	5 years	5 years

Supplemental Cash Flow Information
In connection with the purchase of ProCyte in March 2005, the Company issued 10,540,579 shares of common stock and assumed options of 1,354,973 shares of common stock (see Note 2).

During the nine months ended September 30, 2005, the Company financed insurance policies through notes payable for $978,252, financed leasehold improvements through a note payable for $195,000, financed certain credit facility costs for $70,977 and issued warrants to a leasing credit facility which are valued at $42,469, and which offset the carrying value of debt. During the nine months ended September 30, 2005, the Company issued 218,895 shares of common stock to Stern Laser srl (“Stern”) upon attainment of certain milestones under a Master Purchase Agreement, which is included in patents and licensed technologies.

During the nine months ended September 30, 2004, the Company financed insurance policies through note payables for $530,977, financed vehicle purchases of $140,064 under capital leases, financed certain credit facility costs for $202,027 and issued warrants to a leasing credit facility which are valued at $75,521, and which offset the carrying value of debt. During the nine months ended September 30, 2004, the Company issued 113,877 shares of common stock to Stern upon attainment of certain milestones under a Master Purchase Agreement, which is included in patents and licensed technologies.

For the nine months ended September 30, 2005 and 2004, the Company paid interest of $259,734 and $98,972, respectively. Income taxes paid in the nine months ended September 30, 2005 and 2004 were immaterial.

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

Note 2
Acquisitions:

ProCyte Transaction
On March 18, 2005, the Company completed the acquisition of ProCyte Corporation, which was organized in 1986. ProCyte develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies. ProCyte’s focus since 1996 has been to provide unique products primarily based upon patented technologies for selected applications in the dermatology, plastic and cosmetic surgery and spa markets. The Company has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through targeted technology licensing and supply agreements.

ProCyte’s products address the growing demand for skin health and hair care products, including products designed to enhance appearance and to address the effects of aging on the skin and hair. ProCyte’s products are formulated, branded for and targeted at specific markets. ProCyte’s initial products addressed the dermatology, plastic and cosmetic surgery markets for use after various procedures. Anti-aging skin care products were later added to expand into a comprehensive approach for incorporation into a patient’s skin care regimen.

The aggregate purchase price of $27,543,784 consisted of the issuance of 10,540,579 shares of common stock valued at $2.29 per share, the assumption of 1,354,973 common stock options valued at $2,033,132 net of deferred compensation of $132,081, and $1,372,726 of transaction costs. The merger consideration resulted in the equivalent of a fixed ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. As the exchange ratio was fixed, the fair value of PhotoMedex common stock for accounting purposes was based upon a five-day average stock price of $2.29 per share. The five-day average included the closing prices on the date of the announcement of the planned merger and the two days prior and afterwards.

Based on the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

The purchase price exceeded the fair value of the net assets acquired by $13,430,961, which was recorded as goodwill.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. Following are the Company’s unaudited pro-forma results for the three and nine months ended September 30, 2005 and 2004, assuming the acquisition had occurred on January 1, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenues	$7,623,838	$7,692,498	$23,631,905	$22,945,300
Net loss	(1,349,900)	(1,166,644)	(3,240,715)	(3,905,527)
Basic and diluted loss per share	(0.03)	(0.02)	(0.06)	(0.08)
Shares used in calculating basic and diluted loss per share	51,198,095	49,500,829	50,906,830	48,969,211

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2004, nor to be indicative of future results of operations.

Stern Laser Transaction
On September 7, 2004, the Company closed the transactions set forth in a Master Asset Purchase Agreement (the “Master Agreement”) with Stern Laser srl (“Stern”). As of September 30, 2005, the Company has issued to Stern 362,272 shares of its restricted common stock in connection with the execution of the Master Agreement. The Company also agreed to pay Stern up to an additional $650,000 based on the achievement of certain remaining milestones relating to the development and commercialization of certain licensed technology and the licensed products, which may be developed under such arrangement and may have certain other obligations to Stern under these arrangements. The Company retains the right to pay all of these conditional sums in cash or in shares of its common stock, in its discretion. To secure the latter alternative, the Company has reserved for issuance, and placed into escrow, 337,728 shares of its unregistered stock. The per-share price of any future issued shares will be based on the average closing price of the Company’s common stock during the 10 trading days ending on the date of achievement of a particular milestone under the terms of the Master Agreement. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000.

The Company assigned $809,515 as the fair value of the license it acquired from Stern. Amortization of this intangible is on a straight-line basis over 10 years, which began in January 2005. As Stern completes further milestones under the Master Agreement, the Company expects to continue to increase the carrying value of the license.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	September 30, 2005	December 31, 2004
Raw materials and work in progress	$4,757,029	$2,968,728
Finished goods	3,061,765	1,616,903
Total inventories	$7,818,794	$4,585,631

Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $61,213 and $84,000 as of September 30, 2005 and December 31, 2004, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the SAB 104 Criteria have been met.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	September 30, 2005	December 31, 2004
Lasers in service	$11,874,388	$9,333,591
Computer hardware and software	334,490	256,340
Furniture and fixtures	331,151	239,520
Machinery and equipment	684,815	522,643
Autos and trucks	382,690	400,570
Leasehold improvements	209,536	110,441
	13,817,070	10,863,105
Accumulated depreciation and amortization	(7,139,175)	(5,866,417)
Property and equipment, net	$6,677,895	$4,996,688

Depreciation expense was $1,556,847 and $1,187,871 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005 and December 31, 2004, net property and equipment included $576,596 and $710,957, respectively, of assets recorded under capitalized lease arrangements, of which $363,047 and $565,246 was included in long-term debt at September 30, 2005 and December 31, 2004, respectively (see Note 9).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	September 30, 2005	December 31, 2004
Patents, owned and licensed, at gross costs of $464,659 and $403,023, net of accumulated amortization of $185,293 and $155,522, respectively	$279,366	$247,501
Other licensed or developed technologies, at gross costs of $1,846,515 and $1,177,568, net of accumulated amortization of $652,758and $495,635, respectively	1,193,757	681,933
	$1,473,123	$929,434

Related amortization expense was $186,893 and $126,564 for the nine months ended September 30, 2005 and 2004, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

September 30, 2005
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $258,000.	$2,142,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $182,748.	1,517,252
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $59,127.	1,040,873
$4,700,125

Related amortization expense was $499,875 for the nine months ended September 30, 2005. Under the Neutrogena Agreement, the Company has licensed to Neutrogena rights to its copper peptide technology and for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	September 30, 2005	December 31, 2004
Accrued warranty	$213,743	$196,890
Accrued liability from matured notes	-	245,849
Accrued professional and consulting fees	505,949	412,019
Accrued sales taxes	166,954	61,142
Other accrued expenses	51,357	8,154
Total other accrued liabilities	$938,003	$924,054

During 2002, SLT assumed direct control of $223,000 of funds previously set aside for the payment of SLT’s subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds previously set aside to pay related accrued interest. As of December 31, 2004, the matured principal and related interest was $245,849. As of July 31, 2005, the outstanding notes, and the related funds, were no longer redeemable.

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	September 30, 2005	December 31, 2004
Note payable - secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	$33,309	$51,489

Note payable - unsecured creditor, interest at 5.75%, payable in monthly principal and interest installments of $44,902 through January 2005.	-	44,902

Note payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $21,935 through November 2005	43,466	-

Note payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $15,600 through November 2005	30,914	-

Note Payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2006	354,899	-

Note Payable - secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	189,257	-
	651,845	96,391
Less: current maturities	(481,117)	(69,655)
Notes payable, net of current maturities	$170,728	$26,736

Note 9
Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt:

	September 30, 2005	December 31, 2004
Borrowings on credit facility	$3,137,541	$1,680,627
Capital lease obligations (see Note 4)	363,047	565,246
	3,500,588	2,245,873
Less: current portion	(1,457,163)	(873,754)
Total long-term debt	$2,043,425	$1,372,119

The Company entered into a leasing credit facility with GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. The Company accounts for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as a form of security over the lasers. The Company depreciates the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field.

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

As of September 30, 2005, the Company had made three draws against the first tranche of the line, as follows:

	Draw 1	Draw 2	Draw 3
Date of draw	6/30/04	9/24/04	12/30/04
Amount of draw	$1,536,950	$320,000	$153,172
Stated interest rate	8.47%	7.97%	8.43%
Effective interest rate	17.79%	17.14%	17.61%
Number of warrants issued	23,903	6,656	3,102
Exercise price of warrants per share	$3.54	$2.64	$2.73
Fair value of warrants	$62,032	$13,489	$5,946

The fair value of the warrants granted under the draws is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

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

As of September 30, 2005, the Company had made 2 draws against the second tranche, as follows:

	Draw 4	Draw 5
Date of draw	6/28/05	9/26/05
Amount of draw	$1,113,326	$914,592
Stated interest rate	8.42%	8.42%
Effective interest rate	12.63%	12.94%
Number of warrants issued	14,714	13,191
Exercise price of warrants per share	$2.50	$2.29
Fair value of warrants	$23,257	$19,106

The fair value of the warrants granted under the draws is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

	Warrants granted under:
	Draw 4	Draw 5
Risk-free interest rate	3.76%	4.11%
Volatility	94.6%	93.75%
Expected dividend yield	0%	0%
Expected option life	5 years	5 years

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

As of September 30, 2005 the Company had available $2,972,082 from the second tranche of the line of credit with GE from which to draw on in the future.

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

Note 10
Warrant Exercises:

In the nine months ended September 30, 2005, the Company received $147,060 from the exercise of 73,530 warrants. The warrants were issued in connection with a private placement of securities in June 2002 and bore an exercise price of $2.00.

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

Note 11
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives revenues from procedures performed by dermatologists in the United States. The International XTRAC segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. For the three and nine months ended September 30, 2005 and 2004, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that is carried at $2,944,423 at September 30, 2005 and December 31, 2004 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,430,961 at September 30, 2005 from the ProCyte acquisition has been entirely allocated to the Skin Care (ProCyte) segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended September 30, 2005
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$1,019,184	$299,176	$1,903,336	$1,473,461	$2,928,681	$7,623,838
Costs of revenues	859,061	244,065	1,465,502	865,351	869,405	4,303,384
Gross profit	160,123	55,111	437,834	608,110	2,059,276	3,320,454
Gross profit %	15.7%	18.4%	23.0%	41.3%	70.3%	43.6%

Allocated Operating expenses:
Selling, general and administrative	703,924	46,407	308,701	157,269	1,574,059	2,790,360
Engineering and product development	—	—	—	161,987	142,948	304,935

Unallocated Operating expenses	—	—	—	—	—	1,735,819
	703,924	46,407	308,701	319,256	1,717,007	4,831,114
Income (loss) from operations	(543,801)	8,704	129,133	288,854	342,269	(1,510,660)

Other income						244,988
Interest expense, net	—	—	—	—	—	(84,228)

Net income (loss)	($543,801)	$8,704	$129,133	$288,854	$342,269	($1,349,900)

	Three Months Ended September 30, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$945,755	$155,024	$2,059,714	$1,294,903	-	$4,455,396
Costs of revenues	429,842	160,588	1,291,004	619,982	-	2,501,416
Gross profit	515,913	(5,564)	768,710	674,921	-	1,953,980
Gross profit %	54.5%	(3.6)%	37.3%	52.1%	-%	43.9%

Allocated Operating expenses:
Selling, general and administrative	407,673	32,849	337,502	162,887	-	940,911
Engineering and product development	167,377	104,781	-	156,048	-	428,206

Unallocated Operating expenses	-	-	-	-	-	1,693,483
	575,050	137,630	337,502	318,935	-	3,062,600
Income (loss) from operations	(59,137)	(143,194)	431,208	355,986	-	(1,108,620)

Interest expense, net	-	-	-	-	-	(47,189)

Net income (loss)	($59,137)	($143,194)	$431,208	$355,986	-	($1,155,809)

	Nine Months Ended September 30, 2005
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$2,542,373	$901,561	$5,977,366	$4,166,844	$7,074,196	$20,662,340
Costs of revenues	1,952,232	637,815	4,283,181	2,130,016	2,154,700	11,157,944
Gross profit	590,141	263,746	1,694,185	2,036,828	4,919,496	9,504,396
Gross profit %	23.2%	29.3%	28.3%	48.9%	69.5%	46.0%

Allocated Operating expenses:
Selling, general and administrative	1,909,846	200,034	930,000	460,665	3,735,087	7,235,632
Engineering and product development	-	-	-	509,184	310,661	819,845

Unallocated Operating expenses	-	-	-	-	-	4,708,961
	1,909,846	200,034	930,000	969,849	4,045,748	12,764,438
Income (loss) from operations	(1,319,705)	63,712	764,185	1,066,982	873,748	(3,260,042)

Other income						333,655
Interest expense, net	-	-	-	-	-	(212,276)

Net income (loss)	($1,319,705)	$63,712	$764,185	$1,066,982	$873,748	($3,138,663)

	Nine Months Ended September 30, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	SKIN CARE	TOTAL
Revenues	$2,215,619	$1,190,538	$5,633,254	$3,764,349	-	$12,803,760
Costs of revenues	1,456,969	853,348	3,551,079	1,765,455	-	7,626,851
Gross profit	758,650	337,190	2,082,175	1,998,894	-	5,176,909
Gross profit %	34.2%	28.3%	37.0%	53.1%	-%	40.4%

Allocated Operating expenses:
Selling, general and administrative	1,368,548	283,895	1,004,569	465,801	-	3,122,813
Engineering and product development	510,597	319,641	-	495,161	-	1,325,399

Unallocated Operating expenses	-	-	-	-	-	4,388,452
	1,879,145	603,536	1,004,569	960,962	-	8,836,664
Income (loss) from operations	(1,120,495)	(266,346)	1,077,606	1,037,932	-	(3,659,755)

Interest expense (income), net	-	-	-	-	-	(66,297)

Net income (loss)	($1,120,495)	$(266,346)	$1,077,606	$1,037,932	-	($3,726,052)

	September 30, 2005	December 31, 2004
Assets:
Total assets for reportable segments	$42,032,156	$18,547,510
Other unallocated assets	6,390,035	4,414,416
Consolidated total	$48,422,191	$22,961,926

For the three and nine months ended September 30, 2005 and 2004, there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	For the Three Months Ended September 30,		For the nine Months Ended September 30,
	2005	2004	2005	2004
Domestic	$6,986,126	$4,089,123	$18,669,378	$11,045,962
Foreign	637,712	366,273	1,992,962	1,757,798
	$7,623,838	$4,455,396	$20,662,340	$12,803,760

Note 12
Significant Alliances/Agreements:

On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. (“GlobalMed”). Under this Agreement, GlobalMed will act as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser, (including the Ultra™ excimer laser), and for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. The Company will engage Sanders Ergas, who is a principal of GlobalMed, and Dr. Matlock as consultants to explore further business opportunities for the Company. In connection with this engagement, each consultant will receive options to purchase up to 25,000 shares of the common stock of the Company, granted with an exercise price based on fair market value.

On July 27, 2005, the Company entered a Marketing Agreement with KDS Marketing, Inc. (“KDS”). Using money invested by each party, KDS will research market opportunities for the Company’s diode laser and related delivery systems, and KDS will then market the diode laser, primarily through a website on which physicians may access for information about the lasers and which they may use to purchase the lasers. KDS’s return on its investment will be based primarily on commissions earned on diode lasers that are sold under the program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,”  “us,”  “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,”“anticipate,”  “intend,”  “plan,”  “believe,”  “seek,”  “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2004 and that are discussed with respect to risks relevant to the acquisition and business operations of ProCyte Corporation under the section entitled “Risks Factors” in Pre-Effective Amendment No. 1 to our Registration Statement No. 333-121864 on Form S-4 filed with the Commission on January 21, 2005.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

We view our business as comprised of the following five business segments:

•	Domestic XTRAC,

•	International XTRAC,

•	Surgical Services,

•	Surgical Products, and

•	Skin Care (ProCyte).

Domestic XTRAC

The Domestic XTRAC segment is a U.S. business with revenues derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, we received approval of our 510(k) submission from the Food and Drug Administration, or FDA, establishing that our XTRAC system is substantially equivalent to currently marketed devices for the treatment of psoriasis.

As part of our commercialization strategy in the United States, we provide the XTRAC system to targeted dermatologists at no initial capital cost to them. We maintain ownership of the laser and earn revenue each time the physician treats a patient with the equipment. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC system and will increase market penetration.

During 2003, we introduced a more reliable version of the XTRAC and increased our efforts to obtain more favorable reimbursement policies from both the Centers for Medicare and Medicaid Services and from private insurance plans. To help encourage the adoption of favorable reimbursement policies, we also commissioned a clinical and economic study of the use of the XTRAC laser as a second-step therapy for psoriasis.

In 2004, our primary focus was to secure favorable reimbursement policies from private health plans for treatment of psoriasis using the XTRAC® excimer laser. As of the date of this Report, we have received approval from Regence, Wellpoint, Aetna, Anthem, Cigna, United Healthcare and Independence Blue Cross of Pennsylvania, and we are under consideration by other plans. We cannot at this time provide assurance that other plans will adopt the favorable policies that we desire, and if they do not, what further requirements may be asked of us.

In October 2004, we received FDA concurrence under a 510(k) to market the new XTRAC Ultra™, a smaller-size dermatology laser with increased functionality for inflammatory skin disorders. The increased functionality of the laser extends its utility, broadens its clinical applications and allows shorter treatment times.

In 2005, we are continuing our efforts to secure a wider base of private insurance coverage for psoriasis patients in the United States and are expanding our selling efforts for the XTRAC in combination with the increased dermatology sales force obtained in connection with the ProCyte merger.

International XTRAC

In the international market, we derive revenues from the XTRAC by selling the dermatology laser system to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC. Compared to the domestic segment, the international XTRAC business is more influenced by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we charge to international distributors for our XTRAC products.

While the number of lasers sold was greater for the three months ended September 30, 2005 compared to the same period for 2004, the average price per laser system and parts was less in the 2005 period ($59,835) than in the 2004 period ($77,512). For the nine months ended September 30, 2005, the average price per laser system and parts $56,348 compared to the prior year period $66,141 and the number of lasers sold was less in the 2005 period than in the 2004 period. In addition, of the 18 lasers recognized in the nine months ended September 30, 2004, four of those lasers had been shipped in 2003, but not recognized as sales due to the application of the SAB 104 Criteria.

Due to the significant financial investment requirements, we were reluctant previously to implement an international XTRAC fee-per-use revenue model, similar to the domestic revenue model. However, as reimbursement in the domestic market has become more widespread, we have recently started to offer version of this model overseas.

In 2005, we also are exploring new product offerings in the treatment of dermatological conditions to our international customers as a result of our recent acquisition of worldwide rights to certain proprietary light-based technology from Stern Laser.

Surgical Services

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. Although we intend to increase our investment in this business segment for 2005, we will continue to pursue a very cautious growth strategy in order to conserve our cash resources for the XTRAC business segments. We experienced revenue growth in Surgical Services in 2004 and are experiencing continued growth in 2005.

We have growing, but still limited marketing experience in expanding our surgical services business. The majority of this business is in the southeastern part of the United States. New procedures and geographical expansion, together with new customers and different business habits and networks, will likely pose different challenges compared to those that we have encountered in the past. There can be no assurance that we will be able to overcome such challenges.

Surgical Products

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both inside and outside of the United States. Although surgical product revenues increased in 2005 compared to 2004, we expect that sales of surgical laser systems and the related disposable base may begin to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working at offsetting this erosion by expanding our surgical services segment and by increasing sales from the CO2 and diode surgical lasers introduced in 2004.

In the second quarter 2004, we received from the FDA concurrence to market two new surgical lasers: the LaserPro® Diode Laser System and the LaserPro® CO2 Laser System. Each system has been designed for rugged use in our Surgical Services business and will assist us in finding end-user buyers domestically and overseas. We are also actively exploring opportunities to supply on an OEM basis or under manufacturing-marketing collaborations.

In July 2004, we entered into an agreement with AzurTec, Inc. to develop a device that rapidly and accurately detects the presence of cancerous cells in excised tissue. We intend to assist in the development of FDA-compliant prototypes for AzurTec’s product and have collected payments under the agreement aggregating $240,000 through September 30, 2005. Continuing development of this project requires additional investment by AzurTec. We will resume development once this investment has been satisfied.

Skin Care (ProCyte)

On March 18, 2005, we completed the acquisition of ProCyte Corporation. ProCyte generates revenues from the sale of skin health, hair care and wound care products; the sale of copper peptide compound in bulk; and royalties on licenses for the patented copper peptide compound. The skin care business as integrated into the operations of the company, now has 45 employees, consisting of 23 in sales, 12 in marketing, 8 in warehouse/research and development and 2 in administration.

The operating results of ProCyte for the nine months ended September 30, 2005 are included from March 19, 2005 through September 30, 2005. Under purchase accounting rules, the operating results of ProCyte for prior periods are not included in our Statement of Operations. A description of transaction and proforma operating results are disclosed as part of Note 2, Acquisitions to the financial statements.

ProCyte’s focus has been to provide unique products, primarily based upon patented technologies for selected applications in the dermatology, plastic and cosmetic surgery and spa markets. ProCyte has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through targeted technology licensing and supply agreements.

ProCyte’s products are aimed at the growing demand for skin health and hair care products, including products to enhance appearance and address the effects of aging on skin and hair. ProCyte’s products are formulated, branded and targeted at specific markets. ProCyte’s initial products addressed the dermatology, plastic and cosmetic surgery markets for use after various procedures. Anti-aging skin care products were added to offer a comprehensive approach for a patient’s skin care regimen.

Our goals for this acquisition are summarized below:

•	ProCyte's presence in the skin health and hair care products market will present a growth opportunity for PhotoMedex to market its existing products;

•	the addition of ProCyte's sales and marketing personnel will enhance our ability to market the XTRAC excimer laser;

•	the addition of ProCyte's operations and existing cash balances will improve PhotoMedex's operating results and strengthen its balance sheet;

•	the combination of the senior management of ProCyte and PhotoMedex will allow complementary skills to strengthen the overall management team; and

•	the combined company may reap short-term cost savings and have the opportunity for additional longer-term cost efficiencies.

Since the acquisition date, we have made progress toward the achievement of these goals. In addition, we had targeted reasonable growth in revenues from ProCyte’s skin care products, but have yet to realize this expected growth while we are in the process of integrating the sales personnel from the Skin Care and the Domestic XTRAC segments.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles, deferred taxes and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee.

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

We have continued this approach or method for estimating the amount of unused treatments at September 30, 2005. Due to this updated approach in estimates, XTRAC domestic revenues were increased by $159,000 and $97,000 for the three and nine months ended September 30, 2005, respectively, as compared to the prior method of estimation.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three and nine months ended September 30, 2005, we deferred an additional $25,375 and $58,090, respectively, under this program as all the criteria for revenue recognition were not met. At September 30, 2005, we had net deferred revenues of $153,136 under this program.

Under this program, we may reimburse qualifying doctors for the cost of our fee but only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•	The physician practice must be in an identified location where there is still an insufficiency of insurance companies reimbursing the procedure;

•	The program only covers medically necessary treatments of psoriasis as determined by the treating physician;

•	The patient must have medical insurance and a claim for the treatment must be timely filed with the patient’s insurance company;

•
Upon denial by the insurance company (generally within 30 days of filing the claim), a standard insurance form called an EOB (“Explanation of Benefits”) must be submitted to our in-house appeals group, who will then prosecute the appeal. The appeal process can take 6-9 months;

•
After all appeals have been exhausted by us and the claim remains unpaid, the physician is entitled to receive credit for the treatment he or she purchased from us (our fee only) on behalf of the patient; and

•
Physicians are still obligated to make timely payments for treatments purchased, irrespective of whether reimbursement is paid or denied. Future sale of treatments to the physician can be denied if timely payments are not made, even if a patient’s appeal is still in process.

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

As of December 31, 2004, we updated our analysis to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate, and we recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB No. 20. These pronouncements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.  Due to this updated approach in estimates, XTRAC domestic revenues were increased by $33,000 and $89,000 for the three and nine months ended September 30, 2005 as compared to the prior method of estimation.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $192,000 and $186,000 for the three and nine months ended September 30, 2005, respectively.

Surgical Products and Service Operations

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

Skin Care Operations

Through the acquisition of ProCyte, we generate revenues primarily through product sales for skin health, hair care and wound care; sales of the copper peptide compound, primarily to Neutrogena; and royalties generated by our licenses, principally to Neutrogena.

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

Property and Equipment. As of September 30, 2005 and December 31, 2004, we had net property and equipment of $6,677,895 and $4,996,688, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on increasing revenues from the physicians’ use of the lasers. XTRAC lasers-in-service are depreciated on a straight-line basis over the estimated useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new and five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence.

Intangibles. As of September 30, 2005 and December 31, 2004, we had $22,548,633 and $3,873,857, respectively, of goodwill and other intangibles, accounting for 47% and 17% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecasting process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

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

Deferred Income Taxes. We have a deferred tax asset that is fully reserved by a valuation allowance. We have not recognized the deferred tax asset, given our historical losses and the lack of certainty of future taxable income. However, if and when we become profitable and can reasonably foresee continuing profitability, then under SFAS No. 109 we may recognize some of the deferred tax asset. The recognized portion may go in some measure to a reduction of acquired goodwill and in some measure to benefit the statements of operations.

Warranty Accruals. We establish a liability for warranty repairs based on estimated future claims for XTRAC systems and based on historical analysis of the cost of the repairs for surgical laser systems. However, future returns on defective laser systems and related warranty liability could differ significantly from estimates, and historical patterns, which could adversely affect our operating results.

Results of Operations

Revenues
The following table illustrates revenues from our five business segments for the periods listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
XTRAC Domestic Services	$1,019,184	$945,755	$2,542,373	$2,215,619
XTRAC International Products	299,176	155,024	901,561	1,190,538
Total XTRAC Revenues	1,318,360	1,100,779	3,443,934	3,406,157

Surgical Services	1,903,336	2,059,714	5,977,366	5,633,254
Surgical Products	1,473,461	1,294,903	4,166,844	3,764,349
Total Surgical Revenues	3,376,797	3,354,617	10,144,210	9,397,603

Skin Care (ProCyte) Revenues	2,928,681	-	7,074,196	-

Total Revenues	$7,623,838	$4,455,396	$20,662,340	$12,803,760

Domestic XTRAC Segment

Recognized revenue for the three months ended September 30, 2005 and 2004 for domestic XTRAC procedures was $1,019,184 and $945,755, respectively, reflecting billed procedures of 13,876 and 12,672, respectively. In addition, 1,814 and 1,169 procedures, respectively, were performed in the three months ended September 30, 2005 and 2004, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized revenue for the nine months ended September 30, 2005 and 2004 for domestic XTRAC procedures was $2,542,373 and $2,215,619, respectively, reflecting billed procedures of 38,991 and 34,197, respectively. In addition, 4,620 and 3,069 procedures, respectively, were performed in the nine months ended September 30, 2005 and 2004, respectively, without billing from us in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the periods ended September 30, 2005 compared to the comparable periods in 2004 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of the CPT codes with comparable rates by private healthcare insurers and on instilling confidence in our physician partners that the XTRAC procedures will benefit their patients and be generally reimbursed to their practices.

In the first quarter of 2003, we implemented a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments, to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended September 30, 2005, we deferred net revenues of $25,375 under this program compared to $96,323 of net recognized revenue for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we deferred net revenues of $58,090 under this program compared to $153,438 for the nine months ended September 30, 2004. The change in deferred revenue under this program is presented in the table below.

In the three and nine months ending September 30, 2005, recognized revenues for the domestic XTRAC segment increased by approximately $33,000 and $89,000, respectively, due to a change in accounting estimate for potential credits or refunds under the reimbursement program. In addition, in the three and nine months ending September 30, 2005, recognized revenues for the domestic XTRAC segment increased by approximately $159,000 and by approximately $97,000, respectively, due to a change in the accounting estimate for unused physician treatments that existed at September 30, 2005. The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $192,000 and $186,000 for the three and nine months ended September 30, 2005, respectively.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Recognized revenue	$1,019,184	$945,755	$2,542,373	$2,215,619
Change in deferred program revenue	25,375	(96,323)	58,090	153,438
Change in deferred unused treatments	(128,091)	(9,513)	(32,291)	(32,863)
Net billed revenue	$916,468	$839,919	$2,568,172	$2,336,194
Procedure volume total	15,690	13,841	43,611	37,266
Less: Non-billed procedures	1,814	1,169	4,620	3,069
Net billed procedures	13,876	12,672	38,991	34,197
Avg. price of treatments billed	$66.05	$66.28	$65.87	$68.32
Change in procedures with deferred/(recognized) program revenue, net	384	(1,453)	882	2,246
Change in procedures with recognized unused treatments, net	(1,939)	(144)	(490)	(481)

The average price for a treatment varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not been generally practical to use our therapy to treat severe psoriasis patients, but, this may change as our new product, the XTRAC Ultra, has shorter treatment times.

International XTRAC Segment

International XTRAC sales of our excimer laser system and related parts were $299,176 for the three months ended September 30, 2005 compared to $155,024 for the three months ended September 30, 2004. We sold five and two laser systems in the three months ended September 30, 2005 and 2004, respectively. International XTRAC sales of our excimer laser system and related parts were $901,561 for the nine months ended September 30, 2005 compared to $1,190,538 for the nine months ended September 30, 2004. We sold 16 laser systems in the nine months ended September 30, 2005 compared to 18 laser systems in the nine months ended September 30, 2004. Compared to the domestic business, the international XTRAC operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps, which over time, has served to reduce the prices we charge to international distributors. In addition, of the 18 lasers recognized in the nine months ended September 30, 2004, four of those lasers had been shipped in 2003, but not recognized as sales due to the application of the SAB 104 Criteria.

The following table illustrates the key changes in the International XTRAC segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$299,176	$155,024	$901,561	$1,190,538
Laser systems sold	5	2	16	18
Average revenue per laser	$59,835	$77,512	$56,348	$66,141

Surgical Services Segment

In the three months ended September 30, 2005 and 2004, surgical services revenues were $1,903,336 and $2,059,714, respectively, representing a 7.6% decrease from the comparable period in 2004. This decrease was primarily due to the three territories that we closed during 2005 and business interruption in New Orleans and Alabama from the hurricanes. In the nine months ended September 30, 2005 and 2004, surgical services revenues were $5,977,366 and $5,633,254, respectively representing a 6.1% increase from the comparable period in 2004. This increase was primarily due to growth in urological procedures performed with laser systems purchased from a third-party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,903,336	$2,059,714	$5,977,366	$5,633,254
Percent (decrease)/increase	(7.6%)		6.1%
Cost of revenues	1,465,502	1,291,004	4,283,180	3,551,079
Gross profit	$437,834	$768,710	$1,694,186	$2,082,175
Percent of revenue	23.0%	37.3%	28.3%	37.0%

Surgical Products Segment

Surgical Products revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the three months ended September 30, 2005, surgical products revenues were $1,473,461 compared to $1,294,903 in the three months ended September 30, 2004. The increase was almost entirely due to $259,000 in additional laser system revenues reflecting the increase in the number of systems sold (15 vs. 4), partially offset by a decline in the average price per laser sold.

For the nine months ended September 30, 2005, surgical products revenues were $4,166,846 compared to $3,764,349 in the nine months ended September 30, 2004. The increase was almost entirely due to $426,000 in additional laser system revenues reflecting the increase in the number of systems sold (32 vs. 13), partially offset by a decline in the average price per laser sold.

The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the three and nine months ended September 30, 2005 were sales of nine and nineteen diode lasers, respectively, which have lower sales prices than the other types of lasers. There was only one sale of these lasers for the nine months ended September 30, 2004, since they were introduced in June 2004.

Disposables and fiber sales were relatively level between the comparable three-month and nine-month periods ended September 30, 2005 and 2004. We have expected that the disposables base may continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. With the introduction of our CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset the decline in laser and disposables revenues.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,473,461	$1,294,903	$4,166,846	$3,764,349
Percent increase	13.8%		10.7%
Laser systems sold	15	4	32	13
Laser system revenues	$452,750	$194,000	$1,102,445	$654,302
Average revenue per laser	$30,183	$48,500	$34,451	$50,331

Skin Care (ProCyte) Segment

For the three and nine months ended September 30, 2005, ProCyte revenues were $2,928,681 and $7,074,196. Since ProCyte was acquired on March 18, 2005, there are no corresponding revenues for the three and nine months ended September 30, 2004. ProCyte revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product sales	$2,704,340	$-	$6,164,280	$-
Bulk compound sales	84,000	-	587,550	-
Royalties	140,341		322,366
Total ProCyte revenues	$2,928,681	$-	$7,074,196	$-

Cost of Revenues

Product cost of revenues for the three months ended September 30, 2005 were $1,956,022 compared to $747,689 for the three months ended September 30, 2004. The $1,208,333 increase reflected the inclusion of $869,405 of costs for the ProCyte business acquired in 2005, and an increase of $255,452 for surgical products, due to increased laser system sales, and $83,476 associated with the increase in sales of XTRAC laser equipment sold outside the United States.

Product cost of revenues for the nine months ended September 30, 2005 was $4,856,857 compared to $2,512,794 for the nine months ended September 30, 2004. The $2,344,063 increase reflected the inclusion of $2,154,699 of costs for the ProCyte business acquired in 2005, and an increase of $404,898 for surgical products due to increased laser system sales. These increases were, partly offset by a $215,534 decrease related to the decline in sales of XTRAC laser equipment sold outside the United States.

Services cost of revenues was $2,347,361 in the three months ended September 30, 2005 compared to $1,753,727 in the comparable period in 2004. Contributing to the $593,634 increase was a $164,415 increase in the surgical services business associated with the increase in urological procedures performed with laser systems purchased from a third-party manufacturer, which carry a higher cost of sale due to the disposable fiber purchased from the third-party manufacturer than a fiber which we manufacture. In addition, cost of revenues in the Domestic XTRAC business segment increased $429,219 due to manufacturing inefficiencies, an increase in excess and obsolete inventory reserve and increased depreciation on the lasers compared to the same period in 2004. The XTRAC manufacturing facility located in Carlsbad, California relocated to a nearby facility in July 2005 and contributed to the inefficiencies experienced in the three months ended September 30, 2005.

Services cost of revenues was $6,301,085 in the nine months ended September 30, 2005 compared to $5,114,057 in the comparable period in 2004. Contributing to the $1,187,028 increase was a $691,764 increase in the surgical services business associated with the increase in urological procedures performed with laser systems purchased from a third-party manufacturer, which carry a higher cost of sale due to the disposable fiber purchased from the third-party manufacturer than a fiber which we manufacture. In addition, cost of revenues in the Domestic XTRAC business segment increased $495,264 due to manufacturing inefficiencies, an increase in excess and obsolete inventory reserve and increased depreciation on the lasers compared to the same period in 2004.

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

Gross Margin Analysis

Gross margin increased to $3,320,454 during the three months ended September 30, 2005 from $1,953,980 during the same period in 2004, primarily reflecting the impact of the ProCyte acquisition on March 18, 2005. As a percent of revenues, the gross margin remained relatively unchanged for the three months ended September 30, 2005, 43.6% compared to 43.9% for the same period in 2004.

Gross margin increased to $9,504,396 during the nine months ended September 30, 2005 from $5,176,909 during the same period in 2004, primarily reflecting the impact of the ProCyte acquisition on March 18, 2005. As a percent of revenues, the gross margin increased for the nine months ended September 30, 2005 to 46.0% from 40.4% for the same period in 2004.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$7,623,838	$4,455,396	$20,662,340	$12,803,760
Percent increase	71.1%		61.7%
Cost of revenues	4,303,384	2,501,416	11,157,944	7,626,851
Percent increase	72.0%		46.3%
Gross profit	$3,320,454	$1,953,980	$9,504,396	$5,176,909
Percent of revenue	43.6%	43.9%	46.0%	40.4%

The primary reasons for changes in gross margin for the three and nine months ended September 30, 2005, compared to the same periods in 2004 were as follows:

•	We acquired ProCyte on March 18, 2005, so only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2004.

•
We increased treatment procedures and lowered field service costs for the XTRAC laser. The increase in procedure volume was a direct result of improving insurance reimbursement. The lower field service costs were a direct result of the planned quality upgrades in 2003 and 2004 for all lasers-in-service.

•	We increased sales on surgical laser systems due to the introduction of the diode laser.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods presented below:

XTRAC Domestic Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,019,184	$945,755	$2,542,373	$2,215,619
Percent increase	7.8%		14.7%
Cost of revenues	859,061	429,842	1,952,233	1,456,969
Percent increase	99.9%		34.0%
Gross profit	$160,123	$515,913	$590,140	$758,650
Percent of revenue	15.7%	54.6%	23.2%	34.2%

The gross margin decreased for this segment for the three and nine months ended September 30, 2005 from the comparable periods in 2004 by $355,790 and $168,510. The key factors were as follows:

•
A key driver in increased revenue in this segment is insurance reimbursement. In 2004, we focused on encouraging private health insurance plans to adopt the XTRAC laser therapy as an approved medical procedure for the treatment of psoriasis. Since January 2004, several major health insurance plans instituted medical policies to pay claims for the XTRAC therapy, including Regence, Wellpoint, Aetna, Anthem, Cigna, United Healthcare and Independence Blue Cross of Pennsylvania.

•
Procedure volume increased 9.5% from 12,672 to 13,876 billed procedures in the three months ended September 30, 2005 compared to the same period in 2004. Procedure volume increased 14% from 34,197 to 38,991 billed procedures in the nine months ended September 30, 2005 compared to the same period in 2004.

•	Price per procedure was not a meaningful component of the revenue change between the periods.

•
The cost of revenues increased by $429,219 and $495,264 for the three and nine months ended September 30, 2005. This increase is due to under-absorption of overhead due to the shut down of the plant for relocation during the quarter, an increase in depreciation on the lasers in service and an increase in the excess and obsolete inventory reserve, due to the introduction of the Ultra, the new smaller and faster excimer laser. The planned increases in production volume in subsequent periods should lead to more favorable absorption of overhead. The depreciation costs will continue to increase in subsequent periods as the business grows.

The following table analyzes our gross margin for our International XTRAC segment for the periods presented below:

XTRAC International Segment	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005		2004
Revenues	$299,176	$155,024		$901,561		$1,190,538
Percent increase/(decrease)	93.0%			(24.3%	)
Cost of revenues	244,064	160,588		637,815		853,348
Percent increase/(decrease)	52.0%			(25.3%	)
Gross profit/(loss)	$55,112	($5,564)		$263,746		$337,190
Percent of revenue	18.4%	(3.6%	)	29.3%		28.3%

The gross profit for the three and nine months ended September 30, 2005 increased by $60,676 and decreased by $73,444, respectively, from the comparable periods in 2004. The key factors in this business segment were as follows:

•
We sold five XTRAC laser systems during the three months ended September 30, 2005 and two lasers in the comparable period in 2004. We sold 16 XTRAC laser systems during the nine months ended September 30, 2005 and 18 lasers in the comparable period in 2004. In addition, four lasers for a total of $310,000, which had been shipped in 2003, were not recognized as sales until the first quarter of 2004 due to the application of the SAB 104 Criteria.

•
The International XTRAC operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products. After adjusting the revenue for parts sales of approximately $50,000, the average price for lasers sold during this period was approximately $49,800 in the three months ended September 30, 2005, down from $58,900 in the comparable period in 2004. After adjusting the revenue for the nine months ended September 30, 2005 for parts sales of approximately $145,000, the average price for lasers sold during this period was approximately $47,250 compared to $59,800 in the same period in 2004.

The following table analyzes our gross margin for our Surgical Services segment for the periods presented below:

Surgical Services Segment	Three Months Ended September 30,			Nine Months Ended September 30,
	2005		2004	2005	2004
Revenues	$1,903,336		$2,059,714	$5,977,366	$5,633,254
Percent (decrease)/increase	(7.6%	)		6.1%
Cost of revenues	1,465,502		1,291,004	4,283,180	3,551,079
Percent increase	13.5%			20.6%
Gross profit	$437,834		$768,710	$1,694,186	$2,082,175
Percent of revenue	23.0%		37.3%	28.3%	37.0%

Gross margin in the Surgical Services segment for the three and nine months ended September 30, 2005 decreased by $330,876 and $387,989, respectively, from the comparable periods in 2004. The key factors impacting gross margin for the Surgical Services business were as follows:

•
A significant part of the revenue was in urological procedures performed with laser systems we purchased from a third party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system. This procedure has a lower gross margin as a percent of revenues than other types of procedures. As the volume of these procedures increases, the overall gross margin percentage decreases. In 2005, there was a 25% price increase on the third party’s proprietary fiber delivery system, which also contributed to the decrease in gross margin in 2005. Revenues for this procedure were $550,603 and $1,882,898 for the three and nine months ended September 30, 2005 compared to $524,950 and $1,067,820 for the same periods in 2004.

•
We have closed three geographic areas of business due to unacceptable operating profit. Although closing these territories will save costs and improve profitability over time, the costs saved for the three and nine months ended September 30, 2005 have not kept pace with the revenues lost by closing these territories during the three and nine months ended September 30, 2005.

•	We have suffered business interruption due to hurricanes in the New Orleans and Alabama territories.

The following table analyzes our gross margin for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$1,473,461	$1,294,903	$4,166,846	$3,764,349
Percent increase	13.8%		10.7%
Cost of revenues	865,351	619,982	2,130,017	1,765,454
Percent increase	39.6%		20.6%
Gross profit	$608,110	$674,921	$2,036,829	$1,998,895
Percent of revenue	41.3%	52.1%	48.9%	53.1%

Gross margin for the Surgical Products segment in the three and nine months ended September 30, 2005 compared to the same periods in 2004 decreased by $66,811 and increased by $37,934, respectively. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended September 30, 2005 increased by $178,558 from the three months ended September 30, 2004 while cost of revenues increased by $245,368 between the same periods. There were 11 more laser system sold in the three months ended September 30, 2005 than in the comparable period of 2004. Revenues for the nine months ended September 30, 2005 increased by $402,497 from the nine months ended September 30, 2004 while cost of revenues increased by $364,563 between the same periods. There were 19 more laser system sales in the nine months ended September 30, 2005 than in the comparable period of 2004. However, the lasers sold in the 2004 period were at higher prices than in the comparable period in 2005. This revenue increase was partly offset by a decrease in sales disposables between the periods.

•
Disposables, which have a higher gross margin as a percent of revenues than lasers, represented a lower percentage of revenue in the three and nine months September 30, 2005 compared to the same periods in 2004.

The following table analyzes our gross margin for our SkinCare (ProCyte) segment for the periods presented below:
Skin Care (ProCyte) Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Product revenues	$2,704,340	$-	$6,164,280	$-
Bulk compound revenues	84,000	-	587,550	-
Royalties	140,341	-	322,366	-
Total revenues	2,928,681	-	7,074,196	-

Product cost of revenues	817,272	-	1,744,225	-
Bulk compound cost of revenues	52,133	-	410,475	-
Total cost of revenues	869,405	-	2,154,700	-
Gross profit	$2,059,276	$-	$4,919,496	$-
Percent of revenue	70.3%		69.5%

The key factors in this business segment were as follows:

•
Copper Peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no significant costs associated with this revenue stream

•	Product revenues come primarily from U.S. dermatologists.

•	Lesser product revenues come from sales directed to consumers at spas and from marketing directly to the consumer (e.g. infomercials).

Selling, General and Administrative Expenses

For the three months ended September 30, 2005, selling, general and administrative expenses increased $1,891,784 to $4,526,178 from the three months ended September 30, 2004. Selling, general and administrative expenses related to the ProCyte business accounted for $1,574,058 of the increase with the remaining increase related to $224,000 in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the domestic XTRAC segment; an increase in legal and accounting expenses of $231,000; and an increase in corporate insurance of $83,000. Offsetting some of the increases for the three months ended September 30, 2005, was a reduction of bad debt expense of $200,000 compared to the prior year period.

For the nine months ended September 30, 2005, selling, general and administrative expenses increased $4,433,328 to $11,944,593 from the nine months ended September 30, 2004. Selling, general and administrative expenses related to the ProCyte business accounted for $3,735,087 of the increase with the remaining increase related to a $330,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the domestic XTRAC segment, and increases in legal and accounting expenses of $358,000 and in corporate insurance of $163,000. Offsetting some of the increases for the nine months ended September 30, 2005, was a reduction in bonus expense of $199,000 in the current year compared to the prior year period.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2005 decreased to $304,935 from $428,206 for the three months ended September 30, 2004. Engineering and product development expenses for the nine months ended September 30, 2005 decreased to $819,845 from $1,325,399 for the nine months ended September 30, 2004. The decreases are mainly in the XTRAC segments due to product development expenses in 2004 for the Ultra, the new smaller and faster excimer laser, which were offset, in part, by the engineering and product development expenses related to the ProCyte business of $142,948 and $310,661, respectively.

Other Income

Other income for the three months ended September 30, 2005 was $244,988, reflecting the expiration of the SLT subordinated notes. There was no other income in the comparable periods in 2004.

Other income for the nine months ended September 30, 2005 was $333,655 reflecting a non-monetary exchange of assets during June 2005 of two depreciable engineering development prototypes in exchange for four product units to be held for sale and the expiration of the SLT subordinated notes. There was no other income in the comparable periods in 2004.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2005 increased to $84,228, as compared to $47,189 for the three months ended September 30, 2004. Net interest expense for the nine months ended September 30, 2005 increased to $212,276, as compared to $66,297 for the nine months ended September 30, 2004. The increase in net interest expense was the result of the draws on the lease line of credit during the second, third and fourth quarters of 2004 and the second quarter of 2005.

Net Loss

The aforementioned factors resulted in a net loss of $1,349,900 during the three months ended September 30, 2005, as compared to a net loss of $1,155,809 during the three months ended September 30, 2004, an increase of 16.8%. This increase was primarily the result of the increase in cost of sales and resulting decrease in gross margin. The aforementioned factors resulted in a net loss of $3,138,663 during the nine months ended September 30, 2005, as compared to a net loss of $3,726,052 during the nine months ended September 30, 2004, a decrease of 15.8%. This decrease was primarily the result of the increase in revenues and resulting gross margin, mainly related to the acquisition of ProCyte.

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

On March 18, 2005, we acquired ProCyte. The skincare products and royalties provided by ProCyte increased revenues for the three and nine months ended September 30, 2005 and we expect revenues of the combined companies to increase throughout 2005 as compared to 2004. We expect to realize cost savings from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, once the consolidated infrastructure is in place, we expect our revenues to grow without proportionately increasing the rate of growth in our fixed costs.

At September 30, 2005, the ratio of current assets to current liabilities was 2.57 to 1.00 compared to 1.88 to 1.00 at December 31, 2004. As of September 30, 2005, we had $11,538,647 of working capital compared to $6,119,248 as of December 31, 2004. Cash and cash equivalents were $5,383,952 as September 30, 2005, as compared to $3,997,017 as of December 31, 2004. These increases were mainly due to the acquisition of ProCyte. $206,802 of cash was classified as restricted as of September 30, 2005 compared to $112,200 at December 31, 2004.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements beyond the third quarter of 2006. The 2005 operating plan reflects costs savings from the integration of ProCyte and PhotoMedex as well as increases in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States and. In addition, the 2005 operating plan calls for increased revenues and profits from our newly acquired business, ProCyte, and the continued growth of its skin care products. We cannot give assurances that our business plan will not encounter obstacles which may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Also, if our growth exceeds the business plan projections, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us.

On June 25, 2004, we entered into a leasing credit facility from GE Capital Corporation (“GE”). The credit facility has a commitment term of three years, expiring on June 25, 2007. We account for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with us. GE retains title as a form of security over the lasers. We continue to depreciate the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a repayment period of three years and is secured by specific lasers, which we have sold to GE and leased back for deployment in the field. A summary of the activity under the GE leasing credit facility is presented in Note 9, “Long-term Debt.”

Net cash used in operating activities was $2,616,625 for nine months ended September 30, 2005, compared to $2,677,305 for the same period in 2004. The decrease was mostly due to the payment of various previously recorded costs associated with the acquisition and increases in accounts receivables.

Net cash provided by investing activities was $2,942,393 for the nine months ended September 30, 2005 compared to cash used of $1,708,090 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we received cash of $5,578,416, net of acquisition costs, in the ProCyte acquisition and used $2,548,535 for production of our lasers in service compared to $1,021,766 for the same period in 2004.

Net cash provided by financing activities was $966,565 for the nine months ended September 30, 2005 compared to $2,963,908 for the nine months ended September 30, 2004. In the nine months ended September 30, 2005 we made payments of $819,998 on certain notes payable and capital lease obligations and $169,524 in registration costs. These payments were offset, in part, by the advances under the lease line of credit, net of payments, of $1,347,945 and by receipts of $702,744 from the exercise of common stock options and warrants. In the nine months ended September 30, 2004, we received $3,185,305 from the exercise of common stock options and warrants and a net increase of $654,427 from the lapse of the bank line of credit and the initiation of the leasing line of credit from GE. These cash receipts were offset by $776,961 for the payment of certain notes payable and capital lease obligations.

Our ability to expand our business operations is currently dependent in significant part on financing from external sources. There can be no assurance that changes in our manufacturing and marketing, engineering and product development plans or other changes affecting our operating expenses and business strategy will not require financing from external sources before we will be able to develop profitable operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may differ materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

Commitments and Contingencies

In April 2005, we entered into a long-term lease for approximately 8,000 square feet in Carlsbad, California. We moved our excimer manufacturing facility into this space in July 2005, after tenant improvements had been completed. For $195,000 of the improvements, we have agreed to pay $2,880 monthly over a self-amortizing five-year term. We have posted a stand-by letter of credit to secure this obligation. Monthly rent and operating expenses for our new space amounts to $8,880 compared to $11,900 for our former space.

During the three and nine months ended September 30, 2005, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2004 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Controls

There has been no significant change in our internal controls over financial reporting that occurred during the third quarter 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the addition of ProCyte’s internal control structures. Management processed ProCyte transactions through existing ProCyte internal control structures through the second quarter of this year, and has begun to process such transactions through existing PhotoMedex internal control structures in the third quarter of this year. Management will evaluate in 2005 the other ProCyte internal control structures and determine what structures should be adopted, conformed or eliminated.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2004 for descriptions of our legal proceedings.

In the action brought by the Company against Edwards Lifesciences Corporation and Baxter Healthcare Corporation in the Superior Court for Orange County, California, the defendants have answered our amended complaint Each of the defendant and the plaintiff is engaged in discovery activity in preparation for trial, notwithstanding that each of the defendant and the plaintiff has brought a motion for summary judgment.

In the matter brought against us by City National Bank of Florida, our former landlord in Orlando, Florida, our motion for summary judgment was heard in limine and denied. After a trial of the facts, judgment was awarded to the landlord in the amount of $77,000. Offsetting the judgment are proceeds, approximating $43,000, which are held by the landlord from the sale of assets left on the leased premises by the party that bought the assets from us. We have reached a settlement with the landlord which embodies terms which we deem favorable and which have mooted post-trial motions and appeals.

In the matter brought by us against RA against Medical Systems, Inc. and Dean Stewart Irwin in the United States District Court for the Southern District of California, a new magistrate judge in the case has ruled that discovery will be stayed until the trial judge rules on the defendants’ motion for summary judgment, based on a theory of res judicata.

In the matter brought by us against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California, Defendants have petitioned the Superior Court for further fees and costs incurred in collecting the judgment and defending against our appeal. The petition has not been heard by the Court, insofar as the trial judge originally set to hear the matter has, at our objection, recused himself as has the new judge assigned the matter.

In the matter brought for malicious prosecution by RA Medical Systems and Dean Irwin against PhotoMedex, Inc., et al., we filed our appeal brief and respondents have filed their opposition brief.  Our reply brief is due the end of November, 2005.

In the matter brought by Vida Brown in the Circuit Court, 20th Judicial Circuit for Charlotte County, Florida, we have begun to respond to the plaintiff’s requests for discovery.

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

PHOTOMEDEX, INC.

Date: November 9, 2005	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer