Form 10-K
period 2005-12-31
PHOTOMEDEX INC
filed 2006-03-16
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-11635

PHOTOMEDEX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2058100 (I.R.S. Employer Identification No.)

147 Keystone Drive, Montgomeryville, Pennsylvania 18936
(Address of principal executive offices, including zip code)

(215) 619-3600
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [_] No [X]

Indicate by check mark whether the registrant: (i)  has filed all reports required to be filed by Section  13 or 15(d)  of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii)  has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [X]   Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_] No [X]

The number of shares outstanding of our common stock as of March 15, 2006, was 52,319,294 shares. The aggregate market value of the common stock held by non-affiliates (43,717,655 shares), based on the closing market price $1.98 of the common stock as of March 15, 2006 was $86,560,957

i

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

We are a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life.

Our business operates in five distinct business units; three in Dermatology and two in Surgical. Business units, or segments, are distinguished by our management structure, products and services offered, markets served or types of customers.

The Domestic XTRAC segment derives revenues from procedures performed by dermatologists in the United States. Our XTRAC system is placed in a dermatologist’s office without any initial capital cost and then we charge a fee-per-use to treat skin disease. The International XTRAC segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis.

The XTRAC is designed and manufactured by us to phototherapeutically treat psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, we received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® system, for the treatment of psoriasis. It was followed by FDA 510(k) clearance to treat vitiligo in March 2001, atopic dermatitis in August 2001, and leukoderma in May 2002. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 prior to any of its procedures being approved for medical insurance reimbursement. In the last several years, we have sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. Obtaining reimbursement for new technologies is a major challenge for any company and in the latter part of 2005 we experienced many approvals for the reimbursement for use of the XTRAC system. Our manufacturing facility for the XTRAC is located in Carlsbad, California.

Our Skin Care business resulted from the acquisition of ProCyte Corporation (“ProCyte”) on March 18, 2005. ProCyte, located in Redmond, Washington markets products for skin health, hair care and wound care. Many of these products incorporate patented copper peptide technologies. In addition to our diversified product line, ProCyte has provided a national sales force and increased our marketing department for us.

The Surgical businesses were acquired on December 27, 2002 as a result of the acquisition of Surgical Laser Technologies, Inc. (“SLT”), located in Montgomeryville, Pennsylvania. In the Surgical business, we also develop, manufacture and market proprietary lasers and delivery systems for both contact and non-contact surgery and provide surgical services utilizing these and other manufacturers’ products. The Montgomeryville facility also serves as our corporate headquarters.

Our Business Strategy: The Dermatology Businesses

Our short-term goal is to establish the XTRAC system as a preferred treatment modality for psoriasis and other inflammatory skin disorders through persuasive clinical evidence and widespread private healthcare reimbursement. Our acquisition of ProCyte has added a skin care business to our company and provided a broadened complementary product line marketed to the same customer base through a national sales force and marketing organization. Our longer-term goal is to be a world-class provider of the highest-quality, cost-effective, medical technologies, including phototherapy and surgical procedures delivered in doctors’ offices, hospitals and surgical centers. The following are the key elements of our strategy:

Establish Our XTRAC System as a Preferred Treatment Modality for Psoriasis and Other Inflammatory Skin Disorders. Several opinion leaders in the dermatological community have endorsed our XTRAC system as a preferred treatment modality for the majority of psoriasis and vitiligo patients. We are using these endorsements to accelerate the acceptance of our XTRAC system among dermatologists. We have also developed a set of medical practice tools, such as patient education videos, patient letters, sample press releases, point-of-sale displays and other advertising literature, to assist the dermatologists in marketing our XTRAC system.

Achieve Widespread Private Healthcare Reimbursement. The Centers for Medicare and Medicaid Services (CMS) published national Medicare rates, effective January 1, 2003, for the newly established laser reimbursement codes for inflammatory skin disorders such as psoriasis. We mailed a data compendium of clinical and economic evidence establishing the XTRAC system as safe, efficacious, and cost-effective, to virtually all insurance plans in the United States between December 2003 and February 2004. A critical component of the mailing was a psoriasis health economic study, which concluded that the overall clinical impact of the XTRAC system has proven to be outstanding for expected treatment-free days and remission days. Further, it stated the expected costs are lower than those for other phototherapies and comparable to the most commonly used second-step topical alternatives. Because total expected annual per-patient costs, with or without the XTRAC system, are equivalent for patients who start on combination first-step therapy, payers bear no incremental procedure cost if the excimer laser is included in the overall mix of second-step care. The data contained therein supports the establishment of medical policies by private healthcare reimbursement plans for the treatment of mild to moderate psoriasis. As of March 15, 2006, we estimate that more than 75% of people in the United States who are covered by a health insurance program have plans that reimburse for the treatment of psoriasis by means of the XTRAC system. We are continuing to try to develop wider private healthcare reimbursement arrangements through this marketing effort, but can give you no assurances to increasing such arrangements.

Build Broad Consumer Awareness Program to Attract Those Not Currently Seeking Treatment. Of the 4.5 million adults in the United States who have been diagnosed with psoriasis, only about 1.5 million seek regular care. Many do not seek care, largely due to the frustration caused by the limited effectiveness, inconvenience and negative side effects of treatment alternatives other than treatment with the XTRAC system. We have expended funds in print, radio and/or Internet advertising to educate this frustrated segment of the population about how our XTRAC system enables more convenient and effective psoriasis treatment. As a result of recent substantive improvement in regional insurance reimbursement, we have initiated direct-to-consumer advertising efforts in targeted geographic regions that have benefited by this improvement. We are evaluating the cost-effectiveness of the various components of the program.

Increase Installed Base of Our XTRAC Systems by Minimizing Economic Risk to the Dermatologists. In the United States, we place our XTRAC system in dermatologists' offices free of charge to the physician. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating an inherent economic risk to them. Longer term, we also intend to ultimately market our XTRAC system in this manner outside of the United States in combination with continuing to sell XTRAC systems directly to dermatologists in foreign markets through distributors.

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

Sell the XTRAC System in Foreign Countries to be Utilized to Treat Patients on a Wider Basis. We have entered into a number of distribution relationships or agreements with respect to the sale of the XTRAC system on an international basis. We have chosen this marketing approach over a direct marketing approach because of the varying economic, regulatory, insurance reimbursement and selling channel environments outside of the United States. We intend to enter into additional agreements in other countries. However, we cannot be certain that our international distributors will be successful in marketing the XTRAC system outside of the United States or that our distributors will purchase more than the minimum contractual requirements or expected purchase levels under these agreements or relationships. Our international strategy also includes placing XTRAC systems with dermatologists to provide us a usage-based revenue stream. To date, no units have been placed in international markets that provide a usage-based revenue stream. In addition, we have added a non-laser based product line to our international offering, called the VTRAC™. This product line is a result of licensed technologies from Stern Laser srl, our distributor in Italy. The purpose of this product offering is to provide a best-in-class non-laser purchase option to compete against the lower priced lamp-based international competitors.

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

•
The acceptance of this procedure has been established by the American Medical Association through the establishment of three specific CPT codes describing this procedure (96920, 96921 and 96922), as well as the establishment of Relative Value Units adopted by CMS.

•
Numerous private payers and CMS carriers have recognized the clinical and economic merits of this treatment and have adopted medical coverage policies endorsing its use. In addition, approximately 60,000 excimer laser psoriasis procedures have been performed in the United States in 2005 and approximately 53,000 in 2004 (since the issuance of relevant CPT codes).

Our Solution for Vitiligo

In March 2001, the FDA granted 501(k) clearance to market our XTRAC system for the treatment of vitiligo. Vitiligo is a disease in which the skin loses pigment due to destruction of the pigment cells, causing areas of the skin to become lighter in color than adjacent healthy skin. This condition can be distressing to patients. Between 1% and 2% of the population suffers from the condition, and there is no known cure. The principal conventional treatments for symptoms are PUVA radiation and, to a lesser extent, topical steroids and combination therapies. According to the National Vitiligo Foundation, or NVF, the cost of PUVA treatments, over a 12 to 18 month period, can run $6,000 or more and involve 120 clinic visits. Moreover, according to the NVF, current conventional treatment methods are unsatisfactory and many patients tend to lose the pigment they were successful in gaining through PUVA therapy. Our XTRAC system can effectively re-pigment a patient's skin, allowing treated areas to become homogeneous in pigment to healthy surrounding skin and restore the patient's skin to its original condition. As treatment levels of psoriasis increase, we intend to promote use of the XTRAC for treatment of vitiligo. As part of that promotion, we shall explore whether CPT codes specific to vitiligo can be established as well as whether CMS and/or private insurance plans will establish reimbursement rates for the treatment of vitiligo.

Our Solution for Atopic Dermatitis

In August 2001, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of atopic dermatitis. Atopic dermatitis is a common, potentially debilitating condition that can compromise the quality of life for those it affects. The condition appears as chronic inflammation of the skin that occurs in persons of all ages, but is reported to be more common in children. Skin lesions observed in atopic dermatitis vary greatly, depending on the severity of inflammation, different stages of healing, chronic scratching and frequent secondary infections. It is reported that atopic dermatitis affects some 10% of children in the United States alone, and more than $364 million is spent annually in the treatment of this disease. Treatment options include corticosteroids, which can have negative side effects, and UVB phototherapy. The use of UVB phototherapy in the treatment of atopic dermatitis has been shown effective in published studies. Because of the controlled and targeted application provided by our XTRAC system, large areas of healthy skin are not exposed to UVB light from the XTRAC system and the corresponding potentially carcinogenic effect of other phototherapy treatments. We believe that the XTRAC system could be an alternative protocol for treating atopic dermatitis effectively. However, we do not intend to undertake clinical research that would clarify such an alternative protocol until we have secured our primary goal - wider private-payer reimbursement and treatment levels for psoriasis.

Our Solution for Leukoderma

In May 2002, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of leukoderma, commonly known as white spots, and skin discoloration from surgical scars, stretch marks, burns or injury from trauma. The XTRAC system utilizes UVB light to stimulate melanocytes, or pigment cells, deep in the skin. As these cells move closer to the outer layer of skin, re-pigmentation occurs. As with atopic dermatitis, we do not intend to undertake clinical research for leukoderma that would clarify such an alternative protocol until we have secured our primary goal - wider private-payer reimbursement and treatment levels for psoriasis.

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

Between March 1998 and November 1999, we initiated five seminal clinical trials of our XTRAC system at Massachusetts General Hospital. Our objective in these clinical trials was to compare our XTRAC laser technology with standard ultraviolet light therapy in the treatment of psoriasis. In January 2000, we received a 510(k) clearance to market the XTRAC system from the FDA based on the clinical results from these trials. The Massachusetts General Hospital clinical trial, which involved 13 patients, concluded that our XTRAC laser made it possible to treat psoriasis effectively in one session with moderately long remission. The study also concluded that the number of treatments to remission depended largely on the intensity of the ultraviolet light used, finding that medium intensities seemed to provide the best results with a superior balance between quick clearing and patient comfort. We supported the clinical trials with research grants of approximately $954,000.

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

In the following year, we received clearance to market our XTRAC system for the treatment of vitiligo and atopic dermatitis, and in 2002 for the treatment of leukoderma. Overall, approximately 44 clinical publications have validated the clinical efficacy of our phototherapy treatments for the cleared indications of use and have advanced the insurance reimbursement process.

Background on Psoriasis

Psoriasis is believed to be a non-contagious, autoimmune medical disorder and a chronic inflammatory skin disease diagnosed in more than 4.5 million adult Americans and between 1% and 3% of the world's population. There is no known cure for psoriasis. Although clinical symptoms and severity vary greatly between individuals over periods of time, psoriasis appears most commonly as inflamed swollen lesions covered with silvery white scales. Psoriasis patients often suffer from debilitating and painful swelling, itching, bleeding, cracking and burning, resulting in decreased mobility, depression and low self-esteem. The National Psoriasis Foundation, or NPF, estimates that, in the United States, dermatologists treat over 1.5 million psoriasis patients each year.

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

Domestic Commercialization of Our XTRAC System

For the past five years, we have sought to clear the path of obstacles and barriers to a smooth and orderly roll-out of the XTRAC system in dermatology. In 2000, the technology, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer based laser system. For the first two years we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years we pursued - and in a number of regions, have substantially achieved - widespread reimbursement commencing with obtaining newly created CPT reimbursement codes.

We believe, based on our analysis, that the XTRAC system should become a preferred treatment modality for patients afflicted with psoriasis. Although existing treatments provide some relief to psoriasis sufferers, they are inconvenient and may involve negative side effects. We believe that our patent-protected XTRAC system will enable more effective and convenient treatment with minimal side effects.

Treatment of psoriasis commonly follows a step approach with topical therapy as a first-step, phototherapy as second-step, and systemic medications reserved for when all other treatments fail. The clinical body of evidence developed by us and others supports the use of the 308-nm excimer laser as safe and effective for localized plaque-type psoriasis recalcitrant to other first-step therapies, such as topical creams and ointments. In addition, an economic analysis completed in December 2003 has demonstrated that the addition of excimer laser treatment results in no expected cost increase to the payer. Further, this analysis demonstrates the cost-effectiveness of the excimer laser is superior due to the increased number of expected disease-free days and remission days.

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

Our agreements do not require the purchases of disposable products or similar items from us. We make available various accessory products (e.g. canisters of xenon chloride gas, subject to a special, proprietary formula tied to the specifications of the XTRAC system), but do not require the purchase of set amounts of such items. However, we insist that only our qualified technicians maintain the lasers and that the physicians observe the instructions for use for the laser.

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

Generally, dermatologists who treat psoriasis patients refer their patients to independent treatment centers for ultraviolet light or write prescriptions for topical creams or systemic drugs. In such cases, the physician does not ordinarily share in any of the revenue generated from providing treatments to the patient. However, physicians using our XTRAC system will treat the patient in their own office and, therefore, will retain revenue that would otherwise be lost to outside providers. In addition, in most states, a trained technician, rather than the physician, may, under the physician’s supervision, apply the treatment, thus allowing the dermatologist to continue treating other patients, while at the same time increasing revenue from treatments using our XTRAC system. We believe that this will create an attractive incentive for the dermatologists to use our XTRAC system. We designed the XTRAC system to make such delegations safe.

We have promoted our XTRAC system through trade shows, advertising in scientific journals, industry magazines, radio, TV and newsprint, as well as direct mail programs. Our marketing campaign has been designed to accelerate market acceptance of our XTRAC system by increasing physician and patient awareness for our new technology. In November 2005, we increased our level of direct to consumer advertising initiatives, given that we had made substantive progress in obtaining private health plan reimbursement approvals.

International Commercialization of Our XTRAC System

Our international dermatology equipment marketing plan is based on the sale of our XTRAC system and the newly developed VTRAC system through independent, exclusive distributors. We have relationships with distributors and end users in more than 30 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to expand our products in more countries in these markets. In some countries in the longer term, we anticipate developing relationships similar to those in the United States, whereby we, acting through our distributors, place a laser system in the doctor's office for free or at minimal cost and charge the doctor a per-procedure fee.

Skin Care

General

On March 18, 2005, we completed the acquisition of ProCyte Corporation (“ProCyte”). ProCyte generates revenues from the sale of skin health, hair care and wound care products; the sale of copper peptide compound in bulk; and royalties on licenses for the patented copper peptide compound.

ProCyte’s focus since 1996 had been to bring unique products, primarily based upon patented technologies such as GHK and AHK copper peptide, to selected markets. We currently sell products directly to the dermatology, plastic and cosmetic surgery, and spa markets. We have also expanded the use of our novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

Products

Our products address the growing demand for skin health and hair care products, including products designed to address the effects aging has on the skin and hair and to enhance appearance. Our products are formulated, branded for and targeted at specific markets. Our initial products were developed to be dispensed by physicians in the dermatology, plastic and cosmetic surgery markets for use following various medical procedures. Anti-aging skin care products were added to form a comprehensive approach for a patients’ skin care regimen. Certain of these products incorporate our patented technologies, while others complement the product line such as our advanced sunscreen products that reduce the effects of sun damage and aging on the skin.

Our products are well suited for use in the medical specialties of dermatology, plastic and cosmetic surgery. Many of the products developed by ProCyte incorporate our clinically tested copper peptide technologies. Several recent studies presented at the American Academy of Dermatology and other medical symposia have confirmed the advantages of products containing copper peptide formulations versus such other formulations as tretinoin, vitamin C, and other popular anti-aging and skin rejuvenation products. The actions of wound care gels and creams containing copper peptide have been documented in the scientific literature for their ability to stimulate collagen synthesis, new blood vessel growth and tissue repair. This has led to the development of a variety of products designed to treat the skin following certain cosmetic procedures such as microdermabrasion, laser resurfacing and hair transplantation. There are an increasing number of these cosmetic procedures performed each year as the baby boomer population ages and has a strong desire to look good and feel good. We have a series of products tailored to the needs of these types of procedures, including the GraftCyte® System and the Complex Cu3®System, and have developed a series of daily use products that contain our patented copper peptide compounds to aid in maintaining the quality of the skin and hair following these procedures.

Skin Care. Our GraftCyte® System was created to address the special tissue repair needs of patients following hair transplant surgery. This system continues to be the only complete solution addressing post-procedure care in the hair restoration market. We have continued to emphasize our Complex Cu3® Post Laser Lotion, Intensive Repair Crème, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments. The Complex Cu3® products provide a comprehensive approach to post-procedure care and allow us to differentiate our line of skin care products on the basis of our proprietary copper peptide technologies. Studies have indicated that the skin heals more quickly with the use of copper peptide compounds.

We launched the successful Neova® Therapy line of anti-aging products in response to demand from physician customers for a comprehensive approach to medically directed skin care. The Neova® Therapy line of GHK Copper Peptide Complex® products showcase elegant moisturizers and serums complemented by supporting cleansers, toners, and masks for an integrated approach to anti-aging skin care. Each year we have added new products to the product line including Neova® Microdermabrasion Scrub and Neova® Therapy Crème de la Copper added in 2003 and the Neova® Therapy Dual Action Lotion, a combination of GHK Copper Peptide Complex® + Retinol in March 2004. The Neova® Therapy line is designed to offer high-performance, cosmetically elegant lifestyle products that are premium-priced in the market.

Our line of advanced sun protection products, marketed under the brand names of Ti-Silc® and Z-Silc®, are recommended by dermatologists and plastic surgeons to assist in the prevention of sun exposure that can lead to a number of problems including age spots, hyperpigmentation, premature aging and melanoma.

Hair Care. We have marketed our Tricomin® line of Triamino Copper Complex™-containing hair care products since 1998 (Tricomin® Shampoos, Conditioners and Follicle Therapy Solution) as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin® products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance. These products provide physicians with a non-drug alternative to the problem of thinning hair care for their patients. We also sell Tricomin® products directly via the website, www.tricomin.com. We are currently working on the next generation of products to increase the effectiveness of the Triamino Copper Nutritional Complex™ delivery.

Chronic Wound Care. Our chronic wound care product, marketed under the Iamin® name, has met with varying degrees of market success. The wound care market is highly fragmented, with many competitors, price constraints, and inadequate Medicare reimbursement. The wound care market also requires a significant investment in supporting a large sales organization. For these reasons, ProCyte had historically attempted to collaborate with partners to market its chronic wound care product and we will continue to do so. Additionally, we have looked for other methods of distribution and include Iamin® as one of the products in the GraftCyte® System used by patients following hair transplant surgery. A number of other programs have been initiated in an effort to increase utilization of the Iamin® product; however, none have resulted in meaningful revenue increases to date.

Markets and Distribution

The markets for skin care, hair care and wound care products are global. There are numerous distinct markets where we have a presence through our own direct sales efforts or through agreements with others. These include dermatology, plastic and cosmetic surgery, spa, catalog, and direct mail. We sell our products to customers utilizing a direct sales force and also generate revenues from technology licensing.

We emphasize high-quality products and services, technical knowledge, and responsiveness to customer needs in our marketing activities. We educate our distributors, customers and prospective customers about our products through a series of detailed marketing brochures, technical bulletins and pamphlets, presentations, news releases and direct mail pieces. We also conduct a series of one-day educational symposia around the country to provide product updates and marketing ideas to current and potential physician customers. These activities are supplemented by advertising in industry publications, technical presentations, and exhibitions at over 30 local, national and international trade shows.

Technology Licensing

Technology licensing generated $459,967, representing 1.6% percent of our total revenues in 2005. We are continuously seeking partners in the prestige, direct-to-consumer, specialty retail and home shopping categories. ProCyte’s strategy is to identify skin care markets that would be best served by more established companies and then target a significant partner in each market to license our technology.

We have operated under a worldwide license agreement with Neutrogena Corporation, a Johnson & Johnson company (“Neutrogena”), for worldwide use of our patented copper peptide technology in products for skin health in the mass retail market. Our current license agreement has a two-year term remaining. Neutrogena develops, manufactures and markets skin and hair care products domestically and internationally. Neutrogena launched its two initial products using our technology under the brand name of Visibly Firm™ with Active Copper™ in April 2001. Since that time, it has continued to add new products using ProCyte’s patented copper peptide technology. Neutrogena began expanding the sale of these products into some of its international markets during 2003 and has indicated plans to continue such expansion. We receive royalty payments, based on product sales by Neutrogena and revenue from the sale of the copper peptide compound used in Neutrogena’s products.

Our Business Strategy: Surgical Products and Services

We market lasers used in surgery in such venues as hospitals, surgi-centers and doctors offices under the trademark of SLT and trade name of Surgical Innovations & Services. We market many of our surgical laser products using a similar business model to the marketing of our excimer laser products by charging a per-procedure fee, thereby limiting the initial outlay to the customer for capital expenditure, while ensuring continued revenue flow to us. We offer a wide range of laser services in various specialties, including urology, gynecology, orthopedics and general surgery. We are currently marketing such services under the trade name PhotoMedex Surgical Services. We also provide products that we manufacture for use in our surgical services business.

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

Our surgical revenues will thus continue to be generated primarily from:

•	providing surgical services;

•	the sale of Contact Laser Delivery Systems and related accessories;

•	the sale of Nd:YAG and CTH holmium laser units; and

•	the sale of CO2 and diode units, and related service.

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

Our primary competitive strengths in surgical services are in the training we provide to our clinical service specialists, our adherence to quality standards and our ability to integrate products that we manufacture into the range of services we provide. These strengths allow us to provide multiple specialty capability on a cost-effective basis, which in turn reduces or eliminates a hospital’s need to purchase laser systems, associated delivery systems and clinical support to meet its professionals’ requirements.

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

We market the CTH holmium laser unit for use with fiber-optic laser delivery systems. The laser unit delivers 20-watts to tissue, and includes a variable speed foot pedal for improved control of energy. It has a superior duty cycle. The delivery systems are re-useable.

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

Irrigation and Suction System. We manufacture ClearESS®, which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery. We supplied this product to Linvatec Corporation, but have now brought the line back for us to market.

Our Operating Strategies:

Sales and Marketing

As of March 15, 2006, our sales and marketing organization contains the following full-time positions. These have expanded significantly as a result of the ProCyte acquisition:

•	Executive Level	2
•	XTRAC Regional Sales Managers	2
•	Skin Care Regional Sales Managers	2
•	XTRAC Account Representatives	8
•	XTRAC Clinical Support Staff	2
•	Skin Care Representatives	20
•	Marketing Support	7
•	International Skin Care Sales Director	1
•	International Dermatology Equipment Director	1
•	Worldwide Surgical Sales	1
•	Surgical Services Director and Regional Mgrs	5
•	Customer Service Representatives	8

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

Manufacturing

We manufacture our phototherapy products at our 8,000 sq. ft. facility in Carlsbad, California and our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We substantially outsource the manufacture of our Skin care products. Our facility in Redmond, Washington is the final assembly center and primary warehouse for our skin care products, and likewise is operated in conformance with a quality system.

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

Research and Development

As of March 15, 2006, our research and development team included four full-time research employees and 10 engineers. We conduct research and development activities at all three of our facilities: Carlsbad, California, Redmond, Washington and Montgomeryville, Pennsylvania. Our research and development expenditures were approximately $1.1 million in 2005, $1.8 million in 2004 and $1.8 million in 2003.

Our research and development activities are focused on:

•	the application of our XTRAC system to the treatment of other inflammatory skin disorders;

•	the development of additional devices to further improve the phototherapy treatments performed with our XTRAC system;

•	the development of new lines of phototherapy products for medical treatments;

•	the development of new skin health and hair care products;

•	the improvement of surgical products through tissue effect technologies that include laser and non-laser based technologies focused on improving our product and service offerings;

•	the development of new lines of surgical lasers and related delivery systems for medical treatments;

•	the development of additional products and applications, whether in phototherapy or surgery, by working closely with medical centers, universities and other companies worldwide; and

•
the development of new applications in minimally invasive and open surgery procedures where precision and hemeostasis are critical to the procedure being performed and where our products and services can demonstrate distinct clinical advantages and cost-effectiveness relative to traditional surgical methods.

Patents and Proprietary Technologies

We intend to protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Patents and other proprietary rights are an element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by improvements on the inventions embodied in the expiring patents. The patents in our Skin Care segment relate to use of our copper peptide-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of March 15, 2006, we have more than 130 domestic and foreign issued patents, which serve to help protect the technology of our businesses in phototherapy, skin health and hair care, and surgical products and services. To the same purpose, we have more than 70 patent applications pending in the United States and abroad.

We have licensed certain of our proprietary technology in phototherapy to Komatsu, Ltd. in connection with its manufacture of semi-conductor lithography equipment, for which we are entitled to receive royalty fees. We have licensed our copper peptide technology to Neutrogena. for which we currently receive royalties. Conversely, from time to time, we seek licenses from third parties for technology that can broaden our product and service offerings, as for example a license we secured from Massachusetts General Hospital related to the treatment of psoriasis.

We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skin care products. Accordingly, we have registered in the United States 34 of our trademarks in the United States. We have other registrations for our skin care products in foreign jurisdictions.

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

As to our products in the Skin Care business segment, the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, and other federal and state statutes govern the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products as well. Our products and product candidates in the Skin Care segment may be regulated by any of a number of divisions of the FDA and in other countries by similar health and regulatory authorities. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of our existing and potential skin care products is costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to clinically test, manufacture or market products.

In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA’s cosmetic, drug or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. Such 510(k) products, which include wound care dressings and certain ointments and gels, must show safety and substantial equivalency with predicate products already cleared by the FDA to be marketed. There can be no assurance that product applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful or free from third party claims relating to the effectiveness or safety of such products.

We are also or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development. Failure to obtain regulatory approvals where appropriate for our product candidates or to attain or maintain compliance with quality system regulations or other manufacturing requirements would have a material adverse effect on our business, financial condition and results of operations.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems, as well as government-managed systems. Our XTRAC products remain substantially without approval for reimbursement in any international markets under either government or private reimbursement systems. Reimbursement for the products and services provided by our Surgical Services and Surgical Products segments has been generally well established and is not viewed as an obstacle to growth in those segments. Since the skin care products are primarily for cosmetic applications, reimbursement is not a critical factor in growing revenues for this product segment.

Our primary focus in 2005 was to amplify our efforts on third-party reimbursement in our domestic XTRAC business segment. In February 2002, the Current Procedural Terminology Editorial Board of the American Medical Association, or AMA, approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory skin diseases, which would include laser therapy using our XTRAC system to treat such conditions. In December 2002, the Centers for Medicare and Medicaid Services, or CMS, published the relative values and national Medicare reimbursement rates for each of the CPT codes. These reimbursement rates were effective January 1, 2003. However, they could not be paid sooner than March 1, 2003. The designation for laser treatment for inflammatory skin disease (psoriasis) was broken into three distinct codes, based on the total skin surface area being treated:

• 96920 - designated for: the total area less than 250 square centimeters. CMS assigned a 2006 national payment of approximately $141.00 per treatment;

• 96921 - designated for: the total area 250 to 500 square centimeters. CMS assigned a 2006 national payment of approximately $144.00 per treatment; and

• 96922 - designated for: the total area over 500 square centimeters. CMS assigned a 2006 national payment of approximately $213.00 per treatment.

The state rates will vary by overhead factors applicable to each state.

In addition to Medicare and Medicaid, consistent domestic private healthcare reimbursement is critical for significant growth in XTRAC system procedures. There were more than 60,000 XTRAC procedures in 2005 and more than 50,000 XTRAC procedures in 2004 with the majority being covered by third-party reimbursement. Historically, it has been our belief that a rapid increase in widespread adoption of private healthcare reimbursement was being thwarted by a perception that the XTRAC therapy, although widely publicized as clinically safe and efficacious, was not economically cost-effective compared to other existing therapies. We sponsored the completion of an economic and clinical study to review the clinical and economic effectiveness of the XTRAC laser as a second-step therapy for the treatment of psoriasis. The conclusions of the study are: there is no additional cost of adding XTRAC as second-line therapy in a managed care plan; XRAC is a cost-effective second-line treatment for mild-to-moderate plaque psoriasis; XTRAC provides the greatest number of treatment-free days in one year among all therapies, except for intralesional corticosteroid injections (“ICI”); XTRAC is the lowest cost per treatment-free-day with the exception of ICI; XTRAC has the lower cost per remission day among all phototherapies; and XTRAC has the highest number of remission days among all therapies. The results of this study were compiled in a data compendium and distributed to all the major health insurers; the results have also been published in a peer-review journal. In 2005 substantive progress was made in connection with obtaining approvals for covering medically necessary targeted UVB therapy for psoriasis. As a result of certain national insurers approving the XTRAC excimer laser therapy in the latter part of 2005, we initiated a direct-to-consumer advertising campaign in certain geographic regions.

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

Various other companies are now marketing laser-based phototherapy treatment products. One former competitor had received FDA clearance to market an excimer laser for the treatment of psoriasis in the United States, and another competitor has asserted that it has such clearance - an assertion we are disputing. At least three foreign-based companies are currently marketing an excimer laser for the treatment of skin disorders outside of the United States. Two others have developed pulse-dye lasers, which are being explored as treatments for psoriasis. Another company has announced FDA clearance for a standard UVB light based system using a fiber-optic delivery system for the treatment of skin disorders. All of these technologies will continue to evolve with time. We cannot say how much these technologies will impact on us, but we anticipate that competitors that enter the US market will predominantly not use a fee-per-procedure model but will use an outright sales model, and will sell not on claims of superior quality, but on claims of lower prices and better economic returns.

Competition in the wound care, skin health and hair care markets is intense. Our competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, La Roche Posay, Allergan, Pevonia, Declore and Murad. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than us. In addition, a number of smaller companies are developing or marketing competitive products. Our competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than us. In addition, competitive products may be manufactured and marketed more successfully than our potential products. Such developments could render our existing or potential products less competitive or obsolete and could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of March 15, 2006, we had 180 full-time employees, which consisted of 7 executive personnel (6 executive personnel at our Montgomeryville, Pennsylvania facility and 1 at our Carlsbad, California facility), 55 sales and marketing staff, 80 people engaged in manufacturing of lasers and laser-related products, 8 customer-field service personnel, 4 people engaged in research and development, 10 engineers and 16 finance and administration staff. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees. We provide our employees with certain benefits, including health insurance.

Item 1A. Risk Factors

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

Historically, we have incurred significant losses and have had negative cash flows from our phototherapy operations. Our surgical products and services business also has generated losses in recent years. To date, we have dedicated most of our financial resources to research and development and selling, general and administrative expenses. As of December 31, 2005, our accumulated deficit was approximately $80.2 million.

Our future revenues and success depend significantly upon acceptance of our excimer laser systems for the treatment principally of psoriasis, but also of vitiligo, atopic dermatitis and leukoderma. Our XTRAC system for the treatment of these conditions generates revenues, but those revenues are presently insufficient to generate positive cash flows from our operations in the two XTRAC-related business segments. Our future revenues and success also depends on the continued revenue growth of the revenue from the skin health and hair care products of our skincare products and of our surgical services business and revenue stability within our surgical products business. Our ability to market our products and services successfully and the expected benefits to be obtained from our products and services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

We expect to incur losses as we move into fiscal 2006 because we plan to spend substantial amounts on expanding, in controlled fashion, our operations in phototherapy. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

We have historically financed our activities through working capital provided from operations, the private placement of equity securities and from lines of credit. We believe that our cash balance, together with access to lease financing for capital expenditures and other existing financial resources, and revenues from sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements into the second quarter of 2007. However, we may have to raise substantial additional capital if:

•	operating losses continue, if anticipated demand for the XTRAC system for the treatment of psoriasis or surgical laser systems do not meet our current expectations;

•	we fail to maintain existing or develop new customers or corporate partners for the marketing and distribution of our skincare products;

•	the geographic expansion of our surgical services is stymied by competition and revenue increases do not materialize;

•	we need to maintain or accelerate favorable, but costlier, growth of our revenues; or

•	changes in our research and development plans necessitate unexpected, large future expenditures.

If we need additional financing, we cannot assure you that such financing will be available on favorable terms, if at all. In addition, any future issuance may result in substantial dilution to existing stockholders. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan for the XTRAC system, surgical services and skincare products;

•	expand our manufacturing facilities, if necessary, based on increased demand for the XTRAC system or other surgical products or new skincare products, which may be introduced;

•	take advantage of future opportunities, including synergistic acquisitions;

•	respond to customers, competitors or violators of our proprietary and contractual rights; or

•	remain in operation.

Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma, our skincare products and our surgical laser products and any of our future products or services may fail to gain market acceptance, which could adversely affect our competitive position.

No independent studies with regard to the feasibility of our proposed business plan have been conducted by third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and our other products. Skincare products sales are dependent on existing strategic partners for distributing and marketing its products. We may be unsuccessful in continuing existing or developing new strategic partners in order to maintain or expand the markets for the skincare business’ existing or future products. Our surgical services may fail to gain market acceptance in new territories into which we expand. In addition, our infrastructure to enable such expansion, though stronger than in the past, is still limited. Even if adequate financing is available and our products are ready for market, we cannot assure you that our products and services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. We cannot assure you that the marketplace will be receptive to our excimer laser technology, skincare products, or our surgical services over competing products, services and therapies or that a cure will not be found for the underlying diseases we are focused on treating. Failure of our products and surgical services to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

While we have engaged in clinical studies for our psoriasis treatment, and based on these studies, we have gained FDA clearance, appropriate CPT reimbursement codes for treatment and suitable reimbursement rates from CMS for those codes, we may face other hurdles to market acceptance if, for example, practitioners in significant numbers wait to see longer-term studies or if it becomes necessary to conduct studies corroborating the role of the XTRAC system as a second-line therapy for treating psoriasis or if patients do not elect to undergo psoriasis treatment using the XTRAC system. We have not had sufficient time to observe the long-term effectiveness or potential side effects of our treatment system for psoriasis, vitiligo, atopic dermatitis or leukoderma nor to gauge what marketing and sales programs, if any, are effective in increasing patients’ demand for the treatment of psoriasis with the XTRAC system.

In 2003, we improved the reliability and functionality of the XTRAC system and upgraded such lasers both in the United States and overseas. In 2004, we obtained FDA 510(k) marketing clearance for a smaller and faster XTRAC system known as the Ultra. These efforts should help us gain market acceptance for the XTRAC system both in the United States and abroad, but do not guarantee such acceptance or that we may not encounter further problems in reliability. We have designed the XTRAC system to be user-friendly, such that a properly in-serviced medical technician in a physician’s office may, under the physician’s supervision, safely and effectively administer treatments to a patient. In fact, the CMS reimbursement rates are based on the lower labor rates achieved through such delegation. Nevertheless, whether a treatment may be delegated, and if so to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be too much fraught with too many constraints and finding other outlets for the physician’s time and staff time to be more remunerative. There can be no assurance that we will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, given its design for ease and safety of use. If we are not successful, we may find that even if a geographic region has wide insurance reimbursement, the region’s physicians may yet balk at adopting the XTRAC system into their practices.

Our success is dependent on intellectual property rights held by us, and our business will be adversely affected by direct competition if we are unable to protect these rights.

Our success will depend, in part, on our ability to maintain and defend our patents. However, we cannot give you any assurances that the technologies and processes covered by all of our patents may not be found to be obvious or substantially similar to prior work, which could render these patents unenforceable. Moreover, as our patents expire, competitors may utilize the technology found in such patents to commercialize their own laser systems. In offset to the expiring patents, we endeavor to secure additional patents on critical, commercially desirable improvements to the inventions of the expiring patents. There can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of the expiring patents.

Of particular note is US Patent No. 4,891,818, the so-called “ ‘818 Patent”, which covers, among other things, the design of the gas chamber in the XTRAC system. The ‘818 Patent will expire on August 31, 2007 and will thereafter no longer serve as a barrier to entry to the relatively reimbursement-rich US market. The additional patent rights we seek may serve less to bar competitors from entry and may serve more, when aggregated with other clinical and competitive strengths, to differentiate and distinguish our product (e.g. the Ultra), in both its utility and its range of applications, from those of competitors. We may therefore choose in the US market to broaden our fee-per-procedure business model to include a direct sales option, as we have done and continue to do in the international market. Where a competitor infringes on our patent and other proprietary rights, we are prepared, our financial condition permitting, to defend those rights vigorously in the US courts. If we unable through these innovations to preserve our proprietary rights, our ability to market the XTRAC system could be materially and adversely affected.

A U.S. patent relating to a copper peptide compound manufactured and used in products distributed by Neutrogena under the Neutrogena license agreement expired on February 5, 2005. Upon expiration of this patent, the agreement specifies that lower royalty percentages from sales of such products be used for the remaining term, the impact of which is a reduction in the average effective royalty rate of approximately 50%. The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter. The expiration of the patent would also allow others, including Neutrogena, to apply the technology covered by that patent in their products.

Trade secrets and other proprietary information which are not protected by patents are also critical to our business. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are and even if we are able to prove the breach or that our technology has been misappropriated under applicable state law, there may not be an adequate remedy available to us. In addition, it is costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights, and even if we prevail in litigation, the party we prevail over may have scant resources available to satisfy a judgment.

Further, our skin care business seeks to establish customer loyalty, to in part, by means of our use of trademarks. It can be difficult and costly to defend trademarks from encroachment or misappropriation overseas. Third parties may also challenge the validity of certain of our trademarks. In either eventuality, our customers may become confused and direct their purchases to competitors.

Third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to our own. Without the protection afforded by our patent, trade secret and proprietary information rights, we may face direct competition from others commercializing their products using our technology, which may have a material adverse effect on our business and our prospects.

Defending against intellectual property infringement claims could be time-consuming and expensive, and if we are not successful, could cause substantial expenses and disrupt our business.

We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject in the ordinary course of our business to legal proceedings and claims from time to time relating to the intellectual property of others. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business and prospects by:

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

Our success depends on third-party reimbursement of patients' costs for our XTRAC system, which could result in potentially reduced prices or reduced demand.

Our ability to market the XTRAC system and other treatment products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Further, although third-parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of the XTRAC laser system. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize or may limit reimbursement for the use of its products, even if our products are safer or more effective than the alternatives.

Although we have received reimbursement approvals from an increased number of private healthcare plans, we cannot give assurance that private plans will continue to adopt or maintain favorable reimbursement policies or to accept the XTRAC system in its clinical role as a second-line therapy in the treatment of psoriasis. Additionally, third party payers may require further clinical studies or changes to our pricing structure and revenue model before authorizing reimbursement.

As of March 16, 2006, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 75% of the insured population in the United States are covered by the insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, we are continuing the implementation of a rollout strategy for the XTRAC system in the United States in selected areas of the country where reimbursement is widely available. The success of the rollout depends on increasing physician and patient demand for the treatment. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

Cost containment measures instituted by healthcare providers and insurers and any general healthcare reform could affect our ability to receive revenue from the use of our XTRAC system or to market our skincare products, and surgical laser products, and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage and reimbursement on our business. In addition, fundamental reforms in the healthcare industry in the United States and the EU continue to be considered, although we cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have on demand for our products.

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

Our products may not be accepted if we do not produce clinical data supported by the independent efforts of clinicians. We received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon our study of a limited number of patients. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. For the treatment of vitiligo, atopic dermatitis and leukoderma, we have received clearance from the FDA for the use of the XTRAC system based primarily on equivalence of predicate devices; we may discover that physicians will expect clinical data on such treatments with the XTRAC system. We may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our revenues could decline. We can give no assurance that we may find that our data is not substantiated in studies involving more patients; in such a case we may never achieve significant revenues or profitability.

Any failure in our physician education efforts could significantly reduce product marketing.

It is important to the success of our marketing efforts to educate physicians and technicians in the techniques of using the XTRAC system. We rely on physicians to spend their time and money to attend our pre-sale educational sessions. Positive results using the XTRAC system are highly dependent upon proper physician and technician technique. If physicians and technicians use the XTRAC system improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our reputation as a medical device company and our revenues and profitability.

Similarly, it is important to our success that we educate and persuade hospitals, surgery centers and practitioners of the clinical and economic benefits of our surgical products and services. If we fail to educate and persuade our customers, we may suffer adversely in our reputation and our revenues and our profitability.

If revenue from a significant customer continues to decline, we may have difficulty replacing the lost revenue.

Neutrogena, one of the customers for the skin health and hair care products segment that we acquired from ProCyte, accounts for a significant portion of our net revenue in that business segment. ProCyte’s net revenues from Neutrogena in 2004 were $2,768,072, or approximately 20.8% of ProCyte’s gross revenues of $13,320,200 (revenues which pre-date our acquisition and which are not reflected in our financial statements), and for the year ended December 31, 2005, Skin Care’s (ProCyte) net revenues from Neutrogena were $1,421,946, or approximately 10.9% of Skin Care’s (ProCyte) gross revenues of $13,011,694 (revenues which are reflected in our financial statements to the extent that they were earned since March 19, 2005). We receive royalty revenues on sales of products by Neutrogena under the terms of a license agreement with Neutrogena. The royalties from Neutrogena for 2004 and for the year ended December 31, 2005, were $1,214,073 and $609,946, respectively. The license agreement expires in April 2010. A U.S. patent related to the Neutrogena license agreement expired February 5, 2005, the effect of which was a reduction in the percentage paid as a royalty during the remaining royalty period under the license agreement. We also receive revenues from sales of copper peptide compound to Neutrogena pursuant to a related supply agreement. ProCyte’s sales to Neutrogena under the supply agreement for 2004 and for the year ended December 31, 2005, were $1,553,999 and $812,000, respectively. Neutrogena has agreed to an extension of the supply agreement through October 5, 2007, on terms that we regard as generally favorable to us.

Excluding niche marketing efforts, the Skin Care segment targets its sales in the US market to physicians, who then mark the products up for sale to their patients. No single practice in itself is generally responsible for a significant disproportion of our sales. However, a number of practices, specializing in hair transplants, are united under the management of a single group, and this group accounts for a disproportion of our hair care products aimed at the care of a scalp that has received a hair transplant.

In the International XTRAC segment (as well as in the Surgical Products segment), we depend in the international arena for a material portion of our sales on several key distributors, as for example our master distributor in the Pacific Rim. If we lose one of these distributors, our sales of phototherapy and surgical lasers are likely to suffer in the short term.

In the Surgical Services segment, we find that our model works best if we have several accounts in a territory that have sufficient volume to allow us to be efficient in the delivery of our services. If we lose one of these anchor accounts, then we may become less efficient and therefore less competitive.

We have acted as contract developer of a system designed to detect cancerous cells in human tissue and act as an OEM manufacturer of surgical lasers and/or delivery systems. Development work is fraught with financial risk and technological uncertainties. OEM work is usually limited to a contracted period of time, at the end of which there may be no extension or renewal. In either case, our aim to create a strategic partnership may be frustrated.

The loss or reduction of business from any of our significant customers or strategic partners in that business segment, Neutrogena in particular, or the failure to develop new significant customers or strategic partners could have a material adverse effect on the results of operations and our overall financial condition.

We may not be able to protect our intellectual property rights outside the United States.

Intellectual property law outside the United States is uncertain and in many countries is currently undergoing review and revision. The laws of some countries do not protect our intellectual property rights to the same extent as laws in the United States. The intellectual property rights we enjoy in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted. It may be necessary or useful for us to participate in proceedings to determine the validity of our foreign intellectual property rights, or those of our competitors, which could result in substantial cost and divert our resources, efforts and attention from other aspects of our business. If we are unable to defend our intellectual property rights internationally, we may face increased competition outside the United States, which could materially and adversely affect our future business, prospects, operating results and financial results and financial condition.

Our failure to obtain or maintain necessary FDA clearances or approvals could hurt our ability to distribute and market our products in the United States.

Our laser products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. In addition, certain of our skincare products and product candidates may be regulated by any of a number of divisions of the FDA and in other countries by similar health and regulatory authorities. Unless an exemption applies, each medical device that we wish to market in the United States and certain skincare products that we may wish to market must first receive either 510(k) clearance or pre-market approval from the FDA. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from four to twelve months, or longer. The pre-market application approval process is much more costly, lengthy and uncertain. It may take one to three years or even longer. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability.

Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and 510(k) clearances for our surgical products, our clearances can be revoked if post-marketing data demonstrates safety issues or lack of effectiveness. Further, more stringent regulatory requirements and/or safety and quality standards may be issued in the future with an adverse effect on our business. Although we believe that we are in compliance with all material applicable regulations of the FDA, current regulations depend heavily on administrative interpretation. Future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, may vary from current interpretations and may adversely affect our business and prospects.

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

Even if we obtain and maintain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets may be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. We may seek international reimbursement approvals for our products, but we cannot assure you that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals in any given market could have a material adverse effect on the acceptance of our products in that market or others.

We have limited marketing experience, and our failure to build and manage our marketing force or to market and distribute our products effectively will hurt our revenues and profits.

We have limited marketing experience and limited marketing resources. However, we expect that we will have to expand the number of our sales and marketing personnel in order to implement our marketing programs and strategy so as to increase utilization of the XTRAC system in the United States. Different programs may call for different strategies and talents. While we may be able to draw on currently available personnel within our organization, we also expect that we will have to increase the number of representatives devoted to the sales and marketing programs and broaden, through such representatives, the talents we have at our disposal. In some cases, we may look outside our organization for assistance in marketing our products, as for example in a program to market our surgical diode laser through the internet. We cannot predict whether the anticipated sales and marketing programs will be successful, either in design or implementation.

In similar fashion, we cannot predict how successful we may be in expanding our skincare products or surgical services in the United States, nor can we predict the success of new skincare or surgical products that we may introduce. There are, for example, skincare products and diode and CO2 lasers already in the market against which our comparable products must compete. No assurance can be given that we will be successful in marketing and selling our skin health and hair care products or our diode and CO2 lasers.

There are significant risks involved in building and managing our marketing force and marketing our products, including our ability:

•
to hire, as needed, a sufficient number of qualified marketing people with the skills and understanding to market the XTRAC system, our skincare products and our surgical products services and effectively;

•	to adequately train our marketing force in the use and benefits of our products and services, making them more effective promoters;

•
to set the prices and other terms and conditions for treatments using an XTRAC system and our surgical services in a complex legal environment so that they will be accepted as attractive and appropriate alternatives to conventional service modalities and treatments; and

•	to cope with employee turnover among the sales force in the skin care business, which is highly competitive for talented sales representatives.

We have limited experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

We may encounter difficulties manufacturing our products for the following reasons:

•	we have limited experience manufacturing our products in commercial quantities; and

•	we will, in order to increase our manufacturing output significantly, have to attract and retain qualified employees, who are in short supply, for assembly and testing operations.

Although we believe that our current manufacturing facilities are adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand our manufacturing facilities to increase capacity substantially. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our XTRAC system, to maintain the benefits of vertical integration in the delivery of our surgical services or to achieve market acceptance for our skincare products. Our inability to manufacture or commercialize our devices successfully could have a material adverse effect on our revenue.

We may have difficulty managing our growth.

If additional private carriers approve favorable reimbursement policies for psoriasis and our marketing programs are successful in increasing utilization of the XTRAC system, we expect to experience growth in the number of our employees and customers and the scope of our operations. This growth may place a strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. We also expect that compliance with the requirements of governmental and quasi-governmental bodies will grow more complex and burdensome. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, to manage multiple, concurrent customer relationships, to respond to increasing compliance requirements and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of our products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and complexity and new product introductions, a key part of our strategy may not be successful.

In addition, we may acquire additional companies in the medical products and services industry. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

•	diversion of our management’s attention;

•	integration of the acquired business with our business; and

•	unanticipated legal liabilities and other circumstances or events.

The XTRAC system and other laser systems we manufacture for surgery require specific component parts that may not be readily available or cost effective, which may adversely affect our competitive position or profitability. Our skin care products may require compounds that can be efficiently produced by a limited number of suppliers.

Production of our XTRAC system requires specific component parts obtained from our suppliers. Production of our surgical laser systems requires some component parts that will become harder to procure, as the design of the system ages. Similarly, our skin care products may require compounds that can be efficiently produced only by a limited number of suppliers. In the event that our suppliers cannot meet our needs, we believe that we could find alternative suppliers. However, a change in suppliers or any significant delay in our ability to have access to such resources would have a material adverse effect on our delivery schedules, business, operating results and financial condition.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require, but cannot secure, rights to essential third-party intellectual property. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical devices fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies. The development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business or prospects.

In addition, competition in the skin health and hair care markets is intense. Our skincare competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, La Roche Posay, Allergan, Pevonia, Declore and Murad. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than we do. Further, a number of smaller companies are developing or marketing competitive products. Our skincare competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than we can. Further, competitive products may be manufactured and marketed more successfully than our potential skincare products. Such developments could render our existing or potential skincare products less competitive or obsolete and could have a material adverse effect on our business, financial condition and results of operations.

As we develop new products or improve our existing products, we may accelerate the economic obsolescence of the existing, unimproved products, and their components. The obsolescent products and related components may have little to no resale value, leading to an increase in the reserves we have against our inventory. On the other side, there is a risk that the new products or improved existing products may not achieve market acceptance and therefore also lead to an increase in the reserves against our inventory.

Our products may be found defective or physicians and technicians may misuse our products and damages may exceed our insurance coverage.

One or more of our products may be found to be defective after they have been shipped in volume, and require product replacement. Product returns and the potential need to remedy defects or provide replacement products or parts could result in substantial costs and have a material adverse effect on our business and results of operations. The clinical testing, manufacturing, marketing and use of our products and procedures may also expose us to product liability claims. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system when patients are treated and that we train and provide our technicians as part of our surgical services business may expose us to third-party claims if those doing the training are accused of providing inadequate training or if a technician is accused of negligently applying such training. We presently maintain liability insurance with coverage limits of at least $5,000,000 per occurrence. Continuing insurance coverage may not be available at an acceptable cost, if at all. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could have a material adverse effect upon our business, financial condition and results of operations.

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

Our success depends in part upon the continued service and performance of:

•	Jeffrey F. O’Donnell, President and Chief Executive Officer;

•	Dennis M. McGrath, Chief Financial Officer;

•	Michael R. Stewart, Executive Vice President and Chief Operating Officer;

•	John F. Clifford, Executive Vice President Dermatology and

•	Robin L. Carmichael, Vice President - Marketing

Although we have employment agreements with Mr. O’Donnell, Mr. McGrath, Mr. Stewart, Mr. Clifford and Ms. Carmichael, the loss of the services of one or more of our officers could adversely affect our ability to develop and introduce our new products.

We may be unsuccessful in integrating the operations of ProCyte with our other business segments.

We acquired ProCyte with the following goals in mind:

•	that ProCyte's presence in the skin health and hair care products market would present a growth opportunity for PhotoMedex to market its existing products;

•	that the addition of ProCyte's sales and marketing personnel would enhance our ability to market the XTRAC system;

•	that the addition of ProCyte's operations and existing cash balances would enhance PhotoMedex's operating results and balance sheet;

•	that the combination of the senior management of ProCyte and PhotoMedex would allow complementary skills to strengthen the overall management team; and

•	that the combined company may reap short-term cost savings and have the opportunity for additional longer-term cost efficiencies, thus providing additional cash flow for operations.

While we have begun to realize each of these goals, we have not fully realized on all of the goals. For example, we are seeking the optimal balance and cross-integration of the ProCyte sales and marketing personnel into the sales and marketing of the XTRAC system. If we fail to attain some of the goals, our overall business and financial health could be materially and adversely affected.

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

Potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

Our results of operations are expected to fluctuate significantly from quarter-to-quarter, depending upon numerous factors, including:

•	healthcare reform and reimbursement policies;

•	demand for our products;

•	changes in our pricing policies or those of our competitors;

•	increases in our manufacturing costs;

•	the number, timing and significance of product enhancements and new product announcements by ourselves and our competitors;

•	the termination or expiration of significant royalty-generating licensing contracts to which we are party;

•	the expiration of certain of our key patents;

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

The market price for our common stock could fluctuate due to various factors. These factors include:

•
announcements related to our efforts to secure favorable reimbursement policies from private carriers concerning the treatment of psoriasis with the XTRAC system or to our efforts to increase utilization of the XTRAC;

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

Our certificate of incorporation provides, as permitted by governing Delaware law, that a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. In addition, we have agreed to indemnify the past and present directors, officers and employees of ProCyte for certain matters, to the same extent such individuals are indemnified by ProCyte, for a period of six years following the effective date of the merger.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.	Properties

We lease an 8,000 sq. ft. facility consisting of office, manufacturing and warehousing space located at 2375 Camino Vida Roble, Suite B, Carlsbad, California 92009. The lease expires on June 15, 2012. We have, however, a right to cancellation after 5 years, provided we pay off any remaining obligation for tenant improvements. The base rent is $6,640 per month. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business.

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices and surgical laser manufacturing operations. The term of the lease runs until July 2006, and has an option to renew for an additional five years. We are presently negotiating the renewal. In addition to this facility, we also lease several offices throughout the southeastern United States and other locations elsewhere. Our marketing and sales representatives use these offices to perform their sales and training responsibilities. These offices consist of small one-room facilities and are leased for various terms and amounts. The base rent is $20,475 per month.

We lease a 12,182 sq. ft facility consisting of office and warehousing space located at 8511 154th Avenue NE, Building A, Redmond, Washington 98052. The lease expires on June 30, 2007. The base rent is $15,240 per month. Our Redmond facility houses the warehousing operations for our skincare business.

We lease a 2,500 sq. ft. facility consisting of warehousing space located at 120 Francis Street, Unit #10, Keyport, New Jersey 07735. The lease has been extended until May 31, 2006. The base rent is $1,269 per month. Our Keyport facility houses our warehouse for our spa skincare business. In the short term, we intend to move the operations of this facility and incorporate them into the Montgomeryville operations.

Item 3.	Legal Proceedings

In the action we brought against Edwards LifeSciences Corporation and Baxter Healthcare Corporation in January 2004, the parties reached a settlement in December 2005, terminating all prior dealings between the parties with respect to transmyocardial revascularization, and providing for payment to us of an amount that may not be disclosed in accordance with the confidentiality restrictions of the settlement.

In the matter brought against us by City National Bank of Florida, our former landlord in Orlando, Florida, our motion for summary judgment was heard in limine and denied. Judgment was awarded to the landlord in the amount of $77,023. Offsetting the judgment are proceeds, approximating $45,000, which are held by the landlord from the sale of assets left on the leased premises by the party that bought the assets from us. We have paid the net judgment amount pursuant to a settlement that was reached with the landlord which embodies terms which we deem favorable and which have mooted post-trial motions and appeals.

In the matter brought by us against RA Medical Systems, Inc. and Dean Stewart Irwin in the United States District Court for the Southern District of California, a new magistrate judge appointed in 2005 to the case has ruled that discovery will continue to be stayed until the trial judge rules on the defendants’ motion for summary judgment, based on a theory of res judicata. Notwithstanding the abeyance of the case, we have brought in March 2006 a motion for partial summary judgment, based on a theory that defendants have not had, until January 2006, a license from the State of California to manufacture or market their medical devices, and therefore have unfairly competed against us by unlawfully manufacturing, marketing and selling medical devices that were misbranded.

In the matter brought by us against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California, we have elected in February 2006 to discontinue our motions and appeals in the matter, and thus bring closure to this action.

On January 25, 2005, RA Medical Systems, Inc. and Dean Stewart Irwin brought an action against PhotoMedex, Inc., Jeffrey Levatter Ph.D. (our Chief Technology Officer), Jenkens & Gilchrist, LLP (our outside counsel) and Michael R. Matthias, Esq. (litigation partner at our outside counsel). The action was brought in the Superior Court for San Diego County, California and based on allegations that we and the other defendants had engaged in malicious prosecution in bringing and maintaining the action brought by PhotoMedex in April 2003. We and the other defendants filed a motion to strike the actions, based on California Code of Civil Procedure section 425.16, their, so-called SLAPP statute. Our motion to strike was denied; we appealed the denial. The appellate court heard oral argument on the matter on March 14, 2006, taking the matter under advisement. We are being defended by our insurance carrier.

On May 13, 2005, Vida Brown brought suit in the Circuit Court, 20th Judicial Circuit for Charlotte County, Florida, for injuries sustained during a surgical laser procedure on her lower back. Ms. Brown has sued, among others, the surgeon, the anesthesiologist, the supplier of the laser delivery system (viz. Clarus Medical LLC), a person holding himself out as a representative of Clarus, and the supplier of the holmium laser system and technician (viz. our former subsidiary, Surgical Innovations & Services, Inc.). The laser delivery system supplied by Clarus proved defective in the course of the procedure, notwithstanding which the surgeon continued to perform the procedure. The holmium laser provided by SIS did not perform deficiently. Ms. Brown has alleged that we failed to provide a properly trained operator for the holmium laser and that our operator failed to warn the surgeon of the danger of continuing to use a defective laser delivery system, allegations which we deny. Our insurance carrier is providing a defense for us in this matter.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 28, 2005. Richard J. DePiano, Jeffrey F. O’Donnell, Alan R. Novak, Warwick Alex Charlton, Anthony J. Dimun and David Anderson, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The vote tally is set forth below:

	Votes For	Votes Against	Votes Abstaining
Richard J. DePiano	44,258,351	0	2,545,117
Jeffrey F. O’Donnell	44,759,140	0	2,044,328
Warwick Alex Charlton	44,852,104	0	1,951,364
Alan R. Novak	45,016,265	0	1,787,203
Anthony J. Dimun	45,025,510	0	1,777,958
David W. Anderson	45,016,544	0	1,786,924

Amper, Politziner & Mattia, P.C. was ratified to be our independent auditors for the year ending December 31, 2005, with 46,320,693 votes for, 417,563 votes against and 65,210 votes abstaining.

An amendment to the Amended and Restated 2000 Non-Employee Director Stock Option Plan to increase the number of shares of our common stock reserved for issuance thereunder from 1,000,000 to 1,400,000 was approved with 19,450,508 votes for, 2,849,026 votes against and 288,804 votes abstaining.

The 2005 Equity Compensation Plan was adopted to reserve up to 3,160,000 shares of common stock for issuance under the Plan, with 19,312,983 votes for, 3,023,256 votes against and 252,099 votes abstaining. The 2005 Investment Plan was adopted to reserve up to 400,000 shares of common stock for issuance under the Plan, with 19,402,038 votes for, 2,851,646 votes against and 334,654 votes abstaining.

An award under the 2005 Equity Compensation Plan of 525,000 and 335,000 restricted shares of our common stock to Messrs. O’Donnell and McGrath, respectively, and a grant under the 2005 Equity Compensation Plan of an incentive stock option of 200,000 shares of our common stock to Mr. O’Donnell, at an exercise price no less than $2.50 per share, was approved with 17,518,407 votes for, 4,770,054 votes against and 299,877 votes abstaining. The award and grant were made on January 15, 2006, in conformance with the intentions set forth in our Proxy Statement.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2006, we had 52,319,294 shares of common stock issued and outstanding. Further, we had issued and outstanding options to purchase 6,176,646 shares of common stock, of which 3,632,220 were vested as of March 15, 2006, and warrants to purchase up to 2,100,309 shares of common stock.

Our common stock is listed on the Nasdaq National Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock,

	High	Low

Year Ended December 31, 2005:

Fourth Quarter	$2.33	$1.50
Third Quarter	2.82	1.98
Second Quarter	3.09	2.00
First Quarter	2.88	2.16

Year Ended December 31, 2004:

Fourth Quarter	$2.73	$1.86
Third Quarter	3.26	1.89
Second Quarter	3.99	2.54
First Quarter	2.69	1.63

Year Ended December 31, 2003:

Fourth Quarter	$2.54	$1.66
Third Quarter	2.95	2.15
Second Quarter	2.30	1.39
First Quarter	1.85	1.22

On March 15, 2006, the closing market price for our common stock in The Nasdaq National Market System was $1.98 per share. As of March 15, 2006, we had approximately 945 stockholders of record, without giving effect to determining the number of stockholders who hold shares in “street name” or other nominee accounts.

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2005. See Notes 1 and 13 to the consolidated financial statements for additional discussion. The awards of restricted stock to Messrs. O’Donnell and McGrath were made on January 15, 2006 and therefore are not included in the table below.

	(A)	(B)	(C)

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders	4,947,646	$2.12	2,021,750

Equity compensations plan not approved by security holders	130,000	$1.88	—

Total	5,077,646	$2.11	2,021,750

As of January 1, 2006, no options will be granted to employees or consultants out of any plans except the 2005 Equity Compensation Plan. Options to our outside directors will be made from the 2000 Non-Employee Director Stock Option Plan; options under the 2005 Investment Plan may be made only to executive officers. Most warrants issued by us have been to investors and none have been issued pursuant to equity compensation plans. Additionally, virtually all options have been granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders without necessity of further, special approval by our stockholders.

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

Recent Issuances of Unregistered Securities

On September 7, 2004, the Company closed the transactions set forth in a Master Asset Purchase Agreement (the “Master Agreement”) with Stern Laser srl (“Stern”). We have issued to Stern in June and December 2005 248,395 and 126,582 shares, respectively, of our restricted common stock; as of December 31, 2005, we have issued to Stern an aggregate 488,854 shares of our restricted common stock in connection with the Master Agreement. We have also agreed to pay Stern up to an additional $450,000 based on the achievement of certain remaining milestones relating to the development and commercialization of certain licensed technology and the licensed products which may be developed under such arrangement and may have certain other obligations to Stern under these arrangements. We retain the right to pay all of these conditional sums in cash or in shares of its common stock, in our discretion. To secure the latter alternative, we have reserved for issuance, and placed into escrow, 211,146 shares of our unregistered stock. The per-share price of any future issued shares will be based on the closing price of our common stock during the 10 trading days ending on the date of achievement of a particular milestone under the terms of the Master Agreement. Stern also has served as the distributor of the XTRAC laser system in South Africa and Italy since 2000. The primary asset, which we have acquired from Stern, is a license, which was carried on our books at $942,422, net as of December 31, 2005. Amortization of this intangible is on a straight-line basis over 10 years, which began in January 2005. As Stern completes further milestones under the Master Agreement, we expect that the carrying value of the license will increase.

In 2005, we issued to GE Capital Corporation 14,714, 13,191 and 15,860 warrants to purchase our common stock issued on June 28, 2005, September 26, 2005 and December 27, 2005, respectively, in connection with draws we made against a Master Lease Agreement.

We believe that all of the foregoing issuances of securities were made solely to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

Shares Eligible for Future Sale

As of March 15, 2006, we had 52,319,294 issued and outstanding shares of common stock. All of these shares are either covered by currently effective registration statements or are eligible for resale in accordance with the provisions of Rule 144. Further, as of March 15, 2006, we had issued and outstanding options to purchase 6,170,646 shares of common stock, of which 3,626,220 were vested, and currently exercisable warrants to purchase up to 2,100,309 shares of common stock.

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

As of March 15, 2006, the average weighted exercise prices of our outstanding and fully vested options and warrants were $2.12 and $1.98, respectively. The shares underlying all of the warrants and the options granted to employees, directors and other non-employees and outstanding as of December 31, 2005 have been registered with the SEC. In April 2005, we filed a registration statement with the SEC for stock option plans we assumed from ProCyte Corporation. We expect to register in 2006 the 3,160,000 shares authorized under the 2005 Equity Compensation Plan and the 400,000 shares authorized to the 2005 Investment Plan. The exercise of the options and warrants and the sale of the underlying shares in the public market may cause additional dilution to our existing stockholders and may cause the price of our common stock to fluctuate.

Item 6.	Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning in Item 7 below. The selected historical consolidated statement of operations data for the five-year period ended December 31, 2005 and the selected historical consolidated balance sheet data as of December 31, 2001, 2002, 2003, 2004 and 2005 have been derived from our consolidated financial statements:

Year Ended December 31, (In thousands, except per share data)

	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues	$28,384	$17,745	$14,319	$3,274	$4,730
Costs of revenues	15,675	10,363	10,488	4,425	4,952
Gross profit (loss)	12,709	7,382	3,831	(1,151)	(222)
Selling, general and administrative	16,477	10,426	9,451	6,191	10,519
Research and development	1,128	1,802	1,777	1,757	3,329
Asset impairment charge	—	—	—	—	1,958
Loss from operations before interest and other income, net	(4,896)	(4,846)	(7,397)	(9,099)	(16,028)
Interest income	61	43	50	42	238
Interest expense	(403)	(181)	(96)	(16)	(25)
Other income, net	1,302	—	—	1	77
Net loss	($3,936)	($4,984)	($7,443)	($9,072)	($15,738)

Basic and diluted net loss per share	($0.08)	($0.13)	($0.21)	($0.34)	($0.80)
Shares used in computing basic and diluted net loss per share (1)	48,786	38,835	35,134	26,566	19,771
Balance Sheet Data (At Period End):
Cash and cash equivalents	$5,610	$3,997	$6,633	$4,008	$4,067
Working capital	11,151	6,119	8,678	6,578	5,546
Total assets	48,675	22,962	22,753	21,513	15,585
Long-term debt (net of current portion)	2,437	1,399	457	900	—
Stockholders’ equity	$38,417	$14,580	$15,978	$13,309	$12,710

(1)	Common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

We view our business as comprised of the following five business segments:

•	Domestic XTRAC,

•	International XTRAC,

•	Skin Care (ProCyte),

•	Surgical Services, and

•	Surgical Products.

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

For the past five years, we have sought to clear the path of obstacles and barriers to a smooth and orderly roll-out of the XTRAC system in dermatology. In 2000 the technology, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer based laser system. For the first two years the company invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years we pursued widespread reimbursement commencing with obtaining newly created CPT reimbursement codes that became effective in 2003. This was followed by the lengthy process of persuading private medical insurers to adopt a positive reimbursement policy for the procedure. Substantive progress on reimbursement was achieved in the second half of 2005. We increased our dermatology sales force as part of the acquisition of ProCyte in March 2005. In November 2005, we commenced an advertising campaign in selected regions to make consumers aware of the technology and therapeutic benefits of targeted UVB laser treatment for psoriasis.

International XTRAC

In the international market, we derive revenues from the XTRAC system by selling the dermatology laser system to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC system. Compared to the domestic segment, the international XTRAC business is more influenced by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we charge to international distributors for our XTRAC products.

While the number of lasers sold was the same for the year ended December 31, 2005 compared to the same period for 2004, the average price per laser system and parts was less in the 2005 period ($54,004) than in the 2004 period ($62,563). For the year ended December 31, 2004, the number of lasers sold was greater compared to the same period in 2003, although the average price per laser system and parts was greater in 2004 ($62,563) compared to 2003 ($64,807). In addition, of the 26 lasers recognized as sold in the year ended December 31, 2004, six of those lasers had been shipped in 2003, but were not recognized as sales in 2003 due to the application of the criteria of Staff Accounting Bulletin No. 104.

Due to the significant financial investment requirements, we were reluctant previously to implement an international XTRAC fee-per-use revenue model, similar to the domestic revenue model. However, as reimbursement in the domestic market has become more widespread, we have recently started to offer a version of this model overseas, but have not to date concluded such an arrangement.

In 2005, as a result of the acquisition of worldwide rights to certain proprietary light-based technology from Stern Laser, we also explored new product offerings in the treatment of dermatological conditions to our international customers. We intend to expand the international marketing of this product, called the VTRAC™, in 2006. The VTRAC is designed to be a best-in-class lamp-based UVB targeted therapy, positioned at a price point lower than the XTRAC so that it will effectively compete with other non-laser based therapies for psoriasis and vitiligo.

Skin Care (ProCyte)

On March 18, 2005, we completed the acquisition of ProCyte. ProCyte generates revenues from the sale of skin health, hair care and wound care products; the sale of copper peptide compound in bulk; and royalties on licenses for the patented copper peptide compound.

The operating results of ProCyte for the year ended December 31, 2005 are included from March 19, 2005 through December 31, 2005. Under purchase accounting rules, the operating results of ProCyte for prior periods are not included in our Statement of Operations. A description of the transaction and proforma operating results are disclosed as part of Note 2, Acquisitions to the financial statements.

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

Our goals for this acquisition are summarized below:

•	the addition of ProCyte's sales and marketing personnel should enhance our ability to market the XTRAC system;

•	ProCyte's presence in the skin health and hair care products market should present a growth opportunity for PhotoMedex to market its existing products;

•	the addition of ProCyte's operations and existing cash balances would improve PhotoMedex's operating results and strengthen its balance sheet;

•	the combination of the senior management of ProCyte and PhotoMedex should allow complementary skills to strengthen the overall management team; and

•	the combined company may reap short-term cost savings and have the opportunity for additional longer-term cost efficiencies.

Since the acquisition date, we have made progress toward the achievement of these goals. Financial and administrative functions were transferred from Redmond to Montgomeryville in June 2005. Integration of and coordination between the sales forces of the Skin Care and Domestic XTRAC business units is an ongoing process.

Surgical Services

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. Although we intend to increase our investment in this business segment for 2006, we will continue to pursue a very cautious growth strategy in order to conserve our cash resources for the XTRAC business segments.

We have limited marketing experience in expanding our surgical services business. The majority of this business is in the southeastern part of the United States. New procedures and geographical expansion, together with new customers and different business habits and networks, will likely pose different challenges compared to those that we have encountered in the past. There can be no assurance that we will be able to overcome such challenges.

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

In July 2004, we entered into an agreement with AzurTec, Inc. to develop a device that rapidly and accurately detects the presence of cancerous cells in excised tissue. We assisted in the development of FDA-compliant prototypes for AzurTec’s product and have collected payments under the agreement aggregating $240,000 through December 31, 2005. Continuing development of this project requires additional investment by AzurTec. We will resume development once this investment has been satisfied.

In March 2005, we entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. Under this Agreement, GlobalMed will act as master distributor in the Pacific Rim for our XTRAC excimer laser, including the Ultra™ excimer laser, as well as for our LaserPro® diode surgical laser system. The diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. We have engaged Dr. Matlock as our consultant to explore further business opportunities. In connection with this engagement, he has received options to purchase 25,000 shares of our common stock.

In July 2005, we entered a four year Marketing Agreement with KDS Marketing, Inc. Using money invested by each party, KDS will research market opportunities for our LaserPro® diode laser and related delivery systems; based on such research, KDS will market the diode laser, subject to guidelines which we establish. The hub of the marketing program will be a website which physicians may access for information about the laser and which they may use to purchase the laser. KDS’s return on its investment will be based primarily on commissions earned on diode lasers that are sold under the program.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements. These critical accounting policies and the significant estimates made in accordance with these policies have been discussed with our Audit Committee.

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

The calculation of unused treatments prior to 2004 was based upon an estimate that at the end of each accounting period, 15 unused treatments existed at each laser location. This was based upon the reasoning that we generally sell treatments in packages of 30 treatments. Fifteen treatments generally represent about one-half the purchase quantity by a physician or approximately a one-week supply for 6-8 patients. This policy had been used on a consistent basis. We believed this approach to have been reasonable and systematic given that: (a) physicians have little motivation to purchase quantities (which they are obligated to pay for irrespective of actual use and are generally unable to seek a refund for unused treatments) that will not be used in a relatively short period of time, particularly since in most cases they can obtain incremental treatments instantaneously over the phone; and (b) senior management regularly reviews purchase patterns by physicians to identify unusual buildup of unused treatment codes at a laser site. Moreover, we continually look at our estimation model based upon data received from our customers.

In the fourth quarter of 2004, we updated the calculations for the estimated amount of unused treatments to reflect recent purchasing patterns by physicians near year-end. We estimated the amount of unused treatments at December 31, 2004 to include all sales of treatment codes made within the last two weeks of the period. We believe this approach more closely approximates the actual amount of unused treatments that existed at that date than the previous approach. APB No. 20 provides that accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained and that the effect of the change in accounting estimate should be accounted for in the current period and the future periods that it affects. We accounted for this change in the estimate of unused treatments in accordance with APB No. 20 and SFAS No. 48. Accordingly, our change in accounting estimate was reported in revenues for the fourth quarter of 2004 and was not accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods.

We have continued this approach or method for estimating the amount of unused treatments at December 31, 2005. Had we applied the approach used in 2003 to estimating unused treatments, XTRAC domestic revenues would have increased by $73,000 for the year ended December 31, 2005 and decreased by $271,000 for the year ended December 31, 2004, as compared to the prior method of estimation.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. We recognize service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2005, we deferred revenues of $57,300 under this program as all the criteria for revenue recognition had not been met. At December 31, 2005, we had net deferred revenues of $107,860 under this program.

Under this program, we may reimburse qualifying doctors for the cost of our fee but only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•	The physician practice must be in an identified location where there are still challenges by insurance companies to reimbursing the procedure;

•	The program only covers medically necessary treatments of psoriasis as determined by the treating physician;

•	The patient must have medical insurance and a claim for the treatment must be timely filed with the patient’s insurance company;

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

Prior to 2004, we estimated a contingent liability for potential refunds under this program by estimating when the physician was paid for the insurance claim. In the absence of a two-year historical trend and a large pool of homogeneous transactions to reliably predict the estimated claims for refund as required by Staff Accounting Bulletin Nos. 101 and 104, we previously deferred revenue recognition of 100% of the current quarter revenues from the program to allow for the actual denied claims to be identified after processing with the insurance companies. After more than 144,000 treatments in the last 3 years and detailed record keeping of denied insurance claims and appeals processed, we have estimated that approximately 4% of the revenues under this program for the quarter ended December 31, 2005 are subject to being credited or refunded to the physician. We estimated that 11% of the revenues under this program for the quarter ended December 31, 2004 were subject to being credited or refunded to the physician.

We updated our analysis to reflect this level of estimated refunds. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate, and we recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB No. 20. These pronouncements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods. Due to this updated approach in estimates, domestic XTRAC revenues were increased by $261,000 and $98,000 for the years ended December 31, 2005 and 2004, respectively as compared to the prior method of estimation.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $333,000 for the year ended December 31, 2005 and decrease revenues $278,000 for the year ended December 31, 2004. We expect that this program will wind down in those geographic regions where there is a high percentage of covered lives.

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

Our XTRAC laser is either (i) sold to distributors or physicians directly or (ii) placed in a physician's office and remains our property. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the SAB No. 104 criteria have been met, and until that time, the unit is carried on our books as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables related to phototherapy sales are due from various distributors located outside of the United States and from physicians located inside the United States. The majority of receivables related to skin care products, surgical services and surgical product are due from various customers and distributors located inside the United States. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors.

Property and Equipment. As of December 31, 2005 and 2004, we had net property and equipment of $7,044,713 and $4,996,688, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on increasing revenues from the physicians’ use of the lasers. XTRAC lasers-in-service are depreciated on a straight-line basis over the estimated useful life of three-years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence.

Intangibles. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2005 and 2004, we had $22,420,563 and $3,873,857, respectively, of goodwill and other intangibles, accounting for 46% and 17% of our total assets at the respective dates. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

There has been no change in 2005 and 2004 to the carrying value of goodwill that is allocated to the XTRAC domestic segment and the XTRAC international segment in the amounts of $2,061,096 and $883,327, respectively. The allocation of goodwill to each segment was based upon the relative fair values of the two segments as of August 2000, when we bought out the minority interest in Acculase and thus recognized the goodwill. In connection with the acquisition of ProCyte on March 18, 2005, we acquired certain intangibles recorded at fair value as of the date of acquisition and allocated fully to the Skin Care (ProCyte) segment. Included in these acquired intangibles were the following:

ProCyte Neutrogena Agreement	$2,400,000
ProCyte Customer Relationships	1,700,000
ProCyte Tradename	1,100,000
ProCyte Developed Technologies	200,000
Goodwill	13,430,961
Total	$18,830,961

Deferred Income Taxes. We have a deferred tax asset that is fully reserved by a valuation allowance. We have not recognized the deferred tax asset, given our historical losses and the lack of certainty of future taxable income. However, if and when we become profitable and can reasonably foresee continuing profitability, then under SFAS No. 109 we may recognize some of the deferred tax asset. The recognized portion may variously reduce acquired goodwill, increase stockholders’ equity directly and/or benefit the statement of operations.

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

Results of Operations

Revenues

The following table illustrates revenues from our five business segments for the periods listed below:

	For the Years Ended December 31,
	2005	2004	2003
Dermatology:
XTRAC Domestic Services	$3,498,235	$3,256,164	$1,325,024
XTRAC International Products	1,404,096	1,626,646	1,166,520
Skin Care (ProCyte) Revenues	10,042,132	—	—
Total Dermatology Revenues	$14,944,463	$4,882,810	$2,491,544

Surgical:
Surgical Services	$7,719,529	$7,826,519	$5,953,462
Surgical Products	5,720,514	5,035,852	5,873,787
Total Surgical Revenues	$13,440,043	$12,862,371	$11,827,249

Total Revenues	$28,384,506	$17,745,181	$14,318,793

Domestic XTRAC Segment

Recognized revenue for the years ended December 31, 2005, 2004 and 2003 for domestic XTRAC procedures was $3,498,235, $3,256,164 and $1,325,024, respectively, reflecting billed procedures of 54,255, 47,915 and 29,113, respectively. In addition, 6,371, 4,928 and 2,566 procedures were performed for the years ended December 31, 2005, 2004 and 2003, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the year ended December 31, 2005 compared to the comparable periods in 2004 and 2003 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of the CPT codes with comparable rates by private healthcare insurers and on instilling confidence in our physician partners that the XTRAC procedures will benefit their patients and be generally reimbursed to their practices.

In the first quarter of 2003, we implemented a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of SAB No. 104, we recognize service revenue during the program only to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2005, we deferred revenues of $57,302 (873 procedures) net, under this program, compared to the year ended December 31, 2004, when we recognized revenues of $303,027 from revenues (4,562 procedures) which had been previously deferred under this program. For the year ended December 31, 2003, we deferred revenues of $744,830, (10,737 procedures) net, under this program. The change in deferred revenue under this program is presented in the table below.

In the years ended December 31, 2005 and 2004, recognized revenues for the domestic XTRAC segment increased by approximately $261,000 and $98,000, respectively, due to a change in accounting estimate for potential credits or refunds under the reimbursement program. In addition, in the years ended December 31, 2005 and 2004, recognized revenues for the domestic XTRAC segment increased by approximately $73,000 and decreased by approximately $271,000, respectively, due to a change in the accounting estimate for unused physician treatments that existed for the same periods. The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $334,000 for the year ended December 31, 2005 and decrease revenues by approximately $173,000 for the year ended December 31, 2004.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	For the Years Ended December 31,
	2005	2004	2003
Recognized revenue	$3,498,235	$3,256,164	$1,325,024
Change in deferred program revenue	57,302	(303,027)	744,830
Change in deferred unused treatments	5,371	229,300	(50,225)
Net billed revenue	$3,560,908	$3,182,437	$2,019,629
Procedure volume total	60,626	52,843	31,679
Less: Non-billed procedures	6,371	4,928	2,566
Net billed procedures	54,255	47,915	29,113
Avg. price of treatments sold	$65.63	$66.42	$69.37
Procedures with deferred/(recognized) program revenue, net	873	(4,562)	10,737
Procedures with deferred/(recognized) unused treatments, net	82	3,452	(724)

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

International XTRAC Segment

International XTRAC sales of our excimer laser system and related parts were $1,404,096 for the year ended December 31, 2005 compared to $1,626,646 and $1,166,520 for the years ended December 31, 2004 and 2003, respectively. We sold 26 laser systems in the year ended December 31, 2005 compared to 26 and 18 laser systems in the years ended December 31, 2004 and 2003, respectively. Compared to the domestic business, the international XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamps which over time, has also served to reduce the prices we charge international distributors for our excimer products. While the average revenue per laser was less in the year ended December 31, 2005 than in the same period of 2004, the number of lasers sold was the same as in the prior period.

Contributing to the overall average selling price decrease in 2005 was the sale of certain used lasers which were previously deployed in the US operations and sold at a discount to the list price for new equipment. We sold 6 of these used lasers at an average price of $27,000. While the average revenue per laser was less in the year ended December 31, 2004 than in the same period of 2003, the number of lasers sold was greater than in the prior period. In addition, of the 26 lasers recognized as sales in the year ended December 31, 2004, six of those lasers had been shipped in 2003, but not recognized as sales at that time due to the application of the recognition criteria of Staff Accounting Bulletin No. 104. Four of the six lasers were recognized in the first quarter of 2004 and the other two lasers were recognized in the second quarter of 2004.

The following table illustrates the key changes in the International XTRAC segment for the periods reflected below:

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$1,404,096	$1,626,646	$1,166,520
Laser systems sold	26	26	18
Average revenue per laser	$54,004	$62,563	$64,807

Skin Care (ProCyte) Segment

For the year ended December 31, 2005, ProCyte revenues were $10,042,132. Inasmuch as ProCyte was acquired on March 18, 2005, there are no corresponding revenues accruing to us for the years ended December 31, 2004 or 2003. Skin Care revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena. For the full year 2005, unaudited Skin care revenues were approximately $13 million compared to unaudited revenues of $13.3 million for 2004.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	For the Year Ended December 31,
	2005	2004	2003
Product sales	$8,902,615	$—	$—
Bulk compound sales	679,550	—	—
Royalties	459,967	—	—
Total Skincare revenue	$10,042,132	$—	$—

Surgical Services Segment

In the years ended December 31, 2005, 2004 and 2003, surgical service revenues were $7,719,529, $7,826,519 and $5,953,462, respectively. Revenues in surgical services stayed relatively flat for the year ended December 31, 2005 compared to 2004. During 2005 we closed four geographic areas of business due to unacceptable operating profit, which we had revenues in 2004. In addition, we have suffered business interruption due to hurricanes in New Orleans and Alabama territories, in the third and fourth quarter of 2005. Revenues in surgical services grew for the year ended December 31, 2004 from 2003 by 31.5%, primarily due to growth in urological procedures performed with laser systems purchased from a third-party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$7,719,529	$7,826,519	$5,953,462
Percent (decrease)/ increase	(1.4%)	31.5%
Cost of revenues	5,675,787	5,000,226	3,899,714
Gross profit	$2,043,742	$2,826,293	$2,053,748

Surgical Products Segment

Surgical Products revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the year ended December 31, 2005, surgical products revenues were $5,720,514 compared to $5,035,832 in the year ended December 31, 2004. The increase was almost entirely due to $685,000 in additional laser system revenues reflecting the increase in the number of systems sold (47 vs. 17), partially offset by a decline in the average price per laser sold.

For the year ended December 31, 2004, surgical products revenues were $5,035,832 compared to $5,873,787 in the year ended December 31, 2003. The decrease was due to fewer laser systems sold (17 vs. 38) partially offset by an increase in the average price per laser sold.

The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the years ended December 31, 2005 and 2004 were sales of $532,995 and $40,000 diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers. There were no sales of these lasers for the year ended December 31, 2003, since they were introduced in June 2004.

Disposables and fiber sales were relatively level between the comparable years ended December 31, 2005 and 2004. We have expected that the disposables base may continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. With the introduction of our CO2 and diode surgical lasers in the second quarter of 2004, we hope to offset the decline in laser and disposables revenues.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	For the Year Ended December 31,
	2005	2004	2003
Revenues	$5,720,514	$5,035,832	$5,873,787
Percent increase/(decrease)	13.6%	(14.3%)
Laser systems sold	47	17	38
Laser system revenues	$1,594,000	$989,000	$1,611,000
Average revenue per laser	$33,915	$58,203	$42,395

Cost of Revenues

Cost of revenues divides into product cost of revenues and service cost of revenues. Within product costs of revenues are the costs of products sold in the International XTRAC segment, the Skin Care segment (with royalties being transferred over to the Services side), and the Surgical Products segment (with laser maintenance being transferred over to the services side). Within services cost of revenues are the costs associated with the Domestic XTRAC segment and the Surgical Services segment, as well as costs associated with the royalties and maintenance.

Product cost of revenues during the year ended December 31, 2005 were $7,219,504, compared to $3,324,564 for the year ended December 31, 2004. The $3,894,940 increase reflected the inclusion of $3,132,532 of costs for the ProCyte business acquired in 2005, and an increase of $1,009,503 for surgical products, due to increased laser system sales offset, in part, by a $246,796 decrease in costs associated with sales of XTRAC laser equipment sold outside the United States.

Product cost of revenues during the year ended December 31, 2004 were $3,324,564, compared to $3,732,109 for the year ended December 31, 2003. The $407,843 decrease reflected a decrease of $768,139 for surgical products, due to a decrease in surgical laser sales. This decrease was offset by an increase in product cost of sales for the international XTRAC revenues for the year ended December 31, 2004. This increase was primarily related to an increase in sales for the year. Additionally, we implemented a planned quality upgrade of all units in the field during 2003. The impact of this upgrade served to reduce field service costs and warranty claims for 2004.

Services cost of revenues was $8,456,001 and $7,038,705 in the years ended December 31, 2005 and 2004, respectively. Contributing to the $1,417,296 increase was a $616,236 increase in the surgical services business associated with the increase in urological procedures performed with laser systems purchased from a third-party manufacturer, which carry a higher cost of sale due to the disposable fiber purchased from the third-party manufacturer than a fiber which we manufacture. In addition, cost of revenues in the Domestic XTRAC business segment increased $801,060 due to manufacturing inefficiencies, an increase in excess and obsolete inventory reserve and increased depreciation on the lasers compared to the same period in 2004.

Services cost of revenues was $7,038,705 and $6,755,499 in the years ended December 31, 2004 and 2003, respectively. Contributing to the $283,206 increase was a $1,288,545 increase in the surgical services business associated with the increase in urological procedures performed with laser systems purchased from a third-party manufacturer, which carry a higher cost of sale due to the disposable fiber purchased from the third-party manufacturer than a fiber which we manufacture. In addition, cost of revenues in the Domestic XTRAC business segment decreased $1,005,339 due to the improvements made to the lasers.

Certain allocable XTRAC manufacturing overhead costs are charged against the XTRAC service revenues. The manufacturing facility in Carlsbad, California is used exclusively for the production of the XTRAC lasers, which are placed in physicians’ offices domestically or sold internationally. The unabsorbed costs, relating to excess capacity, are allocated to the Domestic XTRAC and the International XTRAC segments based on actual production of lasers for each segment. Included in these allocated manufacturing costs are unabsorbed labor and direct plant costs.

Gross Margin Analysis

Gross margin increased to $12,709,001 during the year ended December 31, 2005 from $7,381,912 during the same period in 2004, primarily reflecting the impact of the ProCyte acquisition on March 18, 2005. As a percentage of revenues, the gross margins for the year ended December 31, 2005, increased to 44.8% compared to 41.6% for the same period in 2004, largely as a result of the ProCyte’s gross margin contribution which approximates 68.8%.

Gross margin increased to $7,381,912 during the year ended December 31, 2004 from $3,831,185 during the same period in 2003. As a percentage of revenues, the gross margins for the year ended December 31, 2004, increased to 41.6% compared to 26.8% for the same period in 2003.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Margin Analysis	For the Year Ended December 31,
	2005	2004	2003
Revenues	$28,384,506	$17,745,181	$14,318,793
Percent increase	60.0%	23.9%
Cost of revenues	15,675,505	10,363,269	10,487,608
Percent increase (decrease)	51.3%	(1.2%)
Gross profit	$12,709,001	$7,381,913	$3,831,185
Percent of revenue	44.8%	41.6%	26.8%

The primary reasons for changes in gross profit for the year ended December 31, 2005, compared to the same period in 2004 were as follows:

•
We acquired ProCyte on March 18, 2005, so only the activity after that date is recorded in our financial statements. Consequently, there was no activity recorded in our financial statements in 2004 and 2003 from the skin care business. Additionally, the skin care business has the highest gross profit margin percentage of any of our business segments.

•	We increased sales on surgical laser systems due to the introduction of the diode laser.

•
Offsetting the above was an increase in depreciation included with the XTRAC domestic cost of sales as a result of increasing the overall placements of new lasers in 2005. In addition, the XTRAC plant was relocated in the middle of 2005 causing some inefficiencies in the third quarter. Further, we introduced the XTRAC Ultra, a smaller, faster excimer laser. As a result of this introduction we increased our reserve for obsolete inventory related to the older generation laser.

The primary reasons for improvement in gross margin for the year ended December 31, 2004, compared to the same period in 2003, were as follows:

•
We increased treatment procedures and lowered field service costs for the XTRAC system. The increase in procedure volume was a direct result of improving insurance reimbursement. The lower field service costs were a direct result of the planned quality upgrades in 2003 for all lasers-in-service.

•	We continued to increase the volume of sales to existing customers and add new customers to our existing base.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	For the Year Ended December 31,
	2005	2004	2003
Revenues	$3,498,235	$3,256,164	$1,325,024
Percent increase	7.4%	145.7%
Cost of revenues	2,691,506	1,890,446	2,795,786
Percent increase (decrease)	42.4%	(32.4%)
Gross profit (loss)	$806,729	$1,365,718	($1,470,762)
Percent of revenue	23.1%	41.9%	(111.0%)

The gross margin decreased for this segment for the year ended December 31, 2005 from the comparable periods in 2004 by $558,989. The key factors were as follows:

•
A key driver in increased revenue in this segment is insurance reimbursement. In 2004, we focused on encouraging private health insurance plans to adopt the XTRAC laser therapy as an approved medical procedure for the treatment of psoriasis. Since January 2004, several major health insurance plans instituted medical policies to pay claims for the XTRAC therapy, including Regence, Wellpoint, Aetna, Anthem, Cigna, United Healthcare, Highmark Blue Cross and Independence Blue Cross of Pennsylvania.

•	Procedure volume increased 14.7% from 52,843 to 60,626 billed procedures in the year ended December 31, 2005 compared to the same period in 2004.

•	Price per procedure was not a meaningful component of the revenue change between the periods.

•
The cost of revenues increased by $801,060 for the year ended December 31, 2005. This increase was due to the fact that in 2004, our California engineering resources dedicated much of their time to product development for the Ultra, the new smaller and faster excimer laser. For the year ended December 31, 2005, the development of the Ultra was completed, thus allowing these California resources to devote more time to manufacturing (included in cost of revenues).

The most significant improvement for the year ended December 31, 2004 came from our Domestic XTRAC segment. We increased the gross profit for this segment for the year ended December 31, 2004 over the comparable period in 2003 by $2,836,480, primarily due to increases in revenues and decreases in the costs in the two periods.

•
A key driver in increased revenue in Domestic XTRAC segment is insurance reimbursement. In 2004, we focused on private health insurance plans’ adopting the XTRAC laser therapy for psoriasis as an approved medical procedure. In 2004, several major health insurance plans instituted medical policies to pay claims for the XTRAC therapy including Regence, Wellpoint, Aetna and Anthem.

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

The following table analyzes the gross profit for our International XTRAC segment for the periods reflected below:

XTRAC International Segment	For the Year Ended December 31,
	2005	2004	2003
Revenues	$1,404,096	$1,626,646	$1,166,520
Percent (decrease) increase	(13.7%)	39.4%
Cost of revenues	930,574	1,177,371	817,075
Percent (decrease) increase	(21.0%)	44.1%
Gross profit	$473,522	$449,275	$349,445
Percent of revenue	33.7%	27.6%	30.0%

The gross profit for the years ended December 31, 2005 and 2004 increased by $24,247 and $99,830, respectively, from the comparable prior year periods. The key factors in this business segment were as follows:

•
We sold 26 XTRAC systems during both the year ended December 31, 2005 and 2004. We sold 26 XTRAC systems during the year ended December 31, 2004 and 18 lasers in the comparable period in 2003. We shipped $541,000 of lasers to a master distributor in 2003, but did not recognize revenue at the time. We recognized revenue in the amount of $420,000 in 2004 when all collections from the shipments became certain.

•
The International XTRAC operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products. After adjusting the revenue for parts sales of approximately $209,000, the average price for lasers sold in the year ended December 31, 2005 was approximately $46,000, down from $56,800 in the comparable period in 2004. Contributing to the overall average selling price decrease in 2005 was the sale of certain used lasers which were previously deployed in the US operations and sold at a discount to the list price for new equipment. We sold 6 of these used lasers at an average price of $27,000. Each of these lasers had a net book value of less than standard cost of a new XTRAC system. After adjusting the revenue for the year ended December 31, 2004 for parts sales of approximately $149,000, the average price for lasers sold during this period was approximately $56,800 compared to $62,400 in the same period in 2003.

The following table analyzes our gross margin for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	For the Year Ended December 31,
	2005	2004	2003
Produce revenues	$8,902,615	$—	$—
Bulk compound revenues	679,550	—	—
Royalties	459,967	—	—
Total revenues	10,042,132	—	—

Product cost of revenues	2,664,959	—	—
Bulk compound cost of revenues	467,573	—	—
Total cost of revenues	3,132,532	—	—
Gross profit	$6,909,600	$—	$—
Percent of revenue	68.8%	—	—

The key factors in skincare business segment were as follows:

•
Copper Peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no significant costs associated with this revenue stream.

•	Product revenues come primarily from U.S. dermatologists.

•	Lesser product revenues come from sales directed to consumers at spas and from marketing directly to the consumer (e.g. infomercials).

The following table analyzes the gross profit for our Surgical Services segment for the periods reflected below:

Surgical Services Segment	For the Year Ended December 31,
	2005	2004	2003
Revenues	$7,719,529	$7,826,519	$5,953,462
Percent (decrease) increase	(1.4%)	31.5%
Cost of revenues	5,675,787	5,000,226	3,899,714
Percent increase	13.5%	28.2%
Gross profit	$2,043,742	$2,826,293	$2,053,748
Percent of revenue	26.5%	36.1%	34.5%

Gross margin in the Surgical Services segment for year ended December 31, 2005 decreased by $782,551, from the comparable period in 2004. The key factors impacting gross margin for the Surgical Services business were as follows:

•
A significant part of the revenue was in urological procedures performed with laser systems we purchased from a third party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system. This procedure has a lower gross margin as a percent of revenues than other types of procedures. As the volume of these procedures increases, the overall gross margin percentage decreases. In 2005, there was a 25% price increase on the third party’s proprietary fiber delivery system, which also contributed to the decrease in gross margin in 2005. Revenues for this procedure were $2.4 million for the year ended December 31, 2005 compared to $1.7 million for the same period in 2004.

•
We have closed four geographic areas of business due to unacceptable operating profit. Although closing these territories will save costs and improve profitability over time, the costs saved for the year ended December 31, 2005 have not kept pace with the revenues lost by closing these territories during the year ended December 31, 2005.

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

The following table analyzes our gross profit for our Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Year Ended December 31,
	2005	2004	2003
Revenues	$5,720,514	$5,035,852	$5,873,787
Percent increase (decrease)	13.6%	(14.3%)
Cost of revenues	3,245,103	2,295,226	2,975,034
Percent increase (decrease)	41.4%	(22.9%)
Gross profit	$2,475,411	$2,740,626	$2,898,753
Percent of revenue	43.3%	54.4%	49.4%

The gross profit for the year ended December 31, 2005 decreased by $265,215 from the comparable prior year period. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems. However, the sale of laser systems generates future recurring sales of laser disposables.

•
Revenues for the year ended December 31, 2005 increased by $684,662 from the year ended December 31, 2004 while cost of revenues increased by $949,877 between the same periods. There were 30 more laser systems sold in the year ended December 31, 2005 than in the comparable period of 2004. However, the lasers sold in the 2004 period were at higher prices than in the comparable period in 2005. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the years ended December 31, 2005 and 2004 were sales of $532,995 and $40,000 diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers. There were no sales of these lasers for the year ended December 31, 2003, since they were introduced in June 2004.

•
The laser revenue increase was partly offset by a decrease in sales disposables between the periods. Disposables, which have a higher gross margin than lasers, represented a lower percentage of revenue in the year ended December 31, 2005 compared to the year ended December 31, 2004.

The gross profit for the year ended December 31, 2004 decreased by $158,127 from the comparable prior year period. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems. However, the sale of laser systems generates the sale of laser disposables.

•
Revenues for the year ended December 31, 2004 decreased by $837,935 from the year ended December 31, 2003 while cost of revenues decreased by $679,808 between the same periods. There were 11 fewer laser systems sold in the year ended December 31, 2004 than in the comparable period of 2003. However, the lasers sold in the 2004 period were at higher prices than in the comparable period in 2005.

•	Disposables, which have a higher gross margin than lasers, represented a higher percentage of revenue in the year ended December 31, 2004 compared to the year ended December 31, 2003.

Selling, General and Administrative Expenses

For the year ended December 31, 2005, selling, general and administrative expenses increased to $16,477,322 from $10,426,256 for the year ended December 31, 2004. Selling, general and administrative expenses related to the Skin Care business accounted for $5,331,764 of the increase. The remaining increase related to a $485,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the Domestic XTRAC segment, a $151,000 increase in salaries and benefits for general and administrative expenses and increases in consulting expenses of $161,000 and in corporate insurance of $229,000. Offsetting some of the increases for the year ended December 31, 2005, were reductions in bonus expense of $134,000 and in bad debt expense of $117,000 in the current year compared to the prior year period.

For the year ended December 31, 2004, selling, general and administrative expenses increased to $10,426,256 from $9,451,224 for the year ended December 31, 2003. The overall increase related to several expenses during the 2004 year. We have incurred $400,000 in expenses with respect to compliance obligations under Sarbanes Oxley. We had incremental bad debt expense and legal expense of $159,000 and $200,000, respectively, over the 2003 levels. The bad debt expense relating to the international XTRAC sales has been lower due to the lower sales volume which contributes to lower potential sales at risk of collection. In addition, more of our international sales have been paid with cash in advance or letters of credit inasmuch as such payment terms are more suitable for the geographic mix of countries where we presently do business. This decrease was offset by an increase in bad debt expense relating to the domestic XTRAC. These expenses related to prior insurance reimbursement issues.

Selling, general and administrative expenses as a percentage of revenues have improved over the past three years from 66% in 2003, 59% in 2004 and 58% in 2005.

Engineering and Product Development

Engineering and product development expenses for the years ended December 31, 2005 decreased to $1,127,961 from $1,801,438 for the year ended December 31, 2004. The decrease was mainly in the XTRAC segments due to product development expenses in 2004 for the Ultra. In 2005, the development of the Ultra was completed, thus allowing these California resources to devote more time to manufacturing. This decrease was offset, in part, by the engineering and product development expenses related to the Skin Care business of $442,368. Engineering and product development expenses for the years ended December 31, 2004 increased to $1,801,438 from $1,776,480 for 2003.

Other Income

Other income for the year ended December 31, 2005 was $1,302,537 reflecting the following components: a litigation settlement, net of expenses of $968,882, a non-monetary exchange of assets during June 2005 of two depreciable engineering development prototypes in exchange for four product units to be held for sale for $88,667 and the expiration of the liability for SLT subordinated notes of $244,988. There was no other income in the comparable periods in 2004 and 2003.

Interest Expense, Net

Net interest expense for the year ended December 31, 2005 increased to $342,299, as compared to $138,414 for the year ended December 31, 2004. The increase in net interest expense was the result of the draws on the lease line of credit during the second, third and fourth quarters of 2004 and the second and third quarters of 2005.

Net interest expense for the year ended December 31, 2004 increased to $138,414, as compared to $46,330 for the year ended December 31, 2003. The increase in net interest expense is a direct result of the draws on our lease line of credit during 2004. The initial draw on the lease line of credit in the second quarter of 2004 was used to replace the expired $1,000,000 bank line of credit.

Net Loss

The aforementioned factors resulted in a net loss of $3,936,044 during the year ended December 31, 2005, as compared to a net loss of $4,984,196 for the year ended December 31, 2004, a decrease of 21.0%. This decrease was primarily the result of the other income for the year ended December 31, 2005.

The aforementioned factors resulted in a net loss of $4,984,196 during the year ended December 31, 2004, as compared to a net loss of $7,442,849 during the year ended December 31, 2003, a decrease of 33%. This decrease was primarily the result of the increase in revenues and resulting gross margin.

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity And Capital Resources

We have historically financed our operations with cash provided from equity financing and lines of credit and, recently, from cash-flow positive results from operations.

On March 18, 2005, we acquired ProCyte. The skincare products and royalties provided by ProCyte increased revenues for the year ended December 31, 2005 as compared to 2004. We expect to realize cost savings from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, once the consolidated infrastructure is in place, we expect our revenues to grow without proportionately increasing the rate of growth in our fixed costs.

At December 31, 2005, the ratio of current assets to current liabilities was 2.42 to 1.00 compared to 1.88 to 1.00 at December 31, 2004. As of December 31, 2005, we had $11,120,992 of working capital compared to $6,119,248 as of December 31, 2004. Cash and cash equivalents were $5,609,967 as December 31, 2005, as compared to $3,997,017 as of December 31, 2004. These increases were mainly due to the acquisition of ProCyte. Cash of $206,931 was classified as restricted as of December 31, 2005 compared to $112,200 at December 31, 2004. Restricted cash increased due to collaterization of a stand-by letter of credit securing for the landlord at the Carlsbad facility our obligation to fund our share of the tenant improvements.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements into the second quarter of 2007. The 2006 operating plan reflects costs savings from the integration of ProCyte and PhotoMedex as well as increases in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States. In addition, the 2006 operating plan calls for increased revenues and profits from our newly acquired Skin Care business. We cannot give assurances that our business plan will not encounter obstacles which may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Also, if our growth exceeds the business plan projections, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us.

In addition, there may be insufficient authorized shares available for issuance in connection with additional equity financing. As of March 15, 2006, we had 75,000,000 shares of common stock authorized, 52,319,294 shares issued and outstanding, and approximately 10,599,307 shares reserved for expected or possible issuances. Potential issuances include: (i) 10,347,705 shares reserved for issuance in connection with outstanding PhotoMedex warrants and options granted or grantable under the PhotoMedex stock option plans, (ii) 211,146 shares reserved for issuance in connection with the technology license from Stern Laser, and (iii) nearly 40,456 warrants that may be issued to GE Capital Corporation in connection with additional draws under our lease line of credit.

In any of such events, we would be forced to modify our plans and operations to seek to balance cash inflows and outflows or increase our authorized capital.

Set forth below is a summary of current obligations as of December 31, 2005 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. The obligations under the credit facility from GE Capital Corporation are capital leases. The other capital lease obligations are from transactions entered into before we entered the credit facility with GE. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years

Credit facility obligations	$3,726,130	$1,548,838	$2,177,293	$—
Other capital lease obligations	302,709	179,993	122,716	—
Operating lease obligations	78,672	30,017	48,655	—
Rental lease obligations	1,033,982	569,146	366,228	98,608
Notes payable	387,611	228,398	81,974	77,239
Total	$5,529,104	$2,556,392	$2,796,866	$175,847

On June 25, 2004, we entered into a leasing credit facility from GE Capital Corporation (“GE”). The credit facility has a commitment term of three years, expiring on June 25, 2007. We account for each draw as funded indebtedness taking the form of a capital lease with equitable ownership in the lasers remaining with us. GE retains title as a form of security over the lasers. Each draw against the credit facility has a repayment period of three years and is secured by specified lasers, which we have sold to GE and leased back for deployment in the field. A summary of the activity under the GE leasing credit facility is presented in Note 9 “Long-term Debt.”

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

Net cash used in operating activities was $1,729,841 for the year ended December 31, 2005, compared to $2,765,221 for the same period in 2004. The decrease was mostly due to the payment of various previously recorded costs associated with the acquisition and increases in inventory.

Net cash used in operating activities was $2,765,221 for the year ended December 31, 2004, compared to $5,134,161 for the same period in 2003. The decrease was mostly due to the decrease in net loss and increases in accounts receivables and inventory, offset by decreases in accounts payable.

Net cash provided by investing activities was $1,993,412 for the year ended December 31, 2005 compared to cash used of $2,677,670 for the year ended December 31, 2004. During the year ended December 31, 2005, we received cash of $5,578,416, net of acquisition costs, in the ProCyte acquisition and used $3,461,803 for production of our lasers in service compared to $1,683,528 for the same period in 2004.

Net cash provided by investing activities was $2,677,670 for the year ended December 31, 2004 compared to cash used of $1,607,757 for the year ended December 31, 2004. During the year ended December 31, 2004, we used $1,683,528 for production of our lasers in service compared to $1,556,654 for the same period in 2003. In 2004, we had net acquisition costs of $882,823 related to the Stern and ProCyte acquisitions.

The retirements of lasers from service have been minor or immaterial over the last three years and therefore, we have reported them on a net basis.

Net cash provided by financing activities was $1,254,649 for the year ended December 31, 2005 compared to $2,694,240 for the year ended December 31, 2004. In the year ended December 31, 2005 we made payments of $1,145,474 on certain notes payable and capital lease obligations and incurred $169,524 in registration costs. These payments were offset, in part, by the advances under the lease line of credit, net of payments, of $1,889,487 and by receipts of $774,891 from the exercise of common stock options and warrants. In the year ended December 31, 2004, we received $3,296,751 from the exercise of common stock options and warrants and a net increase of $527,548 from the lapse of the bank line of credit and the initiation of the leasing line of credit from GE. These cash receipts were offset by $879,001 for the payment of certain notes payable and capital lease obligations.

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

In connection with the audit for the year ended December 31, 2003 and the subsequent interim period through June 9, 2004, except as described in the following paragraph, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of such disagreements in connection with its reports on our consolidated financial statements for such years. Management and the Audit Committee have adhered, and will adhere, to the policy to issue only financial reports which conform to the accounting positions recommended by our independent accountants.

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

There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for an event related to the “sell-through” method of accounting discussed above. KPMG issued a letter identifying a material weakness in our internal controls as a result of our 2003 audit. The material weakness in our internal controls related to recognition of revenue on the sale of lasers under the collectibility criterion of Staff Accounting Bulletin No. 104. While we believed that we had adequate policies for proper recognition of revenue, we agreed with KPMG that our implementation of those policies, especially in evaluating the collectibility of discrete sales of laser units, needed to be improved. We re-evaluated the various factors, and the relative weights we ascribe to the factors, which we take into account in determining collectibility. By December 31, 2003, we had implemented these and additional procedures to evaluate not only new distributors and customers, but past customers as well.

The reports of KPMG on our consolidated financial statements, as of and for the year ended December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

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

Item 9A. Controls and Procedures

Controls and Procedures

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

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

With regard to the material weakness identified in 2003, we did not restate any financial results for any prior periods and believe that the identified material weakness did not have any material effect on the accuracy of our financial statements prepared with respect to any prior fiscal period.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting, except for the addition of ProCyte’s internal control structures. Management processed ProCyte transactions through existing ProCyte internal control structures through the second quarter of 2005, and began to process such transactions through existing PhotoMedex internal control structures in the third quarter of the year. Management evaluated in 2005 the other ProCyte internal control structures and determined what structures should be adopted, conformed or eliminated.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Amper, Politziner & Mattia, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

There is nothing to report under “Other Information.”

PART III

Item 10. Directors and Executive Officers of Registrant

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Our Board members are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held nine meetings and three unanimous written consents in lieu of meetings in 2005.

The following sets forth certain biographical information concerning our directors and our current executive officers.

Name	Position	Age

Richard J. DePiano	Non-Executive Chairman of the Board of Directors	64
Jeffrey F. O'Donnell	Director, President and Chief Executive Officer	46
Dennis M. McGrath	Chief Financial Officer and Vice President - Finance and Administration	49
Michael R. Stewart	Executive Vice President and Chief Operating Officer	48
John F. Clifford	Executive Vice President, Dermatology	63
Alan R. Novak	Director	71
Warwick Alex Charlton	Director	46
Anthony J. Dimun	Director	62
David W. Anderson	Director	53

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

Michael R. Stewart was appointed as our Executive Vice President of Corporate Operations on December 27, 2002, immediately following the acquisition of SLT and on July 19, 2005, he was appointed our Chief Operating Officer. From July 1999 to the acquisition, Mr. Stewart was the President and Chief Executive Officer of SLT, and from October 1990 to July 1999 he served as SLT’s Vice President Finance and Chief Financial Officer. Mr. Stewart graduated from LaSalle University with a B.S. in accounting and received an M.B.A. from LaSalle University in 1986. Mr. Stewart passed the CPA examination in New York in 1986.

John F Clifford was appointed as our Executive Vice President on March 18, 2005, immediately following the acquisition of ProCyte Corporation. Mr. Clifford manages the sales of the domestic XTRAC business segment and the skincare business segment we acquired from ProCyte Corporation. Mr. Clifford was President and Chief Executive Officer and the Chairman of the Board of Directors of ProCyte Corporation prior to March 18, 2005. He joined ProCyte in August 1996. Before joining ProCyte, Mr. Clifford was from 1994 to 1996 the President of Orthofix, Inc. and American Medical Electronics, Dallas-area healthcare companies in the orthopedic market. From 1984 to 1994, he was employed by American Cyanamid’s Davis and Geck Division, a medical device company, initially as the Vice President of Sales and Marketing and later as Division Vice President. From 1964 to 1989, Mr. Clifford held various sales and marketing positions in Ethicon, Inc. and Iolab Corp., both Johnson & Johnson companies. Mr. Clifford holds a B.S. in Economics from Villanova University and an M.B.A in Finance from Drexel University.

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

Anthony J. Dimun was appointed to our Board of Directors on October 3, 2003. He has served since May 2001 as Chairman of Nascent Enterprises, L.L.C., a medical device venture advisory firm. He also has served since 1987 as the Managing Director and Chief Executive Officer of Strategic Concepts, Inc., a financial advisory company with specific focus on venture capital and acquisition transactions. From March 1991 to May 2001, Mr. Dimun served as Executive Vice President and Chief Financial Officer of Vital Signs, Inc., a publicly held anesthesia and respiratory medical device company. Mr. Dimun also serves as a member of the Board of Trustees of the New Jersey Center for Biomaterials, a non-profit collaboration of the three leading New Jersey universities. Prior to 1991, Mr. Dimun held positions as a Certified Public Accountant with several national accounting firms and served as Senior Vice President for an international merchant-banking firm.

David W. Anderson was appointed to our Board of Directors on September 28, 2004. Mr. Anderson has been the President and Chief Executive Officer of Gentis, Inc since November 2004. He has over twenty years of entrepreneurial management experience in the medical device, orthopedics and pharmaceutical field. He has served as President and CEO of Sterilox Technologies, Inc., the world’s leader in the development and marketing of non-toxic biocides; Bionx Implants, Inc., a publicly traded orthopedic sports medicine and trauma company, and Kensey Nash Corporation, a publicly traded cardiology and biomaterials company. In addition, Mr. Anderson was previously Vice President of LFC Financial Corp., a venture capital and leasing company, where he was responsible for LFC’s entry into the healthcare market; and was a founder and Executive Vice President of Osteotech, Inc., a high-technology orthopedic start-up.

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

Compensation, Nominations and Corporate Governance and Audit Committees

General. The Board maintains charters for select committees. In addition, the Board has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already have in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals and have adopted a related Comprehensive Compliance Program. To view the charters of the Audit, Compensation and Nominations and Corporate Governance Committees, the Code of Ethics and Comprehensive Compliance Program, the corporate governance guidelines and the codes of conduct and our whistle blower policy, please visit our website at www.photomedex.com (this website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this Report). The Board has determined in 2005 that all members of the Board are independent under the revised listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”), except for Mr. O'Donnell, who is also our Chief Executive Officer.

Compensation Committee. Our Compensation Committee discharges the Board’s responsibilities relating to compensation of our Chief Executive Officer, other executive officers and directors, produces an annual report on executive compensation for inclusion in our annual proxy statement, and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:

•	reviewing and approving objectives relevant to executive officer compensation;

•	evaluating performance and determining the compensation of our Chief Executive Officer and other executive officers in accordance with those objectives;

•	reviewing employment agreements for executive officers;

•	recommending to the Board the compensation for our directors;

•	administering our stock option plans (except the 2000 Non-Employee Director Stock Option Plan); and

•	evaluating human resources and compensation strategies.

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is composed of Messrs. Novak, Charlton, DePiano and Dimun. Mr. Dimun serves as the Chairman of the Compensation Committee. The Board determined in 2005 that each member of the Compensation Committee is "independent" under the revised listing standards of Nasdaq. The Compensation Committee held 14 meetings during 2005.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all decisions. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), provides oversight for employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans as may be adopted by us from time to time. The report of the Compensation Committee for 2005 is presented below.

Nominations and Corporate Governance Committee. Our Board has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board as to which persons should be our Board’s nominees. Our Board has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Novak, DePiano and Anderson. Mr. Anderson serves as the Chairman of the Nominations and Corporate Governance Committee, Mr. McAtee having retired from the Board in December 2005. The Board of Directors determined in 2005 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of the Commission and Nasdaq. The Nominations and Corporate Governance Committee held 3 meetings during 2005.

The duties and responsibilities of the Nominations and Corporate Governance Committee include:

•	identifying and recommending to our Board individuals qualified to become members of our Board and to fill vacant Board positions;

•	overseeing the compensation of non-employee directors, including administering the 2000 Non-Employee Director Stock Option Plan;

•	recommending to our Board the director nominees for the next annual meeting of stockholders;

•	recommending to our Board director committee assignments;

•	reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers;

•	monitoring the independence of our board members;

•	developing and overseeing our corporate governance principles applicable to our Board members, officers and employees;

•	monitoring the continuing education program for our directors; and

•	evaluating annually the Nominations and Corporate Governance Committee charter.

Our Board of Directors believes that it is necessary that the majority of our Board of Directors be comprised of independent directors and that it is desirable to have at least one audit committee financial expert serving on the Audit Committee. The Nominations and Corporate Governance Committee considers these requirements when recommending Board nominees. Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or other circumstances. When considering potential director candidates, the Nominations and Corporate Governance Committee also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs, the needs of PhotoMedex and the existing directors. While the Nominations and Corporate Governance Committee has the authority to do so, we have not, as of the date of this Report, paid any third party to assist in identifying and evaluating Board nominees.

Audit Committee. Our Board of Directors has established an Audit Committee to assist the Board in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of independent auditors and our internal audit function, and risk assessment and risk management. The duties of the Audit Committee include:

•	appointing, evaluating and determining the compensation of our independent auditors;

•	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;

•	reviewing disclosure controls and procedures, internal control over financial reporting, the internal audit function and corporate policies with respect to financial information;

•	reviewing other risks that may have a significant impact on our financial statements;

•	preparing the Audit Committee report for inclusion in the annual proxy statement;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters; and

•	evaluating annually the Audit Committee charter.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board of Directors has adopted a written charter for the Audit Committee meeting applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Messrs. DePiano, Dimun and Anderson. Mr. DePiano serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held 8 meetings during 2005.

The Board of Directors determined in 2005 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and NASDAQ. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K under the Exchange Act, and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Davis Woodward, Corporate Counsel at dwoodward@photomedex.com or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 147 Keystone Drive, Montgomeryville, Pennsylvania 18936. Any such communication must contain:

•	a representation that the stockholder is a holder of record of our capital stock;

•	the name and address, as they appear on our books, of the stockholder sending such communication; and

•	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

Mr. Woodward or the Corporate Secretary, as the case may be, will forward such communications to our Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case Mr. Woodward or the Corporate Secretary, as the case may be, has the authority to discard the communication or to take appropriate legal action regarding such communication.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 15, 2006, we believe that all reports needed to be filed have been filed for the year ended December 31, 2005. In one instance, a report evidencing a director’s exercise of warrants was not filed within the two business days prescribed by SEC rules.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation of our Chief Executive Officer and each of the other highly compensated executive officers whose total compensation exceeds $100,000 (the “Named Executive Officers”), for the years ended December 31, 2005, 2004 and 2003:

	Annual Compensation			Long Term Compensation Awards
Name	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	Payouts All other Compensation ($)

Jeffrey F. O'Donnell (CEO)	2005	350,000	92,000	12,000	0	150,000	0	0
	2004	350,000	150,000	12,000	0	150,000	0	0
	2003	350,000	150,000	12,000	0	125,000	0	0

Dennis M. McGrath	2005	285,000	60,000	12,000	0	140,000	0	0
	2004	285,000	100,000	12,000	0	125,000	0	0
	2003	285,000	100,000	12,000	0	110,000	0	0

Michael R. Stewart	2005	255,671	43,750	12,000	0	140,000	0	0
	2004	235,000	70,000	12,000	0	75,000	0	0
	2003	235,000	70,000	12,000	0	75,000	0	0

John F. Clifford	2005	228,860	0	9,000	0	250,000	0	0

“Bonus” in the foregoing table is the bonus earned in the period, even though it will have been paid in a subsequent period. “Other Annual Compensation” includes a car allowance. “Stock Options” are reflected in the year in which the options were granted.

Employment Agreement with Jeffrey F. O'Donnell. In November 1999, we entered into an employment agreement with Jeffrey F. O'Donnell to serve as our President and Chief Executive Officer and amended and restated that agreement in August 2002. This agreement has been renewed through December 31, 2006 and will expire then if due notice is given by December 1, 2006. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. Mr. O'Donnell's current base salary is $350,000 per year. If we terminate Mr. O'Donnell other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $350,000, payable over 12 months. If a change of control occurs, Mr. O’Donnell becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

On January 15, 2006, Mr. O’Donnell was granted 200,000 incentive stock options (having an exercise price of $2.50 and a life of 10 years, vesting ratably over the first 5 years from the 2005 Equity Compensation Plan. In the event of a sale of the Company, the options will become fully vested and exercisable). He was also awarded from the 2005 Equity Compensation Plan and as of the same date 525,000 restricted shares of our common stock, having a purchase price at $0.01 per share. Shares that are purchased will be held in escrow by us for as long as they are subject to our right of repurchase. Our right of repurchase will continue for so long as the shares remain subject to performance restrictions and time restrictions.

As to the performance restrictions, our repurchase right will lapse if the trading price of our common stock attains certain targets above the 2005 Average Price, which by contract was set at $2.50, being higher than the average fair market value (generally the closing price of our common stock) for each of the trading days in the 90-day period ending on December 28, 2005. For the years 2006 through 2010, the Average Price will mean the average fair market value of our common stock for each of the trading days in the last three months of the calendar year. Our right of repurchase shall lapse with respect to 20% of the purchased shares if the 2006 Average Price equals or exceeds the 2006 Target Price, where the term “2006 Target Price” will equal 125% of the 2005 Average Price, or $3.13, and where the lapsing shall be effective as of December 31, 2006. Likewise, our right of repurchase will lapse with respect to 20% of the purchased shares if the 2007 Average Price equals or exceeds the 2007 Target Price, where the term “2007 Target Price” will equal 125% of the 2006 Target Price, or $3.91, and so on. For 2010, if the 2010 Average Price equals or exceeds the 2010 Target Price of $7.64, then our right of repurchase will lapse with respect to all of the purchased shares for which our repurchase right has not previously lapsed, and such lapsing will be effective as of December 31, 2010. As to time restrictions, to the extent that any of the purchased shares remain subject to our right of repurchase and therefore are unvested, they will vest ratably (i.e. one-third) on the fifth, sixth and seventh anniversaries of the award of the restricted shares.

However, in the event of a transaction that constitutes a change in control of the Company, our right of repurchase will lapse with respect to the performance restrictions on the restricted shares that are unvested immediately prior to the consummation of such transaction as follows. Where the per-share purchase price paid or deemed paid in connection with such change in control is equal to or greater than a Target Price described above, then it shall be deemed that the Target Price has been attained as of the change in control, and our repurchase rights applicable to such Target Price will lapse. Shares that have not vested on a change of control will remain subject to such repurchase restriction. Such shares still subject to repurchase shall vest ratably and monthly over the period of time (but not greater than 36 months) that the acquirer in the change in control event contracts for Mr. O’Donnell's services. If the acquirer opts not to contract for such services, then the unvested balance of shares will vest as of the change in control event.

Employment Agreement with Dennis M. McGrath.. In November 1999, we entered into an employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration and amended and restated that agreement in August 2002. This agreement has been renewed through December 31, 2006 and will expire then if due notice is given by December 1, 2006. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. Mr. McGrath's current base salary is $285,000 per year. If we terminate Mr. McGrath other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $285,000, payable over 12 months. If a change of control occurs, Mr. McGrath becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

On January 15, 2006, Mr. McGrath was awarded from the 2005 Equity Compensation Plan 335,000 restricted shares of our common stock, having a purchase price at $0.01 per share. The terms and conditions applicable to Mr. McGrath’s award of restricted stock are the same as the terms and conditions applicable to the award to Mr. O’Donnell, which are discussed above.

Employment Agreement with Michael R. Stewart. Effective December 27, 2002, Michael R. Stewart became the Company’s Executive Vice President of Corporate Operations, pursuant to an employment agreement. Mr. Stewart became our Chief Operating Officer on July 19, 2005, at which time he was granted 40,000 options. Mr. Stewart’s current base salary is $250,000 per year. This agreement has renewed through December 31, 2006 and will expire then if due notice is given by December 1, 2006. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. If we terminate Mr. Stewart other than for “cause” (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to his base pay, payable over 12 months. If a change of control occurs, Mr. Stewart becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary, payable over 12 months.

Employment Agreement with John F. Clifford. Effective March 18, 2005, John F. Clifford became our Executive Vice President, Dermatology, pursuant to a three-year employment agreement. Mr. Clifford’s base salary is $300,000. He will be eligible to receive an annual bonus of up to 50% of his annual base salary, subject to criteria established by the Board of Directors, and an automobile allowance of $1,000 per month. If Mr. Clifford's employment is terminated due to expiration of the three-year employment term under the agreement, he will, in addition to compensation and benefits due on the last day of actual employment, receive $300,000 in twelve monthly installments. In the event that his employment is terminated before the end of the three-year employment term, other than for cause, death, disability, or resignation without good reason (in each case, as those terms are defined in the agreement), Mr. Clifford would be entitled, absent other circumstances, to receive severance benefits, including: payment of an amount equal to the greater of the amount of two years' base salary at the date of termination or the remaining amount of unpaid base salary that he would have received if the agreement did not terminate before the end of the three-year employment term; payment of the amount of bonus that would have been due during the year of termination; payment or reimbursement of health care benefits for the remainder of the three-year employment term; and immediate vesting of all incentive stock options. In the event that a change of control of the Company occurs during the three-year employment term and Mr. Clifford is thereafter terminated other than for cause or voluntarily resigns within 60 days after there occurs a material reduction in compensation or benefits, a material change in status, working conditions or management, or a material change in business objectives and policies, Mr. Clifford would be entitled to receive, as severance, a payment over twelve months equal to 200%, of his current compensation, including the base salary, bonus and other benefits.

Termination of Employment and Change of Control Agreements

We have employment agreements with Messrs. O'Donnell, McGrath, Stewart and Clifford. These agreements provide for severance upon termination of employment, whether in context of a change of control or not. We also have arrangements with other key employees under which we would be obliged to pay compensation upon their termination outside a context of change of control, and, for a lesser number of key employees, by virtue of a change of control. If all such executive officers and key employees were terminated other than for cause and not within a change of control, we would have had an aggregate commitment of approximately $2,460,000 at December 31, 2005 for severance and related compensation. However, the obligation for such compensation that would arise in favor of the executive officers and certain key employees by virtue of a change of control would have been approximately $2,549,000 at December 31, 2005.

Option/SAR Grants Table

The following table sets forth certain information concerning grants of stock options to our executive officers for the year ended December 31, 2005. It does not include restricted shares of common stock which were granted to Messrs. O’Donnell and McGrath on January 15, 2006:

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Share) (1)	Expiration Date (1)	5% ($)	10% ($)

Jeffrey F. O’Donnell	150,000	10.27%	$2.45	3/1/10	$—	$55,716

Dennis M. McGrath	140,000	9.59%	$2.45	3/1/10	$—	$51,889

Michael R. Stewart	100,000	6.85%	$2.45	3/1/10	$—	$37,063

Michael R. Stewart	40,000	2.45%	$2.63	7/19/10	$—	$3,301

John F. Clifford	250,000	17.12%	$2.78	4/4/10	$—	$4,802

1.
This chart assumes a market price of $1.78 for the common stock, the closing sale price for our common stock in the Nasdaq National Market System as of December 31, 2005, as the assumed market price for the common stock with respect to determining the "potential realizable value" of the shares of common stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Our common stock has a limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the common stock.

Option Exercises and Year-End Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for our executive officers held by them at December 31, 2005:

			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In the Money Options at December 31, 2005 (2)
Name	Shares Acquired on Exercise	Value Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Jeffrey F. O’Donnell	0	0	300,000	250,000	$98,750	$7,500
Dennis M. McGrath	0	0	196,250	288,750	$86,900	$6,600
Michael R. Stewart	0	0	225,000	215,000	$—	$—
John F. Clifford	0	0	397,320	250,000	$112,905	$—

(1)	Represents an amount equal to the number of options multiplied by the difference between the closing price for the common stock in the Nasdaq National Market System on the date of exercise and any lesser exercise price.

(2)	Represents an amount equal to the number of options multiplied by the difference between the closing price for the common stock in the Nasdaq National Market System on December 31, 2005 ($1.78 per share) and any lesser exercise price. Only “in the money” options are included.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors is composed solely of directors who are not our current or former employees, and each is independent under the revised listing standards of The Nasdaq Stock Market, Inc. The Board of Directors has delegated to the Compensation Committee the responsibility to review and approve our compensation and benefits plans, programs and policies, including the compensation of the chief executive officer and our other executive officers as well as middle-level management and other key employees. The Compensation Committee administers all of our executive compensation programs, incentive compensation plans and equity-based plans and provides oversight for all of our other compensation and benefit programs.

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

The key components of the compensation program for executive officers are base salary and bonus, and long-term incentives in the form of stock options and now, under the 2005 Equity Compensation Plan, in the form of restricted shares of our common stock. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

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

Long-Term Incentives Grants of stock options under our stock option plans are designed to provide executive officers and other managers and key employees with an opportunity to share, along with stockholders, in our long-term performance. Stock option grants are generally made annually to all executive officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The size of the option grant to each executive officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with us, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. Stock options granted under the various stock option plans generally have had a four-year vesting schedule depending upon the size of the grant, and generally have been set to expire five years from the date of grant. Going forward, the Committee intends that such grants will be for 10 years and vest over 5 years. The exercise price of options granted under the stock option plans is at no less than 100% of the fair market value of the underlying stock on the date of grant. The number of stock options granted to each executive officer is determined by the Compensation Committee based upon several factors, including the executive officer’s salary grade, performance and the estimated value of the stock at the time of grant, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion. Similar criteria are applied in making awards of restricted shares of our common stock for the 2005 Equity Compensation Plan. To encourage our executive officers to have a greater stake in the equity of the Company, the Committee recommended, and the Board of Directors and the Company stockholders approved, the 2005 Investment Plan.

CEO Compensation For 2005, Mr. O'Donnell's base salary and stock option grant were determined in accordance with the criteria described above. Mr. O'Donnell earned $350,000 in base salary compensation during 2005. He was awarded a bonus of $92,000 for 2005.

In March 2005, Mr. O'Donnell was granted an option to purchase 150,000 shares of our common stock at 100% of fair market value on the date of grant, or $2.45 per share. The grant reflects the Compensation Committee’s assessment of the substantial contributions made by Mr. O'Donnell to the long-term growth and performance of the Company. During 2005, options granted to Mr. O’Donnell in 1999 and 2000, amounting to 650,000 options, expired. The Committee recommended, and the Board of Directors and Company stockholders approved, an award of 525,000 restricted shares of our common stock and a grant of 200,000 options form the 2005 Equity Compensation Plan. The award and grant were effected on January 15, 2006.

Tax Deductibility Considerations Section 162(m) of the Code places a $1,000,000 limit on the amount of other than performance-based compensation for the chief executive officer and each of the other four most highly compensated executed officers that we may deduct for tax purposes. It is the Compensation Committee's general objective to administer compensation programs that are in compliance with the provisions of Section 162(m). The Compensation Committee has been advised that based upon prior stockholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to Mr. O'Donnell in 2005 did not exceed the limits under Section 162(m) for tax deductibility, and he exercised no options in 2005 or 2004.

Compensation Committee

Anthony J. Dimun	Richard DePiano	Warwick Alex Charlton	Alan R. Novak

Stock Option Plans - General

At the Annual Meeting of Stockholders on December 28, 2005, the stockholders adopted the 2005 Equity Compensation Plan, which will be the principal means by which officers, other employees and consultants will receive equity-based compensation in PhotoMedex. The stockholders also adopted the 2005 Investment Plan, which is reserved for executive officers. The 2000 Non-Employee Director Stock Option Plan will continue as the means by which outside directors are granted equity-based compensation. With respect to all other equity-based plans were, as of December 28, 2005, we intend that such plans will continue until they expire or all options outstanding under than have either expired or been canceled or exercised and that no new grants may be made from these plans in the future. All plans were amended to conform to the requirements of Section 409A of the Code. The Compensation Committee administers all plans, but for the 2000 Non-Employee Director Stock Option Plan, which is administered by the Nominations and Corporate Governance Committee.

2005 Equity Compensation Plan

General Purpose. The general purposes of the 2005 Equity Compensation Plan (the “2005 Equity Plan”) are to establish incentives designed to attract, recognize, reward and retain competent executive and key employees, as well as independent consultants, whose performance, contribution and skills are critical to us, and to promote the increased ownership of common stock among our executives and key employees in order to increase their proprietary interest in our business. Our independent directors will not receive awards under the 2005 Equity Plan, but rather will continue to be compensated under the 2000 Non-Employee Director Stock Option Plan. The 2005 Equity Plan was adopted by the Board of Directors on November 9, 2005 and approved by the stockholders on December 28, 2005. The Plan will continue for ten years after it was first approved by the stockholders, i.e. until December 28, 2015. The following discussion summarizes certain aspects of the 2005 Equity Plan, but is qualified in its entirety by reference to the 2005 Equity Compensation Plan, which was attached as “Exhibit A” to our Proxy Statement filed with the Commission on November 15, 2005.

Shares Subject to the 2005 Equity Plan. We have reserved for issuance up to 3,160,000 shares of common stock under the 2005 Equity Plan. If shares of common stock are forfeited for any reason, prior to the lapsing of the applicable restrictions, the forfeited shares will become available for new awards in accordance with the terms of the 2005 Equity Plan. If any award granted under the 2005 Equity Plan for any reason expires or otherwise terminates without having vested in full, the common stock not vested under such award will again become available for new awards under the 2005 Equity Plan. We have awarded 860,000 shares of restricted stock and 200,000 stock options out of the 2005 Equity Plan on March 15, 2006, and have granted various consultants and employees 882,000 stock options between January 1, 2006 and March 15, 2006.

Administration of and Eligibility under 2005 Equity Plan. The 2005 Equity Plan, as adopted, provides for the award of shares of common stock to our executive and other key employees, including those of our subsidiaries, as an incentive to remain in the employ of or to provide services to us and our subsidiaries, as well as awards to independent consultants. The 2005 Equity Plan authorizes the issuance of awards to be awarded by a committee (the “Plan Committee”) established by the Board of Directors to administer the 2005 Equity Plan. The Plan Committee will be the Compensation Committee of the Board of Directors or such other similar committee as may in the future be designated by the Board of Directors to perform those functions presently being performed by the Compensation Committee. The Plan Committee will consist of at least three members, each of whom will be a non-employee director, as such term is defined under Rule 16b-3 of the Exchange Act, will qualify as an outside director, for purposes of Section 162(m) of the Code and will comply with the listing standards of the primary trading market or securities exchange on which the common stock then trades.

The terms and conditions of each award will be determined by the Plan Committee, in its sole and absolute discretion, and may change from time to time. Our officers and key employees, as well as independent consultants, are eligible to receive awards under the 2005 Equity Plan. However, the Plan Committee will have sole and absolute discretion to determine the persons to whom awards will be made. The terms and conditions of separate awards need not be identical, but awards will include (through incorporation of provisions of the 2005 Equity Plan by reference in the agreement embodying the award or otherwise) the substance of the terms and conditions of the 2005 Equity Plan.

Subject to the terms and conditions of the 2005 Equity Plan, the Plan Committee will have the sole authority to: (a) interpret conclusively the provisions of the 2005 Equity Plan and decide all questions of fact arising in its application; (b) adopt, amend and rescind rules and regulations relating to the 2005 Equity Plan; (c) determine the executive and other key employees, as well as independent consultants, to whom awards may be made and the timing, method and amount of each such award; and (d) make any other determinations, exercise such powers and perform such acts the Plan Committee deems necessary or advisable, subject only to those determinations, powers and acts which may be reserved to the Board of Directors. The Board of Directors, in the exercise of this power, may correct any defect, omission or inconsistency in the 2005 Equity Plan or in any award, in a manner and to the extent it deems necessary or expedient to conform them to applicable provisions of law or to make the 2005 Equity Plan fully effective.

Recipient Agreements. The Plan Committee may require that each recipient enter into a written agreement with us, which will set forth all the terms and conditions of the award. The award agreement will contain such other terms, provisions and conditions not inconsistent herewith, as shall be determined by the Plan Committee. Following is a description of terms and conditions that are expected to apply to the various forms of awards.

Stock Options. The Plan Committee may grant incentive stock options (“ISOs”) under Section 422 of the Code. Except for ISOs granted to stockholders possessing more than ten percent (10%) of the total combined voting power of all classes of the securities of PhotoMedex or its subsidiaries to whom such ownership is attributed on the date of grant ("Ten Percent Stockholders"), the exercise price of each ISO must be at least 100% of the fair market value of our common stock, based on the closing sales price of the common stock as of the date prior to the date of grant. ISOs granted to Ten Percent Stockholders must be at an exercise price of not less than 110% of such fair market value. ISOs will vest in accordance with a schedule set by the Plan Committee; if the Committee sets no schedule, then the 2005 Equity Plan provides as a benchmark that ISOs will vest ratably as of the first five anniversaries of the date of grant. Each ISO must be exercised, if at all, within ten (10) years from the date of grant, but, within five (5) years of the date of grant in the case of ISO's granted to Ten Percent Stockholders. The aggregate fair market value (determined as of the time of the grant of the ISO) of the common stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000. If this threshold is exceeded, the ISOs accounting for the excess are automatically converted to non-statutory (non-qualified) stock options (“NSOs”).

The Plan Committee may also grant NSOs. Consistent with Section 409A of the Code, the exercise price of a NSO will never be less than 100% of the fair market value, based on the closing sales price of the common stock on the date prior to the date of grant of the option. The exercise period for each NSO will be determined by the Committee at the time such option is granted, but in no event will such exercise period exceed 10 years from the date of grant. NSOs will vest in accordance with a schedule set by the Plan Committee; if the Committee sets no schedule, then the 2005 Equity Plan provides as a benchmark that NSOs will vest ratably as of the first five anniversaries of the date of grant.

The Committee may allow an optionee to pay the exercise price of any option, and any associated withholding taxes, not only by means of cash but also by means of shares of our common stock.

Stock Appreciation Rights. Each stock appreciation right (“SAR”) granted under the 2005 Equity Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from the Company, in exchange therefore, an amount equal in value to the excess of the fair market value of one share of common stock on the date of exercise over the fair market value of one share of our common stock on the date of grant (or in the case of an SAR granted in connection or tandem with an option, the excess of the fair market of one share of common stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of common stock covered by the SAR or the option, or portion thereof, that is surrendered.

SARs will be exercisable only at the time or times established by the Plan Committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The Plan Committee may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

Restricted Stock. The Plan Committee may award shares of our common stock to participants in the 2005 Equity Plan. The purchase price of the stock, if any, will be set by the Committee, but shall never be less than the par value of the shares. Awards may be subject to restrictions conditioned on the lapse of time and/or conditioned on the attainment of performance standards, and if both types of conditions are imposed, the Plan Committee may provide that upon the fulfillment of the performance conditions, the time conditions may lapse. Subject to the discretion of the Committee, the conditions applicable to an award of shares will lapse ratably (i.e. one-third) on the fifth, sixth and seventh anniversaries of the award. Although we will hold restricted shares in escrow so long as the shares remain subject to forfeiture, the shares may be voted by the recipient and will be treated as outstanding.

Stock Purchase Rights. The Plan Committee may award to a participant the right to purchase shares of our common stock. We shall retain the right to repurchase any such shares, at the same price paid by the recipient, after the recipient is terminated. Our retained repurchase right will lapse ratably over the first five anniversaries of the award of the purchase right to the recipient. Notwithstanding the above, we shall have no rights to repurchase any such shares if such rights or such repurchase would trigger taxation to the participant under Section 409A of the Code. The Committee shall not enter into any such repurchase arrangement except upon the written advice of counsel.

Unrestricted Stock. The Committee may award to a participant shares of our common stock, with no restrictions.

Adjustments Resulting from Changes in Capitalization. If any change is made in the common stock subject to the 2005 Equity Plan, or subject to any award granted under the 2005 Equity Plan (through reclassification, stock dividend, stock split, combination of shares, exchange of shares, change in corporate structure or other transaction not involving the receipt of consideration by us), the maximum number of shares subject to the 2005 Equity Plan, the maximum number of shares which may be granted to a recipient in a calendar year, and the class(es) and number of shares and price per share of stock subject to outstanding awards shall be proportionately adjusted. Such adjustment shall be made by the Board of Directors or the Plan Committee, the determination of which shall be final, binding and conclusive. (The conversion of any of our convertible securities will not be treated as a “transaction not involving the receipt of consideration.”)

Termination and Amendment of the 2005 Equity Plan. The Board of Directors may terminate or amend the 2005 Equity Plan at any time, except that awards then outstanding will not be adversely affected thereby without the written consent of the respective recipients holding such awards. The Board of Directors may make such amendments to the 2005 Equity Plan as it shall deem advisable, except that the approval by our stockholders in accordance with the laws of Delaware within 12 months after the adoption of the amendment will be required for any amendment which would: (i) materially modify the requirements as to eligibility for awards under the 2005 Equity Plan; (ii) materially increase the benefits accruing to recipients under the 2005 Equity Plan; or (iii) be required under applicable law or the listing standards of the market or exchange on which the common stock then trades. The Board may in its sole discretion submit any other amendment to the 2005 Equity Plan for stockholder approval, including, but not limited to, amendments to the Plan intended to satisfy the requirements of Section 162(m) of the Code regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation to certain executive officers.

In the event of a transaction involving our dissolution or liquidation, recipients of options, SARs or stock purchase rights may exercise their rights until 10 days before the transaction. The Committee in its discretion may provide that any restrictions on shares acquired from such exercise will lapse and may further provide that rights not otherwise exercisable may become so. Any rights not exercised by the transaction will terminate immediately before the transaction.

In the event of a change in control of PhotoMedex, all rights of recipients of awards shall become fully exercisable and immediately vested, except that in the case of restricted stock that is subject to a performance restriction based on the price (the “Milestone Price”) of our common stock, our repurchase rights applicable to such restricted stock shall lapse with respect to a change in control event only if the price per share to be paid in connection with such change in control event is equal to or greater than the Milestone Price.  The unvested balance of such shares shall vest ratably and monthly over the period of time (but not greater than 36 months) that the acquirer in the change in control event contracts for the services of the person who was awarded the restricted stock. If the acquirer opts not to contract for such services, then the unvested balance of shares shall vest as of the change in control event. A change in control results from the acquisition by any one person, or group of persons acting in concert, of more than 50% of the voting power of our capital stock. A change in control also results from a “Sale of the Company.” A Sale of the Company occurs on: (a) our consolidation or merger into or with a successor entity such that our stockholders own less than a majority of the shares of stock of such entity; or (b) a sale or other disposition of all, or substantially all, of our assets to a successor entity. In the event of a Sale of the Company, awards made under the 2005 Equity Plan are to be assumed, or substituted with equivalent rights, by the successor entity. If the successor entity declines to do so, then each holder of an award shall have not less than 20 days before the consummation of the Sale of the Company to exercise his or her rights, and all such rights shall become fully exercisable during such 20 day period.

Effect of Termination of Recipient. An award under the 2005 Equity Plan is generally subject to the condition that the recipient continue to provide services to us. For purposes of the 2005 Equity Plan, the term “termination” means the ceasing to be a service provider to us, whether as an employee or as a consultant.

Options. If a recipient is terminated for cause, all unexercised options are forfeited. If a recipient is terminated under other circumstances, he or she will have generally three months in which to exercise any vested options, except in the case of termination due to disability or death, in which cases the vested options many be exercised for 12 months.

Stock Appreciation Rights. The Committee has the power to terminate any SARs in the event of a recipient’s termination.

Restricted Stock. If a recipient voluntarily terminates his or her employment or consultancy with us or if we terminate such employment or consultancy for cause, then any shares of restricted stock still subject to forfeiture shall revert to us; if the employment or consultancy is terminated for any other reason, then any shares still subject to forfeiture shall also revert to us, unless the Plan Committee, in its discretion, decides otherwise.

Stock Purchase Rights. Under the 2005 Equity Plan, we have the right, in the event of a recipient’s voluntary or involuntary termination to repurchase stock which a recipient purchased under a stock purchase agreement. We may do so at the same consideration paid by the recipient to the extent that the purchased shares remain subject to our right of repurchase.

Certain Federal Income Tax Considerations. Awards granted under the 2005 Equity Plan generally have the federal income tax consequences discussed below.

Corporate business deduction. Generally, we will be entitled to a tax deduction in the same amount as the ordinary income recognized by a recipient with regard to the award. In order to secure such deduction in the case of the exercise of NSOs, we must fulfill such withholding tax obligations as may be imposed on us.

However, Section 162(m) of the Code imposes a limit on corporate tax deductions for compensation in excess of $1 million per year paid by a public company to its Chief Executive Officer or any of the next four highest paid executive officers as listed in the proxy statement. For this purpose, compensation includes gains arising from stock option exercises, vesting of restricted stock and the award of stock bonuses. An exception to this limitation is provided for “qualified performance-based compensation.” The Section 162(m) provisions generally require that affected executives’ compensation satisfy certain conditions in order to qualify as “qualified performance-based compensation.” Section 162(m) denies a deduction to any publicly held corporation for compensation paid to certain employees in a taxable year to the extent that compensation exceeds $1,000,000. It is possible that compensation attributable to awards made under this Plan, when combined with all other types of compensation received by a covered employee from us, may cause this limitation to be exceeded in any particular year.

Accordingly, in order to permit the Board of Directors and the Plan Committee to grant awards that qualify as “qualified performance-based compensation” under Section 162(m) and therefore to be deductible by us without regard to the $1 million deduction limit of Section 162(m), the 2005 Equity Plan provides, subject to stockholder approval, for authority in the Board of Directors or the Plan Committee to condition the grant or vesting of such awards and authorizes the Board of Directors or the Plan Committee to establish any other terms and conditions required to qualify such awards as “qualified performance-based compensation.” The Board of Directors may in its sole discretion submit any other amendment to the Plan for stockholder approval, including, but not limited to, amendments to the Plan intended to satisfy the requirements of Section 162(m) regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation to certain executive officers.

In order to exclude compensation resulting from options granted under the 2005 Equity Plan from the $1,000,000 limit on deductibility, the Board of Directors has approved a provision in the Plan which will place a 500,000 share limit on the number of options and SARs that may be granted under the Plan to a service provider in any fiscal year. This is subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like. The purpose of this provision, which is intended to comply with Section 162(m) of the Code and the regulations thereunder, is to preserve our ability to deduct in full any compensation expense related to stock options and SARs.

Tax consequences of deferred compensation.  The American Jobs Creation Act of 2004 added Section 409A to the Internal Revenue Code, generally effective January 1, 2005. In September 2005, the Treasury Department issued detailed Proposed Regulations under this statute, but a number of issues remain unresolved. Section 409A covers most programs that defer the receipt of compensation to a succeeding year. It provides strict rules for elections to defer (if any) and for timing of payouts. There are significant penalties placed on the individual employee for failure to comply with Section 409A. However, it generally does not affect our ability to deduct deferred compensation at some point in time.

Section 409A does not apply to incentive stock options, non-qualified stock options (that are not and can never later be discounted) and restricted stock (provided there is no deferral of income beyond the vesting date). Section 409A also does not cover stock appreciation right (SAR) plans if (i) the exercise price can never be less than the fair market value of the underlying stock on the date of grant (ii) no features defer the recognition of income beyond the exercise date, and (iii) there are no other rights granted beyond the SAR itself.

Section 409A does apply to restricted stock units, performance units and performance shares. Grants under such plans will continue to be taxed at vesting but will be subject to new limits on plan terms governing when vesting may occur.

Tax consequences to recipient from ISOs. An optionee who is granted an incentive stock option will not recognize taxable income either at the time the option is granted or upon its exercise, although the exercise may subject the optionee to the alternative minimum tax. Upon the sale or exchange of the shares more than two years after grant of the option and one year after exercising the option, any gain or loss will be treated as long-term capital gain or loss. If these holding periods are not satisfied, the optionee will recognize ordinary income at the time of sale or exchange equal to the difference between the exercise price and the lower of: (i) the fair market value of the shares at the date of the option exercise, or (ii) the sale price of the shares. A different rule for measuring ordinary income upon such a premature disposition may apply if the optionee is also an officer, director or Ten Percent Stockholder of the Company. Generally, the Company will be entitled to a deduction in the same amount as the ordinary income recognized by the optionee. Any gain or loss recognized on such a premature disposition of the shares in excess of the amount treated as ordinary income will be characterized as long-term or short-term capital gain or loss, depending on the holding period.

Tax consequences to recipient from NSOs and SARs. All other options that do not qualify as incentive options are referred to as nonstatutory options. An optionee will not recognize any taxable income at the time he or she is granted a non-statutory option. However, upon its exercise, the optionee will recognize taxable income generally measured as the excess of the then fair market value of the shares purchased over the purchase price. Any taxable income recognized in connection with an option exercise by an optionee who is also our employee will be subject to tax withholding by us. Upon the resale of such shares by the optionee, any difference between the sale price and the optionee's purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term capital gain or loss, depending on the holding period. The tax consequences to the holder of a SAR will be similar to the consequences from an NSO.

Tax consequences from award of stock and from stock purchase rights. Upon acquisition of stock under an award made under this Plan, the recipient normally will recognize taxable ordinary income equal to the excess of the stock’s fair market value over the purchase price, if any. However, to the extent the stock is subject to certain types of vesting restrictions, the taxable event will be delayed until the vesting restrictions lapse and the shares become transferable, unless the recipient makes a specific tax election to be taxed on receipt of the stock. The tax consequences to the holder of a stock purchase right who has exercised his or her right will generally be similar to those of a holder of restricted stock.

Later disposition of stock. Upon disposition of stock, the recipient will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock, if any, plus any amount recognized as ordinary income upon acquisition (or vesting) of the stock. Such gain or loss will be long or short-term depending on whether the stock was held for more than one year from the date ordinary income is measured. Slightly different rules may apply to persons who are subject to Section 16(b) of the Exchange Act.

The foregoing is only a summary of the effect of federal income taxation upon a recipient under the 2005 Equity Plan. It does not purport to be complete, and does not discuss the tax consequences of the recipient’s death or the income tax laws of any municipality, state or foreign country in which a recipient may reside. Recipients of options, rights and awards granted under the 2005 Equity Plan are advised to consult their personal tax advisors before exercising an option, right or award or disposing of any stock received pursuant to the exercise of an option right or award.

Circular 230 Disclaimer. Nothing contained in this discussion of certain federal income tax considerations is intended or written to be used, and cannot be used, for the purpose of (i) avoiding tax-related penalties under the Code or (ii) promoting, marketing, or recommending to another party any transactions or tax-related matters addressed herein.

  Performance Measures. The Board of Directors or the Plan Committee will have the power to condition the grant or vesting of awards under the 2005 Equity Plan upon the attainment of performance goals, determined by the Board of Directors or the Plan Committee in their respective sole discretion. With respect to any awards granted to persons who are or who may be “covered employees” within the meaning of Section 162(m) of the Code, the Board of Directors or the Plan Committee will have the power to grant such awards upon terms and conditions that qualify such awards as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code.

Restrictions on Transfer. In addition to the restrictions set forth under applicable law, the shares of common stock awarded pursuant to the 2005 Equity Plan are subject to the following additional restrictions: (i) stock certificates evidencing such shares will be issued in the sole name of the recipient (but shall be held by us, subject to the terms and conditions of the award) and may bear any legend which the Plan Committee deems appropriate to reflect any rights of repurchase or forfeiture or other restrictions on transfer hereunder or under the award agreement, or as the Plan Committee may otherwise deem appropriate; and (ii) no awards granted under the 2005 Equity Plan may be assignable by any recipient under the 2005 Equity Plan, either voluntarily or by operation of law, except by will or by the laws of descent and distribution or where such assignment is expressly authorized by the terms of the recipient agreement embodying the terms and conditions of the award. Participants are also obliged to comply with our Securities Trading Policy and rules of the Securities and Exchange Commission.

2005 Investment Plan

General Description. The PhotoMedex, Inc. 2005 Investment Plan (the “2005 Investment Plan”) was adopted by the Board of Directors on November 9, 2005 and approved by the stockholders on December 28, 2005. We have reserved for issuance thereunder an aggregate of 400,000 shares of common stock. The 2005 Investment Plan provides for the award to our executive officers of shares of our common stock in the form of non-statutory (non-qualified) stock options. The award matches with options an executive officer’s purchase of our common stock in the open market on a share for share basis, where the options will have an exercise price equal to the purchase price of the matched stock. However, an executive officer will not, during the life of the Investment Plan, receive matching options for open market purchases that exceed, in the aggregate, $250,000. The 2005 Investment Plan will expire 10 years after its approval by the stockholders, namely on December 28, 2015.

The purpose of the 2005 Investment Plan is to promote the success of our business and to enhance the value of the business by linking the personal interests of the executive officers participating in the Plan to the interests of our stockholders. Our Board of Directors believes that the reservation of 400,000 shares of common stock for issuance under the 2005 Investment Plan would provide an adequate reserve of shares for issuance under the 2005 Investment Plan in order to achieve the aims of the Plan.

A description of the 2005 Investment Plan is set forth below. The description is intended to be a summary of the material provisions of the 2005 Investment Plan and does not purport to be complete. The following discussion summarizes certain aspects of the 2005 Investment Plan, but is qualified in its entirety by reference to the 2005 Investment Plan, which was attached as “Exhibit B” to our Proxy Statement filed with the Commission on November 15, 2005.

General Purpose. The general purpose of the 2005 Investment Plan is to link the personal interests of our executive officers to the success of our business and thereby to the value of our business. Our independent directors will not receive awards under the 2005 Investment Plan, but rather will continue to be compensated under the 2000 Non-Employee Director Plan. The 2005 Investment Plan provides that, subject to an overall limit for each participating executive officer, non-statutory options may be granted to executive officers, on a share for share basis, for shares of our common stock that the executive officer may purchase in the open market.

Shares Subject to the 2005 Investment Plan. We have reserved for issuance up to 400,000 shares of common stock under the 2005 Investment Plan. If shares of common stock underlying the matching options are forfeited for any reason, prior to exercise, the forfeited shares will become available for new awards in accordance with the terms of the 2005 Investment Plan. No awards have been awarded under the 2005 Investment Plan as of the date of this Report.

Administration of and Eligibility under 2005 Investment Plan. The 2005 Investment Plan, as adopted, provides for the grant of options to those executive officers who are subject to reporting to the Commission under Section 16(a) of the Exchange Act. The 2005 Investment Plan authorizes the grant of options by a committee (the “Plan Committee”) to be established by the Board of Directors to administer the 2005 Investment Plan. The Plan Committee will be the Compensation Committee of the Board of Directors or such other similar committee as may in the future be designated by the Board of Directors to perform those functions presently being performed by the Compensation Committee. The Plan Committee will consist of at least three members, each of whom will be a non-employee director, as such term is defined under Rule 16b-3 of the Exchange Act, will qualify as an outside director, for purposes of Section 162(m) of the Code and will comply with the listing standards of the primary trading market or securities exchange on which the common stock then trades.

The Plan Committee will determine the terms and conditions of options granted under the 2005 Investment Plan, consistent with the terms of the Plan, will interpret the Plan and establish rules for the Plan’s administration.

Matching Provision. Each executive officer may purchase shares of our common stock in the open market (the “Open Market Shares”). Upon due notification to the Plan Committee, non-statutory options will be granted under the Plan to the officer. The grant will match in the number of options the number of Open Market Shares; each option will have an exercise price equal to the price paid by the executive officer for his or her Open Market Shares, subject to the following limitations: (a) options covering no more than 200,000 shares may be granted to any one executive officer in any one calendar year, (b) each executive officer will not be granted options for open market purchases that exceed $250,000 in the aggregate during the term of the Plan, and (c) matching options will otherwise be issued on a “first come, first served” basis: the Plan is not required to increase the number of shares of common stock authorized under the Plan in the event that the demand for matching options exceeds the supply.

Open Market Shares will be held by us in escrow for a holding period equal to the lesser of three years from the date the Shares were purchased in the open market or the occurrence of a change in control of PhotoMedex. If the officer sells any Open Market Shares before the completion of the holding period, he or she may do so, but the matching options will thereupon be canceled. At the end of the holding period, the Open Market Shares will be released from escrow and the matching options will be fully vested and exercisable.

Recipient Agreements. The Plan Committee may require that each recipient enter into a written agreement with us, which will set forth all the terms and conditions of the grant. The award agreement will contain such other terms, provisions and conditions not inconsistent herewith, as shall be determined by the Plan Committee. Unless the Committee determines otherwise, each matching option will have a life of 10 years. The Committee may allow payment of the exercise price of the matching options, and of any associated withholding taxes, by means of shares of our common stock.

Adjustments Resulting from Changes in Capitalization. If any change is made in the common stock subject to the 2005 Investment Plan, or subject to any option granted under the 2005 Investment Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, liquidating dividend, combination of shares, exchange of shares, or other change in corporate structure or other transaction not involving the receipt of consideration by us), the class(es) and maximum number of shares subject to the 2005 Investment Plan, the maximum number of shares which may be granted to a recipient in a calendar year, the class(es) and number of shares and exercise price per share of outstanding options shall be adjusted to prevent the dilution or enlargement of rights. Such adjustment shall be made by the Board of Directors or the Plan Committee, the determination of which shall be final, binding and conclusive. (The conversion of any of our convertible securities will not be treated as a “transaction not involving the receipt of consideration.”)

Termination and Amendment of the 2005 Investment Plan. The Board of Directors may terminate or amend the 2005 Investment Plan at any time, except that options then outstanding will not be adversely affected thereby without the written consent of the respective recipients holding such options. The Board of Directors may make such amendments to the 2005 Investment Plan as it shall deem advisable, except that the approval by our stockholders in accordance with the laws of Delaware within 12 months after the adoption of the amendment will be required for any amendment which would: (i) materially modify the requirements as to eligibility for option under the 2005 Investment Plan; (ii) materially increase the benefits accruing to recipients under the 2005 Investment Plan; or (iii) be required under applicable law or the listing standards of the market or exchange on which the common stock then trades. The Board may in its sole discretion submit any other amendment to the Plan for stockholder approval, including, but not limited to, amendments to the Plan intended to satisfy the requirements of Section 162(m) of the Code regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation to certain executive officers.

In the event of a transaction involving our dissolution or liquidation, recipients of matching options may exercise their rights as soon as practicable before the effective date of the transaction. The Committee in its discretion may provide that any restrictions on matching options may lapse and may further provide that options not otherwise exercisable may become so. Any options not exercised by the transaction will terminate immediately before the transaction.

In the event of a change in control of PhotoMedex, all options granted under the 2005 Investment Plan shall become fully exercisable and immediately vested. A change in control results from the acquisition by any one person, or group of persons acting in concert, of more than 50% of the voting power of our capital stock. A change in control also results from a “Sale of the Company.” A Sale of the Company occurs on: (a) our consolidation or merger into or with a successor entity such that our stockholders own less than a majority of the shares of stock of such entity; or (b) a sale or other disposition of all, or substantially all, of our assets to a successor entity. In the event of a Sale of the Company, options granted under the 2005 Investment Plan are to be assumed, or substituted with equivalent rights, by the successor entity. If the successor entity declines to do so, then each holder of an option shall have not less than 20 days before the consummation of the Sale of the Company to exercise his or her options, and all such rights shall become fully exercisable during such 20-day period.

Effect of Termination of Recipient. A grant of matching options under the 2005 Investment Plan is generally subject to the condition that the executive officer continue to remain in our employ, whether as an executive officer or otherwise. Unless a different period is provided by the Plan Committee, a vested matching option shall be exercisable for three months following the optionee’s termination of employment, subject to the following exceptions. In the event of the optionee’s termination due to disability or death, the exercise period will be 12 months; in event of the optionee’s termination for cause, the matching options shall cease to be exercisable in any respect as of the date of termination. For purposes of the 2005 Investment Plan, the term “termination” means the ceasing to be an employee of ours.

Certain Federal Income Tax Considerations. Awards granted under the 2005 Investment Plan generally have the federal income tax consequences discussed below.

Corporate business deduction. Generally, we will be entitled to a tax deduction in the same amount as the ordinary income recognized by a recipient with regard to the award. In order to secure such deduction in the case of exercise of the matching options, we must fulfill such withholding tax obligations as may be imposed on us.

However, Section 162(m) of the Code imposes a limit on corporate tax deductions for compensation in excess of $1 million per year paid by a public company to its Chief Executive Officer or any of the next four highest paid executive officers as listed in the proxy statement. For this purpose, compensation includes gains arising from stock option exercises, vesting of restricted stock and the award of stock bonuses. An exception to this limitation is provided for “qualified performance-based compensation.” The Section 162(m) provisions generally require that affected executives’ compensation satisfy certain conditions in order to qualify as “qualified performance-based compensation.” Section 162(m) denies a deduction to any publicly held corporation for compensation paid to certain employees in a taxable year to the extent that compensation exceeds $1,000,000. It is possible that compensation attributable to awards made under this Plan, when combined with all other types of compensation received by a covered employee from us, may cause this limitation to be exceeded in any particular year.

Accordingly, in order to permit the Board of Directors and the Plan Committee to grant awards that qualify as “qualified performance-based compensation” under Section 162(m) and therefore to be deductible by us without regard to the $1 million deduction limit of Section 162(m), the 2005 Investment Plan provides, subject to stockholder approval, for authority in the Board of Directors or the Plan Committee to condition the grant or vesting of such awards and authorizes the Board of Directors or the Plan Committee to establish any other terms and conditions required to qualify such awards as “qualified performance-based compensation.” The Board of Directors may in its sole discretion submit any other amendment to the Plan for stockholder approval, including, but not limited to, amendments to the Plan intended to satisfy the requirements of Section 162(m) regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation to certain executive officers. In conformance to the provisions of Section 162(m), the Committee will grant matching options in a given year on no more than 200,000 shares of our common stock reserved for issuance under the 2005 Investment Plan. In addition, as noted above, each executive officer will be granted no more than $250,000 of options under the Plan, where the value of an option is based on the exercise price of the option.

Tax consequences of deferred compensation.  The American Jobs Creation Act of 2004 added Section 409A to the Internal Revenue Code, generally effective January 1, 2005. In September, 2005, the Treasury Department issued detailed Proposed Regulations under this statute, but a number of issues remain unresolved. Section 409A covers most programs that defer the receipt of compensation to a succeeding year. It provides strict rules for elections to defer (if any) and for timing of payouts. There are significant penalties placed on the individual employee for failure to comply with Section 409A. However, it generally does not affect our ability to deduct deferred compensation at some point in time.

Section 409A does not apply to incentive stock options, non-qualified stock options (that are not and can never later be discounted) and restricted stock (provided there is no deferral of income beyond the vesting date). Section 409A also does not cover stock appreciation right (SAR) plans if (i) the exercise price can never be less than the fair market value of the underlying stock on the date of grant (ii) no features defer the recognition of income beyond the exercise date, and (iii) there are no other rights granted beyond the SAR itself.

Section 409A does apply to restricted stock units, performance units and performance shares. Grants under such plans will continue to be taxed at vesting but will be subject to new limits on plan terms governing when vesting may occur.

Tax consequences to recipient from NSOs. An optionee will not recognize any taxable income at the time he or she is granted a non-statutory option. However, upon its exercise, the optionee will recognize taxable income generally measured as the excess of the then fair market value of the shares purchased over the purchase price, if any. Any taxable income recognized in connection with an option exercise by an optionee who is also our employee will be subject to tax withholding by us. Upon the resale of such shares by the optionee, any difference between the sale price and the optionee's purchase price, to the extent not recognized as taxable income as described above, will be treated as long-term capital gain or loss, depending on the holding period.

Later disposition of stock. Upon disposition of stock acquired from exercise of a matching option, the recipient will recognize a capital gain or loss equal to the difference between the selling price and the sum of the amount paid for such stock, if any, plus any amount recognized as ordinary income upon acquisition (or vesting) of the stock. Such gain or loss will be long or short-term depending on whether the stock was held for more than one year from the date ordinary income is measured. Slightly different rules may apply to persons who are subject to Section 16(b) of the Exchange Act.

The foregoing is only a summary of the effect of federal income taxation upon a recipient under the 2005 Investment Plan. It does not purport to be complete, and does not discuss the tax consequences of the recipient’s death or the income tax laws of any municipality, state or foreign country in which a recipient may reside. Recipients of options granted under the 2005 Investment Plan are advised to consult their personal tax advisors before exercising an option or disposing of any stock received pursuant to the exercise of an option.

Circular 230 Disclaimer. Nothing contained in this discussion of certain federal income tax considerations is intended or written to be used, and cannot be used, for the purpose of (i) avoiding tax-related penalties under the Code or (ii) promoting, marketing, or recommending to another party any transactions or tax-related matters addressed herein.

Restrictions on Transfer. In addition to the restrictions set forth under applicable law, the Open Market Shares and the options granted pursuant to the 2005 Investment Plan are subject to the following additional restrictions: (i) stock certificates evidencing such Open Market Shares will be issued in the sole name of the recipient (but shall be held by us, subject to the terms and conditions of 2005 Investment Plan) and may bear any legend which the Plan Committee deems appropriate to reflect any restrictions on transfer under the Plan, or as the Plan Committee may otherwise deem appropriate; and (ii) no options granted under the 2005 Investment Plan may be assignable by any recipient under the Plan, either voluntarily or by operation of law, except by will or the laws of descent and distribution or with the approval of the Plan Committee. Participants are also obliged to comply with our Securities Trading Policy and rules of the Securities and Exchange Commission.

2000 Non-Employee Director Stock Option Plan

General. The 2000 Non-Employee Director Stock Option Plan, or the Non-Employee Director Plan, was adopted by the Board of Directors on May 15, 2000, to be effective as of June 1, 2000, and was approved by our stockholders on July 18, 2000. We initially reserved for issuance an aggregate of 250,000 shares of common stock under the Non-Employee Director Plan. We increased this to 650,000 shares of common stock, pursuant to the affirmative vote of the stockholders on June 10, 2002 and increased this number to 1,000,000 shares of common stock, pursuant to the affirmative vote of the stockholders on December 16, 2003. We further increased this number to 1,400,000 shares of common stock, pursuant to the affirmative vote of the stockholders on December 28, 2005. It continues as an active plan.

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

Grant of Options. As of each January 1 following the effective date of the Non-Employee Director Plan, commencing January 1, 2001, or the Initial Grant Date, each non-employee director was automatically granted an option to purchase 20,000 shares of common stock in respect of services to be rendered to us as a director during the forthcoming calendar year, subject to the terms of the Non-Employee Director Plan. Each non-employee director who was first elected to the Board of Directors after June 1, 2000, but prior to January 1, 2001, was granted, as of the date of his election, or First Grant Date, an option to purchase that number of shares equal to the product of (i) 5,000 and (ii) the number of fiscal quarters remaining in our then current fiscal year (including the quarter in which the date of such director's election falls), subject to the terms of the Non-Employee Director Plan. As of January 1, 2002 or the First Grant Date, as the case may be, each non-employee director was automatically granted an option to purchase 20,000 shares of common stock, or the Annual Grant. Commencing January 1, 2003, the annual grant was to be a nonqualified stock option of 35,000 shares of common stock, pursuant to the approval of the stockholders on June 10, 2002. In other respects, the Plan will operate as before January 1, 2003. As of March 15, 2006, we have granted 886,250 options to our eligible directors under the Non-Employee Director Plan. We have 513,750 shares available for grant under option under the plan as of the date of this Report.

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

2000 Stock Option Plan

This Plan was frozen as of December 28, 2005. As of March 15, 2006, we had 2,632,304 options outstanding under the 2000 Stock Option Plan. All underlying shares have been registered with the SEC. Any unexpired options granted under this Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement, but not less than 6 months or more than 12 months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement, but not less than 30 days or more than 3 months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, until 30 days after the date of such termination. However, the Committee may in its sole discretion accelerate or extend the exercisability of any or all options upon termination of employment or cessation of services. The 2000 Stock Option Plan will terminate on May 14, 2010, the 10th anniversary date of the effectiveness of the 2000 Stock Option Plan.

1995 Non-Qualified Option Plan

On January 2, 1996, we adopted our 1995 Non-Qualified Option Plan for key employees, officers, directors and consultants, and reserved up to 500,000 options to be granted thereunder. The option exercise price is not less than 100% of market value on the date granted; 40% of granted options vest immediately; 30% vest beginning one year after grant; and the remaining 30% vest and may be exercised beginning two years from grant. No options may be exercised more than 10 years after grant, options are not transferable (other than at death), and in the event of complete termination for cause (other than death or disability) or voluntary termination, all unvested options automatically terminate. Options are no longer granted out of this Plan and as of March 15, 2006 no options remain outstanding under this plan, which is otherwise inactive and remains frozen.

Other Non-Employee Director Stock Option Plan

On April 10, 1998, our Board of Directors adopted a resolution creating a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director is to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vest at the rate of 5,000 options per quarter during each quarter in which such person has served as a member of the Board of Directors. Since we have adopted the 2000 Non-Employee Director Stock Option Plan, we no longer grant options to members of our Board of Directors under this plan, and as of March 15, 2006 15,000 options remain outstanding under this plan, which is otherwise inactive and remains frozen.

2004 Stock Option Plan

The 2004 Stock Option Plan was adopted by the Board of Directors of ProCyte on April l2, 2004, and was approved by ProCyte shareholders on May 19, 2004. An aggregate of 2,000,000 shares of ProCyte common stock were reserved under the 2004 Stock Option Plan. PhotoMedex assumed the 2004 Stock Option Plan as part of the acquisition on March 18, 2005. The number of shares reserved under the plan was adjusted downward to 1,324,400 shares of PhotoMedex common stock, to reflect the acquisition exchange ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. The number of options then outstanding under the plan and their exercise prices were also adjusted in accordance with the exchange ratio.

As of March 15, 2006, we had 419,500 options outstanding under the 2004 Stock Option Plan. This Plan was frozen as of December 28, 2005. Unless sooner terminated by the Board of Directors, the Plan will terminate on April 12, 2014, the 10th anniversary date of its effective date. In general, any unexpired options granted under this Plan will terminate: (a) immediately on optionee’s termination from service for cause; (b) in the event of retirement, pursuant to the terms of the option agreement, and generally three months after the termination of service to us; and (c) in the event of death or disability, pursuant to the terms of the option agreement, and generally 12 months after the termination of service to us. In the event of our merger, consolidation or other reorganization in which we are not the surviving or continuing corporation (as determined by the Committee) or in the event of our liquidation or dissolution, all options granted under this Plan will terminate on the effective date of the merger, consolidation, reorganization, liquidation or dissolution, unless there is an agreement with respect to such transition which expressly provides for the assumption of such options by the continuing or surviving corporation. Options that are not assumed by the surviving corporation will become 100% vested before the effective date. If the surviving corporation assumes the options of a participant, and within two years of the effective date the employment or services of the participant should terminate (excluding termination for cause or termination initiated by the participant for certain reasons), then the participant’s assumed options will become 100% vested as of such termination.

1996 Stock Option Plan

The 1996 Stock Option Plan was adopted by the Board of Directors of ProCyte on July 23, 1996 and was approved by ProCyte shareholders on May 15, 1997. The plan was amended on March 2, 1999 and May 26, 1999 to provide for grants to non-employee directors of ProCyte Corporation. An aggregate of 1,750,000 shares of ProCyte common stock were reserved under the 1996 Stock Option Plan. PhotoMedex assumed the 1996 Stock Option Plan as part of the acquisition on March 18, 2005. The number of shares reserved under the plan was adjusted downward to 1,088,500 shares of PhotoMedex common stock, to reflect the acquisition exchange ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. The number of options then outstanding under the Plan and their exercise prices are also adjusted in accordance with the exchange ratio.

As of March 15, 2006, we had 783,472 options outstanding under the 1996 Stock Option Plan. This Plan was frozen as of December 28, 2005. Unless sooner terminated by the Board of Directors, the 1996 Stock Option Plan will terminate on July 23, 2006, the 10th anniversary date of its effective date. Any unexpired options granted under this Plan will terminate: (a) immediately on an optionee’s termination from service for cause; (b) in the event of retirement, pursuant to the terms of the option agreement, and generally three months after the termination of service to us; (c) in the event of disability, pursuant to the terms of the option agreement, and generally 12 months after the termination of service to us; and (d) in the event of death, pursuant to the terms of the option agreement, and generally 12 months from the date of death. In the event of our merger, consolidation or other reorganization in which we are not the surviving or continuing corporation (as determined by the Committee) or in the event of our liquidation or dissolution, all options granted under the 1996 Stock Option Plan will terminate on the effective date of the merger, consolidation, reorganization, liquidation or dissolution, unless there is an agreement with respect to such transition which expressly provides for the assumption of such options by the continuing or surviving corporation. Options that are not assumed by the surviving corporation will become 100% vested before the effective date. If the surviving corporation assumes the options of a participant, and within two years of the effective date the employment or services of the participant should terminate (excluding termination for cause or termination initiated by the participant for certain reasons), then the participant’s assumed options will become 100% vested as of such termination.

1991 Restated Stock Option Plan for Non Employee Directors

On September 27, 1991, the Board of Directors of ProCyte Corporation adopted the 1991 Stock Option Plan for Non-employee Directors. The Plan was later amended and restated on February 24, 1994 and September 4, 1996, and each restatement was approved by the shareholders. The Plan has expired. Any former director of ProCyte Corporation holding options under this Plan may exercise his other options for three years following the date of resignation from the Board of ProCyte, but in no event later than 10 years from the date of grant of an option granted to him or her. Options are no longer granted out of this Plan and as of March 15, 2006, 22,514 options remain outstanding (and are fully vested) under this Plan, which is otherwise inactive and remains frozen.

1989 Restated Stock Option Plan

On September 15, 1989, the Board of Directors of ProCyte Corporation adopted the 1989 Stock Option Plan. The Plan was restated on February 21, 1992 and was approved by the shareholders. The Plan has expired. Options are no longer granted out of this Plan and as of March 15, 2006, 305,606 options remain outstanding (and are fully vested) under this Plan, which is otherwise inactive and remains frozen.

Other Stock Options

As of March 15, 2006, we had granted, net of cancellations, options to purchase up to 3,684.962 shares of common stock to certain of our employees, directors and consultants outside of a formal plan, of which 3,554,962 had been exercised and 130,000 remained unexercised. There were no grants of options outside of a formal plan in 2005.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance which expires on February 24, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of March 15, 2006, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer (See Item 11, "Executive Compensation"), (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Richard J. DePiano(2)	209,300	*
Jeffrey F. O’Donnell (3)	859,250	1.64
Dennis M. McGrath (4)	629,000	1.21
Michael R. Stewart(5)	298,940	*
John F. Clifford(6)	699,079	1.35
Alan R. Novak (7)	191,101	*
David Anderson (8)	70,000	*
Warwick Alex Charlton (9)	332,500	*
Anthony J. Dimun (10)	191,250	*
Corsair Reporting Persons (11)	3,418,794	6.61
Wellington Management Co., L.P. (12)	7,180,002	13.96
All directors and officers as a group (9 persons) (13)	3,480,420	6.40

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2006, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 52,319,294 shares of common stock outstanding as of March 15, 2006.

(2)
Includes 31,800 shares and options to purchase up to 177,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2006. Mr. DePiano's address is 351 East Conestoga Road, Wayne, Pennsylvania 19087.

(3)
Includes 3,000 shares, 525,000 additional shares subject to restriction agreement with us and options to purchase up to 331,250 shares of common stock. Does not include options to purchase up to 418,750 shares of common stock, which may vest more than 60 days after March 15, 2006.

(4)
Includes 4,000 shares, 335,000 additional shares subject to restriction agreement with us and options to purchase up to 290,000 shares of common stock. Does not include options to purchase up to 335,000 shares of common stock, which may vest more than 60 days after March 15, 2006.

(5)
Includes 1,440 shares and options to purchase 297,500 shares of common stock. Does not include options to purchase up to 242,500 shares of common stock, which may vest more than 60 days after March 15, 2006.

(6)
Includes 227,796 shares and options to purchase up to 471,283 shares of common stock. Does not include options to purchase up to 176,037 shares of common stock, which may vest more than 60 days after March 15, 2006.

(7)
Includes 28,601 shares of common stock and options to purchase up to 162,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2006. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

(8)
Includes options to purchase up to 70,000 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2006. Mr. Anderson's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(9)
Includes 170,000 shares of common stock owned by True North Partners, L.L.C., of which Mr. Charlton may be deemed to be an affiliate, and options to purchase 162,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2006. Mr. Charlton's address is 444 Madison Avenue, Suite 605, New York, New York 10022.

(10)
Includes 95,000 shares of common stock owned by Mr. Dimun and his wife and options to purchase up to 96,250 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2006. Mr. Dimun’s address is 46 Parsonage Hill Road, Short Hills, New Jersey 07078.

(11)
Includes 3,158,500shares of common stock and warrants to purchase up to 260,294 shares. Certain of the shares are held in various denominations by Corsair Capital Partners, L.P., a Delaware limited partnership ("Corsair Capital Partners"), Corsair Long Short International, Ltd., a Cayman Islands exempted company ("Corsair International"), Corsair Select, L.P., a Delaware limited partnership ("Corsair Select"), Corsair Capital Partners 100, L.P., a Delaware limited partnership ("Corsair 100"), Corsair Capital Investors, Ltd., a Cayman Islands exempted company ("Corsair Investors", and together with Corsair Capital Partners, Corsair International, Corsair Select and Corsair 100, the "Corsair Entities"), each of which are private investment funds. Corsair Capital Management, L.L.C. ("Corsair Capital Management") is the investment manager of each of the Corsair Entities, and also is the manager of certain other separately managed accounts which hold 487,307 additional shares. As the investment manager of the Corsair Entities, and the manager of such other separate accounts, Corsair Capital Management has the power to vote and/or dispose of those shares of common stock held by such persons and accordingly, may be deemed to be the beneficial owner of such shares. Jay R. Petschek ("Petschek") and Steven Major ("Major," and together with the Corsair Entities, Corsair Capital Management and Petschek, the "Corsair Reporting Persons") are the controlling principals of Corsair Capital Management. Mr. Major beneficially owns 21,100 additional shares of common stock. Accordingly, the Corsair Reporting Persons may collectively be deemed to be the beneficial owners of 3,418,794 shares of common stock, including 3,158,500 shares of common stock and warrants to purchase up to 260,294 shares. Neither the use of the terms "Corsair Entities" or "Corsair Reporting Persons" nor the aggregation of ownership interests by the Corsair Reporting Persons, as described herein, necessarily implies the existence of a group for purposes of Section 13(d)(3) of the Exchange Act or any other purpose. The foregoing information has been derived from a Schedule 13G filed on behalf of certain of the Corsair Reporting Persons, on February 14, 2006.

(12)
Wellington Management Company, LLP is an investment adviser which has shared voting powers with respect to 7,180,002 shares of common stock owned of record by its clients. The foregoing information has been derived from a Schedule 13G filed on behalf of Wellington Management on February 14, 2006.

(13)
Includes 561,637 unrestricted shares, 860,000 restricted shares and options to purchase 2,058,783 shares of common stock. Does not include options to purchase up to 1,259,787 shares of common stock, which may vest more than 60 days after March 15, 2006.

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

During the relevant periods from 2003 through 2004, one of our directors, Warwick Alex Charlton, was a senior member of the executive management staff of True North Partners and also of True North Capital until November 10, 2003. Mr. Charlton also held approximately 20.3% equity interests in each of True North Partners and True North Capital. During the relevant periods from 2002 through 2004, another of our directors, John J. McAtee, Jr., held equity interests of less than 1.0% in each of True North Partners and True North Capital. Mr. McAtee resigned from the Investment Advisory Board of True North Capital on April 14, 2003.

As of March 15, 2006, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Jenkens & Gilchrist, LLP, our outside counsel, held in the aggregate hold 43,563 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options which they accepted from us in exchange for legal services performed from July 1998 to May 2000.

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

Item 14.  Principal Accountant Fees and Services

Our Audit Committee has appointed Amper, Politziner & Mattia, P.C. as our independent auditors for the fiscal year ending December 31, 2005.

The Audit Committee had appointed KPMG LLP to be our independent auditors for 2004. However, after reviewing the costs incurred in the audit of the 2003 financial statements and the costs forecasted for the audit of the 2004 financial statements, the Audit Committee terminated the engagement of KPMG LLP as our independent auditors, effective June 9, 2004. The Audit Committee recommended and approved the engagement of Amper, Politziner & Mattia, P.C. as our principal independent accountants, effective June 9, 2004. Accordingly, we engaged Amper, Politziner & Mattia, P.C. as our principal independent accountants for 2004. The following table shows the fees paid or accrued by us for the audit and other services provided by Amper, Politziner & Mattia for 2005 and 2004:

	2005	2004
Audit Fees	$343,000	$201,000
Audit-Related Fees	20,000	—
Tax Fees	—	—
All Other Fees	23,000	—
Total	$386,000	$201,000

The following table shows the fees paid or accrued by us for the audit and other services provided by KPMG, LLP for 2005 and 2004:

	2005		2004
Audit Fees	$	$ —	$23,000
Audit-Related Fees		41,250	74,000-
Tax Fees		—	—
All Other Fees		—	—
Total		$41,250	$97,000

As defined by the Commission, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees. The aggregate fees billed to us in 2005 by the independent auditors, Amper, Politziner & Mattia, P.C., for professional services rendered in connection with our Quarterly Reports on Form 10-Q and for the audits of our financial statements and internal controls included in this Annual Report on Form 10-K for 2005, totaled approximately $343,000.

The aggregate fees billed to us in 2004 by the independent auditors, Amper, Politziner & Mattia, P.C., for professional services rendered in connection with our Quarterly Reports on Form 10-Q and for the audits of our financial statements and internal controls included in this Annual Report on Form 10-K for 2004, totaled approximately $201,000.

We incurred fees to KPMG for services rendered for the year ended December 31, 2004, of which approximately $23,000 that was incurred in fiscal 2004 related to the audit and review work for the year ended December 31, 2003.

Audit-Related Fees. The aggregate fees billed to us by Amper, Politziner & Mattia for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $20,000 for 2005. The aggregate fees billed to us by KPMG for assurance and related services that are not related to the performance of the audit and review of our financial statements that are already reported in the paragraph immediately above totaled approximately $41,250 and $74,000 for 2005 and 2004, respectively. These costs primarily related to services provided in connection with the filing of registration statements.

All Other Fees. The aggregate fees billed to us by Amper, Politziner & Mattia for products and services rendered by Amper, Politziner & Mattia for tax consulting and other services were for $23,000 for 2005 and negligible for 2004. The aggregate fees billed to us by KPMG for products and services rendered by KPMG for tax consulting were negligible for 2004.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of Amper, Politziner & Mattia to perform audit or non-audit services for us before Amper, Politziner & Mattia is engaged to provide those services. Under applicable Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the Commission’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

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

Auditor Selection for Fiscal 2006 Amper, Politziner & Mattia has been selected to serve as our independent auditors for the year ending December 31, 2006, subject to conclusion of an engagement letter and ratification by our stockholders at the next Annual Meeting.

PART IV

Item 15  Exhibits

(a)(1)	Financial Statements

Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2005.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(a)(3) Other Exhibits

2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
2.2	Agreement and Plan of Merger, dated December 1, 2004, between PhotoMedex, Inc., Gold Acquisition Merger Corp. and ProCyte Corporation (2)
3.1(a)	Certificate of Incorporation, filed on November 3, 1987 (3)
3.1(b)	Amendment to Certificate of Incorporation, filed on July 19, 1999 (3)
3.1(c)	Amendment to Certificate of Incorporation, filed on July 22, 1999 (3)
3.1(d)	Restated Certificate of Incorporation, filed on August 8, 2000 (4)
3.1(e)	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004. (11)
3.2	Amended and Restated Bylaws (5)

10.1	Lease Agreement (Carlsbad, California) dated August 4, 1998 (3)
10.2	Patent License Agreement between the Company and Patlex Corporation (6)
10.3	Clinical Trial Agreement between Massachusetts General Hospital, R. Rox Anderson and the Company, dated March 17, 1998 (3)
10.4	Consulting Agreement dated as of January 21, 1998 between the Company and R. Rox Anderson, M.D. (3)
10.5	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated August 1, 2002 (1)
10.6	Amended and Restated Employment Agreement with Dennis M. McGrath, dated August 1, 2002 (1)
10.7	Lease between the Company and Radnor Center Associates, dated April 1, 2000 (3)
10.8	Healthworld Agreement, dated May 11, 1999 (3)
10.9	Clinical Trial Agreement, dated July 27, 1999 (Scalp Psoriasis) (3)
10.10	Clinical Trial Agreement, dated July 27, 1999, and Amendment dated March 1, 2000 (Plaque Psoriasis) (3)
10.11	Clinical Trial Agreement, dated July 27, 1999 (High Fluence) (3)
10.12	Clinical Trial Agreement, dated November 15, 1999 (Vitiligo) (3)
10.13	Massachusetts General Hospital License Agreement, dated November 26, 1997 (3)
10.14	Asset Purchase Agreement with Laser Components GmbH, dated February 29, 2000 (3)
10.15	Amended and Restated 2000 Stock Option Plan (1)
10.16	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.17	Revolving Loan Agreement, dated May 31, 2000, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.18	First Amendment to Revolving Loan Agreement, dated February 20, 2002, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.19	Second Amendment to Revolving Loan Agreement, dated June 26, 2002, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.20	Third Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.21	Fourth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.22	Fifth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.23	Sixth Amendment to Revolving Loan Agreement, dated February 27, 2003, between Surgical Laser Technologies, Inc. and AmSouth Bank (7)
10.24	Note for Business and Commercial Loans, dated March 26, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (7)
10.25	Addendum to Note for Business and Commercial Loans LIBOR rate, dated March 26, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (7)
10.26	Security Agreement (Accounts, Inventory and General Intangibles), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (7)
10.27	Security Agreement for Tangible Personal Property, dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (7)
10.28	Limited Security Agreement (Alabama), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank (7)
10.29	Letter of waiver from AmSouth Bank, dated February 27, 2003 (6)
10.30	Continuing Guaranty Agreement, dated March 26, 2003, by PhotoMedex, Inc. in favor of AmSouth Bank (7)
10.31	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (7)
10.32	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (7)
10.33	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (7)
10.34	Secured Promissory Note, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (7)
10.35	Security Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (7)

10.36	Agreement as to Collateral, dated May 22, 2002, among Surgical Laser Technologies, Inc., Reliant Technologies, Inc. and AmSouth Bank (7)
10.37	Employment Agreement of Michael R. Stewart, dated December 27, 2002 (7)
10.38	Seventh Amendment to Revolving Loan Agreement and related agreements, dated March 10, 2004, among Surgical Laser Technologies, Inc., PhotoMedex, Inc and AmSouth Bank (11)
10.39	Note for Business and Commercial Loans, dated May 13, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (8)
10.40	Addendum to Note for Business and Commercial Loans, LIBOR rate, dated May 13, 2003, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank (8)
10.41	Letter Agreement dated October 28, 2003 between PhotoMedex and True North Capital Ltd. (9)
10.42	Employment Agreement of John F. Clifford, dated March 18, 2005 (2)
10.43	Employment Agreement of Robin L. Carmichael, dated March 18, 2005 (2)
10.44	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated January 15, 2006
10.45	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006
10.46	2005 Equity Compensation Plan, approved December 28, 2005 (13)
10.47	2005 Investment Plan, approved December 28, 2005 (13)
10.48	2004 Stock Option Plan, assumed from ProCyte (12)
10.49	1996 Stock Option Plan, assumed from ProCyte (12)
10.50	1991 Restated Stock Option Plan for Non-Employee Directors, assumed from ProCyte (12)
10.51	1989 Restated Stock Option Plan, assumed from ProCyte (12)
10.52	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated March 17, 2005 (Carlsbad, California)
10.53	Industrial Real Estate Lease, dated August 30, 1993, as amended five times (Redmond, Washington)
10.54	Master Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (14)
10.55	Master Lease Agreement, dated June 25, 2004, between PhotoMedex, Inc. and GE Capital Corporation. (15)
16.1	Letter re Change in Certifying Accountant (10)
22.1	List of subsidiaries of the Company
23.1	Consent of Amper, Politziner & Mattia P.C.
23.2	Consent of KPMG LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, and as amended.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1987.

(7)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(9)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(10)	Filed as part of our Current Report on Form 8-K, dated May 9, 2000, and as amended.

(11)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

(12)	Filed as part of our Registration Statement on Form S-8, as filed with the Commission on April 13, 2005.

(13)	Filed as part of our Definitive Proxy Statement on Schedule 14A, as filed with the Commission on November 15, 2005.

(14)	Filed as part of our Current Report on Form 8-K, dated September 10, 2004.

(15)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

PHOTOMEDEX, INC.

Date: March 16, 2006	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Richard J. DePiano	Chairman of the Board of Directors	March 16, 2006
Richard J. DePiano

/s/ Jeffrey F. O’Donnell	President, Chief Executive Officer and Director	March 16, 2006
Jeffrey F. O'Donnell

/s/ Dennis M. McGrath	Chief Financial Officer	March 16, 2006
Dennis M. McGrath

/s/ Alan R. Novak	Director	March 16, 2006
Alan R. Novak

/s/ David W. Anderson	Director	March 16, 2006
David W. Anderson

/s/ Warwick Alex Charlton	Director	March 16, 2006
Warwick Alex Charlton

/s/ Anthony J. Dimun	Director	March 16, 2006
Anthony J. Dimun

PHOTOMEDEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PhotoMedex, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Amper, Politziner & Mattia, P. C.

March 10, 2006 Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s 2005 Annual Report on Internal Controls, that PhotoMedex, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PhotoMedex, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 in our report dated March 10, 2006, expressed an unqualified opinion.

/s/ Amper, Politziner & Mattia, P. C.

March 10, 2006 Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
PhotoMedex, Inc. and Subsidiaries:

We have audited the 2003 consolidated financial statements of PhotoMedex, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company’s Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the results of the operations, changes in stockholders’ equity, and cash flows of PhotoMedex, Inc. and subsidiaries for the year ended December 31, 2003 in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 18, 2004 (except with respect to the eleventh paragraph of note 10, as to which the date is March 10, 2004)

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$5,403,036	$3,884,817
Restricted cash	206,931	112,200
Accounts receivable, net of allowance for doubtful accounts of $765,440 and $736,505	4,651,080	4,117,399
Inventories	8,047,444	4,585,631
Prepaid expenses and other current assets	621,372	401,989
Total current assets	18,929,863	13,102,036

Property and equipment, net	7,044,713	4,996,688
Patents and licensed technologies, net	1,577,554	929,434
Goodwill, net	16,375,384	2,944,423
Other intangible assets, net	4,467,625	—
Capitalized acquisition costs	—	762,477
Other assets	280,467	226,868
Total assets	$48,675,606	$22,961,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$228,398	$69,655
Current portion of long-term debt	1,749,969	873,754
Accounts payable	3,572,077	3,515,293
Accrued compensation and related expenses	867,427	963,070
Other accrued liabilities	924,968	924,054
Deferred revenues	466,032	636,962
Total current liabilities	7,808,871	6,982,788

Notes payable, net of current maturities	159,213	26,736
Long-term debt, net of current maturities	2,278,871	1,372,119
Other liabilities	11,623	—
Total liabilities	10,258,578	8,381,643

Commitment and contingencies

Stockholders' Equity:
Common Stock, $.01 par value, 75,000,000 shares authorized; 51,414,294 and 40,075,019 shares issued and outstanding at December 31, 2005 and 2004, respectively	514,143	400,750
Additional paid-in capital	118,140,838	90,427,632
Accumulated deficit	(80,182,606)	(76,246,562)
Deferred compensation	(55,347)	(1,537)
Total stockholders' equity	38,417,028	14,580,283
Total liabilities and stockholders’ equity	$48,675,606	$22,961,926

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004	2003

Revenues:
Product sales	$16,544,894	$6,497,397	$6,870,570
Services	11,839,612	11,247,784	7,448,223
	28,384,506	17,745,181	14,318,793

Cost of revenues:
Product cost of revenues	7,219,504	3,324,564	3,732,109
Services cost of revenues	8,456,001	7,038,705	6,755,499
	15,675,505	10,363,269	10,487,608

Gross profit	12,709,001	7,381,912	3,831,185

Operating expenses:
Selling, general and administrative	16,477,322	10,426,256	9,451,224
Engineering and product development	1,127,961	1,801,438	1,776,480
	17,605,283	12,227,694	11,227,704
Loss from operations	(4,896,282)	(4,845,782)	(7,396,519)

Interest expense, net	(342,299)	(138,414)	(46,330)
Other income, net	1,302,537	—	—

Net loss	($ 3,936,044)	($ 4,984,196)	($ 7,442,849)

Basic and diluted net loss per share	($0.08)	($0.13)	($0.21)

Shares used in computing basic and diluted net loss per share	48,786,109	38,835,356	35,134,378

The accompanying notes are an integral part of these consolidated financial statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-In Caital	Accumulated Deficit	Deferred Compensation	Total
BALANCE, DECEMBER 31, 2002	31,439,058	$314,391	$76,828,582	($63,819,517)	($14,834)	$13,308,622

Sale of stock, net of expenses	5,982,352	59,824	9,417,722	—	—	9,477,546
Exercise of warrants	253,271	2,532	460,316	—	—	462,848
Exercise of stock options	61,458	614	63,918	—	—	64,532
Stock options issued to consultants for services	—	—	38,164	—	—	38,164
Stock options issued to former employee	—	—	62,713	—	—	62,713
Amortization of deferred compensation	—	—	—	—	6,499	6,499
Net loss	—	—	—	(7,442,849)	—	(7,442,849)

BALANCE, DECEMBER 31, 2003	37,736,139	377,361	86,871,415	(71,262,366)	(8,335)	15,978,075

Sale of stock, net of expenses	—	—	11,199	—	—	11,199
Exercise of warrants	2,104,138	21,041	3,065,427	—	—	3,086,468
Exercise of stock options	120,865	1,209	209,074	—	—	210,283
Stock options issued to consultants for services	—	—	98,435	—	—	98,435
Reversal of unamortized portion of deferred compensation for terminated employee	—	—	(532)	—	532	—
Registration expense for acquisition	—	—	(125,914)	—	—	(125,914)
Issuance of stock for Stern laser assets acquisition, net of expenses	113,877	1,139	218,066	—	—	219,205
Issuance of warrants for draws under line of credit	—	—	80,462	—	—	80,462
Amortization of deferred compensation	—	—	—	—	6,266	6,266
Net loss	—	—	—	(4,984,196)	—	(4,984,196)

BALANCE, DECEMBER 31, 2004	40,075,019	400,750	90,427,632	(76,246,562)	(1,537)	14,580,283

Exercise of warrants	73,530	735	146,3254	—	—	147,060
Exercise of stock options	350,189	3,502	624,329	—	—	627,831
Issuance of stock for ProCyte merger, net of expense	10,540,579	105,406	26,197,732	—	(132,081)	26,171,057
Stock options issued to consultants for services	—	—	123,257	—	—	123,257
Reversal of unamortized portion of deferred compensation for terminated employee	—	—	(1,534)	—	1,534	—
Amortization of deferred compensation	—	—	—	—	76,737	76,737
Issuance of stock for Stern laser assets acquisition, net of expenses	374,977	3,750	723,300	—	—	727,050
Registration expense	—	—	(161,739)	—	—	(161,739)
Issuance of warrants for draws under line of credit	—	—	61,536	—	—	61,536
Net loss	—	—	—	(3,936,044)	—	(3,936,044)
BALANCE, DECEMBER 31, 2005	51,414,294	$514,143	$118,140,838	($80,182,606)	($55,347)	$38,417,028

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net loss	($3,936,044)	($4,984,196)	($7,442,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,217,200	1,765,944	2,186,743
Loss on disposal of property and equipment	101,009	—	7,574
Provision for doubtful accounts	373,964	459,861	254,429
Stock options issued to former employee	—	—	62,713
Stock options and warrants issued to consultants for services	123,257	98,435	38,164
Non-monetary exchange	(88,667)	—	—
Amortization of deferred compensation	76,737	6,266	6,499
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	229,768	(1,094,230)	(1,201,125)
Inventories	(782,880)	(628,257)	485,694
Prepaid expenses and other assets	1,011,340	541,170	436,672
Accounts payable	(518,289)	1,273,300	(443,368)
Accrued compensation and related expenses	(246,950)	22,718	117,353
Other accrued liabilities	(1,023,921)	(51,482)	(270,897)
Deferred revenues	(266,366)	(174,750)	628,237

Net cash used in operating activities	(1,729,842)	(2,765,221)	(5,134,161)

Cash Flows From Investing Activities:
Purchases of property and equipment	(123,201)	(111,319)	(51,103)
Lasers placed into service	(3,461,803)	(1,683,528)	(1,556,654)
Cash received from acquisition of ProCyte, net of acquisition costs	5,578,416	(882,823)	—

Net cash provided by (used in) investing activities	1,993,412	(2,677,670)	(1,607,757)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	(169,524)	(138,858)	9,477,546
Proceeds from exercise of options	627,831	210,283	64,532
Proceeds from exercise of warrants	147,060	3,086,468	462,848
Payments on long-term debt	(263,442)	(291,840)	(218,829)
Payments on notes payable	(882,032)	(587,161)	(648,494)
Net advances (repayments) on line of credit	1,889,487	527,548	(1,770,268)
(Increase) decrease in restricted cash, cash equivalents and short-term investments	(94,731)	(112,200)	2,000,000

Net cash provided by financing activities	1,254,649	2,694,240	9,367,335

Net increase (decrease) in cash and cash equivalents	1,518,219	(2,748,651)	2,625,417

Cash and Cash Equivalents, Beginning of Year	3,884,817	6,633,468	4,008,051

Cash and Cash Equivalents, End of Year	$5,403,036	$3,884,817	$6,633,468

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

Through the acquisition of ProCyte Corporation (“ProCyte”) on March 18, 2005, the Company also develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies. See Note 2.

The Company operates in five segments (as described in Note 17): Domestic XTRAC, International XTRAC, Skin Care (ProCyte), surgical services (SLT) and surgical products and other (SLT).

Liquidity and Going Concern
The Company has incurred significant losses and negative cash flows from operations since emerging from bankruptcy in May 1995. As of December 31, 2005, the Company had an accumulated deficit of $80,182,606. The Company has reduced its net loss for 2005 by $1,048,152, a 21% improvement, compared to 2004. The Company has historically financed its activities from operations, the private placement of equity securities and from lines of credit. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

Cash and cash equivalents as of December 31, 2005 were $5,609,967, including restricted cash of $206,931. Management believes that the existing cash balance together with its existing financial resources, including the leasing credit line facility with a remaining availability of $2,229,960 (see Note 10), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements into the second quarter of 2007. The 2006 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States and continuing cost savings from the integration of business operations acquired from ProCyte. In addition, the 2006 operating plan calls for increased revenues and profits from the Domestic XTRAC segment and the continued growth of our skin care products. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs for 2006. There can be no assurance that additional financing, if needed, will be available when required or, if available, can be obtained on terms satisfactory to the Company.

Since 2002, the Company has made significant progress in obtaining more extensive reimbursement approval from the Centers for Medicare and Medicaid Services and various private health plans for the treatment of skin disorders using the XTRAC system.

The Company plans to continue to focus on securing reimbursement from more private insurers and to devote sales and marketing efforts where such reimbursement has become available. As approvals for reimbursement are obtained, the Company will increase spending on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and, if necessary, expansion of its manufacturing facilities. Notwithstanding the approval for reimbursement by Centers for Medicare and Medicaid Services and recent approvals by certain private insurers, the Company may continue to face resistance from some private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure or to provide adequate levels of reimbursement. Management cannot provide assurance that the Company will market the product successfully or operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan objectives.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be perceived with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events occur, as more experience is acquired, or as additional information is obtained. See Revenue Recognition for discussion of updates and changes in estimates for XTRAC domestic revenues in accordance with Staff Accounting Bulletin Nos. 101 and 104 and SFAS No. 48.

Cash and Cash Equivalents and Restricted Cash
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2005 and 2004. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits.

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2005, no such write-down was required (see Impairment of Long-Lived Assets below).

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

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than net book value of the asset, the asset is written down to fair value. As of December 31, 2005, no such write-down was required (see Impairment of Long-Lived Assets below).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2005, no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the years ended December 31, 2005 and 2004 is summarized as follows:

	December 31,
	2005	2004
Accrual at beginning of year	$196,890	$316,714
Additions charged to warranty expense	105,000	408,093
Claims paid and expiring warranties	(97,182)	(527,917)
Accrual at end of year	$204,708	$196,890

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

The calculation of unused treatments prior to the fourth quarter of 2004 was based upon an estimate that at the end of each accounting period, 15 unused treatments existed at each laser location. This was based upon the reasoning that the Company generally sells treatments in packages of 30 treatments. Fifteen treatments generally represents about one-half the quantity purchased by a physician or approximately a one-week supply for 6 to 8 patients. This policy had been used on a consistent basis, prior to the fourth quarter of 2004. The Company believed this approach to have been reasonable and systematic given that: (a) physicians have little motivation to purchase quantities (which they are obligated to pay for irrespective of actual use and are generally unable to seek a credit or refund for unused treatments) that will not be used in a relatively short period of time, particularly since in most cases they can obtain incremental treatments instantaneously over the phone; and (b) senior management regularly reviews purchase patterns by physicians to identify unusual buildup of unused treatment codes at a laser site. Moreover, the Company continually looks at its estimation model based upon data received from its customers.

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

The Company has continued this approach or method for estimating the amount of unused treatments at December 31, 2005. Had the Company applied the approach used in 2003 to estimating unused treatments, XTRAC domestic revenues would have increased by $73,000 for the year ended December 31, 2005 and decreased by $271,000 for the year ended December 31, 2004 as compared to the prior method of estimation.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2005, the Company deferred an additional $57,300, under this program as all the criteria for revenue recognition had not been met.

Under this program, the Company may reimburse qualifying doctors for the cost of the Company’s fee but only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•	The physician practice must be in an identified location where there are still challenges by insurance companies to reimbursing the procedure;

•	The program only covers medically necessary treatments of psoriasis as determined by the treating physician;

•	The patient must have medical insurance and a claim for the treatment must be timely filed with the patient’s insurance company;

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

Prior to the fourth quarter of 2004, the Company estimated its liability for potential refunds under this program by estimating when the physician would be paid for the insurance claim. In the absence of a two-year historical trend and a large pool of homogeneous transactions to reliably predict the estimated claims for refund as required by Staff Accounting Bulletin Nos. 101 and 104, the Company previously deferred revenue recognition of 100% of the current quarter revenues from the program to allow for the actual denied claims to be identified after processing with the insurance companies.

As of December 31, 2004, the Company updated its analysis of its estimated refunds liability. After more than 143,000 treatments in the last 3 years and detailed record keeping of denied insurance claims and appeals processed, the Company has estimated that approximately 4% of the revenues under this program for the quarter ended December 31, 2005 are subject to being credited or refunded to the physician. The Company estimated that the 11% of the revenues under this program for the quarter ended December 31, 2004 were subject to being credited or refunded to the physician. This change from the past process of deferring 100% of the current quarter revenues from the program represents a change in accounting estimate, and management recorded this change in accordance with the relevant provisions of SFAS No. 48 and APB No. 20. These pronouncements state that the effect of a change in accounting estimate should be accounted for in the current period and the future periods that it affects. A change in accounting estimate should not be accounted for by restating amounts reported in financial statements of prior periods or by reporting proforma amounts for prior periods. Due to this updated approach in estimates, XTRAC domestic revenues were increased by $260,000 and $98,000 for the years ended December 31, 2005 and 2004 as compared to the prior method of estimation.

The net impact on revenue recognized for the XTRAC domestic segment as a result of the above two changes in accounting estimate was to increase revenues by approximately $333,000 for the year ended December 31, 2005 and decreased revenues $173,000 for the year ended December 31,2004.

The Company generates revenues from the acquired business of ProCyte primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales of the copper peptide compound, primarily to Neutrogena; a Johnson & Johnson Company, and the third is through royalties generated by our licenses, principally to Neutrogena. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by the Company's licensee.

Through its surgical businesses, the Company generates revenues primarily from two channels. The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories; the second is through per-procedure surgical services. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors, when the criteria of SAB 104 have been met. For per-procedure surgical services, the Company recognizes revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

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

The Company’s deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards. Consistent with the rules of purchase accounting, the historical deferred tax asset of ProCyte was valued at zero when the Company acquired ProCyte. If and when components of that asset are realized in future, the acquired goodwill of ProCyte will be reduced.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator since the result would be anti-dilutive. Common stock options and warrants of 7,177,955, 6,464,140 and 8,381,279 as of December 31, 2005, 2004 and 2003, respectively, were thus excluded from the calculation of fully diluted earnings per share.

Exchanges of Nonmonetary Assets
Exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets,” are measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the previous narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Although SFAS No. 153 is generally effective for financial statements for fiscal years beginning after June 15, 2005, the Company elected to adopt this Statement for the current fiscal year. For 2005, the Company has recognized $88,667 recorded as Other Income in accordance with this Statement.

Reclassifications
The 2003 consolidated statements of operations have been revised to present product and services cost of revenues and operating expenses to the current presentation format.

Fair Value of Financial Instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to its fair value due to the short-term nature of these instruments.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2005, no such impairment exists.

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

Had stock compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the following pro-forma amounts:

	Year Ended December 31,
	2005	2004	2003
Net loss:
As reported	($3,936,044)	($4,984,196)	($7,442,849)
Less: stock-based employee compensation expense included in reported net loss	76,737	6,266	6,499
Impact of total stock-based compensation expense determined under fair value based method for all awards	(1,718,296)	(1,540,636)	(1,485,378)
Pro-forma	($5,577,603)	($6,518,566)	($8,921,728)
Net loss per share:
As reported	($0.08)	($0.13)	($0.21)
Pro-forma	($0.11)	($0.17)	($0.25)

The above pro forma amounts may not be indicative of future amounts because future options are expected to be granted.

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to options granted during the years:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.04%	3.20%	2.98%
Volatility	97.81%	99.3%	98.9%
Expected dividend yield	0%	0%	0%
Expected option life	5 years	5 years	5 years

We account for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services," and recognize expense over the applicable service period.

Supplemental Cash Flow Information
In connection with the purchase of ProCyte in March 2005, the Company issued 10,540,579 shares of common stock and assumed options of 1,354,973 shares of common stock (see Note 2).

During the year ended December 31, 2005, the Company financed insurance policies through notes payables for $978,252, financed leasehold improvements through a note payable for $195,000, financed certain credit facility costs for $102,988 and issued warrants to a leasing credit facility which were valued at $61,536, and which offset the carrying value of debt. The Company issued 374,977 shares of common stock to Stern Laser srl (“Stern”) upon attainment of certain milestones under a Master Purchase Agreement, which is included in patents and licensed technologies.

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

For the years ended December 31, 2005, 2004 and 2003, the Company paid interest of $403,376, $181,115, and $105,634, respectively. Income taxes paid in 2005, 2004 and 2003 were immaterial.

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3,” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro-forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro-forma disclosures in accordance with the provisions of SFAS No. 123.

The Company plans to adopt SFAS No. 123(R) on January 1, 2006 and to conform to SAB No. 107. As of December 31, 2005, there are 1,969,267 unvested options, approximately $2.6 million in fair value, which will be amortized to expense pro rata over the next three years. The Company intends to account for the effect of forfeited options as the forfeitures are incurred, on a quarter by quarter basis. The Company currently accounts for share-based payments to its employees using the intrinsic value method; consequently, the results of operations have not included the recognition of compensation expense for the issuance of stock option awards to employees, but only to consultants or in connection with respect of unvested stock options assumed by the Company from ProCyte.

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“VIEs”) (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. For any VIEs that were created before January 1, 2004 and that must therefore be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company has adopted FIN 46R as of March 31, 2004. The adoption of FIN 46R did not have an effect on the consolidated financial statements inasmuch as the Company has no interests in any VIEs.

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

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. Following are the Company’s unaudited pro-forma results for the year ended December 31, 2005 and 2004, assuming the acquisition had occurred on January 1, 2004:

	Year Ended December 31,
	2005	2004

Net revenues	$31,354,068	$31,066,181
Net loss	($4,038,193)	($5,507,196)
Basic and diluted loss per share	($0.08)	($0.11)
Shares used in calculating basic and diluted loss per share	50,932,410	49,375,935

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2004, nor to be indicative of future results of operations.

Stern Laser Transaction
On September 7, 2004, the Company closed the transactions set forth in a Master Asset Purchase Agreement (the “Master Agreement”) with Stern Laser srl (“Stern”). As of December 31, 2005, the Company has issued to Stern in June and December 2005 248,395 and 126,582 shares, respectively, of its restricted common stock; as of December 31, 2005, the Company has issued to Stern an aggregate 488,854 shares of its restricted common stock in connection with the Master Agreement. The Company also agreed to pay Stern up to an additional $450,000 based on the achievement of certain remaining milestones relating to the development and commercialization of certain licensed technology and the licensed products which may be developed under such arrangement and may have certain other obligations to Stern under these arrangements. The Company retains the right to pay all of these conditional sums in cash or in shares of its common stock, in its discretion. To secure the latter alternative, the Company has reserved for issuance, and placed into escrow, 211,146 shares of its unregistered stock. The per-share price of any future issued shares will be based on the closing price of the Company’s common stock during the 10 trading days ending on the date of achievement of a particular milestone under the terms of the Master Agreement. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000. The primary asset which the Company have acquired from Stern is a license, which was carried on the Company’s books at $942,422 as of December 31, 2005. Amortization of this intangible is on a straight-line basis over 10 years, which began in January 2005. In 2005, Stern Laser purchased $183,000 of product from the Company.

Note 3
Inventories:

Set forth below is a detailed listing of inventories.

	December 31,
	2005	2004
Raw materials and work-in-process	$4,998,847	$2,968,728
Finished goods	3,048,597	1,616,903
Total inventories	$8,047,444	$4,585,631

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $69,963 and $84,000 as of December 31, 2005 and 2004, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the criteria of Staff Accounting Bulletin No. 104 have been met. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid. As of December 31, 2005 and December 31, 2004, the Company carried reserves against our inventories of $931,719 and $770,989, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	December 31,
	2005	2004
Lasers in service	$12,657,701	$9,333,591
Computer hardware and software	334,490	256,340
Furniture and fixtures	338,089	239,520
Machinery and equipment	755,565	522,643
Autos and trucks	382,690	400,570
Leasehold improvements	238,276	110,441
	14,706,811	10,863,105
Accumulated depreciation and amortization	(7,662,098)	(5,866,417)
Property and equipment, net	$7,044,713	$4,996,688

Depreciation expense was $2,226,933 in 2005, $1,596,154 in 2004 and $2,011,596 in 2003. At December 31, 2005 and 2004, net property and equipment included $530,191 and $666,326, respectively, of assets recorded under capitalized lease arrangements, of which $302,710 and $565,245, respectively, of the capital lease obligation was included in long-term debt at December 31, 2005 and 2004 (see Note 10).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technology.

	December 31,
	2005	2004
Patents, owned and licensed, at gross costs of $438,940 and $403,023 net of accumulated amortization of $194,660 and $155,522, respectively	$244,280	$247,501
Other licensed and developed technologies, at gross costs of $2,047,665 and $1,177,568, net of accumulated amortization of $714,391 and $495,635, respectively	1,333,274	681,933
Total patents and licensed technologies, net	$1,577,554	$929,434

As of December 31, 2004, the Company had assigned $809,515 to the license it acquired from Stern Laser, which is included in other licensed and developed technologies. Amortization of this intangible is on a straight-line basis over 10 years, which began in January 2005. As Stern Laser completes further milestones under the Master Agreement, the Company expects to increase the carrying value of the license. As of December 31, 2005 the assigned value of the Stern license is $1,010,665. Amortization expense was $257,894 in 2005, $169,790 in 2004 and $175,147 in 2003. Estimated amortization expense for amortizable intangible assets for the next five years is $298,000 in 2006, $256,000 in 2007, $170,000 in 2008, $170,000 in 2009, $170,000 in 2010 and $513,000 thereafter.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

	December 31,
	2005	2004
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $378,000.	$2,022,000	$—
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $267,747.	1,432,253	—
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $86,628.	1,013,372	—
	$4,467,625	$—

Related amortization expense was $732,375 for 2005. Estimated amortization expense for amortizable intangible assets for the next five years is $930,000 in 2006, $930,000 in 2007, $930,000 in 2008, $930,000 in 2009, $284,000 in 2010 and $463,000 thereafter. Under the Neutrogena Agreement, the Company has licensed to Neutrogena rights to its copper peptide technology and for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Capitalized Acquisition Costs:

The balance of capitalized acquisition costs as of December 31, 2004 of $762,477 was transferred to Goodwill upon the completion of the merger of ProCyte (see Note 2).

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	December 31,
	2005	2004
Accrued professional and consulting fees	$437,396	$412,019
Accrued warranty	204,708	196,890
Accrued liability from matured notes	—	245,849
Accrued sales taxes	184,764	61,142
Other accrued expenses	98,100	8,154
Total other accrued liabilities	$924,968	$924,054

During 2002, SLT resumed direct control of $223,000 of funds previously set aside for the payment of SLT’s subordinated notes, which matured and ceased to bear interest on July 30, 1999, and $31,000 of funds set aside to pay related accrued interest. As of December 31, 2005 and 2004, the matured principal and related interest was $0 and $245,849, respectively. The Company’s liability expired as of July 30, 2005 and the balance was recorded as other income in the year ended December 31, 2005.

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	December 31,
	2005	2004

Note payable - secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	$26,736	$51,489

Note payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2006.	177,450	—

Note payable - unsecured creditor, interest at 5.75%, payable in monthly principal and interest installments of $44,902 through January 2005.	—	44,902

Note payable - unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	183,425	—
	387,611	96,391
Less: current maturities	(228,398)	(69,655)
Notes payable, net of current maturities	$159,213	$26,736

Aggregate maturities of the notes payable as of December 31, 2005 are $228,398 in 2006, $25,706 in 2007, $27,292 in 2008, $28,975 in 2009 and $77,239 thereafter.

Note 10
Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt.

	December 31,
	2005	2004
Borrowings on a credit facility	$3,726,130	$1,680,627
Capital lease obligations (see Note 4)	302,710	565,246
Less: current portion	(1,749,969)	(873,754)
Total long-term debt	$2,278,871	$1,372,119

Credit Facility
The Company entered into a leasing credit facility with GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007 expiring on June 25, 2007; for each year of the term, called a “tranche”, various parameters are set or re-set. The Company accounts for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as a form of security over the lasers. The Company depreciates the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field.

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

As of December 31, 2005, the Company had made three draws under the first tranche of the line.

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

The fair value of the warrants granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

	Warrants granted under:
	Draw 1	Draw 2	Draw 3
Risk-free interest rate	3.81%	3.70%	3.64%
Volatility	99.9%	100%	99.3%
Expected dividend yield	0%	0%	0%
Expected warrant life	5 years	5 years	5 years

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

As of December 31, 2005, the Company had made 3 draws against the second tranche, as follows:

	Draw 4	Draw 5	Draw 6
Date of draw	June 28, 2005	September 26, 2005	December 27, 2005
Amount of draw	$1,113,326	$914,592	$914,592
Stated interest rate	8.42%	8.42%	9.14%
Effective interest rate	12.63%	12.94%	13.36%
Number of warrants issued	14,714	13,191	15,860
Exercise price of warrants per share	$2.50	$2.29	$1.90
Fair value of warrants	$23,257	$19,106	$19,067

The fair value of the warrants granted under the draws is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

	Warrants granted under:
	Draw 4	Draw 5	Draw 6
Risk-free interest rate	3.76%	4.11%	4.30%
Volatility	94.6%	93.75%	91.09%
Expected dividend yield	0%	0%	0%
Expected warrant life	5 years	5 years	5 years

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

As of December 31, 2005 the Company had available $2,057,490 from the second tranche of the line of credit with GE from which to draw on in the future.

Future minimum payments for draws under the lease credit facility are as follows:

Year Ending December 31,
2006	$1,830,650
2007	1,517,133
2008	799,046
Total minimum lease obligation	4,146,829
Less: interest	(420,699)
Present value of total minimum lease obligation	$3,726,130

Concurrent with the SLT acquisition, the Company assumed a $3,000,000 credit facility from a bank. The credit facility had a commitment term of four years, which expired May 31, 2004, permitted deferment of principal payments until the end of the commitment term, and was secured by SLT’s business assets, including collateralization (until May 13, 2003) of $2,000,000 of SLT’s cash and cash equivalents and short-term investments. The bank agreed to allow the Company to apply the cash collateral to pay down of the facility in 2003. The credit facility had an interest rate of the 30-day LIBOR plus 2.25%. The credit facility was subject to certain restrictive covenants at the SLT level and at the group level and borrowing base limitations. The group did not meet the covenants set by the bank at December 31, 2003. On March 10, 2004, the bank waived the non-compliance with the covenants as of December 31, 2003.

Capital Leases
The obligations under capital leases are at fixed interest rates of 7.06% to 10.68% and are collateralized by the related property and equipment (see Note 4).

Future minimum payments for property under capital leases are as follows:

Year Ending December 31,
2006	$197,821
2007	89,742
2008	40,952
Total minimum lease obligation	328,515
Less: interest	(25,805)
Present value of total minimum lease obligation	$302,710

Note 11
Warrant Exercises:

In the year ended December 31, 2005, the Company received $147,060 from the exercise of 73,530 warrants. The warrants were issued in connection with a private placement of securities in June 2002 and bore an exercise price of $2.00.

In the year ended December 31, 2004, 2,104,147 warrants on the common stock of the Company were exercised, resulting in an increase to the Company’s shares outstanding as of the end of the period by the same amount. The Company received $3,086,468 in cash proceeds from the exercises. Of these proceeds, $803,456 was from the exercise of warrants that were exercisable at $1.77 per share and were set to expire on March 31, 2004 and $1,226,112 was from the exercise of warrants that were exercisable at $1.16 per share and were set to expire on September 30, 2004. See also Common Stock Warrants in Note 13.

Note 12
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable operating leases for personal property that expire at various dates through 2008. Rent expense was $558,683, $456,077 and $517,662 for the years ended December 31, 2005, 2004 and 2003, respectively. The future annual minimum payments under these non-cancelable operating leases are as follows:

Year Ending December 31,
2006	$599,163
2007	220,901
2008	107,502
2009	79,680
Thereafter	105,408
Total	$1,112,654

Litigation
In the action which the Company brought against Edwards LifeSciences Corporation and Baxter Healthcare Corporation in January 2004, the parties reached a settlement in December 2005, terminating all prior dealings between themselves with respect to transmyocardial revascularization, and providing for payment to the Company of an amount that may not be disclosed in accordance with the confidentiality restrictions of the settlement. Such settlement, net of directly attributable legal expense, is included in other income in the year ended December 31, 2005.

In the matter brought against the Company by City National Bank of Florida, the Company's former landlord in Orlando, Florida, the Company’s motion for summary judgment was heard in limine and denied. Judgment was awarded to the landlord in the amount of $77,023. Offsetting the judgment are proceeds, approximating $45,000, which are held by the landlord from the sale of assets left on the leased premises by the party that bought the assets from the Company. The Company has paid the net judgment amount pursuant to a settlement that was reached with the landlord which embodies terms which the Company deems favorable and which have mooted post-trial motions and appeals.

In the matter brought by the Company against RA Medical Systems, Inc. and Dean Stewart Irwin in the United States District Court for the Southern District of California, a new magistrate judge appointed in 2005 to the case has ruled that discovery will continue to be stayed until the trial judge rules on the defendants’ motion for summary judgment, based on a theory of res judicata. Notwithstanding the abeyance of the case, the Company has brought in March 2006 a motion for partial summary judgment, based on a theory that defendants have not had, until January 2006, a license from the State of California to manufacture or market their medical devices, and therefore have unfairly competed against the Company by unlawfully manufacturing, marketing and selling medical devices that were misbranded.

In the matter brought by the Company against RA Medical Systems, Inc. and Dean Stewart Irwin in the Superior Court for San Diego County, California, the Company elected in February 2006 to discontinue its motions and appeals in the matter, and thus bring closure to this action.

On January 25, 2005, RA Medical Systems, Inc. and Dean Stewart Irwin brought an action against PhotoMedex, Inc., Jeffrey Levatter Ph.D. (the Company's Chief Technology Officer), Jenkens & Gilchrist, LLP (the Company's outside counsel) and Michael R. Matthias, Esq. (litigation partner at the Company's outside counsel). The action was brought in the Superior Court for San Diego County, California and based on allegations that the Company and the other defendants had engaged in malicious prosecution in bringing and maintaining the action brought by PhotoMedex in April 2003. The Company and the other defendants filed a motion to strike the actions, based on California Code of Civil Procedure section 425.16, the so-called SLAPP statute. The motion to strike was denied; the Company appealed the denial. The appellate court heard oral argument on the matter on March 14, 2006, taking the matter under advisement. We are being defended by our insurance carrier.

On May 13, 2005, Vida Brown brought suit in the Circuit Court, 20th Judicial Circuit for Charlotte County, Florida, for injuries sustained during a surgical laser procedure on her lower back. Ms. Brown has sued, among others, the surgeon, the anesthesiologist, the supplier of the laser delivery system (viz. Clarus Medical LLC), a person holding himself out as a representative of Clarus, and the supplier of the holmium laser system and technician (viz. the Company’s former subsidiary, Surgical Innovations & Services, Inc. or “SIS”). The laser delivery system supplied by Clarus proved defective in the course of the procedure, notwithstanding which the surgeon continued to perform the procedure. The holmium laser provided by SIS did not perform deficiently. Ms. Brown has alleged that SIS failed to provide a properly trained operator for the holmium laser and that SIS’s operator failed to warn the surgeon of the danger of continuing to use a defective laser delivery system. The Company’s insurance carrier is providing a defense for SIS in this matter.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on the Company's consolidated financial position, results of operations or liquidity.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $2,459,653 as of December 31, 2005. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2005 was approximately $2,549,061.

Note 13
Stockholders’ Equity:

Common Stock
As of December 31, 2005, the Company had issued 488,854 shares of its restricted common stock in connection with the Asset Purchase agreement with Stern Laser Srl, or Stern, of which 113,877 shares had been issued in September 2004 and 248,395 in June 2005 and 126,582 in December 2005.

On March 18, 2005, the Company completed the acquisition of ProCyte Corporation, paid through the issuance of 10,540,579 shares of common stock valued at $2.29 per share. The merger consideration resulted in the equivalent of a fixed ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock.

On May 28, 2003, the Company closed on a private placement for 5,982,352 shares of common stock at $1.70 per share resulting in gross proceeds of $10,170,000. The closing price of the Company’s common stock on May 28, 2003 was $2.07 per share. In connection with this private placement, the Company paid commissions and other expenses of $692,454, resulting in net proceeds of $9,477,546. In addition, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term and became exercisable on November 29, 2003 (see Common Stock Warrants below). The Company has used the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

Common Stock Options
In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the “1995 Plan”) for key employees, officers, directors, and consultants, and initially provided for up to 500,000 options to be issued thereunder. The exercise price of each option granted under the 1995 Plan could not be less than the fair market value on the date granted. Options under the Plan generally vested 40% upon grant, 30% on the first anniversary of the grant and the remaining 30% on the second anniversary. No options could be exercised more than 10 years after the grant date. Options are not transferable (other than at death), and in the event of termination for cause (other than death or disability) or voluntary termination, all unvested options automatically terminate. The plan is inactive at December 31, 2005 and had 39,000 options outstanding.

On April 10, 1998, the Company created a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director was to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vested at the rate of 5,000 options per quarter during each quarter in which such person had served as a member of the Board of Directors. Since the date of adoption of the Non-Employee Director Stock Option Plan (discussed below), the Company no longer grants options to members of the Board of Directors under this plan. At December 31, 2005, the plan had 15,000 options outstanding.

In May 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan initially reserved for issuance up to 1,000,000 shares of the Company’s common stock, which was increased to 2,000,000 shares pursuant to the affirmative vote of the stockholders on June 10, 2002 and to 3,350,000 shares on December 16, 2003. The reserved shares are to be used for granting of incentive stock options (“ISOs”) to employees of the Company and for granting of non-qualified stock options (“NSOs”) and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company’s stock on the date of grant. All ISOs granted to less than ten-percent stockholders may have a term of up to 10 years, while ISOs granted to greater than ten-percent stockholders shall have a term of up to five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company’s stock on the date of grant. No NSOs shall be exercisable for more than 10 years after the date of the respective grant. The plan became inactive on December 28, 2005, and had 2,651,304 options outstanding at December 31, 2005.

In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan reserved for issuance up to 250,000 shares of the Company’s common stock for the granting of non-qualified options to members of the Company’s Board of Directors. In consideration for services rendered, each director received on each of January 1, 2001 and 2002 an option to purchase 20,000 shares of the Company’s common stock. The Company’s stockholders voted on June 10, 2002 to increase the number of reserved shares to 650,000 and also to increase the annual grant to each director from 20,000 to 35,000. On December 16, 2003, the stockholders voted to increase the number of reserved shares to 1,000,000 and on December 28, 2005, they voted to increase the number of reserved shares to 1,400,000. The plan is active and had 711,250 options outstanding at December 31, 2005.

In March 2005, the Company assumed four option plans from ProCyte: the 2004 Stock Option Plan, the 1996 Stock Option Plan, the 1991 Restated Stock Option Plan for Non-Employee Directors and the 1989 Restated Stock Option Plan.

On December 28, 2005, the stockholders approved the 2005 Equity Compensation Plan, authorizing 3,160,000 shares thereto, and approved the 2005 Investment Plan, authorizing 400,000 shares thereto. On January 15, 2006, the Company awarded 860,000 restricted shares of our common stock to two of the Company’s executive officers, and 200,000 stock options to one of the two executive officers. On January 10, 2006, February 14, 2006 and February 28, 2006, the Company granted, in the aggregate, 882,000 stock options to various employees and consultants. The stockholders also approved the increase of shares authorized to the 2000 Non-Employee Director Stock Option Plan to 1,400,000 shares.

In January 2005, the Company issued 210,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

Also, during the course of 2005, the Company granted an aggregate of 1,182,000 options to purchase common stock to a number of employees at the market value at the date of grant. The options vest over four years and expire five years from the date of grant.

In February 2005, the Company granted 18,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered at the market value at the date of grant. The options have an exercise price of $2.35 per share. The options vest over three years and will expire five years from the date of the grant. The Company recorded $31,859 of expense relating to these options for the year ended December 31, 2005.

On March 18, 2005, the Company agreed to assume up to 2,063,000 common stock options associated with the acquisition of ProCyte Corporation valued at $2,033,132. These ProCyte common stock options were converted into 1,366,131 common stock options for PhotoMedex common stock.

In July and October 2005, the Company granted 25,000 options, each, to purchase common stock to consultants for services rendered. The options have an exercise price of $2.66 and $2.30 per share, respectively. The options vest over four years and will expire five years from the date of the grant. The Company recorded $49,120 and $42,278, respectively, of expense relating to these options for the year ended December 31, 2005.

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

Also in January, July, September and December 2004, the Company granted an aggregate of 776,000 options to purchase common stock to a number of employees pursuant to the 2000 Plan at the market value at the date of grant. The options vest over four years and expire five years from the date of grant. Also in 2004, the Company issued 66,666 options from the 2000 Stock Option Plan with an extended exercise period in replacement of options that had been granted outside of a plan in 1999, and those replacement options expired unexercised in 2004.

In January 2004, the Company granted 30,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered pursuant to the 2000 Plan at the market value at the date of grant. The options have an exercise price of $2.14 per share. The options vested on grant and will expire five years from the date of the grant. The Company recorded $48,192 of expense relating to these options for the year ended December 31, 2004.

In December 2004, the Company granted 27,000 options to purchase common stock to the various consultants and members of the Company’s Scientific Advisory Board for services rendered pursuant to the 2000 Plan at the market value at the date of grant. The options have an exercise price of $2.46 per share. The options vested immediately and will expire 5 years from the date of the grant. The Company recorded $50,243 of expense relating to these options for the year ended December 31, 2004.

In January 2003, the Company issued 175,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan. In October 2003, 8,750 options were issued to a new non-employee director in accordance with the terms of the Non-Employee Director Plan.

Also in January and April 2003, the Company granted an aggregate of 614,000 options to purchase common stock to several employees pursuant to the 2000 Plan at the market value at the date of grant. The options vest over four years and expire five years from the date of grant.

In April 2003, the Company granted 30,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered pursuant to the 2000 Plan at the market value at the date of grant. The options have an exercise price of $1.53 per share. The options vested immediately and will expire 10 years from the date of the grant. The Company recorded $38,164 of expense relating to these options for the year ended December 31, 2003.

A summary of option transactions for all of the Company’s options during the years ended December 31, 2005, 2004 and 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,877,045	$4.65
Granted	827,750	1.73
Exercised	(61,458)	1.05
Expired/cancelled	(513,141)	5.77
Outstanding at December 31, 2003	4,130,196	3.87
Granted	1,127,166	2.50
Exercised	(120,865)	1.75
Expired/cancelled	(925,957)	6.39
Outstanding at December 31, 2004	4,210,540	3.48
Granted	1,460,000	2.57
Assumed from acquisition	1,366,131	1.73
Exercised	(350,189)	1.80
Expired/cancelled	(1,608,837)	5.83
Outstanding at December 31, 2005	5,077,646	$2.11

As of December 31, 2005, 3,108,379 options to purchase common stock were vested and exercisable at prices ranging from $0.95 to $9.50 per share. As of December 31, 2004, 2,905,108 options to purchase common stock were vested and exercisable at prices ranging from $0.95 to $9.50 per share. Options are issued with exercise prices equal to the market price on the date of issue, so the weighted-average exercise price equals the weighted-average fair value price.

The outstanding options, including options exercisable at December 31, 2005, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price as follows:
Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $2.50	4,264,271	3.96	$1.89	2,820,379	$1.75
$2.51 - $5.00	699,375	4.51	$2.78	174,000	$2.84
$5.01 - $7.50	97,000	4.15	$5.79	97,000	$5.79
$7.51 - up	17,000	3.83	$9.32	17,000	$9.32
Total	5,077,646	4.03	$2.11	3,108,379	$1.98

The outstanding options will expire as follows:
Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2006	429,199	$1.56	$0.95 - $8.00
2007	379,530	1.72	$1.26 - $1.89
2008	613,132	1.72	$0.74 - $2.17
2009	1,006,348	1.97	$0.99 - $2.70
2010 and later	2,649,437	2.41	$1.07 - $9.50
	5,077,646	$2.11	$0.95 - $9.50

Common Stock Warrants
In 2005, the Company issued warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility in the following manner: on June 28, 2005, 14,714 shares at an exercise price of $2.50 per share; on September 26, 2005, 13,921 shares at an exercise price of $2.29 per share; and on December 27, 2005, 15,830 at an exercise price of $1.90 per share. The warrants have a five-year term.

In 2004, the Company issued warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility in the following manner: on June 30, 2004, 23,903 shares at an exercise price of $3.54 per share; on September 24, 2004, 6,656 shares at an exercise price of $2.64 per share; on December 30, 2004, 3,102 at an exercise price of $2.73 per share. The warrants have a five-year term.

In May 2003, in addition to receiving common stock in the Company’s private placement, the investors received warrants to purchase 1,495,588 shares of common stock at an exercise price of $2.00 per share. The warrants have a five-year term, expiring in November 2008.

A summary of warrant transactions for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2003	2,960,804	$1.62
Issued	1,551,302	1.93
Exercised	(253,271)	1.85
Expired	(7,752)	2.00
Outstanding at December 31, 2003	4,251,083	1.90
Issued	33,661	3.29
Exercised	(2,104,147)	1.47
Expired/cancelled	(11,998)	2.08
Outstanding at December 31, 2004	2,168,599	2.34
Issued	43,765	2.22
Exercised	(73,530)	2.00
Expired/cancelled	(38,525)	13.43
Outstanding at December 31, 2005	2,100,309	$1.98

At December 31, 2005, all outstanding warrants were exercisable at prices ranging from $1.40 to $3.54 per share.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2007	888,350	1.89
2008	1,134,533	2.00
2009	33,661	3.29
2010	43,765	2.22
	2,100,309	$1.98

Note 14
Income Taxes:

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The Company recorded no provisions in 2005, 2004 and 2003 due to losses incurred. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance.

Income tax expense (benefit) consists of the following. Because the Company acquired ProCyte Corporation on March 18, 2005, the effect of ProCyte’s deferred tax asset is included for only a part of 2005 and not at all in 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
Federal, including AMT tax:
Current	$—	$—	$—
Deferred	8,887,000	(2,114,000)	1,536,000
State:
Current	—	—	—
Deferred	68,000	(174,000)	179,000
	8,955,000	(2,288,000)	1,715,000

Change in valuation allowance	8,955,000	(2,288,000)	1,715,000
Income tax expense	$—	$—	$—

A reconciliation of the effective tax rate with the Federal statutory tax rate of 34% follows:

	Year Ended December 31,
	2005	2004	2003

Expected Federal tax benefit at statutory rate	$1,338,000	$1,701,000	$2,512,000

Gross change in valuation allowance	(8,955,000)	2,288,000	(1,715,000)

Adjustments of temporary differences and net operating loss expirations and limitations	7,652,000	(3,792,000)	(950,000)

State income taxes	68,000	(174,000)	178,000

Other	(103,000)	(23,000)	(25,000)

Income tax expense	$—	$—	$—

As of December 31, 2005, the Company had approximately $180 million of federal net operating loss carryforwards. Included in the aggregate net operating loss carryforward are approximately $23 million of losses sustained by SLT prior to the tax-free acquisition on December 27, 2002 and approximately $69 million of losses sustained by ProCyte prior to the tax-free acquisition on March 18, 2005. As of December 31, 2005, the Company has estimated that only $5 million of the loss from SLT and $25 million of the loss from ProCyte can be realized upon, based on Federal limitations on the useabililty of such losses. There have been no other changes of ownership identified by management that materially constrain the Company’s utilization of loss carryforwards. If the Company undergoes a change or ownership in the future, the utilization of the Company’s loss carryforwards may be materially constrained.

In addition, the Company had approximately $2.8 million of Federal tax credit carryforwards as of December 31, 2005. The credit carryforwards have begun, and continue, to expire over the ensuing 20 years. Under Federal rules applicable to the acquisition of SLT and ProCyte, the research credit carryforwards from these companies which are from years prior to their respective acquisitions and which approximate $2.2 million, are subject to severe utilization constraints and accordingly have been ascribed no value in the deferred tax asset.

Net deductible, or favorable, temporary differences were approximately $13,857,000 at December 31, 2005.

The changes in the deferred tax asset are as follows.

	December 31,
	2005	2004

Beginning balance, gross	$41,095,000	$43,383,000

Net changes due to:
Operating loss carryforwards	9,688,000	(1,521,000)

Temporary differences	(630,000)	(128,000)

Carryforward and AMT credits	(102,000)	(639,000)

Ending balance, gross	50,051,000	41,095,000

Less: valuation allowance	50,051,000	41,095,000

Ending balance, net	$—	$—

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Deferred tax assets (liabilities) are comprised of the following. The deferred tax asset from the SLT acquisition is reflected in the activity in each of the years, but only in 2005 for ProCyte.

	December 31,
	2005	2004

Loss carryforwards	$44,143,000	$34,455,000
Carryforward and AMT credits	642,000	745,000
Accrued employment expenses	176,000	202,000
Amortization	(808,000)	30,000
Bad debts	390,000	378,000
Deferred R&D costs	2,607,000	2,368,000
Deferred revenues	177,000	242,000
Depreciation	1,152,000	1,064,000
Inventoriable costs	58,000	118,000
Inventory reserves	140,000	302,000
License write-off	701,000	802,000
Other accruals and reserves	335,000	399,000
Gross deferred tax asset	50,051,000	41,095,000

Less: Valuation allowance	(50,051,000)	(41,095,000)

Net deferred tax asset	$—	$—

Benefits that may be realized from components in the deferred tax asset that were contributed by Acculase from periods prior to the buy-out of the minority interest in August 2000 and that approximate $3.6 million in benefit, or that were contributed by ProCyte from periods prior to the acquisition in March 2005 and that approximate $8.4 million in benefit will first be taken to reduce the carrying value of goodwill and other intangibles that were recorded in the respective transactions. Only after such values have been fully reduced will any remaining benefit be reflected in the Company’s Statement of Operations. It is not expected that any of the benefit from ProCyte net operating loss carryforwards will be reflected in the Statement of Operations.

Within the net operating loss carryforward as of December 31, 2005 are approximately $17.4 million of tax deductions from the exercise of Company stock options. The preponderance of these options were to employees and therefore under APB No. 25, no book expense was recognized on their grant. Benefits that may be realized from such deductions will not benefit the Statement of Operations but will directly benefit Stockholders’ Equity.

Note 15
Significant Alliances/Agreements:

On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. (“GlobalMed”). Under this Agreement, GlobalMed will act as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser, (including the Ultra™ excimer laser), and for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. The Company has engaged Dr. Matlock as consultant to explore further business opportunities for the Company. In connection with this engagement, the consultant has received options to purchase up to 25,000 shares of the common stock of the Company, granted with an exercise price based on fair market value.

On July 27, 2005, the Company entered a four-year Marketing Agreement with KDS Marketing, Inc. (“KDS”). Using money invested by each party, KDS will research market opportunities for the Company’s diode laser and related delivery systems, and KDS will then market the diode laser, primarily through a website on which physicians may access for information about the lasers and which they may use to purchase the lasers. KDS’s return on its investment will be based primarily on commissions earned on diode lasers that are sold under the program.

Edwards Agreement
In August 1997, the Company entered into an agreement with Edwards LifeSciences Corporation, or Edwards. Under the terms of this agreement, the Company granted Edwards exclusive worldwide rights to sell our modified excimer laser and associated disposable products, for the treatment of cardiovascular and vascular disease using the surgical procedure known as transmyocardial revascularization, or TMR.

The Company’s strategic relationship with Edwards was terminated in early 2001. The termination was the subject of certain disputes and litigation between Edwards and the Company. All disputes and litigation have been resolved in December 2005. See Litigation in Note 11.

Note 16
Significant Customer Concentration:

No one customer represented 10% or more of total revenues for the year ended December 31, 2005, 2004 and 2003.

Note 17
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

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that is carried at $2,944,423 at December 31, 2005 and 2004 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,430,961 at December 31, 2005 from the ProCyte acquisition has been entirely allocated to the Skin Care (ProCyte) segment.

	Year Ended December 31, 2005
	DOMESTIC XTRAC	INTERN’L XTRAC	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,498,235	$1,404,096	$10,042,133	$7,719,529	$5,720,513	$28,384,506
Costs of revenues	2,691,506	930,574	3,132,532	5,675,787	3,245,106	15,675,505
Gross profit	806,729	473,522	6,909,601	2,043,742	2,475,407	12,709,001

Allocated operating expenses:
Selling, general and administrative	2,692,388	313,713	5,331,764	1,192,911	582,366	10,113,142
Engineering and product development	—	—	442,367	—	685,594	1,127,961

Unallocated operating expenses	—	—	—	—	—	6,364,180
	2,692,388	313,713	5,774,131	1,192,911	1,267,960	17,605,283
Loss from operations	(1,885,659)	159,809	1,135,470	850,831	1,207,448	(4,896,282)

Other Income	—	—	—	—	—	1,302,537
Interest expense, net	—	—	—	—	—	(342,299)

Net loss	($1,885,659)	$159,809	$1,135,470	$850,831	$1,207,448	($3,936,044)

Segment assets	$8,936,793	$2,523,953	$22,585,592	$4,118,909	$4,176,741	$42,341,988
Capital expenditures	$3,391,376	$14,327	$—	$216,633	$80,552	$3,702,888

	Year Ended December 31, 2004
	DOMESTIC XTRAC	INTERN’L XTRAC	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,256,164	$1,626,646	—	$7,826,519	$5,035,852	$17,745,181
Costs of revenues	1,890,446	1,177,371	—	5,000,226	2,295,226	10,363,269
Gross profit	1,365,718	449,275	—	2,826,293	2,740,626	7,381,912

Allocated operating expenses:
Selling, general and administrative	1,836,165	314,849	—	1,364,684	642,751	4,158,449
Engineering and product development	711,384	445,338	—	—	644,716	1,801,438

Unallocated operating expenses	—	—	—	—	—	6,267,807
	2,547,549	760,187	—	1,364,684	1,287,467	12,227,694
Loss from operations	(1,181,831)	(310,912)	—	1,461,609	1,453,159	(4,845,782)

Interest expense, net	—	—	—	—	—	(138,414)

Net loss	($1,181,831)	($310,912)	—	$1,461,609	$1,453,159	($4,984,196)

Segment assets	$6,160,831	$2,934,306	—	$5,012,728	$4,440,260	$18,547,510
Capital expenditures	$873,723	$4,090	—	$826,242	$90,793	$1,794,848

	Year Ended December 31, 2003
	DOMESTIC XTRAC	INTERN’L XTRAC	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,325,024	$1,166,520	—	$5,953,462	$5,873,787	$14,318,793
Costs of revenues	2,795,785	817,075	—	3,899,714	2,975,034	10,487,608
Gross profit	(1,470,761)	349,445	—	2,053,748	2,898,753	3,831,185

Allocated operating expenses:
Selling, general and administrative	1,668,819	666,131	—	1,108,878	659,812	4,103,640
Engineering and product development	893,277	347,386	—	—	535,817	1,776,480

Unallocated operating expenses	—	—	—	—	—	5,347,584
	2,562,096	1,013,517	—	1,108,878	1,195,629	11,227,704
Loss from operations	(4,032,857)	(664,072)	—	944,870	1,703,124	(7,396,519)

Interest expense, net	—	—	—	—	—	46,330

Net loss	($4,032,857)	($664,072)	—	$944,870	$1,703,124	($7,442,849)

Segment assets	$5,758,496	$2,924,131	—	$3,493,914	$3,704,781	$15,881,322
Capital expenditures	$1,436,109	$5,417	—	$121,451	$44,780	$1,607,757

	December 31,
Assets:	2005	2004
Total assets for reportable segments	$42,341,988	$18,547,510
Other unallocated assets	6,333,618	4,414,416
Consolidated total	$48,675,606	$22,961,926

For the years ended December 31, 2005, 2004 and 2003, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	Year Ended December 31,
	2005	2004	2003
Domestic	$24,667,314	$15,460,793	$12,011,280
Foreign	3,717,192	2,284,388	2,307,513
	$28,384,506	$17,745,181	$14,318,793

Note 18
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2005	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$4,983,000	$8,055,000	$7,624,000	$7,722,000
Gross profit	2,351,000	3,833,000	3,320,000	3,205,000
Net loss	(1,128,000)	(661,000)	(1,350,000)	(797,000)
Basic and diluted net loss per share	($0.03)	($0.01)	($0.03)	($0.01)
Shares used in computing basic and diluted net loss per share	41,755,950	50,859,562	51,198,095	51,322,000

2004	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$4,025,000	$4,323,000	$4,455,000	$4,942,000
Gross profit	1,531,000	1,692,000	1,954,000	2,205,000
Net loss	(1,363,000)	(1,207,000)	(1,156,000)	(1,258,000)
Basic and diluted net loss per share	($0.04)	($0.03)	($0.03)	($0.03)
Shares used in computing basic and diluted net loss per share	37,773,301	38,546,338	38,960,250	40,059,503

2003	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$3,473,000	$3,843,000	$3,299,000	$3,704,000
Gross profit	1,063,000	1,176,000	812,000	780,000
Net loss	(1,674,000)	(1,686,000)	(1,913,000)	(2,170,000)
Basic and diluted net loss per share	($0.05)	($0.05)	($0.05)	($0.06)
Shares used in computing basic and diluted net loss per share	31,439,058	33,644,326	37,622,358	37,735,242

Note 19
Valuation and Qualifying Accounts:

		Additions Charged To
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)	Balance at End of Period

FOR THE YEAR ENDED DECEMBER 31, 2005:

Reserve for Doubtful Accounts	$736,505	$373,964	$121,633	$466,662	$765,440

FOR THE YEAR ENDED DECEMBER 31, 2004:

Reserve for Doubtful Accounts	$698,044	$459,861	$—	$421,400	$736,505

FOR THE YEAR ENDED DECEMBER 31, 2003:

Reserve for Doubtful Accounts	$1,169,486	$254,429	$—	$725,871	$698,044

(1)	Represents allowance for doubtful accounts related to the acquisition of ProCyte.
(2)	Represents write-offs of specific accounts receivable.