Form 10-Q
period 2006-03-31
PHOTOMEDEX INC
filed 2006-05-10
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of May 9, 2006 was 52,622,404 shares.

PHOTOMEDEX, INC. AND SUBSIDIARIES

INDEX

Part I. Financial Information:		PAGE

ITEM 1.	Financial Statements:

a.	Consolidated Balance Sheets, March 31, 2006 (unaudited) and December 31, 2005	3

b.	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)	4

c.	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited)	5

e.	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	6

f.	Notes to Consolidated Financial Statements (unaudited)	7

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$5,458,312	$5,403,036
Restricted cash	207,050	206,931
Accounts receivable, net of allowance for doubtful accounts of $754,197 and $765,440, respectively	4,737,483	4,651,080
Inventories	7,536,171	8,047,444
Prepaid expenses and other current assets	753,435	621,372
Total current assets	18,692,451	18,929,863

Property and equipment, net	7,407,593	7,044,713
Goodwill, net	16,917,808	16,375,384
Patents and licensed technologies, net	1,902,449	1,577,554
Other intangible assets, net	4,235,125	4,467,625
Other assets	541,010	280,467
Total assets	$49,696,436	$48,675,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$224,655	$228,398
Current portion of long-term debt	2,127,896	1,749,969
Accounts payable	4,187,982	3,572,077
Accrued compensation and related expenses	1,551,316	867,427
Other accrued liabilities	709,144	924,968
Deferred revenues	572,124	466,032
Total current liabilities	9,373,117	7,808,871
Long-term liabilities:
Notes payable	178,889	159,213
Long-term debt	2,722,869	2,278,871
Other liabilities	5,818	11,623
Total liabilities	12,280,693	10,258,578

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 52,620,304 and 51,414,294 shares issued and outstanding, respectively	526,203	514,143
Additional paid-in capital	119,422,407	118,140,838
Accumulated deficit	(82,532,867)	(80,182,606)
Deferred compensation	-	(55,347)
Total stockholders' equity	37,415,743	38,417,028
Total liabilities and stockholders’ equity	$49,696,436	$48,675,606

* The December 31, 2005 balance sheet was derived from our audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues:
Product sales	$5,243,912	$2,225,699
Services	2,837,250	2,757,633
	8,081,162	4,983,332

Cost of revenues:
Product cost of revenues	2,321,669	892,964
Services cost of revenues	2,386,229	1,739,404
	4,707,898	2,632,368

Gross profit	3,373,264	2,350,964

Operating expenses:
Selling and marketing	2,952,939	1,380,591
General and administrative	2,407,239	1,840,385
Engineering and product development	242,204	186,971
	5,602,382	3,407,947

Loss from operations	(2,229,118)	(1,056,983)

Interest expense, net	(121,143)	(71,129)

Net loss	$(2,350,261)	$(1,128,112)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Shares used in computing basic and diluted net loss per share	52,173,618	41,755,950

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
BALANCE, DECEMBER 31, 2005	51,414,294	$514,143	$118,140,838	$(80,182,606)	$(55,347)	$38,417,028
Adoption of SFAS 123R	-	-	(55,347)	-	55,347	0
Exercise of stock options	45,000	450	67,950	-	-	68,400
Stock options issued to consultants for services	-	-	76,622	-	-	76,622
Stock-based compensation expense related to employee options	-	-	311,624	-	-	311,624
Stock-based compensation expense related to severance agreement	-	-	195,497	-	-	195,497
Issuance of restricted stock	860,000	8,600	78,544	-	-	87,144
Issuance of stock for Stern assets acquisition	101,010	1,010	190,725	-	-	191,735
Issuance of stock for AzurTec agreement	200,000	2,000	381,273	-	-	383,273
Amortization of deferred compensation	-	-	14,718	-	-	14,718
Registration expenses	-	-	(7,890)	-	-	(7,890)
Issuance of warrants for draws under line of credit	-	-	27,853	-	-	27,853
Net loss for the three months ended March 31, 2006	-	-	-	(2,350,261)	-	(2,350,261)
BALANCE, MARCH 31, 2006	52,620,304	$526,203	$119,422,407	$(82,532,867)	$-	$37,415,743

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net loss	$(2,350,261)	$(1,128,112)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,017,095	526,396
Stock-based compensation expense related to employee options and restricted stock	390,168	-
Stock options issued to consultants for services	76,622	-
Amortization of deferred compensation	14,718	4,199
Provision for bad debts	58,246	167,412
Changes in operating assets and liabilities, net of effects on acquired assets and liabilities:
Accounts receivable	(144,649)	141,768
Inventories	528,890	(769,136)
Prepaid expenses and other assets	93,236	192,129
Accounts payable	615,905	(210,567)
Accrued compensation and related expenses	336,962	266,688
Other accrued liabilities	(188,825)	(781,200)
Cash deposits	(27,000)	9,000
Deferred revenues	106,092	(82,683)
Other liabilities	(5,805)	(23,860)

Net cash provided by (used in) operating activities	521,394	(1,687,966)
Cash Flows From Investing Activities:
Purchases of property and equipment	(11,366)	(56,382)
Lasers placed into service	(1,079,167)	(722,509)
Cash received from acquisition, net of costs incurred	-	6,014,450
Net cash (used in) provided by investing activities	(1,090,533)	5,235,559
Cash Flows From Financing Activities:
Proceeds from issuance of restricted common stock	8,600	-
Costs related to issuance of common stock	(7,890)	(134,462)
Proceeds from exercise of options	68,400	53,148
Proceeds from exercise of warrants	-	147,060
Payments on long-term debt	(58,725)	(70,131)
Payments on notes payable	(205,718)	(86,225)
Net advancements on lease line of credit	819,867	(154,315)
(Increase)/decrease in restricted cash and cash equivalents	(119)	100,431
Net cash provided by (used in) financing activities	624,415	(144,494)
Net increase in cash and cash equivalents	55,276	3,403,099
Cash and cash equivalents, beginning of period	5,403,036	3,884,817
Cash and cash equivalents, end of period	$5,458,312	$7,287,916

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company operates in five distinct business units, or segments (as described in Note 11): three in Dermatology, including Domestic XTRAC®, International Dermatology, and Skin Care (ProCyte®); and two in Surgical, including Surgical Services (SIS) and Surgical Products and other (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers.

The Domestic XTRAC segment derives revenues from procedures performed by dermatologists in the United States. Our XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist and then we charge a fee-per-use to treat skin disease. The International Dermatology segment was formerly called the International XTRAC segment, but with the addition of the VTRAC™ lamp-based system in this quarter, we have renamed this segment. In comparison to the Domestic XTRAC segment, the International Dermatology segment generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both domestically and internationally. The Surgical Products segment also sells other non-laser products (e.g. the ClearESS® II suction-irrigation system).

The XTRAC laser system is designed and manufactured by us to phototherapeutically treat psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, the Company received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® system, for the treatment of psoriasis. It was followed by FDA 510(k) clearance to treat vitiligo in March 2001, atopic dermatitis in August 2001, and leukoderma in May 2002. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 prior to any of its procedures being approved for medical insurance reimbursement. In the last several years, the Company has sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. Obtaining reimbursement for new technologies is a major challenge for any company and in the latter part of 2005, the Company received many approvals for the reimbursement for use of the XTRAC system. The manufacturing facility for the XTRAC laser system is located in Carlsbad, California.

The Skin Care business resulted from the acquisition of ProCyte Corporation (“ProCyte”) on March 18, 2005. ProCyte, located in Redmond, Washington, markets products for skin health, hair care and wound care. Many of these products incorporate patented copper peptide technologies. In addition to a diversified product line, ProCyte has provided a national sales force and increased the Company’s marketing department. (see Note 2).

The Surgical businesses were acquired on December 27, 2002 as a result of the acquisition of Surgical Laser Technologies, Inc. (“SLT”), located in Montgomeryville, Pennsylvania. In the Surgical business, the Company also develops, manufactures and markets proprietary lasers and delivery systems for both contact and non-contact surgery and provides surgical services utilizing these and other manufacturers’ products. The Montgomeryville facility also serves as the Company’s corporate headquarters.

Liquidity and Going Concern
The Company has incurred significant losses and negative cash flows from operations since emerging from bankruptcy in May 1995. As of March 31, 2006, the Company had an accumulated deficit of $82,532,867. The Company has historically financed its activities from operations, the private placement of equity securities and borrowings under lines of credit. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

Cash and cash equivalents as of March 31, 2006 were $5,665,362, including restricted cash of $207,050. Management believes that the existing cash balance together with its other existing financial resources, including its leasing credit line facility with a remaining availability of $770,003 (see Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the second quarter of 2007. The 2006 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC laser system based on wider insurance coverage in the United States and continuing cost savings from the integration of business operations acquired from ProCyte. In addition, the 2006 operating plan calls for increased revenues and profits from the Domestic XTRAC business and the continued growth of our skin care products. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs for the balance of 2006. There can be no assurance that additional financing, if needed, will be available when required or, if available, can be obtained on terms satisfactory to the Company.

Since 2002, the Company has made significant progress in obtaining more extensive reimbursement approval from the Centers for Medicare and Medicaid Services and various private health plans for the treatment of skin disorders using the XTRAC system.

The Company plans to continue to focus on securing reimbursement from more private insurers and to concentrate sales and marketing efforts where such reimbursement has become available. As approvals for reimbursements are obtained, the Company will increase spending on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and, if necessary, expansion of its manufacturing facilities. Notwithstanding the approval for reimbursement by Centers for Medicare and Medicaid Services and recent approvals by certain private insurers, the Company may continue to face resistance from remaining private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure or to provide adequate levels of reimbursement. Management cannot provide assurance that the Company will market the product successfully or operate profitably in the future, or that it will not require significant additional financing in order to accomplish its business plan objectives.

The Company’s future success also depends in part upon increased patient acceptance of its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company’s ability to introduce successful new products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, increased competition, other factors beyond the Company’s control or excessive costs in order to market the product and thus win patient acceptance. The Company is continuing implementation of its rollout strategy for the XTRAC laser system in the United States in selected areas of the country where reimbursement is widely available. The success of the rollout depends on increasing physician and patient demand for the treatment.

Management cannot provide assurance that the Company will market the product successfully or operate profitably in the future, or that it will not require significant additional financing in order to accomplish the objectives of its business plan. Consequently, the Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the financial position as of March 31 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

See “Summary of Significant Accounting Policies” in the Company’s 2005 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Company’s accounting for cash and cash equivalents, accounts receivable, inventories, property, equipment and depreciation, product development costs and fair value of financial instruments.

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

Under the terms of the Company’s distributor agreements, the distributors do not have the unilateral right to return any unit that they have purchased. However, the Company does allow products to be returned by its distributors for product defects or other claims.

When the Company places a laser in a physician’s office, it recognizes service revenue based on the number of patient treatments performed by the physician. Treatments in the form of random laser-access codes that are sold to physicians, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2006 and 2005, the Company deferred an additional $421,624 and $311,571, respectively, under this program.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended March 31, 2006, the Company deferred an additional $51,080 under this program, as all the SAB 104 Criteria for revenue recognition had not been met. At March 31, 2006, the Company had net deferred revenues of $101,720 under this program.

Under this program, the Company may reimburse qualifying doctors for the cost of the Company’s fee but only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•	The physician practice must be in an identified location where there is an insufficiency of insurance companies reimbursing the procedure;

•	The program only covers medically necessary treatments of psoriasis as determined by the treating physician;

•	The patient must have medical insurance and a claim for the treatment must be timely filed with the patient’s insurance company;

•
Upon denial by the insurance company (generally within 30 days of filing a claim), a standard insurance form called an EOB (“Explanation of Benefits”) must be submitted to the Company’s in-house appeals group, who will then prosecute the appeal. The appeal process can take 6 to 9 months;

•
After all appeals have been exhausted by the Company and the claim remains unpaid, the physician is entitled to receive credit for the treatment he or she purchased from the Company (our fee only) on behalf of the patient; and

•
Physicians are still obligated to make timely payments for treatments purchased, irrespective of whether reimbursement is paid or denied. Future sale of treatments to a physician can be denied if timely payments are not made, even if a patient’s appeal is still in process.

The Company estimates a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. The Company estimates that approximately 4% of the revenues under this program for the quarter ended March 31, 2006 are subject to being credited or refunded to the physician. The Company estimates that 11% of the revenues under this program for the quarter ended March 31, 2005 were subject to being credited or refunded to the physician.

The Company generates revenues from its skin care business primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales of the copper peptide compound, primarily to Neutrogena Corporation, a Johnson & Johnson company; and the third is through royalties generated by our licenses, principally to Neutrogena. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

The Company generates revenues from its surgical businesses primarily from two channels. The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories and the second is through per-procedure surgical services. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors, when the SAB 104 Criteria have been met.

For per-procedure surgical services, the Company recognizes revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group would be classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2006, no such impairment existed.

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

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2006, no such write-down was required (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2006, no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2006, no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the three months ended March 31, 2006 is summarized as follows:

March 31, 2006
Accrual at beginning of period	$204,708
Additions charged to warranty expense	16,250
Expiring warranties	(57,475)
Claims paid	(15,284)
Accrual at end of period	$148,199

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

The Company’s deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards. When under the rules of SFAS No. 109 the Company may recognize some of the deferred tax asset, the recognized portion may reduce goodwill, increase stockholder’s equity directly and/or benefit the statement of operations. Consistent with the rules of purchase accounting, the historical deferred tax asset of ProCyte was written off when the Company acquired ProCyte. If and when components of that asset are realized in the future, the acquired goodwill of ProCyte will be reduced.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 8,373,000 and 8,249,605 as of March 31, 2006 and 2005, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

Exchanges of Nonmonetary Assets
Exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets,” are measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the previous narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Although SFAS No. 153 is generally effective for financial statements for fiscal years beginning after June 15, 2005, the Company elected to early adopt this Statement. For the three months ended March 31, 2006 and 2005, the Company has not recognized any income or expense in accordance with this Statement.

Share-Based Compensation
On January 1, 2006, The Company adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. SFAS No. 123R is being applied on the modified prospective bases. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and accordingly, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to consultants under the plans were recorded under SFAS No. 123.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three months ended March 31, 2006.

The proforma information presented in the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net loss:
As reported	$(1,128,112)
Less: stock-based employee compensation expense included in reported net loss	4,199
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	(278,872)
Pro-forma	$(1,402,785)
Net loss per share:
As reported	$(0.03)
Pro-forma	$(0.03)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.58%	4.02%
Volatility	93.51%	98.27%
Expected dividend yield	0%	0%
Expected life	7.44 years	5 years
Estimated forfeiture rate	11%	N/A

The Company calculates expected volatility for a share-based grant based on historic, daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three months ended March 31, 2006, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS No. 123R, the Company reduced pro-forma share-based compensation expense, presented in the notes to its financial statements, for actual forfeitures as they occurred.

With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards made in the first quarter 2006 with the following weighted average assumptions:

Assumptions for Stock Awards	Three Months Ended March 31, 2006
Risk-free interest rate	4.32%
Volatility	70%
Expected dividend yield	0%
Expected Life	4.92 years

The Company calculated expected volatility for restricted stock based on historic, daily stock price observations of our common stock during the three-year period immediately preceding the grant.

Options that were assumed from ProCyte and that were unvested as of March 18, 2005 were re-measured as of March 18, 2005 under intrinsic-value-based accounting. Unearned or deferred compensation of $132,081 was recorded and is being amortized over the remaining vesting period, which is an average of two years. The Company recognized $14,718 and $4,199 of such expense in the three months ended March 31, 2006 and 2005, respectively.

There was $311,624 and $78,544 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the three months ended March 31, 2006. This expense is recognized in the operating results in selling, general and administrative expenses. For stock options granted to consultants during the three months ended March 31, 2006, an additional selling, general, and administrative expense in the amount of $76,622 was recognized. There was no comparable expense for grants to consultants in the three months ended March 31, 2005.

Supplemental Cash Flow Information
During the three months ended March 31, 2006, the Company financed insurance policies through notes payable for $143,775, financed certain credit facility costs for $41,563, financed a license agreement with a note payable of $77,876 and issued warrants to a leasing credit facility which are valued at $27,853, and which offset the carrying value of debt. During the three months ended March 31, 2006, the Company issued 101,010 shares of its restricted common stock to Stern Laser srl (“Stern”) due under another milestones under the Master Purchase Agreement; the cost associated with this issuance is included in the license from Stern, which is found in patents and licensed technologies. The Company also issued 200,000 shares of its restricted common stock to AzurTec, Inc. (“AzurTec”) as part of an investment in the capital stock of AzurTec as well as for a license agreement on AzurTec technology, both existing and to be developed in the future.

In connection with the purchase of ProCyte in March 2005, the Company issued 10,540,579 shares of common stock and assumed options to purchase 1,354,973 shares of its own common stock (see Note 2).

During the three months ended March 31, 2005, the Company financed insurance policies through note payables for $327,604, financed vehicle purchases of $30,205 under capital leases, financed certain credit facility costs for $11,871 and issued warrants to a leasing credit facility which are valued at $5,946, and which offset the carrying value of the related debt.

For the three months ended March 31, 2006 and 2005, the Company paid interest of $138,144 and $83,329, respectively. Income taxes paid in the three months ended March 31, 2006 and 2005 were immaterial.

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 1, “Stock-Based Compensation”.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment to Accounting Research Bulletin (ARB) No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material effect on the consolidated financial statements.

Note 2
Acquisitions:

ProCyte Transaction
On March 18, 2005, the Company completed the acquisition of ProCyte Corporation, which was organized in 1986. ProCyte develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies. ProCyte’s focus since 1996 has been to provide unique products primarily based upon patented technologies for selected applications in the dermatology, plastic and cosmetic surgery and spa markets. ProCyte also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through targeted technology licensing and supply agreements.

The aggregate purchase price of $28,086,208 consisted of the issuance of 10,540,579 shares of the Company’s common stock valued at $2.29 per share, the assumption of 1,354,973 common stock options valued at $2,033,132 net of deferred compensation of $132,081, and the incurrence of $1,915,150 of transaction costs. The merger consideration was based on a fixed exchange ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. As the exchange ratio was fixed, the fair value of PhotoMedex common stock for accounting purposes was based on a stock price of $2.29 per share, which is the average of the closing prices on the date of the announcement of the planned merger and the two days prior and afterwards.

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

The purchase price exceeded the fair value of the net assets acquired by $13,973,385, which was recorded as goodwill. The increase in goodwill recognized in the quarter ended March 31, 2006 reflects Management’s best estimate of pre-acquisition contingencies based upon plans entered into prior to March 18, 2006.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. Following are the Company’s unaudited pro-forma results for the three months ended March 31, 2006 and 2005, assuming the acquisition had occurred on January 1, 2005:

	Three Months Ended March 31,
	2006	2005

Net revenues	$8,081,162	$7,952,894
Net loss	$(2,350,261)	$(1,230,164)
Basic and diluted loss per share	$(0.05)	$(0.02)
Shares used in calculating basic and diluted loss per share	52,173,618	50,656,883

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2005, nor to be indicative of future results of operations.

The Company’s goals for this acquisition are summarized below:

•	the addition of ProCyte's sales and marketing personnel should enhance the Company’s ability to market the XTRAC system;

•	ProCyte's presence in the skin health and hair care products market should present a growth opportunity for PhotoMedex to market its existing products;

•	the addition of ProCyte's cash balances as of the date of acquisition and of its operations should improve PhotoMedex's operating results and strengthen its balance sheet;

•	the combined company may reap short-term cost savings and have the opportunity for additional longer-term cost efficiencies; and

•	the combination of the senior management of ProCyte and PhotoMedex should allow complementary skills to strengthen the management team.

Since the acquisition date, the Company has made progress toward the achievement of these goals. Financial and administrative functions were transferred from Redmond to Montgomeryville in June 2005. Integration of and coordination between the sales forces of the Skin Care and Domestic XTRAC business units is an ongoing process. Mr. Clifford, who has been responsible for domestic sales and marketing of the dermatologic business segments, will be leaving the Company in the second quarter of 2006, but will be available to the Company on a consulting basis.

Stern Laser Transaction
On September 7, 2004, the Company closed the transactions set forth in a Master Asset Purchase Agreement (the “Master Agreement”) with Stern Laser srl (“Stern”). In March 2006, the Company issued an additional 101,010 shares of its restricted common stock to Stern based on a milestone set forth in the Master Agreement. As of March 31, 2006, the Company has issued an aggregate 589,854 shares of its restricted common stock to Stern in connection with the Master Agreement. The Company also agreed to pay Stern up to an additional $250,000 based on the achievement of two remaining milestones. The Company retains the right to pay these conditional sums in cash or in shares of its common stock, in its sole discretion. To provide for the issuance of shares, the Company has reserved for issuance, and placed into escrow, 110,136 shares of its unregistered stock. The per-share price of any shares issued in the future will be the average closing price of the Company’s common stock during the 10 trading days ending on the date of achievement of a particular milestone. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000. The primary asset acquired from Stern in the transaction is a license for Stern’s lamp-based technology, which was carried on the Company’s books at $1,107,979, net as of March 31, 2006. Amortization of this intangible is on a straight-line basis over 10 years and began in January 2005. In the quarter ended March 2006, Stern purchased $28,000 of products from the Company.

AzurTec Transaction
On March 30, 2006, the Company closed the transaction set forth in an Investment Agreement with AzurTec, Inc. (“AzurTec”). The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represents a 14% interest on a fully diluted basis. In accordance with APB No. 18, and related interpretations, the Company will account for its investment in AzurTec on the cost basis.

The Company also received a license from AzurTec with respect to its existing and future technology for the MetaSpex Laboratory System. The license gives the Company rights to manufacture and market the ex vivo versions of the MetaSpex product in exchange for certain royalty obligations. The license also confers on the Company certain rights on a potential in situ version of the MetaSpex product. AzurTec remains responsible for the development and clinical trial costs of the MetaSpex products, for which AzurTec is committed to raise additional equity capital. AzurTec has contracted with the Company to resume development work of the ex vivo versions of the MetaSpex product. The Company will resume, and be paid for, such work once AzurTec has raised additional equity capital and has its outstanding arrearage to the Company for prior development work.

The Company assigned $268,291 as the fair value of the investment in AzurTec. It also assigned $114,982 as the fair value of the license it acquired from AzurTec. Amortization of this intangible is on a straight-line basis over 10 years, which began April 2006.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	March 31, 2006	December 31, 2005
Raw materials and work in progress	$4,509,987	$4,998,847
Finished goods	3,026,184	3,048,597
Total inventories	$7,536,171	$8,047,444

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $0 and $69,963 as of March 31, 2006 and December 31, 2005, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the SAB 104 Criteria have been met. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid. As of March 31, 2006 and December 31, 2005, the Company carried specific reserves against its inventories of $952,733 and $931,719, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	March 31, 2006	December 31, 2005
Lasers in service	$13,661,846	$12,657,701
Computer hardware and software	334,490	334,490
Furniture and fixtures	341,573	338,089
Machinery and equipment	737,948	755,565
Autos and trucks	382,690	382,690
Leasehold improvements	246,158	238,276
	15,704,705	14,706,811
Accumulated depreciation and amortization	(8,297,112)	(7,662,098)
Property and equipment, net	$7,407,593	$7,044,713

Depreciation expense was $710,036 and $436,994 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and December 31, 2005, net property and equipment included $496,292 and $530,191, respectively, of assets recorded under capitalized lease arrangements, of which $243,984 and $302,710 was included in long-term debt at March 31, 2006 and December 31, 2005, respectively (see Note 9).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	March 31, 2006	December 31, 2005
Patents, owned and licensed, at gross costs of $453,801 and $438,940, net of accumulated amortization of $203,895 and $194,660, respectively	$249,906	$244,280
Other licensed or developed technologies, at gross costs of $2,432,258 and $2,047,665, net of accumulated amortization of $779,715 and $714,391, respectively	1,652,543	1,333,274
	$1,902,449	$1,577,554

Related amortization expense was $74,559 and $56,028 for the three months ended March 31, 2006 and 2005, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec (see Note 2). On March 31, 2006, the Company closed the transaction set forth in a License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). The Company will reimburse to Mount Sinai, over the first 18 months of the license term and at no interest for $77,876 of extant patent prosecution costs incurred to date. The Company is also obligated, beginning April 1, 2006, to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

	March 31, 2006	December 31, 2005
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $498,000 and $378,000, respectively.	$1,902,000	$2,022,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $352,746 and $267,747, respectively.	1,347,254	1,432,253
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $114,129 and $86,628, respectively.	985,871	1,013,372
	$4,235,125	$4,467,625

Related amortization expense was $232,500 and $33,375 for the three months ended March 31, 2006 and 2005, respectively. Amortization for 2005 was from March 18 to 31, 2005 due to the closing date of the merger with ProCyte. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	March 31, 2006	December 31, 2005
Accrued professional and consulting fees	$351,384	$437,396
Accrued warranty	148,199	204,708
Accrued sales taxes	176,202	184,764
Other accrued expenses	33,359	98,100
Total other accrued liabilities	$709,144	$924,968

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	March 31, 2006	December 31, 2005
Note Payable – secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$177,508	$183,425

Note Payable – unsecured creditor, non-interest bearing, payable in 18 equal monthly installments of $4,326 through October 2007	77,876	-

Note payable – secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	19,888	26,736

Note Payable – unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2006	-	177,450

Note Payable – unsecured creditor, interest at 8.97%, payable in monthly principal and interest installments of $16,578 through November 2006	128,272	-
	403,544	387,611
Less: current maturities	(224,655)	(228,398)
Notes payable, net of current maturities	$178,889	$159,213

Note 9
Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt:

	March 31, 2006	December 31, 2005
Borrowings on credit facility:
Draw 1 – effective interest at 17.79%, payable in monthly principal and interest installments of $48,156.46 through June 2007.	$669,543	$792,362
Draw 2 – effective interest at 17.14%, payable in monthly principal and interest installments of $9,957.08 through September 2007.	164,605	189,543
Draw 3 – effective interest at 17.61%, payable in monthly principal and interest installments of $4,796.60 through December 2007.	90,944	102,541
Draw 4 – effective interest at 12.62%, payable in monthly principal and interest installments of $34,859.11 through June 2008.	840,022	922,350
Draw 5 – effective interest at 12.94%, payable in monthly principal and interest installments of $28,756.93 through September 2008.	758,072	823,810
Draw 6 – effective interest at 13.36%, payable in monthly principal and interest installments of $28,923.11 through December 2008.	823,960	895,524
Draw 7 – effective interest at 13.74%, payable in monthly principal and interest installments of $40,887.14 through March 2009.	1,259,635	-
Total borrowings on credit facility	$4,606,781	$3,726,130
Capital lease obligations (see Note 4)	243,984	302,710
Less: current portion	(2,127,896)	(1,749,969)
Total long-term debt	$2,722,869	$2,278,871

Leasing Credit Facility
The Company entered into a leasing credit facility with GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. For each year of the term, called a “tranche,” various parameters are set or re-set. The Company accounts for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as security for the borrowings. The Company depreciates the lasers over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field.

Under the first tranche, GE made available $2,500,000 under the line. A draw under that tranche is set at an interest rate based on 522 basis points above the three-year Treasury note rate. Each such draw is discounted by 7.75%; the first monthly payment is applied directly to principal. With each draw, the Company agreed to issue warrants to purchase shares of the Company’s common stock equal to 5% of the draw. The number of warrants is determined by dividing 5% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price of the Company’s common stock for the ten days preceding the date of the draw.

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The Company obtained a second tranche under the leasing credit facility for $5,000,000 on June 28, 2005. The Company accounts for draws under this second tranche in the same manner as under the first tranche except that: (i) the stated interest rate is set at 477 basis points above the three-year Treasury note rate; (ii) each draw is discounted by 3.50%; and (iii) with each draw, the Company has agreed to issue warrants to purchase shares of the Company’s common stock equal to 3% of the draw. The number of warrants is determined by dividing 3% of the draw by the average closing price of the Company’s common stock for the ten trading days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price of the Company’s common stock for the ten trading days preceding the date of the draw.

On March 29, 2006, the Company made a draw against the second tranche, as follows:

Draw 7
Amount of draw	$1,287,487
Stated interest rate	9.45%
Effective interest rate	13.74%
Number of warrants issued	20,545
Exercise price of warrants per share	$2.06
Fair value of warrants	$27,853

The fair value of the warrants granted under the draws is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

Warrants granted under Draw 7
Risk-free interest rate	4.79%
Volatility	87.16%
Expected dividend yield	0%
Expected warrant life	5 years

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

As of March 31, 2006, the Company had available $770,003 from the second tranche of the line of credit from which to draw on in the future.

The Company has accepted a letter of intent from GE to open a third line of leasing credit for $5,000,000. Final approval from GE is expected in the second quarter of 2006. If the third tranche is extended to the Company, the remaining availability for the second tranche will be retired.

Capital Leases
The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

Note 10
Employee Stock Benefit Plans

The Company has stock-based compensation plans available to grant, among other things, incentive and non-incentive stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. Under the 2005 Equity Compensation Plan (the “Plan”), a maximum of 3,160,000 shares of the Company’s common stock was reserved for issuance. Following the approval of the Plan on December 28, 2005, the Company will not grant any new awards under any previously existing stock-based compensation plans, except the Outside Director Plan. At March 31, 2006, 1,214,000 shares were available for future grants under the Plan and 403,750 under the Outside Director Plan. No grants of options have been made as of March 31, 2006 under the 2005 Investment Plan.

Stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding, January 1, 2006	5,077,646	$2.12	4.03
Granted	1,269,000	2.15
Exercised	(45,000)	3.03
Cancelled	(49,500)	4.05
Outstanding, March 31, 2006	6,252,146	$2.11	5.04
Options excercisable at March 31, 2006	3,560,994	$1.73

At March 31, 2006, there was $5,827,144 of total unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 3.09 years.

Note 11
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment, both XTRAC and VTRAC, to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three months ended March 31, 2006 and 2005, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that was carried at $2,944,423 at March 31, 2006 and December 31, 2005 has been allocated to the domestic XTRAC and international dermatology equipment segments based upon its fair value as of the date of the Acculase acquisition in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at March 31, 2006 from the ProCyte acquisition has been entirely allocated to the Skin Care segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended March 31, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,059,630	$531,065	$3,460,561	$1,616,034	$1,413,872	$8,081,162
Costs of revenues	946,612	330,290	1,052,444	1,414,578	963,974	4,707,898
Gross profit	113,018	200,775	2,408,117	201,456	449,898	3,373,264
Gross profit %	10.7%	37.8%	69.6%	12.5%	31.8%	41.7%

Allocated Operating expenses:
Selling, general and administrative	1,131,951	17,431	1,428,174	252,076	140,807	2,970,439
Engineering and product development	-	-	105,735	-	136,469	242,204

Unallocated Operating expenses	-	-	-	-	-	2,389,739
	1,131,951	17,431	1,533,909	252,076	277,276	5,602,382
Income (loss) from operations	(1,018,933)	183,344	874,208	(50,620)	172,622	(2,229,118)

Interest expense, net	-	-	-	-	-	(121,143)

Net income (loss)	$(1,018,933)	$183,344	$874,208	$(50,620)	$172,622	$(2,350,261)

	Three Months Ended March 31, 2005
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$634,018	$288,202	$623,301	$2,070,650	$1,367,161	$4,983,332
Costs of revenues	403,181	159,596	225,957	1,315,460	528,174	2,632,368
Gross profit	230,837	128,606	397,344	755,190	838,987	2,350,964
Gross profit %	36.4%	44.6%	63.7%	36.5%	61.3%	47.2%

Allocated Operating expenses:
Selling, general and administrative	530,988	61,033	356,802	291,116	158,152	1,398,091
Engineering and product development	-	-	13,797	-	173,174	186,971

Unallocated Operating expenses	-	-	-	-	-	1,822,885
	530,988	61,033	370,599	291,116	331,326	3,407,947
Income (loss) from operations	(300,151)	67,573	26,745	464,074	507,661	(1,056,983)

Interest expense, net	-	-	4,079	-	-	(71,129)

Net income (loss)	$(300,151)	$67,573	$30,824	$464,074	$507,661	$(1,128,112)

	March 31, 2006	December 31, 2005
Assets:
Total assets for reportable segments	$43,182,951	$42,341,988
Other unallocated assets	6,513,485	6,333,618
Consolidated total	$49,696,436	$48,675,606

For the three months ended March 31, 2006 and 2005, there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	For the Three Months Ended March 31,
	2006	2005
Domestic	$6,659,378	$4,465,666
Foreign	1,421,784	517,666
	$8,081,162	$4,983,332

Note 12
Significant Alliances/Agreements:

On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. (“GlobalMed”). Under this agreement, GlobalMed acts as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser and for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. The Company has engaged Dr. Matlock as a consultant to explore further business opportunities for the Company. In connection with this engagement, Dr. Matlock received options to purchase up to 25,000 shares of the common stock of the Company, granted with an exercise price based on the market value of the Company’s common stock on the date of the grant.

On July 27, 2005, the Company entered into a Marketing Agreement with KDS Marketing, Inc. (“KDS”). Using money invested by each party, KDS will research market opportunities for the Company’s diode laser and related delivery systems, and KDS will then market the diode laser, primarily through a website on which physicians may access for information about and purchase the lasers. KDS began marketing the laser in the first quarter 2006.

On March 30, 2006, the Company entered a strategic relationship with AzurTec, Inc. to resume development, and to undertake the manufacture and distribution, of AzurTec's MetaSpex Laboratory System, a light-based system designed to detect certain cancers of the skin. PhotoMedex also acquired, on a fully diluted basis, a 14 percent stake in AzurTec in exchange for 200,000 shares of the Company’s restricted common stock. The Company will assist in the development of FDA-compliant prototypes for AzurTec’s product. Continuing development of this project requires additional investment by AzurTec, which AzurTec has undertaken to raise. The Company will resume development once the additional investment has been raised, and AzurTec has settled its prior indebtedness to the Company.

On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board.

On April 14, 2006, the Company entered into a Clinical Trial Agreement protocol with the University of California at San Francisco. The agreement covers a protocol for a phase 4, randomized, double-blinded study to evaluate the safety and efficacy of the XTRAC laser system in the treatment of moderate to severe psoriasis. John Koo, MD, a member of our Scientific Advisory Board, will guide the study using our high-powered Ultra™ excimer laser.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

We view our business as comprised of the following five business segments:

•	Domestic XTRAC,

•	International Dermatology Equipment,

•	Skin Care (ProCyte),

•	Surgical Services, and

•	Surgical Products.

Domestic XTRAC

The Domestic XTRAC segment is a U.S. business with revenues derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, we received approval of our 510(k) submission from the Food and Drug Administration, or FDA, establishing that our XTRAC laser system is substantially equivalent to currently marketed devices for the treatment of psoriasis.

As part of our commercialization strategy in the United States, we provide the XTRAC laser system to targeted dermatologists at no initial capital cost to them. We maintain ownership of the laser and earn revenue each time the physician treats a patient with the equipment. We believe that this strategy will create incentives for these dermatologists to adopt the XTRAC laser system and will increase market penetration.

For the past six years, we have sought to clear the path of obstacles and barriers to a smooth and orderly roll-out of the XTRAC laser system in dermatology. In 2000, the laser system, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer based laser system. For the first two years, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years, we have pursued widespread reimbursement commencing with obtaining newly created CPT reimbursement codes that became effective in 2003. This was followed by the lengthy process of persuading private medical insurers to adopt a positive reimbursement policy for the procedure. Substantive progress on reimbursement was achieved in the second half of 2005. We increased our dermatology sales force and marketing department as part of the acquisition of ProCyte in March 2005. We now have ten sales representatives in the domestic XTRAC segment and 18 sales representatives in the Skin care segment. The representatives of each segment provide follow-up sales support for each other and share sales leads with each other with a view to enhancing opportunities to cross selling. The marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system. In November 2005, we commenced an advertising campaign in selected regions that we believed have reimbursement potential in order to make consumers aware of the technology and therapeutic benefits of targeted UVB laser treatment for psoriasis.

International Dermatology Equipment

In the international market, we derive revenues by selling the dermatology laser systems to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser systems in the international segment is influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we charge to international distributors for our XTRAC products. In 2005, as a result of the acquisition of worldwide rights to certain proprietary light-based technology from Stern Laser, we also explored new product offerings in the treatment of dermatological conditions. We intend to expand the international marketing of this product, called the VTRAC™, in 2006. The VTRAC is designed to be a best-in-class lamp-based UVB targeted therapy, positioned at a price point lower than the XTRAC laser system so that it will effectively compete with other non-laser based therapies for psoriasis and vitiligo.

Due to the significant financial investment requirements, we were previously reluctant to implement an international XTRAC and/or VTRAC fee-per-use revenue model, similar to the domestic revenue model. However, as reimbursement in the domestic market has become more widespread, we have recently started to offer a version of this model overseas.

Skin Care (ProCyte)

On March 18, 2005, we completed the acquisition of ProCyte Corporation. ProCyte generates revenues from the sale of skin health, hair care and wound care products; the sale of copper peptide compound in bulk; and royalties on licenses for the patented copper peptide compound.

The operating results of ProCyte for the three months ended March 31, 2005 are included from March 19, 2005 through March 31, 2005. Under purchase accounting rules, the operating results of ProCyte for prior periods are not included in our Statement of Operations. A description of transaction and proforma operating results are disclosed as part of Note 2, “Acquisitions”, to the financial statements.

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

Since the acquisition date, we have made progress toward the achievement of these goals. Financial and administrative functions were transferred from Redmond to Montgomeryville in June 2005. Integration of and coordination between the sales forces of the Skin Care and Domestic XTRAC business units is ongoing.

Surgical Services

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. Although we intend to increase our investment in this business segment in 2006, we will continue to pursue a very cautious growth strategy in order to conserve our cash resources for the XTRAC business segments.

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

Surgical Products

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both inside and outside of the United States. Also included are various non-laser surgical products (e.g. the ClearEss ® II suction-irrigation system). Although surgical product revenues increased in 2006 compared to 2005, we expect that sales of surgical laser systems and the related disposable base may begin to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working at offsetting this erosion by expanding our surgical services segment and by increasing sales from the diode surgical laser introduced in 2004.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles, deferred taxes and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements. These critical accounting policies and the significant estimates made in accordance with them have been discussed with our Audit Committee. There have been no changes to our critical accounting policies in the three months ended March 31, 2006. See "Critical Accounting Policies" in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 for further information.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods listed below:

	Three Months Ended March 31,
	2006	2005*
XTRAC Domestic Services	$1,059,630	$634,018
International Dermatology Equipment Products	531,065	288,202
Skin Care (ProCyte) Products	3,460,561	623,301
Total Dermatology Revenues	5,051,256	1,545,521

Surgical Services	1,616,034	2,070,650
Surgical Products	1,413,872	1,367,161
Total Surgical Revenues	3,029,906	3,437,811

Total Revenues	$8,081,162	$4,983,332

*	Since ProCyte was acquired on March 18, 2005, there are only 14 days of revenues for the three months ended March 31, 2005.

Domestic XTRAC Segment

Recognized revenue for the three months ended March 31, 2006 and 2005 for domestic XTRAC procedures was $1,059,630 and $634,018, respectively, reflecting billed procedures of 18,760 and 11,304, respectively. In addition, 1,173 and 1,114 procedures were performed in the three months ended March 31, 2006 and 2005, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the period ended March 31, 2006 compared to the comparable period in 2005 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of CPT codes with comparable rates by private healthcare insurers and on building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

In the first quarter of 2003, we implemented a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended March 31, 2006, we deferred net revenues of $51,080 under this program compared to $19,150 of net recognized revenue for the three months ended March 31, 2005. The change in deferred revenue under this program is presented in the table below.

The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended March 31,
	2006	2005
Recognized revenue	$1,059,630	$634,018
Change in deferred program revenue	51,080	(19,150)
Change in deferred unused treatments	110,053	135,500
Net billed revenue	$1,220,763	$750,368
Procedure volume total	19,933	12,418
Less: Non-billed procedures	1,173	1,114
Net billed procedures	18,760	11,304
Avg. price of treatments billed	$65.07	$66.38
Change in procedures with deferred/(recognized) program revenue, net	785	(288)
Change in procedures with deferred unused treatments, net	1,691	2,041

The average price for a treatment varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not been generally practical to use our therapy to treat severe psoriasis patients, but this may change as our new product, the XTRAC Ultra, has shorter treatment times.

International Dermatology Equipment Segment

International sales of our dermatology equipment and related parts were $531,065 for the three months ended March 31, 2006 compared to $288,202 for the three months ended March 31, 2005. We sold 12 and 5 laser systems in the three months ended March 31, 2006 and 2005, respectively. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has reduced the prices we charge to international distributors. Furthermore, average selling prices for international dermatology equipment are influenced by the following two factors:

•
We have begun selling refurbished domestic XTRACs laser systems into the international market. Such used equipment is sold for substantially less than new equipment. We sold three of these used lasers at an average price of $28,000 for the three months ended March 31, 2006; and

•
We have begun selling the new VTRAC, a lamp based alternative UVB light source that has a wholesale sales price internationally that is substantially below other international dermatology equipment. In the three months ended March 31, 2006, we have sold two VTRAC systems.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended March 31,
	2006	2005
Revenues	$531,065	$288,202
Laser systems sold	12	5
Average revenue per laser	$44,255	$57,640

Skin Care (ProCyte) Segment

For the three months ended March 31, 2006, ProCyte revenues were $3,460,561 compared to $623,301 in the three months ended March 31, 2005. Since ProCyte was acquired on March 18, 2005, there are only 14 days of revenues for the three months ended March 31, 2005. ProCyte revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena. For the full quarter March 31, 2005, unaudited Skin Care revenues were approximately $3.59 million.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended March 31,
	2006	2005
Product sales	$3,077,561	$452,864
Bulk compound sales	256,000	156,000
Royalties	127,000	14,437
Total ProCyte revenues	$3,460,561	$623,301

Surgical Services Segment

In the three months ended March 31, 2006 and 2005, surgical services revenues were $1,616,034 and $2,070,650, respectively, representing a 22% decrease from the comparable period in 2005. This decrease was primarily due to the six territories that we closed since January 1, 2005 and business interruption in New Orleans and Alabama from the hurricanes. Two of our territories were closed on the western side of Florida due to the termination of a customer contract. We closed the other four territories for insufficient profitability. During the first quarter of 2006, we have begun work with a regional hospital system in central Florida, which we expect will generate annual revenue exceeding the annual revenue lost in the western part of the state.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

	Three Months Ended March 31,
	2006	2005
Revenues	$1,616,034	$2,070,650

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the three months ended March 31, 2006, surgical products revenues were $1,413,872 compared to $1,367,161 in the three months ended March 31, 2005. The increase was due to $214,000 in additional laser system revenues reflecting the increase in the number of systems sold (18 vs. 5), partially offset by a decline in the average price per laser sold. This increase was offset, in part, by $120,885 of revenues from the AzurTec project in the three months ended March 31, 2005 for which there were no corresponding revenues in the three months ended March 31, 2006.

The decrease in average price per laser was largely due to the mix of lasers sold. Included in laser sales for the three months ended March 31, 2006 were sales of thirteen diode lasers, which have lower sales prices than our other types of lasers. There was only one sale of a diode laser during the three months ended March 31, 2005.

Disposables and fiber sales decreased 7% between the comparable three-month periods ended March 31, 2006 and 2005. We expect that our disposables base may continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. We hope to offset the decline in laser and disposables revenues by sales on CO2 and diode surgical lasers.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended March 31,
	2006	2005
Revenues	$1,413,872	$1,367,161
Laser systems sold	18	5
Laser system revenues	$467,600	$253,885
Average revenue per laser	$25,978	$50,779

Cost of Revenues

Our cost of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in the International Dermatology Equipment segment, the Skin Care segment (with royalties being transferred over from the products side to the services side of the segment), and the Surgical Products segment (with laser maintenance being transferred over from the products side to the services side of this segment). Within services cost of revenues are the costs associated with the Domestic XTRAC segment and the Surgical Services segment, as well as costs associated with such royalties and maintenance.

Product cost of revenues for the three months ended March 31, 2006 were $2,321,669 compared to $892,964 for the three months ended March 31, 2005. The $1,428,705 increase reflected an increase of $826,487 of costs for the ProCyte business acquired on March 18, 2005 (entire period vs. 14 days), an increase of $431,524 for surgical products due to lower production levels that resulted in increased unabsorbed overhead costs, and $170,694 associated with the increase in sales of dermatology laser equipment sold outside the United States.

Services cost of revenues was $2,386,229 in the three months ended March 31, 2006 compared to $1,739,404 in the comparable period in 2005. Contributing to the $646,825 increase was a $103,394 increase in the surgical services business associated with increased laser repair costs and increased technician costs. In addition, cost of revenues in the Domestic XTRAC business segment increased $543,431 due to increased depreciation on the lasers of $244,000 and abnormal gas consumption, which has been corrected by software modifications.

Certain allocable XTRAC manufacturing overhead costs are charged against the XTRAC service revenues. The manufacturing facility in Carlsbad, California is used exclusively for the production of the XTRAC lasers. The unabsorbed costs are allocated to the domestic XTRAC and the international dermatology laser system segments based on actual production of lasers for each segment. Included in these allocated manufacturing costs are unabsorbed labor and direct plant costs.

Gross Margin Analysis

Gross margin increased to $3,373,264 during the three months ended March 31, 2006 from $2,350,964 during the same period in 2005. As a percent of revenues, gross margin decreased to 41.7% for the three months ended March 31, 2006 from 47.2% for the same period in 2005.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	Three Months Ended March 31,
	2006	2005
Revenues	$8,081,162	$4,983,332
Percent increase	62.2%
Cost of revenues	4,707,898	2,632,368
Percent increase	78.8%
Gross profit	$3,373,264	$2,350,964
Gross profit percentage	41.7%	47.2%

The primary reasons for changes in gross margin for the three months ended March 31, 2006, compared to the same period in 2005 were as follows:

•
Our skin care business has the highest gross profit percentage of any of our business segments. However, we acquired ProCyte on March 18, 2005, so only the activity after that date is recorded in our financial statements.

•	We sold a greater number of treatment procedures for the XTRAC laser. The increase in procedure volume was a direct result of improving insurance reimbursement.

•	We sold a greater number of surgical laser systems due to the increased marketing of the diode laser. These units were primarily sold to our master distributor at approximately 36% gross margin.

•
Offsetting the above was an increase in depreciation of $244,000 included in the XTRAC domestic cost of sales as a result of increasing the overall placements of new lasers since the period ended March 31, 2005.

•
In the surgical products segment, unabsorbed labor and overhead plant costs, due to lower production levels, accounted for $387,000 of the increase in increased cost of goods sold for the three months ended March 31, 2006.

•
Surgical Services revenues decreased due to lost contracts, while costs related to laser repairs increased during the period. Some revenues were lost due to hurricanes. While we believe a portion of the loss will be covered by insurance, we will not record any expected recovery until we have greater assurance of such recovery.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods presented below:

XTRAC Domestic Segment	Three Months Ended March 31,
	2006	2005
Revenues	$1,059,630	$634,018
Percent increase	67.1%
Cost of revenues	946,612	403,181
Percent increase	134.8%
Gross profit	$113,018	$230,837
Gross profit percentage	10.7%	36.4%

Gross margin decreased for this segment for the three months ended March 31, 2006 from the comparable period in 2005 by $117,819. The key factors for the decrease were as follows:

•
The cost of revenues increased by $543,431 for the three months ended March 31, 2006. This increase is due to an increase in depreciation on the lasers in service of $244,000 over the comparable prior year period and abnormal gas consumption, which has been corrected by software modification. The depreciation costs will continue to increase in subsequent periods as the business grows. In addition, there was an increase in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues.

•	Price per procedure did not change significantly between the periods.

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

•	Procedure volume increased 66% from 11,304 to 18,760 billed procedures in the three months ended March 31, 2006 compared to the same period in 2005.

The following table analyzes our gross margin for our International Dermatology Equipment segment for the periods presented below:

International Dermatology Equipment Segment	Three Months Ended March 31,
	2006	2005
Revenues	$531,065	$288,202
Percent increase	84.3%
Cost of revenues	330,290	159,596
Percent increase	107.0%
Gross profit	$200,775	$128,606
Gross profit percentage	37.8%	44.6%

Gross margin for the three months ended March 31, 2006 increased by $72,169 from the comparable period in 2005. The key factors for the increase were as follows:

•	We sold ten XTRAC laser systems and two VTRAC lamp-based excimer systems during the three months ended March 31, 2006 and five XTRAC laser systems in the comparable period in 2005.

•
The International dermatology equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products. Partially offsetting the increase in the number of laser systems sold was a decrease in the average price of the laser systems sold. After adjusting the revenue for parts sales of approximately $87,000, the average price for lasers sold during this period was approximately $37,000 in the three months ended March 31, 2006, down from $49,300 in the comparable period in 2005. Contributing to the overall average selling price decrease in the three months ended March 31, 2006 was the sale of certain used lasers which were previously deployed in the US operations and sold at a discount to the list price for new equipment. We sold 4 of these used lasers at an average price of $28,000. Each of these lasers had a net book value of less than the cost of a new XTRAC laser system.

The following table analyzes our gross margin for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended March 31,
	2006	2005
Product revenues	$3,077,561	$452,864
Bulk compound revenues	256,000	156,000
Royalties	127,000	14,437
Total revenues	3,460,561	623,301

Product cost of revenues	893,564	96,681
Bulk compound cost of revenues	158,880	129,276
Total cost of revenues	1,052,444	225,957
Gross profit	$2,408,117	$397,344
Gross profit percentage	69.6%	63.7%

Gross margin for the three months ended March 31, 2006 increased by $2,010,773 for the comparable period in 2005. The key factors in this business segment were as follows:

•
Copper Peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no significant costs associated with this revenue stream.

•	Product revenues come primarily from U.S. dermatologists.

•	Lesser product revenues come from sales directed to consumers at spas and from marketing directly to the consumer (e.g. infomercials).

The following table analyzes our gross margin for our Surgical Services segment for the periods presented below:

Surgical Services Segment	Three Months Ended March 31,
	2006	2005
Revenues	$1,616,034	$2,070,650
Percent decrease	(22.0%)
Cost of revenues	1,414,578	1,315,460
Percent increase	7.5%
Gross profit	$201,456	$755,190
Gross profit percentage	12.5%	36.5%

Gross margin in the Surgical Services segment for the three months ended March 31, 2006 decreased by $553,734 from the comparable period in 2005. The key factors impacting gross margin for the Surgical Services business were as follows:

•
The cost of revenues increased due to laser repair costs of $47,000 for laser material and parts over the comparable prior year period. Also due to an increase in product cost percentage on revenue due to a change in the mix of procedures performed.

•
We have closed seven geographic areas of business due to unacceptable operating profit and one territory due to competition. Although closing these unprofitable territories will save costs and improve profitability over time, the overall costs saved for the three months ended March 31, 2006 have not kept pace with the revenues lost. Nevertheless, in the case of the territory lost to competition, we have opened a new, contiguous territory in which we have secured a long-term contract from which we anticipate significant procedure volume. For that reason, we have relocated our personnel and material from the lost territory to the new one.

•	We have suffered business interruption due to hurricanes in the New Orleans and Alabama territories.

The following table analyzes our gross margin for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended March 31,
	2006	2005
Revenues	$1,413,872	$1,367,161
Percent increase	3.4%
Cost of revenues	963,974	528,174
Percent increase	82.5%
Gross profit	$449,898	$838,987
Gross profit percentage	31.8%	61.4%

Gross margin for the Surgical Products segment in the three months ended March 31, 2006 compared to the same period in 2005 decreased by $389,089. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended March 31, 2006 increased by $46,711 from the three months ended March 31, 2005 while cost of revenues increased by $435,799 between the same periods. There were 13 more laser system sold in the three months ended March 31, 2006 than in the comparable period of 2005. However, the lasers sold in the 2005 period were at higher prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the three months ended March 31, 2006 and 2005 were sales of $230,500 and $35,000 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•	Unabsorbed labor and overhead plant costs, due to lower production levels, accounted for $387,000 of the increase in cost of goods sold for the three months ended March 31, 2006.

•
This revenue increase was partly offset by a decrease in AzurTec project revenues and a decrease in sales of disposables between the periods. The AzurTec revenues recognized in 2005 had substantially no direct costs associated with these revenues. Disposables, which have a higher gross margin as a percent of revenues than lasers, represented a lower percentage of revenue in the three months ended March 31, 2006 compared to the same period in 2005.

Selling, General and Administrative Expenses

For the three months ended March 31, 2006, selling, general and administrative expenses increased $2,139,202 to $5,360,178 from the three months ended March 31, 2005. Selling, general and administrative expenses related to the ProCyte business accounted for $1,154,000 of the increase with the remaining increase related to $185,000 in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the domestic XTRAC segment; an increase in direct-to-consumer advertising of $305,000, an increase in corporate insurance of $96,000, $390,000 for stock-based compensation expense following adoption of SFAS No. 123R (see Note 1, “Stock-Based Compensation”) and $76,622 for stock options issued to consultants. Offsetting some of the increases for the three months ended March 31, 2006, was a reduction of bad debt expense of $87,000 compared to the prior year period.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2006 increased to $242,204 from $186,971 for the three months ended March 31, 2005. The increase is mainly due to the engineering and product development expenses related to the ProCyte business being included during the entire period, which caused a $91,938 net increase. During the 2005 and 2006 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2006 increased to $121,144, as compared to $71,129 for the three months ended March 31, 2005. The increase in net interest expense was the result of the draws on the lease line of credit during the second, third and fourth quarters of 2005.

Net Loss

The aforementioned factors resulted in a net loss of $2,350,261 during the three months ended March 31, 2006, as compared to a net loss of $1,128,112 during the three months ended March 31, 2005, an increase of 108%. This increase was primarily the result of the increase in cost of sales and resulting decrease in gross margin, stock option expense of $466,790 due stock-based compensation expense following the adoption of SFAS No. 123R and an increase of $490,699 of depreciation and amortization over the comparable prior year period. The following table illustrates the impact of these major expenses between the periods:

	For the three months ended March 31,
	2006	2005	Change
Net Loss	$2,350,261	$1,128,112	$1,222,149

Major Expenses:
Depreciation and amortization	1,017,095	526,396	490,699
Stock-based compensation	466,790	-	466,790
	$1,483,885	$526,396	$957,489

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, on recent occasions, from positive results from operations.

On March 18, 2005, we acquired ProCyte. The skincare products and royalties provided by ProCyte increased revenues for the three months ended March 31, 2006. We expect to realize cost savings from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, once the consolidated infrastructure is in place, we expect our revenues to grow without proportionately increasing the rate of growth in our fixed costs.

At March 31, 2006, our current ratio was 1.99 compared to 2.42 at December 31, 2005. As of March 31, 2006, we had $9,319,334 of working capital compared to $11,120,992 as of December 31, 2005. Cash and cash equivalents were $5,665,362 as March 31, 2006, as compared to $5,609,967 as of December 31, 2005. We had $207,050 of cash that was classified as restricted as of March 31, 2006 compared to $206,931 as of December 31, 2005.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements beyond the second quarter of 2007. The 2006 operating plan reflects costs savings from the integration of ProCyte as well as increases in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States. In addition, the 2006 operating plan calls for increased revenues and profits from our newly acquired Skin Care business. We cannot give assurances that we will be able to execute our business plan, which may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Also, if our growth exceeds the business plan projections, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us.

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

Net cash provided by operating activities was $521,394 for three months ended March 31, 2006, compared to net cash used of $1,687,966 for the same period in 2005. The change was primarily due to a decrease in inventory and increases in accounts payable.

Net cash used in investing activities was $1,090,533 for the three months ended March 31, 2006 compared to cash provided by of $5,235,559 for the three months ended March 31, 2005. During the three months ended March 31, 2005, we received cash of $6,014,450, net of acquisition costs, in the ProCyte acquisition and used $722,509 for production of our lasers-in-service compared to $1,079,167 for the same period in 2006.

Net cash provided by financing activities was $624,415 for the three months ended March 31, 2006 compared to net cash used of $144,494 for the three months ended March 31, 2005. In the three months ended March 31, 2006 we made payments of $264,443 on certain notes payable and capital lease obligations and $7,890 in registration costs. These payments were offset, in part, by the advances under the lease line of credit, net of payments, of $819,867 and by receipts of $68,400 from the exercise of common stock options. In the three months ended March 30, 2005, we received $200,208 from the exercise of common stock options and warrants and $100,431 of restricted cash that was released from restriction. These cash receipts were offset by $156,356 for the payment of certain notes payable and capital lease obligations, $154,315 of net payments on the lease line of credit and $134,462 of registration costs.

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

Commitments and Contingencies

During the three months ended March 31, 2006, there were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2005 annual financial statements included in our Annual Report on Form 10-K. However, a contingency pre-dating the acquisition of ProCyte Corporation materialized and was resolved in the three months ended March 31, 2006. We have no significant off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable that the information required to be disclosed by us in reports filed under the Securities Exchange Act f 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2005 for descriptions of our legal proceedings.

In the matter brought by us against RA Medical Systems, Inc. and Dean Stewart Irwin in the United States District Court for the Southern District of California, the court has denied the defendants’ motion for summary judgment, which was based on a theory of res judicata. In view of this denial, the Court has authorized for discovery in the case to resume. Our motion for partial summary judgment, is based on a theory that defendants have competed unfairly against us in that RA Medical did not have, until January 2006, a license from the State of California to manufacture or market their medical devices. Our motion will stand submitted for decision on May 30, 2006, after briefing is completed.

In the matter brought by RA Medical Systems, Inc. and Dean Stewart Irwin against us, Jenkens & Gilchrist, LLP (our outside counsel) and Michael R. Matthias, Esq. (litigation partner at our outside counsel), the appellate court denied our motion to have the action dismissed under California Code of Civil Procedure section 425.16. We are appealing this decision.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

We noted in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, that “we depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.” By way of update to this risk factor, we note that Mr. Clifford, our Executive Vice President, Dermatology, will be leaving the Company in the second quarter 2006. As Mr. Clifford’s responsibilities included domestic sales and marketing of our dermatology segments, his departure could adversely affect our ability to manage our dermatology businesses and to develop and introduce new products. We intend to mitigate any adverse effects by entering into a consulting arrangement with Mr. Clifford and by redistributing Mr. Clifford’s responsibilities, to the extent possible, over existing resources. There can be no assurance, however, that such efforts in mitigation will be successful.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Issuances of Unregistered Securities

On January 15, 2006, we issued 860,000 shares of restricted common stock to two of our executives. The issuance was approved by our stockholders on December 28, 2005. These shares were subsequently registered as part of the registration under Form S-8 in March 2006 of our 2005 Equity Compensation Plan.

On March 17, 2006, we issued 101,010 shares of our restricted common stock to Stern Laser srl. The issuance was related to a milestone in the Master Agreement. These shares were subsequently registered under Form S-3 in March 2006.

On March 29, 2006, we issued to GE Capital Corporation a warrant to purchase 20,545 shares of our common stock. The warrant was issued in connection with the fourth draw under the second tranche of the leasing line of credit. These shares were subsequently registered under Form S-3 in March 2006.

On March 30, 2006, we issued 200,000 shares of our restricted common stock in connection with the Investment Agreement with AzurTec, Inc.

ITEM 5. Other Information

We entered into a Separation Agreement dated April 30, 2006 (the “Separation Agreement”) with John F. Clifford, our Executive Vice President of Dermatology. The agreement became effective on May 8, 2006, upon the expiration of the seven-day revocation period provided by applicable law. Pursuant to the terms of the Separation Agreement, Mr. Clifford's Employment Agreement with us, dated March 18, 2005, was terminated.

Pursuant to the Separation Agreement, Mr. Clifford will resign as our Executive Vice President of Dermatology on a date convenient to both parties, but no later than June 30, 2006. Mr. Clifford will continue to receive his current base salary through his resignation date. For a two-year period following his resignation date, Mr. Clifford will act as a consultant to us in the dermatology market. In his first year as our consultant, Mr. Clifford will receive a consulting fee equal to $300,000. In the second year, Clifford will receive three payments of $17,500 each on the first day of the first, second and third months of such year.

We will pay for Mr. Clifford’s coverage under our health plan until the later of September 30, 2007 or the date upon which Mr. Clifford secures comparable, full-time employment with another employer. Mr. Clifford’s participation in all our other benefit plans, including our 401(k) plan and auto allowance benefit, will terminate as of the date of his resignation.

Mr. Clifford’s outstanding stock options will continue to vest on their regular schedule up to his resignation date. On Mr. Clifford’s resignation date, one-half of his unvested options shall fully vest and the remaining unvested options shall be cancelled. Such vested options will remain exercisable by him during his consulting period and for a period of 90 days thereafter. Any options that are not exercised by Mr. Clifford during such period shall be cancelled at that time.

As a condition to receiving the benefits under the Separation Agreement, Mr. Clifford has, among other things, released us from any and all past, present and future alleged claims, agreed to keep all information relating to our business confidential and agreed not to compete with us for a period of one year (two years with respect to certain activities) following the date of his resignation.

ITEM 6. Exhibits

10.56	Investment Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (1)
10.57	License Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (2)
10.58	License Agreement, delivered March 31, 2006 and effective April 1, 2006, between Mount Sinai School of Medicine and PhotoMedex, Inc. (3)
10.59	Separation Agreement, dated April 30, 2006, between PhotoMedex, Inc. and John F. Clifford
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on April 6, 2006
(2)	Incorporated by reference to Exhibit 10.2 to Form 8-K, filed on April 6, 2006.
(3)	Incorporated by reference to Exhibit 10.1 to Form 8-K, filed on April 10, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: May 10, 2006	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer