Form 10-Q
period 2006-06-30
PHOTOMEDEX INC
filed 2006-08-09
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of August 8, 2006 was 52,625,491 shares.

HOTOMEDEX, INC. AND SUBSIDIARIES

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$4,132,342	$5,403,036
Restricted cash	168,167	206,931
Accounts receivable, net of allowance for doubtful accounts of $754,080 and $765,440, respectively	4,864,419	4,651,080
Inventories	8,162,387	8,047,444
Prepaid expenses and other current assets	1,146,040	621,372
Total current assets	18,473,355	18,929,863

Property and equipment, net	7,660,217	7,044,713
Goodwill, net	16,917,808	16,375,384
Patents and licensed technologies, net	1,834,206	1,577,554
Other intangible assets, net	4,002,625	4,467,625
Other assets	567,344	280,467
Total assets	$49,455,555	$48,675,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$669,064	$228,398
Current portion of long-term debt	2,515,425	1,749,969
Accounts payable	4,035,373	3,572,077
Accrued compensation and related expenses	1,178,321	867,427
Other accrued liabilities	659,407	936,591
Deferred revenues	636,739	466,032
Total current liabilities	9,694,329	7,820,494
Long-term liabilities:
Notes payable	163,858	159,213
Long-term debt	3,040,742	2,278,871
Total liabilities	12,898,929	10,258,578

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 52,625,491 and 51,414,294 shares issued and outstanding, respectively	526,255	514,143
Additional paid-in capital	119,903,169	118,140,838
Accumulated deficit	(83,872,798)	(80,182,606)
Deferred compensation	-	(55,347)
Total stockholders' equity	36,556,626	38,417,028
Total liabilities and stockholders’ equity	$49,455,555	$48,675,606

* The December 31, 2005 balance sheet was derived from our audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2006	2005

Revenues:
Product sales	$5,008,914	$4,955,066
Services	3,214,829	3,100,107
	8,223,743	8,055,173

Cost of revenues:
Product cost of revenues	1,955,175	2,007,870
Services cost of revenues	2,269,015	2,214,320
	4,224,190	4,222,190

Gross profit	3,999,553	3,832,983

Operating expenses:
Selling and marketing	2,604,820	2,417,278
General and administrative	2,341,638	1,780,165
Engineering and product development	255,179	327,939
	5,201,637	4,525,382

Loss from operations	(1,202,084)	(692,399)

Other income	-	88,667

Interest expense, net	(137,847)	(56,919)

Net loss	($ 1,339,931)	($ 660,651)

Basic and diluted net loss per share	($0.03)	($0.01)

Shares used in computing basic and diluted net loss per share	52,622,189	50,859,562

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005

Revenues:
Product sales	$10,252,826	$7,180,765
Services	6,052,079	5,857,740
	16,304,905	13,038,505

Cost of revenues:
Product cost of revenues	4,276,844	2,900,834
Services cost of revenues	4,655,244	3,953,724
	8,932,088	6,854,558

Gross profit	7,372,817	6,183,947

Operating expenses:
Selling and marketing	5,557,759	3,797,869
General and administrative	4,748,877	3,620,550
Engineering and product development	497,383	514,910
	10,804,019	7,933,329

Loss from operations	(3,431,202)	(1,749,382)

Other income	-	88,667

Interest expense, net	(258,990)	(128,048)

Net loss	($ 3,690,192)	($ 1,788,763)

Basic and diluted net loss per share	($0.07)	($0.04)

Shares used in computing basic and diluted net loss per share	52,399,143	46,322,904

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
BALANCE, DECEMBER 31, 2005	51,414,294	$514,143	$118,140,839	($80,182,606)	($ 55,347)	$38,417,029
Reversal of deferred compensation upon adoption of SFAS 123R	-	-	(55,347)	-	55,347	-
Exercise of stock options	50,187	502	75,678	-	-	76,180
Stock options issued to consultants for services	-	-	93,437	-	-	93,437
Stock-based compensation expense related to employee options	-	-	648,032	-	-	648,032
Stock-based compensation expense related to severance agreement	-	-	195,497	-	-	195,497
Issuance of restricted stock	860,000	8,600	157,088	-	-	165,688
Issuance of stock for Stern assets acquisition	101,010	1,010	190,725	-	-	191,735
Issuance of stock for AzurTec agreement	200,000	2,000	381,273	-	-	383,273
Amortization of deferred compensation	-	-	29,436	-	-	29,436
Registration expenses	-	-	(7,890)	-	-	(7,890)
Issuance of warrants for draws under line of credit	-	-	54,401	-	-	54,401
Net loss for the six months ended June 30, 2006	-	-	-	(3,690,192)	-	(3,690,192)
BALANCE, JUNE 30, 2006	52,625,491	$526,255	$119,903,169	($83,872,798)	$-	$36,556,626

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	($ 3,690,192)	($ 1,788,763)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	2,054,511	1,332,754
Stock options issued to consultants for services	93,437	31,859
Stock-based compensation expense related to employee options and restricted stock	805,122	-
Amortization of deferred compensation	29,436	44,232
Nonmonetary exchange of assets	-	(88,667)
Provision for bad debts	58,246	276,124
Changes in operating assets and liabilities, net of effects on acquired assets and liabilities:
Accounts receivable	(271,585)	232,694
Inventories	(27,785)	(587,401)
Prepaid expenses and other assets	367,049	435,313
Accounts payable	463,295	(1,281,364)
Accrued compensation and related expenses	(36,033)	(318,453)
Other accrued liabilities	(277,184)	(816,593)
Deferred revenues	170,707	(105,757)

Net cash used in operating activities	(260,976)	(2,634,022)
Cash Flows From Investing Activities:
Purchases of property and equipment	(34,830)	(61,345)
Lasers placed into service	(2,097,925)	(1,727,800)
Cash received from acquisition, net of costs incurred	-	5,578,416
Net cash (used in) provided by investing activities	(2,132,755)	3,789,271
Cash Flows From Financing Activities:
Proceeds from issuance of restricted common stock	8,600	-
Costs related to issuance of common stock	(7,890)	(161,739)
Proceeds from exercise of options	76,180	298,935
Proceeds from exercise of warrants	-	147,060
Payments on long-term debt	(113,509)	(137,028)
Payments on notes payable	(396,547)	(318,432)
Net advancements on lease line of credit	1,517,439	739,055
Decrease/(Increase) in restricted cash and cash equivalents	38,764	(94,602)
Net cash provided by financing activities	1,123,037	473,249
Net (decrease) increase in cash and cash equivalents	(1,270,694)	1,628,498
Cash and cash equivalents, beginning of period	5,403,036	3,884,817
Cash and cash equivalents, end of period	$4,132,342	$5,513,315

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background

PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company operates in five distinct business units, or segments (as described in Note 11): three in Dermatology, - Domestic XTRAC®, International Dermatology Equipment, and Skin Care (ProCyte®); and two in Surgical, - Surgical Services (SIS™) and Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers.

The Domestic XTRAC segment derives revenues from procedures performed by dermatologists in the United States. Our XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist and then we charge a fee-per-use to treat skin disease. The International Dermatology Equipment segment was formerly called the International XTRAC segment, but we re-named this segment following the addition of the VTRAC™ lamp-based system in 2006. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both domestically and internationally. The Surgical Products segment also sells other non-laser products (e.g., the ClearESS® II suction-irrigation system).

The XTRAC laser system is designed and manufactured by us to treat psoriasis, vitiligo, atopic dermatitis and leukoderma phototherapeutically. In January 2000, the Company received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® system, for the treatment of psoriasis. It was followed by FDA 510(k) clearance to treat vitiligo in March 2001, atopic dermatitis in August 2001, and leukoderma in May 2002. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 before any of its procedures had been approved for medical insurance reimbursement. In the last several years, the Company has sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. By the latter part of 2005, the Company had received many approvals for the reimbursement for use of the XTRAC system. We received approval from Blue Cross and Blue Shield of Florida in June 2006. The manufacturing facility for the XTRAC laser system is located in Carlsbad, California.

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations since emerging from bankruptcy in May 1995. As of June 30, 2006, the Company had an accumulated deficit of $83,872,798. The Company has historically financed its activities from operations, the private placement of equity securities and borrowings under lines of credit. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

Cash and cash equivalents as of June 30, 2006 were $4,300,509, including restricted cash of $168,167. Management believes that the existing cash balance together with its other existing financial resources, including its leasing credit line facility with a remaining availability of $3,731,638 (see Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the third quarter of 2007. The 2006 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC laser system based on wider insurance coverage in the United States and continuing cost savings from the integration of business operations acquired from ProCyte and the continued growth of our skin care products. However, depending upon the Company’s rate of growth and other operating factors, the Company may require additional equity or debt financing to meet its working capital requirements or capital expenditure needs for the balance of 2006. There can be no assurance that additional financing, if needed, will be available when required or, if available, can be obtained on terms satisfactory to the Company.

Since 2002, the Company has made significant progress in obtaining more extensive reimbursement approval including the Centers for Medicare and Medicaid Services and various private health plans for the treatment of skin disorders using the XTRAC system. The Company plans to continue to focus on securing reimbursement from more private insurers and to concentrate sales and marketing efforts where such reimbursement has become available. As additional approvals for reimbursements are obtained, the Company will increase spending on the marketing of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and, if necessary, expansion of its manufacturing facilities. Even with the approval for reimbursement by Centers for Medicare and Medicaid Services and recent approvals by certain private insurers, the Company may continue to face resistance from remaining private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure or to provide adequate levels of reimbursement.

The Company’s future success also depends in part upon increased patient acceptance of its excimer-laser-based systems for the treatment of a variety of skin disorders. The Company’s ability to introduce successful new products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological change, economic downturns, increased competition, other factors beyond the Company’s control or excessive costs in order to market the product and thus win patient acceptance. The Company is continuing to implement its rollout strategy for the XTRAC laser system in the United States in selected areas of the country where reimbursement is widely available. The success of the rollout depends on increasing physician and patient demand for the treatment.

Management cannot provide assurance that the Company will market the XTRAC product successfully or operate profitably in the future, or that it will not require significant additional financing in order to accomplish the objectives of its business plan. Consequently, the Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations

The financial statements as of June 30, 2006 and for the six months ended June 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2006, and the results of operations and cash flows for the six months ended June 30, 2006 and 2005. The results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Revenue Recognition

The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells the laser through a distributor or directly to a physician or (ii) places the lasers in physician’s offices (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; (iv) and collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 criteria have been met, and until that time, the unit is carried on the books of the Company as inventory.

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

Under the terms of the Company’s distributor agreements, distributors do not have a unilateral right to return any unit that they have purchased. However, the Company does allow products to be returned by its distributors for product defects or other claims.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended June 30, 2006 and 2005, the Company deferred $397,844 and $402,000, respectively, under this program.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended June 30, 2006, the Company deferred an additional $105,388 under this program, as all the SAB 104 Criteria for revenue recognition had not been met. At June 30, 2006, the Company had net deferred revenues of $187,153 under this program.

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

The Company estimates a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. The Company estimates that approximately 4% of the revenues under this program for the quarter ended June 30, 2006 are subject to being credited or refunded to the physician. The Company estimated that 11% of the revenues under this program for the quarter ended June 30, 2005 were subject to being credited or refunded to the physician.

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

Impairment of Long-Lived Assets and Intangibles

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group would be classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2006, no such impairment existed.

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2006, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets

Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2006, no such write-down was required.

Goodwill

Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2006, no such write-down was required.

Accrued Warranty Costs

The Company offers a warranty on product sales generally for a one to two-year period. In some cases, however, the Company offers longer periods in order to meet competition. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the six months ended June 30, 2006 is summarized as follows:

June 30, 2006
Accrual at beginning of period	$204,708
Additions charged to warranty expense	18,750
Expiring warranties	(58,455)
Claims paid	(28,710)
Accrual at end of period	$136,293

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 8,301,392 and 8,509,883 as of June 30, 2006 and 2005, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

Exchanges of Nonmonetary Assets

Exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets,” are measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the previous narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The Company elected to adopt this Statement in fiscal year 2005. For the three and six months ended June 30, 2006, the Company has not recognized any income or expense in accordance with this Statement. For the three and six months ended June 30, 2005, the Company recognized $88,667 of income in accordance with this Statement.

Share-Based Compensation

On January 1, 2006, The Company adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. SFAS No. 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and accordingly, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to consultants under the plans were recorded under SFAS No. 123.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three and six months ended June 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and six months ended June 30, 2006.

The pro-forma information presented in the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss:
As reported	($660,651)	($1,788,763)
Less: stock-based employee compensation expense included in reported net loss	40,033	44,232
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	(496,366)	(781,468)
Pro-forma	($1,116,984)	($2,525,999)
Net loss per share:
As reported	($0.01)	($0.04)
Pro-forma	($0.02)	($0.05)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Risk-free interest rate	5.00%		4.45%		4.63%		4.17%
Volatility	94.64%		117.09%		94.14%		103.88%
Expected dividend yield	0%		0%		0%		0%
Expected life	8.13	years	5	years	7.84	years	5	years
Estimated forfeiture rate	11%		N/A		11%		N/A

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three and six months ended June 30, 2006, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS No. 123R, the Company reduced pro-forma share-based compensation expense, presented in the notes to its financial statements, for actual forfeitures as they occurred.

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

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards made in the first quarter 2006 with the following weighted average assumptions:

Assumptions for Stock Awards	Six Months Ended June 30, 2006
Risk-free interest rate	4.32%
Volatility	70%
Expected dividend yield	0%
Expected Life	4.92 years

The Company calculated expected volatility for restricted stock based on historic daily stock price observations of our common stock during the three-year period immediately preceding the grant.

Options that were assumed from ProCyte and that were unvested as of March 18, 2005 were re-measured as of March 18, 2005 under intrinsic-value-based accounting. Unearned or deferred compensation of $132,081 was recorded and is being amortized over the remaining vesting period, which is an average of two years. The Company recognized $14,718 and $40,033 of such expense in the three months ended June 30, 2006 and 2005, respectively. The Company recognized $29,436 and $44,232 of such expense in the six months ended June 30, 2006 and 2005, respectively.

There was $336,410 and $78,544 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the three months ended June 30, 2006. There was $648,034 and $157,088 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the six months ended June 30, 2006. This expense is recognized in the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $16,815 and $93,437 was recognized during the three and six months ended June 30, 2006, respectively. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $31,859 was recognized during the three and six months ended June 30, 2005.

Reclassifications

The 2005 consolidated statements of operations have been revised to present product and services cost of revenues and operating expenses to the current presentation format.

Supplemental Cash Flow Information

During the six months ended June 30, 2006, the Company financed insurance policies through notes payable for $763,982, financed certain credit facility costs for $82,043, financed a license agreement with a note payable of $77,876 and issued warrants to a leasing credit facility which are valued at $54,401, and which offset the carrying value of debt. During the six months ended June 30, 2006, the Company issued 101,010 shares of its restricted common stock to Stern Laser srl (“Stern”) due upon achievement of another milestone under the Master Purchase Agreement. The cost associated with this issuance is included in the license from Stern, which is found in patents and licensed technologies. In March 2006, the Company also issued 200,000 shares of its restricted common stock to AzurTec, Inc. (“AzurTec”) as part of an investment in the capital stock of AzurTec as well as for a license agreement on AzurTec technology, both existing and to be developed in the future.

In connection with the purchase of ProCyte in March 2005, the Company issued 10,540,579 shares of common stock and assumed options to purchase 1,354,973 shares of its own common stock (see Note 2).

During the six months ended June 30, 2005, the Company financed insurance policies through notes payable for $978,252. During the six months ended June 30, 2005, the Company issued 248,395 shares of its restricted common stock to Stern upon attainment of certain milestones, which is included in patents and licensed technologies

For the six months ended June 30, 2006 and 2005, the Company paid interest of $296,990 and $162,107, respectively. Income taxes paid in the six months ended June 30, 2006 and 2005 were immaterial.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect this adoption of this interpretation to have a material impact on the company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). SAB No. 107 expresses views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Statement is discussed in Note 1, under “Stock-Based Compensation”.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment to Accounting Research Bulletin (ARB) No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

Note 2

Acquisitions:

ProCyte Transaction

On March 18, 2005, the Company completed the acquisition of ProCyte Corporation, which was organized in 1986. ProCyte develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies.

The aggregate purchase price of $28,086,208 consisted of the issuance of 10,540,579 shares of the Company’s common stock valued at $2.29 per share, the assumption of 1,354,973 common stock options valued at $2,033,132 net of deferred compensation of $132,081, and the incurrence of $1,915,150 of transaction costs. The merger consideration was based on a fixed exchange ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. As the exchange ratio was fixed, the fair value of PhotoMedex’s common stock for accounting purposes was based on a stock price of $2.29 per share, which was the average of the closing prices on the date of the announcement of the planned merger and the two days prior and afterwards.

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

The purchase price exceeded the fair value of the net assets acquired by $13,973,385, which was recorded as goodwill. The increase in goodwill recognized in the six months ended June 30, 2006 reflects management’s best estimate of pre-acquisition contingencies based upon plans entered into prior to March 18, 2006.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. The following are the Company’s unaudited pro-forma results for the three and six months ended June 30, 2006 and 2005, assuming the acquisition had occurred on January 1, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net revenues	$8,223,743	$8,055,173	$16,304,905	$16,008,067
Net loss	($1,339,931)	($660,651)	($3,690,192)	($1,890,815)
Basic and diluted loss per share	($0.03)	($0.01)	($0.07)	($0.04)
Shares used in calculating basic and diluted loss per share	52,622,189	50,859,562	52,399,143	50,748,782

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2005, nor are they indicative of future results of operations.

The Company’s goals for this acquisition are summarized below:

•	the addition of ProCyte's sales and marketing personnel should enhance the Company’s ability to market the XTRAC system;

•	ProCyte's presence in the skin health and hair care products market should present a growth opportunity for PhotoMedex to market its existing products;

•	the addition of ProCyte's cash balances as of the date of acquisition and of its operations should improve PhotoMedex's operating results and strengthen its balance sheet;

•	the combined company may recognize short-term cost savings and have the opportunity for additional longer-term cost efficiencies; and

•	the combination of the senior management of ProCyte and PhotoMedex should allow complementary skills to strengthen the management team.

Since the acquisition date, the Company has made progress toward the achievement of these goals. Financial and administrative functions were transferred from Redmond to Montgomeryville in June 2005. Integration of and coordination between the sales forces of the Skin Care and Domestic XTRAC business units is an ongoing process. Mr. Clifford, who had been responsible for domestic sales and marketing of the dermatologic business segments, left the Company in the second quarter of 2006, but will be available to the Company on a consulting basis.

Stern Laser Transaction

On September 7, 2004, the Company closed the transactions provided for in the Master Asset Purchase Agreement (the “Master Agreement”) with Stern. In March 2006, the Company issued an additional 101,010 shares of its restricted common stock to Stern based on a milestone set forth in the Master Agreement. As of June 30, 2006, the Company has issued an aggregate 589,854 shares of its restricted common stock to Stern in connection with the Master Agreement. The Company also agreed to pay Stern up to an additional $250,000 based on the achievement of two remaining milestones. The Company retains the right to pay these conditional sums in cash or in shares of its common stock, at its sole discretion. To provide for the issuance of shares, the Company has reserved for issuance, and placed into escrow, 110,136 shares of its unregistered stock. The per-share price of any shares issued in the future will be the average closing price of the Company’s common stock during the 10 trading days ending on the date of achievement of a particular milestone. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000. The primary asset acquired from Stern in the transaction is a license for Stern’s lamp-based technology, which was carried on the Company’s books at $1,076,323, net, as of June 30, 2006. Amortization of this intangible is on a straight-line basis over 10 years and began in January 2005. In the six months ended June 2006, Stern purchased $28,000 of products from the Company.

AzurTec Transaction

On March 30, 2006, the Company closed the transaction provided for in the Investment Agreement with AzurTec. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represents a 14% interest on a fully diluted basis. In accordance with APB No. 18, and related interpretations, the Company will account for its investment in AzurTec on the cost basis.

The Company also received a license from AzurTec with respect to its existing and future technology for the MetaSpex Laboratory System. The license gives the Company rights to manufacture and market the ex vivo versions of the MetaSpex product in exchange for certain royalty obligations. The license also provides the Company certain rights on a potential in situ version of the MetaSpex product. AzurTec remains responsible for the development and clinical trial costs of the MetaSpex products, for which AzurTec is committed to raise additional equity capital. AzurTec has contracted with the Company to resume development work of the ex vivo versions of the MetaSpex product. The Company will resume, and be paid for, such work once AzurTec has raised additional equity capital and has settled its prior indebtedness owed to the Company for development work. AzurTec is presently taking steps preliminary to raising the additional equity capital.

The Company assigned $268,291 as the fair value of the investment in AzurTec. It also assigned $114,982 as the fair value of the license it acquired from AzurTec. Amortization of this intangible is on a straight-line basis over 10 years, which began April 2006.

Note 3

Inventories:

Set forth below is a detailed listing of inventories:

	June 30, 2006	December 31, 2005
Raw materials and work in progress	$4,960,532	$4,998,847
Finished goods	3,201,855	3,048,597
Total inventories	$8,162,387	$8,047,444

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $0 and $69,963 as of June 30, 2006 and December 31, 2005, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the SAB 104 Criteria have been met. At times, units are shipped but revenue is not recognized until all of the criteria have been met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid. As of June 30, 2006 and December 31, 2005, the Company carried specific reserves for excess and obsolesce against its inventories of $1,117,841 and $931,719, respectively.

Note 4

Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	June 30, 2006	December 31, 2005
Lasers in service	$14,278,580	$12,657,701
Computer hardware and software	334,490	334,490
Furniture and fixtures	341,573	338,089
Machinery and equipment	680,424	755,565
Autos and trucks	382,690	382,690
Leasehold improvements	248,658	238,276
	16,266,415	14,706,811
Accumulated depreciation and amortization	(8,606,198)	(7,662,098)
Property and equipment, net	$7,660,217	$7,044,713

Depreciation expense was $1,430,093 and $946,267 for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and December 31, 2005, net property and equipment included $445,729 and $530,191, respectively, of assets recorded under capitalized lease arrangements, of which $189,200 and $302,710 was included in long-term debt at June 30, 2006 and December 31, 2005, respectively (see Note 9).

Note 5

Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	June 30, 2006	December 31, 2005
Patents, owned and licensed, at gross costs of $470,416 and $438,940, net of accumulated amortization of $213,129 and $194,660, respectively.	$257,287	$244,280
Other licensed or developed technologies, at gross costs of $2,432,259 and $2,047,665, net of accumulated amortization of $855,340 and $714,391, respectively.	1,576,919	1,333,274
	$1,834,206	$1,577,554

Related amortization expense was $159,418 and $119,112 for the six months ended June 30, 2006 and 2005, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec (see Note 2). On March 31, 2006, the Company closed the transaction provided for in the License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). Pursuant to the license agreement, the Company must reimburse $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 6

Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

	June 30, 2006	December 31, 2005
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $618,000 and $378,000, respectively.	$1,782,000	$2,022,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $437,745 and $267,747, respectively.	1,262,255	1,432,253
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $141,630 and $86,628, respectively.	958,370	1,013,372
	$4,002,625	$4,467,625

Related amortization expense was $465,000 and $267,375 for the six months ended June 30, 2006 and 2005, respectively. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7

Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	June 30, 2006	December 31, 2005
Accrued warranty	$136,293	$204,708
Accrued professional and consulting fees	271,977	437,396
Accrued sales taxes	193,988	184,764
Other accrued expenses	57,149	109,723
Total other accrued liabilities	$659,407	$936,591

Note 8

Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	June 30, 2006	December 31, 2005
Note Payable - secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$171,501	$183,425

Note Payable - unsecured creditor, non-interest bearing, payable in 18 equal monthly installments of $4,326 through October 2007	69,223	-

Note payable - secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	12,755	26,736

Note Payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2006	-	177,450

Note Payable - unsecured creditor, interest at 8.97%, payable in monthly principal and interest installments of $16,578 through November 2006	81,063	-

Note Payable - unsecured creditor, interest at 5.39%, payable in monthly principal and interest installments of $63,563 through February 2007	498,380	-
	832,922	387,611
Less: current maturities	(669,064)	(228,398)
Notes payable, net of current maturities	$163,858	$159,213

Note 9

Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt:

	June 30, 2006	December 31, 2005
Borrowings on credit facility:
Draw 1 - effective interest at 17.79%, payable in monthly principal and interest installments of $48,156.46 through June 2007.	$543,187	$792,362
Draw 2 - effective interest at 17.14%, payable in monthly principal and interest installments of $9,957.08 through September 2007.	138,990	189,543
Draw 3 - effective interest at 17.61%, payable in monthly principal and interest installments of $4,796.60 through December 2007.	79,021	102,541
Draw 4 - effective interest at 12.62%, payable in monthly principal and interest installments of $34,859.11 through June 2008.	755,640	922,350
Draw 5 - effective interest at 12.94%, payable in monthly principal and interest installments of $28,756.93 through September 2008.	690,646	823,810
Draw 6 - effective interest at 13.36%, payable in monthly principal and interest installments of $28,923.11 through December 2008.	758,576	895,524
Draw 7 - effective interest at 13.74%, payable in monthly principal and interest installments of $40,887.14 through March 2009.	1,159,093	-
Draw 8 - effective interest at 13.45%, payable in monthly principal and interest installments of $40,155.04 through June 2009.	1,241,814	-
Total borrowings on credit facility	$5,366,967	$3,726,130
Capital lease obligations (see Note 4)	189,200	302,710
Less: current portion	(2,515,425)	(1,749,969)
Total long-term debt	$3,040,742	$2,278,871

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

The Company obtained a third tranche under the leasing credit facility for $5,000,000 on June 30, 2006. The Company accounts for draws under this third tranche in the same manner as under the second tranche.

The Company made the following draws against the line for 2006, as follows:

	Draw 7	Draw 8
Date of draw	3/29/06	6/30/06
Amount of draw	$1,287,487	$1,268,362
Stated interest rate	9.45%	9.22%
Effective interest rate	13.74%	13.45%
Number of warrants issued	20,545	24,708
Exercise price of warrants per share	$2.06	$1.69
Fair value of warrants	$27,853	$26,548

The fair value of the warrants granted under the draws is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

	Warrants granted under Draw 7	Warrants granted under Draw 8
Risk-free interest rate	4.79%	5.18%
Volatility	87.16%	84.17%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.

As of June 30, 2006, the Company had available $3,731,638 from the third tranche of the line of credit from which to draw on in the future.

Capital Leases

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).

Note 10

Employee Stock Benefit Plans

The Company has stock-based compensation plans available to grant, among other things, incentive and non-incentive stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. Under the 2005 Equity Compensation Plan (the “Plan”), a maximum of 3,160,000 shares of the Company’s common stock are available for issuance. Following the approval of the Plan on December 28, 2005, the Company will not grant any new awards under any previously existing stock-based compensation plans, except the Outside Director Plan. At June 30, 2006, 1,182,500 shares were available for future grants under the Plan and 403,750 shares were available under the Outside Director Plan. As of June 30, 2006, 9,000 options have been issued under the 2005 Investment Plan.

Stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding, January 1, 2006	5,077,646	$2.12	4.03
Granted	1,307,500	2.20
Exercised	(50,187)	1.52
Cancelled	(179,129)	3.15
Outstanding, June 30, 2006	6,155,830	$2.11	4.84
Options excercisable at June 30, 2006	3,803,523	$2.00

At June 30, 2006, there was $5,149,025 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.72 years.

Note 11

Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three and six months ended June 30, 2006 and 2005, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that was carried at $2,944,423 at June 30, 2006 and December 31, 2005 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at June 30, 2006 from the ProCyte acquisition has been entirely allocated to the Skin Care segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended June 30, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,328,215	$290,616	$3,069,827	$1,749,315	$1,785,770	$8,223,743
Costs of revenues	879,464	122,069	939,795	1,363,760	919,102	4,224,190
Gross profit	448,751	168,547	2,130,032	385,555	866,668	3,999,553
Gross profit %	33.8%	58.0%	69.4%	22.0%	48.5%	48.6%

Allocated Operating expenses:
Selling, general and administrative	973,050	44,136	1,213,772	253,573	137,790	2,622,321
Engineering and product development	-	-	126,520	-	128,659	255,179

Unallocated Operating expenses	-	-	-	-	-	2,324,137
	973,050	44,136	1,340,292	253,573	266,449	5,201,637
Income (loss) from operations	(524,299)	124,411	789,740	131,982	600,219	(1,202,084)

Interest expense, net	-	-	-	-	-	(137,847)

Net income (loss)	($524,299)	$124,411	$789,740	$131,982	$600,219	($1,339,931)

	Three Months Ended June 30, 2005
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$889,171	$314,183	$3,522,214	$2,003,380	$1,326,225	$8,055,173
Costs of revenues	689,990	234,155	1,059,336	1,502,219	736,490	4,222,190
Gross profit	199,181	80,028	2,462,878	501,161	589,735	3,832,983
Gross profit %	22.4%	25.5%	69.9%	25.0%	44.5%	47.6%

Allocated Operating expenses:
Selling, general and administrative	674,934	92,594	1,469,403	330,183	145,243	2,712,357
Engineering and product development	-	-	153,916	-	174,023	327,939

Unallocated Operating expenses	-	-	-	-	-	1,485,086
	674,934	92,594	1,623,319	330,183	319,266	4,525,382
Income (loss) from operations	(475,753)	(12,566)	839,559	170,978	270,469	(692,399)

Other income						88,667
Interest expense, net	-	-	-	-	-	(56,919)

Net income (loss)	($475,753)	($12,566)	$839,559	$170,978	$270,469	($660,651)

	Six Months Ended June 30, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,387,845	$821,681	$6,530,388	$3,365,349	$3,199,642	$16,304,905
Costs of revenues	1,826,076	452,359	1,992,239	2,778,338	1,883,076	8,932,088
Gross profit	561,769	369,322	4,538,149	587,011	1,316,566	7,372,817
Gross profit %	23.5%	44.9%	69.5%	17.4%	41.1%	45.20%

Allocated Operating expenses:
Selling, general and administrative	2,105,001	61,567	2,641,946	505,649	278,597	5,592,760
Engineering and product development	-	-	232,255	-	265,128	497,383

Unallocated Operating expenses	-	-	-	-	-	4,713,876
	2,105,001	61,567	2,874,201	505,649	543,725	10,804,019
Income (loss) from operations	(1,543,232)	307,755	1,663,948	81,362	772,841	(3,431,202)

Interest expense, net	-	-	-	-	-	(258,990)

Net income (loss)	($1,543,232)	$307,755	$1,663,948	$81,362	$772,841	($3,690,192)

	Six Months Ended June 30, 2005
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,523,189	$602,385	4,145,515	$4,074,030	$2,693,386	$13,038,505
Costs of revenues	1,093,171	393,750	1,285,293	2,817,679	1,264,665	6,854,558
Gross profit	430,018	208,635	2,860,222	1,256,351	1,428,721	6,183,947
Gross profit %	28.2%	34.6%	69.0%	30.8%	53.0%	47.4%

Allocated Operating expenses:
Selling, general and administrative	1,205,922	153,627	1,826,205	621,299	303,396	4,110,449
Engineering and product development	-	-	167,713	-	347,197	514,910

Unallocated Operating expenses	-	-	-	-	-	3,307,970
	1,205,922	153,627	1,993,918	621,299	650,593	7,933,329
Income (loss) from operations	(775,904)	55,008	866,304	635,052	778,128	(1,749,382)

Other income						88,667
Interest expense (income), net	-	-	4,079	-	-	(128,048)

Net income (loss)	($775,904)	$55,008	870,383	$635,052	$778,128	($1,788,763)

	June 30, 2006	December 31, 2005
Assets:
Total assets for reportable segments	$43,885,892	$42,341,988
Other unallocated assets	5,569,663	6,333,618
Consolidated total	$49,455,555	$48,675,606

For the three and six months ended June 30, 2006 and 2005 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Domestic	$7,133,862	$7,217,589	$13,793,240	$11,683,255
Foreign	1,089,881	837,584	2,511,665	1,355,250
	$8,223,743	$8,055,173	$16,304,905	$13,038,505

Note 12

Significant Alliances/Agreements:

On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. (“GlobalMed”). Under this agreement, GlobalMed acts as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser and for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. The Company has engaged Dr. Matlock as a consultant to explore further business opportunities for the Company. In connection with this engagement, Dr. Matlock received options to purchase up to 25,000 shares of the Company’s common stock at an exercise price which was the market value of the Company’s common stock on the date of the grant. In July 2006, the Company broadened the territory covered by the Sales and Marketing Agreement to include the United States and added Innogyn, Inc., a related party of GlobalMed, as co-distributor under the agreement.

On July 27, 2005, the Company entered into a Marketing Agreement with KDS Marketing, Inc. (“KDS”). Using money invested by each party, KDS has researched market opportunities for the Company’s diode laser and related delivery systems, and KDS is now marketing the diode laser primarily through a website that physicians may access for information about purchasing the lasers. KDS began marketing the laser in the first quarter 2006.

On March 30, 2006, the Company entered a strategic relationship with AzurTec to resume development, and to undertake the manufacture and distribution, of AzurTec's MetaSpex Laboratory System, a light-based system designed to detect certain cancers of the skin. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represent a 14% interest in AzurTec on a fully diluted basis. The Company will assist in the development of FDA-compliant prototypes for AzurTec’s product. Continuing development of this project requires additional investment by AzurTec, which AzurTec has undertaken to raise. The Company will resume development once the additional investment has been raised, and AzurTec has settled its prior indebtedness to the Company for development work.

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

As part of our commercialization strategy in the United States, we provide the XTRAC laser system to targeted dermatologists at no initial capital cost to them. Unlike our international strategy, we generally do not sell the laser system, but maintain ownership of the laser and earn revenue each time a physician treats a patient with the equipment. We believe that this strategy will create incentives for physicians to adopt the XTRAC laser system and will increase market penetration.

For the past six years, we have sought to clear the path of obstacles and barriers to the roll-out of the XTRAC laser system in dermatology. In 2000, the laser system, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer-based laser system. For the first two years, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years, we have pursued widespread reimbursement commencing with obtaining newly created Current Procedure Terminology (“CPT”) reimbursement codes that became effective in 2003. This was followed by a lengthy process of persuading private medical insurers to adopt a positive reimbursement policy for the procedure followed this. Substantive progress on reimbursement was achieved in the second half of 2005. We received approval from Blue Cross and Blue Shield of Florida in June 2006.

We increased our dermatology sales force and marketing department as part of the acquisition of ProCyte in March 2005. We now have 11 sales representatives in the domestic XTRAC segment and 19 sales representatives in the Skin Care segment. The representatives of each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system. In November 2005, we commenced an advertising campaign in selected regions that have declined certain levels of reimbursement in order to make consumers aware of the technology and therapeutic benefits of targeted UVB laser treatment for psoriasis. We continue to analyze and adjust this campaign for cost-effectiveness.

International Dermatology Equipment

In the international market, we derive revenues by selling the dermatology laser systems to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser systems in the international segment is influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we charge to international distributors for our XTRAC products. In 2005, as a result of the acquisition of worldwide rights to certain proprietary light-based technology from Stern, we also explored new product offerings in the treatment of dermatological conditions. We intend to expand the international marketing of this product, called the VTRAC™, in 2006. The VTRAC is a lamp-based UVB targeted therapy, positioned at a price point lower than the XTRAC laser system so that it will effectively compete with other non-laser-based therapies for psoriasis and vitiligo.

Due to the significant financial investment requirements, we did not implement an international XTRAC and/or VTRAC fee-per-use revenue model, similar to our domestic revenue model. However, as reimbursement in the domestic market has become more widespread, we have recently started to offer a version of this model overseas.

Skin Care (ProCyte)

On March 18, 2005, we completed the acquisition of ProCyte Corporation. ProCyte generates revenues from the sale of skin health, hair care and wound care products; the sale of copper peptide compound in bulk; and royalties on licenses for the patented copper peptide compound.

The operating results of ProCyte for the six months ended June 30, 2005 are included from March 19, 2005 through June 30, 2005. Under purchase accounting rules, the operating results of ProCyte for prior periods are not included in our Statement of Operations. A description of transaction and pro-forma operating results are disclosed as part of Note 2, “Acquisitions”, to the financial statements.

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

ProCyte’s financial and administrative functions were transferred from Redmond to Montgomeryville in June 2005. Integration of and coordination between the sales forces of the Skin Care and Domestic XTRAC business units is ongoing.

Surgical Services

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. Although we intend to increase our investment in this business segment in 2006, we will continue to pursue a cautious growth strategy in order to conserve our cash resources for the XTRAC business segments.

We have limited marketing experience in expanding our surgical services business. The majority of this business is in the southeastern part of the United States. New procedures and geographical expansion, together with new customers and different business habits and networks, will likely pose different challenges compared to those that we have encountered in the past. Indeed, we are presently negotiating to provide our surgical services through a national hospital network, where the roll-out would be done serially, region by region, each with its own challenges. There can be no assurance that we will be able to overcome such challenges.

Surgical Products

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both inside and outside of the United States. Also included are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). Although surgical product revenues increased in 2006 compared to 2005, we expect that sales of surgical laser systems and the related disposable base may begin to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset this erosion by expanding our surgical services segment and by increasing sales from the diode surgical laser introduced in 2004.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three and six months ended June 30, 2006. These critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005 *
XTRAC Domestic Services	$1,328,215	$889,171	$2,387,845	$1,523,189
International Dermatology Equipment Products	290,616	314,183	821,681	602,385
Skin Care (ProCyte) Products	3,069,827	3,522,214	6,530,389	4,145,515
Total Dermatology Revenues	4,688,658	4,725,568	9,739,915	6,271,089

Surgical Services	1,749,315	2,003,380	3,365,349	4,074,030
Surgical Products	1,785,770	1,326,225	3,199,641	2,693,386
Total Surgical Revenues	3,535,085	3,329,605	6,564,990	6,767,416

Total Revenues	$8,223,743	$8,055,173	$16,304,905	$13,038,505

* Since ProCyte was acquired on March 18, 2005, the operating results of ProCyte for the six months ended June 30, 2005 include activity from ProCyte from March 19, 2005 through June 30, 2005.

Domestic XTRAC Segment

Recognized revenue for the three months ended June 30, 2006 and 2005 for domestic XTRAC procedures was $1,328,215 and $889,171, respectively, reflecting billed procedures of 21,365 and 13,811, respectively. In addition, 1,479 and 1,692 procedures were performed in the three months ended June 30, 2006 and 2005, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized revenue for the six months ended June 30, 2006 and 2005 for domestic XTRAC procedures was $2,387,845 and $1,523,189, respectively, reflecting billed procedures of 40,125 and 25,115, respectively. In addition, 2,652 and 2,806 procedures were performed in the six months ended June 30, 2006 and 2005, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the period ended June 30, 2006 compared to the comparable period in 2005 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in these levels are dependent upon more widespread adoption of CPT codes with comparable rates by private healthcare insurers and on building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

In the first quarter of 2003, we implemented a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended June 30, 2006, we deferred net revenues of $105,388 under this program compared to $51,865 for the three months ended June 30, 2005. For the six months ended June 30, 2006, we deferred net revenues of $156,468 under this program compared to $32,715 for the six months ended June 30, 2005. The change in deferred revenue under this program is presented in the table below.

The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Recognized revenue	$1,328,215	$889,171	$2,387,845	$1,523,189
Change in deferred program revenue	105,388	51,865	156,468	32,715
Change in deferred unused treatments	(23,781)	(39,700)	86,273	95,800
Net billed revenue	$1,409,822	$901,336	$2,630,586	$1,651,704
Procedure volume total	22,844	15,503	42,777	27,921
Less: Non-billed procedures	1,479	1,692	2,652	2,806
Net billed procedures	21,365	13,811	40,125	25,115
Avg. price of treatments billed	$65.99	$65.26	$65.56	$66.77
Change in procedures with deferred/(recognized) program revenue, net	1,597	795	2,387	497
Change in procedures with deferred unused treatments, net	(360)	(608)	1,316	1,457

The average price for a treatment may be reduced in some pre-agreed instances based on the volume of treatments performed. The average price for a treatment also varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not generally been practical to use our therapy to treat severe psoriasis patients, but this may change as our new product, the XTRAC Ultra, has shorter treatment times. A study undertaken with the guidance of John Koo, MD will evaluate the effectiveness of the Ultra in treating patients suffering from severe psoriasis.

International Dermatology Equipment Segment

International sales of our dermatology equipment and related parts were $290,616 for the three months ended June 30, 2006 compared to $314,183 for the three months ended June 30, 2005. We sold 6 laser systems in each of the three months ended June 30, 2006 and 2005. International sales of our dermatology equipment and related parts were $821,681 for the six months ended June 30, 2006 compared to $602,385 for the six months ended June 30, 2005. We sold 18 and 11 laser systems in the six months ended June 30, 2006 and 2005, respectively. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has reduced the prices we charge to international distributors. Furthermore, average selling prices for international dermatology equipment are influenced by the following two factors:

•
We have begun selling refurbished domestic XTRACs laser systems into the international market. The selling price for used equipment is substantially less than new equipment. We sold two and five of these used lasers at an average price of $28,000 for the three and six months ended June 30, 2006, respectively; and

•
We have begun selling the new VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment. In the three and six months ended June 30, 2006, we sold two and four VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$290,616	$314,183	$821,681	$602,385
Laser systems sold	6	6	18	11
Average revenue per laser	$48,436	$52,363	$45,649	$54,762

Skin Care (ProCyte) Segment

For the three months ended June 30, 2006, ProCyte revenues were $3,069,827 compared to $3,522,214 in the three months ended June 30, 2005. For the six months ended June 30, 2006, ProCyte revenues were $6,530,389 compared to $4,145,515 in the six months ended June 30, 2005. Since ProCyte was acquired on March 18, 2005, the operating results of ProCyte for the six months ended June 30, 2005 include activity from ProCyte from March 19, 2005 through June 30, 2005. ProCyte revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena. For the full six months June 30, 2005, unaudited Skin Care revenues were approximately $7.1 million.

Bulk compound sales decreased $219,550 for the three months ended June 30, 2006 to the comparable prior year period. These sales are mainly from Neutrogena and will affect future royalties earned from Neutrogena. OEM distributor sales decreased $183,248 for the three months ended June 30, 2006 to the comparable prior year period, which is included in product sales.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product sales	$2,838,815	$3,007,076	$5,916,377	$3,459,940
Bulk compound sales	128,000	347,550	384,000	503,550
Royalties	103,012	167,588	230,012	182,025
Total ProCyte revenues	$3,069,827	$3,522,214	$6,530,389	$4,145,515

Surgical Services Segment

In the three months ended June 30, 2006 and 2005, surgical services revenues were $1,749,315 and $2,003,380, respectively, representing a 12.7% decrease from the comparable period in 2005. In the six months ended June 30, 2006 and 2005, surgical services revenues were $3,365,349 and $4,074,030, respectively, representing a 17.4% decrease from the comparable period in 2005. These decreases were primarily due to the six territories that we closed since January 1, 2005, the largest of which was in the fourth quarter of 2005, and business interruption in New Orleans and Alabama from the hurricanes in August and September 2005. Two of our territories were closed on the western side of Florida due to the termination of a customer contract. We closed the other four territories for insufficient profitability. During the first quarter of 2006, we have begun work with a regional hospital system in central Florida, which we expect will generate annual revenue exceeding the annual revenue lost in the western part of the state.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1,749,315	$2,003,380	$3,365,349	$4,074,030

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the three months ended June 30, 2006, surgical products revenues were $1,785,770 compared to $1,326,225 in the three months ended June 30, 2005. The increase was due to $230,000 in additional laser system revenues reflecting an increase in the number of systems sold (27 vs. 12), partially offset by a decline in the average price per laser sold. For the six months ended June 30, 2006, surgical products revenues were $3,199,641 compared to $2,693,385 in the six months ended June 30, 2005. The increase was due to $444,000 in additional laser system revenues reflecting an increase in the number of systems sold (45 vs. 17), partially offset by a decline in the average price per laser sold.

The decrease in average price per laser was largely due to the mix of lasers sold. Included in laser sales during the three and six months ended June 30, 2006 were sales of 23 and 36 diode lasers, respectively, which have lower sales prices than our other types of lasers. There were sales of 8 and 9 diode lasers, respectively, during the three and six months ended June 30, 2005.

Disposables and fiber sales increased 24% and 8% between the comparable three-month and six-month periods ended June 30, 2006 and 2005. Despite this increase, we expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We continue to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. We hope to offset the decline in laser and disposables revenues by sales of CO2 and diode surgical lasers.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1,785,770	$1,326,225	$3,199,641	$2,693,385
Laser systems sold	27	12	45	17
Laser system revenues	$625,590	$395,800	$1,092,340	$649,695
Average revenue per laser	$23,170	$32,983	$24,274	$38,217

Cost of Revenues

Our cost of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in the International Dermatology Equipment segment, the Skin Care segment (with royalties included in the services side of the segment), and the Surgical Products segment (with laser maintenance fees included in the services side of this segment). Within services cost of revenues are the costs associated with the Domestic XTRAC segment and the Surgical Services segment, as well as costs associated with royalties and maintenance.

Product cost of revenues for the three months ended June 30, 2006 was $1,955,175 compared to $2,007,870 for the three months ended June 30, 2005. The $52,695 decrease reflected decreases of $119,541 in costs for the ProCyte business and $112,086 associated with the dermatology laser equipment sold outside the United States, due to decreased sales, and an offsetting increase of $178,932 for surgical products due to increased sales.

Product cost of revenues for the six months ended June 30, 2006 was $4,276,844 compared to $2,900,834 for the six months ended June 30, 2005. The $1,376,010 increase reflected an increase of $706,946 of costs for the ProCyte business acquired on March 18, 2005, and as such, the operating results of ProCyte for the six months ended June 30, 2005 include activity from ProCyte from March 19, 2005 through June 30, 2005. Additionally there was an increase of $610,456 for surgical products due to lower production levels that resulted in increased unabsorbed overhead costs and $58,608 associated with the increase in sales of dermatology laser equipment sold outside the United States.

Services cost of revenues was $2,269,015 in the three months ended June 30, 2006 compared to $2,214,320 in the comparable period in 2005. Contributing to the $54,695 increase was an $189,474 increase in the Domestic XTRAC business segment due to increased depreciation on the lasers of $186,000. This was offset by a decrease of $134,778 in the cost of revenues for the surgical services business, due to decreased revenues.

Services cost of revenues was $4,655,244 in the six months ended June 30, 2006 compared to $3,953,724 in the comparable period in 2005. Contributing to the $701,520 increase was an $732,905 increase in the Domestic XTRAC business segment due to increased depreciation on the lasers of $430,000 and abnormal gas consumption, which has been corrected by software modifications. This was offset by a decrease of $31,385 in the cost of revenues for the surgical services business, due to decreased revenues.

Certain allocable XTRAC manufacturing overhead costs are charged against the XTRAC service revenues. The manufacturing facility in Carlsbad, California is used exclusively for the production of the XTRAC lasers. The unabsorbed costs are allocated to the domestic XTRAC and the international dermatology equipment segments based on actual production of lasers for each segment. Included in these allocated manufacturing costs are unabsorbed labor and direct plant costs.

Gross Margin Analysis

Gross margin increased to $3,999,553 during the three months ended June 30, 2006 from $3,832,983 during the same period in 2005. As a percent of revenues, gross margin increased to 48.6% for the three months ended June 30, 2006 from 47.6% for the same period in 2005. Gross margin increased to $7,372,817 during the six months ended June 30, 2006 from $6,183,947 during the same period in 2005. As a percent of revenues, gross margin decreased to 45.2% for the six months ended June 30, 2006 from 47.4% for the same period in 2005.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$8,223,743	8,055,173	$16,304,905	$13,038,505
Percent increase	2.1%		25.1%
Cost of revenues	4,224,190	4,222,190	8,932,088	6,854,558
Percent increase	0.0%		30.6%
Gross profit	$3,999,553	$3,832,983	$7,372,817	$6,183,947
Gross profit percentage	48.6%	47.6%	45.2%	47.4%

The primary reasons for the increase in gross margin for the three months ended June 30, 2006, compared to the same period in 2005 were as follows:

•
We sold a greater number of treatment procedures for the XTRAC laser. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement.

•
We sold a greater number of surgical laser systems due to the increased marketing of the diode laser. These units were primarily sold to our master distributor at a gross margin of approximately a 36%.

The primary reasons for the increase in gross margin for the six months ended June 30, 2006, compared to the same period in 2005 were as follows:

•
Our skin care business has the highest gross profit percentage of any of our business segments. However, we acquired ProCyte on March 18, 2005, and, as such, the operating results of ProCyte for the six months ended June 30, 2005 only included activity from March 19, 2005 through June 30, 2005.

•
We sold a greater number of treatment procedures for the XTRAC laser in 2006 than in 2005. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement.

•
We sold a greater number of surgical laser systems due to the increased marketing of the diode laser. These units were primarily sold to our master distributor at a gross margin of approximately a 36%.

•
Offsetting the above was an increase in depreciation of $430,000 included in the XTRAC domestic cost of sales as a result of increasing the overall placements of new lasers since the period ended June 30, 2005.

•
In the surgical products segment, unabsorbed labor and overhead plant costs, due to lower production levels, accounted for $387,000 of the increase in cost of goods sold for the six months ended June 30, 2006.

•
Surgical Services revenues decreased due to lost contracts, while costs related to laser repairs increased during the period. Some revenues were lost due to hurricanes. While we believe a portion of the loss will be covered by insurance, we will not record any expected recovery until we have greater assurance of such recovery.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods presented below:

XTRAC Domestic Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1,328,215	$889,171	$2,387,845	$1,523,189
Percent increase	49.4%		56.8%
Cost of revenues	879,464	689,990	1,826,076	1,093,171
Percent increase	27.5%		67.0%
Gross profit	$448,751	$199,181	$561,769	$430,018
Gross profit percentage	33.8%	22.4%	23.5%	28.2%

Gross margin increased for this segment for the three and six months ended June 30, 2006 from the comparable period in 2005 by $249,570 and $131,751, respectively. The key factors for the increase were as follows:

•
A key driver in increased revenue in this segment is insurance reimbursement and increased direct-to-consumer advertising in targeted territories. In 2005, several private health insurance plans adopted a favorable policy to cover the medically necessary treatment of psoriasis using our XTRAC laser system. (United Healthcare, Highmark, Independence Blue Cross, Empire BCBS, Cigna, Premera, Blue Cross of Michigan) These insurers added to the group of companies that adopted a favorable policy in 2004. In 2006, we increased our level of direct to consumer advertising to recruit patients to dermatologists office to seek treatment with the XTRAC Laser system. While the advertising helped increase revenues, the advertising is also costly. We continue to analyze and adjust the advertising campaigns for cost-effectiveness.

•
Procedure volume increased 55% from 13,811 to 21,365 billed procedures in the three months ended June 30, 2006 compared to the same period in 2005. Procedure volume increased 60% from 25,115 to 40,125 billed procedures in the six months ended June 30, 2006 compared to the same period in 2005.

•	Price per procedure did not change significantly between the periods.

•
The cost of revenues increased by $189,474 for the three months ended June 30, 2006. This increase is due to an increase in depreciation on the lasers in service of $186,000 over the comparable prior year period. The cost of revenues increased by $732,905 for the six months ended June 30, 2006. This increase is due to an increase in depreciation on the lasers in service of $430,000 over the comparable prior year period and abnormal gas consumption, which has been corrected by software modification. The depreciation costs will continue to increase in subsequent periods as the business grows. In addition, there was an increase in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues.

The following table analyzes our gross margin for our International Dermatology Equipment segment for the periods presented below:

International DermatologyEquipment Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$290,616	$314,183	$821,681	$602,385
Percent (decrease) increase	(7.5%)		36.4%
Cost of revenues	122,069	234,155	452,359	393,750
Percent (decrease) increase	(47.9%)		14.9%
Gross profit	$168,547	$80,028	$369,322	$208,635
Gross profit percentage	58.0%	25.5%	44.9%	34.6%

Gross margin for the three and six months ended June 30, 2006 increased by $88,519 and $160,687 from the comparable period in 2005. The key factors for the increase were as follows:

•
We sold four XTRAC laser systems and two VTRAC lamp-based excimer systems during the three months ended June 30, 2006 and six XTRAC laser systems in the comparable period in 2005. We sold fourteen XTRAC laser systems and four VTRAC lamp-based excimer systems during the six months ended June 30, 2006 and eleven XTRAC laser systems in the comparable period in 2005. The VTRAC systems have a higher gross margin than the XTRAC laser systems.

•
The International dermatology equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products. Partially offsetting the increase in the number of laser systems sold was a decrease in the average price of the laser systems sold. After adjusting the revenue for parts sales of approximately $63,000, the average price for lasers sold during this period was approximately $38,000 in the three months ended June 30, 2006, down from $43,400 in the comparable period in 2005. Contributing to the overall decrease in the average selling price in the three months ended June 30, 2006 was the sale of certain used lasers which were previously deployed in the U. S. operations and sold at a discount to the list price for new equipment. We sold two of these used lasers at an average price of $28,000. Each of these lasers had a net book value of less than the cost of a new XTRAC laser system.

After adjusting the revenue for parts sales of approximately $150,000, the average price for lasers sold during this period was approximately $37,000 in the six months ended June 30, 2006, down from $46,000 in the comparable period in 2005. Contributing to the overall decrease in the average selling price in the six months ended June 30, 2006 was the sale of certain used lasers which were previously deployed in the US operations and sold at a discount to the list price for new equipment. We sold four of these used lasers at an average price of $28,000. Each of these lasers had a net book value of less than the cost of a new XTRAC laser system.

•	Additionally, for the three months ended June 30, 2006, the gross profit percentage increased due to an improvement in the absorption of manufacturing costs.

The following table analyzes our gross margin for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product revenues	$2,838,815	$3,007,076	$5,916,377	$3,459,940
Bulk compound revenues	128,000	347,550	384,000	503,550
Royalties	103,012	167,588	230,012	182,025
Total revenues	3,069,827	3,522,214	6,530,389	4,145,515

Product cost of revenues	860,356	821,633	1,753,920	918,314

Bulk compound cost of revenues	79,440	237,703	238,320	366,979
Total cost of revenues	939,795	1,059,336	1,992,240	1,285,293
Gross profit	$2,130,032	$2,462,878	$4,538,149	$2,860,222
Gross profit percentage	69.4%	69.9%	69.5%	69.0%

Gross margin for the three months ended June 30, 2006 decreased by $332,846 for the comparable period in 2005. The key factor for the decrease were as follows:

•
Revenues decreased $452,387 for the three months ended June 30, 2006 compared to the three month ended June 30, 2005. The gross margin on the decrease of revenues was approximately $316,671 since the average gross margin percentage is 70%.

Gross margin for the six months ended June 30, 2006 increased by $1,677,927 for the comparable period in 2005. The key factors for this business were as follows:

•
Skin Care (ProCyte) business was acquired on March 18, 2005 and, as such, the operating results of ProCyte for the six months ended June 30, 2005 included activity from March 19, 2005 through June 30, 2005.

•
Copper Peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no significant costs associated with this revenue stream.

The following table analyzes our gross margin for our Surgical Services segment for the periods presented below:

Surgical Services Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1,749,315	$2,003,380	$3,365,349	$4,074,030
Percent decrease	(12.7%)		(17.4%)
Cost of revenues	1,363,760	1,502,219	2,778,339	2,817,679
Percent decrease	(9.2%)		(1.4%)
Gross profit	$385,555	$501,161	$587,010	$1,256,351
Gross profit percentage	22.0%	25.0%	17.4%	30.8%

Gross margin in the Surgical Services segment for the three and six months ended June 30, 2006 decreased by $115,606 and $669,341 from the comparable period in 2005. The key factors impacting gross margin for the Surgical Services business were as follows:

•
We have closed six geographic areas of business due to unacceptable operating profit and one territory due to competition. Although closing these unprofitable territories will save costs and improve profitability over time, the overall costs saved for the three and six months ended June 30, 2006 have not kept pace with the revenues lost. Nevertheless, in the case of the territory lost to competition, we have opened a new, contiguous territory in which we have secured a long-term contract from which we anticipate significant procedure volume. For that reason, we have relocated our personnel and material from the lost territory to the new one.

•	We have suffered business interruption due to hurricanes in the New Orleans and Alabama territories during August and September 2005.

•	Also, our product cost percentage has increased due to a change in the mix of procedures performed.

The following table analyzes our gross margin for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1,785,770	$1,326,225	$3,199,641	$2,693,386
Percent increase	34.7%		18.8%
Cost of revenues	919,102	736,490	1,883,074	1,264,665
Percent increase	24.8%		48.9%
Gross profit	$866,668	$589,735	$1,316,567	$1,428,721
Gross profit percentage	48.5%	44.5%	41.1%	53.0%

Gross margin for the Surgical Products segment in the three months ended June 30, 2006 compared to the same period in 2005 increased by $276,933. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended June 30, 2006 increased by $459,545 from the three months ended June 30, 2005 while cost of revenues increased by $182,612 between the same periods. There were 15 more laser systems sold in the three months ended June 30, 2006 than in the comparable period of 2005. However, the lasers sold in the 2005 period were at higher prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the three months ended June 30, 2006 and 2005 were sales of $410,790 and $179,000 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•
Disposables, which have a higher gross margin as a percent of revenues than lasers, represented a higher percentage of revenue in the three months ended June 30, 2006 compared to the same period in 2005.

Gross margin for the Surgical Products segment in the six months ended June 30, 2006 compared to the same period in 2005 decreased by $112,154. The key factors in this business segment were as follows:

•
Revenues for the six months ended June 30, 2006 increased by $506,255 from the six months ended June 30, 2005 while cost of revenues increased by $618,409 between the same periods. There were 28 more laser systems sold in the six months ended June 30, 2006 than in the comparable period of 2005. However, the lasers sold in the 2005 period were at higher prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the six months ended June 30, 2006 and 2005 were sales of $641,290 and $214,000 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•	Unabsorbed labor and overhead plant costs, due to lower production levels, accounted for $387,000 of the increase in cost of goods sold for the six months ended June 30, 2006.

•
This revenue increase was partly offset by a decrease in AzurTec project revenues and a decrease in sales of disposables between the periods. The AzurTec revenues recognized in 2005 had substantially no direct costs associated with these revenues. Disposables, which have a higher gross margin as a percent of revenues than lasers, represented a higher percentage of revenue in the three months ended June 30, 2006 compared to the same period in 2005.

Selling, General and Administrative Expenses

For the three months ended June 30, 2006, selling, general and administrative expenses increased $749,015 to $4,946,458 from the three months ended June 30, 2005. The increase was caused by an increase in direct-to-consumer advertising of $230,000, an increase in bonus accrual of $130,000, an increase of $414,954 for stock-based compensation expense following adoption of SFAS No. 123R (see Note 1, “Stock-Based Compensation”) and $16,815 for stock options issued to consultants. Offsetting a portion of the increases for the three months ended June 30, 2006, was a reduction of legal expenses of $113,000 compared to the prior year period.

For the six months ended June 30, 2006, selling, general and administrative expenses increased $2,888,217 to $10,306,636 from the six months ended June 30, 2005. Selling, general and administrative expenses related to the ProCyte business accounted for $1,034,000 of the increase with the remaining increase related to a $187,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the domestic XTRAC segment, an increase in direct-to-consumer advertising of $534,000, an increase in corporate insurance of $105,000, an increase in bonus accrual of $130,000, an increase of $805,122 for stock-based compensation expense following adoption of SFAS No. 123R (see Note 1, “Stock-Based Compensation”) and $93,437 for stock options issued to consultants. Offsetting a portion of the increases for the six months ended June 30, 2006, was a reduction of legal expense of $192,000 compared to the prior year period.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2006 decreased to $255,179 from $327,939 for the three months ended June 30, 2005. Engineering and product development expenses for the six months ended June 30, 2006 decreased to $497,383 from $514,910 for the six months ended June 30, 2005. During the 2005 and 2006 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Other Income

Other income for the three and six months ended June 30, 2005 was $88,667, reflecting a non-monetary exchange of assets during June 2005 of two depreciable engineering development prototypes in exchange for four product units to be held for sale. There was no other income in the comparable periods in 2006.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2006 increased to $137,847, as compared to $56,919 for the three months ended June 30, 2005. Net interest expense for the six months ended June 30, 2006 increased to $258,990, as compared to $128,048 for the six months ended June 30, 2005. The increase in net interest expense was the result of the draws on the lease line of credit during the second, third and fourth quarters of 2005 and the first quarter 2006.

Net Loss

The aforementioned factors resulted in a net loss of $1,339,931 during the three months ended June 30, 2006, as compared to a net loss of $660,651 during the three months ended June 30, 2005, an increase of 103%. The aforementioned factors resulted in a net loss of $3,690,192 during the six months ended June 30, 2006, as compared to a net loss of $1,788,763 during the six months ended June 30, 2005, an increase of 106%. These increases were primarily the result of the increase in cost of sales and resulting decrease in gross margin, stock option expense of $431,768 and $898,557 following the adoption of SFAS No. 123R and an increase of $231,058 and $721,757 of depreciation and amortization over the comparable prior year three and six-month periods, respectively. The following table illustrates the impact of two of these major expenses, namely depreciation and amortization and of stock option expense following adoption of SFAS No. 123R, between the periods:

	For the three months ended June 30,
	2006	2005	Change
Net Loss	$1,339,931	$660,651	$679,280

Major Expenses:
Depreciation and amortization	1,037,416	806,358	231,058
Stock-based compensation	431,769	-	431,769
	$1,469,184	$806,358	$662,826

	For the six months ended June 30,
	2006	2005	Change
Net Loss	$3,690,192	$1,788,763	$1,901,429

Major Expenses:
Depreciation and amortization	2,054,511	1,332,754	721,757
Stock-based compensation	898,559	-	898,559
	$2,953,070	$1,332,754	$1,620,316

The table provides a non-GAAP measure of financial performance. The table should be considered as a supplement to results prepared under current accounting standards, but they are not a substitute for, nor superior to, GAAP results. We present this non-GAAP measure to enhance investors’ overall understanding of our current financial performance and provide further information for comparison to periods pre-dating the adoption of the new accounting standard SFAS No. 123R. We believe that the non-GAAP measure provides useful information to both management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe that non-GAAP measures that exclude stock-based compensation expense enhance the comparability of current results against prior periods.

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive results from operations.

On March 18, 2005, we acquired ProCyte. The skincare products and royalties provided by ProCyte increased revenues for the three and six months ended June 30, 2006. We expect to realize cost savings from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, once the consolidated infrastructure is in place, we expect our revenues to grow without proportionately increasing the rate of growth in our fixed costs.

At June 30, 2006, our current ratio was 1.91 compared to 2.42 at December 31, 2005. As of June 30, 2006, we had $8,779,026 of working capital compared to $11,109,369 as of December 31, 2005. Cash and cash equivalents were $4,300,509 as of June 30, 2006, as compared to $5,609,967 as of December 31, 2005. We had $168,167 of cash that was classified as restricted as of June 30, 2006 compared to $206,931 as of December 31, 2005.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements beyond the third quarter of 2007. The 2006 operating plan reflects costs savings from the integration of ProCyte as well as increases in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States. In addition, the 2006 operating plan calls for increased revenues and profits from our newly acquired Skin Care business. We cannot give assurances that we will be able to execute our business plan, which may require us to obtain additional equity or debt financing to meet our working capital requirements or capital expenditure needs. Also, if our growth exceeds the business plan projections, we may require additional equity or debt financing. There can be no assurance that additional financing, if needed, will be available when required or, if available, will be on terms satisfactory to us.

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

Net cash used by operating activities was $260,976 for six months ended June 30, 2006, compared to $2,634,022 for the same period in 2005. The change was primarily due to an increase in accounts receivable.

Net cash used in investing activities was $2,132,755 for the six months ended June 30, 2006 compared to cash provided by of $3,789,271 for the six months ended June 30, 2005. During the six months ended June 30, 2005, we received cash of $5,578,416, net of acquisition costs, in the ProCyte acquisition and used $1,727,800 for production of our lasers-in-service compared to $2,097,925 for the same period in 2006.

Net cash provided by financing activities was $1,123,037 for the six months ended June 30, 2006 compared to $473,249 for the six months ended June 30, 2005. In the six months ended June 30, 2006 we made payments of $510,055 on certain notes payable and capital lease obligations and $7,890 in registration costs. These payments were offset by the advances under the lease line of credit, net of payments, of $1,517,439, by receipts of $76,179 from the exercise of common stock options and $38,764 of restricted cash that was released from restriction. In the six months ended June 30, 2005, we received $739,055 from the advances under the lease line of credit, net of payments, $445,995 from the exercise of common stock options and warrants. These cash receipts were offset by $455,460 for the payment of certain notes payable, capital lease obligations and $161,739 of registration costs and $94,602 of additional restricted cash.

Commitments and Contingencies

During the three and six months ended June 30, 2006, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2005 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three and six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2005 for descriptions of our legal proceedings.

In the matter brought by us against RA Medical Systems, Inc. and Dean Stewart Irwin in the United States District Court for the Southern District of California, the discovery process has been stymied by the parties’ disagreement over what should be discoverable. The court has taken under advisement our motion for partial summary judgment, which is based on a theory that defendants have competed unfairly against us. We contend that RA Medical had not applied for and obtained, until January 2006, a license from the State of California to manufacture or market their medical devices. RA Medical has brought an action against us in California Superior Court for San Diego County, alleging: (1) that we did not have the requisite permission from the State of California for our new facility in Carlsbad and (2) that that our standard agreement consigning an XTRAC laser with a physician interferes with the physician’s freedom to practice medicine. We have removed RA Medical’s state action to Federal court and asked to consolidate it with the ongoing Federal action. We have moved to dismiss the second count of the removed action.

In the matter brought by RA Medical Systems, Inc. and Dean Stewart Irwin against us, Jenkens & Gilchrist, LLP (our outside counsel) and Michael R. Matthias, Esq. (litigation partner at our outside counsel), the California Supreme Court declined to take our appeal. We are currently evaluating our defenses and who can best mount those defenses without interests in conflict between our carrier and us.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

We noted in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, that “we depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.” By way of update to this risk factor, we note that Mr. Clifford, our Executive Vice President, Dermatology, has left the Company in the second quarter 2006.

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

ITEM 4. Submission of Matter to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on June 22, 2006. Richard J. DePiano, Jeffrey F. O’Donnell, Warwick Alex Charlton, Alan R. Novak, Anthony J. Dimun and David Anderson, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The vote tally is set forth below:

	Votes For	Votes Against	Votes Abstaining
Richard J. DePiano	40,201,670	0	7,094,669
Jeffrey F. O’Donnell	40,199,105	0	7,097,234
Warwick Alex Charlton	40,201,558	0	7,094,781
Alan R. Novak	40,200,885	0	7,095,454
Anthony J. Dimun	40,201,670	0	7,094,781
David W. Anderson	40,192,105	0	7,104,234

Amper, Politziner & Mattia, P.C. was ratified to be our independent auditors for the year ending December 31, 2006, with 47,162,228 votes for, 95,586 votes against and 38,524 votes abstaining.

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

PHOTOMEDEX, INC.

Date: August 9, 2006	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer