Form 10-Q
period 2006-09-30
PHOTOMEDEX INC
filed 2006-11-09
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission File Number 0-11365
PHOTOMEDEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2058100

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
147 Keystone Drive, Montgomeryville, Pennsylvania 18936
(Address of principal executive offices, including zip code)
(215) 619-3600
(Registrant’s telephone number, including area code)
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐    No ☑
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐    No ☑
The number of shares outstanding of the issuer’s Common Stock as of November 8, 2006 was 62,526,054 shares.

PHOTOMEDEX, INC. AND SUBSIDIARIES

PART I — Financial Information

ITEM 1.	Financial Statements
PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$4,281,457	$5,403,036
Restricted cash	156,000	206,931
Accounts receivable, net of allowance for doubtful accounts of $560,685 and $765,440, respectively	4,721,340	4,651,080
Inventories	7,525,412	8,047,444
Prepaid expenses and other current assets	870,755	621,372

Total current assets	17,554,964	18,929,863
Property and equipment, net	8,340,585	7,044,713
Goodwill, net	16,917,808	16,375,384
Patents and licensed technologies, net	1,769,399	1,577,554
Other intangible assets, net	3,770,125	4,467,625
Other assets	570,984	280,467

Total assets	$48,923,865	$48,675,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$428,934	$228,398
Current portion of long-term debt	2,679,951	1,749,969
Accounts payable	3,965,273	3,572,077
Accrued compensation and related expenses	1,324,818	867,427
Other accrued liabilities	788,871	936,591
Deferred revenues	664,790	466,032

Total current liabilities	9,852,637	7,820,494
Long-term liabilities:
Notes payable	144,405	159,213
Long-term debt	3,502,858	2,278,871

Total liabilities	13,499,900	10,258,578

Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 52,765,491 and 51,414,294 shares issued and outstanding, respectively	527,655	514,143
Additional paid-in capital	120,462,144	118,140,838
Accumulated deficit	(85,565,834)	(80,182,606)
Deferred compensation	—	(55,347)

Total stockholders’ equity	35,423,965	38,417,028

Total liabilities and stockholders’ equity	$48,923,865	$48,675,606

*	The December 31, 2005 balance sheet was derived from the Company’s audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2006	2005
Revenues:
Product sales	$5,165,901	$4,537,938
Services	3,125,646	3,085,900

	8,291,547	7,623,838
Cost of revenues:
Product cost of revenues	2,097,500	1,956,022
Services cost of revenues	2,561,436	2,347,362

	4,658,936	4,303,384

Gross profit	3,632,611	3,320,454

Operating expenses:
Selling and marketing	2,678,419	2,444,807
General and administrative	2,220,985	2,081,371
Engineering and product development	267,062	304,935

	5,166,466	4,831,113

Loss from operations	(1,533,855)	(1,510,659)
Other income	—	244,988
Interest expense, net	(159,180)	(84,229)

Net loss	($1,693,035)	($1,349,900)

Basic and diluted net loss per share	($0.03)	($0.03)

Shares used in computing basic and diluted net loss per share	52,659,132	51,198,095

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Revenues:
Product sales	$15,418,727	$11,718,700
Services	9,177,725	8,943,640

	24,596,452	20,662,340
Cost of revenues:
Product cost of revenues	6,374,344	4,856,858
Services cost of revenues	7,216,680	6,301,086

	13,591,024	11,157,944

Gross profit	11,005,428	9,504,396

Operating expenses:
Selling and marketing	8,236,179	6,242,676
General and administrative	6,969,862	5,701,917
Engineering and product development	764,445	819,845

	15,970,486	12,764,438

Loss from operations	(4,965,058)	(3,260,042)
Other income	—	333,655
Interest expense, net	(418,170)	(212,276)

Net loss	($5,383,228)	($3,138,663)

Basic and diluted net loss per share	($0.10)	($0.07)

Shares used in computing basic and diluted net loss per share	52,486,758	47,972,456

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
BALANCE, DECEMBER 31, 2005	51,414,294	$514,143	$118,140,838	($80,182,606)	($55,347)	$38,417,028
Reversal of deferred compensation upon adoption of SFAS 123R	—	—	(55,347)	—	55,347	—
Exercise of stock options	50,187	502	75,678	—	—	76,180
Exercise of warrants	140,000	1,400	166,600	—	—	168,000
Stock options issued to consultants for services	—	—	111,706	—	—	111,706
Stock-based compensation expense related to employee options	—	—	900,773	—	—	900,773
Stock-based compensation expense related to severance agreement	—	—	195,497	—	—	195,497
Issuance of restricted stock	860,000	8,600	235,632	—	—	244,232
Issuance of stock for Stern technology assets acquisition	101,010	1,010	190,725	—	—	191,735
Issuance of stock for AzurTec agreement	200,000	2,000	381,273	—	—	383,273
Amortization of deferred compensation	—	—	44,155	—	—	44,155
Registration expenses	—	—	(7,890)	—	—	(7,890)
Issuance of warrants for draws under line of credit	—	—	82,504	—	—	82,504
Net loss for the nine months ended September 30, 2006	—	—	—	(5,383,228)	—	(5,383,228)

BALANCE, SEPTEMBER 30, 2006	52,765,491	$527,655	$120,462,144	($85,565,834)	$—	$35,423,965

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net loss	($5,383,228)	($3,138,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,101,689	2,216,715
Stock options issued to consultants for services	111,706	31,859
Stock-based compensation expense related to employee options and restricted stock	1,136,405	—
Amortization of deferred compensation	44,155	62,019
Nonmonetary exchange of assets	—	(88,667)
Provision for bad debts	66,211	276,124
Loss on disposal of assets	—	64,937
Changes in operating assets and liabilities, net of effects on acquired assets and liabilities:
Accounts receivable	(136,471)	260,265
Inventories	612,427	(403,335)
Prepaid expenses and other assets	710,407	545,943
Accounts payable	393,196	(1,110,661)
Accrued compensation and related expenses	110,464	(157,504)
Other accrued liabilities	(103,306)	(977,626)
Cash deposits	(27,000)	8,000
Deferred revenues	198,758	(201,070)
Other liabilities	(17,415)	(4,962)

Net cash provided by (used in) operating activities	817,998	(2,616,626)

Cash Flows From Investing Activities:
Purchases of property and equipment	(60,910)	(87,488)
Lasers placed into service	(3,485,269)	(2,548,535)
Cash received from acquisition, net of costs incurred	—	5,578,416

Net cash (used in) provided by investing activities	(3,546,179)	2,942,393

Cash Flows From Financing Activities:
Proceeds from issuance of restricted common stock	8,600	—
Costs related to issuance of common stock	(7,890)	(169,524)
Proceeds from exercise of options	76,180	555,685
Proceeds from exercise of warrants	168,000	147,060
Payments on long-term debt	(153,597)	(202,199)
Payments on notes payable	(656,130)	(617,799)
Net advancements on lease line of credit	2,120,508	1,347,945
Decrease/(Increase) in restricted cash and cash equivalents	50,931	(94,602)

Net cash provided by financing activities	1,606,602	966,566

Net (decrease) increase in cash and cash equivalents	(1,121,579)	1,292,333
Cash and cash equivalents, beginning of period	5,403,036	3,884,817

Cash and cash equivalents, end of period	$4,281,457	$5,177,150

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1
Basis of Presentation:
The Company:
Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company operates in five distinct business units, or segments (as described in Note 11): three in Dermatology, — Domestic XTRAC®, International Dermatology Equipment, and Skin Care (ProCyte®); and two in Surgical, — Surgical Services (SIS™) and Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers.
The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. The Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and then the Company charges a fee-per-use to treat skin disease. The International Dermatology Equipment segment was formerly called the International XTRAC segment, but the Company re-named this segment following the addition of the VTRAC™ lamp-based system in 2006. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.
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
The Company designed and manufactured the XTRAC laser system to treat psoriasis, vitiligo, atopic dermatitis and leukoderma phototherapeutically. In January 2000, the Company received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® laser system, for the treatment of psoriasis. It was followed by FDA 510(k) clearance to treat vitiligo in March 2001, atopic dermatitis in August 2001, and leukoderma in May 2002. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 before any of its procedures had been approved for medical insurance reimbursement. In the last several years, the Company has sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. By the latter part of 2005, the Company had received many approvals for the reimbursement for use of the XTRAC system. The Company received approval from Blue Cross and Blue Shield of Florida in June 2006. The manufacturing facility for the XTRAC laser system is located in Carlsbad, California.
The Skin Care business resulted from the acquisition of ProCyte Corporation (“ProCyte”) on March 18, 2005. ProCyte, located in Redmond, Washington, markets products for skin health, hair care and wound care. Many of these products incorporate patented copper peptide technologies. In addition to a diversified product line, ProCyte has provided a national sales force and increased the Company’s marketing capabilities. (see Note 2).
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

Liquidity and Going Concern
The Company has incurred significant losses and negative cash flows from operations since emerging from bankruptcy in May 1995. As of September 30, 2006, the Company had an accumulated deficit of $85,565,834. The Company has historically financed its activities from operations, the private placement of equity securities and borrowings under lines of credit. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.
Cash and cash equivalents as of September 30, 2006 were $4,437,457, including restricted cash of $156,000. Management believes that the existing cash balance together with its other existing financial resources, including its leasing credit line facility with a remaining availability of $2,454,689 (see Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the third quarter of 2007. The 2006 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC laser system based on wider insurance coverage in the United States and continuing cost savings from the integration of business operations acquired from ProCyte and the continued growth of the Company’s skin care products. In light of the Company’s recent private placement (see Note 13, Subsequent Event) of approximately $11.4 million, the Company now believes that it will have the necessary financing to meet its operating and capital requirements through 2007.
Since 2002, the Company has made significant progress in obtaining more extensive reimbursement approval including the Centers for Medicare and Medicaid Services and various private health plans for the treatment of skin disorders using the XTRAC laser system. The Company plans to continue to attempt securing reimbursement from more private insurers and to concentrate sales and marketing efforts where such reimbursement has become available. As additional approvals for reimbursements are obtained, the Company will increase spending on the marketing and selling of its psoriasis, vitiligo, atopic dermatitis and leukoderma treatment products and, if necessary, expansion of its manufacturing facilities. Even with the approval for reimbursement by Centers for Medicare and Medicaid Services and recent approvals by certain private insurers, the Company may continue to face resistance from remaining private healthcare insurers to adopt the excimer-laser-based therapy as an approved procedure or to provide adequate levels of reimbursement.
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
Management cannot provide assurance that the Company will market the XTRAC product successfully or operate profitably in the future, or that it will not require significant additional financing in order to accomplish or exceed the objectives of its business plan. Consequently, the Company’s historical operating results cannot be relied on to be an indicator of future performance, and management cannot predict whether the Company will obtain or sustain positive operating cash flow or generate net income in the future.
Summary of Significant Accounting Policies:
Quarterly Financial Information and Results of Operations
The financial statements as of September 30, 2006 and for the nine months ended September 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2006, and the results of operations and cash flows for the nine months ended September 30, 2006 and 2005. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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
Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells the laser through a distributor or directly to a physician or (ii) places the lasers in physician’s offices (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; (iv) and collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 criteria have been met, and until that time, the unit is carried on the books of the Company as inventory.
The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid.
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
The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and nine months ended September 30, 2006 and 2005, the Company deferred $512,254 and $273,909, respectively, under this approach.
In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC laser system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three and nine months ended September 30, 2006, the Company recognized an additional $54,211 and $102,257, respectively, under this program, as all the SAB 104 Criteria for revenue recognition had been met. At September 30, 2006, the Company had net deferred revenues of $107,737 under this program.

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

•
After all appeals have been exhausted by the Company and the claim remains unpaid, the physician is entitled to receive credit for the fee for the treatment he or she purchased from the Company on behalf of the patient; and

•
Physicians are still obligated to make timely payments for treatments purchased, irrespective of whether reimbursement is paid or denied. Future sales of treatments to a physician can be denied if timely payments are not made, even if a patient’s appeal is still in process.

The Company estimates a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. The Company estimates that approximately 4% of the revenues under this program for the quarter ended September 30, 2006 are subject to being credited or refunded to the physician. The Company estimated that 11% of the revenues under this program for the quarter ended September 30, 2005 were subject to being credited or refunded to the physician.
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
The Company generates revenues from its Surgical businesses primarily from two channels. The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories, and the second is through per-procedure surgical services. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors and other customers, when the SAB 104 Criteria have been met.
For per-procedure surgical services, the Company recognizes revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.
Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group would be classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2006, no such impairment existed.
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
Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2006, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).
Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.
Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2006, no such write-down was required.
Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.
Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2006, no such write-down was required.
Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In some cases, however, the Company offers longer periods in order to meet competition. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the nine months ended September 30, 2006 is summarized as follows:

September 30, 2006
Accrual at beginning of period	$204,708
Additions charged to warranty expense	75,000
Expiring warranties	(51,376)
Claims satisfied	(58,514)

Accrual at end of period	$169,818

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

The Company’s deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards. Consistent with the rules of purchase accounting, the historical deferred tax asset of ProCyte was written off when the Company acquired ProCyte. If and when components of that asset are realized in the future, the acquired goodwill of ProCyte will be reduced.
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
In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 8,195,191 and 8,371,824 as of September 30, 2006 and 2005, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.
Exchanges of Nonmonetary Assets
Exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets,” are measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the previous narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The Company elected to adopt this Statement in fiscal year 2005. For the three and nine months ended September 30, 2006, the Company has not recognized any income or expense in accordance with this Statement. For the nine months ended September 30, 2005, the Company has recognized $88,667 recorded as Other Income in accordance with this Statement.
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
Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.
SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and nine months ended September 30, 2006.

The pro-forma information presented in the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended September	Ended September
	30, 2005	30, 2005
Net loss:
As reported	($1,349,900)	($3,138,663)
Less: stock-based employee compensation expense included in reported net loss	17,787	62,019
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	(483,008)	(1,264,476)

Pro-forma	($1,815,121)	($4,341,120)

Net loss per share:
As reported	($0.03)	($0.07)

Pro-forma	($0.04)	($0.09)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Assumptions for Option Grants	2006	2005	2006	2005
Risk-free interest rate	4.94%	3.99%	4.63%	4.04%
Volatility	91.01%	94.69%	93.27%	97.89%
Expected dividend yield	0%	0%	0%	0%
Expected life	7.65 years	5 years	7.39 years	5 years
Estimated forfeiture rate	11%	N/A	11%	N/A
The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three and nine months ended September 30, 2006, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS No. 123R, the Company reduced pro-forma share-based compensation expense, presented in the notes to its financial statements, for actual forfeitures as they occurred.
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

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards made in the first quarter 2006 with the following weighted average assumptions:

Nine Months
Ended
September 30,
Assumptions for Stock Awards	2006
Risk-free interest rate	4.32%
Volatility	70%
Expected dividend yield	0%
Expected Life	4.92 years
The Company calculated expected volatility for restricted stock based on historic daily stock price observations of our common stock during the three-year period immediately preceding the grant.
Options that were assumed from ProCyte and that were unvested as of March 18, 2005 were re-measured as of March 18, 2005 under intrinsic-value-based accounting. Unearned or deferred compensation of $132,081 was recorded and is being amortized over the remaining vesting period, which is an average of two years. The Company recognized $14,720 and $17,787 of such expense in the three months ended September 30, 2006 and 2005, respectively. The Company recognized $44,155 and $62,019 of such expense in the nine months ended September 30, 2006 and 2005, respectively.
There was $252,740 and $78,544 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the three months ended September 30, 2006. There was $900,773 and $235,632 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the nine months ended September 30, 2006. This expense is recognized in the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $18,269 and $111,706 was recognized during the three and nine months ended September 30, 2006, respectively. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $31,859 was recognized during the three and nine months ended September 30, 2005.
Reclassifications
In 2005, the consolidated statements of operations were revised to present product and services cost of revenues and operating expenses to the current presentation format.
Supplemental Cash Flow Information
During the nine months ended September 30, 2006, the Company financed insurance policies through notes payable for $763,982, financed certain credit facility costs for $122,860, financed a license agreement with a note payable of $77,876 and issued warrants to a leasing credit facility which are valued at $82,503, and which offset the carrying value of debt. During the nine months ended September 30, 2006, the Company issued 101,010 shares of its restricted common stock to Stern Laser srl (“Stern”) due upon achievement of a milestone under the Master Purchase Agreement with Stern. The cost associated with this issuance is included in the license from Stern, which is found in patents and licensed technologies. In March 2006, the Company also issued 200,000 shares of its restricted common stock to AzurTec, Inc. (“AzurTec”) as part of an investment in the capital stock of AzurTec as well as for a license agreement on AzurTec technology, both existing and to be developed in the future.
In connection with the purchase of ProCyte in March 2005, the Company issued 10,540,579 shares of common stock and assumed options to purchase 1,354,973 shares of its own common stock (see Note 2).
During the nine months ended September 30, 2005, the Company financed insurance policies through notes payable for $978,252. During the nine months ended September 30, 2005, the Company issued 218,895 shares of its restricted common stock to Stern upon attainment of certain milestones, which is included in patents and licensed technologies.
For the nine months ended September 30, 2006 and 2005, the Company paid interest of $475,610 and $259,734, respectively. Income taxes paid in the nine months ended September 30, 2006 and 2005 were immaterial.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of this Statement has not expected to have a material effect on the Company’s consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current year balance sheet as well as the impact upon the current year income statement in assessing the materiality of a current year misstatement. Once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB 99) will be applied to determine whether the misstatement is material. The adoption of this Statement has not had a material effect on the Company’s consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this interpretation to have a material impact on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this Statement has not had a material effect on the Company’s consolidated financial statements.
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

The purchase price exceeded the fair value of the net assets acquired by $13,973,385, which was recorded as goodwill. The increase in goodwill recognized in the nine months ended September 30, 2006 reflects management’s best estimate of pre-acquisition contingencies based upon plans entered into prior to March 18, 2006.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. The following are the Company’s unaudited pro-forma results for the three and nine months ended September 30, 2006 and 2005, assuming the acquisition had occurred on January 1, 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$8,291,547	$7,623,838	$24,596,452	$23,631,902
Net loss	($1,693,035)	($1,349,900)	($5,383,228)	($4,341,120)
Basic and diluted loss per share	($0.03)	($0.03)	($0.10)	($0.09)
Shares used in calculating basic and diluted loss per share	52,659,132	51,198,095	52,486,758	50,906,830
These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2005, nor are they indicative of future results of operations.
The Company’s goals for this acquisition are summarized below:
•	the addition of ProCyte’s sales and marketing personnel should enhance the Company’s ability to market the XTRAC system;
•	ProCyte’s presence in the skin health and hair care products market should present a growth opportunity for PhotoMedex to market its existing products;
•	the addition of ProCyte’s cash balances as of the date of acquisition and of its operations should improve PhotoMedex’s operating results and strengthen its balance sheet;
•	the combined company may recognize short-term cost savings and have the opportunity for additional longer-term cost efficiencies; and
•	the combination of the senior management of ProCyte and PhotoMedex should allow complementary skills to strengthen the management team.
Since the acquisition date, the Company has made progress toward the achievement of these goals. Financial and administrative functions were transferred from Redmond, Washington to Montgomeryville, Pennsylvania in June 2005. Integration of and coordination between the sales forces of the Skin Care and Domestic XTRAC business units is an ongoing process. Mr. Clifford, who had been responsible for domestic sales and marketing of the dermatologic business segments, left the Company in the second quarter of 2006, but will be available to the Company on a consulting basis.
Stern Laser Transaction
On September 7, 2004, the Company closed the transactions provided for in the Master Asset Purchase Agreement (the “Master Agreement”) with Stern. In March 2006, the Company issued an additional 101,010 shares of its restricted common stock to Stern based on a milestone set forth in the Master Agreement. As of September 30, 2006, the Company has issued an aggregate of 589,854 shares of its restricted common stock to Stern in connection with the Master Agreement. The Company also agreed to pay Stern up to an additional $250,000 based on the achievement of two remaining milestones. The Company retains the right to pay these conditional sums in cash or in shares of its common stock, at its sole discretion. To provide for the issuance of shares, the Company has reserved for issuance, and placed into escrow, 110,136 shares of its unregistered stock. The per-share price of any shares issued in the future will be the average closing price of the Company’s common stock during the 10 trading days ending on the date of achievement of a particular milestone. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000. The primary asset acquired from Stern in the transaction is a license for Stern’s lamp-based technology, which was carried on the Company’s books at $1,044,666, net, as of September 30, 2006. Amortization of this intangible is on a straight-line basis over 10 years and began in January 2005. In the nine months ended September 2006, Stern purchased $28,000 of products from the Company.

AzurTec Transaction
On March 30, 2006, the Company closed the transaction provided for in the Investment Agreement with AzurTec. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represents a 14% interest in AzurTec, on a fully diluted basis. In accordance with APB No. 18, and related interpretations, the Company will account for its investment in AzurTec on the cost basis.
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
Note 3
Inventories:
Set forth below is a detailed listing of inventories:

	September 30, 2006	December 31, 2005
Raw materials and work in progress	$4,607,687	$4,998,847
Finished goods	2,917,725	3,048,597

Total inventories	$7,525,412	$8,047,444

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $0 and $69,963 as of September 30, 2006 and December 31, 2005, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the SAB 104 Criteria have been met. At times, units are shipped but revenue is not recognized until all of the criteria have been met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid. As of September 30, 2006 and December 31, 2005, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,189,054 and $931,719, respectively.

Note 4
Property and Equipment:
Set forth below is a detailed listing of property and equipment:

	September 30, 2006	December 31, 2005
Lasers in service	$15,432,246	$12,657,701
Computer hardware and software	334,490	334,490
Furniture and fixtures	322,018	338,089
Machinery and equipment	693,553	755,565
Autos and trucks	382,690	382,690
Leasehold improvements	247,368	238,276

	17,412,365	14,706,811
Accumulated depreciation and amortization	(9,071,780)	(7,662,098)

Property and equipment, net	$8,340,585	$7,044,713

Depreciation expense was $2,159,912 and $1,556,847 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, net property and equipment included $406,091 and $576,596, respectively, of assets recorded under capitalized lease arrangements, of which $149,113 and $302,710 was included in long-term debt at September 30, 2006 and December 31, 2005, respectively (see Note 9).
Note 5
Patents and Licensed Technologies:
Set forth below is a detailed listing of patents and licensed technologies:

	September 30, 2006	December 31, 2005
Patents, owned and licensed, at gross costs of $490,468 and $438,940, net of accumulated amortization of $222,365 and $194,660, respectively.	$268,103	$244,280
Other licensed or developed technologies, at gross costs of $2,432,259 and $2,047,665, net of accumulated amortization of $930,963 and $714,391, respectively.	1,501,296	1,333,274

	$1,769,399	$1,577,554

Related amortization expense was $244,277 and $186,893 for the nine months ended September 30, 2006 and 2005, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec (see Note 2). On March 31, 2006, the Company closed the transaction provided for in the License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). Pursuant to the license agreement, the Company must reimburse $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 6
Other Intangible Assets:
Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

	September 30, 2006	December 31, 2005
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $738,000 and $378,000, respectively.	$1,662,000	$2,022,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $522,744 and $267,747, respectively.	1,177,256	1,432,253
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $169,131 and $86,628, respectively.	930,869	1,013,372

	$3,770,125	$4,467,625

Related amortization expense was $697,500 and $499,875 for the nine months ended September 30, 2006 and 2005, respectively. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.
Note 7
Other Accrued Liabilities:
Set forth below is a detailed listing of other accrued liabilities:

	September 30, 2006	December 31, 2005
Accrued warranty	$169,818	$204,708
Accrued professional and consulting fees	352,443	437,396
Accrued sales taxes	215,289	184,764
Other accrued expenses	51,321	109,723

Total other accrued liabilities	$788,871	$936,591

Note 8
Notes Payable:
Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	September 30, 2006	December 31, 2005
Note Payable — secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$165,403	$183,425
Note Payable — unsecured creditor, non-interest bearing, payable in 18 equal monthly installments of $4,326 through October 2007	56,244	—
Note payable — secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	5,325	26,736
Note Payable — unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2006	—	177,450
Note Payable — unsecured creditor, interest at 8.97%, payable in monthly principal and interest installments of $16,578 through November 2006	32,788	—
Note Payable — unsecured creditor, interest at 5.39%, payable in monthly principal and interest installments of $63,563 through February 2007	313,579	—

	573,339	387,611
Less: current maturities	(428,934)	(228,398)

Notes payable, net of current maturities	$144,405	$159,213

Note 9
Long-term Debt:
Set forth below is a detailed listing of the Company’s long-term debt:

	September 30, 2006	December 31, 2005
Borrowings on credit facility:
Draw 1 — effective interest at 17.79%, payable in monthly principal and interest installments of $48,156 through June 2007.	$413,178	$792,362
Draw 2 — effective interest at 17.14%, payable in monthly principal and interest installments of $9,957 through September 2007.	112,678	189,543
Draw 3 — effective interest at 17.61%, payable in monthly principal and interest installments of $4,797 through December 2007.	66,760	102,541
Draw 4 — effective interest at 12.62%, payable in monthly principal and interest installments of $34,859 through June 2008.	669,151	922,350
Draw 5 — effective interest at 12.94%, payable in monthly principal and interest installments of $28,757 through September 2008.	621,486	823,810
Draw 6 — effective interest at 13.36%, payable in monthly principal and interest installments of $28,923 through December 2008.	691,441	895,524
Draw 7 — effective interest at 13.74%, payable in monthly principal and interest installments of $40,887 through March 2009.	1,067,551	—
Draw 8 — effective interest at 13.45%, payable in monthly principal and interest installments of $40,155 through June 2009.	1,142,605	—
Draw 9 — effective interest at 13.10%, payable in monthly principal and interest installments of $40,193 through September 2009.	1,248,846	—

Total borrowings on credit facility	$6,033,696	$3,726,130
Capital lease obligations (see Note 4)	149,113	302,710
Less: current portion	(2,679,951)	(1,749,969)

Total long-term debt	$3,502,858	$2,278,871

Leasing Credit Facility
The Company entered into a leasing credit facility with GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, expiring on June 25, 2007. For each year of the term, called a “tranche,” various parameters are set or re-set. The Company accounts for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as security for the borrowings. The Company depreciates the lasers generally over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field.
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
The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants outstanding. Exercises will increase the amount of common stock outstanding and additional paid in capital.
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
The Company obtained a third tranche under the leasing credit facility for $5,000,000 on June 30, 2006. The Company accounts for draws under the third tranche in the same manner as under the second tranche except that the stated interest rate is set at 400 basis points above the three-year Treasury note rate. Draws 8 and 9 were taken against the third tranche.
The Company made the following draws against the line for 2006, as follows:

	Draw 7	Draw 8	Draw 9
Date of draw	3/29/06	6/30/06	9/29/06
Amount of draw	$1,287,487	$1,268,362	$1,276,949
Stated interest rate	9.45%	9.22%	8.80%
Effective interest rate	13.74%	13.45%	13.10%
Number of warrants issued	20,545	24,708	25,038
Exercise price of warrants per share	$2.06	$1.69	$1.68
Fair value of warrants	$27,853	$26,548	$28,103
The fair value of the warrants granted under the draws is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

	Warrants granted	Warrants granted	Warrants granted
	under Draw 7	under Draw 8	under Draw 9
Risk-free interest rate	4.79%	5.18%	4.59%
Volatility	87.16%	84.17%	84.52%
Expected dividend yield	0%	0%	0%
Expected warrant life	5 years	5 years	5 years
For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw.
As of September 30, 2006, the Company had available $2,454,689 from the third tranche of the line of credit from which to draw on in the future.

Capital Leases
The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 4).
Note 10
Employee Stock Benefit Plans
The Company has stock-based compensation plans available to grant, among other things, incentive and non-incentive stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. Under the 2005 Equity Compensation Plan (the “Plan”), a maximum of 3,160,000 shares of the Company’s common stock are available for issuance. Following the approval of the Plan on December 28, 2005, the Company will not grant any new awards under any previously existing stock-based compensation plans, except the Outside Director Plan. At September 30, 2006, 1,208,500 shares were available for future grants under the Plan and 386,250 shares were available under the Outside Director Plan. As of September 30, 2006, 9,000 options have been issued under the 2005 Investment Plan.
Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (years)
Outstanding, January 1, 2006	5,077,646	$2.12	4.03
Granted	1,428,000	2.07
Exercised	(50,187)	1.52
Cancelled	(290,868)	2.56

Outstanding, September 30, 2006	6,164,591	$2.09	4.80

Options excercisable at September 30, 2006	3,803,523	$2.00

At September 30, 2006, there was $4,387,675 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.52 years.
Note 11
Business Segment and Geographic Data:
Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three and nine months ended September 30, 2006 and 2005, the Company did not have material revenues from any individual customer.
Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that was carried at $2,944,423 at September 30, 2006 and December 31, 2005 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the

Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at September 30, 2006 from the ProCyte acquisition has been entirely allocated to the Skin Care segment. The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended September 30, 2006
					SURGICAL
		INTERN'L			PRODUCTS
	DOMESTIC	DERM.	SKIN	SURGICAL	AND
	XTRAC	EQUIPMENT	CARE	SERVICES	OTHER	TOTAL
Revenues	$1,601,125	$616,342	$3,050,249	$1,793,088	$1,230,743	$8,291,547
Costs of revenues	1,224,007	320,502	913,012	1,409,453	791,962	4,658,936

Gross profit	377,118	295,840	2,137,237	383,635	438,781	3,632,611

Gross profit %	23.6%	48.0%	70.1%	21.4%	35.7%	43.8%
Allocated Operating expenses:
Selling, general and administrative	987,163	60,876	1,300,536	226,436	120,908	2,695,919
Engineering and product development	—	—	144,996	—	122,066	267,062
Unallocated Operating expenses	—	—	—	—	—	2,203,485

	987,163	60,876	1,445,532	226,436	242,974	5,166,466

Income (loss) from operations	(610,045)	234,964	691,705	157,199	195,808	(1,533,855)
Interest expense, net	—	—	—	—	—	(159,180)

Net income (loss)	($610,045)	$234,964	$691,705	$157,199	$195,808	($1,693,035)

	Three Months Ended September 30, 2005
		INTERN'L			SURGICAL
	DOMESTIC	DERM.	SKIN	SURGICAL	PRODUCTS
	XTRAC	EQUIPMENT	CARE	SERVICES	AND OTHER	TOTAL
Revenues	$1,019,184	$299,176	$2,928,681	$1,903,336	$1,473,461	$7,623,838
Costs of revenues	859,061	244,065	869,405	1,465,502	865,351	4,303,384

Gross profit	160,123	55,111	2,059,276	437,834	608,110	3,320,454

Gross profit %	15.7%	18.4%	70.3%	23.0%	41.3%	43.6%
Allocated Operating expenses:
Selling, general and administrative	703,924	46,407	1,574,059	308,701	157,269	2,790,360
Engineering and product development	—	—	142,948	—	161,987	304,935
Unallocated Operating expenses	—	—	—	—	—	1,735,818

	703,924	46,407	1,717,007	308,701	319,256	4,831,113

Income (loss) from operations	(543,801)	8,704	342,269	129,133	288,854	(1,510,659)
Other income						244,988
Interest expense, net	—	—	—	—	—	(84,229)

Net income (loss)	($543,801)	$8,704	$342,269	$129,133	$288,854	($1,349,900)

	Nine Months Ended September 30, 2006
					SURGICAL
		INTERN'L			PRODUCTS
	DOMESTIC	DERM.	SKIN	SURGICAL	AND
	XTRAC	EQUIPMENT	CARE	SERVICES	OTHER	TOTAL
Revenues	$3,988,970	$1,438,023	$9,580,637	$5,158,437	$4,430,385	$24,596,452
Costs of revenues	3,050,083	772,861	2,905,252	4,187,792	2,675,036	13,591,024

Gross profit	938,887	665,162	6,675,385	970,645	1,755,349	11,005,428

Gross profit %	23.5%	46.3%	69.7%	18.8%	39.6%	44.7%
Allocated Operating expenses:
Selling, general and administrative	3,092,163	122,443	3,942,482	732,085	399,506	8,288,679
Engineering and product development	—	—	377,251	—	387,194	764,445
Unallocated Operating expenses	—	—	—	—	—	6,917,362

	3,092,163	122,443	4,319,733	732,085	786,700	15,970,486

Income (loss) from operations	(2,153,276)	542,719	2,355,652	238,560	968,649	(4,965,058)
Interest expense, net	—	—	—	—	—	(418,170)

Net income (loss)	($2,153,276)	$542,719	$2,355,652	$238,560	$968,649	($5,383,228)

	Nine Months Ended September 30, 2005
					SURGICAL
		INTERN'L			PRODUCTS
	DOMESTIC	DERM.	SKIN	SURGICAL	AND
	XTRAC	EQUIPMENT	CARE	SERVICES	OTHER	TOTAL
Revenues	$2,542,373	$901,561	7,074,196	$5,977,366	$4,166,844	$20,662,340
Costs of revenues	1,952,232	637,815	2,154,700	4,283,181	2,130,016	11,157,944

Gross profit	590,141	263,746	4,919,496	1,694,185	2,036,828	9,504,396

Gross profit %	23.2%	29.3%	69.5%	28.3%	48.9%	46.0%
Allocated Operating expenses:
Selling, general and administrative	1909,846	200,034	3,735,087	930,000	460,665	7,235,632
Engineering and product development	—	—	310,661	—	509,184	819,845
Unallocated Operating expenses	—	—	—	—	—	4,708,961

	1,909,846	200,034	4,045,748	930,000	969,849	12,764,438

Income (loss) from operations	(1,319,705)	63,712	873,748	764,185	1,066,982	(3,260,042)
Other income						333,655
Interest expense (income), net	—	—	—	—	—	(212,276)

Net income (loss)	($1,319,705)	$63,712	873,748	$764,185	$1,066,982	($3,138,663)

	September 30, 2006	December 31, 2005
Assets:
Total assets for reportable segments	$43,479,161	$42,341,988
Other unallocated assets	5,444,704	6,333,618

Consolidated total	$48,923,865	$48,675,606

For the three and nine months ended September 30, 2006 and 2005 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Domestic	$6,731,703	$6,986,126	$20,524,943	$18,669,378
Foreign	1,559,844	637,712	4,071,509	1,992,962

	$8,291,547	$7,623,838	$24,596,452	$20,662,340

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
On July 27, 2005, the Company entered into a Marketing Agreement with KDS Marketing, Inc. (“KDS”). Using money invested by each party, KDS has researched market opportunities for the Company’s diode laser and related delivery systems, and KDS is now marketing the diode laser primarily through a website that physicians may access for information about purchasing the lasers. KDS began marketing the laser in the first quarter 2006 and expects to achieve meaningful results in the fourth quarter 2006.
On March 30, 2006, the Company entered a strategic relationship with AzurTec to resume development, and to undertake the manufacture and distribution, of AzurTec’s MetaSpex Laboratory System, a light-based system designed to detect certain cancers of the skin. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represent a 14% interest in AzurTec on a fully diluted basis. The Company will assist in the development of FDA-compliant prototypes for AzurTec’s product. Continuing development of this project requires additional investment by AzurTec, which AzurTec has undertaken to raise. The Company will resume development once the additional investment has been raised, and AzurTec has settled its prior indebtedness to the Company for development work.
On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai’s patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board.
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

Note 13
Subsequent event:
On November 3, 2006, pursuant to the terms of a definitive Securities Purchase Agreement, the Company completed a private placement and sold 9,760,000 Shares of its common stock at a price of $1.17 per share and issued warrants to purchase 2,440,000 shares of its common stock with an exercise price of $1.60 per share.
The placement resulted in gross proceeds of $11,419,200 to the Company before deducting the placement agent’s fee of approximately $742,000, as well as the other transaction expenses payable by the Company. Cowen and Company LLC acted as the Company’s sole placement agent for this transaction. In connection with the private placement, the Company will owe commissions to Cowen based on future proceeds from Purchasers’ exercises of their warrants; the Company also issued warrants to purchase 244,000 shares to the placement agent, with the same exercise price and other terms as contained in the warrants issued to the purchasers in the private placement.

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

Domestic XTRAC
Our Domestic XTRAC segment is a U.S. business with revenues derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, we received approval of our 510(k) submission from the Food and Drug Administration, or FDA, establishing that our XTRAC laser system is substantially equivalent to currently marketed devices for the treatment of psoriasis.
As part of our commercialization strategy in the United States, we provide the XTRAC laser system to targeted dermatologists at no initial capital cost to them. Unlike our international strategy, we generally do not sell the laser system domestically, but maintain ownership of the laser and earn revenue each time a physician treats a patient with the equipment. We believe that this strategy will create incentives for physicians to adopt the XTRAC laser system and will increase market penetration. On occasion we have sold and will sell the laser directly to the customer for certain reasons, including the costs of logical support and customer preference.
For the past six years, we have sought to clear the path of obstacles and barriers to a roll-out of the XTRAC laser system in dermatology. In 2000, the laser system, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer-based laser system. For the first two years, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years, we have pursued widespread reimbursement commencing with obtaining newly created Current Procedure Terminology (“CPT”) reimbursement codes that became effective in 2003. This was followed by a lengthy process of persuading private medical insurers to adopt a positive reimbursement policy for the procedure. Substantive progress on reimbursement was achieved in the second half of 2005. We received approval from Blue Cross and Blue Shield of Florida in June 2006.
We increased our dermatology sales force and marketing department as part of the acquisition of ProCyte in March 2005. We now have 12 sales representatives in the domestic XTRAC segment (not including the 2 clinical specialists that we have recently hired to train ad support our customers) and 18 sales representatives in the Skin Care segment. The sales representatives of each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system. In November 2005, we commenced an advertising campaign in selected regions that have attained certain levels of reimbursement in order to make consumers aware of the technology and therapeutic benefits of targeted UVB laser treatment for psoriasis. We continue to analyze and adjust this campaign for cost-effectiveness.
International Dermatology Equipment
In the international market, we derive revenues by selling the dermatology laser systems to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser systems in the international segment is influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we are able to charge to international distributors for our XTRAC products. In 2005, as a result of the acquisition of worldwide rights to certain proprietary light-based technology from Stern, we also explored new product offerings in the treatment of dermatological conditions. We have expanded the international marketing of this product, called the VTRAC™, in 2006. The VTRAC is a lamp-based UVB targeted therapy, positioned at a price point lower than the XTRAC laser system so that it will effectively compete with other non-laser-based therapies for psoriasis and vitiligo.
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
ProCyte’s financial and administrative functions were transferred from Redmond, Washington to Montgomeryville, Pennsylvania in June 2005. Integration of and coordination between the sales forces of the Skin Care and Domestic XTRAC business units is ongoing.
Surgical Services
The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. Although we intend to increase our investment in this business segment for the balance of2006, we will continue to pursue a cautious growth strategy in order to conserve our cash resources for the XTRAC business segments.
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
Surgical Products
The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both inside and outside of the United States. Also included are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). Although surgical product revenues increased in 2006 compared to 2005, we expect that sales of surgical laser systems and the related disposable base may begin to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset this erosion by cautiously expanding our surgical services segment and by increasing sales from the diode surgical laser introduced in 2004.
Critical Accounting Policies
There have been no changes to our critical accounting policies in the three and nine months ended September 30, 2006. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations
Revenues
The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005 *
XTRAC Domestic Services	$1,601,125	$1,019,184	$3,988,970	$2,542,373
International Dermatology Equipment Products	616,342	299,176	1,438,023	901,561
Skin Care (ProCyte) Products	3,050,249	2,928,681	9,580,637	7,074,196

Total Dermatology Revenues	5,267,716	4,247,041	15,007,630	10,518,130
Surgical Services	1,793,088	1,903,336	5,158,437	5,977,366
Surgical Products	1,230,743	1,473,461	4,430,385	4,166,844

Total Surgical Revenues	3,023,831	3,376,797	9,588,822	10,144,210

Total Revenues	$8,291,547	$7,623,838	$24,596,452	$20,662,340

*  Since ProCyte was acquired on March 18, 2005, the operating results of ProCyte for the nine months ended September 30, 2005 include activity from ProCyte from March 19, 2005 through September 30, 2005.
Domestic XTRAC Segment
Recognized treatment revenue for the three months ended September 30, 2006 and 2005 for domestic XTRAC procedures was $1,263,000 and $1,019,184, respectively, reflecting billed procedures of 20,043 and 13,876, respectively. In addition, 2,161 and 1,814 procedures were performed in the three months ended September 30, 2006 and 2005, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the nine months ended September 30, 2006 and 2005 for domestic XTRAC procedures was $3,650,845 and $2,542,373, respectively, reflecting billed procedures of 60,168 and 38,991, respectively. In addition, 4,813 and 4,620 procedures were performed in the nine months ended September 30, 2006 and 2005, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the period ended September 30, 2006 compared to the comparable period in 2005 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in procedures are dependent upon more widespread adoption of CPT codes with comparable rates by private healthcare insurers and on building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.
In the first quarter of 2003, we implemented a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended September 30, 2006, we recognized net revenues of $54,211 under this program compared to the deferral of $25,375 for the three months ended September 30, 2005. For the nine months ended June 30, 2006, we deferred net revenues of $102,257 under this program compared to $58,090 for the nine months ended September 30, 2005. The change in deferred revenue under this program is presented in the table below.

For the three and nine months ended September 30, 2006, domestic XTRAC laser sales were $338,125. There were eight lasers sold which were made for various reasons, including costs of logistical support and customer preferences.
The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenue	$1,601,125	$1,019,184	$3,988,970	$2,542,373
Less: laser sales revenue	(338,125)	—	(338,125)	—

Recognized treatment revenue	1,263,000	1,019,184	3,650,845	2,542,373
Change in deferred program revenue	(54,211)	25,375	102,257	58,090
Change in deferred unused treatments	114,410	(128,091)	200,683	(32,291)

Net billed treatment revenue	$1,323,199	$916,468	$3,953,785	$2,568,172

Procedure volume total	22,204	15,690	64,981	43,611
Less: Non-billed procedures	2,161	1,814	4,813	4,620

Net billed procedures	20,043	13,876	60,168	38,991

Avg. price of treatments billed	$66.02	$66.05	$65.71	$65.87
Change in procedures with (recognized)/deferred program revenue, net	(821)	384	1,556	882
Change in procedures with deferred/(recognized) unused treatments, net	1,733	(1,939)	3,054	(490)
The average price for a treatment may be reduced in some instances based on the volume of treatments performed. The average price for a treatment also varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not generally been practical to use our therapy to treat severe psoriasis patients, but this may change as our new product, the XTRAC Ultra, has shorter treatment times. A study undertaken with the guidance of John Koo, MD, of the University of California at San Francisco, will evaluate the effectiveness of the Ultra in treating patients suffering from severe psoriasis.
International Dermatology Equipment Segment
International sales of our dermatology equipment and related parts were $616,342 for the three months ended September 30, 2006 compared to $299,176 for the three months ended September 30, 2005. We sold 13 and 5 laser systems in the three months ended September 30, 2006 and 2005, respectively. International sales of our dermatology equipment and related parts were $1,438,023 for the nine months ended September 30, 2006 compared to $901,561 for the nine months ended September 30, 2005. We sold 31 and 16 laser systems in the nine months ended September 30, 2006 and 2005, respectively. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has caused us to reduce the prices we charge to international distributors. Furthermore, average selling prices for international dermatology equipment are influenced by the following two factors:
•
We have begun selling refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment. We sold one and six of these used lasers at an average price of $35,000 and $28,000 for the three and nine months ended September 30, 2006, respectively; and

•
We have begun selling the new VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment. In the three and nine months ended September 30, 2006, we sold six and ten VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$616,342	$299,176	$1,438,023	$901,561
Laser systems sold	13	5	31	16

Average revenue per laser	$47,411	$59,835	$46,388	$56,348
Skin Care (ProCyte) Segment
For the three months ended September 30, 2006, ProCyte revenues were $3,050,249 compared to $2,928,681 in the three months ended September 30, 2005. For the nine months ended September 30, 2006, ProCyte revenues were $9,580,637 compared to $7,074,196 in the nine months ended September 30, 2005. Since ProCyte was acquired on March 18, 2005, the operating results of ProCyte for the nine months ended September 30, 2005 include activity from ProCyte from March 19, 2005 through September 30, 2005. ProCyte revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena. For the full nine months September 30, 2005, unaudited Skin Care revenues were approximately $10.1 million.
Royalty revenues decreased $104,383 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. OEM distributor sales decreased $100,781 and $168,522 for the three and nine months ended September 30, 2006 to the comparable prior year period, which is included in product sales.
The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Product sales	$2,901,891	$2,704,340	$8,818,267	$6,164,280
Bulk compound sales	112,400	84,000	496,400	587,550
Royalties	35,958	140,341	265,970	322,366

Total ProCyte revenues	$3,050,249	$2,928,681	$9,580,637	$7,074,196

Surgical Services Segment
In the three months ended September 30, 2006 and 2005, surgical services revenues were $1,793,088 and $1,903,336, respectively, representing a 5.8% decrease from the comparable period in 2005. In the nine months ended September 30, 2006 and 2005, surgical services revenues were $5,158,437 and $5,977,366, respectively, representing a 13.7% decrease from the comparable period in 2005. These decreases were primarily due to the six territories that we closed since January 1, 2005, the largest of which was in the fourth quarter of 2005, and business interruption in New Orleans and Alabama from the hurricanes in August and September 2005. Two of our territories were closed on the western side of Florida due to the termination of a customer contract. We closed the other four territories for insufficient profitability. During the first quarter of 2006, we have begun to work with a regional hospital system in central Florida, which we expect will generate annual revenue exceeding the annual revenue lost in the western side of the state.
The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,793,088	$1,903,336	$5,158,437	$5,977,366
Surgical Products Segment
Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.
For the three months ended September 30, 2006, surgical products revenues were $1,230,743 compared to $1,473,461 in the three months ended September 30, 2005. The decrease was due to $147,000 less laser system revenues, though there was an increase in the number of systems sold (16 vs. 15). For the nine months ended September 30, 2006, surgical products revenues were $4,430,385 compared to $4,166,844 in the nine months ended September 30, 2005.
As set forth in the table below, the decrease in average price per laser between the period was largely due to the mix of lasers sold and partly due to the trade level at which the laser were sold (i.e. wholesale versus retail). Our diode laser has largely replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three and nine months ended September 30, 2006 were sales of 14 and 50 diode lasers, respectively. There were sales of 10 and 19 diode lasers, respectively, during the three and nine months ended September 30, 2005. The diode lasers have lower sales prices than our other types of lasers, and thus the increase in the number of diodes sold reduced the average price per laser. We expect that we will continue to sell more diode lasers than our other types of lasers into the near future.
Fiber and other disposables sales decreased 11% between the comparable three-month periods ended September 30, 2006 and 2005. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We continue to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. We hope to offset the decline in laser and disposables revenues by sales of CO2 and diode surgical lasers.
The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,230,743	$1,473,461	$4,430,385	$4,166,844
Laser systems sold	16	15	61	32

Laser system revenues	$305,625	$452,750	$1,397,965	$1,102,445

Average revenue per laser	$19,102	$30,183	$22,917	$34,451

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
Product cost of revenues for the three months ended September 30, 2006 was $2,097,500 compared to $1,956,022 for the three months ended September 30, 2005. The $141,478 increase reflected the cost of sales for the domestic XTRAC laser sales of $96,333 and increases of $43,607 in costs for the ProCyte business and $76,438 associated with the dermatology laser equipment sold outside the United States, due to the increase in laser sales, and an offsetting decrease of $74,900 for surgical products due to decreased sales.
Product cost of revenues for the nine months ended September 30, 2006 was $6,374,344 compared to $4,856,858 for the nine months ended September 30, 2005. The $1,517,486 increase reflected the cost of sales for the domestic XTRAC laser sales of $96,333 and an increase of $750,553 of costs for the ProCyte business acquired on March 18, 2005, and therefore the operating results of ProCyte for the nine months ended September 30, 2005 include activity from ProCyte from March 19, 2005 through September 30, 2005. Additionally there was an increase of $535,554 for surgical products due to lower production levels that resulted in increased unabsorbed overhead costs and $135,046 associated with the increase in sales of dermatology laser equipment sold outside the United States.
Services cost of revenues was $2,561,436 in the three months ended September 30, 2006 compared to $2,347,362 in the comparable period in 2005. Contributing to the $214,074 increase was a $268,613 increase in the Domestic XTRAC business segment due to increased depreciation on the lasers of $126,000. This was offset by a decrease of $54,539 in the cost of revenues for the Surgical Services business, due to decreased revenues.
Services cost of revenues was $7,216,680 in the nine months ended September 30, 2006 compared to $6,301,086 in the comparable period in 2005. Contributing to the $915,594 increase was an $1,001,517 increase in the Domestic XTRAC business segment due to increased depreciation on the lasers of $556,000 and abnormal gas consumption, which has been corrected by software modifications. This was offset by a decrease of $85,923 in the cost of revenues for the surgical Services business, due to decreased revenues.
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
Gross Margin Analysis
Gross margin increased to $3,632,611 during the three months ended September 30, 2006 from $3,320,454 during the same period in 2005. As a percent of revenues, gross margin increased to 43.8% for the three months ended September 30, 2006 from 43.6% for the same period in 2005. Gross margin increased to $11,005,428 during the nine months ended September 30, 2006 from $9,504,396 during the same period in 2005. As a percent of revenues, gross margin decreased to 44.7% for the nine months ended September 30, 2006 from 46.0% for the same period in 2005.

The following table analyzes changes in our gross margin for the periods reflected below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Company Margin Analysis	2006	2005	2006	2005
Revenues	$8,291,547	$7,623,838	$24,596,452	$20,662,340
Percent increase	8.8%		19.0%
Cost of revenues	4,658,936	4,303,384	13,591,024	11,157,944
Percent increase	8.3%		21.8%

Gross profit	$3,632,611	$3,320,454	$11,005,428	$9,504,396
Gross profit percentage	43.8%	43.6%	44.7%	46.0%
The primary reasons for the increases in gross margin for the three and nine months ended September 30, 2006, compared to the same period in 2005 were as follows
•
Our skin care business has the highest gross profit percentage of any of our business segments. However, we acquired ProCyte on March 18, 2005, and, as such, the operating results of ProCyte for the nine months ended September 30, 2005 only included activity from March 19, 2005 through September 30, 2005.

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2006 than in 2005. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•	We sold a greater number of surgical laser systems due to the increased marketing of the diode laser. These units were primarily sold to our master distributor at a gross margin of approximately 36%.
•
We sold XTRAC lasers domestically during the three and nine months ended September 30, 2006. The gross margin on these sales are higher, approximately 72%, since certain of the lasers were previously being depreciated.

•
Offsetting the above was an increase in depreciation of $126,000 and $556,000 included in the XTRAC domestic cost of sales as a result of increasing the overall placements of new lasers since the periods ended September 30, 2005.

•
In the surgical products segment, unabsorbed labor and overhead plant costs, due to lower production levels, accounted for $387,000 of the increase in cost of goods sold for the nine months ended September 30, 2006.

•
Surgical services revenues decreased due to lost contracts, while costs related to laser repairs increased during the period. Some revenues were lost due to hurricanes. While we believe a portion of the loss will be covered by insurance, we will not record any expected recovery until we have greater assurance of such recovery.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
XTRAC Domestic Segment	2006	2005	2006	2005
Revenues	$1,601,125	$1,019,184	$3,988,970	$2,542,373
Percent increase	57.1%		56.9%
Cost of revenues	1,224,007	859,061	3,050,083	1,952,233
Percent increase	42.5%		56.2%

Gross profit	$377,118	$160,123	$938,887	$590,140
Gross profit percentage	23.6%	15.7%	23.5%	23.2%
Gross margin increased for this segment for the three and nine months ended September 30, 2006 from the comparable period in 2005 by $216,995 and $348,747, respectively. The key factors for the increases were as follows:
•
We sold XTRAC lasers domestically during the three and nine months ended September 30, 2006. The gross margin on these sales are higher, approximately 72%, since certain of the lasers were previously being depreciated.

•
A key driver in increased revenue in this segment is insurance reimbursement and increased direct-to-consumer advertising in targeted territories. In 2005, several private health insurance plans adopted a favorable policy to cover the medically necessary treatment of psoriasis using our XTRAC laser system (e.g. United Healthcare, Highmark, Independence Blue Cross, Empire BCBS, Cigna, Premera, Blue Cross of Michigan). These insurers added to the group of companies that had already adopted a favorable policy in 2004. In 2006, we increased our level of direct-to-consumer advertising to recruit patients to dermatologists office to seek treatment with the XTRAC laser system. While the advertising helped increase revenues, the advertising is also costly. We continue to analyze and adjust the advertising campaigns for cost-effectiveness.

•
Procedure volume increased 44% from 13,876 to 20,043 billed procedures in the three months ended September 30, 2006 compared to the same period in 2005. Procedure volume increased 54% from 38,991 to 60,168 billed procedures in the nine months ended September 30, 2006 compared to the same period in 2005. Price per procedure did not change significantly between the periods.

•
The cost of revenues increased by $364,946 for the three months ended September 30, 2006. This increase is due to the cost of sales for the lasers of $96,000 and to an increase in depreciation on the lasers in service of $126,000 over the comparable prior year period. The cost of revenues increased by $1,097,850 for the nine months ended September 30, 2006. This increase is due to the cost of sales for the lasers of $96,000 and to an increase in depreciation on the lasers in service of $556,000 over the comparable prior year period and abnormal gas consumption, which has been corrected by software modification. The depreciation costs will continue to increase in subsequent periods as the business grows. In addition, there was an increase in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues.

The following table analyzes our gross margin for our International Dermatology Equipment segment for the periods presented below:

	Three Months Ended		Nine Months Ended
International Dermatology	September 30,		September 30,
Equipment Segment	2006	2005	2006	2005
Revenues	$616,342	$299,176	$1,438,023	$901,561
Percent increase	106.0%		59.5%
Cost of revenues	320,502	244,065	772,861	637,815
Percent increase	31.3%		21.2%

Gross profit	$295,840	$55,111	$665,162	$263,746
Gross profit percentage	48.0%	18.4%	46.3%	29.3%
Gross margin for the three and nine months ended September 30, 2006 increased by $240,729 and $401,416, respectively, from the comparable period in 2005. The key factors for the increase were as follows:
•
We sold seven XTRAC laser systems and six VTRAC lamp-based excimer systems during the three months ended September 30, 2006 and five XTRAC laser systems in the comparable period in 2005. We sold 21 XTRAC laser systems and 10 VTRAC lamp-based excimer systems during the nine months ended September 30, 2006 and 16 XTRAC laser systems in the comparable period in 2005. The VTRAC systems have a higher gross margin than the XTRAC laser systems.

•
The International dermatology equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products. Partially offsetting the increase in the number of laser systems sold was a decrease in the average price of the laser systems sold. After adjusting the revenue for parts sales of approximately $83,000, the average price for lasers sold during this period was approximately $41,100 in the three months ended September 30, 2006, down from $49,100 in the comparable period in 2005. Contributing to the overall decrease in the average selling price in the three months ended September 30, 2006 was the sale of certain used lasers which were previously deployed in U. S. operations and sold at a discount to the list price for new equipment. We sold one of these used lasers at a price of $35,000. This laser had a net book value that was less than the cost of a new XTRAC laser system.

After adjusting the revenue for parts sales of approximately $232,000, the average price for lasers sold during this period was approximately $38,900 in the nine months ended September 30, 2006, down from $48,100 in the comparable period in 2005. Contributing to the overall decrease in the average selling price in the nine months ended September 30, 2006 was the sale of certain used lasers which were previously deployed in the US operations and sold at a discount to the list price for new equipment. We sold six of these used lasers at an average price of $28,000. Each of these lasers had a net book value that was less than the cost of a new XTRAC laser system.

The following table analyzes our gross margin for our SkinCare (ProCyte) segment for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Skin Care (ProCyte) Segment	2006	2005	2006	2005
Product revenues	$2,901,891	$2,704,340	$8,818,267	$6,164,280
Bulk compound revenues	112,400	84,000	496,400	587,550
Royalties	35,958	140,341	265,970	322,366

Total revenues	3,050,249	2,928,681	9,580,637	7,074,196
Percent Increase	4.2%		35.4%
Product cost of revenues	843,253	817,272	2,597,174	1,744,225
Bulk compound cost of revenues	69,759	52,133	308,078	410,475

Total cost of revenues	913,012	869,405	2,905,252	2,154,700

Percent Increase	5.0%		34.8%
Gross profit	$2,137,237	$2,059,276	$6,675,385	$4,919,496
Gross profit percentage	70.1%	70.3%	69.7%	69.5%
Gross margin for the three and nine months ended September 30, 2006 increased by $77,961 and $1,755,889, respectively, for the comparable periods in 2005. The key factors impacting gross margin were as follows:
•
Skin Care (ProCyte) business was acquired on March 18, 2005 and, as such, the operating results of ProCyte for the nine months ended September 30, 2005 only included activity from March 19, 2005 through September 30, 2005.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no significant costs associated with this revenue stream.

The following table analyzes our gross margin for our Surgical Services segment for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Surgical Services Segment	2006	2005	2006	2005
Revenues	$1,793,088	$1,903,336	$5,158,437	$5,977,366
Percent decrease	(5.8%)		(13.7%)
Cost of revenues	1,409,453	1,465,502	4,187,792	4,283,181
Percent decrease	(3.8%)		(2.2%)

Gross profit	$383,635	$437,834	$970,645	$1,694,185
Gross profit percentage	21.4%	23.0%	18.8%	28.3%
Gross margin in the Surgical Services segment for the three and nine months ended September 30, 2006 decreased by $54,199 and $723,540, respectively, from the comparable periods in 2005. The key factors impacting gross margin for the Surgical Services business were as follows:
•
We have closed six territories of business due to unacceptable operating profit and one territory due to competition. Although closing these unprofitable territories will save costs and improve profitability over time, the overall costs saved for the three and nine months ended September 30, 2006 have not kept pace with the revenues lost. Nevertheless, in the case of the territory lost to competition, we have opened a new, contiguous territory in which we have secured a long-term contract from which we anticipate significant procedure volume. For that reason, we have relocated our personnel and material from the lost territory to the new one.

•	We suffered business interruption due to hurricanes in the New Orleans and Alabama territories during August and September 2005.
•	Our product cost percentage has increased due to a change in the mix of procedures performed.
The following table analyzes our gross margin for our Surgical Products segment for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Surgical Products Segment	2006	2005	2006	2005
Revenues	$1,230,743	$1,473,461	$4,430,385	$4,166,844
Percent (decrease) increase	(16.5%)		6.3%
Cost of revenues	791,962	865,351	2,675,036	2,130,016
Percent (decrease) increase	(8.5%)		25.6%

Gross profit	$438,781	$608,110	$1,755,349	$2,036,828
Gross profit percentage	35.7%	41.3%	39.6%	48.9%
Gross margin for the Surgical Products segment in the three and nine months ended September 30, 2006 compared to the same periods in 2005 decreased by $169,329 and $281,479, respectively. The key factors impacting gross margin were as follows:
•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended September 30, 2006 decreased by $242,718 from the three months ended September 30, 2005 while cost of revenues decreased by $73,389 between the same periods. There was one more laser system sold in the three months ended September 30, 2006 than in the comparable period of 2005. However, the lasers sold in the 2005 period were at higher prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the three months ended September 30, 2006 and 2005 were sales of $256,625 and $164,000 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•
Revenues for the nine months ended September 30, 2006 increased by $263,541 from the nine months ended September 30, 2005 while cost of revenues increased by $545,020 between the same periods. There were 29 more laser systems sold in the nine months ended September 30, 2006 than in the comparable period of 2005. However, the lasers sold in the 2005 period were at higher prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the nine months ended September 30, 2006 and 2005 were sales of $897,915 and $378,000 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•	Unabsorbed labor and overhead plant costs, due to lower production levels, accounted for $387,000 of the increase in cost of goods sold for the nine months ended September 30, 2006.
•
This revenue increase was partly offset by a decrease in AzurTec project revenues of $157,000 and a decrease in sales of disposables between the periods. The AzurTec revenues recognized in 2005 had substantially no associated direct costs. Disposables, which have a higher gross margin as a percent of revenues than lasers, represented a higher percentage of revenue in the three months ended September 30, 2006 compared to the same period in 2005.

Selling, General and Administrative Expenses
For the three months ended September 30, 2006, selling, general and administrative expenses increased $373,226 to $4,899,404 from the three months ended September 30, 2005. The increase was caused by an increase in direct-to-consumer advertising of $120,000, an increase in bonus accrual of $25,000, an increase of $331,284 for stock-based compensation expense following adoption of SFAS No. 123R (see Note 1, “Stock-Based Compensation”) and $18,269 for stock options issued to consultants. Offsetting a portion of the increases for the three months ended September 30, 2006, was a reduction of legal expenses of $89,000 compared to the prior year period.
For the nine months ended September 30, 2006, selling, general and administrative expenses increased $3,261,448 to $15,206,041 from the nine months ended September 30, 2005. Selling, general and administrative expenses related to the ProCyte business accounted for $1,025,000 of the increase with the remaining increase related to a $252,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the domestic XTRAC segment, an increase in direct-to-consumer advertising of $703,000, an increase in corporate insurance of $74,000, an increase in bonus accrual of $155,000, an increase of $1,136,405 for stock-based compensation expense following adoption of SFAS No. 123R (see Note 1, “Stock-Based Compensation”) and $111,706 for stock options issued to consultants. Offsetting a portion of the increases for the nine months ended September 30, 2006, was a reduction of legal expenses of $281,000 compared to the prior year period.
Engineering and Product Development
Engineering and product development expenses for the three months ended September 30, 2006 decreased to $267,062 from $304,935 for the three months ended September 30, 2005. Engineering and product development expenses for the nine months ended September 30, 2006 decreased to $764,445 from $819,845 for the nine months ended September 30, 2005. During the 2005 and 2006 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.
Other Income
Other income for the three months ended September 30, 2005 was $244,988, reflecting the expiration of the SLT subordinated notes. There was no other income in the comparable period in 2006.
Other income for the nine months ended September 30, 2005 was $333,655 reflecting a non-monetary exchange of assets during June 2005 of two depreciable engineering development prototypes in exchange for four product units to be held for sale and the expiration of the SLT subordinated notes. There was no other income in the comparable periods in 2006.
Interest Expense, Net
Net interest expense for the three months ended September 30, 2006 increased to $159,180, as compared to $84,229 for the three months ended September 30, 2005. Net interest expense for the nine months ended September 30, 2006 increased to $418,170, as compared to $212,276 for the nine months ended September 30, 2005. The increase in net interest expense was the result of the draws on the lease line of credit during the third and fourth quarters of 2005 and the first and second quarters of 2006.
Net Loss
The aforementioned factors resulted in a net loss of $1,693,035 during the three months ended September 30, 2006, as compared to a net loss of $1,349,900 during the three months ended September 30, 2005, an increase of 25%. The aforementioned factors resulted in a net loss of $5,383,228 during the nine months ended September 30, 2006, as compared to a net loss of $3,138,663 during the nine months ended September 30, 2005, an increase of 72%. These increases were primarily the result of the increase in cost of sales and resulting decrease in gross margin, stock option expense of $349,553 and $1,248,111 following the adoption of SFAS No. 123R and an increase of $163,217 and $884,974 of depreciation and amortization over the comparable three and nine-month periods of the prior year, respectively. The following table illustrates the impact of two of these major expenses, namely depreciation and amortization and of stock option expense following adoption of SFAS No. 123R, between the periods:

	For the three months ended September 30,
	2006	2005	Change
Net Loss	$1,693,035	$1,349,900	$343,135
Major Expenses included in net loss:
Depreciation and amortization	1,047,178	883,961	163,217
Stock-based compensation	349,553	—	349,553

	$1,396,731	$883,961	$512,770

	For the nine months ended September 30,
	2006	2005	Change
Net Loss	$5,383,228	$3,138,663	$2,244,565
Major Expenses included in net loss:
Depreciation and amortization	3,101,689	2,216,715	884,974
Stock-based compensation	1,248,111	—	1,248,111

	$4,349,800	$2,216,715	$2,133,085

The table provides a non-GAAP measure of financial performance. The tabular data should be considered as a supplement to results prepared under current accounting standards; they are not a substitute for, nor superior to, GAAP results. We present this non-GAAP measure to enhance investors’ overall understanding of our current financial performance and provide further information for comparison to periods pre-dating the adoption of the new accounting standard SFAS No. 123R. We believe that the non-GAAP measure provides useful information to both management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe that non-GAAP measures that exclude stock-based compensation expense enhance the comparability of current results against prior periods.
Liquidity and Capital Resources
We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive results from operations.
On March 18, 2005, we acquired ProCyte. The skincare products and royalties provided by ProCyte increased revenues for the three and nine months ended September 30, 2006. We realize cost savings from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, once the consolidated infrastructure is in place, we expect our revenues to grow without proportionately increasing the rate of growth in our fixed costs.
At September 30, 2006, our current ratio was 1.78 compared to 2.42 at December 31, 2005. As of September 30, 2006, we had $7,702,327 of working capital compared to $11,109,369 as of December 31, 2005. Cash and cash equivalents were $4,437,457 as of September 30, 2006, as compared to $5,609,967 as of December 31, 2005. We had $156,000 of cash that was classified as restricted as of September 30, 2006 compared to $206,931 as of December 31, 2005.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements beyond the third quarter of 2007. The 2006 operating plan reflects costs savings from the integration of ProCyte as well as increases in per-treatment fee revenues for use of the XTRAC system based on wider insurance coverage in the United States. In addition, the 2006 operating plan calls for increased revenues and profits from our newly acquired Skin Care business. In light of our recent private placement (see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds) of approximately $11.4 million, we believe that we shall have the necessary financing to meet our operating and capital requirements through 2007.
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
Net cash provided by operating activities was $817,998 for nine months ended September 30, 2006, compared to cash used of $2,616,626 for the same period in 2005. The change was primarily due to a decrease in inventory and an increase in accounts payable and other current liabilities.
Net cash used in investing activities was $3,546,179 for the nine months ended September 30, 2006 compared to cash provided by of $2,942,393 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we received cash of $5,578,416, net of acquisition costs, in the ProCyte acquisition and used $2,548,535 for production of our lasers-in-service compared to $3,485,269 for the same period in 2006.
Net cash provided by financing activities was $1,606,602 for the nine months ended September 30, 2006 compared to $966,566 for the nine months ended September 30, 2005. In the nine months ended September 30, 2006 we made payments of $809,727 on certain notes payable and capital lease obligations and $7,890 in registration costs. These payments were offset by the advances under the lease line of credit, net of payments, of $2,120,508, by receipts of $244,180 from the exercise of common stock options and warrants and $50,931 of restricted cash that was released from restriction. In the nine months ended September 30, 2005, we received $1,347,945 from the advances under the lease line of credit, net of payments, $702,745 from the exercise of common stock options and warrants. These cash receipts were offset by $819,998 for the payment of certain notes payable, capital lease obligations and $169,524 of registration costs and $94,602 of additional restricted cash.
Commitments and Contingencies
During the three and nine months ended September 30, 2006, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2005 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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
Change in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the three and nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — Other Information

ITEM 1.	Legal Proceedings
Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2005 for descriptions of our legal proceedings.
In the matter we brought against RA Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, the discovery process has begun. The Court continues to hold under advisement our motion for partial summary judgment.
In June 2006, RA Medical Systems, Inc brought an action against us in California Superior Court for San Diego County, alleging: (1) that we did not have the requisite permission from the State of California for our new facility in Carlsbad, and (2) that our standard agreement consigning an XTRAC laser systems with a physician interferes with the physicians freedom to practice medicine. We removed the state action to Federal court, and then moved to dismiss the second count of the removed action. RA Medical filed an amended complaint in the removed action, and dropped the second count. In our answer to the amended complaint, we have generally denied the allegations of the complaint and brought several counterclaims. Among our counterclaims are contractual interference and misappropriation of our technology. RA Medical moved to discuss the counterclaim for misappropriation, based on the statute of limitations. We have replied to the motion, defending our counterclaim. We have concurrently moved for the removed action to be consolidated into the first Federal action which we brought.

In August 2006, we brought a declaratory judgment action against the California Department of Health Services in California Superior Court for San Diego County. In this action, we asked the Court to review the policy of the Department which requires the Department to inspect a relocated facility before the Department will issue a license, notwithstanding the applicable statute which permits licenses to be issued without such an inspection. We did this because in June 2005, we applied and paid for a license for our new facility in Carlsbad, California, but it was not until May 2006 that the Department finally inspected our facility and issued a license for it to us.
In the matter which RA Medical Systems and Dean Irwin brought against us, Jenkens & Gilchrist, LLP and Michael R. Matthias, we have met with the presiding judge to review a schedule for the case. We have answered the complaint with general denials and have responded to the first round of discovery requests. We brought in October 2006 an action against our insurance carrier in the Court of Common Pleas, Commonwealth of Pennsylvania, to determine whether our carrier should be permitted now to refuse indemnity for these matters. We are concurrently transferring our defense from counsel endorsed by the carrier to counsel of our own choosing.
In the matter of Vida Brown, the case has been settled and dismissed. We paid only the retention amount and the balance of our share of the settlement was paid by our insurance carrier.
We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K dated December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Issuances of Unregistered Securities
On November 3, 2006, pursuant to the terms of a definitive Securities Purchase Agreement, we completed a private placement and sold 9,760,000 Shares of our common stock at a price of $1.17 per share and issued warrants to purchase 2,440,000 shares of our common stock with an exercise price of $1.60 per share.
The placement resulted in gross proceeds of $11,419,200 to us before deducting the placement agent’s fee of approximately $742,000, as well as the other transaction expenses payable by us. Cowen and Company LLC acted as our sole placement agent for this transaction. In connection with the private placement, we will owe commissions to Cowen based on future proceeds from Purchasers’ exercises of their warrants; we also issued warrants to purchase 244,000 shares to the placement agent, with the same exercise price and other terms as contained in the warrants issued to the purchasers in the private placement.

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

PHOTOMEDEX, INC.
Date: November 9, 2006	By:	/s/ Jeffrey F. O'Donnell
Jeffrey F. O'Donnell
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002