Form 10-K
period 2006-12-31
PHOTOMEDEX INC
filed 2007-03-16
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☐ No ☒

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

Yes ☐  No ☒

The number of shares outstanding of our common stock as of March 15, 2007, was 62,536,054 shares. The aggregate market value of the common stock held by non-affiliates (53,064,354 shares), based on the closing market price ($1.15) of the common stock as of March 15, 2007 was $61,024,007.

i

Certain statements in this Annual Report on Form 10-K, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation, (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward- looking statements.

PART I

Item 1. Business

We are a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life.

Our business operates in five distinct business units: three in Dermatology and two in Surgical. Business units, or segments, and are distinguished by our management structure, products and services offered, markets served or types of customers.

The Domestic XTRAC® segment derives revenues principally from procedures performed by dermatologists in the United States. Our XTRAC system is generally placed in a dermatologist’s office without any initial capital cost and then we charge a fee-per-use to treat skin disease. On occasion, however, we sell XTRAC lasers to customers, due generally to customer circumstances and preferences. Our International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals, surgery centers and doctors both domestically and internationally.

The XTRAC laser system is designed and manufactured by us to phototherapeutically treat psoriasis, vitiligo, atopic dermatitis and leukoderma. We have secured specific 510(k) clearances from the United States Food and Drug Administration to market the XTRAC laser system for treatment of these conditions. Our first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 prior to any of its procedures being approved for medical insurance reimbursement. In the last several years, we have sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. As a result of initiatives undertaken by the Company and the physician community, the ability for physicians to process claims efficiently and with positive payment decisions for use of the XTRAC system improved significantly during the latter part of 2005 and 2006. The XTRAC is approved by Underwriters’ Laboratories; it is also CE-marked, and accordingly a third party; regularly audits our quality system and manufacturing facility. Our manufacturing facility for the XTRAC is located in Carlsbad, California.

Our Skin Care business resulted from the acquisition of ProCyte Corporation (“ProCyte”) on March 18, 2005. ProCyte, located in Redmond, Washington, markets products for skin health, hair care and wound care generally distributed by dermatologists and plastic surgeons. Most of these products incorporate patented copper peptide technologies. In addition to a diversified product line, ProCyte has provided a national sales force and increased our marketing department.

The Surgical businesses were acquired on December 27, 2002 as a result of the acquisition of Surgical Laser Technologies, Inc. (“SLT”), located in Montgomeryville, Pennsylvania. In the surgical businesses, we also develop, manufacture and market proprietary lasers and delivery systems for both contact and non-contact surgery and provide surgical services utilizing these and other manufacturers’ products. The Montgomeryville facility also serves as our corporate headquarters.

Our Business Strategy: The Dermatology Businesses

Our short-term goal is to establish the XTRAC system as a preferred treatment modality for psoriasis and other inflammatory skin disorders through persuasive clinical evidence and widespread private healthcare reimbursement. Our acquisition of ProCyte has added a skincare business to our Company and provided a broadened complementary product line marketed to the same customer base through a national sales force and marketing organization. Our longer-term goal is to be a world-class provider of the highest-quality, cost-effective, medical technologies, including phototherapy and surgical procedures delivered in doctors’ offices, hospitals and surgical centers. The following are the key elements of our strategy:

Establish Our XTRAC System as a Preferred Treatment Modality for Psoriasis and Other Inflammatory Skin Disorders. Several opinion leaders in the dermatological community have endorsed our XTRAC system as a preferred treatment modality for the majority of psoriasis and vitiligo patients. We are using these endorsements to accelerate the acceptance of our XTRAC system among dermatologists. We have also developed a set of medical practice tools, such as patient education videos, patient letters, sample press releases, point-of-sale displays and other advertising literature, to assist dermatologists in marketing our XTRAC system. As a result of improved reimbursement together, with the infusion of additional equity capital in November 2006, we have expanded our sales force, clinical specialists and marketing initiatives.

Achieve Widespread Private Healthcare Reimbursement. The Centers for Medicare and Medicaid Services (CMS) published national Medicare rates, effective March 1, 2003, for the newly established laser reimbursement codes for inflammatory skin disorders such as psoriasis. We mailed a data compendium of clinical and economic evidence establishing the XTRAC system as safe, efficacious, and cost-effective, to virtually all insurance plans in the United States between December 2003 and February 2004. A critical component of the mailing was a psoriasis health economic study, which concluded that the overall clinical impact of the XTRAC system has proven to be outstanding for expected treatment-free days and remission days. Further, the data compendium stated the expected costs are lower than those for other phototherapies and comparable to the most commonly used second-step topical alternatives. Because total expected annual per-patient costs, with or without the XTRAC system, are equivalent for patients who start on combination first-step therapy, payers bear no incremental procedure cost if the excimer laser is included in the overall mix of second-step care. The economic and clinical data contained therein supports the establishment of medical policies by private healthcare reimbursement plans for the treatment of mild to moderate psoriasis. As of March 15, 2007, we estimate that approximately 80% of people in the United States who are covered by a health insurance program have plans that reimburse for the treatment of psoriasis by means of the XTRAC system. We are continuing to try to develop wider private healthcare reimbursement arrangements through this marketing effort, but can give you no assurances to increasing such arrangements.

Build Broad Consumer Awareness Program to Attract Those Not Currently Seeking Treatment. Of the 7 million people in the United States who have been diagnosed with psoriasis, only about 1.5 million seek regular care. We believe that many do not seek care, largely due to the frustration caused by the limited effectiveness, inconvenience and negative side effects of treatment alternatives other than treatment with the XTRAC system. We have expended funds in print, radio and/or internet advertising to educate this frustrated segment of the population about how our XTRAC system enables more convenient and effective psoriasis treatment. As a result of recent substantive improvement in regional insurance reimbursement, we have initiated direct-to-consumer advertising efforts in targeted geographic regions that have benefited by this improvement. We are continually to evaluate the cost-effectiveness of the various components of the program.

Increase Installed Base of Our XTRAC Systems by Minimizing Economic Risk to the Dermatologists. In the United States, we generally place our XTRAC system in dermatologists' offices on a fee-per-use basis to the physician. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating an inherent economic risk to them. Occasionally, favorable economic circumstances influence our decision to sell the laser system directly to dermatologists. Longer term, we also intend to market our XTRAC system on a fee-per-use basis outside of the United States in combination with continuing to sell XTRAC systems directly to dermatologists in foreign markets through distributors.

Sell the XTRAC System in Foreign Countries to be Utilized to Treat Patients on a Wider Basis. We have entered into a number of distribution relationships or agreements with respect to the sale of the XTRAC system on an international basis. We have chosen this marketing approach over a direct marketing approach because of the varying economic, regulatory, insurance reimbursement and selling channel environments outside of the United States. We intend to enter into additional agreements in other countries. However, we cannot be certain that our international distributors will be successful in marketing the XTRAC system outside of the United States or that our distributors will purchase more than the minimum contractual requirements or expected purchase levels under these agreements or relationships. Our international strategy also includes placing XTRAC systems with dermatologists to provide us a usage-based revenue stream. To date, no units have been placed in international markets that provide a usage-based revenue stream. In addition, we have added a non-laser based product line to our international offering, called the VTRAC™. This product line is a result of licensed technologies from Stern Laser srl, our distributor in Italy. The purpose of this product offering is to provide a best-in-class non-laser purchase option to compete against lower-priced lamp-based international competitors.

Our Solution for Psoriasis

The XTRAC 308-nanometer (nm) excimer laser has emerged as an important treatment option for patients with stable localized mild-to-moderate plaque psoriasis (about 80% of psoriasis cases), especially for patients whose plaques are recalcitrant to topical therapy. We believe our XTRAC system should become a preferred treatment modality for the majority of patients suffering from psoriasis. The XTRAC excimer laser offers numerous benefits to the patient, the physician, and the third-party insurance payer, including:

•
At 308 nanometers, the excimer laser utilizes an ultra-narrow wavelength in the narrowband UVB spectrum with a proven anti-psoriatic action. In addition, by focusing the energy exclusively to the psoriasis plaques, the laser avoids exposing normal skin to potentially detrimental exposure to UVB energy, and with fewer side effects than other treatment methods.

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

•
Our XTRAC system enables a physician to deliver concentrated doses of ultraviolet light to the psoriasis-affected skin at a higher intensity than is possible with traditional ultraviolet light therapy. As a result, physicians can use the XTRAC system to treat all degrees of psoriasis from mild to moderate cases and even some severe cases. The XTRAC system has also proven effective to treat hinged body areas (elbows and knees), which previously have been the most difficult areas of the body to effectively treat with topical treatments and other ultraviolet light therapy.

•
Most patients (84%) will obtain significant improvement (>75%) with 6 to 10 treatments (2 treatments per week for 3 to 5 weeks). These results have been demonstrated to be long-lasting as well, with mean remission rates reported from 3.5 to 6 months.

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

•
The acceptance of this procedure has been established by the American Medical Association through the establishment of three specific CPT codes describing this procedure (96920, 96921 and 96922), as well as the establishment of Relative Value Units adopted by CMS. Since 2003, rates set by CMS have trended upward.

•
Numerous private payers and CMS carriers have recognized the clinical and economic merits of excimer laser treatment and have adopted medical coverage policies endorsing its use. In addition, approximately 89,000 excimer laser psoriasis procedures have been performed in the United States in 2006, approximately 60,000 in 2005 and 53,000 in 2004 (since the issuance of relevant CPT codes).

Our Solution for Vitiligo

In March 2001, the FDA granted 501(k) clearance to market our XTRAC system for the treatment of vitiligo. In 2006, we secured exclusive rights to U.S. Patent No. 6,979,327, from the Mount Sinai School of Medicine. The patent covers, among other things, treatment of vitiligo by means of an excimer laser system. Vitiligo is a disease in which the skin loses pigment due to destruction of the pigment cells, causing areas of the skin to become lighter in color than adjacent healthy skin. This condition can be distressing to patients. Between 1% and 2% of the population suffers from the condition, and there is no known cure. The principal conventional treatments for symptoms are PUVA radiation and, to a lesser extent, topical steroids and combination therapies. According to the National Vitiligo Foundation, or NVF, the cost of PUVA treatments, over a 12 to 18 month period, can run $6,000 or more and involve 120 clinic visits. Moreover, according to the NVF, current conventional treatment methods are unsatisfactory and many patients tend to lose the pigment they were successful in gaining through PUVA therapy. Our XTRAC system can effectively re-pigment a patient's skin, allowing treated areas to become homogeneous in pigment to healthy surrounding skin and restore the patient's skin to its original condition. As treatment levels of psoriasis increase, we intend to promote use of the XTRAC for treatment of vitiligo. As part of that promotion, we shall explore whether CPT codes specific to vitiligo can be established as well as whether CMS and/or private insurance plans will establish reimbursement rates for the treatment of vitiligo.

Our Solution for Atopic Dermatitis

In August 2001, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of atopic dermatitis. Atopic dermatitis is a common, potentially debilitating condition that can compromise the quality of life for those it affects. The condition appears as chronic inflammation of the skin that occurs in persons of all ages, but is reported to be more common in children. Skin lesions observed in atopic dermatitis vary greatly, depending on the severity of inflammation, different stages of healing, chronic scratching and frequent secondary infections. It is reported that atopic dermatitis affects some 10% of children in the United States alone, and more than $364 million is spent annually in the treatment of this disease. Treatment options include corticosteroids, which can have negative side effects, and UVB phototherapy. The use of UVB phototherapy in the treatment of atopic dermatitis has been shown effective in published studies. Because of the controlled and targeted application provided by our XTRAC system, large areas of healthy skin are not exposed to UVB light from the XTRAC system and the corresponding potentially carcinogenic effect of other phototherapy treatments. We believe that the XTRAC system could be an alternative protocol for treating atopic dermatitis effectively. However, we do not intend to undertake clinical research that would clarify such an alternative protocol until we have secured our primary goal - wider private-payer reimbursement and increased treatment levels for psoriasis.

Our Solution for Leukoderma

In May 2002, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of leukoderma, commonly known as white spots, and skin discoloration from surgical scars, stretch marks, burns or injury from trauma. The XTRAC system utilizes UVB light to stimulate melanocytes, or pigment cells, deep in the skin. As these cells move closer to the outer layer of skin, re-pigmentation occurs. As with atopic dermatitis, we do not intend to undertake further clinical research for leukoderma that would clarify such an alternative protocol until we have secured our primary goal - wider private-payer reimbursement and treatment levels for psoriasis.

Our XTRAC System

Our XTRAC system combines the technology of an excimer laser, or "cold" laser system (already in use for a variety of medical and cosmetic treatments), with the use of ultraviolet light therapy. The XTRAC system applies a concentrated dose of UVB radiation directly to diseased skin at a higher intensity than traditional ultraviolet light therapy. Our XTRAC system utilizes a 308-nm light wavelength, which studies have shown to be the optimal wavelength to treat psoriasis effectively. Our XTRAC system consists of the laser, which is mobile, and a hand piece attached to the laser by a liquid light guide or by a fiber optic cable, which are designed to permit direct application of the ultraviolet light and an aiming beam to psoriasis-affected skin. The XTRAC comes optionally with an adjustable hand-piece that can decrease the spot size of the operating beam to permit precise, operator-controlled irradiation of tissue.

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

In the following years, we received clearance to market our XTRAC system for the treatment of vitiligo and atopic dermatitis, and in 2002 for the treatment of leukoderma. Overall, approximately 49 clinical publications have validated the clinical efficacy of our phototherapy treatments for the cleared indications of use and have advanced the insurance reimbursement process.

Background on Psoriasis

Psoriasis is believed to be a non-contagious, autoimmune medical disorder and a chronic inflammatory skin disease diagnosed in more than 7 million Americans and between 1% and 3% of the world's population. There is no known cure for psoriasis. Although clinical symptoms and severity vary greatly between individuals over periods of time, psoriasis appears most commonly as inflamed swollen lesions covered with silvery white scales. Psoriasis patients often suffer from debilitating and painful swelling, itching, bleeding, cracking and burning, resulting in decreased mobility, depression and low self-esteem. The National Psoriasis Foundation, or NPF, estimates that, in the United States, dermatologists treat over 1.5 million psoriasis patients each year.

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

Domestic Commercialization of Our XTRAC System

For the past five years, we have sought to clear the path of obstacles and barriers to a smooth and orderly roll-out of the XTRAC system in dermatology. In 2000, the technology, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer based laser system. For the first two years we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. Starting in 2002, under the technical leadership of Jeffrey Levatter, Ph.D., our chief technical officer, we made numerous improvements and corrections to the design of the XTRAC laser system. In the last three years we pursued - and in a number of regions, have substantially achieved - widespread reimbursement commencing with obtaining newly created CPT reimbursement codes.

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

In the United States, we are commercializing our XTRAC system in a manner designed to provide a recurring revenue stream not only to us, but also to the attending dermatologist, who would otherwise refer the patient for alternative treatment and thereby forego associated revenues. Although on occasion we may sell the laser outright to a dermatologist, typically we place units in the offices of dermatologists with high-volume psoriasis practices at no up-front capital cost to the dermatologists. We own the equipment and charge the dermatologist on a fee-per-treatment basis for the use of the XTRAC system.

A dermatologist generally takes delivery of our XTRAC system under the terms of our standard usage agreement. Our agreements generally do not provide the dermatologist with any purchase options, but we may offer a purchase option when favorable economic conditions exist. Title to the lasers remains either in our name or in the name of a third-party who may hold title as collateral within the context of an equipment financing transaction. There is generally no fixed amount that is to be paid over pre-set intervals of time by a dermatologist. We reserve the right to remove the laser unit from a dermatologist’s office if the parties’ economic expectations from the onset of the placement are not borne out.

Our agreements do not require the purchase of disposable products or similar items from us. We make available various accessory products (e.g. canisters of xenon chloride gas, subject to a special, proprietary formula tied to the specifications of the XTRAC system), but do not require the purchase of set amounts of such items. However, we require that only our qualified technicians maintain the lasers and that the physicians observe the instructions for use for the laser.

The dermatologist has the right to purchase pre-paid treatments, which are generally ordered telephonically and added to the laser’s computer by way of a random access code obtained from us and input by the dermatologist. These purchased treatments may be used for multiple treatments for the same or different patients, for psoriasis, vitiligo, atopic dermatitis or leukoderma. A single treatment is then deducted from the laser’s computer upon patient treatment. Payment for access codes is usually set for 60 days. The agreement does not provide for delay in payment based on third-party reimbursement. The dermatologists retain any revenue received from patients or their medical insurance providers.

Generally, dermatologists who treat psoriasis patients refer their patients to independent treatment centers for ultraviolet light or write prescriptions for topical creams or systemic drugs. In such cases, the physician does not ordinarily share in any of the revenue generated from providing treatments to the patient. However, physicians using our XTRAC system will treat the patient in their own office and, therefore, will retain revenue that would otherwise be lost to outside providers. In addition, in most states, a trained technician, rather than the physician, may apply the treatment under the physician’s supervision, thus allowing the dermatologist to continue treating other patients, while at the same time increasing revenue from treatments using our XTRAC system. We believe that this will create an attractive incentive for dermatologists to use our XTRAC system.

We promote our XTRAC system through trade shows, advertising in scientific journals, industry magazines, radio, TV and newsprint, as well as direct mail programs. Our marketing campaign has been designed to accelerate market acceptance of our XTRAC system by increasing physician and patient awareness for our new technology. Starting in November 2005, we increased the level of our direct-to-consumer advertising initiatives, given that we had made substantive progress in obtaining private health plan reimbursement approvals.

International Commercialization of Our Dermatology Equipment

Our international dermatology equipment marketing plan is based on the sale of our XTRAC system and the newly developed VTRAC system through independent, exclusive distributors. We have relationships with distributors and end users in more than 30 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to expand our products in more countries in these markets. In the longer term, we anticipate developing relationships in some countries similar to those in the United States, whereby we, acting through our distributors, place a laser system in the doctor's office for free or at minimal cost and charge the doctor a per-treatment fee.

Skin Care

General

On March 18, 2005, we completed the acquisition of ProCyte. ProCyte generates revenues from the sale of skin health, hair care and wound care products; the sale of copper peptide compound in bulk; and royalties on licenses for the patented copper peptide compound.

ProCyte’s focus since 1996 had been to bring unique products to selected markets, primarily based upon patented technologies such as GHK and AHK copper peptide. We currently sell products directly to the dermatology, plastic and cosmetic surgery, and spa markets. We have also expanded the use of our novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

Products

Our products address the growing demand for skin health and hair care products, including products designed to mitigate the effects aging has on the skin and hair and to enhance appearance. Our products are formulated, branded and targeted for specific markets. Our initial products were developed to be dispensed by physicians in the dermatology, plastic and cosmetic surgery markets for use following various medical procedures. Anti-aging skin care products were added to form a comprehensive approach for a patient’s skincare regimen. Certain of these products incorporate our patented technologies, while others complement the product line such as our advanced sunscreen products that reduce the effects of sun damage and aging on the skin.

Our products are well-suited for use in the medical specialties of dermatology, plastic and cosmetic surgery. Several recent studies presented at the American Academy of Dermatology and other medical symposia have confirmed the advantages of products containing copper peptide formulations versus such other formulations as tretinoin, vitamin C, and other popular anti-aging and skin rejuvenation products. The actions of wound care gels and creams containing copper peptide have been documented in the scientific literature for their ability to stimulate collagen synthesis, new blood vessel growth and tissue repair. This has led to the development of a variety of products designed to treat the skin following certain cosmetic procedures such as microdermabrasion, laser resurfacing and hair transplantation. There are an increasing number of these cosmetic procedures performed each year as the baby boomer population ages and has a strong desire to look good and feel good. We have a series of products tailored to the needs of these types of procedures, including the GraftCyte® System and the Complex Cu3®System, and have developed a series of daily use products that contain our patented copper peptide compounds to aid in maintaining the quality of the skin and hair following these procedures.

Skin Care. Our GraftCyte System was created to address the special tissue repair needs of patients following hair transplant surgery. This system continues to be the only complete solution addressing post-procedure care in the hair restoration market. We have continued to emphasize our Complex Cu3® Post Laser Lotion, Intensive Repair Crème, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments. The Complex Cu3 products provide a comprehensive approach to post-procedure care and allow us to differentiate our line of skincare products on the basis of our proprietary copper peptide technologies. Studies have indicated that the skin heals quicker with the use of copper peptide compounds.

We launched the successful Neova® Therapy line of anti-aging products in response to demand from physician customers for a comprehensive approach to medically directed skincare. The Neova Therapy line of GHK Copper Peptide Complex® products showcase elegant moisturizers and serums complemented by supporting cleansers, toners, and masks for an integrated approach to anti-aging skincare. Each year we have added new products to the product line, including Neova Microdermabrasion Scrub and Neova Therapy Crème de la Copper added in 2003 and the Neova Therapy Dual Action Lotion, a combination of GHK Copper Peptide Complex + Retinol in March 2004. The Neova Therapy line is designed to offer high-performance, cosmetically elegant lifestyle products that are premium-priced in the market.

Our line of advanced sun protection products, marketed under the brand names of Ti-Silc® and Z-Silc®, are recommended by dermatologists and plastic surgeons to assist in the prevention of sun exposure that can lead to a number of problems including age spots, hyperpigmentation, premature aging and melanoma.

Hair Care. We have marketed our Tricomin® line of Triamino Copper Complex™-containing hair care products since 1998 (Tricomin Shampoos, Conditioners and Follicle Therapy Solution) as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance. These products provide physicians with a non-drug alternative to the problem of thinning hair care for their patients. We also sell Tricomin products directly via the website, www.tricomin.com. We are currently working on the next generation of products to increase the effectiveness of the Triamino Copper Nutritional Complex™ delivery.

Chronic Wound Care. Our chronic wound care product, marketed under the Iamin® name, has met with varying degrees of market success. The wound care market is highly fragmented, with many competitors, price constraints, and inadequate Medicare reimbursement. The wound care market also requires a significant investment in supporting a large sales organization. For these reasons, ProCyte had historically attempted to collaborate with partners to market its chronic wound care product and we will continue to do so. Additionally, we have looked for other methods of distribution and include Iamin as one of the products in the GraftCyte System used by patients following hair transplant surgery. A number of other programs have been initiated in an effort to increase utilization of the Iamin product; however, none have resulted in meaningful revenue increases to date.

Markets and Distribution

The markets for skincare, hair care and wound care products are global. There are numerous distinct markets where we have a presence through our own direct sales efforts or through agreements with others. These include dermatology, plastic and cosmetic surgery, spa, catalog, and direct mail. We sell our products to customers utilizing a direct sales force and also generate revenues from technology licensing.

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

Technology Licensing

We are continuously seeking partners in the prestige, direct-to-consumer, specialty retail and home shopping categories. Our skincare business strategy is to identify skincare markets that would be best served by more established companies and then target a significant partner in each market to license our technology.

We have operated under a worldwide license agreement with Neutrogena Corporation, a Johnson & Johnson company (“Neutrogena”), for worldwide use of our patented copper peptide technology in products for skin health in the mass retail market. Our current license agreement continues until April 2010. Neutrogena develops, manufactures and markets skin and hair care products domestically and internationally. Neutrogena launched its two initial products using our technology under the brand name of Visibly Firm™ with Active Copper™ in April 2001. Since that time, it has continued to add new products using ProCyte’s patented copper peptide technology. We receive royalty payments, based on product sales by Neutrogena and revenue from the sale of the copper peptide compound used in Neutrogena’s products.

Our Business Strategy: Surgical Products and Services

We market lasers used in surgery in such venues as hospitals, surgi-centers and doctors offices under the trademark of SLT and, to a lesser degree, the trade name of Surgical Innovations & Services. We market many of our surgical laser products using a similar business model to the marketing of our excimer laser products by charging a per-procedure fee, thereby limiting the initial outlay to the customer for capital expenditure, while ensuring continued revenue flow to us. We offer a wide range of laser services in various specialties, including urology, gynecology, orthopedics and general surgery. We are currently marketing such services under the trade name PhotoMedex Surgical Services. We also provide products that we manufacture for use in our surgical services business.

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

During 2001, we introduced the LaserPro® CTH holmium laser, a versatile and compact holmium laser for lithotripsy, or fragmentation of calculi of the genito-urinary tract, as well as a broad range of other surgical applications. We also introduced a line of fiber-optic laser delivery systems to be used with the holmium laser. This laser has been used in the provision of surgical services and has also been offered for sale. In 2004, we introduced our new CO2 laser system as well as our own Diode laser system, which has replaced the Nd:YAG laser.

Our surgical revenues will thus continue to be generated primarily from:

• providing surgical services;

• the sale of Contact Laser Delivery Systems and related accessories;

• the sale of Diode laser units; and

• the sale of CTH holmium and CO2 units, and related service.

Our Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from our Diode (or Nd:YAG) laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel. These delivery systems can also be used with the laser systems of certain other manufacturers. Our holmium laser delivery systems consist of fiber-optic delivery systems, which deliver the laser beam from our CTH holmium laser unit to the surgical site. The CO2 laser system does not use a fiberoptic and therefore will have less of a recurrent revenue steam. However, we anticipate that in conjunction with sales of the CO2 laser, we will sell more of our CO2-related Unimax® accessories.

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

Our primary competitive strengths in surgical services are in the training we provide to our clinical service specialists, our adherence to quality standards and our ability to integrate products that we manufacture into the range of services we provide. These strengths allow us to provide multiple-specialty capability on a cost-effective basis, which in turn reduces or eliminates a hospital’s need to purchase laser systems, associated delivery systems and clinical support to meet its professionals’ requirements.

Most of our operations in surgical services are in the southeastern states of the United States. We also have operations in the Milwaukee, Wisconsin, Baltimore-Washington DC and Philadelphia, Pennsylvania areas. We intend to continue to expand the territory where we provide such services and shall explore how we may expand the range of surgical procedures which we can support. We see surgical services as a business with favorable prospects for revenue growth. In 2006, we entered a services contract with a nationwide consortium of hospitals which provides for a staged roll-out over the various regions of the consortium; we have begun the roll-out and are currently providing our services in the first region designated under the roll-out.

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

Reusable Laser Aspiration Handpieces.  Our reusable stainless-steel handpieces are all used with interchangeable laser aspiration wands and flexible endoscopic fibers. These proprietary handpieces are intended for intra-nasal/endoscopic sinus and oropharyngeal procedures requiring smoke and/or fluid evacuation.

Laser Units. Our LaserPro Diode Laser System has replaced our CLMD line of Nd:YAG laser system. The CLMD line has been largely phased out, although we continue to handle maintenance and refurbishment of the existing base of Nd:YAG lasers. Like the Nd:YAG laser, the Diode lasers are designed for use with our Contact Laser Delivery Systems. The Diode laser unit can provide up to 20 watts of power to tissue. The laser has three versions, depending on which wavelength the user desires to be installed in the laser. The wavelengths are 810-nm, 940-nm and 980-nm. The laser unit is small and portable, but also is designed to be rugged and dependable. Acting as an original equipment manufacturer (OEM), we have provided the Diode laser to third parties to market in specialties lying outside our area of focus. We expect to cultivate additional relationships in the future.

We market the LaserPro CTH holmium laser unit for use with fiber-optic laser delivery systems. The laser unit delivers 20 watts to tissue, and includes a variable-speed foot pedal for improved control of energy. It has a superior duty cycle. The delivery systems are re-useable.

The LaserPro CO2 laser unit can provide up to 30 watts of power to tissue at a wavelength of 10,600-nm. Like the Diode, the CO2 laser is readily transportable and has been designed for dependable use. This laser was also designed to work seamlessly with a line of premiere CO2 accessories, including the Unimax® micromanipulator, which we acquired from Reliant Technologies. As in the case of the Diode laser, we have in the case of the CO2 laser undertaken discussions to supply the laser on an OEM basis to third parties.

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

Handheld Sinus Instrumentation. We market a line of 27 precision thru-cutting instruments used for minimally invasive sinus surgery. The line includes instruments with cutting tips at several angles to allow for convenient access to difficult-to-reach anatomy.

Irrigation and Suction System. We manufacture ClearESS®, which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery. We previously used to supply this product to Linvatec Corporation, but have now brought the line back for us to market.

Our Operating Strategies:

Sales and Marketing

As of March 15, 2007, our sales and marketing organization consists of 65 full-time positions. Of the 65 direct sales personnel, they are directed to sales in the Dermatology and Surgical divisions by business segment as follows: Dermatology: A in Domestic XTRAC; B in Skin Care; C in International Dermatology Equipment; Surgical, E in Surgical Services and F in Surgical Products.

Our sales organization provides consultation and assistance to customers on the effective use of our products, whether in phototherapy or surgery. The consultative sales effort varies depending on many factors, which including the nature of the specialty involved and complexity of the procedures. We believe that maintaining this consultative effort allows us to develop a long-term relationship with our customers.

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

Manufacturing

We manufacture our phototherapy products at our new 8,000 sq. ft. facility in Carlsbad, California and our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We substantially outsource the manufacture of our Skin Care products. Our facility in Redmond, Washington is the final assembly center and primary warehouse for our skincare products, and likewise is operated in conformance with a quality system.

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

Research and Development

As of March 15, 2007, our research and development team included four full-time research employees and nine engineers. We conduct research and development activities at all three of our facilities. Our research and development expenditures were approximately $1.0 million in 2006, $1.1 million in 2005 and $1.8 million in 2004.

Our research and development activities are focused on:

•	the application of our XTRAC system to the treatment of other inflammatory skin disorders;

•	the development of additional devices to further improve the phototherapy treatments performed with our XTRAC system;

•	the development of new lines of phototherapy products for medical treatments;

•	the development of new skin health and hair care products;

•	the improvement of surgical products through tissue-effect technologies that include laser and non-laser based technologies focused on improving our product and service offerings;

•	the development of new lines of surgical lasers and related delivery systems for medical treatments;

•	the development of additional products and applications, whether in phototherapy or surgery, by working closely with medical centers, universities and other companies worldwide; and

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

Patents and other proprietary rights are an element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by improvements on the inventions embodied in the expiring patents. The patents in our Skin Care segment relate to use of our copper peptide-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of March 15, 2007, we have more than 120 domestic and foreign issued patents, which serve to help protect the technology of our businesses in phototherapy, skin health and hair care, and surgical products and services. To the same purpose, we have 40 patent applications pending in the United States and abroad. We have retrenched some applications where we do not foresee meaningful value to us.

We have licensed certain of our proprietary technology in phototherapy to Komatsu, Ltd. in connection with its manufacture of semi-conductor lithography equipment, for which we are entitled to receive royalty fees. We have licensed our copper peptide technology to Neutrogena, for which we currently receive royalties. Conversely, from time to time, we seek licenses from third parties for technology that can broaden our product and service offerings, as for example a license we secured from the Mount Sinai School of Medicine granted us for exclusive rights to a patent covering the use of excimer lasers in the treatment of vitiligo.

We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skin care products. Accordingly, we have registered more than 30 of our trademarks in the United States. We have other registrations for our skincare products in foreign jurisdictions.

Government Regulation

Our products and research and development activities are regulated by numerous governmental authorities, principally the Federal Food and Drug Administration or FDA and corresponding state and foreign regulatory agencies. Any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. The Federal Food, Drug and Cosmetics Act and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use and promotion of medical devices and drugs, including our XTRAC system, surgical lasers and other products currently under development by us. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

In the United States, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA's good manufacturing practices, and quality system regulations. Class II devices are subject to general as well as special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices.

Before a new medical device can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Food and Drug Modernization Act of 1997, or the FDA Act, or through a pre-market approval application under Section 515 of such FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device or certain Class III devices. We have received FDA 510(k) clearance to market our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Additionally, the FDA has issued clearances to commercially market our Contact Laser System, including the laser unit, Laser Probes and Laser Scalpels and Fiberoptic Delivery Systems, in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardio-thoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances or were otherwise permitted to be used in such areas. The range of clearances for our Diode laser system is similar to the range of clearances for the CLMD Nd:YAG laser systems. We have also received FDA clearance under Section 510(k) to market our holmium laser system, including the laser unit and fiberoptic delivery systems, in a variety of surgical specialties and procedures in urology, otorhinolaryngology, discectomy and percutaneous laser disc decompression.

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

We have received ISO 13485/EN46001 certification for our XTRAC system and our, Diode, holmium, CO2 and Nd:YAG laser systems. This certification authorizes us to affix a CE Mark to our products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries of the European Union, or EU. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the EU. Our products have also met the discrete requirements for marketing in various other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution.

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

In the United States, products that do not seek to make effectiveness claims based on human clinical evaluation may be subject to review and regulation under the FDA’s cosmetic, drug or 510(k) medical device guidelines. Similar guidelines exist for such products in other countries. Such 510(k) products, which include wound care dressings and certain ointments and gels, must show safety and substantial equivalency with predicate products already cleared by the FDA to be marketed. There can be no assurance that product applications submitted to the FDA or similar agencies in other countries will receive clearance to be marketed, or that the labeling claims sought will be approved, or that, if cleared, such products will be commercially successful or free from third-party claims relating to the effectiveness or safety of such products.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems, as well as government-managed systems. Our XTRAC products remain substantially without approval for reimbursement in any international markets under either government or private reimbursement systems. Reimbursement for the products and services provided by our Surgical Services and Surgical Products segments has been generally well-established and is not viewed as an obstacle to growth in those segments. Since the skincare products are primarily for cosmetic applications, reimbursement is not a critical factor in growing revenues for this product segment.

In 2006, we continued our efforts to secure private, third-party reimbursement in our domestic XTRAC business segment. Our efforts began in February 2002 when the Current Procedural Terminology Editorial Board of the American Medical Association, or AMA, approved the request by the American Academy of Dermatology to issue reimbursement codes for laser therapies in the treatment of psoriasis and other inflammatory skin diseases, which would include laser therapy using our XTRAC system to treat such conditions. In December 2002, the Centers for Medicare and Medicaid Services, or CMS, published the relative values and national Medicare reimbursement rates for each of the CPT codes. These reimbursement rates were effective January 1, 2003. However, they could not be paid sooner than March 1, 2003. The designation for laser treatment for inflammatory skin disease (psoriasis) was broken into three distinct codes, based on the total skin surface area being treated:

• 96920 - designated for: the total area less than 250 square centimeters. CMS assigned a 2007 national payment of approximately $141.00 per treatment;

• 96921 - designated for: the total area 250 to 500 square centimeters. CMS assigned a 2007 national payment of approximately $144.00 per treatment; and

• 96922 - designated for: the total area over 500 square centimeters. CMS assigned a 2007 national payment of approximately $213.00 per treatment.

The state rates will vary by overhead factors applicable to each state.

In addition to Medicare and Medicaid, consistent domestic private healthcare reimbursement is critical for significant growth in XTRAC system procedures. There were more than 89,000 XTRAC procedures in 2006, 60,000 XTRAC procedures in 2005 and more than 50,000 XTRAC procedures in 2004 with the majority being covered by third-party reimbursement. Historically, it has been our belief that a rapid increase in widespread adoption of private healthcare reimbursement was being thwarted by a perception that the XTRAC therapy, although widely publicized as clinically safe and efficacious, was not economically cost-effective compared to other existing therapies. We sponsored the completion of an economic and clinical study to review the clinical and economic effectiveness of the XTRAC laser as a second-step therapy for the treatment of psoriasis. The conclusions of the study are: there is no additional cost of adding XTRAC as second-line therapy in a managed care plan; XRAC is a cost-effective second-line treatment for mild-to-moderate plaque psoriasis; XTRAC provides the greatest number of treatment-free days in one year among all therapies, except for intralesional corticosteroid injections (“ICI”); XTRAC is the lowest cost per treatment-free-day with the exception of ICI; XTRAC has the lowest cost per remission day among all phototherapies; and XTRAC has the highest number of remission days among all therapies. The results of this study were compiled in a data compendium and distributed to all the major health insurers; the results have also been published in a peer-review journal. In 2005 substantive progress was made in connection with obtaining approvals for covering medically necessary targeted UVB therapy for psoriasis. As a result of certain national insurers approving the XTRAC excimer laser therapy in the latter part of 2005, we initiated– and have continued in 2006 – a direct-to-consumer advertising campaign in certain geographic regions.

We have been advised in February 2007 that the technology assessment branch of the Blue Cross Blue Shield Association has determined that among other things that phototherapy with the excimer laser is not experimental use in the treatment of up to 20% the skin surface area for psoriasis. We conjecture that this determination will positively influence some remaining subscribing private plans to cover treatment of psoriasis with the XTRAC laser. In addition, in 2007 a bill was introduced in Congress, at the urging of NPF, to increase the patient’s awareness of available treatments of psoriasis. This too should positively influence patients suffering from psoriasis to seek treatment.

Competition

The market for our XTRAC system is highly competitive. We compete with other products and methodologies used to treat the symptoms of psoriasis, vitiligo, atopic dermatitis and leukoderma, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system will favorably compete with alternative treatments for these disorders primarily on the basis of its effectiveness, as well as on the basis of the lower out-of-pocket costs, as compared to costs associated with alternative treatments. Market acceptance of our XTRAC system treatment for these diseases is dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as a preferred treatment modality. In addition, all or a portion of patient costs for many of the alternative treatments are paid or are reimbursable by health insurance coverage or other third-party payers, such as Medicaid and Medicare. Patient costs for treatments utilizing our XTRAC system may not be initially eligible for health care coverage or reimbursement by third-party payers until such payers approve reimbursement. This may cause some patients or physicians to choose alternative treatments offered by our competitors.

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

Various other companies are now marketing laser-based phototherapy treatment products. One former competitor received FDA clearance to market an excimer laser for the treatment of psoriasis in the United States, and another competitor has asserted that it has such clearance - an assertion we are disputing. There have been at least three foreign-based companies which market an excimer laser for the treatment of skin disorders outside of the United States. Two others have developed pulse-dye lasers, which are being explored as treatments for psoriasis. Another company has announced FDA clearance for a standard UVB light-based system using a fiber-optic delivery system for the treatment of skin disorders. We expect that other devices will enter the market, too. All of these technologies will continue to evolve with time. We cannot say how much these technologies will impact us, but we anticipate that competitors that enter the US market will predominantly not use a fee-per-procedure model but will use an outright sales model, and will likely sell not on claims of superior quality, but on claims of lower prices and better economic returns.

Competition in the wound care, skin health and hair care markets is intense. Our competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, La Roche Posay, Allergan, Pavonia, Declore and Murad. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than we do. In addition, a number of smaller companies are developing or marketing competitive products. Our competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than we can. In addition, competitive products may be manufactured and marketed more successfully than our potential products. Such developments could render our existing or potential products less competitive or obsolete and could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of March 15, 2007, we had 192 full-time employees, which consisted of 3 executive officers, 11 other senior officers or managers, 60 sales and marketing staff, 82 people engaged in manufacturing of lasers and laser-related products, 9 customer-field service personnel, 4 people engaged in research and development, 8 engineers and 15 finance and administration staff. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees. We provide our employees with certain benefits, including health insurance.

Item 1A.  Risk Factors

The following discussion of risk factors contains forward-looking statements as discussed on page 1. These risk factors may be important to understanding any statements in this Annual Report on Form 10-K or elsewhere. Our business routinely encounters and addresses risks, some of which may cause our future results to be different - sometimes materially different - than we presently anticipate.

Risks Related to Our Business

We have a history of losses, expect future losses and cannot assure you that we will become or remain profitable.

Historically, we have incurred significant losses and have had negative cash flows from our phototherapy operations. Our surgical products and services business also has generated losses in recent years. To date, we have dedicated most of our financial resources to research and development and selling, general and administrative expenses. As of December 31, 2006, our accumulated deficit was approximately $87.7million.

Our future revenues and success depend significantly upon acceptance of our excimer laser systems for the treatment principally of psoriasis, but also of vitiligo, atopic dermatitis and leukoderma. Our XTRAC system for the treatment of these conditions generates revenues, but those revenues are presently insufficient to generate positive cash flows from our operations in the two XTRAC-related business segments. Our future revenues and success also depend on the continued growth of the revenue from the skin health and hair care products of our skincare products and of our surgical services business and revenue stability within our surgical products business. Our ability to market our products and services successfully and the expected benefits to be obtained from our products and services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

We expect to incur losses as we move into fiscal 2007 because we plan to spend substantial amounts on expanding, in controlled fashion, our operations in phototherapy, and particularly in increasing our customers’ effective utilization of the XTRAC system. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

We have historically financed our activities through working capital provided from operations, the private placement of equity securities and from lines of credit. We believe that our cash balance, together with access to lease financing for capital expenditures and other existing financial resources, and revenues from sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements beyond the second quarter of 2008. However, we may have to raise substantial additional capital if:

•	operating losses continue, because anticipated demand for the XTRAC system for the treatment of psoriasis or surgical laser systems does not meet our current expectations;

•	we fail to maintain existing or develop new customers or corporate partners for the marketing and distribution of our skincare products;

•	the geographic expansion of our surgical services is stymied by competition and revenue increases do not materialize;

•	we need to maintain or accelerate favorable, but costlier, growth of our revenues; or

•	changes in our research and development plans necessitate unexpected, large future expenditures.

If we need additional financing, we cannot assure you that such financing will be available on favorable terms, if at all. In addition, any future issuance of our securities may result in substantial dilution to existing stockholders. If we need funds and cannot raise them on acceptable terms, we may not be able to:

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

No independent studies with regard to the feasibility of our proposed business plan have been conducted by third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and our other products. Skincare products sales are dependent on existing strategic partners for distributing and marketing our products. We may be unsuccessful in continuing existing, or developing new, strategic partners in order to maintain or expand the markets for the skincare business’ existing or future products. Our surgical services may fail to gain market acceptance in new territories into which we expand. In addition, our infrastructure to enable such expansion, though stronger than in the past, is still limited. Even if adequate financing is available and our products are ready for market, we cannot assure you that our products and services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. Our efforts to help physicians increase patient awareness and interest in the XTRAC system may prove unavailing, as may also our efforts through our clinical specialists to improve and increase physicians’ effective utilization of the XTRAC system. We also face a risk that other companies, not necessarily direct competitors of ours, are vying for a dermatologist’s time and attention. If such other companies have products that require less time commitment from the dermatologist and yield an attractive return on the dermatologist’s time and investment (e.g. Botox injections may be such a product), we may find that our efforts to increase our base of users is hindered, or even if we place a laser with a dermatologist, we may find that insufficient time is devoted to increasing patient awareness of laser treatment of psoriasis. We therefore cannot assure you that the marketplace will be receptive to our excimer laser technology, skincare products, or our surgical services over competing products, services and therapies or that a cure will not be found for the underlying diseases we are focused on treating. Failure of our products and surgical services to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

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

In 2003, we improved the reliability and functionality of the XTRAC system and upgraded such lasers both in the United States and overseas. In 2004, we obtained FDA 510(k) marketing clearance for a smaller, faster and more powerful XTRAC system known as the Ultra™. These efforts should help us gain market acceptance for the XTRAC system both in the United States and abroad, but do not guarantee such acceptance or that we may not encounter further problems in reliability. We have designed the XTRAC system to be user-friendly, such that a properly in-serviced medical technician in a physician’s office may, under the physician’s supervision, safely and effectively administer treatments to a patient. In fact, the CMS reimbursement rates are based on the lower labor rates achieved through such delegation. Nevertheless, whether a treatment may be delegated, and if so to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician’s time and staff time to be more remunerative. There can be no assurance that we will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, based on its design for ease and safety of use. If we are not successful, we may find that even if a geographic region has wide insurance reimbursement, the region’s physicians may yet balk at adopting the XTRAC system into their practices.

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

Of particular note is US Patent No. 4,891,818, the so-called “ ‘818 Patent”, which covers, among other things, the design of the gas chamber in the XTRAC laser. The ‘818 Patent will expire on August 31, 2007 and will thereafter no longer serve as a barrier to entry to the relatively reimbursement-rich US market. The additional patent rights we seek may serve less to bar competitors from entry and may serve more, when aggregated with other clinical and competitive strengths, to differentiate and distinguish our product (e.g. the Ultra), in both its utility and its range of applications, from those of competitors. We may therefore choose in the U.S. market to broaden our fee-per-procedure business model to include a standard direct sales option, as we have done and continue to do in the international market. Where a competitor infringes on our patent and other proprietary rights, we are prepared, our financial condition permitting, to defend those rights vigorously in the U.S. courts. If we unable through our technological innovations to preserve our proprietary rights, our ability to market the XTRAC system could be materially and adversely affected.

A U.S. patent relating to a copper peptide compound manufactured and used in products distributed by Neutrogena under the Neutrogena license agreement expired on February 5, 2005. Upon expiration of this patent, the agreement specifies that lower royalty percentages from sales of such products be used for the remaining term, the impact of which is a reduction in the average effective royalty rate. The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter. The expiration of the patent would also allow others, including Neutrogena, to apply the technology covered by that patent in their products.

Trade secrets and other proprietary information which are not protected by patents are also critical to our business. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are and even if we are able to prove the breach or that our technology has been misappropriated under applicable state law, there may not be an adequate remedy available to us. In addition, costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights; even should we prevail in such litigation, the party we prevail over may have scant resources available to satisfy a judgment.

Further, our skincare business seeks to establish customer loyalty, in part, by means of our use of trademarks. It can be difficult and costly to defend trademarks from encroachment or misappropriation overseas. Third parties may also challenge the validity of certain of our trademarks. In either eventuality, our customers may become confused and direct their purchases to competitors.

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

We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject in the ordinary course of our business to legal proceedings and claims from time to time relating to the intellectual property or derivative rights of others. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business and prospects by:

•
requiring us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, and such a license may not be available on commercially reasonable terms, if at all;

•	preventing us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability for damages;

•	consuming a substantial portion of our managerial and financial resources; or

•	resulting in litigation or administrative proceedings that may be costly or not covered by our insurance policies, whether we win or lose.

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

As of March 15, 2007, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that approximately 80% of the insured population in the United States is covered by the insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, we are continuing the implementation of a roll-out strategy for the XTRAC system in the United States in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient demand for the treatment. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

Cost containment measures instituted by healthcare providers and insurers and any general healthcare reform could affect our ability to receive revenue from the use of our XTRAC system or to market our skincare products, and surgical laser products, and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage and reimbursement on our business. In addition, fundamental reforms in the healthcare industry in the United States and the European Union continue to be considered, although we cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have on demand for our products.

The XTRAC system will continue to be the most promising product that is currently marketed by us. If physicians do not adopt the XTRAC system, we will not achieve anticipated revenue growth.

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

It is important to the success of our marketing efforts to educate physicians and technicians in the techniques of using the XTRAC system. We rely on physicians to spend their time and money to attend our pre-sale educational sessions. Positive results using the XTRAC system are highly dependent upon proper physician and technician technique. If physicians and technicians use the XTRAC system suboptimally or improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our reputation as a medical device company and our revenues and profitability.

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

Neutrogena, one of the customers for the skin health and hair care products segment that we acquired from ProCyte, accounts for a significant portion of our net revenue in that business segment. ProCyte’s net revenues from Neutrogena in 2004 were $2,768,072, or approximately 20.8% of ProCyte’s gross revenues of $13,320,200 (revenues which pre-date our acquisition and which are not reflected in our financial statements). For the year ended December 31, 2005, Skin Care’s (ProCyte) net revenues from Neutrogena were $1,421,946, or approximately 10.9% of Skin Care’s (ProCyte) gross revenues of $13,011,694 (revenues which are reflected in our financial statements to the extent that they were earned since March 19, 2005). For the year ended December 31, 2006, Skin Care’s net revenues from Neutrogena were $972,400, approximately 7.7% of Skin Care’s gross revenues of $12,646,910. We receive royalty revenues on sales of products by Neutrogena under the terms of a license agreement with Neutrogena. The royalties from Neutrogena for 2004 and for our fiscal years ended December 31, 2005 and December 31, 2006, were $1,214,073, $609,946 and $300,000, respectively. The license agreement expires in April 2010. A U.S. patent related to the Neutrogena license agreement expired February 5, 2005, the effect of which was a reduction in the percentage paid as a royalty during the remaining royalty period under the license agreement. We also receive revenues from sales of copper peptide compound to Neutrogena pursuant to a related supply agreement. ProCyte’s sales to Neutrogena under the supply agreement for 2004 and for our fiscal years ended December 31, 2005 and December 31, 2006, were $1,553,999, $812,000 and $672,400, respectively. Neutrogena has agreed to an extension of the supply agreement through October 5, 2007, on terms that we regard as generally favorable to us. We have begun discussions with Neutrogena concerning continuation of our supply relationship to Neutrogena, although we cannot say that such discussions will be successful.

Excluding niche marketing efforts, the Skin Care segment targets its sales in the U.S. market to physicians, who then mark the products up for sale to their patients. No single practice in itself is generally responsible for a significant disproportion of our sales. However, a number of practices, specializing in hair transplants, are united under the management of a single group, and this group accounts for a disproportion of our hair care products aimed at the care of a scalp that has received a hair transplant. Revenues from this customer were $1,169,892 in 2006 and $811,223 in 2005. We find as well that a few physicians re-sell our products not just to their own patients, but also at discounted prices on the internet.

In the International Dermatology Equipment segment (as well as in the Surgical Products segment), we depend in the international arena for a material portion of our sales on several key distributors, as for example our master distributor in the Pacific Rim. If we lose one of these distributors, our sales of phototherapy and surgical lasers are likely to suffer in the short term.

In the Surgical Services segment, we find that our model works best if we have several accounts in a territory that have sufficient volume to allow us to be efficient in the delivery of our services. If we lose one of these anchor accounts, then we may become less efficient and therefore less competitive.

We have acted as contract developer of a system designed to detect cancerous cells in human tissue and act as an OEM manufacturer of surgical lasers and/or delivery systems. Development work is rife with financial risk and technological uncertainties. OEM work is usually limited to a contracted period of time, at the end of which there may be no extension or renewal. In either case, our aim to create a strategic partnership may be frustrated.

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

Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and extensive 510(k) clearances for our surgical products, our clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Further, more stringent regulatory requirements and/or safety and quality standards may be issued in the future with an adverse effect on our business. Although we believe that we are in compliance with all material applicable regulations of the FDA, current regulations depend heavily on administrative interpretation. Future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, may vary from current interpretations and may adversely affect our business and prospects.

Even if we obtain the necessary regulatory approvals for our phototherapy products from foreign governments, market acceptance in international markets may depend on third-party reimbursement of participants’ costs.

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

Even if we obtain and maintain the necessary foreign regulatory registrations or approvals, market acceptance of our products in international markets may be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. We may seek international reimbursement approvals for our products, but we cannot assure you that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals in any given market could have a material adverse effect on the acceptance or growth of our products in that market or others.

We have limited marketing experience, and our failure to build and manage our marketing force or to market and distribute our products effectively will hurt our revenues and profits.

While we now have greater financial resources due to the private placement of our securities in November 2006, we must still use those resources prudently as we expand our marketing efforts. Our prudence is heavily influenced by our marketing experience, which is still relatively limited. To increase acceptance and utilization of our XTRA system, we may have to expand the number of our sales and marketing personnel for marketing programs in the United States. Different programs may call for different strategies and talents. While we may be able to draw on currently available personnel within our organization, we also expect that we will have to increase the number of representatives devoted to the sales and marketing programs and broaden, through such representatives, the talents we have at our disposal. In some cases, we may look outside our organization for assistance in marketing our products, as for example in a program to market our surgical diode laser through the internet. We cannot predict whether the anticipated sales and marketing programs will be successful, either in design or implementation.

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

There are significant risks involved in building and managing our marketing force and marketing our products, including our ability:

•
to hire, as needed, a sufficient number of qualified marketing people with the skills and understanding to market the XTRAC system, our skincare products and our surgical products services effectively;

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

•	to cope with employee turnover among the sales force in the skincare business, which is highly competitive for talented sales representatives.

We have limited experience manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

We may encounter difficulties manufacturing our products for the following reasons:

•	we have limited experience manufacturing our products in significant commercial quantities; and

•	we will, in order to increase our manufacturing output significantly, have to attract and retain qualified employees, who are in short supply, for assembly and testing operations.

Although we believe that our current manufacturing facilities are adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand or restructure our manufacturing facilities to increase capacity substantially. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our XTRAC system, to maintain the benefits of vertical integration in the delivery of our surgical services or to achieve market acceptance and growth for our skincare products. Our inability to manufacture or commercialize our devices successfully could have a material adverse effect on our revenue.

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

In addition, we may acquire additional companies in the medical products and services industry. Accordingly, in the ordinary course of our business, we regularly consider, evaluate and enter into negotiations related to potential acquisition opportunities. We may pay for these acquisitions in cash or securities, including equity securities, or a combination of both. We cannot assure you that attractive acquisition targets will be available at reasonable prices, that we will have sufficient authorized but unissued securities available to effect an acquisition, or that we will be successful in any such transaction. Acquisitions involve a number of special risks, including:

•	diversion of our management’s attention;

•	integration of the acquired business with our business; and

•	unanticipated legal liabilities and other circumstances or events.

The XTRAC system and other laser systems we manufacture for surgery require specific component parts that may not be readily available or cost-effective, which may adversely affect our competitive position or profitability. Our skincare products may require compounds that can be efficiently produced by a limited number of suppliers.

Production of our XTRAC system requires specific component parts obtained from our suppliers. Production of our surgical laser systems requires some component parts that will become harder to procure, as the design of a system ages. Similarly, our skincare products may require compounds that can be efficiently produced only by a limited number of suppliers. In the event that our suppliers cannot meet our needs, we believe that we could find alternative suppliers. However, a change in suppliers or any significant delay in our ability to have access to such resources would have a material adverse effect on our delivery schedules, business, operating results and financial condition.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be thwarted if we require, but cannot secure, rights to essential third-party intellectual property. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical devices fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies. The development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business or prospects.

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

Our products may be found defective or physicians and technicians may misuse our products and damages may exceed our insurance coverage, or we may be subject to claims that are not covered by insurance.

One or more of our products may be found to be defective after they have been shipped in volume, and require product replacement. Product returns and the potential need to remedy defects or provide replacement products or parts could result in substantial costs and have a material adverse effect on our business and results of operations. The clinical testing, manufacturing, marketing and use of our products and procedures may also expose us to product liability claims. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system when patients are treated and that we train and provide our technicians as part of our surgical services business may expose us to third-party claims if those doing the training are accused of providing inadequate training or if a technician is accused of negligently applying such training. We presently maintain liability insurance with coverage limits of at least $5,000,000 per occurrence. However, continuing insurance coverage may not be available at an acceptable cost, if at all. We thus may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could have a material adverse effect upon our business, financial condition and results of operations.

Similarly, we may be subjected to third-party claims in the course of our business for which we have no insurance coverage. If we should be found liable for any such claim, we may suffer a material adverse effect on the business. We are presently defending ourselves against a claim of malicious prosecution, for which our insurance carrier has denied a duty to indemnify us.

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

Our success depends in part upon the continued service and performance of:

•	Jeffrey F. O’Donnell, President and Chief Executive Officer;

•	Dennis M. McGrath, Chief Financial Officer; and

•	Michael R. Stewart, Executive Vice President and Chief Operating Officer;

Although we have employment agreements with Mr. O’Donnell, Mr. McGrath, and Mr. Stewart, the loss of the services of one or more of our executive officers could adversely affect our ability to develop and introduce our new products.

We may be unsuccessful in integrating the businesses we acquired, including the operations of ProCyte, with our other business segments.

As a part of our strategy to grow our business, we seek to make strategic acquisitions of, or significant investments in, complementary companies, products or technologies, although no significant acquisition or investments are currently pending. We may not be successful in the future in identifying companies that meet out acquisition criteria. The failure to identify such companies may limit the rate at which we are able to grow our business. Furthermore, any future acquisitions that we do undertake could be accompanied by risks such as:

•	Difficulties in integrating the operations and personnel of acquired companies;

•	Diversion of our management's attention from ongoing business concerns;

•	Our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	Additional expense associated with amortization of acquired assets;

•	Maintenance of uniform standards, controls, procedures and policies; and

•	Impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business.

In particular, with respect to our acquisition of ProCyte, our goals were:

•	that ProCyte's presence in the skin health and hair care products market would present a growth opportunity for PhotoMedex to market its existing products;

•	that the addition of ProCyte's sales and marketing personnel would enhance our ability to market the XTRAC system;

•	that the addition of ProCyte's operations and existing cash balances would enhance PhotoMedex's operating results and balance sheet;

•	that the combination of the senior management of ProCyte and PhotoMedex would allow complementary skills to strengthen the overall management team; and

•	that the combined company might reap short-term cost savings and have the opportunity for additional longer-term cost efficiencies, thus providing additional cash flow for operations.

We have realized on some, but not all of the goals. We have recently engaged a new senior officer to direct the operations of the skincare business. For the time being, we shall concentrate less on the cross-integration of the Skin Care sales personnel into sales of the XTRAC system and more on focusing the Skin Care sales personnel on growth of the skincare sales.

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

Our quarter-to-quarter operating results could also be affected by the timing and usage of individual laser units in the treatment of patients, since our revenue model for the excimer laser system for the treatment of psoriasis patients and for our surgical services is based on a payment-per-usage plan.

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. These factors include:

•
announcements related to our efforts to secure favorable reimbursement policies from private carriers concerning the treatment of psoriasis with the XTRAC system or to our efforts to increase utilization of the XTRAC system;

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

Item 2. Properties

We lease an 8,000 sq. ft. facility consisting of office, manufacturing and warehousing space located at 2375 Camino Vida Roble, Suite B, Carlsbad, California 92009. The lease expires on June 15, 2012. We have a right to cancellation after 5 years, provided that we pay off any remaining obligation for tenant improvements. The base rent is $6,640 per month. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business.

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices and surgical laser manufacturing operations. The term of the lease runs until July 2011. In addition to this facility, we also lease several offices throughout the southeastern United States and other locations elsewhere. Our marketing and sales representatives use these offices to perform their sales and training responsibilities. These offices consist of small one-room facilities and are leased for various terms and amounts. The base rent is $20,475 per month.

We lease a 12,182 sq. ft facility consisting of office and warehousing space located at 8511 154th Avenue NE, Building A, Redmond, Washington 98052. The lease expires on June 30, 2007, but we are presently negotiating an extension of the lease term. The base rent is $15,240 per month. Our Redmond facility houses the warehousing operations for our skincare business.

Item 3. Legal Proceedings

In the matter brought by us against RA Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, the trial judge declined to issue to defendants summary judgment based on their theory of res judicata. On the other hand, the trial judge declined to issue to us partial summary judgment for unfair competition, which had been based on the fact that RA Medical did not have the requisite permission from the State of California to market its medical device. The declination of our claim for relief was based on reasons that we believe will not bar this claim for relief in the other pending Federal action, discussed in the paragraph below. The trial judge further declined to consolidate this Federal action brought by us with the Federal action brought by RA Medical and Mr. Irwin, discussed below. Pretrial is scheduled for the Spring of 2007, but no trial date has been set. In this action, there are no counterclaims that we must defend against.

In the matter brought in California Superior Court by RA Medical and Mr. Irwin against us for unfair competition, we removed the State action to Federal court. Plaintiffs claim we did not have the requisite permission from the State of California to market our excimer medical device from our new facility in Carlsbad. We counterclaimed for, among other things, contractual interference, misappropriation of our technology and unfair competition under Federal and State statutes. The plaintiffs have brought a motion to dismiss the latter two counterclaims, based in part on an alleged bar under the applicable statutes of limitations. The trial judge has not ruled on the motion. Discovery has been stayed, pending the judge’s ruling. Among our claims of unfair competition is a claim based on RA Medical’s lack of requisite permission from the State of California to market its medical device.

In the matter brought for malicious prosecution in California Superior Court by RA Medical Systems and Mr. Irwin against us, Jenkens & Gilchrist, LLP (our then outside counsel) and Michael R. Matthias, Esq. (the litigation partner at Jenkens & Gilchrist), trial is set for May 2007. The parties are conducting discovery. Morgan, Lewis & Bockius has been engaged to defend us.

In June 2006, the insurance carrier that had undertaken to indemnify us in the malicious prosecution action, discussed in the paragraph above, and that had for 18 months been defending us, recanted its undertaking to indemnify us. The carrier recanted on two grounds: first, that malicious prosecution is an intentional tort and therefore is non-indemnifiable, and second, that the alleged tort occurred after the period of coverage of its underlying policy had expired. We notified the subsequent insurance carrier in whose coverage period the alleged tort occurred. That carrier has undertaken to defend us, but has denied its duty to indemnify us, based on the same ground that malicious tort is a non-indemnifiable tort. We have rejected this ground and brought an action in the U.S. District Court for the Eastern District of Pennsylvania for breach of contract and for declaratory judgment on the issue whether malicious prosecution is indemnifiable under our insurance policy.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2007, we had 62,536,054 shares of common stock issued and outstanding. This included 860,000 shares of issued and outstanding restricted stock, options to purchase 6,730,475 shares of common stock, of which 4,368,516 were vested as of March 15, 2007, and warrants to purchase up to 4,746,657 shares of common stock.

Our common stock is listed on the Nasdaq National Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock,

	High	Low
Year Ended December 31, 2006:
Fourth Quarter	$1.85	$1.04
Third Quarter	1.65	0.99
Second Quarter	1.99	1.46
First Quarter	2.34	1.70
Year Ended December 31, 2005:
Fourth Quarter	$2.33	$1.50
Third Quarter	2.82	1.98
Second Quarter	3.09	2.00
First Quarter	2.88	2.16

On March 15, 2007, the closing market price for our common stock in The Nasdaq National Market System was $1.15 per share. As of March 15, 2007, we had approximately 968 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2006. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans
approved by security holders	10,789,382	$1.94	1,356,250

Equity compensations plan not
approved by security holders	51,000	$1.66	-

Total	10,840,382	$1.94	1,356,250

As of January 1, 2006, no options will be granted to employees or consultants out of any plans except the 2005 Equity Compensation Plan. Options to our outside directors will be made from the 2000 Non-Employee Director Stock Option Plan; options under the 2005 Investment Plan may be made only to executive officers. Most warrants issued by us have been to investors or placement agents, and none of them, and nor was any of the warrants issued to GE Capital Corporation, have been issued pursuant to equity compensation plans. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders without necessity of further, special approval by our stockholders

Recent Issuances of Unregistered Securities

On November 3, 2006, we completed a private placement for 9,760,000 shares of common stock at $1.17 per share resulting in gross proceeds of $11,419,200. The closing price of our common stock on November 1, 2006 was $1.27 per share, the date we agreed to the private placement. In connection with this private placement, we paid commissions and other expenses of $864,308, resulting in net proceeds of $10,554,892. In addition, the investors received warrants to purchase 2,440,000 shares of common stock at an exercise price of $1.60 per share, and Cowen & Company, the placement agent, received warrants to purchase 244,000 shares of common stock, under the same terms and conditions as the warrants issued to the investors. All such the warrants have a five-year term and will first become exercisable on May 1, 2007. Cowen & Company is entitled to a 6.5% commission on any proceeds to us from future exercises by the investors of their warrants. The warrants issued to Cowen & Company were in consideration of its services as the placement agent and have a value under the Black Scholes method of approximately $200,000. We have used the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

On March 31, 2006, we issued to Stern Laser srl (“Stern”) 101,010 of our restricted common stock, pursuant to a Master Asset Purchase Agreement (the “Master Agreement”) dated September 7, 2004 with Stern. As of December 31, 2006, we have issued to Stern an aggregate 589,864 shares of our restricted common stock in connection with the Master Agreement. We have also agreed to pay Stern up to an additional $250,000 based on the achievement of certain remaining milestones relating to the development and commercialization of certain licensed technology and the licensed products which may be developed under such arrangement and may have certain other obligations to Stern under these arrangements. We retain the right to pay all of these conditional sums in cash or in shares of its common stock, at our discretion. To secure the latter alternative, we have reserved for issuance, and placed into escrow, 110,136 shares of our unregistered stock. The per-share price of any future issued shares will be based on the closing price of our common stock during the 10 trading days ending on the date of achievement of a particular milestone under the terms of the Master Agreement. Stern also has served as the distributor of the XTRAC laser system in South Africa and Italy since 2000. The primary asset, which we have acquired from Stern, is a license, which was carried on our books at $1,013,009, net as of December 31, 2006. Amortization of this intangible is on a straight-line basis over 10 years, which began in January 2005. As Stern completes further milestones under the Master Agreement, we expect that the carrying value of the license will increase.

On March 30, 2006, we closed the transaction provided for in the Investment Agreement with AzurTec. We issued 200,000 restricted shares of our common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represent a 14% interest in AzurTec, on a fully diluted basis. In accordance with APB No. 18, and related interpretations, we account for our investment in AzurTec on the cost basis.

In 2006, we issued to GE Capital Corporation 20,545; 24,708;, 25,038; and 32,057 warrants to purchase our common stock issued on March 29, 2006, June 30, 2006, September 29, 2006 and December 28, 2006, respectively, in connection with draws we made against a Master Lease Agreement.

We believe that all of the foregoing issuances of securities were made solely to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, and the selected historical consolidated balance sheet data as of December 31, 2006 and December 31, 2005, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected historical consolidated statements of operations data for the years ended December 31, 2003 and December 31, 2002 and the selected historical consolidated balance sheet data as of December 31, 2004, December 31, 2003 and December 31, 2002 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

Year Ended December 31,
(In thousands, except per- share data)

	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues	$33,190	$28,384	$17,745	$14,319	$3,274
Costs of revenues	18,472	15,675	10,363	10,488	4,425
Gross profit (loss)	14,718	12,709	7,382	3,831	(1,151)
Selling, general and administrative	20,682	16,477	10,426	9,451	6,191
Engineering and product development	1,006	1,128	1,802	1,777	1,757
Loss from operations before interest and other income, net	(6,970)	(4,896)	(4,846)	(7,397)	(9,099)
Interest income	149	61	43	50	42
Interest expense	(671)	(403)	(181)	(96)	(16)
Other income, net	-	1,302	-	-	1
Net loss	($7,492)	($3,936)	($4,984)	($7,443)	($9,072)

Basic and diluted net loss per share	($0.14)	($0.08)	($0.13)	($0.21)	($0.34)
Shares used in computing basic and diluted net loss per share (1)	54,189	48,786	38,835	35,134	26,566
Balance Sheet Data (At Period End):
Cash and cash equivalents	$12,886	$5,610	$3,997	$6,633	$4,008
Working capital	16,070	11,151	6,119	8,678	6,578
Total assets	57,482	48,675	22,962	22,753	21,513
Long-term debt (net of current portion)	3,727	2,437	1,399	457	900
Stockholders’ equity	$44,103	$38,417	$14,580	$15,978	$13,309

(1)	Common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses.

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

Domestic XTRAC

Our Domestic XTRAC segment is a U.S. business with revenues primarily derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma. In January 2000, we received approval of our 510(k) submission from the Food and Drug Administration, or FDA, establishing that our XTRAC laser system is substantially equivalent to currently marketed devices for the treatment of psoriasis.

As part of our commercialization strategy in the United States, we provide the XTRAC laser system to targeted dermatologists at no initial capital cost to them. Unlike our international strategy, we generally do not sell the laser system domestically, but maintain ownership of the laser and earn revenue each time a dermatologist treats a patient with the equipment. We believe that this strategy will create incentives for physicians to adopt the XTRAC laser system and will increase market penetration. On occasion we have sold and will sell the laser directly to a dermatologist for certain reasons, including the costs of logistical support and customer preference.

For the past six years, we have sought to clear the path of obstacles and barriers to a roll-out of the XTRAC laser system in dermatology. In 2000, the laser system, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer-based laser system. For the first two years, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years, we have pursued widespread reimbursement commencing with obtaining newly created Current Procedure Terminology (“CPT”) reimbursement codes that became effective in 2003. This was followed by a lengthy process of persuading private medical insurers to adopt a positive reimbursement policy for the procedure. Substantive progress on reimbursement was achieved in the second half of 2005. In June 2006, we received approval from Blue Cross and Blue Shield of Florida.

We increased our dermatology sales force and marketing department as part of the acquisition of ProCyte in March 2005. We now have 12 sales representatives in the domestic XTRAC segment (not including the 9 clinical specialists that we have recently hired to train and support our customers) and 19 sales representatives in the Skin Care segment. The sales representatives of each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system. In November 2005, we commenced an advertising campaign in selected regions that have attained certain levels of reimbursement in order to make consumers aware of the technology and therapeutic benefits of targeted UVB laser treatment for psoriasis. We continue to analyze and adjust this campaign for effectiveness.

We do, however, see that some of our sales and marketing expenses have grown faster than the revenues on which the expenses are targeted to have positive impact. For example, we have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the payback in utilization is expected to be attained over more periods than in just the period in which we incurred the expense. We have also increased the number of sales representatives and also established a cadre of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up courses of treatment after the effect of the first battery of treatment sessions starts to wear off. The efforts of this cadre, if successful, will likely see the fruits of success over an extended horizon of several fiscal quarters.

International Dermatology Equipment

In the international market, we derive revenues by selling our dermatology laser systems to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser systems in the international segment is influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we are able to charge to international distributors for our XTRAC products. In 2005, as a result of the acquisition of worldwide rights to certain proprietary light-based technology from Stern, we also explored new product offerings in the treatment of dermatological conditions. We have expanded the international marketing of this product, called the VTRAC™, in 2006. The VTRAC is a lamp-based UVB targeted therapy, positioned at a price point lower than the XTRAC laser system so that it will effectively compete with other non-laser-based therapies for psoriasis and vitiligo.

Due to the significant financial investment requirements, we did not implement an international XTRAC and/or VTRAC fee-per-use revenue model, similar to our domestic revenue model. However, as reimbursement in the domestic market has become more widespread, we have made available a version of this model overseas.

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

ProCyte’s products are aimed at the growing demand for skin health and hair care products, including products to enhance appearance and address the effects of aging on skin and hair. ProCyte’s products are formulated, branded and targeted at specific markets. ProCyte’s initial products addressed the dermatology, plastic and cosmetic surgery markets for use after various procedures. Anti-aging skin care products were added to offer a comprehensive approach for a patient’s skincare regimen.

ProCyte’s financial and administrative functions were transferred from Redmond, Washington to Montgomeryville, Pennsylvania in June 2005.

Surgical Services

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. Although we intend to increase our investment in this business segment, we will continue to pursue a cautious growth strategy in order to conserve our cash resources for the XTRAC business segments.

We have limited marketing experience in expanding our surgical services business. The majority of this business is in the southeastern part of the United States. New procedures and geographical expansion, together with new customers and different business habits and networks, will likely pose different challenges compared to those that we have encountered in the past. In 2006, we secured a contract to provide our surgical services through a national hospital network, where the roll-out would be done serially, region by region, each with its own challenges.

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

Revenue Recognition

XTRAC-Related Operations

We have two distribution channels for our phototherapy treatment equipment. We either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s offices (at no charge to the physician) and charge the physician a fee for an agreed upon number of treatments. When we sell an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 criteria have been met, and until that time, the unit is carried on our books as inventory.

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

Under the terms of our distributor agreements, distributors do not have a unilateral right to return any unit that they have purchased. However, we do allow products to be returned by our distributors for product defects or other claims.

When we place a laser in a physician’s office, we recognize service revenue based on the number of patient treatments performed by the physician. Treatments in the form of random laser-access codes that are sold to physicians, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of ours because the treatments can only be performed on our equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

We exclude all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Our management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the years ended December 31, 2006 and 2005, we deferred $506,440 and $311,571, respectively, under this approach.

In the first quarter of 2003, we implemented a program to support certain physicians in addressing treatments with the XTRAC laser system that may be denied reimbursement by private insurance carriers. We recognize service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2006, we deferred an additional $124,427 less credits issued of $151,590, under this program, as all the SAB 104 Criteria for revenue recognition had not been met. At December 31, 2006, we had net deferred revenues of $80,697 under this program.

Under this program, we may reimburse qualifying doctors for the cost of our fee but only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•
The physician practice must be in an identified location where there is an insufficiency of insurance companies reimbursing the procedure or where a particular practice faces similar insurance obstacles;

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

•
After all appeals have been exhausted by us and the claim remains unpaid, the physician is entitled to receive credit for the fee for the treatment he or she purchased from us on behalf of the patient; and

•
Physicians are still obligated to make timely payments for treatments purchased, irrespective of whether reimbursement is paid or denied. Future sales of treatments to a physician can be denied if timely payments are not made, even if a patient’s appeal is still in process.

We estimate a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. We estimate that approximately 4% of the revenues under this program for the quarter ended December 31, 2006 are subject to being credited or refunded to the physician. We estimated that 11% of the revenues under this program for the quarter ended December 31, 2005 were subject to being credited or refunded to the physician.

Skin Care Operations

We generate revenues from our Skin Care business primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales of the copper peptide compound, primarily to Neutrogena Corporation, a Johnson & Johnson company; and the third through royalties generated by our licenses, principally to Neutrogena. We recognize revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. We ship the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. We recognize royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

Surgical Products and Service Operations

We generate revenues from our Surgical businesses primarily from two channels. The first is through product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories, and the second is through per-procedure surgical services. We recognize revenues from surgical laser and other product sales, including sales to distributors and other customers, when the SAB 104 Criteria have been met.

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

Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables related to phototherapy sales are due from various distributors located outside of the United States and from physicians located inside the United States. The majority of receivables related to skincare products, surgical services and surgical products are due from various customers and distributors located inside the United States. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed.

Property and Equipment. As of December 31, 2006 and 2005, we had net property and equipment of $9,054,098 and $7,044,713, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on increasing revenues from the physicians’ use of the lasers. In reflection of their improved reliability, XTRAC lasers placed in service after December 31, 2005 are depreciated on a straight-line basis over the estimated useful life of five-years; other XTRAC lasers-in-service continue to be depreciated over the original useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Intangibles. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2006 and 2005, we had $22,151,160 and $22,420,563, respectively, of goodwill and other intangibles, accounting for 39% and 46% of our total assets at the respective dates. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

There has been no change in 2006 and 2005 to the carrying value of goodwill that is allocated to the XTRAC domestic segment and the XTRAC international segment in the amounts of $2,061,096 and $883,327, respectively. The allocation of goodwill to each segment was based upon the relative fair values of the two segments as of August 2000, when we bought out the minority interest in Acculase, Inc. and thus recognized the goodwill. In connection with the acquisition of ProCyte on March 18, 2005, we acquired certain intangibles recorded at fair value as of the date of acquisition and allocated fully to the Skin Care (ProCyte) segment. In 2006, we adjusted the carrying value of the goodwill from the ProCyte acquisition reflecting management’s best estimate of pre-acquisition contingencies based upon plans entered into prior to March 18, 2005. Included in these acquired intangibles were the following:

ProCyte Neutrogena Agreement	$2,400,000
ProCyte Customer Relationships	1,700,000
ProCyte Tradename	1,100,000
ProCyte Developed Technologies	200,000
Goodwill	13,973,385
Total	$19,373,385

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

Results of Operations

Revenues

The following table illustrates revenues from our five business segments for the periods listed below:

	For the Year Ended December 31,
	2006	2005	2004
Dermatology:
XTRAC Domestic Services	$5,611,387	$3,498,235	$3,256,164
International Dermatology Equipment Revenues	2,186,424	1,404,096	1,626,646
Skin Care (ProCyte) Revenues	12,646,910	10,042,132	-
Total Dermatology Revenues	$20,444,721	$14,944,463	$4,882,810

Surgical:
Surgical Services	$6,944,292	$7,719,529	$7,826,519
Surgical Products	5,800,864	5,720,514	5,035,852
Total Surgical Revenues	$12,745,156	$13,440,043	$12,862,371

Total Revenues	$33,189,877	$28,384,506	$17,745,181

Domestic XTRAC Segment

Recognized revenue for the years ended December 31, 2006, 2005, and 2004 were $5,611,387, $3,498,235 and $3,256,164, respectively. This included treatment revenue for the years ended December 31, 2006, 2005 and 2004 for domestic XTRAC procedures of $5,142,022, $3,498,235 and $3,256,164, respectively, reflecting billed procedures of 83,272, 54,255 and 47,915, respectively. In addition, 5,168, 6,371 and 4,928 procedures were performed for the years ended December 31, 2006, 2005 and 2004, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the year ended December 31, 2006 compared to the comparable periods in 2005 and 2004 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans and to our increased marketing programs. Increases in revenues are dependent upon more widespread adoption of the CPT codes with comparable rates by private healthcare insurers and on instilling confidence in our physician partners that the XTRAC procedures will benefit their patients and be generally reimbursed to their practices.

In the first quarter of 2003, we implemented a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of SAB No. 104, we recognize service revenue during the program only to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2006, we deferred revenues of $124,427 (1,897 procedures) net, under this program, compared to deferred revenues of $57,302 (873 procedures) net, under this program for the year ended December 31, 2005. For the year ended December 31, 2004, we recognized revenues of $303,027, (4,562 procedures) net, under this program that were previously deferred. The change in deferred revenue under this program is presented in the table below.

For the year ended December 31, 2006, domestic XTRAC laser sales were $469,365. There were 11 lasers sold which were made for various reasons, including costs of logistical support and customer preferences. We expect we shall continue to offer XTRAC lasers for sale in 2007.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	For the Year Ended December 31,
	2006	2005	2004
Total revenue	$5,611,387	$3,498,235	$3,256,164
Less: laser sales revenue	(469,365)	-	-
Recognized treatment revenue	5,142,022	3,498,235	3,256,164
Change in deferred program revenue	124,427	57,302	(303,027)
Change in deferred unused treatments	194,869	5,371	229,300
Net billed treatment revenue	5,461,318	$3,560,908	$3,182,437
Procedure volume total	88,440	60,626	52,843
Less: Non-billed procedures	5,168	6,371	4,928
Net billed procedures	83,272	54,255	47,915
Avg. price of treatments sold	$65.58	$65.63	$66.42
Procedures with deferred/(recognized) program revenue, net	1,897	873	(4,562)
Procedures with deferred unused treatments, net	2,971	82	3,452

The average price for a treatment varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not been generally practical to use our therapy to treat severe psoriasis patients. This may change going forward, as our new product, the XTRAC Ultra, has shorter treatment times. A study undertaken with the guidance of John Koo, MD, of the University of California at San Francisco, is evaluating the effectiveness of the Ultra in treating patients suffering from severe psoriasis.

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC laser systems and related parts were $2,186,424 for the year ended December 31, 2006 compared to $1,404,096 and $1,626,646 for the years ended December 31, 2005 and 2004, respectively. We sold 46 laser systems in the year ended December 31, 2006 compared to 26 laser systems in each of the years ended December 31, 2005 and 2004. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has caused us to reduce the prices we charge to international distributors. Furthermore, average selling prices for international dermatology equipment are influenced by the following two factors:

•
We began selling refurbished domestic XTRAC laser systems into the international market in 2005. The selling price for used equipment is substantially less than new equipment. We sold six of these used lasers, in each year, at an average price of $28,000 and $27,000 for the years ended December 31, 2006 and 2005, respectively; and

•
We began selling the new VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment and below our XTRAC laser. In the year ended December 31, 2006, we sold 12 VTRAC systems.

The following table illustrates the key changes in the International XTRAC segment for the periods reflected below:

	For the Year Ended December 31,
	2006	2005	2004
Revenues	$2,186,424	$1,404,096	$1,626,646
Laser systems sold	46	26	26
Average revenue per laser	$47,531	$54,004	$62,563

Skin Care (ProCyte) Segment

For the year ended December 31, 2006, ProCyte revenues were $12,646,910 compared to $10,042,132 for the year ended December 31, 2005. Inasmuch as ProCyte was acquired on March 18, 2005, the operating results of ProCyte for the year ended December 31, 2005 include activity from ProCyte from March 19, 2005 through December 31, 2005 and there are no corresponding revenues accruing to us for the year ended December 31, 2004. Skin Care revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena. For the full year 2005, unaudited Skin care revenues were approximately $13 million compared to unaudited revenues of $13.3 million for 2004.

•	Physician dispensed product revenues, our most strategic and most profitable revenues, increased approximately 13% in 2006 over 2005, or about $1,240,000.

•	Spa products revenue decreased approximately 31% in 2006 over 2005, or about $215,000.

•	OEM products revenue decreased approximately 76% in 2006 over 2005, or about $718,000.

•	Bulk product and royalty revenues decreased approximately 41% in 2006 over 2005, or about $691,000.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	For the Year Ended December 31,
	2006	2005	2004
Product sales	$11,674,510	$8,902,615	$-
Bulk compound sales	672,400	679,550	-
Royalties	300,000	459,967	-
Total Skin Care revenue	$12,646,910	$10,042,132	$-

Surgical Services Segment

In the years ended December 31, 2006, 2005 and 2004, surgical service revenues were $6,944,292, $7,719,529 and $7,826,519, respectively, representing a 10% decrease and a 1.4% decrease from the comparable prior year periods. The 2006 decrease was primarily due to the six territories that we closed since January 1, 2005, the largest of which was in the fourth quarter of 2005, and business interruption in New Orleans and Alabama from the hurricanes in August and September 2005. Two of our territories were closed on the western side of Florida due to the termination of a customer contract. We closed the other four territories for insufficient profitability. During the first quarter of 2006, we have begun to work with a regional hospital system in central Florida, which we believe will generate annual revenue exceeding the annual revenue lost in the western side of the state.

Surgical Products Segment

Surgical Products revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the year ended December 31, 2006, surgical products revenues were $5,800,864 compared to $5,720,514 in the year ended December 31, 2005. The increase was almost entirely due to $207,000 in additional laser system revenues reflecting the increase in the number of systems sold (80 vs. 47), partially offset by a decline in the average price per laser sold. This was offset, in part, by a decrease in disposable and fiber sales of approximately 5%.

For the year ended December 31, 2005, surgical products revenues were $5,720,514 compared to $5,035,852 in the year ended December 31, 2004. The increase was almost entirely due to $685,000 in additional laser system revenues reflecting the increase in the number of systems sold (47 vs. 17), partially offset by a decline in the average price per laser sold.

As set forth in the table below, the decrease in average price per laser between the period was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the years ended December 31, 2006, 2005 and 2004 were sales of 65, 28 and 1 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus the increase in the number of diodes sold reduced the average price per laser. We expect that we will continue to sell more diode lasers than our other types of lasers into the near future.

Disposables and fiber sales decreased approximately 5% from the comparable year ended December 31, 2005. We have expected that the disposables base may continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have continued to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. With the introduction of our CO2 and diode surgical lasers in the second quarter of 2004, we have sought to offset the decline in laser and disposables revenues.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	For the Year Ended December 31,
	2006	2005	2004
Revenues	$5,800,864	$5,720,514	$5,035,832
Percent increase	1.4%	13.6%
Laser systems sold	80	47	17
Laser system revenues	$1,801,000	$1,594,000	$989,000
Average revenue per laser	$22,513	$33,915	$58,176

Cost of Revenues

Cost of revenues divides into product cost of revenues and service cost of revenues . Within product cost of revenues are the costs of products sold in the International Dermatology Equipment segment, the Skin Care segment (with royalties being transferred over to the services side), and the Surgical Products segment (with laser maintenance being transferred over to the services side). Within services cost of revenues are the costs associated with the Domestic XTRAC segment and the Surgical Services segment, as well as costs associated with the royalties and maintenance.

Product cost of revenues during the year ended December 31, 2006 were $8,628,651, compared to $7,219,504 for the year ended December 31, 2005. The $1,409,147 increase reflected the cost of sales for the domestic XTRAC laser sales of $128,840, an increase of $726,412 in costs for the ProCyte business acquired on March 18, 2005, and therefore the operating results of ProCyte for the year ended December 31, 2005 include activity from ProCyte from March 19, 2005 through December 31, 2005. Additionally there was an increase of $216,389 for surgical products, due to increased laser system sales and a $337,506 increase in costs associated with sales of XTRAC laser equipment sold outside the United States.

Product cost of revenues during the year ended December 31, 2005 were $7,219,504, compared to $3,324,564 for the year ended December 31, 2004. The $3,894,940 increase reflected $3,132,532 of costs for the ProCyte business acquired on March 18, 2005. Additionally there was an increase of $1,009,204 for surgical products, due to increased laser system sales, which was offset, in part by a decrease of $246,796 in product cost of sales for the international XTRAC revenues for the year ended December 31, 2004.

Services cost of revenues was $9,843,199 and $8,456,001 in the years ended December 31, 2006 and 2005, respectively. Contributing to the $1,387,198 increase was a $1,345,853 increase in the Domestic XTRAC business segment due to increased depreciation on the lasers of $629,000, an increase in excess and obsolete inventory reserve and abnormal gas consumption, which has been corrected by software modifications. Additionally there was an increase of $41,345 in the cost of revenues for the Surgical Services business.

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

Certain allocable XTRAC manufacturing overhead costs are charged against the XTRAC service revenues. The manufacturing facility in Carlsbad, California is used exclusively for the production of the XTRAC lasers, which are placed in physicians’ offices domestically or sold. The unabsorbed costs, relating to excess capacity, are allocated to the Domestic XTRAC and the International Dermatology Equipment segments based on actual production of lasers for each segment. Included in these allocated manufacturing costs are unabsorbed labor and direct plant costs.

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	For the Year Ended December 31,
	2006	2005	2004
Product:
XTRAC Domestic	$128,840	$-	$-
International Dermatology Equipment	1,268,080	930,574	1,177,370
Skin Care	3,858,944	3,132,532	-
Surgical products	3,372,787	3,156,398	2,147,194
Total Product costs	$8,628,651	$7,219,504	$3,324,564

Services:
XTRAC Domestic	$4,037,359	$2,691,506	$1,890,446
Surgical Services	5,805,840	5,764,495	5,148,259
Total Services costs	$9,843,199	$8,456,001	$7,038,705

Total Costs of Revenues	$18,471,850	$15,675,505	$10,363,269

Gross Margin Analysis

Gross margin increased to $14,718,027 during the year ended December 31, 2006 from $12,709,001 during the same period in 2005. As a percentage of revenues, the gross margins for the year ended December 31, 2006, decreased to 44.3% compared to 44.8% for the same period in 2005.

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

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	For the Year Ended December 31,
	2006	2005	2004
Revenues	$33,189,877	$28,384,506	$17,745,181
Percent increase	16.9%	60.0%
Cost of revenues	18,471,850	15,675,505	10,363,269
Percent increase	17.8%	51.3%
Gross profit	$14,718,027	$12,709,001	$7,381,913
Percent of revenue	44.3%	44.8%	41.6%

The primary reasons for changes in gross profit for the year ended December 31, 2006, compared to the same period in 2005 were as follows:

•
Our Skin Care business has the highest gross profit percentage of any of our business segments. However, we acquired ProCyte on March 18, 2005, and, as such, the operating results of ProCyte for the year ended December 31, 2005 only included activity from March 19, 2005 through December 31, 2005.

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2006 than in 2005. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•	We sold a greater number of surgical laser systems due to the increased marketing of the Diode laser. These units were primarily sold to our master distributor at a gross margin of approximately 36%.

•	We sold XTRAC lasers domestically during the year ended December 31, 2006. The gross margin on these sales is higher, approximately 72%, since certain of the lasers were previously being depreciated.

•
Offsetting the above was an increase in depreciation of $629,000 included in the XTRAC Domestic cost of sales as a result of increasing the overall placements of new lasers since the year ended December 31, 2005.

•
In the Surgical Products segment, unabsorbed labor and overhead plant costs, due to lower production levels, accounted for $387,000 of the increase in cost of goods sold for the year ended December 31, 2006.

•
Surgical services revenues decreased due to lost contracts, while costs related to laser repairs increased during the period. Some revenues were lost due to hurricanes. While we believe a portion of the loss will be covered by insurance, we will not record any expected recovery until we have greater assurance of such recovery.

The primary reasons for changes in gross profit for the year ended December 31, 2005, compared to the same period in 2004, were as follows:

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

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	For the Year Ended December 31,
	2006	2005	2004
Revenues	$5,611,387	$3,498,235	$3,256,164
Percent increase	60.4%	7.4%
Cost of revenues	4,166,199	2,691,506	1,890,446
Percent increase	54.8%	42.4%
Gross profit	1,445,188	$806,729	$1,365,718
Percent of revenue	25.8%	23.1%	41.9%

The gross margin increased for this segment for the year ended December 31, 2006 from the comparable periods in 2005 by $638,459. The key factors were as follows:

•
We sold XTRAC lasers domestically during the year ended December 31, 2006. The gross margin on these sales was approximately 72%, which is higher than overall gross margin of 25.8% in this segment and which is largely due to the fact that certain of the lasers were previously being depreciated.

•
A key driver in increased revenue in this segment is insurance reimbursement and increased direct-to-consumer advertising in targeted territories. In 2005, several private health insurance plans adopted a favorable policy to cover the medically necessary treatment of psoriasis using our XTRAC laser system (e.g. United Healthcare, Highmark, Independence Blue Cross, Empire BCBS, Cigna, Premera, Blue Cross of Michigan). These insurers added to the group of companies that had already adopted a favorable policy in 2004. In 2006, we increased our level of direct-to-consumer advertising to recruit patients to dermatologists’ office to seek treatment with the XTRAC laser system. While the advertising helped increase revenues, the advertising is also costly. We continue to analyze and adjust the advertising campaigns for cost-effectiveness.

•
Procedure volume increased 46% from 60,626 to 88,440 procedures in the year ended December 31, 2006 compared to the same period in 2005. Price per procedure did not change significantly between the periods.

•	Price per procedure was not a meaningful component of the revenue change between the periods.

•
The cost of revenues increased by $1,474,693 for the year ended December 31, 2006. This increase is due to the cost of sales for the lasers of $128,840 and to an increase in depreciation on the lasers-in-service of $629,000 over the comparable prior year period, an increase in excess and obsolete inventory reserve and abnormal gas consumption, which has been corrected by software modification. The depreciation costs will continue to increase in subsequent periods as the business grows. In addition, there was an increase in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues.

The gross margin decreased for this segment for the year ended December 31, 2005 from the comparable period in 2004 by $558,989. The key factors were as follows:

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

•
The cost of revenues increased by $801,060 for the year ended December 31, 2005. This increase was due to the fact that in 2004, our California engineering resources dedicated much of their time to product development for the Ultra, the new, smaller and faster excimer laser. For the year ended December 31, 2005, the development of the Ultra was completed, thus allowing these California resources to devote more time to manufacturing (included in cost of revenues).

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods reflected below:

International Dermatology Equipment Segment	For the Year Ended December 31,
	2006	2005	2004
Revenues	$2,186,424	$1,404,096	$1,626,646
Percent increase (decrease)	55.7%	(13.7%)
Cost of revenues	1,268,080	930,574	1,177,371
Percent increase (decrease)	36.3%	(21.0%)
Gross profit	918,344	$473,522	$449,275
Percent of revenue	42.0%	33.7%	27.6%

The gross profit for the year ended December 31, 2006 increased by $444,822 from the comparable prior year period. The key factors in this business segment were as follows:

•
We sold 34 XTRAC laser systems and 12 VTRAC lamp-based excimer systems during the year ended December 31, 2006 and 26 XTRAC laser systems in the comparable period in 2005. The VTRAC systems have a higher gross margin than the XTRAC laser systems.

•
 The International Dermatology Equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products. Partially offsetting the increase in the number of laser systems sold was a decrease in the average price of the laser systems sold. After adjusting the revenue for parts sales of approximately $323,000, the average price for lasers sold during this period was approximately $40,500 in the year ended December 31, 2006, down from $46,000 in the comparable period in 2005. Contributing to the overall decrease in the average selling price in the year ended December 31, 2006 was the sale of certain used lasers which were previously deployed in the U.S. operations and sold at a discount to the list price for new equipment. We sold six of these used lasers in each year at an average price of $28,000 and $27,000, respectively for the years ended December 31, 2006 and 2005. Each of these lasers had a net book value that was less than the cost of a new XTRAC laser system.

The gross profit for the year ended December 31, 2005 increased by $24,247 from the comparable prior year period. The key factors in this business segment were as follows:

•	We sold 26 XTRAC systems during both the years ended December 31, 2005 and 2004.

•
The International Dermatology Equipment operations are more widely influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products. After adjusting the revenue for parts sales of approximately $209,000, the average price for lasers sold in the year ended December 31, 2005 was approximately $46,000, down from $56,800 in the comparable period in 2004. Contributing to the overall average selling price decrease in 2005 was the sale of certain used lasers which were previously deployed in the U.S. operations and sold at a discount to the list price for new equipment. We sold six of these used lasers at an average price of $27,000. Each of these lasers had a net book value of less than standard cost of a new XTRAC system.

The following table analyzes our gross margin for our Skin Care (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	For the Year Ended December 31,
	2006	2005	2004
Product revenues	$11,674,510	$8,902,615	$-
Bulk compound revenues	672,400	679,550	-
Royalties	300,000	459,967	-
Total revenues	12,646,910	10,042,132	-
Percent increase	25.9%

Product cost of revenues	3,441,636	2,664,959	-
Bulk compound cost of revenues	417,308	467,573	-
Total cost of revenues	3,858,944	3,132,532	-
Percent increase	23.2%
Gross profit	$8,787,966	$6,909,600	$-
Percent of revenue	69.5%	68.8%	-

Gross margin for the year ended December 31, 2006 increased by $1,878,366 over the comparable period in 2005. The key factors impacting gross margin were as follows:

•
Skin Care (ProCyte) business was acquired on March 18, 2005 and, as such, the operating results of ProCyte for the year ended December 31, 2005 only included activity from March 19, 2005 through December 31, 2005.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while revenues generated from licensees have no significant costs associated with this revenue stream.

The following table analyzes the gross profit for our Surgical Services segment for the periods reflected below:

Surgical Services Segment	For the Year Ended December 31,
	2006	2005	2004
Revenues	$6,944,292	$7,719,529	$7,826,519
Percent decrease	(10.0%)	(1.4%)
Cost of revenues	5,703,925	5,675,787	5,000,226
Percent increase	0.5%	13.5%
Gross profit	$1,240,367	$2,043,742	$2,826,293
Percent of revenue	17.9%	26.5%	36.1%

Gross margin in the Surgical Services segment for year ended December 31, 2006 decreased by $803,375, from the comparable period in 2005. The key factors impacting gross margin for the Surgical Services business were as follows:

•
We have closed six territories of business due to unacceptable operating profit and one territory due to competition. Although closing these unprofitable territories will save costs and improve profitability over time, the overall costs saved for the year ended December 31, 2006 have not kept pace with the revenues lost. Nevertheless, in the case of the territory lost to competition, we have opened a new, contiguous territory in which we have secured a long-term contract from which we anticipate significant procedure volume. For that reason, we have relocated our personnel and materiel from the lost territory to the new one.

•
Our product cost percentage has increased due to a change in the mix of procedures performed. A certain urological procedure performed on a laser purchased from an unrelated party has increased as a percentage of revenue from 2005. This procedure has a lower gross margin than margins obtained from procedures performed on lasers manufactured by us.

Gross margin in the Surgical Services segment for year ended December 31, 2005 decreased by $782,551, from the comparable period in 2004. The key factors impacting gross margin for the Surgical Services business were as follows:

•
A significant part of the revenue was in urological procedures performed with laser systems we purchased from a third-party manufacturer. Such procedures included a charge for the use of the laser and the technician to operate it, as well as a charge for the third party’s proprietary fiber delivery system. This procedure has a lower gross margin as a percent of revenues than other types of procedures. As the volume of these procedures increases, the overall gross margin percentage decreases. In 2005, there was a 25% price increase on the third party’s proprietary fiber delivery system, which also contributed to the decrease in gross margin in 2005. Revenues for this procedure were $2.4 million for the year ended December 31, 2005 compared to $1.7 million for the same period in 2004.

•
We closed four geographic areas of business due to unacceptable operating profit. Although closing these territories will save costs and improve profitability over time, the costs saved for the year ended December 31, 2005 have not kept pace with the revenues lost by closing these territories during the year ended December 31, 2005.

•	We suffered business interruption due to hurricanes in the New Orleans and Alabama territories during 2005.

The following table analyzes our gross profit for our Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Year Ended December 31,
	2006	2005	2004
Revenues	$5,800,864	$5,720,514	$5,035,852
Percent increase	1.4%	13.6%
Cost of revenues	3,474,702	3,245,103	2,295,226
Percent increase	7.1%	41.4%
Gross profit	$2,326,162	$2,475,411	$2,740,626
Percent of revenue	40.1%	43.3%	54.4%

The gross profit for the year ended December 31, 2006 decreased by $149,249 from the comparable prior year period. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the year ended December 31, 2006 increased by $80,350 from the year ended December 31, 2005 while cost of revenues increased by $229,599 between the same periods. There were 33 more laser systems sold in the year ended December 31, 2006 than in the comparable period of 2005. However, the lasers sold in the 2005 period were at higher prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the year ended December 31, 2006 and 2005 were sales of $1,120,000 and $605,000 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•	Unabsorbed labor and overhead plant costs, due to lower production levels, accounted for $387,000 of the increase in cost of goods sold for the year ended December 31, 2006.

•
This revenue increase was partly offset by a decrease in AzurTec project revenues of $156,000 and a decrease in sales of disposables between the periods. The AzurTec revenues recognized in 2005 had substantially no associated direct costs. Disposables, which have a higher gross margin as a percent of revenues than lasers, represented a higher percentage of revenue in the year ended December 31, 2006 compared to the same period in 2005.

The gross profit for the year ended December 31, 2005 decreased by $265,215 from the comparable prior-year period. The key factors in this business segment were as follows:

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

•
The laser revenue increase was partly offset by a decrease in sales of disposables between the periods. Disposables, which have a higher gross margin than lasers, represented a lower percentage of revenue in the year ended December 31, 2005 compared to the year ended December 31, 2004.

Selling, General and Administrative Expenses

For the year ended December 31, 2006, selling, general and administrative expenses increased to $20,682,056 from $16,477,322 for the year ended December 31, 2005.

•
Selling, general and administrative expenses related to the ProCyte business accounted for $1,360,000 of the increase. This is due to the acquisition which occurred on March 18, 2005, so only expenses from March 19, 2005 through December 31, 2005 were included.

•	The remaining increase related to a $387,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the Domestic XTRAC segment;

•	An increase in direct-to-consumer advertising of $676,000;

•	An increase in royalties to Mount Sinai of $112,000;

•	An increase in bonus accrual of $255,000;

•	An increase of $210,000 for legal expenses; and

•	An increase of $1,304,546 for stock-based compensation expense following adoption of SFAS No. 123R (see Note 1, “Stock-Based Compensation”) and $132,624 for stock options issued to consultants.

•	These increases were partially offset by a reduction in bad debt expense of $213,000.

For the year ended December 31, 2005, selling, general and administrative expenses increased to $16,477,322 from $10,426,256 for the year ended December 31, 2004.

•
Selling, general and administrative expenses related to the Skin Care business accounted for $5,331,764 of the increase. This is due to the acquisition which occurred on March 18, 2005, so only expenses from March 19, 2005 through December 31, 2005 were included.

•	The remaining increase related to a $485,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the Domestic XTRAC segment;

•	A $151,000 increase in salaries and benefits for general and administrative expenses;

•	An increase in consulting expenses of $161,000; and

•	An increase in corporate insurance of $229,000.

•
Offsetting some of the increases for the year ended December 31, 2005, were reductions in bonus expense of $134,000 and in bad debt expense of $117,000 in the current year compared to the prior-year period.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2006 decreased to $1,006,600 from $1,127,961 for the year ended December 31, 2005. The decrease is primarily due to a decrease in salaries due to reduced headcount of $117,000. During the 2006 and 2005 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Engineering and product development expenses for the year ended December 31, 2005 decreased to $1,127,961 from $1,801,438 for the year ended December 31, 2004. The decrease was mainly in the XTRAC segments due to product development expenses in 2004 for the Ultra. In 2005, the development of the Ultra was completed, thus allowing these California resources to devote more time to manufacturing. This decrease was offset, in part, by the engineering and product development expenses related to the Skin Care business of $442,368.

Other Income

Other income for the year ended December 31, 2005 was $1,302,537 reflecting the following components: a litigation settlement, net of expenses, of $968,882, a non-monetary exchange of assets during June 2005 of two depreciable engineering development prototypes in exchange for four product units to be held for sale for $88,667 and the expiration, and therefore reversal, of the liability for SLT subordinated notes of $244,988. There was no other income in the comparable periods in 2006 and 2004.

Interest Expense, Net

Net interest expense for the year ended December 31, 2006 increased to $521,768, as compared to $342,299 for the year ended December 31, 2005. The increase in net interest expense was the result of the draws on the lease line of credit during the year ended December 31, 2005 and the first, second and third quarters of 2006.

Net interest expense for the year ended December 31, 2005 increased to $342,299, as compared to $138,414 for the year ended December 31, 2004. The increase in net interest expense was the result of the draws on the lease line of credit during the second, third and fourth quarters of 2004 and the second and third quarters of 2005.

Net Loss

The aforementioned factors resulted in a net loss of $7,492,397 during the year ended December 31, 2006, as compared to a net loss of $3,936,044 for the year ended December 31, 2005, an increase of 90.4%. The increase was primarily due to:

•	The result of the other income for the year ended December 31, 2005 of $1,302,537;

•	The increase in cost of sales and resulting decrease in gross margin, due to stock option expense of $1,437,170 following the adoption of SFAS No. 123R; and

•	An increase of $982,110 of depreciation and amortization over the comparable period of the prior year.

The following table illustrates the impact of the three components between the periods:

	For the Year ended December 31,
	2006	2005	Change
Net loss	$7,492,398	$3,936,044	$3,556,354

Components included in net loss:
Other income	-	1,302,537	(1,302,537)
Depreciation and amortization expense	(4,199,047)	(3,216,937)	(982,110)
Stock-based compensation expense	(1,437,170)	-	(1,437,170)
	($5,636,217)	($1,914,400)	($3,721,817)

The aforementioned factors resulted in a net loss of $3,936,044 during the year ended December 31, 2005, as compared to a net loss of $4,984,196 for the year ended December 31, 2004, a decrease of 21.0%. This decrease was primarily the result of the other income for the year ended December 31, 2005.

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive cash flow generated from operations.

On March 18, 2005, we acquired ProCyte. The skincare products and royalties provided by ProCyte increased revenues for the year ended December 31, 2006. We realized cost savings from the consolidation of the administrative and marketing infrastructure of the combined company. Additionally, now that the consolidated infrastructure is in place, we expect our revenues to grow without proportionately increasing the rate of growth in our fixed costs.

At December 31, 2006, our current ratio was 2.66 compared to 2.42 at December 31, 2005. As of December 31, 2006, we had $16,069,615 of working capital compared to $11,120,992 as of December 31, 2005. Cash and cash equivalents were $12,885,742 as of December 31, 2006, as compared to $5,609,967 as of December 31, 2005. We had $156,000 of cash that was classified as restricted as of December 31, 2006 compared to $206,931 as of December 31, 2005.

We believe that our existing cash balance together with our other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements beyond the first quarter of 2008. The 2007 operating plan reflects continuing cost savings from the integration of ProCyte as well as increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2007 operating plan calls for increased revenues and profits from our newly acquired Skin Care business. In light of our recent private placement of approximately $11.4 million worth of our common stock in November 2006, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into 2008.

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

Net cash provided by operating activities was $60,984 for the year ended December 31, 2006, compared to cash used of $1,729,842 for the same period in 2005. The change was primarily due to a decrease in inventory. In the prior year, significant inventory purchases were made of copper peptide in the skincare products segment and in launching the diode program in the surgical products segment. Increases in sales in these segments in 2006 reduced the inventory levels.

Net cash used in operating activities was $1,729,842 for the year ended December 31, 2005, compared to $2,765,221 for the same period in 2004. The decrease was mostly due to the payment of various previously recorded costs associated with the acquisition and increases in inventory.

Net cash used in investing activities was $5,026,811 for the year ended December 31, 2006 compared to cash provided by investing activities of $1,993,412 for the year ended December 31, 2005. This change was mostly the result of receiving cash of $5,578,416, net of costs, in the acquisition of ProCyte in 2005. Of this increase in cash from the acquisition, we used $3,461,803 for production of our lasers-in-service compared to $4,931,835 in 2006.

Net cash provided by investing activities was $1,993,412 for the year ended December 31, 2005 compared to cash used of $2,677,670 for the year ended December 31, 2004. During the year ended December 31, 2005, we received cash of $5,578,416, net of acquisition costs, in the ProCyte acquisition and used $3,461,803 for production of our lasers-in-service compared to $1,683,528 for the same period in 2004.

The retirements of lasers from service have been minor or immaterial over the last three years and therefore, we have reported them on a net basis.

Net cash provided by financing activities was $12,292,533 for the year ended December 31, 2006 compared to $1,254,649 for the year ended December 31, 2005. In the year ended December 31, 2006 we received $10,449,402, net from the issuance of common stock, $2,511,437 from the advances under the lease line of credit, net of payments, $361,469 from the exercise of common stock options and warrants and a decrease in restricted cash of $50,931. These cash receipts were offset by $1,080,706 for the payment of certain notes payable and capital lease obligations.

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

Set forth below is a summary of current obligations as of December 31, 2006 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. The obligations under the credit facility from GE Capital Corporation are capital leases. The other capital lease obligations are from transactions entered into before we entered the credit facility with GE. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years

Credit facility obligations	$6,490,077	$2,936,215	$3,553,862	$-
Other capital lease obligations	122,716	82,658	40,058	-
Operating lease obligations	50,345	32,523	17,822	-
Rental lease obligations	1,795,189	470,663	1,018,524	306,002
Notes payable	328,756	195,249	87,030	46,477
Total	$8,787,895	$3,717,308	$4,718,108	$352,479

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in this Report and beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. As a prophylactic measure and support for our compliance with the Sarbanes Oxley Act, we adopted an Anti-Fraud Program in January 2007.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Amper, Politziner & Mattia, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, ExecutiveOfficers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Our Board members are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held eight meetings and three unanimous written consents in lieu of meetings in 2006.

The following sets forth certain biographical information concerning our directors and our current executive officers.

Name	Position	Age

Richard J. DePiano	Non-Executive Chairman of the Board of Directors	65
Jeffrey F. O'Donnell	Director, President and Chief Executive Officer	47
Dennis M. McGrath	Chief Financial Officer and Vice President - Finance and Administration	50
Michael R. Stewart	Executive Vice President and Chief Operating Officer	49
Alan R. Novak	Director	72
Warwick Alex Charlton	Director	47
Anthony J. Dimun	Director	63
David W. Anderson	Director	54
Wayne M. Withrow	Director	51

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

Dennis M. McGrath was appointed Chief Financial Officer and Vice President-Finance and Administration in January 2000. Mr. McGrath has held several senior level positions including from February 1999 to January 2000 serving as the Chief Operating Officer of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a public company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath assumed the role of Chief Financial Officer of Think New Ideas, Inc., a public company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, Mr. McGrath was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. From September 1996 to February 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President-Operations of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink in 1999. Mr. McGrath is currently an outside Board member of RICOMM Systems, Inc. and Noninvasive Medical Technologies, Inc. Mr. McGrath is a certified public accountant and graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a certified public accountant.

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

Wayne M. Withrow was appointed to our Board of Directors on August 16, 2006. Mr. Withrow is currently Executive Vice President for SEI Investments Company, a leading global provider of outsourced asset management, investment processing and investment operation solutions. He is also the head of SEI’s Investment Advisors Segment, and a member of its Executive Committee. Mr. Withrow’s broad background was gained from over 15 years in various senior management positions with SEI Investments. Formerly, he was with the law firm of Schnader, Harrison, Segal & Lewis, where he was significantly involved in corporate securities and acquisitions. His earlier experience also included a federal judicial clerkship with the Honorable William J. Ditter as well as public accounting experience with Deloitte & Touche.

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of Board committees. Directors who are not our employees are compensated under the 2000 Non-Employee Director Plan. Each director receives non-qualified options to purchase up to 35,000 shares of common stock on an annual basis. Each outside director receives an annual cash retainer of $20,000 and is also paid $1,000 for personal attendance at each meeting of the Board and each committee meeting held not in conjunction with meetings of the Board itself, and $500 for telephonic attendance at each Board or committee meeting, excluding meetings of limited scope and duration. We pro-rate the retainer for a director serving less than a full year. The table below sets forth non-employee directors’ compensation in 2006.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)

Richard J. DePiano	29,000	43,190(2)	72,190

Alan R. Novak	26,500	43,190(2)	69,690

Warwick Alex Charlton	27,500	43,190(2)	70,690

Anthony J. Dimun	30,000	43,190(2)	73,190

David W. Anderson	29,000	43,190(2)	72,190

Wayne M. Withrow	7,500	17,045(3)	24,545

(1) The amounts shown for option awards relate to shares granted under our 2000 Non-Employee Director Plan. These amounts are equal to the dollar amounts recognized in 2006 with respect to the option awards for financial statement purposes, computed in accordance with SFAS 123(R), but without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in note 1 to our consolidated financial statements.

(2) The grant date fair value computed in accordance with SFAS 123(R) was $1.23.

(3) The grant date fair value computed in accordance with SFAS 123(R) was $0.97.

Compensation, Nominations and Corporate Governance and Audit Committees

General. The Board maintains charters for select committees. In addition, the Board has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals and have adopted a related Comprehensive Compliance Program. To view the charters of the Audit, Compensation and Nominations and Corporate Governance Committees, the Code of Ethics and Comprehensive Compliance Program, the corporate governance guidelines and the codes of conduct and our whistle blower policy, please visit our website at www.photomedex.com (this website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this Report). The Board determined in 2006 that all members of the Board are independent under the revised listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”), except for Mr. O'Donnell, who is also our Chief Executive Officer.

Compensation Committee. Our Compensation Committee discharges the Board’s responsibilities relating to compensation of our Chief Executive Officer, other executive officers and directors, produces an annual report on executive compensation for inclusion in our annual proxy statement and in this Report, and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:

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

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is composed of Messrs. Novak, Charlton, DePiano, Dimun and Withrow. Mr. Dimun serves as the Chairman of the Compensation Committee; Mr. Withrow joined the Committee in August 2006. The Board determined in 2006 that each member of the Compensation Committee satisfies the independence requirements of the Commission and Nasdaq. The Compensation Committee held three meetings during 2006.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all decisions. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), provides oversight for employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans as may be adopted by us from time to time. The report of the Compensation Committee for 2006 is presented below.

Nominations and Corporate Governance Committee. Our Board has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board as to which persons should be our Board’s nominees. Our Board has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Novak, DePiano and Anderson. Mr. Anderson serves as the Chairman of the Nominations and Corporate Governance Committee. The Board of Directors determined in 2006 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of the Commission and Nasdaq. The Nominations and Corporate Governance Committee held two meetings during 2006.

The duties and responsibilities of the Nominations and Corporate Governance Committee include:

•	identifying and recommending to our Board individuals qualified to become members of our Board and to fill vacant Board positions;

•	overseeing the compensation of non-employee directors, including administering the 2000 Non-Employee Director Stock Option Plan;

•	recommending to our Board the director nominees for the next annual meeting of stockholders;

•	recommending to our Board director committee assignments;

•	reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers;

•	monitoring the independence of our board members;

•	developing and overseeing the corporate governance principles applicable to our Board members, officers and employees;

•	monitoring the continuing education program for our directors; and

•	evaluating annually the Nominations and Corporate Governance Committee charter.

Our Board of Directors believes that it is necessary that the majority of our Board of Directors be comprised of independent directors and that it is desirable to have at least one audit committee financial expert serving on the Audit Committee. The Nominations and Corporate Governance Committee considers these requirements when recommending Board nominees. Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or other circumstances. When considering potential director candidates, the Nominations and Corporate Governance Committee also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs, the needs of PhotoMedex and of the existing directors. The Committee recommended to the Board that Mr. Wayne M. Withrow be invited to join the Board. The Board accepted the recommendation, and Mr. Withrow accepted the invitation in August 2006.

Audit Committee. Our Board of Directors has established an Audit Committee to assist the Board in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors and our internal audit function, and risk assessment and risk management. The duties of the Audit Committee include:

•	appointing, evaluating and determining the compensation of our independent auditors;

•	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;

•	reviewing disclosure controls and procedures, internal control over financial reporting, any internal audit function and corporate policies with respect to financial information;

•	reviewing other risks that may have a significant impact on our financial statements;

•	preparing the Audit Committee report for inclusion in the annual proxy statement;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters; and

•	evaluating annually the Audit Committee charter.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board of Directors has adopted a written charter for the Audit Committee meeting applicable standards of the Commission and Nasdaq. The members of the Audit Committee in 2006 were Messrs. DePiano, Dimun and Anderson; Mr. Withrow joined the Committee in January 2007. Mr. DePiano serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held eight meetings during 2006.

The Board of Directors determined in 2006 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K under the Exchange Act, and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

Compensation Committee Interlocks and Insider Participation

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 15, 2007, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed, that all reports needed to be filed have been filed for the year ended December 31, 2006.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Compensation Committee is responsible for reviewing and approving the annual compensation of our executive officers, of whom we presently have three, the fourth having departed from our employ on June 30, 2006. These four current and former executive officers are our named executive officers. The Nominations and Corporate Governance Committee is responsible for reviewing and approving the compensation of our non-employee directors.

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

Objectives of Compensation Program

The Compensation Committee intends to govern and administer compensation plans to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own and our success.

We have no retirement plans or deferred compensation programs in effect for our non-employee directors and our executive officers, except for our 401(k) plan in which the executive officers are eligible to participate. Compensation is generally paid as earned. We do not have an exact formula for allocating between cash and non-cash compensation, which has been in the form of stock options and awards of stock. We do not have a Non-Equity Incentive Plan, as that term is used in SFAS No. 123R, “Share-Based Payment.”

In order to assess whether the compensation program we had been providing to our executive officers was competitive and effective, the Compensation Committee engaged in 2005 a third-party consulting firm specializing in executive compensation. The consulting firm advised that our program was within the range of compensation programs that appeared to be offered by a group of our peer companies. The consulting firm also counseled the Compensation Committee on modifications to the compensation program which were under consideration. The primary consideration was the use of performance-based restricted stock. As an ongoing matter, the Committee does not engage a third-party consultant to advise on our compensation policies. Nor does the Committee delegate its responsibilities for reviewing and approving executive compensation, except in the case of the 2005 Investment Plan, where the Plan has pre-approved the grant of matching options to an executive who purchases shares of our common stock in the open market in accordance with the provisions of the Plan.

To the extent consistent with the foregoing objectives, the Compensation Committee also intends to maximize the deductibility of compensation for tax purposes. The Committee may, however, decide to exceed the tax deductible limits established under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") when such a decision appears to be warranted based upon competitive and other factors.

What Our Compensation Program is Designed to Reward

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

Stock price performance has not been a factor in determining annual compensation insofar as the price of the Company’s common stock is subject to a number of factors outside our control. We have endeavored through the grants of stock options to the executive officers to incentivize individual and team performance, providing a meaningful stake in the Company and linking them to a stake in the Company’s overall success. Through the awards of restricted stock, we have striven to forge a closer link by tying the vesting of the restricted stock to certain milestone prices of our common stock.

Elements of Company’s Compensation Plan and How Each Element Relates to Objectives

There are three primary elements in the compensation package of our executive officers: base salary, bonus and long-term incentives. Compensation payable in the event of an executive’s termination from the Company is a secondary, material element in the package.

Base Salaries. Base salaries for our executive officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer's level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews in addition to the assessment of market competitiveness.

Bonus. At the outset of a fiscal year, the Compensation Committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For 2006, there were three factors of generally equal weight: Company revenues, the Company’s net loss or profit and a discretionary component.

Long-Term Incentives. Grants of stock options under our stock option plans are designed to provide executive officers and other managers and key employees with an opportunity to share, along with stockholders, in our long-term performance. Stock option grants are generally made annually to all executive officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The size of the option grant to each executive officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with us, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.

Prior to 2006, stock options granted under the various stock option plans generally have had a four-year vesting schedule depending upon the size of the grant, and generally have been set to expire five years from the date of grant. In 2006, the Committee determined that such grants would be for ten years and vest over five years. The exercise price of options granted under the stock option plans is at no less than 100% of the fair market value of the underlying stock on the date of grant. The number of stock options granted to each executive officer is determined by the Compensation Committee based upon several factors, including the executive officer’s salary grade, performance and the estimated value of the stock at the time of grant, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion. The options granted to executives as a rule have provisions by which vesting and exercisability are accelerated in the event of a change of control or a termination of employment initiated by the Company other than for cause.

Similar criteria are applied in making awards of restricted shares of our common stock under the 2005 Equity Compensation Plan, but in the case of restricted stock, we have made direct linkage between the price performance of our stock with the vesting schedule of the restricted stock.

To encourage our executive officers to have a greater stake in the equity of the Company, the Committee recommended, and the Board of Directors and the Company stockholders approved at the 2005 Annual Stockholders’ Meeting, the 2005 Investment Plan.

Compensation on Termination of Employment or Change of Control. We have employment agreements with Messrs. O'Donnell, McGrath and Stewart. These agreements provide for severance upon termination of employment, whether in context of a change of control or not. We also had an employment agreement with Mr. Clifford, but we mutually agreed to a separation agreement that superseded his employment agreement, effective June 30, 2006.

In the event of a involuntary termination not in connection with a change in control of the Company, an executive will be vested in those options that were unvested as of the termination but that would have vested in the 12 months following termination. In the event of a change of control, all of an executive’s unvested options will vest. As to unvested shares of restricted stock, they will vest upon a change of control to the extent that the acquisition price exceeds a milestone price or if the acquirer elects not to continue to employ the services of the executive.

We also have arrangements with other key employees under which we would be obliged to pay compensation upon their termination outside a context of change of control, and, for a lesser number of key employees, by virtue of a change of control. If all such executive officers and key employees were terminated other than for cause and not within a change of control, we would have had an aggregate commitment of approximately $1,677,000 at December 31, 2006 for severance and related compensation. However, the obligation for such compensation that would arise in favor of the executive officers and certain key employees by virtue of a change of control would have been approximately $2,146,000 at December 31, 2006.

How Amounts Were Selected for Each Element of an Executive’s Compensation

Each executive’s current and prior compensation is considered in setting future compensation. In addition, we review from time to time the compensation practices of other companies, particularly peer companies. To some extent, our compensation plan is based on the market and the companies we compete against for executives. Base salary and the long-term incentives are not set with reference to a formula.

An executive’s target bonus amount is set by an executive’s employment agreement, which was negotiated at arm’s length. A target bonus, or portion thereof, is earned, based on fulfillment of conditions, which are set by the Committee at the outset of a fiscal year.

As a general rule, options and/or restricted stock awards are made in the first or second quarter of a year and after the financial results for the prior year have been audited and reported to the Board of Directors. Grants and/or awards are valued, and exercise prices are set, as of the date the grant or award is made. Exceptions to the general rule may arise for grants made to recognize a promotion or to address the effect of expiring options. The Committee may elect to defer a grant until after the Company has made public disclosure of its financial results, typically in a conference call on earnings; in such a case, the exercise price is set at the higher of the closing prices on the approval date or the fixed grant date. In these deliberations, the Compensation Committee does not delegate any related function, unless to the Board of Directors as a whole, and the grants or awards made to executives are valued under the same measurement standards as for grants made to other grantees.

Accounting and Tax Considerations

On January 1, 2006, we adopted SFAS No. 123R. Under this accounting standard, we are required to value stock options granted, and restricted stock awarded, in 2006 and beyond under the fair value method and expense those amounts in the income statement over the vesting period of the stock option or restricted stock. We were also required to value unvested stock options granted prior to our adoption of SFAS 123R under the fair value method and amortize such expense in the income statement over the stock option’s remaining vesting period. A material portion of such amortizing expense relates to option grants made to our executive officers, and future option grants and stock awards made in 2006 and beyond to our executive officers will also have a material impact on such expense.

Our compensation program has been structured to comply with Internal Revenue Code Sections 409A and 162(m). If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive service-provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Compensation Committee has been advised that based upon prior stockholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in 2004, 2005 and 2006 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in 2004, 2005 or 2006.

Overview of Executive Employment Agreements and 2006 Equity-Based Awards

Employment Agreement with Jeffrey F. O'Donnell. In November 1999, we entered into an employment agreement with Jeffrey F. O'Donnell to serve as our President and Chief Executive Officer and amended and restated that agreement in August 2002. This agreement has been renewed through December 31, 2007 and will expire then if due notice is given by December 1, 2007. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. Mr. O'Donnell's current base salary is $350,000 per year. If we terminate Mr. O'Donnell other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $350,000, payable over 12 months. If a change of control occurs, Mr. O’Donnell becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

On January 15, 2006, Mr. O’Donnell was granted 200,000 incentive stock options (having an exercise price of $2.50 and a life of 10 years, vesting ratably over the first 5 years from the 2005 Equity Compensation Plan. In the event of a sale of the Company, the options will become fully vested and exercisable). He was also awarded from the 2005 Equity Compensation Plan and as of the same date 525,000 restricted shares of our common stock, setting their purchase price at $0.01 per share. Shares that are purchased will be held in escrow by us for as long as they are subject to our right of repurchase. Our right of repurchase will continue for such shares for so long as the shares remain subject to performance restrictions and time restrictions.

As to the performance restrictions, our repurchase right will lapse if the trading price of our common stock attains certain targets above the 2005 Average Price, which by contract was set at $2.50, being higher than the average fair market value (generally the closing price of our common stock) for each of the trading days in the 90-day period ending on December 28, 2005. For the years 2006 through 2010, the Average Price will mean the average fair market value of our common stock for each of the trading days in the last three months of the calendar year. Our right of repurchase shall lapse with respect to 20% of the purchased shares if the 2006 Average Price equals or exceeds the 2006 Target Price, where the term “2006 Target Price” will equal 125% of the 2005 Average Price, or $3.13, and where the lapsing shall be effective as of December 31, 2006. The restrictions did not lapse in 2006 inasmuch as the 2006 Target Price was not attained.

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

However, in the event of a transaction that constitutes a change in control of the Company, our right of repurchase will lapse with respect to the performance restrictions on the restricted shares that are unvested immediately prior to the consummation of such transaction as follows. Where the per-share purchase price paid or deemed paid in connection with such change in control is equal to or greater than a Target Price described above, then it shall be deemed that the Target Price has been attained as of the change in control, and our repurchase rights applicable to such Target Price will lapse. Shares that have not vested on a change of control will remain subject to such repurchase restriction. Such shares still subject to repurchase shall vest ratably and monthly over the period of time (but not greater than 36 months) that the acquirer in the change in control event contracts for Mr. O’Donnell’s services. If the acquirer opts not to contract for such services, then the unvested balance of shares will vest as of the change in control event.

On May 25, 2006, Mr. O’Donnell was granted 2,000 stock options under the 2005 Investment Plan. The exercise price of the options was set at the price paid by Mr. O’Donnell for 2,000 shares of our common stock purchased by Mr. O’Donnell in the open market.

On November 20, 2006, Mr. O’Donnell was granted stock options on 125,000 shares of our common stock out of the 2005 Equity Compensation Plan and the exercise price was set at the closing price of our stock on the date of grant. This grant offset the expiry in December 2006 of 125,000 options which had been made to Mr. O’Donnell in December 2001 from the now-frozen 2000 Stock Option Plan.

On March 6, 2007, Mr. O’Donnell was granted 2,000 stock options under the 2005 Investment Plan to match his purchase on the same date of an equal number of shares of our common stock on the open market.

Employment Agreement with Dennis M. McGrath.. In November 1999, we entered into an employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration and amended and restated that agreement in August 2002. This agreement has been renewed through December 31, 2007 and will expire then if due notice is given by December 1, 2007. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. Mr. McGrath's current base salary is $285,000 per year. If we terminate Mr. McGrath other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to $285,000, payable over 12 months. If a change of control occurs, Mr. McGrath becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

On January 15, 2006, Mr. McGrath was awarded from the 2005 Equity Compensation Plan 335,000 restricted shares of our common stock, having a purchase price at $0.01 per share. The terms and conditions applicable to Mr. McGrath’s award of restricted stock are the same as the terms and conditions applicable to the award to Mr. O’Donnell, which are discussed above.

On March 10, 2006, Mr. McGrath was granted 140,000 stock options from the 2005 Equity Compensation Plan after the audited financial results of the Company had been reported to the Board of Directors and disclosed in our conference call on earnings.

On May 24, 2006 and May 25, 2006, Mr. McGrath was granted 5,000 and 2,000 non-qualified stock options, respectively, under the 2005 Investment Plan. In accordance with the terms of the Investment Plan, the exercise price of each option was set at the price paid by Mr. McGrath for each of his discrete purchases of shares of our common stock in the open market.

On November 20, 2006, Mr. McGrath was granted stock options on 110,000 shares of our common stock out of the 2005 Equity Compensation Plan; the exercise price was set at the closing price of our stock on the date of grant. This grant offset the expiry in December 2006 of 110,000 options which had been granted to Mr. McGrath in December 2001 from the now-frozen 2000 Stock Option Plan.

Employment Agreement with Michael R. Stewart. Effective December 27, 2002, Michael R. Stewart became the Company’s Executive Vice President of Corporate Operations, pursuant to an employment agreement. Mr. Stewart became our Chief Operating Officer on July 19, 2005, at which time he was granted 40,000 options. Mr. Stewart’s current base salary is $250,000 per year. This agreement has renewed through December 31, 2007 and will expire then if due notice is given by December 1, 2007. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. If we terminate Mr. Stewart other than for “cause” (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to his base pay, payable over 12 months. If a change of control occurs, Mr. Stewart becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary, payable over 12 months.

On March 10, 2006, Mr. Stewart was granted 100,000 stock options from the 2005 Equity Compensation Plan, after the audited financial results of the Company had been reported to the Board of Directors and disclosed in our conference of earnings.

SUMMARY COMPENSATION TABLE

The following table includes information for the year ended December 31, 2006 concerning compensation for our three incumbent executive officers and our one executive officer who separated from us on June 30, 2006. All of our other officers are not executive officers, within the meaning ascribed by the Securities and Exchange Act of 1934.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(3)	Equity Incentive Plan Compensation ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Jeffrey F. O’Donnell, President and Chief Executive Officer	2006	350,000	157,500	420,213	943,005	17,395	1,888,113

Dennis M. McGrath, Chief Financial Officer & Vice President - Finance/Administration	2006	285,000	102,600	377,054	601,727	15,105	1,381,486

Michael R. Stewart, Chief Operating Officer and Executive Vice President	2006	250,000	75,000	190,200	0	18,366	533,566

John F. Clifford, former Executive Vice President, Dermatology	2006	150,000	0	0	0	156,000	306,000

(1) “Bonus” in the foregoing table is the bonus earned in 2006, even though it will have been paid in a subsequent period.

(2) The Company does not have a Non-Equity Incentive Plan. The Equity Incentive Plan is comprised of our awards of restricted common stock.

(3) The amounts shown for option awards and restricted stock awards relate to shares granted under our 2005 Equity Compensation Plan and 2005 Investment Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2006, computed in accordance with SFAS 123(R), before amortization and without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in Note 1 to our consolidated financial statements. For information regarding the number of shares subject to 2006 awards, other features of those awards, and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table on p. 71.

(4) “All Other Compensation” includes car allowance ($12,000), premiums for supplementary life insurance and matching 401(k) plan contributions for Messrs. O’Donnell, McGrath and Stewart. In Mr. Clifford’s case, it includes severance payment and allied benefits of $150,000 and car allowance of $6,000.

Non-Qualified Deferred Compensation

The Company has no plan or program of non-qualified deferred compensation.

Potential Payments on Termination of Employment or Change of Control

Potential payments to our three incumbent executives on termination of employment or upon a change of control of the Company are governed by their respective employment agreements and by the terms of their option agreements and restricted stock agreements. Mr. Clifford is currently receiving payments by virtue of the Separation Agreement we entered with him on April 30, 2006.

If any of the events set forth in the table had occurred by December 31, 2006, then we estimate the value of the benefits that would have been triggered and thus accrued to the three incumbent executives as set forth below. Also set forth below are the benefits that Mr. Clifford will receive after December 31, 2006.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death (4)	Disability (4)	Change in Control

Jeffrey F. O’Donnell(1)(2)	Severance	350,000	700,000	0	0	0	N/A
	Health continuation	15,378	30,756	0	0	0	N/A
	AD&D insurance	780	1,560	0	0	0	N/A
	Executive life ins.	5,355	10,711	0	0	0	N/A
	Accelerated vesting	0	577,500	0	0	0	0

Dennis McGrath(1)(2)	Severance	285,000	570,000	0	0	0	N/A
	Health continuation	15,378	30,756	0	0	0	N/A
	AD&D insurance	780	1,560	0	0	0	N/A
	Executive life ins.	1,680	10,152	0	0	0	N/A
	Accelerated vesting	0	368,500	0	0	0	0

Michael Stewart(2)	Severance	250,000	500,000	0	0	0	N/A
	Health continuation	15,378	30,756	0	0	0	N/A
	AD&D insurance	780	1,560	0	0	0	N/A
	Executive life ins.	5,076	10,152	0	0	0	N/A
	Accelerated vesting	0	0	0	0	0	0

John Clifford(3)	Severance, consulting	N/A	N/A	202,500	N/A	N/A	N/A
	Health continuation	N/A	N/A	9,430	N/A	N/A	N/A
	AD&D insurance	N/A	N/A	0	N/A	N/A	N/A
	Executive life ins.	N/A	N/A	0	N/A	N/A	N/A

(1)
If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 29, 2006 (the last trading day of the year) was $1.11. All shares were unvested at that date and were purchased for the par value of the stock, i.e. $0.01, assuming a change of control as of December 31, 2006, each share would return a gain of $1.10.

(2)
All unvested options become exercisable by reason of a change of control. However, none of the executives’ unvested options as of December 31, 2006 were in the money, and therefore there would have been no benefit as of December 31, 2006. Similarly, in the event of an involuntary termination without cause, the executive optionee becomes vested in those options that would otherwise have vested in twelve months following the date of termination. As in the hypothetical change of control, so in this case of hypothetical involuntary termination, there would have been no benefit to the optionee inasmuch as no option was in the money at December 31, 2006.

(3)
Mr. Clifford resigned on June 30, 2006. After December 31, 2006 and until June 30, 2007, he will receive severance of $150,000, and he will receive health continuation benefits until September 30, 2007. For the period July 1, 2007 to June 30, 2008, Mr. Clifford will continue to act as consultant for us for $52,500. After June 30, 2008, he may discontinue such services.

(4)	We pay an executive’s salary and benefits through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.

STOCK OPTIONS

The 2005 Equity Compensation Plan is currently the primary vehicle by which stock awards and option grants are made to the executives and other service-providers. The Plan has been authorized by the stockholders for 3,160,000 shares of our common stock. Participation in the 2005 Investment Plan is limited to the executives; this Plan has been authorized by the stockholders for 400,000 shares of our common stock.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted and stock awarded during or for the year ended December 31, 2006 to each of our executive officers listed in the Summary Compensation Table as shown under the caption “Executive Compensation.” Stock awards and option grants made in 2006 were primarily from the 2005 Equity Compensation Plan. Matching options grants were made out of the 2005 Investment Plan to Messrs. O’Donnell and McGrath for 2,000 and 7,000 options, respectively. There were no grants or awards to Mr. Clifford in 2006.

GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant Date	Grant Date Fair Value of Stock and Option
Name	Grant Date	Approval Date (1)	Threshold (#)	Target (#)	Maximum (#)	Options (#)	Awards ($ / Sh)	($ / Sh)(3)	Awards ($)(4)
Jeffrey O’Donnell	1/15/06	12/28/05	-	525,000	-	200,000	2.50	1.83	1,245,805
	5/24/06	5/24/06				2,000	1.59	N/A	2,788
	11/20/06	11/20/06				125,000	1.11	1.11	114,625

Dennis McGrath	1/15/06	12/28/05	-	335,000	-	N/A	N/A	1.83	601,727
	3/10/06	2/28/06				140,000	2.23	1.97	266,280
	5/24/06	5/24/06				5,000	1.58	N/A	6,972
	5/25/06	5/25/06				2,000	1.63	N/A	2,932
	11/20/06	11/13/06				110,000	1.11	1.11	100,870

Michael Stewart	3/10/06	2/28/06				100,000	2.23	1.97	223,000

(1)
On December 28, 2005, the stockholders approved that the awards to Messrs. O’Donnell and McGrath should be made on January 15, 2006. The exercise prices of options granted under the 2005 Investment Plan were set equal to the optionee’s purchase price of shares of common stock on the date of the grant. The grant of options on March 10, 2006 was delayed at the decision of the Board on February 28, 2006, until after the conference call of earnings had taken place. The exercise price was to be the higher of the closing prices on February 28, 2006 (i.e. $2.23) and March 10, 2006 (i.e. $1.97).

(2)
The Company does not have a Non-Equity Incentive Plan. The Equity Incentive Plan is comprised of the restricted shares of common stock issued to Messrs. O’Donnell and McGrath under the 2005 Equity Compensation Plan.

(3)	The exercise price of options granted on 5/24/06, 5/25/06 and 5/26/06 were set equal to the optionee’s purchase price of shares of common stock on the date of the grant.

(4)	Computed in accordance with FSAS 123 (R).

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)	($) (1)
Jeffrey O’Donnell	93,750	31,250	0	1.66	1/16/08	0	0	N/A	N/A
	75,000	75,000	0	2.14	1/22/09	0	0	N/A	N/A
	112,500	37,500	0	2.45	3/1/10	0	0	N/A	N/A
	0	200,000	0	2.50	N/A	0	0	525,000	582,750
	0	2,000	0	1.59	5/24/16	0	0	N/A	N/A
	0	125,000	0	1.11	11/20/16	0	0	N/A	N/A

Dennis McGrath	82,500	27,500	0	1.66	1/16/08			N/A	N/A
	62,500	62,500	0	2.14	1/22/09	0	0	N/A	N/A
	105,000	35,000	0	2.45	3/1/10	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	335,000	371,850
	0	140,000	0	2.23	3/10/16	0	0	N/A	N/A
	0	5,000	0	1.58	5/24/16	0	0	N/A	N/A
	0	2,000	0	1.63	5/25/16	0	0	N/A	N/A
	0	110,000	0	1.11	11/20/16	0	0	N/A	N/A

Michael Stewart	150,000	0	0	1.85	12/27/07	0	0	N/A	N/A
	75,000	0	0	1.83	1/2/08	0	0	N/A	N/A
	75,000	37,500	0	2.14	1/22/09	0	0	N/A	N/A
	100,000	75,000	0	2.45	3/1/10	0	0	N/A	N/A
	40,000	20,000	0	2.63	7/19/10	0	0	N/A	N/A
	0	100,000	0	2.23	3/10/16	0	0	N/A	N/A

John Clifford	33,110	0	0	2.17	9/30/08	0	0	N/A	N/A
	99,330	0	0	1.16	9/30/08	0	0	N/A	N/A
	66,220	0	0	1.07	9/30/08	0	0	N/A	N/A
	66,220	0	0	1.96	9/30/08	0	0	N/A	N/A
	99,330	0	0	2.76	9/30/08	0	0	N/A	N/A
	27,591	5,519	0	1.65	9/30/08	0	0	N/A	N/A
	167,500	82,500	0	2.78	9/30/08	0	0	N/A	N/A

(1) The market value of unvested shares of restricted stock is based on $1.11 per share, which was the closing price of our stock on December 29, 2006, the last trading day of 2006.

Option Exercises and Stock Vested Table

None.

Compensation Committee Report on Executive Compensation

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2006 Form 10-K Annual. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K. Having joined the Committee in August 2006, Mr. Withrow has abstained from joining in this report.

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

We have obtained directors' and officers' liability insurance which expires on February 24, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of March 15, 2007, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer (See Item 11, "Executive Compensation"), (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Richard J. DePiano(2)	244,300	*
Jeffrey F. O’Donnell (3)	884,500	1.41
Dennis M. McGrath (4)	647,750	1.03
Michael R. Stewart (5)	372,690	*
Alan R. Novak (6)	226,101	*
David W. Anderson (7)	105,000	*
Warwick Alex Charlton (8)	367,500	*
Anthony J. Dimun (9)	276,250	*
Wayne M. Withrow (10)	65,004	*
Corsair Reporting Persons (11)	4,417,323	7.03
Wellington Management Co., L.P. (12)	8,528,259	13.57
LB I Group, Inc. (13)	5,271,154	8.31
Prides Capital Partners, L.L.C.(14)	3,569,821	5.71
All directors and officers as a group (9 persons) (15)	3,189,095	4.95

* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2007, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 62,536,054 shares of common stock outstanding as of March 15, 2007.

(2)
Includes 31,800 shares and options to purchase up to 212,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2007. Mr. DePiano's address is Escalon Medical Corporation, 565 East Swedesford Road, Suite 200, Wayne, PA 19087.

(3)
Includes 7,000 shares, 525,000 additional shares subject to restriction agreements with us and options to purchase up to 352,500 shares of common stock. Does not include options to purchase up to 401,500 shares of common stock, which may vest more than 60 days after March 15, 2007.

(4)
Includes 11,000 shares, 335,000 additional shares subject to restriction agreements with us and options to purchase up to 301,750 shares of common stock. Does not include options to purchase up to 330,250 shares of common stock, which may vest more than 60 days after March 15, 2007.

(5)
Includes 1,440 shares, and options to purchase 371,250 shares of common stock. Does not include options to purchase up to 168,750 shares of common stock, which may vest more than 60 days after March 15, 2007.

(6)
Includes 28,601 shares of common stock and options to purchase up to 197,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2007. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

(7)
Includes options to purchase up to 105,000 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2007. Mr. Anderson's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(8)
Includes 170,000 shares of common stock owned by True North Partners, L.L.C., of which Mr. Charlton may be deemed to be an affiliate, and options to purchase 197,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2007. Mr. Charlton's address is 444 Madison Avenue, Suite 605, New York, New York 10022.

(9)
Includes 145,000 shares of common stock owned by Mr. Dimun and his wife and options to purchase up to 131,250 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2007. Mr. Dimun’s address is 46 Parsonage Hill Road, Short Hills, New Jersey 07078.

(10)
Includes 30,004 shares of common stock owned by Mr. Withrow and his wife and options to purchase up to 35,000 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 15, 2007. Mr. Withrow’s address is 23 Craig Lane, Malvern, PA 19355.

(11)
Includes 4,157,029shares of common stock and warrants to purchase up to 260,294 shares. Certain of the shares are held in various denominations by Corsair Capital Partners, L.P., a Delaware limited partnership ("Corsair Capital Partners"), Corsair Long Short International, Ltd., a Cayman Islands exempted company ("Corsair International"), Corsair Select, L.P., a Delaware limited partnership ("Corsair Select"), Corsair Capital Partners 100, L.P., a Delaware limited partnership ("Corsair 100"), Corsair Capital Investors, Ltd., a Cayman Islands exempted company ("Corsair Investors", and together with Corsair Capital Partners, Corsair International, Corsair Select and Corsair 100, the "Corsair Entities"), each of which are private investment funds. Corsair Capital Management, L.L.C. ("Corsair Capital Management") is the investment manager of each of the Corsair Entities. As the investment manager of the Corsair Entities, and the manager of such other separate accounts, Corsair Capital Management has the power to vote and/or dispose of those shares of common stock held by such persons and accordingly, may be deemed to be the beneficial owner of such shares. Jay R. Petschek ("Petschek") and Steven Major ("Major," and together with the Corsair Entities, Corsair Capital Management and Petschek, the "Corsair Reporting Persons") are the controlling principals of Corsair Capital Management. Mr. Major beneficially owns 21,100 additional shares of common stock, and Mr. Petschek beneficially owns 60,000 additional shares of common stock. Accordingly, the Corsair Reporting Persons may collectively be deemed to be the beneficial owners of 4,417,323 shares of common stock, including 4,157,029 shares of common stock and warrants to purchase up to 260,294 shares. Neither the use of the terms "Corsair Entities" or "Corsair Reporting Persons" nor the aggregation of ownership interests by the Corsair Reporting Persons, as described herein, necessarily implies the existence of a group for purposes of Section 13(d)(3) of the Exchange Act or any other purpose. The foregoing information has been derived from a Schedule 13G filed on behalf of certain of the Corsair Reporting Persons, on February 14, 2007.

(12)
Wellington Management Company, LLP is an investment adviser which has shared voting powers with respect to 8,198,859 shares of common stock owned of record by its clients and warrants becoming exercisable by May 15, 2007 and owned of record by its clients to purchase up to 329,400 shares of common stock. The foregoing information has been derived from a Schedule 13G filed on behalf of Wellington Management on February 14, 2007 and by a prospectus filed by us on December 11, 2006.

(13)
LB I Group Inc. is a wholly-owned subsidiary of Lehman Brothers Inc, which is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. LB I Group Inc. owns 4,376,923 shares of common stock and warrants becoming exercisable by May 15, 2007 to purchase up to 894,231 shares of common stock. The foregoing information has been derived from a Schedule 13G filed on behalf of LBI Group, Inc. on February 8, 2007.

(14)	Prides Capital Partners, L.L.C. is the owner of 3,569,821 shares of common stock. The foregoing information has been derived from a Schedule 13D filed on behalf of Prides Capital on December 20, 2006.

(15)
Includes 424,845 unrestricted shares, 860,000 restricted shares and options to purchase 1,904,250 shares of common stock. Does not include options to purchase up to 1,005,500 shares of common stock, which may vest more than 60 days after March 15, 2007.

Item 13.  Certain Relationships and Related Transactions, Director Independence

As of March 15, 2007, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Jenkens & Gilchrist, LLP, our outside counsel, held in the aggregate hold 43,563 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options which they accepted from us in exchange for legal services performed from July 1998 to May 2000.

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

Our Board determined in 2006 that all members of our Board are independent under the applicable Nasdaq listing standards, except for Mr. O'Donnell, who is also our Chief Executive Officer.

Item 14.  Principal Accountant Fees and Services

Our Audit Committee has appointed Amper, Politziner & Mattia, P.C. as our independent auditors for the fiscal year ending December 31, 2006 and 2005.

The following table shows the fees paid or accrued by us for the audit and other services provided by Amper, Politziner & Mattia for 2006 and 2005:

	2006	2005
Audit Fees	343,000	$343,000
Audit-Related Fees	35,000	20,000
Tax Fees	-	-
All Other Fees	1,250	23,000
Total	$379,250	$386,000

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

Audit Fees. The aggregate fees billed to us in 2006 by the independent auditors, Amper, Politziner & Mattia, P.C., for professional services rendered in connection with our Quarterly Reports on Form 10-Q and for the audits of our financial statements and internal controls included in this Annual Report on Form 10-K for 2006, totaled approximately $343,000.

The aggregate fees billed to us in 2005 by the independent auditors, Amper, Politziner & Mattia, P.C., for professional services rendered in connection with our Quarterly Reports on Form 10-Q and for the audits of our financial statements and internal controls included in this Annual Report on Form 10-K for 2005, totaled approximately $343,000.

Audit-Related Fees. The aggregate fees billed to us by Amper, Politziner & Mattia, P.C. for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $35,000 for 2006 and $20,000 for 2005.

All Other Fees. The aggregate fees billed to us by Amper, Politziner & Mattia, P.C. for products and services rendered by Amper, Politziner & Mattia for tax consulting and other services were for $1,250 for 2006 and $23,000 for 2005.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of Amper, Politziner & Mattia, P.C. to perform audit or non-audit services for us before Amper, Politziner & Mattia, P.C. is engaged to provide those services. Under applicable Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

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

Auditor Selection for Fiscal 2007 Amper, Politziner & Mattia, P.C. has been selected to serve as our independent auditors for the year ending December 31, 2007, subject to conclusion of an engagement letter and ratification by our stockholders at the next Annual Meeting.

PART IV
Item 15  Exhibits

(a)(1)	Financial Statements

Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2006.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(b) Exhibits

Following the footnote reference is the number of the exhibit in the original filing (e.g. “Exh 10.3”) in which it was submitted to the SEC.

2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
2.2	Agreement and Plan of Merger, dated December 1, 2004, between PhotoMedex, Inc., Gold Acquisition Merger Corp. and ProCyte Corporation (2)
2.3	Securities Purchase Agreement, dated October 31, 2006, by and between PhotoMedex, Inc. and each purchaser a party thereto (3)
3.1(a)	Restated Certificate of Incorporation, filed on August 8, 2000 (4)(Exh 3.1)
3.1(b)	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004. (5)(Exh 3.2)
3.2	Amended and Restated Bylaws (5)(Exh 3.1E)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (5)(Exh 10.31)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (5)(Exh 10.32)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (6)(Exh 10.3)
10.4	Lease Agreement (Carlsbad, California) dated August 4, 1998 (7)
10.5	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated March 17, 2005 (Carlsbad, California)(8)(Exh 10.52)
10.6	Industrial Real Estate Lease, dated August 30, 1993, as amended five times (Redmond, Washington) (8) (Exh 10.53)
10.7	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.7)
10.8	Secured Promissory Note, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.8)
10.9	Security Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.9)
10.10	Agreement as to Collateral, dated May 22, 2002, among Surgical Laser Technologies, Inc., Reliant Technologies, Inc. and AmSouth Bank (5)(Exh 10.10)
10.11	Master Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (9)
10.12	Master Lease Agreement, dated June 25, 2004, between PhotoMedex, Inc. and GE Capital Corporation. (10)
10.13	Investment Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (11)(Exh 10.56)
10.14	License Agreement, dated March 30, 3006, between AzurTec, Inc. and PhotoMedex, Inc. (11)(Exh 10.57)
10.15	License Agreement, dated March 31, 2006, and effective April 1, 1006, between Mount Sinai School of Medicine and PhotoMedex, Inc. (12)
10.16	2005 Equity Compensation Plan, approved December 28, 2005 (13)
10.17	2005 Investment Plan, approved December 28, 2005 (13)
10.18	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.19	Amended and Restated 2000 Stock Option Plan (1)

10.20	2004 Stock Option Plan, assumed from ProCyte (14)
10.21	1996 Stock Option Plan, assumed from ProCyte (14)
10.22	1991 Restated Stock Option Plan for Non-Employee Directors, assumed from ProCyte (14)
10.23	1989 Restated Stock Option Plan, assumed from ProCyte (14)
10.24	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated August 1, 2002 (1)
10.25	Amended and Restated Employment Agreement with Dennis M. McGrath, dated August 1, 2002 (1)
10.26	Employment Agreement of Michael R. Stewart, dated December 27, 2002 (5)(Exh 10.37)
10.27	Employment Agreement of John F. Clifford, dated March 18, 2005 (2)
10.28	Employment Agreement of Robin L. Carmichael, dated March 18, 2005 (2)
10.29	Separation Agreement, effective June 30, 2006, between PhotoMedex, Inc. and John F. Clifford. (15)
10.30	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated January 15, 2006 (8)(Exh 10.44)
10.31	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (8)(Exh 10.45)
10.32	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (7)(Exh 10.4)
10.33	Letter Agreement dated October 28, 2003 between PhotoMedex and True North Capital Ltd. (16)(Exh 10.41)
22.1	List of subsidiaries of the Company
23.1	Consent of Amper, Politziner & Mattia P.C.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Current Report on Form 8-K, dated November 6, 2006.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, as amended.

(8)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(9)	Filed as part of our Current Report on Form 8-K, dated September 10, 2004.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Filed as part of our Current Report on Form 8-K, filed on April 6, 2006.

(12)	Filed as part of our Current Report on Form 8-K, filed on April 10, 2006.

(13)	Filed as part of our Definitive Proxy Statement on Schedule 14A, as filed with the Commission on November 15, 2005.

(14)	Filed as part of our Registration Statement on Form S-8, as filed with the Commission on April 13, 2005.

(15)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

Our primary Internet address is www.photomedex.com. Corporate information can be located by clicking on the “Investor Relations” link in the top-middle of the page, and then clicking on “SEC Filing” in the menu. We make our periodic Commission Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our Web site, as allowed by Commission’s rules. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: March 16, 2007	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Richard J. DePiano	Chairman of the Board of Directors	March 16, 2007
Richard J. DePiano
/s/ Jeffrey F. O’Donnell	President, Chief Executive Officer and Director	March 16, 2007
Jeffrey F. O'Donnell
/s/ Dennis M. McGrath	Chief Financial Officer	March 16, 2007
Dennis M. McGrath
/s/ Alan R. Novak	Director	March 16, 2007
Alan R. Novak
/s/ David W. Anderson	Director	March 16, 2007
David W. Anderson
/s/ Warwick Alex Charlton	Director	March 16, 2007
Warwick Alex Charlton
/s/ Anthony J. Dimun	Director	March 16, 2007
Anthony J. Dimun
/s/ Wayne M. Withrow	Director	March 16, 2007
Wayne M. Withrow

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of PhotoMedex, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ Amper, Politziner & Mattia, P. C.

March 8, 2007
Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s 2006 Annual Report on Internal Controls, that PhotoMedex, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PhotoMedex, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 in our report dated March 8, 2007, expressed an unqualified opinion.

/s/ Amper, Politziner & Mattia, P. C.

March 8, 2007
Edison, New Jersey

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,729,742	$5,403,036
Restricted cash	156,000	206,931
Accounts receivable, net of allowance for doubtful accounts of $508,438 and $765,440	4,999,224	4,651,080
Inventories	7,301,695	8,047,444
Prepaid expenses and other current assets	534,135	621,372
Total current assets	25,720,796	18,929,863

Property and equipment, net	9,054,098	7,044,713
Patents and licensed technologies, net	1,695,727	1,577,554
Goodwill, net	16,917,808	16,375,384
Other intangible assets, net	3,537,625	4,467,625
Other assets	555,467	280,467
Total assets	$57,481,521	$48,675,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$195,250	$228,398
Current portion of long-term debt	3,018,874	1,749,969
Accounts payable	3,617,726	3,572,077
Accrued compensation and related expenses	1,529,862	867,427
Other accrued liabilities	657,293	924,968
Deferred revenues	632,175	466,032
Total current liabilities	9,651,180	7,808,871

Notes payable, net of current maturities	133,507	159,213
Long-term debt, net of current maturities	3,593,920	2,278,871
Other liabilities	-	11,623
Total liabilities	13,378,607	10,258,578

Commitment and contingencies

Stockholders' Equity:
Common Stock, $.01 par value, 75,000,000 shares authorized; 62,536,054 and 51,414,294 shares issued and outstanding at December 31, 2006 and 2005, respectively	625,360	514,143
Additional paid-in capital	131,152,557	118,140,838
Accumulated deficit	(87,675,003)	(80,182,606)
Deferred compensation	-	(55,347)
Total stockholders' equity	44,102,914	38,417,028
Total liabilities and stockholders’ equity	$57,481,521	$48,675,606

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004

Revenues:
Product sales	$20,352,905	$16,544,894	$6,497,397
Services	12,836,972	11,839,612	11,247,784
	33,189,877	28,384,506	17,745,181

Cost of revenues:
Product cost of revenues	8,628,651	7,219,504	3,324,564
Services cost of revenues	9,843,199	8,456,001	7,038,705
	18,471,850	15,675,505	10,363,269

Gross profit	14,718,027	12,709,001	7,381,912

Operating expenses:
Selling, general and administrative	20,682,056	16,477,322	10,426,256
Engineering and product development	1,006,600	1,127,961	1,801,438
	21,688,656	17,605,283	12,227,694

Loss from operations	(6,970,629)	(4,896,282)	(4,845,782)

Interest expense, net	(521,768)	(342,299)	(138,414)
Other income, net	-	1,302,537	-

Net loss	($ 7,492,397)	($ 3,936,044)	($ 4,984,196)

Basic and diluted net loss per share	($0.14)	($0.08)	($0.13)

Shares used in computing basic and diluted net loss per share	54,188,914	48,786,109	38,835,356

The accompanying notes are an integral part of these consolidated financial statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
BALANCE, JANUARY 1, 2004	37,736,139	$377,361	$86,871,415	($71,262,366)	($8,335)	$15,978,075

Sale of stock, net of expenses	-	-	11,199	-	-	11,199
Exercise of warrants	2,104,138	21,041	3,065,427	-	-	3,086,468
Exercise of stock options	120,865	1,209	209,074	-	-	210,283
Stock options issued to consultants for services	-	-	98,435	-	-	98,435
Reversal of unamortized portion of deferred compensation for terminated employee	-	-	(532)	-	532	-
Registration expense for acquisition	-	-	(125,914)	-	-	(125,914)
Issuance of stock for Stern laser assets acquisition, net of expenses	113,877	1,139	218,066	-	-	219,205
Issuance of warrants for draws under line of credit	-	-	80,462	-	-	80,462
Amortization of deferred compensation	-	-	-	-	6,266	6,266
Net loss	-	-	-	(4,984,196)	-	(4,984,196)
BALANCE, DECEMBER 31, 2004	40,075,019	400,750	90,427,632	(76,246,562)	(1,537)	14,580,283

Exercise of warrants	73,530	735	146,325	-	-	147,060
Exercise of stock options	350,189	3,502	624,329	-	-	627,831
Issuance of stock for ProCyte merger, net of expense	10,540,579	105,406	26,197,732	-	(132,081)	26,171,057
Stock options issued to consultants for services	-	-	123,257	-	-	123,257
Reversal of unamortized portion of deferred compensation for terminated employee	-	-	(1,534)	-	1,534	-
Amortization of deferred compensation	-	-	-	-	76,737	76,737
Issuance of stock for Stern laser assets acquisition, net of expenses	374,977	3,750	723,300	-	-	727,050
Registration expense	-	-	(161,739)	-	-	(161,739)
Issuance of warrants for draws under line of credit	-	-	61,536	-	-	61,536
Net loss	-	-	-	(3,936,044)	-	(3,936,044)
BALANCE, DECEMBER 31, 2005	51,414,294	514,143	118,140,838	(80,182,606)	(55,347)	38,417,028
Reversal of deferred compensation upon adoption of SFAS 123R	-	-	(55,347)	-	55,347	-
Exercise of warrants	140,000	1,400	166,600	-	-	168,000
Exercise of stock options	60,750	607	86,664	-	-	87,271
Sale of stock, net of expenses	9,760,000	97,600	10,449,402	-	-	10,547,002
Amortization of deferred compensation	-	-	55,347	-	-	55,347
Stock options issued to consultants for service	-	-	132,624		-	132,624
Stock-based compensation expense related to employee options	-	-	990,372	-	-	990,372
Issuance of restricted stock	860,000	8,600	314,174	-	-	322,774
Issuance of stock for Azurtec agreement	200,000	2,000	381,273	-	-	383,273
Issuance of stock for Stern laser assets acquisition, net of expenses	101,010	1,010	190,725	-	-	191,735
Stock-based compensation expense related to severance agreement	-	-	195,497	-	-	195,497
Issuance of warrants for draws under line of credit	-	-	104,388	-	-	104,388
Net loss	-	-	-	(7,492,397)	-	(7,492,397)
BALANCE, DECEMBER 31, 2006	62,536,054	$625,360	$131,152,557	($87,675,003)	-	$44,102,914

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net loss	($7,492,397)	($3,936,044)	($4,984,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,199,047	3,217,200	1,765,944
Loss on disposal of property and equipment	7,500	101,009	-
Provision for doubtful accounts	66,211	373,964	459,861
Stock options and warrants issued to consultants for services	132,624	123,257	98,435
Compensatory charge for stock options and restricted stock issued to employees	1,304,546	-	-
Non-monetary exchange	-	(88,667)	-
Amortization of deferred compensation	55,347	76,737	6,266
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(414,355)	229,768	(1,094,230)
Inventories	815,766	(782,880)	(628,257)
Prepaid expenses and other assets	1,138,691	1,011,340	541,170
Accounts payable	45,648	(518,289)	1,273,300
Accrued compensation and related expenses	315,508	(246,950)	22,718
Other accrued liabilities	(279,295)	(1,023,921)	(51,482)
Deferred revenues	166,143	(266,366)	(174,750)

Net cash provided by (used in) operating activities	60,984	(1,729,842)	(2,765,221)

Cash Flows From Investing Activities:
Purchases of property and equipment	(94,976)	(123,201)	(111,319)
Lasers placed into service	(4,931,835)	(3,461,803)	(1,683,528)
Cash received from acquisition of ProCyte, net of acquisition costs	-	5,578,416	(882,823)

Net cash (used in) provided by investing activities	(5,026,811)	1,993,412	(2,677,670)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	10,547,002	(169,524)	(138,858)
Proceeds from issuance of restricted common stock	8,600	-	-
Proceeds from exercise of options	87,271	627,831	210,283
Proceeds from exercise of warrants	168,000	147,060	3,086,468
Payments on long-term debt	(179,993)	(263,442)	(291,840)
Payments on notes payable	(900,715)	(882,032)	(587,161)
Net advances on line of credit	2,511,437	1,889,487	527,548
Decrease (increase) in restricted cash, cash equivalents and short-term investments	50,931	(94,731)	(112,200)

Net cash provided by financing activities	12,292,533	1,254,649	2,694,240

Net increase (decrease) in cash and cash equivalents	7,326,706	1,518,219	(2,748,651)

Cash and Cash Equivalents, Beginning of Year	5,403,036	3,884,817	6,633,468

Cash and Cash Equivalents, End of Year	$12,729,742	$5,403,036	$3,884,817

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

The Company designed and manufactured the XTRAC laser system to treat psoriasis, vitiligo, atopic dermatitis and leukoderma phototherapeutically. In January 2000, the Company received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® laser system, for the treatment of psoriasis. It was followed by FDA 510(k) clearance to treat vitiligo in March 2001, atopic dermatitis in August 2001, and leukoderma in May 2002. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 before any of its procedures had been approved for medical insurance reimbursement. In the last several years, the Company has sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. By the latter part of 2005, the Company had received many approvals for the reimbursement for use of the XTRAC system. In June 2006, the Company received approval from Blue Cross and Blue Shield of Florida. The manufacturing facility for the XTRAC laser system is located in Carlsbad, California.

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both domestically and internationally. The Surgical Products segment also sells other non-laser products .

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

Liquidity and Going Concern

The Company has incurred significant losses and negative cash flows from operations. As of December 31, 2006, the Company had an accumulated deficit of $87,675,003. The Company has historically financed its activities from operations, the private placement of equity securities and borrowings under lines of credit. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

Cash and cash equivalents as of December 31, 2006 were $12,885,742, including restricted cash of $156,000. Management believes that the existing cash balance together with its other existing financial resources, including its leasing credit line facility with a remaining availability of $1,289,946 (see Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements through the end of the first quarter of 2008. The 2007 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC laser system based on increased utilization and wider insurance coverage in the United States and continuing cost savings from the integration of business operations acquired from ProCyte and the growth of the Company’s skincare products. In light of the Company’s recent private placement (see Note 12,) of approximately $11.4 million, the Company now believes that it will have the necessary financing to meet its operating and capital requirements through 2007 and into 2008, at a minimum.

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

Cash and Cash Equivalents and Restricted Cash

The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2006 and 2005. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in several banks, the balances which at times may exceed federally insured limits.

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

Property, Equipment and Depreciation

Property and equipment are recorded at cost. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of three years. In reflection of their improved reliability, XTRAC lasers placed in service after December 31, 2005 are depreciated on a straight-line basis over the estimated useful life of five-years; other XTRAC lasers-in-service continue to be depreciated over the original useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, and five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2006, no such write-down was required (see Impairment of Long-Lived Assets below).

Patent Costs and Licensed Technologies

Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Developed technology was recorded in connection with the purchase in August 2000 of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years. Developed technology was also recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years. Other licenses, for example, the AzurTec, Stern and Mount Sinai licenses, are capitalized and amortized over the estimated useful lives of 10 years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than net book value of the asset, the asset is written down to fair value. As of December 31, 2006, no such write-down was required (see Impairment of Long-Lived Assets below).

Other Intangible Assets

Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2006, no such write-down was required.

Goodwill

Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2006, no such write-down was required.

Accrued Warranty Costs

The Company offers a warranty on product sales generally for a one to two-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the years ended December 31, 2006 and 2005 is summarized as follows:

	December 31,
	2006	2005
Accrual at beginning of year	$204,708	$196,890
Additions charged to warranty expense	105,000	105,000
Expiring warranties	(87,426)	(15,308)
Claims satisfied	(98,544)	(81,874)
Accrual at end of year	$123,738	$204,708

Revenue Recognition

The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells the laser through a distributor or directly to a physician or (ii) places the lasers in physician’s offices (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 criteria have been met, and until that time, the unit is carried on the books of the Company as inventory.

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid

Under the terms of the Company’s distributor agreements, distributors do not have a unilateral right to return any unit that they have purchased. However, the Company does allow products to be returned by its distributors for product defects or other claims.

When the Company places a laser in a physician’s office, it recognizes service revenue based on the number of patient treatments performed by the physician. Treatments in the form of random laser-access codes that are sold to physicians, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments are deemed to remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2006 and 2005, the Company deferred $506,440 and $311,571, respectively, under this approach.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC laser system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2006, the Company deferred an additional $124,427, under this program, as all the SAB 104 Criteria for revenue recognition had not been met. At December 31, 2006, the Company had net deferred revenues of $80,697 under this program.

Under this program, the Company may reimburse qualifying doctors for the cost of the Company’s fee but only if they are ultimately denied reimbursement after appeal of their claim with the insurance company. The key components of the program are as follows:

•
The physician practice must be in an identified location where there is an insufficiency of insurance companies reimbursing the procedure or where a particular practice faces similar insurance obstacles;

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

The Company estimates a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. The Company estimates that approximately 4% of the revenues under this program for the quarter ended December 31, 2006 are subject to being credited or refunded to the physician. The Company estimated that 11% of the revenues under this program for the quarter ended December 31, 2005 were subject to being credited or refunded to the physician.

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

The Company’s deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards. Consistent with the rules of purchase accounting, the historical deferred tax asset of ProCyte was valued at zero when the Company acquired ProCyte. If and when components of that asset are realized in future, the goodwill recognized in the acquisition of ProCyte will be reduced.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator since the result would be anti-dilutive. Common stock options and warrants of 10,840,382, 7,177,955 and 6,464,140 as of December 31, 2006, 2005 and 2004, respectively, were thus excluded from the calculation of fully diluted earnings per share.

Exchanges of Nonmonetary Assets

Exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets,” are measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the previous narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The Company elected to adopt this Statement in fiscal year 2005. For the year ended December 31, 2006, the Company has not recognized any income or expense in accordance with this Statement. For the year ended December 31, 2005, the Company has recognized $88,667 recorded as Other Income in accordance with this Statement.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash is based on its demand value, which is equal to its carrying value. The fair values of notes payable are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2006, no such impairment exists.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the year ended December 31, 2006.

The pro-forma information presented in the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net loss:
As reported	($3,936,044)	($4,984,196)
Less: stock-based employee compensation expense included in reported net loss	76,737	6,266
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	(1,718,296)	(1,540,636)
Pro-forma	($5,577,603)	($6,518,566)
Net loss per share:
As reported	($0.08)	($0.13)
Pro-forma	($0.11)	($0.17)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Year Ended December 31,
Assumptions for Option Grants	2006	2005	2004
Risk-free interest rate	4.62%	4.04%	3.20%
Volatility	92.48%	97.81%	99.3%
Expected dividend yield	0%	0%	0%
Expected life	7.50 years	5 years	5 years
Estimated forfeiture rate	16%	N/A	N/A

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the year ended December 31, 2006, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS No. 123R, the Company reduced pro-forma share-based compensation expense, presented in the notes to its financial statements, for actual forfeitures as they occurred.

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

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards made in the first quarter 2006 with the following weighted average assumptions:

Assumptions for Stock Awards	Year Ended December 31, 2006
Risk-free interest rate	4.32%
Volatility	70%
Expected dividend yield	0%
Expected Life	4.92 years

The Company calculated expected volatility for restricted stock based on historic daily stock price observations of our common stock during the three-year period immediately preceding the award.

Options that were assumed from ProCyte and that were unvested as of March 18, 2005 were re-measured as of March 18, 2005 under intrinsic-value-based accounting. Unearned or deferred compensation of $132,084 was recorded and is being amortized over the remaining vesting period, which is an average of two years. The Company recognized $55,347 and $76,737 of such expense in the years ended December 31, 2006 and 2005, respectively.

There was $990,372 and $314,174 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the year ended December 31, 2006. This expense is recognized in the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $132,624, $123,257 and $98,435 was recognized during the years ended December 31, 2006, 2005 and 2004, respectively.

Supplemental Cash Flow Information

During the year ended December 31, 2006, the Company financed insurance policies through notes payable for $763,982, financed certain credit facility costs for $160,279, financed a license agreement with a note payable of $77,876 and issued warrants to a leasing credit facility which are valued at $104,388, and which offset the carrying value of debt. In March 2006, the Company issued 101,010 shares of its restricted common stock to Stern Laser srl (“Stern”) due upon achievement of a milestone under the Master Purchase Agreement with Stern. The cost associated with this issuance is included in the license from Stern, which is found in patents and licensed technologies. In March 2006, the Company also issued 200,000 shares of its restricted common stock to AzurTec, Inc. (“AzurTec”) as part of an investment in the capital stock of AzurTec as well as for a license agreement on AzurTec technology, both existing and to be developed in the future.

In connection with the purchase of ProCyte in March 2005, the Company issued 10,540,579 shares of common stock and assumed options to purchase 1,354,973 shares of its own common stock (see Note 2).

During the year ended December 31, 2005, the Company financed insurance policies through notes payable for $978,252. During the year ended December 31, 2005, the Company issued 345,477 shares of its restricted common stock to Stern upon attainment of certain milestones, which is included in patents and licensed technologies.

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

For the years ended December 31, 2006, 2005 and 2004, the Company paid interest of $670,839, $403,376 and $181,115, respectively. Income taxes paid in the years ended December 31, 2006, 2005 and 2004 were immaterial.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB No. 108), “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB No. 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current-year balance sheet as well as the impact upon the current-year income statement in assessing the materiality of a current-year misstatement. Once a current-year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements — Materiality,” (SAB No. 99) will be applied to determine whether the misstatement is material. The adoption of this Statement has not had a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that its historical or expected tax reporting positions, which considered before application of the valuation allowance, will have a material impact on its consolidated financial statements. See Note 13, Income Taxes.

Note 2

Acquisitions:

ProCyte Transaction

On March 18, 2005, the Company completed the acquisition of ProCyte Corporation, which was organized in 1986. ProCyte develops, manufactures and markets products for skin health, hair care and wound care.  Many of the Company’s products incorporate its patented copper peptide technologies.

The aggregate purchase price of $28,086,208 consisted of the issuance of 10,540,579 shares of the Company’s common stock valued at $2.29 per share, the assumption of 1,354,973 common stock options valued at $2,033,132 net of deferred compensation of $132,084, and the incurrence of $1,915,150 of transaction costs. The merger consideration was based on a fixed exchange ratio of 0.6622 shares of PhotoMedex common stock for each share of ProCyte common stock. As the exchange ratio was fixed, the fair value of PhotoMedex’s common stock for accounting purposes was based on a stock price of $2.29 per share, which was the average of the closing prices on the date of the announcement of the planned merger and the two days prior and afterwards.

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

The purchase price exceeded the fair value of the net assets acquired by $13,973,385, which was recorded as goodwill. The increase in goodwill recognized in the year ended December 31, 2006 reflects management’s best estimate of pre-acquisition contingencies based upon plans entered into prior to March 18, 2006.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. Following are the Company’s unaudited pro-forma results for the years ended December 31, 2006 and 2005, assuming the acquisition had occurred on January 1, 2005:

	Year Ended December 31,
	2006	2005

Net revenues	$33,189,877	$31,354,068
Net loss	($7,492,397)	($4,038,193)
Basic and diluted loss per share	($0.14)	($0.08)
Shares used in calculating basic and diluted loss per share	54,188,914	50,932,410

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2005, nor to be indicative of future results of operations.

The Company has realized on some, but not all of these goals. The Company has recently engaged a new senior officer to direct the operations of the Skin Care business. For the time being, the Company will concentrate less on the cross-integration of the ProCyte sales personnel into sales of the XTRAC system and more on focusing the ProCyte sales personnel on growth of the skincare sales.

Stern Laser Transaction

On September 7, 2004, the Company closed the transactions provided for in the Master Asset Purchase Agreement (the “Master Agreement”) with Stern. In March 2006, the Company issued an additional 101,010 shares of its restricted common stock to Stern based on a milestone set forth in the Master Agreement. As of December 31, 2006, the Company has issued an aggregate of 589,854 shares of its restricted common stock to Stern in connection with the Master Agreement. The Company also agreed to pay Stern up to an additional $250,000 based on the achievement of two remaining milestones. The Company retains the right to pay these conditional sums in cash or in shares of its common stock, at its sole discretion. To provide for the issuance of shares, the Company has reserved for issuance, and placed into escrow, 110,136 shares of its unregistered stock. The per-share price of any shares issued in the future will be the average closing price of the Company’s common stock during the 10 trading days ending on the date of achievement of a particular milestone. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000. The primary asset acquired from Stern in the transaction is a license for Stern’s lamp-based technology, which was carried on the Company’s books at $1,013,009, net, as of December 31, 2006. Amortization of this intangible is on a straight-line basis over 10 years and began in January 2005. In the year ended December 31, 2006, Stern purchased $35,333 of products from the Company.

AzurTec Transaction

On March 30, 2006, the Company closed the transaction provided for in the Investment Agreement with AzurTec. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represents a 14% interest in AzurTec, on a fully diluted basis. In accordance with APB No. 18, and related interpretations, the Company accounts for its investment in AzurTec on the cost basis.

The Company also received a license from AzurTec with respect to its existing and future technology for the MetaSpex Laboratory System. The license gives the Company rights to manufacture and market the ex vivo versions of the MetaSpex product in exchange for certain royalty obligations. The license also provides the Company certain rights on a potential in situ version of the MetaSpex product. AzurTec remains responsible for the development and clinical trial costs of the MetaSpex products, for which AzurTec is committed to raise additional equity capital. AzurTec has contracted with the Company to resume development work of the ex vivo versions of the MetaSpex product. The Company will resume, and be paid for, such work once AzurTec has raised additional equity capital and has settled its prior indebtedness owed to the Company for development work. The Company has extended by 12 months the time in which AzurTex may raise such additional capital.

The Company assigned $268,291 as the fair value of the investment in AzurTec. It also assigned $114,982 as the fair value of the license it acquired from AzurTec, which is carried on the Company’s books at $106,358, net at December 31, 2006. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006.

Mount Sinai License

On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $72,035, net at December 31, 2006. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006.

Note 3

Inventories:

Set forth below is a detailed listing of inventories.

	December 31,
	2006	2005
Raw materials and work-in-process	$4,433,917	$4,998,847
Finished goods	2,867,778	3,048,597
Total inventories	$7,301,695	$8,047,444

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. Finished goods includes $0 and $69,963 as of December 31, 2006 and 2005, respectively, for laser systems shipped to distributors, but not recognized as revenue until all the criteria of Staff Accounting Bulletin No. 104 have been met. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid. As of December 31, 2006 and 2005, the Company carried reserves against its inventories of $1,354,444 and $931,719, respectively.

Note 4

Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	December 31,
	2006	2005
Lasers in service	$16,234,834	$12,657,701
Computer hardware and software	334,490	334,490
Furniture and fixtures	331,379	338,089
Machinery and equipment	738,636	755,565
Autos and trucks	382,690	382,690
Leasehold improvements	247,368	238,276
	18,269,397	14,706,811
Accumulated depreciation and amortization	(9,215,299)	(7,662,098)
Property and equipment, net	$9,054,098	$7,044,713

Depreciation expense was $2,939,909 in 2006, $2,226,933 in 2005 and $1,596,154 in 2004. At December 31, 2006 and 2005, net property and equipment included $380,875 and $530,191, respectively, of assets recorded under capitalized lease arrangements, of which $122,717 and $302,710, respectively, of the capital lease obligation was included in long-term debt at December 31, 2006 and 2005 (see Note 9).

Note 5

Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies.

	December 31,
	2006	2005
Patents, owned and licensed, at gross costs of $501,657 and $438,939 net of accumulated amortization of $231,599 and $194,659, respectively	$270,058	$244,280
Other licensed and developed technologies, at gross costs of $2,432,258 and $2,047,665, net of accumulated amortization of $1,006,589 and $714,391, respectively	1,425,669	1,333,274
Total patents and licensed technologies, net	$1,695,727	$1,577,554

Related amortization expense was $329,138, $257,894 and $169,790 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec (see Note 2). On March 31, 2006, the Company closed the transaction provided for in the License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). Pursuant to the license agreement, the Company must reimburse $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed and developed technologies.

Estimated amortization expense for amortizable intangible assets for the next five years is $275,000 in 2007, $190,000 in 2008, $190,000 in 2009, $190,000 in 2010, $190,000 in 2011 and $663,000 thereafter.

Note 6

Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

	December 31,
	2006	2005
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $858,000 and $378,000, respectively.	$1,542,000	$2,022,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $607,743 and $267,747, respectively.	1,092,257	1,432,253
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $196,632 and $86,628, respectively.	903,368	1,013,372
	$3,537,625	$4,467,625

Related amortization expense was $930,000 and $732,375 for 2006 and 2005, respectively. Estimated amortization expense for amortizable intangible assets for the next five years is $930,000 in 2007, $930,000 in 2008, $930,000 in 2009, $284,000 in 2010, $110,000 in 2011 and $353,000 thereafter. Under the Neutrogena Agreement, the Company has licensed to Neutrogena rights to its copper peptide technology and for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7

Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	December 31,
	2006	2005
Accrued professional and consulting fees	$320,331	$437,396
Accrued warranty	123,738	204,708
Accrued sales taxes and other expenses	213,224	282,864
Total other accrued liabilities	$657,293	$924,968

Note 8

Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	December 31,
	2006	2005
Note payable - secured creditor, interest at 16.47%, payable in monthly principal and interest installments of $2,618 through December 2006.	$-	$26,736

Note payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through February 2007.	126,279	177,450

Note payable - unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	159,213	183,425

Note payable - unsecured creditor, interest at 0%, payable in monthly principal installments of $4,326 through October 2007	43,265	-
	328,757	387,611
Less: current maturities	(195,250)	(228,398)
Notes payable, net of current maturities	$133,507	$159,213

Aggregate maturities of the notes payable as of December 31, 2006 are $195,250 in 2007, $27,292 in 2008, $28,975 in 2009, $30,762 in 2010 and $46,477 thereafter.

Note 9

Long-term Debt:

Set forth below is a detailed listing of the Company’s long-term debt:

	December 31, 2006	December 31, 2005
Borrowings on credit facility:
Draw 1 - effective interest at 17.79%, payable in monthly principal and interest installments of $48,156 through June 2007.	$279,396	$792,362
Draw 2 - effective interest at 17.14%, payable in monthly principal and interest installments of $9,957 through September 2007.	85,646	189,543
Draw 3 - effective interest at 17.61%, payable in monthly principal and interest installments of $4,797 through December 2007.	54,150	102,541
Draw 4 - effective interest at 12.62%, payable in monthly principal and interest installments of $34,859 through June 2008.	580,501	922,350
Draw 5 - effective interest at 12.94%, payable in monthly principal and interest installments of $28,757 through September 2008.	550,546	823,810
Draw 6 - effective interest at 13.36%, payable in monthly principal and interest installments of $28,923 through December 2008.	622,508	895,524
Draw 7 - effective interest at 13.74%, payable in monthly principal and interest installments of $40,887 through March 2009.	973,474	-
Draw 8 - effective interest at 13.45%, payable in monthly principal and interest installments of $40,155 through June 2009.	1,052,037	-
Draw 9 - effective interest at 13.10%, payable in monthly principal and interest installments of $40,193 through September 2009.	1,148,960	-
Draw 10 - effective interest at 12.69%, payable in monthly principal and interest installments of $36,580 through December 2009.	1,142,859	-
Total borrowings on credit facility	$6,490,077	$3,726,130
Capital lease obligations (see Note 4)	122,717	302,710
Less: current portion	(3,018,874)	(1,749,969)
Total long-term debt	$3,593,920	$2,278,871

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

The Company obtained a third tranche under the leasing credit facility for $5,000,000 on June 30, 2006. The Company accounts for draws under the third tranche in the same manner as under the second tranche except that the stated interest rate is set at 400 basis points above the three-year Treasury note rate. Draws 8, 9 and 10 were taken against the third tranche.

The Company made the following draws against the line for 2006, as follows:

	Draw 7	Draw 8	Draw 9	Draw 10
Date of draw	3/29/06	6/30/06	9/29/06	12/29/06
Amount of draw	$1,287,487	$1,268,362	$1,276,949	$1,164,743
Stated interest rate	9.45%	9.22%	8.80%	8.64%
Effective interest rate	13.74%	13.45%	13.10%	12.69%
Number of warrants issued	20,545	24,708	25,038	32,057
Exercise price of warrants per share	$2.06	$1.69	$1.68	$1.20
Fair value of warrants	$27,853	$26,548	$28,103	$21,884

The fair value of the warrants granted under the draws is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions applicable to the warrants granted:

	Warrants granted under Draw 7	Warrants granted under Draw 8	Warrants granted under Draw 9	Warrants granted under Draw 10
Risk-free interest rate	4.79%	5.18%	4.59%	4.69%
Volatility	87.16%	84.17%	84.52%	72.53%
Expected dividend yield	0%	0%	0%	0%
Expected warrant life	5 years	5 years	5 years	5 years

As of December 31, 2006, the Company had available $1,289,946 from the third tranche of the line of credit from which to draw on in the future.

Future minimum payments for draws under the lease credit facility are as follows:

Year Ending December 31,
2007	$3,390,008
2008	2,653,838
2009	1,156,660
Total minimum lease obligation	7,200,506
Less: interest	(710,429)
Present value of total minimum lease obligation	$6,490,077

GE Capital Corporation has proposed a fourth tranche under the leasing credit facility for 2007. The tranche would be for $6,000,000, would bear interest at 375 basis points above the three-year Treasury rate, and would reduce warrants to 2% of a draw. The Company has accepted the proposal. Consummation of the transaction is expected to close during the first quarter of 2007.

Capital Leases

The obligations under capital leases are at fixed interest rates of 7.06% to 10.68% and are collateralized by the related property and equipment (see Note 4).

Future minimum payments for property under capital leases are as follows:

Year Ending December 31,
2007	$89,742
2008	40,952
Total minimum lease obligation	130,694
Less: interest	(7,977)
Present value of total minimum lease obligation	$122,717

Note 10

Warrant Exercises:

In the year ended December 31, 2006, the Company received $168,000 from the exercise of 140,000 warrants. The warrants were issued in connection with a private placement of securities in June 2002 and bore an exercise price of $2.00.

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

Note 11

Commitments and Contingencies:

Leases

The Company has entered into various non-cancelable operating leases for personal property that expire at various dates through 2011. Rent expense was $601,062, $558,683 and $456,077 for the years ended December 31, 2006, 2005 and 2004, respectively. The future annual minimum payments under these non-cancelable operating leases are as follows:

Year Ending December 31,
2007	$503,186
2008	373,788
2009	337,178
2010	325,380
Thereafter	306,002
Total	$1,845,534

Litigation

In the matter brought by the Company against RA Medical Systems, Inc. (“RA Medical”) and Dean Irwin in the United States District Court for the Southern District of California, the trial judge declined to issue to defendants summary judgment based on their theory of res judicata. On the other hand, the trial judge declined to issue to the Company partial summary judgment for unfair competition, which had been based on the fact that RA Medical did not have the requisite permission from the State of California to market its medical device. The declination of the Company’s claim for relief was based on reasons that the Company believes will not bar this claim for relief in the other pending Federal action, discussed in the paragraph below. The trial judge further declined to consolidate this Federal action brought by the Company with the Federal action brought by RA Medical and Mr. Irwin, discussed below. Pretrial is scheduled for the Spring of 2007, but no trial date has been set. In this action, there are no counterclaims that the Company must defend against.

In the matter brought in California Superior Court by RA Medical and Mr. Irwin against the Company for unfair competition, the Company removed the State action to Federal court. Plaintiffs’ claim is that the Company did not have the requisite permission to market its excimer medical device from its new facility in Carlsbad The Company has counterclaimed for, among other things, contractual interference, misappropriation of our technology and unfair competition under Federal and State statutes. The plaintiffs brought a motion to dismiss the latter two counterclaims, based in part on an alleged bar under the applicable statutes of limitations. The trial judge has not ruled on the motion. Discovery has been stayed, pending the judge’s ruling. Among the Company’s claims of unfair competition is a claim based on RA Medical’s lack of requisite permission from the State of California to market its medical device.

In the matter brought for malicious prosecution in California Superior Court by RA Medical Systems and Mr. Irwin against the Company, Jenkens & Gilchrist, LLP (the Company’s then outside counsel) and Michael R. Matthias, Esq. (the litigation partner at Jenkens & Gilchrist), trial is set for May 2007. The parties are conducting discovery. Morgan, Lewis & Bockius has been engaged to defend the Company.

In June 2006, the insurance carrier that had undertaken to indemnify the Company in the malicious prosecution action, discussed in the paragraph above, and that had for 18 months been defending the Company, recanted its undertaking to indemnify the Company. It recanted on two grounds: first, that malicious prosecution is an intentional tort and therefore is non-indemnifiable, and then later on a second ground that the alleged tort occurred after the period of coverage of its underlying policy had expired. The Company notified the subsequent insurance carrier in whose coverage period the alleged tort occurred. That carrier has undertaken to defend the Company, but has denied its duty to indemnify the Company, based on the same ground that malicious tort is a non-indemnifiable tort. The Company has rejected this ground and brought, through Morgan, Lewis & Bockius, an action in the U.S. District Court for the Eastern District of Pennsylvania for breach of contract and for declaratory judgment on the issue whether malicious prosecution is indemnifiable under our insurance policy. Counsel for the carrier has agreed with the Company’s counsel at Morgan, Lewis that the issue for declaratory judgment is a question of law.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. Management believes, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on the Company's consolidated financial position, results of operations or liquidity.

Employment Agreements

The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,676,843 as of December 31, 2006. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2006 was approximately $2,146,482.

Restricted Securities and Warrants

If Stern Laser fulfills the either or both of the two remaining milestones under the Master Asset Purchase Agreement, then the Company will be obliged to issue to Stern Laser restricted shares of its common stock. Against this contingency, an escrow agent holds 110,136 shares of the Company’s common stock. The Company deems it to be remote that Stern Laser will fulfill one milestone valued in the Master Agreement at $150,000, and deems it to be reasonably possible that the other milestone, valued in the Agreement at $100,000, will be attained.

If AzurTec succeeds in raising the additional equity capital called for in the Investment Agreement, then the Company will be obliged to issue to AzurTec warrants on 100,000 shares of the Company’s common stock. Such warrants will have a five-year life and be exercisable in full but the first six months of the life; the warrants will have an exercise price equal to 90% of the mean of the closing prices of PhotoMedex common stock on Nasdaq for the 30 trading days preceding the issuance of the warrants.

If an investor participating in the November 2006 private placement exercises a warrant received in the placement, then Cowen & Company is entitled to a 6.5% commission on the gross proceeds to the Company from such exercise. If all such warrants are exercised, then the Company will receive $3,904,000 and will owe Cowen & Company $253,760 in commissions.

The Company is obliged to use reasonable efforts to register the shares underlying the warrants issued to GE Capital Corporation under Draws 8, 9 and 10.

Note 12

Stockholders’ Equity:

Common Stock

As of December 31, 2006, the Company had issued 589,864 shares of its restricted common stock in connection with the Asset Purchase agreement with Stern Laser Srl, or Stern, of which 113,877 shares had been issued in September 2004 and 248,395 in June 2005, 126,582 in December 2005 and 101,010 in March 2006.

On November 3, 2006, the Company closed on a private placement for 9,760,000 shares of common stock at $1.17 per share resulting in gross proceeds of $11,419,200. The closing price of the Company’s common stock on November 1, 2006 was $1.27 per share. In connection with this private placement, the Company paid commissions and other expenses of $864,308, resulting in net proceeds of $10,554,892. In addition, the investors received warrants to purchase 2,440,000 shares of common stock at an exercise price of $1.60 per share, and Cowen & Company, the placement agent, received warrants to purchase 244,000 shares of common stock, under the same terms and conditions as the warrants issued to the investors. As such the warrants have a five-year term and will become exercisable on May 1, 2007 (see Common Stock Warrants below). Cowen & Company is entitled to a 6.5% commission on any proceeds to the Company from future exercises by the investors of their warrants. The warrants issued to Cowen & Company were in consideration of its services as the placement agent and have a value under the Black Scholes method of approximately $200,000. The Company has used the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

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

On April 10, 1998, the Company created a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director was to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vested at the rate of 5,000 options per quarter during each quarter in which such person had served as a member of the Board of Directors. Since the date of adoption of the Non-Employee Director Stock Option Plan (discussed below), the Company no longer grants options to members of the Board of Directors under this plan. At December 31, 2006, the plan had 15,000 options outstanding.

In May 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan initially reserved for issuance up to 1,000,000 shares of the Company’s common stock, which was increased to 2,000,000 shares pursuant to the affirmative vote of the stockholders on June 10, 2002 and to 3,350,000 shares on December 16, 2003. The reserved shares are to be used for granting of incentive stock options (“ISOs”) to employees of the Company and for granting of non-qualified stock options (“NSOs”) and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company’s stock on the date of grant. All ISOs granted to less than ten-percent stockholders may have a term of up to 10 years, while ISOs granted to greater than ten-percent stockholders shall have a term of up to five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company’s stock on the date of grant. No NSOs shall be exercisable for more than 10 years after the date of the respective grant. The plan became inactive on December 28, 2005, and had 2,316,730 options outstanding at December 31, 2006.

In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan reserved for issuance up to 250,000 shares of the Company’s common stock for the granting of non-qualified options to members of the Company’s Board of Directors. In consideration for services rendered, each director received on each of January 1, 2001 and 2002 an option to purchase 20,000 shares of the Company’s common stock. The Company’s stockholders voted on June 10, 2002 to increase the number of reserved shares to 650,000 and also to increase the annual grant to each director from 20,000 to 35,000. On December 16, 2003, the stockholders voted to increase the number of reserved shares to 1,000,000 and on December 28, 2005, they voted to increase the number of reserved shares to 1,400,000. The plan is active and had 903,750 options outstanding at December 31, 2006.

In March 2005, the Company assumed four option plans from ProCyte: the 2004 Stock Option Plan, the 1996 Stock Option Plan, the 1991 Restated Stock Option Plan for Non-Employee Directors and the 1989 Restated Stock Option Plan.

On December 28, 2005, the stockholders approved the 2005 Equity Compensation Plan, authorizing 3,160,000 shares thereto. The plan is active and had 2,300,000 options outstanding at December 31, 2006.

On December 28, 2005, the stockholders approved the 2005 Investment Plan, authorizing 400,000 shares thereto. The plan is active and had 9,000 options outstanding at December 31, 2006.

In January 2006 and August 2006, the Company issued 175,000 and 17,500 options, respectively, to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

On January 15, 2006, the Company awarded 860,000 restricted shares of our common stock to two of the Company’s executive officers, and 200,000 stock options to one of the two executive officers.

Also, during the course of 2006, the Company granted an aggregate of 1,238,500 options to purchase common stock to a number of employees and consultants at the market value at the date of grant. The options vest over five years and expire ten years from the date of grant.

In January 2006, the Company granted 42,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered at the market value at the date of grant. The options have an exercise price of $1.72 per share. The options vest upon issuance and will expire ten years from the date of the grant.

In May 2006, the Company granted 9,000 options to purchase common stock to executives in accordance with the terms of the 2005 Investment Plan.

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

In January 2004, the Company agreed to extend the life, by one year, of 525,000 options granted to Mr. O’Donnell in November 1999 as part of a bloc of 650,000 options, bearing an exercise price of $4.65 per share. In January 2004, the Company also agreed to extend the life, by one year, of 350,000 options granted to Mr. McGrath in November 1999, bearing an exercise price of $5.50 per share. Neither extension had any impact on the consolidated financial statements. The options lapsed in 2005.

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

A summary of option transactions for all of the Company’s options during the years ended December 31, 2006, 2005 and 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,130,196	$3.87
Granted	1,127,166	2.50
Exercised	(120,865)	1.75
Expired/cancelled	(925,957)	6.39
Outstanding at December 31, 2004	4,210,540	3.48
Granted	1,460,000	2.57
Assumed from acquisition	1,366,131	1.73
Exercised	(350,189)	1.80
Expired/cancelled	(1,608,836)	5.83
Outstanding at December 31, 2005	5,077,646	2.11
Granted	1,682,000	1.92
Exercised	(60,750)	1.44
Expired/cancelled	(605,171)	1.92
Outstanding at December 31, 2006	6,093,725	$2.09

As of December 31, 2006, 3,670,083 options to purchase common stock were vested and exercisable at prices ranging from $0.74 to $9.50 per share. As of December 31, 2005, 3,108,379 options to purchase common stock were vested and exercisable at prices ranging from $0.74 to $9.50 per share. Options are issued with exercise prices equal to the market price on the date of issue, so the weighted-average exercise price equals the weighted-average fair value price.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2006 was approximately $6,460.

The weighted average grant date fair value of options was $1.52 and $2.09 for options granted during the years ended December 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $31,494 and $292,577, respectively.

At December 31, 2006, there was $4,174,105 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.70 years.

The outstanding options, including options exercisable at December 31, 2006, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $2.50	5,445,725	5.10	$1.95	3,143,333	$1.86
$2.51 - $5.00	553,000	3.64	$2.74	431,750	$2.75
$5.01 - $7.50	80,000	4.01	$5.63	80,000	$5.63
$7.51 - up	15,000	3.34	$9.50	15,000	$9.50
Total	6,093,725	4.95	$2.09	3,670,083	$2.08

The outstanding options will expire as follows:

Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2007	379,530	$1.72	$1.26 - $1.89
2008	604,382	1.72	$0.74 - $2.17
2009	1,000,473	1.97	$1.41 - $2.70
2010	1,151,662	2.47	$1.07 - $9.50
2011 and later	2,957,678	2.10	$1.06 - $5.63
	6,093,725	$2.09	$0.74 - $5.63

Common Stock Warrants

In November 2006, in addition to receiving common stock in the Company’s private placement, the investors and placement agent received warrants to purchase 2,684,000 shares of common stock at an exercise price of $1.60 per share. The warrants have a five-year term, expiring in November 2011.

In 2006, the Company issued warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility in the following manner: on March 29, 2006, 20,545 shares at an exercise price of $2.06; on June 30, 2006, 24,708 shares at an exercise price of $1.69 per share; on September 29, 2006, 25,038 shares at an exercise price of $1.53 per share; and on December 28, 2006, 32,057 at an exercise price of $1.20 per share. The warrants have a five-year term.

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

A summary of warrant transactions for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2004	4,251,083	$1.90
Issued	33,661	3.29
Exercised	(2,104,147)	1.47
Expired/cancelled	(11,998)	2.08
Outstanding at December 31, 2004	2,168,599	2.34
Issued	43,765	2.22
Exercised	(73,530)	2.00
Expired/cancelled	(38,525)	13.43
Outstanding at December 31, 2005	2,100,309	1.98
Issued	2,786,348	1.60
Exercised	(140,000)	2.00
Expired/cancelled	-	-
Outstanding at December 31, 2006	4,746,657	$1.75

At December 31, 2006, all outstanding warrants were exercisable at prices ranging from $1.20 to $3.54 per share.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2007	888,350	$1.89
2008	994,533	2.00
2009	33,661	3.29
2010	43,765	2.22
2011	2,786,348	1.60
	4,746,657	$1.75

Note 13

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

The Company recorded no provisions in 2006, 2005 and 2004 due to losses incurred. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance.

Income tax expense (benefit) consists of the following. Because the Company acquired ProCyte Corporation on March 18, 2005, the effect of ProCyte’s deferred tax asset is included for 2006 and only a part of 2005 and not at all in 2004.

	Year Ended December 31,
	2006	2005	2004
Federal, including AMT tax:
Current	$-	$-	$-
Deferred	(1,805,000)	8,887,000	(2,114,000)
State:
Current	-	-	-
Deferred	(2,131,000)	68,000	(174,000)
	(3,936,000)	8,955,000	(2,288,000)

Change in valuation allowance	3,936,000	8,955,000	(2,288,000)
Income tax expense	$-	$-	$-

A reconciliation of the effective tax rate with the Federal statutory tax rate of 34% follows:

	Year Ended December 31,
	2006	2005	2004

Expected Federal tax benefit at statutory rate	$2,547,000	$1,338,000	$1,701,000

Gross change in valuation allowance	3,936,000	(8,955,000)	2,288,000

Adjustments of temporary differences and net operating loss expirations and limitations	(4,460,000)	7,652,000	(3,792,000)

State income taxes	278,000	68,000	(174,000)

Other, including adjustment due to State loss carryforwards	(2,301,000)	(103,000)	(23,000)

Income tax expense	$-	$-	$-

In 2006, the deferred benefit from net operating loss carryforwards was reduced to rationalize expirations with cumulative Federal limitations as well as to harmonize the lesser State loss carryforwards with the Federal carryforwards.

As of December 31, 2006, the Company had approximately $176 million of federal net operating loss carryforwards. Included in the aggregate net operating loss carryforward are approximately $23 million of losses sustained by SLT prior to the tax-free acquisition on December 27, 2002 and approximately $62 million of losses sustained by ProCyte prior to the tax-free acquisition on March 18, 2005. As of December 31, 2006, the Company has estimated that only $4 million of the net operating loss from SLT and $13 million of the loss from ProCyte can be realized upon, based on Federal limitations on the useabililty of such expiring losses. There have been no other changes of ownership identified by management that materially constrain the Company’s utilization of loss carryforwards. If the Company undergoes a change or ownership in the future, the utilization of the Company’s loss carryforwards may be materially constrained.

In addition, the Company had approximately $2.7 million of Federal tax credit carryforwards as of December 31, 2006. The credit carryforwards have begun, and continue, to expire over the ensuing 20 years. Under Federal rules applicable to the acquisition of SLT and ProCyte, the research credit carryforwards from these companies which are from years prior to their respective acquisitions and which approximate $2.0 million, are subject to severe utilization constraints and accordingly have been ascribed no value in the deferred tax asset.

Net deductible, or favorable, temporary differences were approximately $20,814,000 at December 31, 2006.

The changes in the deferred tax asset are as follows.

	December 31,
	2006	2005

Beginning balance, gross	$50,051,000	$41,095,000

Net changes due to:
Operating loss carryforwards	(6,687,000)	9,688,000

Temporary differences	2,643,000	(630,000)

Carryforward and AMT credits	108,000	(102,000)

Ending balance, gross	46,115,000	50,051,000

Less: valuation allowance	(46,115,000)	(50,051,000)

Ending balance, net	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Deferred tax assets (liabilities) are comprised of the following. The deferred tax asset from the SLT acquisition is reflected in the activity in each of the years, but only in 2006 and in part of 2005 for ProCyte.

	December 31,
	2006	2005

Loss carryforwards	$37,456,000	$44,143,000
Carryforward and AMT credits	750,000	642,000
Accrued employment expenses	557,000	176,000
Amortization and write-offs	1,336,000	(107,000)
Bad debts	292,000	390,000
Deferred R&D costs	3,049,000	2,607,000
Deferred revenues	240,000	177,000
Depreciation	1,533,000	1,152,000
Inventoriable costs	81,000	140,000
Inventory reserves	567,000	395,000
Other accruals and reserves	254,000	335,000
Gross deferred tax asset	46,115,000	50,051,000

Less: valuation allowance	(46,115,000)	(50,051,000)

Net deferred tax asset	$-	$-

Benefits that may be realized from components in the deferred tax asset that were contributed by Acculase from periods prior to the buy-out of the minority interest in August 2000 and that approximate $3.1 million in benefit, or that were contributed by ProCyte from periods prior to the acquisition in March 2005 and that approximate $6.5 million in benefit will first be taken to reduce the carrying value of goodwill and other intangibles that were recorded in the respective transactions. Only after such values have been fully reduced will any remaining benefit be reflected in the Company’s Statement of Operations. It is not expected that any material tax benefit from the Acculase and ProCyte acquisitions will be reflected in the Statement of Operations. Within the net operating loss carryforward as of December 31, 2006 are approximately $17.5 million of tax deductions from the exercise of Company stock options. The preponderance of these options were to employees and therefore no book expense was recognized on their grant under APB No. 25.

Note 14

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

On July 27, 2005, the Company entered into a Marketing Agreement with KDS Marketing, Inc. (“KDS”). Using money invested by each party, KDS has researched market opportunities for the Company’s diode laser and related delivery systems, and KDS is now marketing the diode laser primarily through a website that physicians may access for information about purchasing the lasers. KDS began marketing the laser in the first quarter 2006 but has faced difficult market conditions and therefore has yet to achieve meaningful results. In light of this, the Company has written down its investment in the program.

On March 30, 2006, the Company entered a strategic relationship with AzurTec to resume development, and to undertake the manufacture and distribution, of AzurTec's MetaSpex Laboratory System, a light-based system designed to detect certain cancers of the skin. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represent a 14% interest in AzurTec on a fully diluted basis. The Company will assist in the development of FDA-compliant prototypes for AzurTec’s product. Continuing development of this project requires additional investment by AzurTec, which AzurTec has undertaken to raise. The Company will resume development once the additional investment has been raised, and AzurTec has settled its prior indebtedness to the Company for development work. The Company has granted AzurTec an additional 12 months in which to raise the additional investment.

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

On April 14, 2006, the Company entered into a Clinical Trial Agreement protocol with the University of California at San Francisco. The agreement covers a protocol for a phase 4, randomized, double-blinded study to evaluate the safety and efficacy of the XTRAC laser system in the treatment of moderate to severe psoriasis. John Koo, MD, a member of our Scientific Advisory Board, is guiding the study using our high-powered Ultra™ excimer laser.

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

Note 15

Significant Customer Concentration:

No one customer represented 10% or more of total revenues for the year ended December 31, 2006, 2005 and 2004.

Note 16

Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the years ended December 31, 2006, 2005 and 2004, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that was carried at $2,944,423 at December 31, 2006 and 2005 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at December 31, 2006 from the ProCyte acquisition has been entirely allocated to the Skin Care segment. The following tables reflect results of operations from our business segments for the periods indicated below:

	Year Ended December 31, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$5,611,387	2,186,424	$12,646,910	$6,944,292	$5,800,864	$33,189,877
Costs of revenues	4,166,199	1,268,080	3,858,944	5,703,925	3,474,702	18,471,850
Gross profit	1,445,188	918,344	8,787,966	1,240,367	2,326,162	14,718,027

Allocated operating expenses:
Selling, general and administrative	4,408,753	77,639	5,580,985	959,848	552,824	11,580,049
Engineering and product development	-	-	498,602	-	507,998	1,006,600

Unallocated operating expenses	-	-	-	-	-	9,102,007
	4,408,753	77,639	6,079,587	959,848	1,060,822	21,688,656
Loss from operations	(2,963,565)	840,705	2,708,379	280,519	1,265,340	(6,970,629)

Interest expense, net	-	-	-	-	-	(521,768)

Net loss	($2,963,565)	$840,705	$2,708,379	$280,519	$1,265,340	($7,492,397)

Segment assets	$11,143,750	$1,838,558	$21,750,716	$4,450,302	$4,772,302	$43,955,628
Capital expenditures	$2,933,680	$885	$-	$998,541	$70,215	$4,003,321

	Year Ended December 31, 2005
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,498,235	$1,404,096	$10,042,133	$7,719,529	$5,720,513	$28,384,506
Costs of revenues	2,691,506	930,574	3,132,532	5,675,787	3,245,106	15,675,505
Gross profit	806,729	473,522	6,909,601	2,043,742	2,475,407	12,709,001

Allocated operating expenses:
Selling, general and administrative	2,692,388	313,713	5,331,764	1,192,911	582,366	10,113,142
Engineering and product development	-	-	442,367	-	685,594	1,127,961

Unallocated operating expenses	-	-	-	-	-	6,364,180
	2,692,388	313,713	5,774,131	1,192,911	1,267,960	17,605,283
Loss from operations	(1,885,659)	159,809	1,135,470	850,831	1,207,447	(4,896,282)

Other Income	-	-	-	-	-	1,302,537
Interest expense, net	-	-	-	-	-	(342,299)

Net loss	($1,885,659)	$159,809	$1,135,470	$850,831	$1,207,447	($3,936,044)

Segment assets	$8,936,793	$2,523,953	$22,585,592	$4,118,909	$4,176,741	$42,341,988
Capital expenditures	$3,391,376	$14,327	$-	$216,633	$80,552	$3,702,888

	Year Ended December 31, 2004
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,256,164	$1,626,646	-	$7,826,519	$5,035,852	$17,745,181
Costs of revenues	1,890,446	1,177,371	-	5,000,226	2,295,226	10,363,269
Gross profit	1,365,718	449,275	-	2,826,293	2,740,626	7,381,912

Allocated operating expenses:
Selling, general and administrative	1,836,165	314,849	-	1,364,684	642,751	4,158,449
Engineering and product development	711,384	445,338	-	-	644,716	1,801,438

Unallocated operating expenses	-	-	-	-	-	6,267,807
	2,547,549	760,187	-	1,364,684	1,287,467	12,227,694
Loss from operations	(1,181,831)	(310,912)	-	1,461,609	1,453,159	(4,845,782)

Interest expense, net	-	-	-	-	-	(138,414)

Net loss	($1,181,831)	($310,912)	-	$1,461,609	$1,453,159	($4,984,196)

Segment assets	$6,160,831	$2,934,306	-	$5,012,728	$4,440,260	$18,547,510
Capital expenditures	$873,723	$4,090	-	$826,242	$90,793	$1,794,848

	December 31,
Assets:	2006	2005
Total assets for reportable segments	$43,955,628	$42,341,988
Other unallocated assets	13,525,893	6,333,618
Consolidated total	$57,481,521	$48,675,606

For the years ended December 31, 2005, 2004 and 2003, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	Year Ended December 31,
	2006	2005	2004
Domestic	$27,691,157	$24,667,314	$15,460,793
Foreign	5,498,720	3,717,192	2,284,388
	$33,189,877	$28,384,506	$17,745,181

Note 17

Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2006	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$8,081,000	$8,224,000	$8,292,000	$8,593,000
Gross profit	3,373,000	4,000,000	3,633,000	3,712,000
Net loss	(2,350,000)	(1,340,000)	(1,693,000)	(2,109,000)
Basic and diluted net loss per share	($0.05)	($0.03)	($0.03)	($0.03)
Shares used in computing basic and diluted net loss per share	52,173,618	52,622,189	52,659,132	59,239,878

2005	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$4,983,000	$8,055,000	$7,624,000	$7,722,000
Gross profit	2,351,000	3,833,000	3,320,000	3,205,000
Net loss	(1,128,000)	(661,000)	(1,350,000)	(797,000)
Basic and diluted net loss per share	($0.03)	($0.01)	($0.03)	($0.01)
Shares used in computing basic and diluted net loss per share	41,755,950	50,859,562	51,198,095	51,322,000

2004	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$4,025,000	$4,323,000	$4,455,000	$4,942,000
Gross profit	1,531,000	1,692,000	1,954,000	2,205,000
Net loss	(1,363,000)	(1,207,000)	(1,156,000)	(1,258,000)
Basic and diluted net loss per share	($0.04)	($0.03)	($0.03)	($0.03)
Shares used in computing basic and diluted net loss per share	37,773,301	38,546,338	38,960,250	40,059,503

Note 18

Valuation and Qualifying Accounts:

Additions Charged to

Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)	Balance at End of Period

For The Year Ended December 31, 2006:

Reserve for Doubtful Accounts	$765,440	$66,211	$-	$323,213	508,438

For The Year Ended December 31, 2005:

Reserve for Doubtful Accounts	$736,505	$373,964	$121,633	$466,662	$765,440

For The Year Ended December 31, 2004:

Reserve for Doubtful Accounts	$698,044	$459,861	$-	$421,400	$736,505

(1)	Represents allowance for doubtful accounts related to the acquisition of ProCyte.

(2)	Represents write-offs of specific accounts receivable.