Form 10-Q
period 2007-03-31
PHOTOMEDEX INC
filed 2007-05-10
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of May 10, 2007 was 62,798,554 shares.

PHOTOMEDEX, INC.

INDEX TO FORM 10-Q

		PAGE
Part I. Financial Information:

ITEM 1. Financial Statements:

a.	Consolidated Balance Sheets, March 31, 2007 (unaudited) and
	December 31, 2006	3

b.	Consolidated Statements of Operations for the three months
	ended March 31, 2007 and 2006 (unaudited)	4

c.	Consolidated Statement of Stockholders’ Equity for the three months
	ended March 31, 2007 (unaudited)	5

d.	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2007 and 2006 (unaudited)	6

e.	Notes to Consolidated Financial Statements (unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk		31

ITEM 4. Controls and Procedures		31

Part II. Other Information:

ITEM 1. Legal Proceedings		32
ITEM 1A. Risk Factors		32

ITEM 6. Exhibits		32

Signatures		33
Certifications		34

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$12,046,678	$12,729,742
Restricted cash	156,000	156,000
Accounts receivable, net of allowance for doubtful accounts of $508,438 for each period	5,594,227	4,999,224
Inventories	7,823,935	7,301,695
Prepaid expenses and other current assets	490,145	534,135
Total current assets	26,110,985	25,720,796

Property and equipment, net	9,026,327	9,054,098
Goodwill, net	16,917,808	16,917,808
Patents and licensed technologies, net	1,610,869	1,695,727
Other intangible assets, net	3,305,125	3,537,625
Other assets	600,995	555,467
Total assets	$57,572,109	$57,481,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$150,241	$195,250
Current portion of long-term debt	3,242,492	3,018,874
Accounts payable	4,914,657	3,617,726
Accrued compensation and related expenses	1,272,903	1,529,862
Other accrued liabilities	697,785	657,293
Deferred revenues	789,681	632,175
Total current liabilities	11,067,759	9,651,180
Long-term liabilities:
Notes payable	126,836	133,507
Long-term debt	3,703,752	3,593,920
Total liabilities	14,898,347	13,378,607

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 75,000,000 shares authorized; 62,536,054 shares issued and outstanding, for each period	625,360	625,360
Additional paid-in capital	131,606,887	131,152,557
Accumulated deficit	(89,558,485)	(87,675,003)
Total stockholders’ equity	42,673,762	44,102,914
Total liabilities and stockholders’ equity	$57,572,109	$57,481,521

* The December 31, 2006 balance sheet was derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenues:
Product sales	$7,252,586	$5,243,912
Services	1,775,982	2,837,250
	9,028,568	8,081,162

Cost of revenues:
Product cost of revenues	2,137,012	2,321,669
Services cost of revenues	2,643,557	2,386,229
	4,780,569	4,707,898

Gross profit	4,247,999	3,373,264

Operating expenses:
Selling and marketing	3,329,315	2,952,939
General and administrative	2,477,677	2,407,239
Engineering and product development	248,070	242,204
	6,055,062	5,602,382

Loss from operations	(1,807,063)	(2,229,118)

Interest expense, net	(76,419)	(121,143)

Net loss	($ 1,883,482)	($ 2,350,261)

Basic and diluted net loss per share	($0.03)	($0.05)

Shares used in computing basic and diluted net loss per share	62,536,054	52,173,618

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2006	62,536,054	$625,360	$131,152,557	($87,675,003)	$44,102,913
Stock options issued to consultants for services	-	-	46,626	-	46,626
Stock-based compensation expense related to employee options	-	-	301,150	-	301,150
Issuance of restricted stock	-	-	78,544	-	78,544
Issuance of warrants for draws under line of credit	-	-	28,011	-	28,011
Net loss for the three months ended March 31, 2007	-	-	-	(1,883,482)	(1,883,482)
BALANCE, MARCH 31, 2007	62,536,054	$625,360	$131,606,887	($89,558,485)	$42,673,762

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	($ 1,883,482)	($ 2,350,261)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1,149,200	1,017,095
Stock options issued to consultants for services	46,626	76,622
Stock-based compensation expense related to employee options and restricted stock	379,693	390,168
Amortization of deferred compensation	-	14,718
Provision for bad debts	-	58,246
Loss on disposal of assets	40,424	-
Changes in operating assets and liabilities:
Accounts receivable	(595,002)	(144,649)
Inventories	(456,920)	528,890
Prepaid expenses and other assets	180,769	93,236
Accounts payable	1,296,932	615,905
Accrued compensation and related expenses	(256,959)	336,962
Other accrued liabilities	46,294	(188,825)
Cash deposits	-	(27,000)
Deferred revenues	157,506	106,092
Other liabilities	(5,806)	(5,805)
Net cash provided by operating activities	99,275	521,394
Cash Flows From Investing Activities:
Purchases of property and equipment	(10,108)	(11,366)
Lasers placed into service	(899,707)	(1,079,167)
Net cash used in investing activities	(909,815)	(1,090,533)
Cash Flows From Financing Activities:
Proceeds from issuance of restricted common stock	-	8,600
Costs related to issuance of common stock	-	(7,890)
Proceeds from exercise of options	-	68,400
Payments on long-term debt	(145,541)	(58,725)
Payments on notes payable	(20,131)	(205,718)
Net advancements on lease line of credit	293,148	819,867
Increase in restricted cash and cash equivalents	-	(119)
Net cash provided by financing activities	127,476	624,415
Net (decrease) increase in cash and cash equivalents	(683,064)	55,276
Cash and cash equivalents, beginning of period	12,729,742	5,403,036
Cash and cash equivalents, end of period	$12,046,678	$5,458,312

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company operates in five distinct business units, or segments (as described in Note 10): three in Dermatology, - Domestic XTRAC®, International Dermatology Equipment, and Skin Care (ProCyte®); and two in Surgical, - Surgical Services (SIS™) and Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers.

The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. Under these circumstances, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. On occasion, however, the Company sells XTRAC lasers to customers, due generally to customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.

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

The Company designed and manufactured the XTRAC laser system to treat psoriasis, vitiligo, atopic dermatitis and leukoderma phototherapeutically. The Company has received clearances from the U.S. Food and Drug Administration (“FDA”) to market the XTRAC laser system for each of these indications. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 before any of its procedures had been approved for medical insurance reimbursement. In the last several years, the Company has sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. As a result of initiatives undertaken by the Company and by the physician community, the ability for physicians to process claims efficiently and receive positive payment decisions for use of the XTRAC system improved significantly during the latter part of 2005 and 2006. In March 2007, the Blue Cross Blue Shield Association (“BCBSA”) published a National Reference Policy that now recommends reimbursement coverage for treatment of psoriasis by means of lasers, including the XTRAC, as first-step therapy for moderate to severe psoriasis comprising less than 20% of body surface area. The XTRAC is approved by Underwriters’ Laboratories; it is also CE-marked, and accordingly a third party regularly audits the Company’s quality system and manufacturing facility. The manufacturing facility for the XTRAC is located in Carlsbad, California.

Liquidity and Going Concern
As of March 31, 2007, the Company had an accumulated deficit of $89,558,485 and cash and cash equivalents $12,202,678, including restricted cash of $156,000, as a result of the private placement of the Company’s common stock in November 2006. The Company has historically financed its operations with cash provided by equity financing and from lines of credit and, more recently, from positive cash flow generated from operations. The 2007 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2007 operating plan reflects increased revenues and profits from the Skin Care business. Management of the Company believes that the Company’s existing cash balance together without other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements, at a minimum, beyond the second quarter of 2008.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

See “Summary of Significant Accounting Policies” in the Company’s 2006 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Company’s accounting for cash and cash equivalents, accounts receivable, inventories, property, equipment and depreciation, product development costs and fair value of financial instruments.

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells the laser through a distributor or directly to a physician or (ii) places the laser in a physician’s office (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; (iv) and collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 criteria have been met, and until that time, the unit is carried on the books of the Company as inventory.

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

When the Company places a laser in a physician’s office, it recognizes service revenue based on the number of patient treatments performed by the physician. Treatments in the form of random laser-access codes that are sold to a physician, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2007 and 2006, the Company deferred $634,613 and $421,624, respectively, under this approach.

In the first quarter of 2003, the Company implemented a program to support certain physicians in addressing treatments with the XTRAC laser system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended March 31, 2007, the Company recognized an additional $65,950, under this program, as all the SAB 104 Criteria for revenue recognition had been met. At March 31, 2007, the Company had net deferred revenues of $123,832 under this program.

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

The Company estimates a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. The Company estimates that approximately 4% of the revenues under this program for the quarter ended March 31, 2007 are subject to being credited or refunded to the physician. Likewise the Company estimated that 4% of the revenues under this program for the quarter ended March 31, 2006 were subject to being credited or refunded to the physician.

The Company generates revenues from its Skin Care business primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales in bulk of the copper peptide compound, primarily to Neutrogena Corporation, a Johnson & Johnson company; and the third is through royalties generated by our licenses, principally to Neutrogena. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

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

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group would be classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2007, no such impairment existed.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or 8 to 12 years. Developed technology was recorded in connection with the purchase in August 2000 of the minority interest of Acculase, a former subsidiary of the Company, and is being amortized on a straight-line basis over seven years. Developed technology was also recorded in connection with the acquisition of the skincare business (ProCyte) in March 2005 and is being amortized on a straight-line basis over seven years.

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2007, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2007, no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2007 and during 2006, no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In some cases, however, the Company offers longer periods in order to meet competition. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the three months ended March 31, 2007 is summarized as follows:

March 31, 2007
Accrual at beginning of period	$123,738
Additions charged to warranty expense	46,250
Expiring warranties	(12,036)
Claims satisfied	(17,722)
Accrual at end of period	$140,230

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

The Company’s deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realization evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards. Consistent with the rules of purchase accounting, the historical deferred tax asset of ProCyte was written off when the Company acquired ProCyte. If and when components of that asset are realized in the future, the acquired goodwill of ProCyte will be reduced. With reference to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, the Company does not believe that its historical or expected tax reporting positions, when considered before application of the valuation allowance, have had or will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact on the Company’s consolidated financial statements.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 11,232,972 and 8,373,000 as of March 31, 2007 and 2006, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three ended March 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three months ended March 31, 2007.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Three Months Ended March 31,
Assumptions for Option Grants	2007	2006
Risk-free interest rate	4.78%	4.58%
Volatility	86.35%	93.51%
Expected dividend yield	0%	0%
Expected life	8.1 years	7.4years
Estimated forfeiture rate	12%	11%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three months ended March 31, 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards made in the first quarter 2006 with the following weighted average assumptions:

Assumptions for Stock Awards	Three Months Ended March 31, 2007
Risk-free interest rate	4.32%
Volatility	70%
Expected dividend yield	0%
Expected Life	4.92 years

The Company calculated expected volatility for restricted stock based on historic daily stock price observations of our common stock during the three-year period immediately preceding the grant.

There was $301,149 and $78,544 of compensation expense related to stock options granted and restricted stock awarded, respectively, in the three months ended March 31, 2007. For the three months ended March 31, 2006, there was $311,624 and $78,544 of compensation expense related to stock options granted and restricted stock awarded, respectively. This expense is recognized in the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $46,626 was recognized during the three months ended March 31, 2007, respectively. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $76,622 was recognized during the three months ended March 31, 2006.

Supplemental Cash Flow Information
During the three months ended March 31, 2007, the Company financed certain credit facility costs for $36,840 and issued warrants to a leasing credit facility which are valued at $28,011, and which offset the carrying value of debt.

During the three months ended March 31, 2006, the Company financed insurance policies through notes payable for $143,775. During the three months ended March 31, 2006, the Company issued 101,010 shares of its restricted common stock to Stern Laser srl (“Stern”) due under another milestones under the Master Purchase; the cost associated with this issuance is included in the license from Stern, which is found in patents and licensed technologies. The Company also issued 200,000 shares of its restricted common stock to AzurTec, Inc. (“AzurTec”) as part of an investment in the capital stock of AzurTec as well as for a license agreement on AzurTec technology, both existing and to be developed in the future.

For the three months ended March 31, 2007 and 2006, the Company paid interest of $202,662 and $138,144, respectively. Income taxes paid in the three months ended March 31, 2007 and 2006 were immaterial.

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures. It is not expected that the adoption of this Statement will have a material effect on the Company's consolidated financial statements.

Note 2
Inventories:

Set forth below is a detailed listing of inventories:

	March 31, 2007	December 31, 2006
Raw materials and work in progress	$5,122,836	$4,433,917
Finished goods	2,701,099	2,867,778
Total inventories	$7,823,935	$7,301,695

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of March 31, 2007 and December 31, 2006, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,352,148 and $1,354,444, respectively.

Note 3
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	March 31, 2007	December 31, 2006
Lasers in service	$16,737,359	$16,234,834
Computer hardware and software	334,490	334,490
Furniture and fixtures	335,551	331,379
Machinery and equipment	679,252	738,636
Autos and trucks	382,690	382,690
Leasehold improvements	247,368	247,368
	18,716,710	18,269,397
Accumulated depreciation and amortization	(9,690,383)	(9,215,299)
Property and equipment, net	$9,026,327	$9,054,098

Depreciation expense was $831,841 and $710,036 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, net property and equipment included $338,325 and $380,875, respectively, of assets recorded under capitalized lease arrangements, of which $100,317 and $122,717 was included in long-term debt at March 31, 2007 and December 31, 2006, respectively (see Note 8).

Note 4
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	March 31, 2007	December 31, 2006
Patents, owned and licensed, at gross costs of $501,657 and $501,657, net of accumulated amortization of $240,835 and $231,599, respectively.	$260,822	$270,058
Other licensed or developed technologies, at gross costs of $2,432,258 and $2,432,258, net of accumulated amortization of $1,082,211 and $1,006,589, respectively.	1,350,047	1,425,669
	$1,610,869	$1,695,727

Related amortization expense was $84,859 and $74,559 for the three months ended March 31, 2007 and 2006, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec (see Note 1). On March 31, 2006, the Company closed the transaction provided for in the License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). Pursuant to the license agreement, the Company must reimburse $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 5
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their initial appraised fair market values:

	March 31, 2007	December 31, 2006
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $978,000 and $858,000, respectively.	$1,422,000	$1,542,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $692,742 and $607,743, respectively.	1,007,258	1,092,257
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $224,133 and $196,632, respectively.	875,867	903,368
	$3,305,125	$3,537,625

Related amortization expense was $232,500 and $232,500 for the three months ended March 31, 2007 and 2006, respectively. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 6
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	March 31, 2007	December 31, 2006
Accrued warranty	$140,230	$123,738
Accrued professional and consulting fees	318,678	320,331
Accrued sales taxes	238,877	213,224
Total other accrued liabilities	$697,785	$657,293

Note 7
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	March 31, 2007	December 31, 2006
Note Payable - secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$152,930	$159,213

Note Payable - unsecured creditor, non-interest bearing, payable in 18 equal monthly installments of $4,326 through October 2007	30,285	43,265

Note Payable - unsecured creditor, interest at 8.72%, payable in monthly principal and interest installments of $12,119.61 through November 2007	93,862	-

Note Payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2006	-	126,279

	277,077	328,757
Less: current maturities	(150,241)	(195,250)
Notes payable, net of current maturities	$126,836	$133,507

Note 8
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	March 31, 2007	December 31, 2006
Total borrowings on credit facility	$6,845,927	$6,490,077
Capital lease obligations (see Note 3)	100,317	122,717
Less: current portion	(3,242,492)	(3,018,874)
Total long-term debt	$3,703,752	$3,593,920

Leasing Credit Facility
The long-term debt is comprised largely of borrowings under a leasing credit facility which the Company entered into with GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, which is set to expire on June 25, 2007. For each year of the term various parameters are set or re-set. The Company accounts for each draw as a collateralized borrowing, taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company and GE retaining title as security for the borrowings. The Company depreciates the lasers generally over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field.

Each draw under the credit facility has been set at an interest rate which in the first year of the term were set at 577 basis points above the three-year Treasury note rate, and by the third year were set at 400 basis points above the three-year Treasury rate. Each draw in the first year of the term was discounted 7.75%; draws made by the third year were discounted 3.5%. The monthly payment set for a draw is self-amortizing. The first monthly payment is applied against principal.

The following table summarizes the monthly payments that the Company expects to make for the 11 draws made under the credit facility:

	Quarter ending
	6/30/07	9/30/07	12/31/07	2008	2009	2010

Minimum monthly payments	$1,049,763	$905,018	$875,147	$3,147,557	$1,603,063	$109,693

Furthermore, with each draw, the Company has issued warrants to purchase shares of the Company’s common stock equal to from a high of 5%, now in the third year to 3%, of the draw.  The number of warrants is determined by dividing either 3% or 5% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price of the Company’s common stock for the ten days preceding the date of the draw. Taking the above factors into account, each draw has an effective interest rate. The effective interest rates are within the range of 17.79% and 12.62%.

In the quarter ending March 31, 2007, the Company made a draw against the line in the amount of $1,166,331. The stated interest rate was 8.51%; the effective interest rate was 12.96%. The Company issued 33,927 warrants to purchase shares of the Company’s common stock at an exercise price of $1.28 per share.  The warrants have a fair value of $28,011 using the Black-Scholes option-pricing model.

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

GE has proposed an incremental $6,000,000 to the leasing credit facility to begin in 2007. This increase to the line would bear interest at 375 basis points above the three-year Treasury rate, and would reduce warrants to 2% of a draw. The Company has accepted the proposal. The Company expects that this increase will be in place for a draw in the second quarter of 2007.

Capital Leases
The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 3).

Note 9
Employee Stock Benefit Plans
The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-incentive stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. Under the 2005 Equity Compensation Plan, a maximum of 3,160,000 shares of the Company’s common stock were reserved for issuance. At March 31, 2007, 421,000 shares were available for future grants under this Plan. Under the Outside Director Plan and under the 2005 Investment Plan, 286,250 shares and 388,000 shares, respectively, were available for issuance as of March 31, 2007. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2007	6,093,725	$2.09
Granted	685,000	1.13
Exercised	-	-
Cancelled	(292,410)	1.82
Outstanding, March 31, 2007	6,486,315	$2.00
Options excercisable at March 31, 2007	4,114,856	$2.08

At March 31, 2007, there was $4,289,175 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.13 years. The intrinsic value of options outstanding and exercisable at March 31, 2007 was not significant.

Note 10
Business Segment and Geographic Data:
Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three months ended March 31, 2007 and 2006, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that was carried at $2,944,423 at March 31, 2007 and December 31, 2006 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at March 31, 2007 from the ProCyte acquisition has been entirely allocated to the Skin Care segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended March 31, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,806,926	$678,818	$3,485,710	$1,820,205	$1,236,909	$9,028,568
Costs of revenues	1,049,421	450,446	1,026,648	1,565,638	688,416	4,780,569
Gross profit	757,505	228,372	2,459,062	254,567	548,493	4,247,999
Gross profit %	41.9%	33.6%	70.5%	14.0%	44.3%	47.0%

Allocated Operating expenses:
Selling, general and administrative	1,537,152	24,920	1,408,564	236,904	139,275	3,346,815
Engineering and product development	-	-	96,102	-	151,968	248,070

Unallocated Operating expenses	-	-	-	-	-	2,460,177
	1,537,152	24,920	1,504,666	236,904	291,243	6,055,062
Income (loss) from operations	(779,647)	203,452	954,396	17,663	257,250	(1,807,063)

Interest expense, net	-	-	-	-	-	(76,419)

Net income (loss)	($779,647)	$203,452	$954,396	$17,663	$257,250	($1,883,482)

	Three Months Ended March 31, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,059,630	$531,065	$3,460,561	$1,616,034	$1,413,872	$8,081,162
Costs of revenues	946,612	330,290	1,052,444	1,414,578	963,974	4,707,898
Gross profit	113,018	200,775	2,408,117	201,456	449,898	3,373,264
Gross profit %	10.7%	37.8%	69.6%	12.5%	31.8%	41.7%

Allocated Operating expenses:
Selling, general and administrative	1,131,951	17,431	1,428,174	252,076	140,807	2,970,439
Engineering and product development	-	-	105,735	-	136,469	242,204

Unallocated Operating expenses	-	-	-	-	-	2,389,739
	1,131,951	17,431	1,533,909	252,076	277,276	5,602,382
Income (loss) from operations	(1,018,933)	183,344	874,208	(50,620)	172,622	(2,229,118)

Interest expense, net	-	-	-	-	-	(121,143)

Net income (loss)	($1,018,933)	$183,344	$874,208	$(50,620)	$172,622	($2,350,261)

	March 31, 2007	December 31, 2006
Assets:
Total assets for reportable segments	$44,807,348	$43,955,628
Other unallocated assets	12,764,761	13,525,893
Consolidated total	$57,572,109	$57,481,521

For the three months ended March 31, 2007 and 2006 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended March 31,
	2007	2006
Domestic	$7,588,240	$6,659,378
Foreign	1,440,328	1,421,784
	$9,028568	$8,081,162

Note 11
Significant Alliances/Agreements:
On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. (“GlobalMed”). Under this agreement, GlobalMed acts as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser and for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. The Company has engaged Dr. Matlock as a consultant to explore further business opportunities for the Company. In connection with this engagement, Dr. Matlock received options to purchase up to 25,000 shares of the Company’s common stock at an exercise price, which was the market value of the Company’s common stock on the date of the grant. In July 2006, the Company broadened the territory covered by the Sales and Marketing Agreement to include the United States and added Innogyn, Inc., a related party of GlobalMed, as co-distributor under the agreement.

On July 27, 2005, the Company entered into a Marketing Agreement with KDS Marketing, Inc. (“KDS”). Using money invested by each party, KDS has researched market opportunities for the Company’s diode laser and related delivery systems, and KDS is now marketing the diode laser primarily through a website that physicians may access for information about purchasing the lasers. KDS began marketing the laser in the first quarter 2006 but has faced difficult market conditions and has yet to achieve meaningful results.

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

As part of our commercialization strategy in the United States, we provide the XTRAC laser system to targeted dermatologists at no initial capital cost. Unlike our international strategy, we generally do not sell the laser system domestically, but maintain ownership of the laser and earn revenue each time a physician treats a patient with the equipment. We believe that this strategy will create incentives for physicians to adopt the XTRAC laser system and will increase market penetration. On occasion we have sold and will sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference.

For the past six years, we have sought to clear the path of obstacles and barriers to a roll-out of the XTRAC laser system in dermatology. In 2000, the laser system, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer-based laser system. For the first two years, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years, we have pursued widespread reimbursement commencing with obtaining newly created Current Procedure Terminology (“CPT”) reimbursement codes that became effective in 2003. This was followed by a lengthy process of persuading private medical insurers to adopt a positive reimbursement policy for the procedure. As a result of initiatives undertaken by the Company and by the physician community, the ability for physicians to process claims efficiently and receive positive payment decisions for use of the XTRAC system improved significantly during the latter part of 2005 and 2006. In March 2007, the Blue Cross Blue Shield Association (BCBSA) published a National Reference Policy that now recommends positive reimbursement coverage for psoriasis, including the XTRAC as first step therapy for moderate to severe psoriasis comprising less than 20% body area.

We increased our dermatology sales force and marketing department as part of the acquisition of ProCyte in March 2005. We now have 11 sales representatives in the domestic XTRAC segment (not including the 9 clinical specialists that we have recently hired to train and support our customers) and 20 sales representatives in the Skin Care segment. The sales representatives of each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system. In November 2005, we commenced an advertising campaign in selected regions that have attained certain levels of reimbursement in order to make consumers aware of the technology and therapeutic benefits of targeted UVB laser treatment for psoriasis. We continue to analyze and adjust this campaign for effectiveness.

However, we do see that some of our sales and marketing expenses have grown faster than the revenues on which the expenses are targeted to have positive impact. For example, we have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the payback in utilization is expected to be attained over more periods than in just the period in which we incurred the expense. We have also increased the number of sales representatives and also established a cadre of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up courses of treatment after the effect of the first battery of treatment sessions starts to wear off. The efforts of this cadre, if successful, will likely realize benefits over several fiscal quarters.

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

Skin Care (ProCyte)

Skin Care generates revenues from the sale of skin health, hair care and wound care products; the sale of copper peptide compound in bulk; and royalties on licenses for the patented copper peptide compound.

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

Surgical Services

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. Although we intend to increase our investment in this business during 2007, we will continue to pursue a cautious growth strategy in order to conserve our cash resources for the XTRAC business segments.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended March 31,
	2007	2006
XTRAC Domestic Services	$1,806,926	$1,059,630
International Dermatology Equipment Products	678,818	531,065
Skin Care (ProCyte) Products	3,485,710	3,460,561
Total Dermatology Revenues	5,971,454	5,051,256

Surgical Services	1,820,205	1,616,034
Surgical Products	1,236,909	1,413,872
Total Surgical Revenues	3,057,114	3,029,906

Total Revenues	$9,028,568	$8,081,162

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended March 31, 2007 and 2006 for domestic XTRAC procedures was $1,806,926 and $1,059,630, respectively, reflecting billed procedures of 25,016 and 18,760, respectively. In addition, 1,261 and 1,173 procedures were performed in the three months ended March 31, 2007 and 2006, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the period ended March 31, 2007 compared to the comparable period in 2006 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in procedures are dependent upon more widespread adoption of CPT codes with comparable rates by private healthcare insurers and on building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

In the first quarter of 2003, we implemented a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended March 31, 2007, we recognized net revenues of $65,950 under this program compared to $51,080 for the three months ended March 31, 2006. The change in deferred revenue under this program is presented in the table below.

For the three months ended March 31, 2007, domestic XTRAC laser sales were $348,760. There were eight lasers sold which were made for various reasons, including costs of logistical support and customer preferences. There were no domestic XTRAC laser sales for the three months ended March 31, 2006.

The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended March 31,
	2007	2006
Total revenue	$1,806,926	$1,059,630
Less: laser sales revenue	(348,760)	-
Recognized treatment revenue	1,458,166	1,059,630
Change in deferred program revenue	65,950	51,080
Change in deferred unused treatments	128,173	110,053
Net billed treatment revenue	$1,652,289	$1,220,763
Procedure volume total	26,277	19,933
Less: Non-billed procedures	1,261	1,173
Net billed procedures	25,016	18,760
Avg. price of treatments billed	$66.05	$65.07
Change in procedures with (recognized)/deferred program revenue, net	998	785
Change in procedures with deferred/(recognized) unused treatments, net	1,941	1,691

The average price for a treatment may be reduced in some instances based on the volume of treatments performed. The average price for a treatment also varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not generally been practical to use our therapy to treat severe psoriasis patients, but this may change as our new product, the XTRAC Ultra, has shorter treatment times. A study undertaken with the guidance of John Koo, MD, of the University of California at San Francisco, is evaluating the effectiveness of the Ultra in treating patients suffering from severe psoriasis. In March 2007, the Blue Cross Blue Shield Association (BCBSA) published a National Reference Policy that now recommends positive reimbursement coverage for psoriasis, including the XTRAC as first step therapy for moderate to severe psoriasis comprising less than 20% body area.

International Dermatology Equipment Segment

International sales of our dermatology equipment and related parts were $678,818 for the three months ended March 31, 2007 compared to $531,065 for the three months ended March 31, 2006. We sold 21 and 12 laser systems in the three months ended March 31, 2007 and 2006, respectively. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has caused us to reduce the prices we charge to international distributors. Furthermore, average selling prices for international dermatology equipment are influenced by the following two factors:

•
We have begun selling refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment. We sold three such used lasers in the three months ended March 31, 2006, and only one such laser in the three months ended March 31, 2007; and

•
We have begun selling the new VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment. In the three months ended March 31, 2007, we sold one VTRAC system.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended March 31,
	2007	2006
Gross Revenues	$678,818	$531,065
Less: parts revenues	(151,918)	(87,267)
Revenues from laser systems	526,900	443,798
Laser systems sold	11	12
Average revenue per laser	$47,900	$36,983

Skin Care (ProCyte) Segment

For the three months ended March 31, 2007, ProCyte revenues were $3,485,710 compared to $3,460,561 in the three months ended March 31, 2006. ProCyte revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

Revenues from Neutrogena decreased by $228,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Included in the decrease were $52,000 in royalties and $176,000 in bulk compound.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended March 31,
	2007	2006	% Change
Product sales	$3,330,710	$3,077,561	8.2%
Bulk compound sales	80,000	256,000	(68.7%)
Royalties	75,000	127,000	(40.9%)
Total ProCyte revenues	$3,485,710	$3,460,561	0.7%

Surgical Services Segment

In the three months ended March 31, 2007 and 2006, surgical services revenues were $1,820,205 and $1,616,034, respectively. This increase was primarily due to the fact that during the first quarter of 2006, we began to work with a regional hospital system in central Florida, which has continued to show business growth.

The following table illustrates the key changes in the Surgical Services segment for the periods reflected below:

	Three Months Ended March 31,
	2007	2006	% Change
Revenues	$1,820,205	$1,616,034	12.6%

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the three months ended March 31, 2007, surgical products revenues were $1,236,909 compared to $1,413,872 in the three months ended March 31, 2006. The decrease was due to $147,100 less laser system revenues, as a result of a decrease in the number of systems sold (11 vs. 18).

The increase in average price per laser between the period was largely due to the mix of lasers sold and partly due to the trade level at which the laser were sold (i.e. wholesale versus retail). Our diode laser has largely replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended March 31, 2007 were sales of 6 diode lasers. There were sales of 13 diode lasers, during the three months ended March 31, 2006. The diode lasers have lower sales prices than our other types of lasers. We expect that we will continue to sell more diode lasers than our other types of lasers into the near future.

Fiber and other disposables sales decreased 3% between the comparable three-month periods ended March 31, 2007 and 2006. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We continue to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. Any decline in laser and disposables revenues is partly offset by sales of CO2 and diode surgical lasers.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended March 31,
	2007	2006	% Change
Revenues	$1,236,909	$1,413,872	(12.5%)
Laser systems sold	11	18	(38.9%)
Laser system revenues	$320,500	$467,600	(31.4%)
Average revenue per laser	$29,136	$25,978	12.2%

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

Product cost of revenues for the three months ended March 31, 2007 was $2,137,012 compared to $2,321,669 for the three months ended March 31, 2006. Contributing to the decrease of $184,657 was a decrease in the cost of sales for Surgical Products in the amount of $279,018, reflecting a lower sales volume in the current quarter compared to the prior year. Furthermore, the current quarter’s sales represent a more favorable mix of disposable units, which are more profitable than laser units. Offsetting this decrease in the current quarter are incremental costs of sales of $120,156 for international XTRAC laser sales. This is a direct result of an increase in sales volume.

Services cost of revenues was $2,643,557 in the three months ended March 31, 2007 compared to $2,386,229 in the comparable period in 2006. Contributing to the $257,328 decrease was a $151,060 increase in the surgical services business segment due to increased revenues. This was partially offset by an increase of $102,809 in the cost of revenues for the domestic XTRAC services business.

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

Gross Margin Analysis

Gross margin increased to $4,247,999 during the three months ended March 31, 2007 from $3,373,264 during the same period in 2006. As a percent of revenues, gross margin increased to 47.1% for the three months ended March 31, 2007 from 41.7% for the same period in 2006.

The following table analyzes changes in our gross margin for the periods reflected below:

	Three Months Ended March 31,
Company Margin Analysis	2007	2006	% Change
Revenues	$9,028,568	$8,081,162	11.7%
Cost of revenues	4,780,569	4,707,898	1.5%
Gross profit	$4,247,999	$3,373,264	25.9%
Gross profit percentage	47.1%	41.7%

The primary reasons for the increases in gross margin for the three months ended March 31, 2007, compared to the same period in 2006 were as follows

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2007 than in 2006. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•
We sold XTRAC lasers domestically during the three months ended March 31, 2007. The gross margin on these sales are higher, approximately 83%, since certain of the lasers were previously being depreciated.

•	Surgical services revenues increased, and costs related to laser repairs increased during the period as well. Overall, the margins improved to 14.0% from 12.5% in 2006.

•
In the surgical products segment, absorbed labor and overhead plant costs, due to higher production levels, accounted for $148,000 of the decrease in cost of goods sold for the three months ended March 31, 2007

•
Partially offsetting the above was an increase in depreciation of $69,000 included in the XTRAC domestic cost of sales as a result of increasing the overall placements of new lasers since the period ended March 31, 2006.

The following table analyzes our gross margin for our Domestic XTRAC segment for the periods presented below:

	Three Months Ended March 31,
XTRAC Domestic Segment	2007	2006	% Change
Revenues	$1,806,926	$1,059,630	70.5%
Cost of revenues	1,049,421	946,612	10.9%
Gross profit	$757,505	$113,018
Gross profit percentage	41.9%	10.7%

Gross margin increased for this segment for the three months ended March 31, 2007 from the comparable period in 2006 by $644,487. The key factors for the increases were as follows:

•
We sold XTRAC lasers domestically during the three months ended March 31, 2007. The gross margins on these sales are higher, approximately 83%, since certain of the lasers were previously being depreciated.

•
Key drivers in increased revenue in this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, increased treatment revenue accordingly. Our clinical support specialists have also begun to show favorable impact on increasing physicians’ utilization of the XTRAC laser system.

•
Procedure volume increased 33% from 18,760 to 25,016 billed procedures in the three months ended March 31, 2007 compared to the same period in 2006. Price per procedure did not change significantly between the periods.

•
The cost of revenues increased by $102,809 for the three months ended March 31, 2007. This increase is due primarily to an increase in depreciation on the lasers in service of $69,000 over the comparable prior year period. The depreciation costs will continue to increase in subsequent periods as the business grows thereby increasing the installed base of lasers. In addition, there was an increase in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues.

•
During the three months ended March 31, 2007, the cost of revenues increased by approximately $90,000, net of an estimated recovery, as a result of contaminated laser gas obtained from a vendor and introduced into the production process.

The following table analyzes our gross margin for our International Dermatology Equipment segment for the periods presented below:

	Three Months Ended March 31,
International Dermatology Equipment Segment	2007	2006	% Change
Revenues	$678,818	$531,065	27.8%
Cost of revenues	450,446	330,290	36.4%
Gross profit	$228,372	$200,775	13.7%
Gross profit percentage	33.6%	37.8%

Gross margin for the three months ended March 31, 2007 increased by $27,597, from the comparable period in 2006. The key factors for the increase were as follows:

•
We sold ten XTRAC laser systems and one VTRAC lamp-based excimer system during the three months ended March 31, 2007 and ten XTRAC laser systems and two VTRAC systems in the comparable period in 2006. The VTRAC systems have a higher gross margin than the XTRAC laser systems.

•
The International dermatology equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products. Partially offsetting the decrease in the number of laser systems sold was an increase in the average price of the laser systems sold. After adjusting the revenue for parts sales of approximately $152,000, the average price for lasers sold during this period was approximately $47,900 in the three months ended March 31, 2007, up from $37,000 in the comparable period in 2006.

The following table analyzes our gross margin for our SkinCare (ProCyte) segment for the periods presented below:

	Three Months Ended March 31,
Skin Care Segment	2007	2006	% Change
Product revenues	$3,330,710	$3,077,561	8.2%
Bulk compound revenues	80,000	256,000	(68.8%)
Royalties	75,000	127,000	(40.9%)
Total revenues	3,485,710	3,460,561	0.7%
Product cost of revenues	976,998	893,564	9.3%
Bulk compound cost of revenues	49,650	158,880	(68.8%)
Total cost of revenues	1,026,648	1,052,444	(2.5%)
Gross profit	$2,459,062	$2,408,117	8.1%
Gross profit percentage	70.5%	69.6%

Gross margin for the three months ended March 31, 2007 increased by $50,945, for the comparable periods in 2006. The key factor impacting gross margin was that copper peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no significant costs associated with this revenue stream.

The following table analyzes our gross margin for our Surgical Services segment for the periods presented below:

	Three Months Ended March 31,
Surgical Services Segment	2007	2006	% Change
Revenues	$1,820,205	$1,616,034	12.6%
Cost of revenues	1,565,638	1,414,578	10.7%
Gross profit	$254,567	$201,456	26.4%
Gross profit percentage	14.0%	12.5%

Gross margin in the Surgical Services segment for the three months ended March 31, 2007 increased by $53,111, from the comparable periods in 2006. The key factor impacting gross margin for the Surgical Services business was that we have opened a new, contiguous territory in which we have secured a long-term contract from which we anticipate growth in procedure volume. For that reason, we have relocated our personnel and material from a territory lost in 2005 to the new one.

The following table analyzes our gross margin for our Surgical Products segment for the periods presented below:

	Three Months Ended March 31,
Surgical Products Segment	2007	2006	% Change
Revenues	$1,236,909	$1,413,872	(12.5%)
Cost of revenues	688,416	963,974	(28.9%)
Gross profit	$548,493	$449,898	21.9%
Gross profit percentage	44.3%	31.8%

Gross margin for the Surgical Products segment in the three months ended March 31, 2007 compared to the same periods in 2006 increased by $98,595. The key factors impacting gross margin were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables. The current quarter’s sales represent a more favorable mix of the more profitable disposables.

•
Revenues for the three months ended March 31, 2007 decreased by $176,963 from the three months ended March 31, 2006 while cost of revenues decreased by $275,558 between the same periods. There were seven less laser systems sold in the three months ended March 31, 2007 than in the comparable period of 2006. However, the lasers sold in the 2007 period were at higher prices than in the comparable period in 2006. The increase in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the three months ended March 31, 2007 and 2006 were sales of $78,500 and $230,500 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•	Labor and overhead plant costs, due to higher production levels, accounted for $148,000 of the decrease in cost of goods sold for the three months ended March 31, 2007.

•
This revenue increase was partly offset by a decrease in sales of disposables between the periods. Disposables, which have a higher gross margin as a percent of revenues than lasers, represented a lower percentage of revenue in the three months ended March 31, 2007 compared to the same period in 2006.

Selling, General and Administrative Expenses

For the three months ended March 31, 2007, selling, general and administrative expenses increased $446,814 to $5,806,992 from the three months ended March 31, 2006. The increase was caused by higher sales costs due to increased staffing and related travel of $437,000 and $46,626 for stock options issued to consultants. Offsetting a portion of the increases for the three months ended March 31, 2007, was a decrease of $40,471 for stock-based compensation expense and a reduction of general administrative employee related costs of $99,000 compared to the prior year period.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2007 increased to $248,070 from $242,204 for the three months ended March 31, 2006. During the 2006 and 2007 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2007 decreased to $76,419, as compared to $121,143 for the three months ended March 31, 2006. The decrease in net interest expense was the result of the interest earned on cash reserves offsetting an increase in interest expense due to draws on the lease line of credit during the second, third and fourth quarters of 2006.

Net Loss

The aforementioned factors resulted in a net loss of $1,883,482 during the three months ended March 31, 2007, as compared to a net loss of $2,350,261 during the three months ended March 31, 2006, a decrease of 20%. This decrease was primarily the result of increased revenues along with the decrease in cost of sales and resulting increase in gross margin. This was partially offset by an increase of $132,105 of depreciation and amortization over the comparable three month period of the prior year.

Contributing to the reduction in the net loss during the three months ended March 31, 2007 compared to the net loss during the three months ended March 31, 2006 was a 31% improvement in the operating results of the combined XTRAC business units (Domestic XTRAC plus International Dermatology Equipment).

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended March 31,
	2007	2006	Change
Net loss	$1,883,482	$2,350,261	$467,920

Major expenses included in net loss:
Depreciation and amortization	1,149,200	1,017,095	132,105
Stock-based compensation	426,319	466,790	(40,471)
Total major expenses	$1,575,519	$1,483,885	$91,634

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive cash flows from operations.

At March 31, 2007, our current ratio was 2.36 compared to 2.66 at December 31, 2006. As of March 31, 2007, we had $15,043,226 of working capital compared to $16,069,616 as of December 31, 2006. Cash and cash equivalents were $12,202,678 as of March 31, 2007, as compared to $12,885,742 as of December 31, 2006. We had $156,000 of cash that was classified as restricted as of March 31, 2007 compared to $156,000 as of December 31, 2006.

As of March 31, 2007, we had an accumulated deficit of $89,558,485 and cash and cash equivalents $12,202,678, including restricted cash of $156,000, reflecting the private placement of our common stock in November 2006. We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive cash flow generated from operations. The 2007 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2007 operating plan calls for increased revenues and profits from the Skin Care business. Management of the Company believes that our existing cash balance together with other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements, at a minimum, beyond the second quarter of 2008.

On June 25, 2004, we entered into a leasing credit facility from GE Capital Corporation (“GE”). The credit facility has a commitment term of three years, expiring on June 25, 2007. We account for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with us. GE retains title as a form of security over the lasers. Each draw against the credit facility has a repayment period of three years and is secured by specific lasers, which we have sold to GE and leased back for deployment in the field. A summary of the activity under the GE leasing credit facility is presented in Note 8, “Long-term Debt”. We have accepted a proposal from GE to increase the leasing line of credit under a fourth tranche. We expect the tranche to be in place in the second quarter of 2007. Net cash provided by operating activities was $99,275 for three months ended March 31, 2007, compared to cash provided of $521,394 for the same period in 2006. The change was primarily due to an increase in inventory, an increase in accounts receivable, a decrease in accrued compensation expense and an increase in accounts payable.

Net cash used in investing activities was $909,815 for the three months ended March 31, 2007 compared to cash used of $1,090,533 for the three months ended March 31, 2006. This was primarily for the placement of lasers into service.

Net cash provided by financing activities was $127,476 for the three months ended March 31, 2007 compared to $624,415 for the three months ended March 31, 2006. In the three months ended March 31, 2007 we made payments of $165,672 on certain notes payable and capital lease. These payments were offset by the advances under the lease line of credit, net of payments, of $293,148.

Commitments and Contingencies

During the three months ended March 31, 2007, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2006 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2006 for descriptions of our legal proceedings.

In the matter we brought against RA Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, the discovery process is concluding. We have replied to the Defendants’ motion for summary judgment. The motion is to be heard on May 21, 2007. It is not expected that this matter will be brought to trial before the fall of 2007.

In the matter brought for malicious prosecution in California Superior Court by RA Medical Systems and Mr. Irwin against us, Jenkens & Gilchrist, LLP and Michael R. Matthias, Esq., trial is set for May 11, 2007, subject to possible scheduling changes. Trial will be to a jury. The plaintiffs are claiming that the defendants have injured them and caused economic damages from lost profits amounting to $9.5 million. Our defenses to the claims of injury and economic and punitive damages will rely on fact witnesses as well as on expert witnesses. We intend to defend against these claims vigorously but cannot guarantee that our defenses will prevail.

In the matter we have brought against our insurance carrier in the U.S. District Court for the Eastern District of Pennsylvania for declaratory judgment and breach of contract, the parties have cross-moved for summary judgment on the issue whether malicious prosecution is indemnifiable under our insurance policy. We expect that this cross-motion will be heard in the latter part of May 2007. In this matter too, we intend to argue our motion vigorously but cannot guarantee that our motion will prevail.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTOMEDEX, INC.

Date: May 10, 2007	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer