Form 10-Q
period 2007-06-30
PHOTOMEDEX INC
filed 2007-08-09
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of August 9, 2007 was 62,874,707 shares.

PHOTOMEDEX, INC.

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$10,562,607	$12,729,742
Restricted cash	117,000	156,000
Accounts receivable, net of allowance for doubtful accounts of $588,381 and $508,438, respectively	5,692,954	4,999,224
Inventories	7,840,302	7,301,695
Prepaid expenses and other current assets	1,121,146	534,135
Total current assets	25,334,009	25,720,796

Property and equipment, net	9,581,929	9,054,098
Goodwill, net	16,917,808	16,917,808
Patents and licensed technologies, net	1,529,887	1,695,727
Other intangible assets, net	3,072,625	3,537,625
Other assets	566,289	555,467
Total assets	$57,002,547	$57,481,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$505,667	$195,250
Current portion of long-term debt	3,655,286	3,018,874
Accounts payable	3,975,327	3,617,726
Accrued compensation and related expenses	1,180,829	1,529,862
Other accrued liabilities	1,011,426	657,293
Deferred revenues	1,041,707	632,175
Total current liabilities	11,370,242	9,651,180
Long-term liabilities:
Notes payable	120,065	133,507
Long-term debt	4,210,085	3,593,920
Total liabilities	15,700,392	13,378,607

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 62,874,707 and 62,536,054 shares issued and outstanding, respectively	628,747	625,360
Additional paid-in capital	132,067,851	131,152,557
Accumulated deficit	(91,394,443)	(87,675,003)
Total stockholders’ equity	41,302,155	44,102,914
Total liabilities and stockholders’ equity	$57,002,547	$57,481,521

* The December 31, 2006 balance sheet was derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2007	2006

Revenues:
Product sales	$5,675,853	$5,008,914
Services	3,642,867	3,214,829
	9,318,720	8,223,743

Cost of revenues:
Product cost of revenues	2,282,770	1,955,175
Services cost of revenues	2,621,703	2,269,015
	4,904,473	4,224,190

Gross profit	4,414,247	3,999,553

Operating expenses:
Selling and marketing	3,292,426	2,604,820
General and administrative	2,565,953	2,341,638
Engineering and product development	229,859	255,179
	6,088,238	5,201,637

Loss from operations	(1,673,991)	(1,202,084)

Interest expense, net	(161,967)	(137,847)

Net loss	($ 1,835,958)	($ 1,339,931)

Basic and diluted net loss per share	($0.03)	($0.03)

Shares used in computing basic and diluted net loss per share	62,709,147	52,622,189

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

Revenues:
Product sales	$11,272,410	$10,252,826
Services	7,074,878	6,052,079
	18,347,288	16,304,905

Cost of revenues:
Product cost of revenues	4,475,122	4,276,844
Services cost of revenues	5,207,039	4,655,244
	9,682,161	8,932,088

Gross profit	8,665,127	7,372,817

Operating expenses:
Selling and marketing	6,624,829	5,557,759
General and administrative	5,045,345	4,748,877
Engineering and product development	476,007	497,383
	12,146,181	10,804,019

Loss from operations	(3,481,054)	(3,431,202)

Interest expense, net	(238,386)	(258,990)

Net loss	($ 3,719,440)	($ 3,690,192)

Basic and diluted net loss per share	($0.06)	($0.07)

Shares used in computing basic and diluted net loss per share	62,623,079	52,399,143

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2006	62,536,054	$625,360	$131,152,557	($87,675,003)	$44,102,914
Stock options issued to consultants for services	-	-	77,751	-	77,751
Stock-based compensation expense related to employee options	-	-	551,578	-	551,578
Exercise of stock options	76,153	762	85,192	-	85,954
Issuance of restricted stock	262,500	2,625	172,762	-	175,387
Issuance of warrants for draws under line of credit	-	-	28,011	-	28,011
Net loss for the six months ended June 31, 2007	-	-	-	(3,719,440)	(3,719,440)
BALANCE, JUNE 30, 2007	62,874,707	$628,747	$132,067,851	($91,394,443)	$41,302,155

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	($ 3,719,440)	($ 3,690,192)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	2,331,915	2,054,511
Stock options issued to consultants for services	77,751	93,437
Stock-based compensation expense related to employee options and restricted stock	724,340	805,122
Amortization of deferred compensation	-	29,436
Provision for bad debts	83,843	58,246
Changes in operating assets and liabilities:
Accounts receivable	(777,573)	(271,585)
Inventories	(566,115)	(27,785)
Prepaid expenses and other assets	103,935	367,049
Accounts payable	357,602	463,295
Accrued compensation and related expenses	(349,033)	(36,033)
Other accrued liabilities	365,753	(277,184)
Deferred revenues	409,532	170,707
Other liabilities	(11,623)	-
Net cash used in operating activities	(969,113)	(260,976)
Cash Flows From Investing Activities:
Purchases of property and equipment	(30,294)	(34,830)
Lasers placed into service	(2,095,287)	(2,097,925)
Net cash used in investing activities	(2,125,581)	(2,132,755)
Cash Flows From Financing Activities:
Proceeds from issuance of restricted common stock	2,625	8,600
Costs related to issuance of common stock	-	(7,890)
Proceeds from exercise of options	85,954	76,180
Payments on long-term debt	(39,885)	(113,509)
Payments on notes payable	(297,849)	(396,547)
Net advancements on lease lines of credit	1,137,714	1,517,439
Decrease in restricted cash and cash equivalents	39,000	38,764
Net cash provided by financing activities	927,559	1,123,037
Net decrease in cash and cash equivalents	(2,167,135)	(1,270,694)
Cash and cash equivalents, beginning of period	12,729,742	5,403,036
Cash and cash equivalents, end of period	$10,562,607	$4,132,342

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

The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. Under these circumstances, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. At times, however, the Company sells XTRAC lasers to customers, due generally to customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.

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

The Company designed and manufactured the XTRAC laser system to treat psoriasis, vitiligo, atopic dermatitis and leukoderma phototherapeutically. The Company has received clearances from the U.S. Food and Drug Administration (“FDA”) to market the XTRAC laser system for each of these indications. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 before any of its procedures had been approved for medical insurance reimbursement. In the last several years, the Company has sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. As a result of initiatives undertaken by the Company and by the physician community, the ability for physicians to process claims efficiently and receive positive payment decisions for use of the XTRAC system improved significantly during the latter part of 2005 and 2006. In March 2007, the Blue Cross Blue Shield Association (“BCBSA”) published a National Reference Policy that now recommends reimbursement coverage for treatment of psoriasis by means of lasers, including the XTRAC, as first-step therapy for moderate to severe psoriasis comprising less than 20% of body surface area. The Company is now seeking adoption of this National Reference Policy by the remaining state Blue Cross- Blue Shield Health Insurance Plans, which currently do not have a positive payment policy for the XTRAC. The XTRAC is approved by Underwriters’ Laboratories; it is also CE-marked, and accordingly a third party regularly audits the Company’s quality system and manufacturing facility. The manufacturing facility for the XTRAC is located in Carlsbad, California.

Liquidity and Going Concern
As of June 30, 2007, the Company had an accumulated deficit of $91,394,443. Cash and cash equivalents, including restricted cash of $117,000, was $10,679,607. The Company has historically financed its operations with cash provided by equity financing and from lines of credit and, more recently but not yet consistently, from positive cash flow generated from operations. The 2007 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2007 operating plan reflects increased revenues and profits from the Skin Care business. Management of the Company believes that the Company’s existing cash balance together with other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements, at a minimum, beyond the second quarter of 2008.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended June 30, 2007 and 2006, the Company deferred $827,182 and $397,844, respectively, under this approach.

The Company has a program to support certain physicians in addressing treatments with the XTRAC laser system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended June 30, 2007, the Company deferred an additional $87,925, under this program, as all the SAB 104 Criteria for revenue recognition had not been met. At June 30, 2007, the Company had net deferred revenues of $188,437 under this program.

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

The Company estimates a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. The Company estimates that approximately 4% of the revenues under this program for the quarters ended June 30, 2007 and 2006 are subject to being credited or refunded to the physician.

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

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group would be classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2007 and during 2006, no such impairment existed.

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2007, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2007, no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2007 and during 2006, no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In some cases, however, the Company offers longer periods in order to meet competition. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the six months ended June 30, 2007 is summarized as follows:

June 30, 2007
Accrual at beginning of period	$123,738
Additions charged to warranty expense	127,500
Expiring warranties	(35,250)
Claims satisfied	(33,110)
Accrual at end of period	$182,878

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

Utilization of the Company’s net operating loss carryforwards is subject to various limitations of the Internal Revenue Code, of which the principal constraint is Section 382. Loss carryforwards from previous acquisitions (e.g. SLT, ProCyte) have already been constrained by this provision. If the Company undergoes a change of ownership in the future, the utilization of the Company’s loss carryforwards may be further materially constrained.

Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This financial statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at June 30, 2007, and no effect on the effective tax rate. No tax-related interest and penalties have been recognized in the financial statements. Virtually all tax years have net operating losses and therefore remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 11,120,797 and 8,301,392 as of June 30, 2007 and 2006, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three and six months ended June 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and six months ended June 30, 2007.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.75%	5.00%	4.78%	4.63%
Volatility	85.89%	94.64%	86.03%	94.14%
Expected dividend yield	0%	0%	0%	0%
Expected life	8.1 years	8.13 years	8.1 years	7.84 years
Estimated forfeiture rate	12%	11%	12%	11%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three and six months ended June 30, 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards made in the second quarter 2007 with the following weighted average assumptions:

Assumptions for Stock Awards	Three and Six Months Ended June 30, 2007
Risk-free interest rate	4.52%
Volatility	74.64%
Expected dividend yield	0%
Expected Life	5.07 years

The Company calculated expected volatility for restricted stock based on a mirror approach, where the daily stock price of our common stock during the seven-year period immediately after the grant will be the mirror of the historic daily stock price of our common stock during the seven-year period immediately preceding the grant.

Compensation expense for the three months ended June 30, 2007 included $266,045 from stock options grants and $94,218 from restricted stock awards. Compensation expense for the three months ended June 30, 2006 included $336,410 from stock options grants and $78,544 from restricted stock awards.

Compensation expense for the six months ended June 30, 2007 included $551,578 from stock options grants and $172,762 from restricted stock awards. Compensation expense for the six months ended June 30, 2006 included $648,034 from stock options grants and $157,088 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $15,508 and $77,751 was recognized during the three and six months ended June 30, 2007, respectively. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $16,814 and $93,437 was recognized during the three and six months ended June 30, 2006, respectively.

Supplemental Cash Flow Information
During the six months ended June 30, 2007, the Company financed certain credit facility costs for $36,840, financed insurance policies through notes payable for $606,180 and issued warrants to a leasing credit facility which are valued at $28,011, and which offset the carrying value of debt. In addition, the Company financed vehicle purchases of $71,941 under capital leases.

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

For the six months ended June 30, 2007 and 2006, the Company paid interest of $463,655 and $296,990, respectively. Income taxes paid in the six months ended June 30, 2007 and 2006 were immaterial.

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

Note 2
Inventories:

Set forth below is a detailed listing of inventories:

	June 30, 2007	December 31, 2006
Raw materials and work in progress	$4,860,061	$4,433,917
Finished goods	2,980.241	2,867,778
Total inventories	$7,840,302	$7,301,695

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of June 30, 2007 and December 31, 2006, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,383,744 and $1,354,444, respectively.

Note 3
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	June 30, 2007	December 31, 2006
Lasers in service	$17,667,638	$16,234,834
Computer hardware and software	341,407	334,490
Furniture and fixtures	335,551	331,379
Machinery and equipment	785,349	738,636
Autos and trucks	454,631	382,690
Leasehold improvements	247,368	247,368
	19,831,944	18,269,397
Accumulated depreciation and amortization	(10,250,015)	(9,215,299)
Property and equipment, net	$9,581,929	$9,054,098

Depreciation expense was $1,697,199 and $1,430,093 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, net property and equipment included $325,400 and $380,875, respectively, of assets recorded under capitalized lease arrangements, of which $154,794 and $122,717 was included in long-term debt at June 30, 2007 and December 31, 2006, respectively (see Note 8).

Note 4
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	June 30, 2007	December 31, 2006
Patents, owned and licensed, at gross costs of $505,533 and $501,657, net of accumulated amortization of $250,069 and $231,599, respectively.	$255,464	$270,058
Other licensed or developed technologies, at gross costs of $2,432,258 and $2,432,258, net of accumulated amortization of $1,157,835 and $1,006,589, respectively.	1,274,423	1,425,669
	$1,529,887	$1,695,727

Related amortization expense was $169,716 and $159,418 for the six months ended June 30, 2007 and 2006, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec. On March 31, 2006, the Company closed the transaction provided for in the License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). Pursuant to the license agreement, the Company must reimburse $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 5
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

	June 30, 2007	December 31, 2006
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $1,098,000 and $858,000, respectively.	$1,302,000	$1,542,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $777,741 and $607,743, respectively.	922,259	1,092,257
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $251,634 and $196,632, respectively.	848,366	903,368
	$3,072,625	$3,537,625

Related amortization expense was $465,000 and $465,000 for the six months ended June 30, 2007 and 2006, respectively. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 6
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	June 30, 2007	December 31, 2006
Accrued warranty	$182,878	$123,738
Accrued professional and consulting fees	602,693	320,331
Accrued sales taxes and other accrued liabilities	225,855	213,224
Total other accrued liabilities	$1,011,426	$657,293

Note 7
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	June 30, 2007	December 31, 2006
Note Payable - secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$146,552	$159,213

Note Payable - unsecured creditor, non-interest bearing, payable in 18 equal monthly installments of $4,326 through October 2007	17,306	43,265

Note Payable - unsecured creditor, interest at 8.72%, payable in monthly principal and interest installments of $12,119.61 through November 2007	59,299	-

Note Payable - unsecured creditor, interest at 5.44%, payable in monthly principal and interest installments of $51,353.95 through February 2008	402,575	-

Note Payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2007	-	126,279

	625,732	328,757
Less: current maturities	(505,667)	(195,250)
Notes payable, net of current maturities	$120,065	$133,507

Note 8
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	June 30, 2007	December 31, 2006
Total borrowings on credit facilities	$7,710,577	$6,490,077
Capital lease obligations (see Note 3)	154,794	122,717
Less: current portion	(3,655,286)	(3,018,874)
Total long-term debt	$4,210,085	$3,593,920

Leasing Credit Facility
The long-term debt is comprised largely of borrowings under a leasing credit facility that the Company entered into with GE Capital Corporation (“GE”) on June 25, 2004. The credit facility has a commitment term of three years, which expired on June 25, 2007. The Company accounts for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as security for the borrowings. The Company depreciates the lasers generally over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field. The Company does not plan on any future draws from GE; the Company will continue to pay down the outstanding indebtedness to GE.

Draws under the credit facility were set at an interest rate, which ranged from 577 basis points above the three-year Treasury note rate in the first year of the term to 400 basis points above the three-year Treasury rate in the third year of the term. Each draw in the first year of the term was discounted 7.75%; draws made by the second and third years were discounted 3.5%. The monthly payment set for a draw is self-amortizing.

The following table summarizes the future minimum payments that the Company expects to make for the 11 draws made under the credit facility:

	Quarter Ending		Year Ending December 31,
	9/30/07	12/31/07	2008	2009	2010

Future minimum payments	$1,078,712	$1,048,846	$3,842,332	$2,297,838	$457,080

With each draw, the Company issued warrants to purchase shares of the Company’s common stock which ranged from a high of 5% of the draw in the first year to 3% in the third year. The number of warrants is determined by dividing either 3% or 5% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price of the Company’s common stock for the ten days preceding the date of the draw. Taking the above factors into account, each draw has an effective interest rate that ranges from17.79% to 12.62%.

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

On June 29, 2007, the Company entered into an arrangement with LEAF Financial Corporation (“LEAF”), whereby LEAF may make available term loans to the Company under a facility for $6 million that will be available through June 30, 2008. Under the facility, LEAF is prepared to lend $45,000 against an XTRAC laser system. LEAF will be granted a first-priority lien on XTRAC lasers, and their associated cash flows from consignment agreements, which are pledged by the Company and which are free of, or have been released from, security interests of GE. The Company will retain ownership of all of the lasers pledged. The term loans are granted with self-amortizing payment terms of 3 years. The stated interest rate of a draw is to be set at 616.5 basis points above the 2-year SWAPS rate. The funds drawn down are not subject to an up-front discount, and no warrants are issuable under the facility. In the quarter ending June 30, 2007, the Company entered into a term loan from LEAF in the amount of $1,755,000. The effective interest rate was 11.53%.

Capital Leases
The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 3).

Note 9
Employee Stock Benefit Plans

The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-incentive stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. As of June 26, 2007, the stockholders approved an increase in the number of shares reserved to the 2005 Equity Compensation Plan and to the Outside Director Plan. Under the 2005 Equity Compensation Plan, a maximum of 6,160,000 shares of the Company’s common stock were reserved for issuance. At June 30, 2007, 3,154,800 shares were available for future grants under this Plan. Under the Outside Director Plan and under the 2005 Investment Plan, 931,250 shares and 388,000 shares, respectively, were available for issuance as of June 30, 2007. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2007	6,093,725	$2.09
Granted	696,000	1.13
Exercised	(76,153)	1.13
Cancelled	(345,682)	2.05
Outstanding, June 30, 2007	6,367,890	$2.00
Options excercisable at June 30, 2007	4,073,019	$2.08

At June 30, 2007, there was $4,145,082 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.70 years. The intrinsic value of options outstanding and exercisable at June 30, 2007 was not significant.

Note 10
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three and six months ended June 30, 2007 and 2006, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at June 30, 2007 and December 31, 2006 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at June 30, 2007 from the ProCyte acquisition has been entirely allocated to the Skin Care segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended June 30, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,215,926	$618,953	$3,094,697	$2,008,123	$1,381,021	$9,318,720
Costs of revenues	1,058,351	383,023	1,001,517	1,645,625	815,957	4,904,473
Gross profit	1,157,575	235,930	2,093,180	362,498	565,064	4,414,247
Gross profit %	52.2%	38.1%	67.6%	18.1%	40.9%	47.4%

Allocated Operating expenses:
Selling, general and administrative	1,448,670	44,479	1,424,583	230,889	161,305	3,309,925
Engineering and product development	-	-	99,599	-	130,260	229,859

Unallocated Operating expenses	-	-	-	-	-	2,548,454
	1,448,670	44,479	1,524,182	230,889	291,565	6,088,238
Income (loss) from operations	(291,095)	191,451	568,998	131,609	273,499	(1,673,991)

Interest expense, net	-	-	-	-	-	(161,967)

Net income (loss)	($291,095)	$191,451	$568,998	$131,609	$273,499	($1,835,958)

	Three Months Ended June 30, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,328,215	$290,616	$3,069,827	$1,749,315	$1,785,770	$8,223,743
Costs of revenues	879,464	122,069	939,795	1,363,760	919,102	4,224,190
Gross profit	448,751	168,547	2,130,032	385,555	866,668	3,999,553
Gross profit %	33.8%	58.0%	69.4%	22.0%	48.5%	48.6%

Allocated Operating expenses:
Selling, general and administrative	973,050	44,136	1,213,772	253,573	137,790	2,622,321
Engineering and product development	-	-	126,520	-	128,659	255,179

Unallocated Operating expenses	-	-	-	-	-	2,324,137
	973,050	44,136	1,340,292	253,573	266,449	5,201,637
Income (loss) from operations	(524,299)	124,411	789,740	131,982	600,219	(1,202,084)

Interest expense, net	-	-	-	-	-	(137,847)

Net income (loss)	($524,299)	$124,411	$789,740	$131,982	$600,219	($1,339,931)

	Six Months Ended June 30, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$4,022,852	$1,297,771	$6,580,407	$3,828,328	$2,617,930	$18,347,288
Costs of revenues	2,107,639	803,187	2,027,731	3,211,263	1,532,341	9,682,161
Gross profit	1,915,213	494,584	4,552,676	617,065	1,085,589	8,665,127
Gross profit %	47.6%	38.1%	69.2%	16.1%	41.5%	47.2%

Allocated Operating expenses:
Selling, general and administrative	2,992,743	69,399	2,833,592	463,371	300,725	6,659,830
Engineering and product development	-	-	191,091	-	284,916	476,007

Unallocated Operating expenses	-	-	-	-	-	5,010,344
	2,992,743	69,399	3,024,683	463,371	585,641	12,146,181
Income (loss) from operations	(1,077,530)	425,185	1,527,993	153,694	499,948	(3,481,054)

Interest expense, net	-	-	-	-	-	(238,386)

Net income (loss)	($1,077,530)	$425,185	$1,527,993	$153,694	$499,948	($3,719,440)

	Six Months Ended June 30, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,387,845	$821,681	$6,530,388	$3,365,349	$3,199,642	$16,304,905
Costs of revenues	1,826,076	452,359	1,992,239	2,778,338	1,883,076	8,932,088
Gross profit	561,769	369,322	4,538,149	587,011	1,316,566	7,372,817
Gross profit %	23.5%	44.9%	69.5%	17.4%	41.1%	45.20%

Allocated Operating expenses:
Selling, general and administrative	2,105,001	61,567	2,641,946	505,649	278,597	5,592,760
Engineering and product development	-	-	232,255	-	265,128	497,383

Unallocated Operating expenses	-	-	-	-	-	4,713,876
	2,105,001	61,567	2,874,201	505,649	543,725	10,804,019
Income (loss) from operations	(1,543,232)	307,755	1,663,948	81,362	772,841	(3,431,202)

Interest expense, net	-	-	-	-	-	(258,990)

Net income (loss)	($1,543,232)	$307,755	$1,663,948	$81,362	$772,841	($3,690,192)

	June 30, 2007	December 31, 2006
Assets:
Total assets for reportable segments	$45,022,783	$43,955,628
Other unallocated assets	11,979,764	13,525,893
Consolidated total	$57,002,547	$57,481,521

For the three and six months ended June 30, 2007 and 2006 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Domestic	$7,828,339	$7,133,862	$15,416,579	$13,793,240
Foreign	1,490,381	1,089,881	2,930,709	2,511,665
	$9,318,720	$8,223,743	$18,347,288	$16,304,905

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in its Form 10-Q for the period ending June 30, 2007.

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

On March 30, 2006, the Company entered a strategic relationship with AzurTec to resume development, and to undertake the manufacture and distribution, of AzurTec's MetaSpex Laboratory System, a light-based system designed to detect certain cancers of the skin. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represent a 14% interest in AzurTec on a fully diluted basis. The Company will assist in the development of FDA-compliant prototypes for AzurTec’s product. Continuing development of this project requires additional investment by AzurTec, which AzurTec has undertaken to raise. The Company has granted AzurTec an additional 12 months (i.e. until December 30, 2007) in which to raise the additional investment. The Company will resume development once the additional investment has been raised, and AzurTec has settled its prior indebtedness to the Company for development work.

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

On April 14, 2006, the Company entered into a Clinical Trial Agreement protocol with the University of California at San Francisco. The protocol was originally for a phase 4, randomized, double-blinded study to evaluate the safety and efficacy of the XTRAC laser system in the treatment of moderate to severe psoriasis. The protocol has been revised to be an open-label study in order to facilitate greater patient recruitment into the study. John Koo, MD, a member of our Scientific Advisory Board, is guiding the study using our high-powered Ultra™ excimer laser.

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

As part of our commercialization strategy in the United States, we offer the XTRAC laser system to targeted dermatologists at no initial capital cost. Under this contractual arrangement, we maintain ownership of the laser and earn revenue each time a physician treats a patient with the equipment and we believe will increase market penetration. At times, however, we sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference.

For the past six years, we have sought to clear the path of obstacles and barriers to a roll-out of the XTRAC laser system in dermatology. In 2000, the laser system, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer-based laser system. For the first two years, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years, we have pursued widespread reimbursement commencing with obtaining newly created Current Procedure Terminology (“CPT”) reimbursement codes that became effective in 2003. This was followed by a lengthy process of persuading private medical insurers to adopt a positive reimbursement policy for the procedure. As a result of initiatives undertaken by the Company and by the physician community, the ability for physicians to process claims efficiently and receive positive payment decisions for use of the XTRAC system improved significantly during the latter part of 2005 and 2006. In March 2007, the Blue Cross Blue Shield Association (BCBSA) published a National Reference Policy that now recommends positive reimbursement coverage for psoriasis, including the XTRAC as first step therapy for moderate to severe psoriasis comprising less than 20% body area. The Company is now seeking adoption of this National Reference Policy by the remaining state Blue Cross-Blue Shield Health Insurance Plans which currently do not have a positive payment policy for the XTRAC.

We increased our dermatology sales force and marketing department as part of the acquisition of ProCyte in March 2005. Our 22 person XTRAC sales organization includes 12 sales representatives, 8 clinical specialists and 2 marketing support personnel. Our 29-person skin care sales organization includes 20 sales representatives, 4 customer service representatives and 5 marketing support personnel. The sales representatives of each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system. In November 2005, we commenced an advertising campaign in selected regions that have attained certain levels of reimbursement in order to make consumers aware of the technology and therapeutic benefits of targeted UVB laser treatment for psoriasis. We continue to analyze and adjust this campaign for effectiveness.

While our sales and marketing expenses have grown faster than the revenues on which the expenses are targeted to have positive impact, we expect to increase our overall revenue and productivity as a result of these expenditures in the long term. For example, we have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the payback in utilization is expected to be attained over more periods than in just the period in which we incurred the expense. We have also increased the number of sales representatives and also established a cadre of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up courses of treatment after the effect of the first battery of treatment sessions starts to wear off. The efforts of this cadre, if successful, will likely realize benefits over several fiscal quarters.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended June 30, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
XTRAC Domestic Services	$2,215,926	$1,328,215	$4,022,852	$2,387,845
International Dermatology Equipment Products	618,953	290,616	1,297,771	821,681
Skin Care (ProCyte) Products	3,094,697	3,069,827	6,580,407	6,530,389
Total Dermatology Revenues	5,929,576	4,688,658	11,901,030	9,739,915

Surgical Services	2,008,123	1,749,315	3,828,328	3,365,349
Surgical Products	1,381,021	1,785,770	2,617,930	3,199,641
Total Surgical Revenues	3,389,144	3,535,085	6,446,259	6,564,990

Total Revenues	$9,318,720	$8,223,743	$18,347,288	$16,304,905

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended June 30, 2007 and 2006 for domestic XTRAC procedures was $1,532,306 and $1,328,215, respectively, reflecting billed procedures of 27,777 and 21,365, respectively. In addition, 1,187 and 1,479 procedures were performed in the three months ended June 30, 2007 and 2006, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the six months ended June 30, 2007 and 2006 for domestic XTRAC procedures was $2,994,692 and $2,387,845, respectively, reflecting billed procedures of 52,793 and 40,125, respectively. In addition, 2,448 and 2,652 procedures were performed in the six months ended June 30, 2007 and 2006, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the periods ended June 30, 2007 compared to the comparable periods in 2006 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in procedures are dependent upon more widespread adoption of CPT codes with comparable rates by private healthcare insurers and on building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended June 30, 2007, we deferred net revenues of $87,925 under this program compared to $105,388 for the three months ended June 30, 2006. For the six months ended June 30, 2007, we deferred net revenues of $153,875 under this program compared to $156,468 for the six months ended June 30, 2006. The change in deferred revenue under this program is presented in the table below.

For the three and six months ended June 30, 2007, domestic XTRAC laser sales were $683,620 and $1,028,160, respectively. There were 15 and 23 lasers sold, respectively, which were made for various reasons, including costs of logistical support and customer preferences. There were no domestic XTRAC laser sales for the three and six months ended June 30, 2006.

The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	$2,215,926	$1,328,215	$4,022,852	$2,387,845
Less: laser sales revenue	(683,620)	-	(1,028,160)	-
Recognized treatment revenue	1,532,306	1,328,215	2,994,692	2,387,845
Change in deferred program Revenue	87,925	105,388	153,875	156,468
Change in deferred unused Treatments	192,569	(23,781)	320,742	86,273
Net billed revenue	$1,812,800	$1,409,822	$3,469,309	$2,630,586
Procedure volume total	28,964	22,844	55,241	42,777
Less: Non-billed procedures	1,187	1,479	2,448	2,652
Net billed procedures	27,777	21,365	52,793	40,125
Avg. price of treatments billed	$65.26	$65.99	$65.72	$65.53
Change in procedures with deferred program revenue, net	1,347	1,597	2,342	2,372
Change in procedures with deferred/(recognized) unused treatments, net	2,951	(360)	4,881	1,316

The average price for a treatment may be reduced in some instances based on the volume of treatments performed. The average price for a treatment also varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not generally been practical to use our therapy to treat severe psoriasis patients, but this may change as our new product, the XTRAC Ultra, has shorter treatment times. A study undertaken with the guidance of John Koo, MD, of the University of California at San Francisco, is evaluating the effectiveness of the Ultra in treating patients suffering from severe psoriasis. In March 2007, the Blue Cross Blue Shield Association (BCBSA) published a National Reference Policy that now recommends positive reimbursement coverage for treatment of psoriasis by laser, including the XTRAC as first step therapy for moderate to severe psoriasis comprising less than 20% body area.

International Dermatology Equipment Segment

International sales of our dermatology equipment and related parts were $618,953 for the three months ended June 30, 2007 compared to $290,616 for the three months ended June 30, 2006. We sold 14 and 6 laser systems in the three months ended June 30, 2007 and 2006, respectively. International sales of our dermatology equipment and related parts were $1,297,771 for the six months ended June 30, 2007 compared to $821,681 for the six months ended June 30, 2006. We sold 25 and 18 laser systems in the six months ended June 30, 2007 and 2006, respectively. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has caused us to reduce the prices we charge to international distributors. Furthermore, average selling prices for international dermatology equipment are influenced by the following two factors:

•
We have begun selling refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment. We sold two and three such used lasers in the three and six months ended June 30, 2007, respectively, and two and five such lasers in the three and six months ended June 30, 2006, respectively; and

•
We have begun selling the new VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment. In the three and six months ended June 30, 2007, we sold eight and nine VTRAC systems, respectively. In the three and six months ended June 30, 2006, we sold two and four VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$618,953	$290,616	$1,297,771	$821,681
Laser systems sold	14	6	25	18
Average revenue per laser	$44,211	$48,436	$51,911	$45,649

Skin Care (ProCyte) Segment

For the three months ended June 30, 2007, ProCyte revenues were $3,094,697 compared to $3,069,827 in the three months ended June 30, 2006. For the six months ended June 30, 2007, ProCyte revenues were $6,580,407 compared to $6,530,388 in the six months ended June 30, 2006. ProCyte revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

Bulk compound sales decreased by $144,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These sales are mainly from Neutrogena and will affect future royalties earned from Neutrogena.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product sales	$2,859,697	$2,838,815	$6,190,407	$5,916,377
Bulk compound sales	160,000	128,000	240,000	384,000
Royalties	75,000	103,012	150,000	230,012
Total ProCyte revenues	$3,094,697	$3,069,827	$6,580,407	$6,530,389

We engaged a new senior officer to direct the operations of the skin care segment. The new officer has devised plans to increase existing product sales and to introduce new products of our own (e.g. Neova® Skin Brightening Serum) and third-party products we have licensed (e.g. MD Lash Factor ™ conditioner).

Surgical Services Segment

In the three months ended June 30, 2007 and 2006, surgical services revenues were $2,008,123 and $1,749,315, respectively. In the six months ended June 30, 2007 and 2006, surgical services revenues were $3,828,328 and $3,365,349, respectively. These increases were primarily due to the fact that during the first quarter of 2006, we began working with a regional hospital system in central Florida, which has continued to show business growth.

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the three months ended June 30, 2007, surgical products revenues were $1,381,021 compared to $1,785,770 in the three months ended June 30, 2006. The decrease was partly due to $112,000 less laser system revenues, as a result of a decrease in the number of systems sold (25 vs. 27). For the six months ended June 30, 2007, surgical products revenues were $2,617,930 compared to $3,199,641 in the six months ended June 30, 2006. The decrease was partly due to $258,300 less laser system revenues, as a result of a decrease in the number of systems sold (36 vs. 45).

The decrease in average price per laser between the periods was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser, which has a lower sales price than our other types of lasers, has largely replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three and six months ended June 30, 2007 were sales of 22 and 28 diode lasers. There were sales of 23 and 36 diode lasers, during the three and six months ended June 30, 2006. We expect that we will continue to sell more diode lasers than our other types of lasers in the near future.

Fiber and other disposables sales decreased 26% and 17% between the comparable three-month and six-month periods ended June 30, 2007 and 2006. This is due to the fact that in the three and six months ended June 30, 2006 we had a one-time order of approximately $250,000. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We continue to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. Any decline in laser and disposables revenues is partly offset by sales of CO2 and diode surgical lasers.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2006	2006	2006
Revenues	$1,381,021	$1,785,770	$2,617,930	$3,199,641
Laser systems sold	25	27	36	45
Laser system revenues	$513,540	$625,590	$834,040	$1,092,340
Average revenue per laser	$20,542	$23,170	$23,168	$24,274

Cost of Revenues

Our costs of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in the International Dermatology Equipment segment, the Skin Care segment (with royalties included in the services side of the segment), and the Surgical Products segment (with laser maintenance fees included in the services side of this segment). Product costs also include XTRAC domestic laser sales. Within services cost of revenues are the costs associated with the Domestic XTRAC segment, excluding the laser sales, and the Surgical Services segment, as well as costs associated with royalties and maintenance.

Product cost of revenues for the three months ended June 30, 2007 was $2,282,770 compared to $1,955,175 for the three months ended June 30, 2006. The $327,595 increase reflected the cost of sales for the domestic XTRAC laser sales of $108,168, an increase of $61,721 in costs for the ProCyte business and a $260,954 increase in costs associated with sales of XTRAC laser equipment sold outside the United States. Offsetting these increases was a decrease of $103,248 for surgical products, due to decreased laser system sales.

Product cost of revenues for the six months ended June 30, 2007 was $4,475,122 compared to $4,276,844 for the six months ended June 30, 2006. The $198,278 increase reflected the cost of sales for the domestic XTRAC laser sales of $166,255, an increase of $35,491 in costs for the ProCyte business and a $350,828 increase in costs associated with sales of XTRAC laser equipment sold outside the United States. Offsetting these increases was a decrease of $354,296 for surgical products, due to decreased laser system sales.

Services cost of revenues was $2,621,703 in the three months ended June 30, 2007 compared to $2,269,015 in the comparable period in 2006. Contributing to the $352,688 increase was a $281,968 increase in the surgical services business segment due to increased revenues. Additionally, there was an increase of $70,720 in the cost of revenues for the domestic XTRAC services business.

Services cost of revenues was $5,207,039 in the six months ended June 30, 2007 compared to $4,655,244 in the comparable period in 2006. Contributing to the $551,795 increase was a $436,487 increase in the surgical services business segment due to increased revenues. Additionally, there was an increase of $115,308 in the cost of revenues for the domestic XTRAC services business.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product:
XTRAC Domestic	$108,168	$-	$166,255	$-
International Dermatology Equipment	383,023	122,069	803,187	452,359
Skin Care	1,001,517	939,796	2,027,731	1,992,240
Surgical products	790,062	893,310	1,477,949	1,832,245
Total Product costs	$2,282,770	$1,955,175	$4,475,122	$4,276,844

Services:
XTRAC Domestic	$950,184	$879,464	$1,941,384	$1,826,076
Surgical Services	1,671,519	1,389,551	3,265,655	2,829,168
Total Services costs	$2,621,703	$2,269,015	$5,207,039	$4,655,244

Total Costs of Revenues	$4,904,473	$4,224,190	$9,682,161	$8,932,088

Gross Profit Analysis

Gross profit increased to $4,414,247 during the three months ended June 30, 2007 from $3,999,553 during the same period in 2006. As a percent of revenues, gross margin decreased to 47.4% for the three months ended June 30, 2007 from 48.6% for the same period in 2006.

Gross profit increased to $8,665,127 during the six months ended June 30, 2007 from $7,372,817 during the same period in 2006. As a percent of revenues, gross margin increased to 47.2% for the six months ended June 30, 2007 from 45.2% for the same period in 2006.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$9,318,720	$8,223,743	$18,347,288	$16,304,905
Percent increase	13.3%		12.5%
Cost of revenues	4,904,473	4,224,190	9,682,161	8,932,088
Percent increase	16.1%		8.4%
Gross profit	$4,414,247	$3,999,553	$8,665,127	$7,372,817
Gross margin percentage	47.4%	48.6%	47.2%	45.2%

The primary reasons for the increase in gross profit for the three months ended June 30, 2007, compared to the same period in 2006 were as follows

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2007 than in 2006. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•
We sold XTRAC lasers domestically during the three months ended June 30, 2007. The gross margin on these sales are higher, approximately 84%, since certain of the lasers were previously being depreciated.

•
Partially offsetting the above was an increase in depreciation of $52,000 included in the XTRAC domestic cost of sales as a result of increasing the overall placements of new lasers since the period ended June 30, 2006.

•
The gross margin percentage decreased for the three months ended June 30, 2007 due to a change in product mix. Revenues in the three months ended June 30, 2006 included a substantial one-time order of highly profitable surgical disposable products.

The primary reasons for the increase in gross profit for the six months ended June 30, 2007, compared to the same period in 2006 were as follows

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2007 than in 2006. Since each incremental treatment procedure carries negligible variable cost, this significantly enhanced profit margins. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•
We sold XTRAC lasers domestically during the three months ended June 30, 2007. The gross margin on these sales are higher, approximately 84%, since certain of the lasers were previously being depreciated.

•
Partially offsetting the above was an increase in depreciation of $121,000 included in the XTRAC domestic cost of sales as a result of increasing the overall placements of new lasers since the period ended June 30, 2006.

The following table analyzes our gross profit for our Domestic XTRAC segment for the periods presented below:

XTRAC Domestic Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$2,215,926	$1,328,215	$4,022,852	$2,387,845
Percent increase	66.8%		68.5%
Cost of revenues	1,058,352	879,464	2,107,639	1,826,076
Percent increase	20.3%		15.4%
Gross profit	$1,157,574	$448,751	$1,915,213	$561,769
Gross margin percentage	52.2%	33.8%	47.6%	23.5%

Gross profit increased for this segment for the three and six months ended June 30, 2007 from the comparable periods in 2006 by $708,823 and $1,353,444. The key factors for the increases were as follows:

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

•
Procedure volume increased 30% from 21,365 to 27,777 billed procedures in the three months ended June 30, 2007 compared to the same period in 2006. Price per procedure did not change significantly between the periods. Procedure volume increased 32% from 40,125 to 52,793 billed procedures in the six months ended June 30, 2007 compared to the same period in 2006. Price per procedure did not change significantly between the periods.

•
We sold XTRAC lasers domestically during the three and six months ended June 30, 2007. The gross margins on these sales are higher, approximately 84%, which is higher than overall gross margin of 52.2% and 47.6%, respectively, in this segment and which is largely due to the fact that certain of the lasers were previously being depreciated.

•
The cost of revenues increased by $178,888 for the three months ended June 30, 2007. This increase is due to the cost of sales for the lasers of $108,168 and to an increase in depreciation on the lasers in service of $52,000 over the comparable prior year period. The cost of revenues increased by $281,563 for the six months ended June 30, 2007. This increase is due to the cost of sales for the lasers of $166,255 and to an increase in depreciation on the lasers in service of $121,000 over the comparable prior year period. The depreciation costs will continue to increase in subsequent periods as the business grows thereby increasing the installed base of lasers. In addition, there was an increase in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues.

The following table analyzes our gross profit for our International Dermatology Equipment segment for the periods presented below:

International Dermatology Equipment Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$618,953	$290,616	$1,297,771	$821,681
Percent increase	113.0%		57.9%
Cost of revenues	383,023	122,069	803,187	452,359
Percent increase	213.8%		77.6%
Gross profit	$235,930	$168,547	$494,584	$369,322
Gross margin percentage	38.1%	58.0%	38.1%	44.9%

Gross profit for the three and six months ended June 30, 2007 increased by $67,383 and $125,262, respectively, from the comparable periods in 2006. The key factors for the increase were as follows:

•
We sold six XTRAC laser systems and eight VTRAC lamp-based excimer systems during the three months ended June 30, 2007 and four XTRAC laser systems and two VTRAC systems in the comparable period in 2006. We sold sixteen XTRAC laser systems and nine VTRAC lamp-based excimer systems during the six months ended June 30, 2007 and fourteen XTRAC laser systems and four VTRAC systems in the comparable period in 2006.

•
The International dermatology equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served to reduce the prices we charge international distributors for our excimer products.

•	Although there were more new XTRAC lasers sold in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, the average selling price was approximately 12% lower.

The following table analyzes our gross profit for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product revenues	$2,859,697	$2,838,815	$6,190,407	$5,916,377
Bulk compound revenues	160,000	128,000	240,000	384,000
Royalties	75,000	103,012	150,000	230,012
Total revenues	3,094,697	3,069,827	6,580,407	6,530,389

Product cost of revenues	887,597	860,356	1,864,161	1,753,920
Bulk compound cost of revenues	113,920	79,440	163,570	238,320
Total cost of revenues	1,001,517	939,795	2,027,731	1,992,240
Gross profit	$2,093,180	$2,130,032	$4,552,676	$4,538,149
Gross margin percentage	67.6%	69.4%	69.2%	69.5%

Gross profit for the three months ended June 30, 2007 decreased by $36,852, from the comparable period in 2006. Gross profit for the six months ended June 30, 2007 increased by $14,527, for the comparable period in 2006. The key factor impacting gross margin was that copper peptide bulk compound is sold at a substantially lower gross margin than skin care products, while revenues generated from licensees have no significant costs associated with this revenue stream. Product mix can contribute to slightly varying margins, and if a growing percentage of our product reaches the end-user customer through sales to distributors, our margins can also be negatively impacted.

The following table analyzes our gross profit for our Surgical Services segment for the periods presented below:

Surgical Services Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$2,008,123	$1,749,315	$3,828,328	$3,365,349
Percent increase	14.8%		13.8%
Cost of revenues	1,645,625	1,363,760	3,211,263	2,778,339
Percent increase	20.7%		15.6%
Gross profit	$362,498	$385,555	$617,065	$587,010
Gross margin percentage	18.1%	22.0%	16.1%	17.4%

Gross profit in the Surgical Services segment for the three months ended June 30, 2007 decreased by $23,057, from the comparable periods in 2006. Gross profit in the Surgical Services segment for the three months ended June 30, 2007 increased by $30,055, from the comparable periods in 2006. The key factor impacting gross margin for the Surgical Services business was:

•
For the three months ended June 30, 2007 compared to the three months ended June 30, 2006, the Company incurred incremental costs in repairs of $55,000, outside contractors of $40,000 and incremental depreciation of $55,000.

The following table analyzes our gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$1,381,021	$1,785,770	$2,617,931	$3,199,641
Percent decrease	(22.7%)		(18.2%)
Cost of revenues	815,956	919,102	1,532,341	1,883,074
Percent decrease	(11.2%)		(18.6%)
Gross profit	$565,065	$866,668	$1,085,590	$1,316,567
Gross margin percentage	40.9%	48.5%	41.5%	41.1%

Gross profit for the Surgical Products segment in the three and six months ended June 30, 2007 compared to the same periods in 2006 decreased by $302,603 and $230,977. The key factors impacting gross margin were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables..

•
Revenues for the three months ended June 30, 2007 decreased by $404,749 from the three months ended June 30, 2006 while cost of revenues decreased by $103,146 between the same periods. There were two less laser systems sold in the three months ended June 30, 2007 than in the comparable period of 2006. Additionally, the lasers sold in the 2007 period were at lower prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the three months ended June 30, 2007 and 2006 were sales of $321,990 and $410,790 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•
Revenues for the six months ended June 30, 2007 decreased by $581,710 from the six months ended June 30, 2006 while cost of revenues decreased by $350,733 between the same periods. There were nine less laser systems sold in the six months ended June 30, 2007 than in the comparable period of 2006. Additionally, the lasers sold in the 2007 period were at lower prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold. Included in the laser sales for the six months ended June 30, 2007 and 2006 were sales of $400,490 and $641,290 of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•
This revenue increase was partly offset by a decrease in sales of disposables between the periods. Disposables, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 26% and 17% between the comparable three-month and six-month periods ended June 30, 2007 and 2006. This is due to in the three and six months ended June 30, 2006 we had a one-time order of approximately $250,000.

Selling, General and Administrative Expenses

For the three months ended June 30, 2007, selling, general and administrative expenses increased $911,922 to $5,858,380 from the three months ended June 30, 2006. The increase was caused by higher sales costs due to increased staffing and related travel of $610,000, and increases in bad debt expense of $75,000, consulting expense of $80,000 and legal expense of $58,000. Offsetting a portion of the increases for the three months ended June 30, 2007, was a decrease of $56,000 for stock-based compensation expense.

For the six months ended June 30, 2007, selling, general and administrative expenses increased $1,363,538 to $11,670,174 from the six months ended June 30, 2006. The increase was caused by higher sales costs due to increased staffing and related travel of $1,044,000, and increases in consulting expenses of $123,000 and legal of $308,000. Offsetting a portion of the increases for the three months ended June 30, 2007, was a decrease of $96,000 for stock-based compensation.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2007 decreased to $229,859 from $255,179 for the three months ended June 30, 2006. Engineering and product development expenses for the six months ended June 30, 2007 decreased to $476,007 from $497,383 for the six months ended June 30, 2006. During the 2006 and 2007 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2007 decreased to $161,967, as compared to $137,847 for the three months ended June 30, 2006. Net interest expense for the six months ended June 30, 2007 decreased to $238,386, as compared to $258,990 for the six months ended June 30, 2006. The change in net interest expense was the result of the interest earned on cash reserves offsetting an increase in interest expense due to draws on the lease line of credit during the third and fourth quarters of 2006 and the first quarter of 2007.

Net Loss

The aforementioned factors resulted in a net loss of $1,835,958 during the three months ended June 30, 2007, as compared to a net loss of $1,339,931 during the three months ended June 30, 2006, an increase of 37%. The aforementioned factors resulted in a net loss of $3,719,440 during the six months ended June 30, 2007, as compared to a net loss of $3,690,192 during the six months ended June 30, 2006, an increase of 1%. These increases were primarily the result of increased sales and marketing expenses as well as an increase of $145,299 and $277,404 of depreciation and amortization for the three and six month periods, respectively, offset partially by increased revenues along with the increase in cost of sales and resulting increase in gross margin.

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended June 30,
	2007	2006	Change
Net loss	$1,835,958	$1,339,931	$496,027

Major expenses included in net loss:
Depreciation and amortization	1,182,715	1,037,416	145,299
Stock-based compensation	375,772	431,769	(55,997)
Total major expenses	$1,558,487	$1,469,184	$89,303

	For the six months ended June 30,
	2007	2006	Change
Net Loss	$3,719,440	$3,690,192	$29,248

Major Expenses:
Depreciation and amortization	2,331,915	2,054,511	277,404
Stock-based compensation	802,091	898,559	(96,468)
	$3,134,006	$2,953,070	$180,936

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive cash flows from operations.

At June 30, 2007, our current ratio was 2.23 compared to 2.66 at December 31, 2006. As of June 30, 2007, we had $13,963,767 of working capital compared to $16,069,616 as of December 31, 2006. Cash and cash equivalents were $10,679,607 as of June 30, 2007, as compared to $12,885,742 as of December 31, 2006. We had $117,000 of cash that was classified as restricted as of June 30, 2007 compared to $156,000 as of December 31, 2006.

As of June 30, 2007, we had an accumulated deficit of $91,394,443, and cash and cash equivalents were $10,679,607, including restricted cash of $117,000, reflecting the private placement of our common stock in November 2006. We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently but not yet consistently, from positive cash flow generated from operations. The 2007 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2007 operating plan calls for increased revenues and profits from the Skin Care business. Management of the Company believes that our existing cash balance together with other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements, at a minimum, beyond the second quarter of 2008.

On June 25, 2004, we entered into a leasing credit facility from GE Capital Corporation (“GE”). The credit facility has a commitment term of three years, expiring on June 25, 2007. We account for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with us. GE retains title as a form of security over the lasers. Each draw against the credit facility has a repayment period of three years and is secured by specific lasers, which we have sold to GE and leased back for deployment in the field. A summary of the activity under the GE leasing credit facility is presented in Note 8, “Long-term Debt”. We did not take a draw from GE in the second quarter of 2007 inasmuch as we secured from LEAF Financial Corporation (“LEAF”) a new credit facility with terms more favorable to us.

The new LEAF credit facility is for $6 million and is available through June 30, 2008. Under the facility, LEAF is prepared to lend $45,000 against an XTRAC laser system. LEAF will be granted a first-priority lien on XTRAC lasers, and their associated cash flows from consignment agreements, which are pledged by the Company and which are free of, or have been released from, security interests of GE. The Company will retain ownership of all of the lasers pledged. The term loans are granted with self-amortizing payment terms of 3 years. The stated interest rate of a draw is to be set at 616.5 basis points above the 2-year SWAPS rate. The funds drawn down are not subject to an up-front discount, and no warrants are issuable under the facility. In the quarter ending June 30, 2007, the Company was granted a term loan from LEAF in the amount of $1,755,000. The effective interest rate was 11.53%.

Net cash used by operating activities was $969,113 for six months ended June 30, 2007, compared to cash used of $260,976 for the same period in 2006. The change was primarily due to an increase in inventory, an increase in accounts receivable and a decrease in accrued compensation expense.

Net cash used in investing activities was $2,125,581 for the six months ended June 30, 2007 compared to cash used of $2,132,755 for the six months ended June 30, 2006. This was primarily for the placement of lasers into service.

Net cash provided by financing activities was $927,560 for the six months ended June 30, 2007 compared to $1,123,037 for the six months ended June 30, 2006. In the six months ended June 30, 2007 we made payments of $337,734 on certain notes payable and capital lease. These payments were offset by the advances under the lease line of credit, net of payments, of $1,137,714.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three and six months ended June 30, 2007, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2006 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three and six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2006 for descriptions of our legal proceedings.

In the matter we brought against RA Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, the discovery process is concluding and pre-trial preparations are being made, although a trial date has not been set. The presiding judge declined to hear oral argument on RA Medical’s motion for summary judgment. No ruling has been made..

In the matter brought for malicious prosecution in California Superior Court by RA Medical Systems and Mr. Irwin against us, Jenkens & Gilchrist, LLP and Michael R. Matthias, Esq., a settlement has been reached and finalized and, at the instance of the plaintiffs, the financial terms of the settlement agreement are to be kept confidential. The defendants did not admit any liability to plaintiffs, and they obtained general releases in their favor. Our insurance carrier paid the full amount that we were required to contribute to the settlement; however, it claims, and we dispute, a right to recoup from us a portion of the settlement payment.

In the matter we have brought against our insurance carrier in the U.S. District Court for the Eastern District of Pennsylvania for declaratory judgment and breach of contract, the parties filed on July 30, 2007 their briefs on their cross-motions for summary judgment. The primary issues for judgment are (i) whether a claim for malicious prosecution which has been resolved by a settlement in which there is no admission of liability is indemnifiable under our insurance policy and whether the carrier has a right to recoup a portion of the settlement payment; and (ii) whether our insurance carrier may limit its reimbursement to us of our legal defense fees to $175 per hour or, alternatively, must pay all reasonable attorneys’ fees incurred in the defense of the malicious prosecution matter. We have argued our motion vigorously. We believe, but cannot guarantee, that our motion will prevail. We have also sent to the carrier our claim for reimbursement of our defense costs, demanding payment in the full amount of $914,000 and further that the carrier promptly pay us, at a minimum, a partial payment for our defense costs of $328,000, which is the total calculated under the carrier’s asserted $175 per hour limit for attorneys’ fees. We have recognized the $328,000 partial billing as an offset to current legal expense; we will offset future legal expense by the difference between our full claim and the demanded partial payment when collectibility is assured.

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

ITEM 4. Submission of Matter to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on June 26, 2007. Richard J. DePiano, Jeffrey F. O’Donnell, Alan R. Novak, Anthony J. Dimun, David W. Anderson, Wayne M. Withrow and Stephen P. Connelly the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The vote tally is set forth below:

	Votes For	Votes Against	Votes Abstaining
Richard J. DePiano	46,369,595	0	4,772,875
Jeffrey F. O’Donnell	46,365,437	0	4,777,033
Alan R. Novak	45,343,710	0	5,798,760
Anthony J. Dimun	45,347,268	0	5,795,202
David W. Anderson	46,369,433	0	4,773,037
Wayne M. Withrow	45,348,948	0	5,793,522
Stephen P. Connelly	45,346,380	0	5,796,090

Amper, Politziner & Mattia, P.C. was ratified to be our independent auditors for the year ending December 31, 2007, with 47,484,762 votes for, 3,473,733 votes against and 183,974 votes abstaining.

An amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock from 75,000,000 to 100,000,000 was approved with 44,582,420 votes for, 6,506,640 votes against and 53,410 votes abstaining.

An amendment to the 2005 Equity Compensation Stock Option Plan to increase the number of shares of our common stock reserved for issuance thereunder from 3,160,000 to 6,160,000 was approved with 13,218,537 votes for, 7,518,225 votes against and 24,513 votes abstaining.

An amendment to the Amended and Restated 2000 Non-Employee Director Stock Option Plan to increase the number of shares of our common stock reserved for issuance thereunder from 1,400,000 to 2,100,000 was approved with 14,090,922 votes for, 6,631,202 votes against and 39,151 votes abstaining.

ITEM 6. Exhibits

10.34	Restricted Stock Agreement, dated May 1, 2007, between PhotoMedex, Inc. and Jeffrey F. O’Donnell
10.35	Restricted Stock Agreement, dated May 1, 2007, between PhotoMedex, Inc. and Dennis M. McGrath
10.36	Restricted Stock Agreement, dated May 1, 2007, between PhotoMedex, Inc. and Michael R. Stewart
10.37	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007.
10.38	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: August 9, 2007	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Dennis M. McGrath
Dennis M. McGrath Chief Financial Officer