Form 10-Q
period 2007-09-30
PHOTOMEDEX INC
filed 2007-11-09
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of November 9, 2007 was 63,032,207 shares.

PHOTOMEDEX, INC.

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$8,159,473	$12,729,742
Restricted cash	117,000	156,000
Accounts receivable, net of allowance for doubtful accounts of $548,446 and $508,438, respectively	5,828,110	4,999,224
Inventories	7,999,879	7,301,695
Prepaid expenses and other current assets	657,993	534,135
Total current assets	22,762,455	25,720,796

Property and equipment, net	10,056,058	9,054,098
Goodwill, net	16,917,808	16,917,808
Patents and licensed technologies, net	1,461,103	1,695,727
Other intangible assets, net	2,840,125	3,537,625
Other assets	499,749	555,467
Total assets	$54,537,298	$57,481,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$308,505	$195,250
Current portion of long-term debt	3,601,684	3,018,874
Accounts payable	3,778,882	3,617,726
Accrued compensation and related expenses	1,327,799	1,529,862
Other accrued liabilities	736,957	657,293
Deferred revenues	1,110,105	632,175
Total current liabilities	10,863,932	9,651,180
Long-term liabilities:
Notes payable	113,191	133,507
Long-term debt	3,514,157	3,593,920
Total liabilities	14,491,280	13,378,607

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 63,032,207 and 62,536,054 shares issued and outstanding, respectively	630,322	625,360
Additional paid-in capital	132,462,910	131,152,557
Accumulated deficit	(93,047,214)	(87,675,003)
Total stockholders’ equity	40,046,018	44,102,914
Total liabilities and stockholders’ equity	$54,537,298	$57,481,521

* The December 31, 2006 balance sheet was derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2007	2006

Revenues:
Product sales	$5,191,918	$5,165,901
Services	3,729,953	3,125,646
	8,921,871	8,291,547

Cost of revenues:
Product cost of revenues	2,154,566	2,097,500
Services cost of revenues	2,528,223	2,561,436
	4,682,789	4,658,936

Gross profit	4,239,082	3,632,611

Operating expenses:
Selling and marketing	3,157,730	2,678,419
General and administrative	2,390,599	2,220,985
Engineering and product development	202,163	267,062
	5,750,492	5,166,466

Loss from operations	(1,511,410)	(1,533,855)

Interest expense, net	(141,562)	(159,180)

Net loss	($ 1,652,972)	($ 1,693,035)

Basic and diluted net loss per share	($0.03)	($0.03)

Shares used in computing basic and diluted net loss per share	62,956,881	52,659,132

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Revenues:
Product sales	$16,464,329	$15,418,727
Services	10,804,831	9,177,725
	27,269,160	24,596,452

Cost of revenues:
Product cost of revenues	6,703,250	6,374,344
Services cost of revenues	7,788,637	7,216,680
	14,491,887	13,591,024

Gross profit	12,777,273	11,005,428

Operating expenses:
Selling and marketing	9,730,157	8,236,179
General and administrative	7,435,744	6,969,862
Engineering and product development	603,636	764,445
	17,769,537	15,970,486

Loss from operations	(4,992,264)	(4,965,058)

Interest expense, net	(379,947)	(418,170)

Net loss	($ 5,372,211)	($ 5,383,228)

Basic and diluted net loss per share	($0.09)	($0.10)

Shares used in computing basic and diluted net loss per share	62,735,569	52,486,758

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2006	62,536,054	$625,360	$131,152,557	($87,675,003)	$44,102,914
Stock options issued to consultants for services	-	-	93,429	-	93,429
Stock-based compensation expense related to employee options	-	-	827,337	-	827,337
Exercise of stock options	76,153	762	85,192	-	85,954
Issuance of restricted stock	420,000	4,200	276,384	-	280,584
Issuance of warrants for draws under line of credit	-	-	28,011	-	28,011
Net loss for the nine months ended September 31, 2007	-	-	-	(5,372,211)	(5,372,211)
BALANCE, SEPTEMBER 30, 2007	63,032,207	$630,322	$132,462,910	($93,047,214)	$40,046,018

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	($ 5,372,211)	($ 5,383,228)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,563,026	3,101,689
Stock options issued to consultants for services	93,429	111,706
Stock-based compensation expense related to employee options and restricted stock	1,103,721	1,136,405
Amortization of deferred compensation	-	44,155
Provision for bad debts	103,064	66,211
Changes in operating assets and liabilities:
Accounts receivable	(931,950)	(136,471)
Inventories	(724,448)	612,427
Prepaid expenses and other assets	648,793	710,407
Accounts payable	317,155	393,196
Accrued compensation and related expenses	(202,063)	110,464
Other accrued liabilities	91,286	(130,306)
Deferred revenues	477,930	198,758
Other liabilities	(11,624)	(17,415)
Net cash (used in) provided by operating activities	(843,892)	817,998
Cash Flows From Investing Activities:
Purchases of property and equipment	(108,640)	(60,910)
Lasers placed into service	(3,416,732)	(3,485,269)
Net cash used in investing activities	(3,525,372)	(3,546,179)
Cash Flows From Financing Activities:
Proceeds from issuance of restricted common stock	4,200	8,600
Costs related to issuance of common stock	-	(7,890)
Proceeds from exercise of options	85,954	76,180
Proceeds from exercise of warrants	-	168,000
Payments on long-term debt	(65,033)	(153,597)
Payments on notes payable	(501,884)	(656,130)
Net advancements on lease lines of credit	236,758	2,120,508
Decrease in restricted cash and cash equivalents	39,000	50,931
Net cash (used in) provided by financing activities	(201,005)	1,606,602
Net decrease in cash and cash equivalents	(4,570,269)	(1,121,579)
Cash and cash equivalents, beginning of period	12,729,742	5,403,036
Cash and cash equivalents, end of period	$8,159,473	$4,281,457

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

The Company designed and manufactured the XTRAC laser system to treat psoriasis, vitiligo, atopic dermatitis and leukoderma phototherapeutically. The Company has received clearances from the U.S. Food and Drug Administration (“FDA”) to market the XTRAC laser system for each of these indications. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 before any of its procedures had been approved for medical insurance reimbursement. In the last several years, the Company has sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. As a result of initiatives undertaken by the Company and by the physician community, the ability for physicians to process claims efficiently and receive positive payment decisions for use of the XTRAC system improved significantly during the latter part of 2005 and 2006. In March 2007, the Blue Cross Blue Shield Association (“BCBSA”) published a National Reference Policy that now recommends reimbursement coverage for treatment of psoriasis by means of lasers, including the XTRAC, as first-step therapy for moderate to severe psoriasis comprising less than 20% of body surface area. The Company is now seeking adoption of this National Reference Policy by the remaining state Blue Cross Blue Shield Health Insurance Plans, which currently do not have a positive payment policy for the XTRAC. The XTRAC is approved by Underwriters’ Laboratories; it is also CE-marked, and accordingly a third party regularly audits the Company’s quality system and manufacturing facility. The manufacturing facility for the XTRAC is located in Carlsbad, California.

Liquidity and Going Concern

As of September 30, 2007, the Company had an accumulated deficit of $93,047,214. Cash and cash equivalents, including restricted cash of $117,000, was $8,276,473. The Company has historically financed its operations with cash provided by equity financing and from lines of credit and, more recently but not yet consistently, from positive cash flow generated from operations. The 2007 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2007 operating plan reflects increased revenues and profits from the Skin Care business. Management of the Company believes that the Company’s existing cash balance together with other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements, at a minimum, beyond the third quarter of 2008.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criterion are recognized when invoiced amounts are fully paid.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended September 30, 2007 and 2006, the Company deferred $899,075 and $512,254, respectively, under this approach.

The Company has a program to support certain physicians in addressing treatments with the XTRAC laser system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. For the three months ended September 30, 2007, the Company deferred an additional $19,494, under this program, as all the SAB 104 Criteria for revenue recognition had not been met. At September 30, 2007, the Company had net deferred revenues of $177,936 under this program.

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

The Company estimates a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. The Company estimates that approximately 4% of the revenues under this program for the quarters ended September 30, 2007 and 2006 are subject to being credited or refunded to the physician.

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

Impairment of Long-Lived Assets and Intangibles

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group would be classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2007 and during 2006, no such impairment existed.

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2007, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets

Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2007, no such write-down was required.

Goodwill

Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2007 and during 2006, no such write-down was required.

Accrued Warranty Costs

The Company offers a warranty on product sales generally for a one to two-year period. In some cases, however, the Company offers longer periods in order to meet competition. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the nine months ended September 30, 2007 is summarized as follows:

September 30, 2007
Accrual at beginning of period	$123,738
Additions charged to warranty expense	207,500
Expiring warranties	(56,388)
Claims satisfied	(64,065)
Accrual at end of period	$210,785

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

Utilization of the Company’s net operating loss carryforwards is subject to various limitations of the Internal Revenue Code, of which the principal constraint is Section 382. Loss carryforwards from previous acquisitions (e.g. SLT, ProCyte) have already been constrained by this provision. If there is a subsequent change of ownership under Section 382, the utilization of the Company’s loss carryforwards may be further materially constrained.

Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” This financial interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at September 30, 2007, and no effect on the effective tax rate. No tax-related interest and penalties have been recognized in the financial statements. Virtually all tax years have net operating losses and therefore remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 10,267,093 and 8,195,191 as of September 30, 2007 and 2006, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three and nine months ended September 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three and nine months ended September 30, 2007.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Assumptions for Option Grants	2007	2006	2007	2006
Risk-free interest rate	4.83%	4.94%	4.78%	4.63%
Volatility	85.39%	91.01%	86.02%	93.27%
Expected dividend yield	0%	0%	0%	0%
Expected life	8.1 years	7.65 years	8.1 years	7.39 years
Estimated forfeiture rate	12%	11%	12%	11%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three and nine months ended September 30, 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards made in the second and third quarters 2007 with the following weighted average assumptions:

Assumptions for Stock Awards	Three and Nine Months Ended September 30, 2007
Risk-free interest rate	4.52%
Volatility	74.64%
Expected dividend yield	0%
Expected Life	5.07 years

The Company calculated expected volatility for restricted stock based on a mirror approach, where the daily stock price of our common stock during the seven-year period immediately after the grant will be the mirror of the historic daily stock price of our common stock during the seven-year period immediately preceding the grant.

Compensation expense for the three months ended September 30, 2007 included $275,759 from stock options grants and $103,623 from restricted stock awards. Compensation expense for the three months ended September 30, 2006 included $252,740 from stock options grants and $78,544 from restricted stock awards.

Compensation expense for the nine months ended September 30, 2007 included $827,337 from stock options grants and $276,384 from restricted stock awards. Compensation expense for the nine months ended September 30, 2006 included $900,773 from stock options grants and $235,632 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $15,678 and $93,429 was recognized during the three and nine months ended September 30, 2007, respectively. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $18,269 and $111,706 was recognized during the three and nine months ended September 30, 2006, respectively.

Supplemental Cash Flow Information

During the nine months ended September 30, 2007, the Company financed certain credit facility costs for $36,840, financed insurance policies through notes payable for $606,180 and issued warrants to a leasing credit facility which are valued at $28,011, and which offset the carrying value of debt. In addition, the Company financed vehicle purchases of $71,941 and laser purchases of $156,000 under capital leases.

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

For the nine months ended September 30, 2007 and 2006, the Company paid interest of $700,383 and $475,610, respectively. Income taxes paid in the nine months ended September 30, 2007 and 2006 were immaterial.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

Note 2

Inventories:

Set forth below is a detailed listing of inventories:

	September 30, 2007	December 31, 2006
Raw materials and work in progress	$4,704,944	$4,433,917
Finished goods	3,294,935	2,867,778
Total inventories	$7,999,879	$7,301,695

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of September 30, 2007 and December 31, 2006, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,340,340 and $1,354,444, respectively.

Note 3

Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	September 30, 2007	December 31, 2006
Lasers in service	$18,934,855	$16,234,834
Computer hardware and software	341,407	334,490
Furniture and fixtures	347,843	331,379
Machinery and equipment	849,237	738,636
Autos and trucks	454,631	382,690
Leasehold improvements	247,368	247,368
	21,175,341	18,269,397
Accumulated depreciation and amortization	(11,119,283)	(9,215,299)
Property and equipment, net	$10,056,058	$9,054,098

Depreciation expense was $2,621,617 and $2,159,912 for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, net property and equipment included $532,486 and $380,875, respectively, of assets recorded under capitalized lease arrangements, of which $285,624 and $122,717 was included in long-term debt at September 30, 2007 and December 31, 2006, respectively (see Note 8).

Note 4

Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	September 30, 2007	December 31, 2006
Patents, owned and licensed, at gross costs of $510,942 and $501,657, net of accumulated amortization of $259,306 and $231,599, respectively.	$251,636	$270,058
Other licensed or developed technologies, at gross costs of $2,432,258, net of accumulated amortization of $1,222,791 and $1,006,589, respectively.	1,209,467	1,425,669
	$1,461,103	$1,695,727

Related amortization expense was $243,909 and $244,277 for the nine months ended September 30, 2007 and 2006, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec. On March 31, 2006, the Company closed the transaction provided for in the License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). Pursuant to the license agreement, the Company must reimburse $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 5

Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

	September 30, 2007	December 31, 2006
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $1,218,000 and $858,000, respectively.	$1,182,000	$1,542,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $862,740 and $607,743, respectively.	837,260	1,092,257
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $279,135 and $196,632, respectively.	820,865	903,368
	$2,840,125	$3,537,625

Related amortization expense was $697,500 for the nine months ended September 30, 2007 and 2006, respectively. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 6

Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	September 30, 2007	December 31, 2006
Accrued warranty	$210,785	$123,738
Accrued professional and consulting fees	183,425	320,331
Accrued sales taxes and other accrued liabilities	222,747	213,224
Cash deposits	120,000	-
Total other accrued liabilities	$736,957	$657,293

Note 7

Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	September 30, 2007	December 31, 2006
Note Payable - secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$140,078	$159,213

Note Payable - unsecured creditor, non-interest bearing, payable in 18 equal monthly installments of $4,326 through October 2007	4,326	43,265

Note Payable - unsecured creditor, interest at 8.72%, payable in monthly principal and interest installments of $12,120 through November 2007	23,978	-

Note Payable - unsecured creditor, interest at 5.44%, payable in monthly principal and interest installments of $51,354 through February 2008	253,314	-

Note Payable - unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through March 2007	-	126,279

	421,696	328,757
Less: current maturities	(308,505)	(195,250)
Notes payable, net of current maturities	$113,191	$133,507

Note 8

Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	September 30, 2007	December 31, 2006
Total borrowings on credit facilities	$6,830,217	$6,490,077
Capital lease obligations (see Note 3)	285,624	122,717
Less: current portion	(3,601,684)	(3,018,874)
Total long-term debt	$3,514,157	$3,593,920

Leasing Credit Facility

The long-term debt is comprised largely of borrowings under a leasing credit facility that the Company entered into with GE Capital Corporation (“GE”) on June 25, 2004. The credit facility expired on June 25, 2007. The Company accounted for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with the Company. GE retains title as security for the borrowings. The Company depreciates the lasers generally over their remaining useful lives, as established when originally placed into service. Each draw against the credit facility has a self-amortizing repayment period of three years and is secured by specified lasers, which the Company has sold to GE and leased back for continued deployment in the field. The Company does not plan on any future draws from GE; the Company will continue to pay down the outstanding indebtedness to GE.

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

The following table summarizes the future minimum payments that the Company expects to make for the 11 draws made under the credit facility:

	Quarter Ending	Year Ending December 31,
	12/31/07	2008	2009	2010

Future minimum payments	$875,147	$3,842,332	$2,297,838	$457,080

With each draw, the Company issued warrants to purchase shares of the Company’s common stock which ranged from a high of 5% of the draw in the first year to 3% in the third year. The number of warrants was determined by dividing either 3% or 5% of the draw by the average closing price of the Company’s common stock for the ten days preceding the date of the draw. The warrants have a five-year term from the date of each issuance and bear an exercise price set at 10% over the average closing price of the Company’s common stock for the ten days preceding the date of the draw. Taking the above factors into account, each draw has an effective interest rate that ranges from17.79% to 12.62%.

For reporting purposes, the carrying value of the liability is reduced at the time of each draw by the value ascribed to the warrants. This reduction will be amortized at the effective interest rate to interest expense over the term of the draw. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants outstanding. Exercises will increase the amount of common stock outstanding and additional paid in capital.

In the quarter ending June 30, 2007, the Company entered into a term loan with LEAF Financial Corporation (“LEAF” ) in the amount of $1,755,000. The effective interest rate was 11.53%. LEAF will be granted a first-priority lien on XTRAC lasers, and their associated cash flows from consignment agreements, which are pledged by the Company and which are free of, or have been released from, security interests of GE. The Company will retain ownership of all of the lasers pledged. The term loans are granted with self-amortizing payment terms of 3 years.

The Company is currently evaluating multiple proposals for future financing for XTRAC laser placements, one of which is a written commitment for $6 million. The Company has secured a separate source to finance the acquisition of surgical lasers.

Capital Leases

The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 3).

Note 9

Employee Stock Benefit Plans

The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-incentive stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. As of September 26, 2007, the stockholders approved an increase in the number of shares reserved for the 2005 Equity Compensation Plan and for the Outside Director Plan. Under the 2005 Equity Compensation Plan, a maximum of 6,160,000 shares of the Company’s common stock have been reserved for issuance. At September 30, 2007, 2,995,250 shares were available for future grants under this plan. Under the Outside Director Plan and under the 2005 Investment Plan, 905,000 shares and 388,000 shares, respectively, were available for issuance as of September 30, 2007. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2007	6,093,725	$2.09
Granted	758,000	1.13
Exercised	(76,153)	1.13
Cancelled	(401,386)	1.90
Outstanding, September 30, 2007	6,374,186	$2.00
Options excercisable at September 30, 2007	4,205,610	$2.07

At September 30, 2007, there was $3,763,525 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.63 years. The intrinsic value of options outstanding and exercisable at September 30, 2007 was not significant.

Note 10

Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three and nine months ended September 30, 2007 and 2006, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at September 30, 2007 and December 31, 2006 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at September 30, 2007 from the ProCyte acquisition has been entirely allocated to the Skin Care segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended September 30, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,025,148	$819,442	$3,065,905	$1,899,200	$1,112,176	$8,921,871
Costs of revenues	1,009,237	538,292	903,688	1,545,437	686,135	4,682,789
Gross profit	1,015,911	281,150	2,162,217	353,763	426,041	4,239,082
Gross profit %	50.2%	34.3%	70.5%	18.6%	38.3%	47.5%

Allocated operating expenses:
Selling, general and administrative	1,496,326	40,809	1,323,172	170,374	144,548	3,175,229
Engineering and product development	-	-	103,696	-	98,467	202,163

Unallocated operating expenses	-	-	-	-	-	2,373,100
	1,496,326	40,809	1,426,868	170,374	243,015	5,750,492
Income (loss) from operations	(480,415)	240,341	735,349	183,389	183,026	(1,511,410)

Interest expense, net	-	-	-	-	-	(141,562)

Net income (loss)	($480,415)	$240,341	$735,349	$183,389	$183,026	($1,652,972)

	Three Months Ended September 30, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,601,125	$616,342	$3,050,249	$1,793,088	$1,230,743	$8,291,547
Costs of revenues	1,224,007	320,502	913,012	1,409,453	791,962	4,658,936
Gross profit	377,118	295,840	2,137,237	383,635	438,781	3,632,611
Gross profit %	23.6%	48.0%	70.1%	21.4%	35.7%	43.8%

Allocated operating expenses:
Selling, general and administrative	987,163	60,876	1,300,536	226,436	120,908	2,695,919
Engineering and product development	-	-	144,996	-	122,066	267,062

Unallocated operating expenses	-	-	-	-	-	2,203,485
	987,163	60,876	1,445,532	226,436	242,974	5,166,466
Income (loss) from operations	(610,045)	234,964	691,705	157,199	195,808	(1,533,855)

Interest expense, net	-	-	-	-	-	(159,180)

Net income (loss)	($610,045)	$234,964	$691,705	$157,199	$195,808	($1,693,035)

	Nine Months Ended September 30, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$6,048,000	$2,117,213	$9,646,312	$5,727,528	$3,730,107	$27,269,160
Costs of revenues	3,117,850	1,318,430	2,931,419	4,809,101	2,315,087	14,491,887
Gross profit	2,930,150	798,783	6,714,893	918,427	1,415,020	12,777,273
Gross profit %	48.4%	37.7%	69.6%	16.0%	37.9%	46.9%

Allocated operating expenses:
Selling, general and administrative	4,489,067	110,208	4,090,291	642,006	451,085	9,782,657
Engineering and product development	-	-	294,787	-	308,849	603,636

Unallocated operating expenses	-	-	-	-	-	7,383,244
	4,489,067	110,208	4,385,078	642,066	759,935	17,769,537
Income (loss) from operations	(1,558,917)	688,575	2,329,815	276,421	655,085	(4,992,264)

Interest expense, net	-	-	-	-	-	(379,947)

Net income (loss)	($1,558,917)	$688,575	$2,329,815	$276,421	$655,085	($5,372,211)

	Nine Months Ended September 30, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,988,970	$1,438,023	$9,580,637	$5,158,437	$4,430,385	$24,596,452
Costs of revenues	3,050,083	772,861	2,905,252	4,187,792	2,675,036	13,591,024
Gross profit	938,887	665,162	6,675,385	970,645	1,755,349	11,005,428
Gross profit %	23.5%	46.3%	69.7%	18.8%	39.6%	44.7%

Allocated operating expenses:
Selling, general and administrative	3,092,163	122,443	3,942,482	732,085	399,506	8,288,679
Engineering and product development	-	-	377,251	-	387,194	764,445

Unallocated operating expenses	-	-	-	-	-	6,917,362
	3,092,163	122,443	4,319,733	732,085	786,700	15,970,486
Income (loss) from operations	(2,153,276)	542,719	2,355,652	238,560	968,649	(4,965,058)

Interest expense, net	-	-	-	-	-	(418,170)

Net income (loss)	($2,153,276)	$542,719	$2,355,652	$238,560	$968,649	($5,383,228)

	September 30, 2007	December 31, 2006
Assets:
Total assets for reportable segments	$45,501,441	$43,955,628
Other unallocated assets	9,035,857	13,525,893
Consolidated total	$54,537,298	$57,481,521

For the three and nine months ended September 30, 2007 and 2006 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Domestic	$7,232,506	6,731,703	$22,614,086	$20,524,943
Foreign	1,689,365	1,559,844	4,655,074	4,071,509
	$8,921,871	$8,291,547	$27,269,160	$24,596,452

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in its Form 10-Q for the period ending September 30, 2007.

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

As part of our commercialization strategy in the United States, we offer the XTRAC laser system to targeted dermatologists at no initial capital cost. Under this contractual arrangement, we maintain ownership of the laser and earn revenue each time a physician treats a patient with the equipment, and we believe this arrangement will increase market penetration. At times, however, we sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference. We are finding that through sales of lasers we are able to reach, at respectable margins, a sector of the market that is better suited to a sale model than a per-procedure model.

For the past six years, we have sought to clear the path of obstacles and barriers to a roll-out of the XTRAC laser system in dermatology. In 2000, the laser system, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer-based laser system. For the first two years, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. In the last three years, we have pursued widespread reimbursement commencing with obtaining Current Procedure Terminology (“CPT”) reimbursement codes that became effective in 2003. This was followed by a lengthy process of persuading private medical insurers to adopt a positive reimbursement policy for the procedure. As a result of initiatives undertaken by the Company and by the physician community, the ability for physicians to process claims efficiently and receive positive payment decisions for use of the XTRAC system improved significantly during the latter part of 2005 and during 2006. In March 2007, the Blue Cross Blue Shield Association (BCBSA) published a National Reference Policy that now recommends positive reimbursement coverage for psoriasis, including the XTRAC, as first-step therapy for moderate to severe psoriasis comprising less than 20% body area. The Blue Cross Blue Shield Insurance plans have now adopted positive payment policies in Illinois, New Mexico, Oklahoma and Texas. The Company is now seeking adoption of this National Reference Policy by the remaining state Blue Cross Blue Shield Health Insurance Plans which currently do not have a positive payment policy for the XTRAC.

Our 23-person XTRAC sales organization includes 13 sales representatives, 8 clinical specialists and 2 marketing support personnel. Our 26-person skin care sales organization includes 19 sales representatives, 5 customer service representatives and 2 marketing support personnel. The sales representatives of each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling.

While our sales and marketing expenses have grown faster than the revenues on which the expenses are targeted to have positive impact, we expect to increase our overall revenue and productivity as a result of these expenditures in the long term. For example, we have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the payback in utilization is expected to be attained in periods subsequent to the period in which we incurred the expense. We have also increased the number of sales representatives and also established a group of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up courses of treatment after the effect of the first battery of treatment sessions starts to wear off.

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

ProCyte’s focus has been to provide unique products, primarily based upon patented technologies for selected applications in the dermatology, plastic and cosmetic surgery and spa markets. Looking to the future, we shall seek growth from a stream of new dermatological products, and support the new products with intellectual property where appropriate and where feasible. ProCyte has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through targeted technology licensing and supply agreements.

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

Surgical Services

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. We are continuing a cautious strategy in this segment in order to conserve our cash resources for the XTRAC business segments.

Surgical Products

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both inside and outside of the United States. Also included are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). We expect that sales of surgical laser systems and the related disposable base may begin to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset this erosion by cautiously expanding our surgical services segment and by increasing sales from the diode surgical laser introduced in 2004, including OEM arrangements.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three and nine months ended September 30, 2007. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
XTRAC Domestic Services	$2,025,148	$1,601,125	$6,048,000	$3,988,970
International Dermatology Equipment Products	819,442	616,342	2,117,213	1,438,023
Skin Care (ProCyte) Products	3,065,905	3,050,249	9,646,312	9,580,637
Total Dermatology Revenues	5,910,495	5,267,716	17,811,525	15,007,630

Surgical Services	1,899,200	1,793,088	5,727,528	5,158,437
Surgical Products	1,112,176	1,230,743	3,730,107	4,430,385
Total Surgical Revenues	3,011,376	3,023,831	9,457,635	9,588,822

Total Revenues	$8,921,871	$8,291,547	$27,269,160	$24,596,452

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended September 30, 2007 and 2006 for domestic XTRAC procedures was $1,716,383 and $1,263,000, respectively, reflecting billed procedures of 27,858 and 20,043, respectively. In addition, 1,229 and 2,161 procedures were performed in the three months ended September 30, 2007 and 2006, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the nine months ended September 30, 2007 and 2006 for domestic XTRAC procedures was $4,711,075 and $3,650,845, respectively, reflecting billed procedures of 80,651 and 60,168, respectively. In addition, 3,677 and 4,813 procedures were performed in the nine months ended September 30, 2007 and 2006, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the periods ended September 30, 2007 compared to the comparable periods in 2006 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans. Increases in procedures are dependent upon on building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended September 30, 2007, we deferred net revenues of $19,494 under this program compared to $54,211of additional recognized revenues for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we deferred net revenues of $173,369 under this program compared to $102,257 for the nine months ended September 30, 2006. The change in deferred revenue under this program is presented in the table below.

For the three and nine months ended September 30, 2007, domestic XTRAC laser sales were $308,765 and $1,336,925, respectively. There were 5 and 28 lasers sold, respectively. For the three and nine months ended September 30, 2006 domestic XTRAC laser sales were $338,125. We began selling lasers in the quarter ended September 30, 2006, and 8 lasers were sold. Overall, laser sales have been made for various reasons, including costs of logistical support and customer preferences. We are finding that through sales of lasers we are able to reach, at respectable margins, a sector of the market that is better suited to a sale model than a per-procedure model.

The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenue	$2,025,148	$1,601,125	$6,048,000	$3,988,970
Less: laser sales revenue	(308,765)	(338,125)	(1,336,925)	(338,125)
Recognized treatment revenue	1,716,383	1,263,000	4,711,075	3,650,845
Change in deferred program Revenue	19,494	(54,211)	173,369	102,257
Change in deferred unused Treatments	71,893	114,410	392,635	200,683
Net billed revenue	$1,807,770	$1,323,199	$5,277,079	$3,953,785
Procedure volume total	29,087	22,204	84,328	64,981
Less: Non-billed procedures	1,229	2,161	3,677	4,813
Net billed procedures	27,858	20,043	80,651	60,168
Avg. price of treatments billed	$64.89	$66.02	$65.43	$65.71
Change in procedures with deferred/(recognized) program revenue, net	300	(821)	2,650	1,556
Change in procedures with deferred unused treatments, net	1,108	1,733	6,001	3,054

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

International Dermatology Equipment Segment

International sales of our dermatology equipment and related parts were $819,442 for the three months ended September 30, 2007 compared to $616,342 for the three months ended September 30, 2006. We sold 15 and 13 pieces of dermatology equipment (i.e. lasers and lamps) in the three months ended September 30, 2007 and 2006, respectively. International sales of our dermatology equipment and related parts were $2,117,213 for the nine months ended September 30, 2007 compared to $1,438,023 for the nine months ended September 30, 2006. We sold 40 and 31 laser and lamp systems in the nine months ended September 30, 2007 and 2006, respectively. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has caused us to reduce the prices we charge to international distributors. Furthermore, average selling prices for international dermatology equipment are influenced by the following two factors:

•
We began selling refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment. We sold one and four such used lasers in the three and nine months ended September 30, 2007, respectively, and one and six such lasers in the three and nine months ended September 30, 2006, respectively; and

•
We began selling the new VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment. In the three and nine months ended September 30, 2007, we sold one and ten VTRAC systems, respectively. In the three and nine months ended September 30, 2006, we sold six and ten VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$819,442	$616,342	$2,117,213	$1,438,023
Less: part sales	(112,152)	(82,542)	(381,223)	(232,463)
Laser revenues	707,290	533,800	1,735,990	1,205,560
Laser systems sold	15	13	40	31
Average revenue per laser	$47,153	$41,062	$43,400	$38,889

Skin Care (ProCyte) Segment

For the three months ended September 30, 2007, ProCyte revenues were $3,065,905 compared to $3,050,249 in the three months ended September 30, 2006. For the nine months ended September 30, 2007, ProCyte revenues were $9,646,312 compared to $9,580,637 in the nine months ended September 30, 2006. ProCyte revenues are generated from the sale of various skin, hair care and wound products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

Bulk compound sales decreased by $160,400 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. These sales are mainly from Neutrogena and will affect future royalties earned from Neutrogena. Minimum contractual royalties from Neutrogena are scheduled to expire in November 2007.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product sales	$2,894,905	$2,901,891	$9,085,312	$8,818,267
Bulk compound sales	96,000	112,400	336,000	496,400
Royalties	75,000	35,958	225,000	265,970
Total ProCyte revenues	$3,065,905	$3,050,249	$9,646,312	$9,580,637

We engaged a new senior officer to direct the operations of our Skin Care segment. The new officer has devised plans to increase existing product sales and to introduce new products of our own (e.g. Neova® Skin Brightening Serum) and third-party products we have licensed (e.g. MD Lash Factor™ conditioner). Sale of MD Lash Factor conditioner in the quarter ended September 30, 2007 were $255,108.

Surgical Services Segment

In the three months ended September 30, 2007 and 2006, surgical services revenues were $1,899,200 and $1,793,088, respectively. In the nine months ended September 30, 2007 and 2006, surgical services revenues were $5,727,528 and $5,158,437, respectively. These increases were primarily due to an increase in revenue from urology procedures delivered using a laser system purchased from a third party manufacturer. Such procedures included a charge to the customer for the use of the laser and the technician to operate it, as well as a charge to the customer for the third party’s proprietary fiber delivery system.

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the three months ended September 30, 2007, surgical products revenues were $1,112,176 compared to $1,230,743 in the three months ended September 30, 2006. The decrease was largely due to a lower average selling price for the 19 lasers sold in the three months ended September 30, 2007. For the nine months ended September 30, 2007, surgical products revenues were $3,730,107 compared to $4,430,385 in the nine months ended September 30, 2006. The decrease was partly due to $278,800 less laser system revenues, as a result of a decrease in the number of systems sold (55 vs. 61) and a decrease in the average price per laser.

The decrease in average price per laser between the periods was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser, which has a lower sales price than our other types of lasers, has largely replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three and nine months ended September 30, 2007 were sales of 19 and 47 diode lasers. There were sales of 14 and 50 diode lasers, during the three and nine months ended September 30, 2006. We expect that we will continue to sell more diode lasers than our other types of lasers in the near future, including under OEM (“Original Equipment Manufacturer) arrangements.

Fiber and other disposables sales decreased 11% and 15% between the comparable three-month and nine-month periods ended September 30, 2007 and 2006. This is due to the fact that in the nine months ended September 30, 2006 we had a one-time order of approximately $250,000. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We continue to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business. Any decline in laser and disposables revenues is partly offset by sales of holmium, CO2 and diode surgical lasers.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$1,112,176	$1,230,743	$3,730,107	$4,430,385
Laser systems sold	19	16	55	61
Laser system revenues	$285,995	$305,625	$1,120,035	$1,397,965
Average revenue per laser	$15,052	$19,102	$20,364	$22,917

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

Product cost of revenues for the three months ended September 30, 2007 was $2,154,566, which was relatively level with the $2,097,500 of product cost of revenues for the three months ended September 30, 2006.

Product cost of revenues for the nine months ended September 30, 2007 was $6,703,250 compared to $6,374,344 for the nine months ended September 30, 2006. The increase of $328,906 is proportionate to the increase in revenues between the periods with slight differences being accounted for by a change in the mix of products sold.

Services cost of revenues was $2,528,222 in the three months ended September 30, 2007 compared to $2,561,436 in the comparable period in 2006 representing a decrease of $33,214. These costs did not increase proportionate to the increase in service revenues largely due to the improved manufacturing efficiencies in our XTRAC plant.

Services cost of revenues was $7,788,637 in the nine months ended September 30, 2007 compared to $7,216,680 in the comparable period in 2006. The increase of $571,957 is proportionate to the increase in revenues between the periods with slight differences being accounted for by a change in the mix of products sold.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product:
XTRAC Domestic	$53,295	$96,333	$219,550	$96,333
International Dermatology Equipment	538,292	320,502	1,318,430	772,861
Skin Care	903,688	913,012	2,931,419	2,905,252
Surgical products	659,291	767,653	2,233,851	2,599,898
Total Product costs	$2,154,566	$2,097,500	$6,703,250	$6,374,344

Services:
XTRAC Domestic	$955,942	$1,127,674	$2,898,300	$2,953,750
Surgical Services	1,572,280	1,433,762	4,890,337	4,262,930
Total Services costs	$2,528,222	$2,,561,436	$7,788,637	$7,216,680

Total Costs of Revenues	$4,682,788	$4,658,936	$14,491,887	$13,591,024

Gross Profit Analysis

Gross profit increased to $4,239,083 during the three months ended September 30, 2007 from $3,632,611 during the same period in 2006. As a percent of revenues, gross margin increased to 47.5% for the three months ended September 30, 2007 from 43.8% for the same period in 2006.

Gross profit increased to $12,777,273 during the nine months ended September 30, 2007 from $11,005,428 during the same period in 2006. As a percent of revenues, gross margin increased to 46.9% for the nine months ended June 30, 2007 from 44.7% for the same period in 2006.

The following table analyzes changes in our gross profit for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company Profit Analysis	2007	2006	2007	2006
Revenues	$8,921,871	$8,291,547	$27,269,160	$24,596,452
Percent increase	7.6%		10.9%
Cost of revenues	4,682,788	4,658,936	14,491,887	13,591,024
Percent increase	0.5%		6.6%
Gross profit	$4,239,083	$3,632,611	$12,777,273	$11,005,428
Gross margin percentage	47.5%	43.8%	46.9%	44.7%

The primary reasons for the increase in gross profit for the three months ended September 30, 2007, compared to the same period in 2006 were as follows

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2007 than in 2006. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•	The margin on XTRAC lasers sold domestically were higher in the three months ended September 30, 2007 (83%) than in the three months ended September 30, 2006 (72%).

The primary reasons for the increase in gross profit for the nine months ended September 30, 2007, compared to the same period in 2006 were as follows

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2007 than in 2006. Since each incremental treatment procedure carries negligible variable cost, this significantly enhanced profit margins. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•
We sold approximately $1 million more lasers domestically in the nine months ended September 30, 2007 at high margins compared to the same period in 2006. Certain of these lasers were previously being depreciated.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
XTRAC Domestic Segment	2007	2006	2007	2006
Revenues	$2,025,148	$1,60,1125	$6,048,000	$3,988,970
Percent increase	26.5%		51.6%
Cost of revenues	1,009,237	1,224,007	3,117,850	3,050,083
Percent (decrease)/increase	(17.5%)		2.2%
Gross profit	$1,015,911	$377,118	$2,930,150	$938,887
Gross margin percentage	50.2%	23.6%	48.4%	23.5%

Gross profit increased for this segment for the three and nine months ended September 30, 2007 from the comparable periods in 2006 by $638,793 and $1,991,263. The key factors for the increases were as follows:

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

•
Procedure volume increased 39% from 20,043 to 27,858 billed procedures in the three months ended September 30, 2007 compared to the same period in 2006. Price per procedure did not change significantly between the periods. Procedure volume increased 34% from 60,168 to 80,651 billed procedures in the nine months ended September 30, 2007 compared to the same period in 2006. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
The margin on XTRAC lasers sold domestically were higher in the three months ended September 30, 2007 (83%) than in the three months ended September 30, 2006 (72%). We sold approximately $1 million more lasers domestically in the nine months ended September 30, 2007 at high margins compared to the same period in 2006. Certain of these lasers were previously being depreciated.

•
The cost of revenues decreased by $214,770 for the three months ended September 30, 2007. This decrease is due to the absorption of additional allocable XTRAC manufacturing overhead costs due to the increased production. In addition, there was a decrease in the cost of sales for the lasers sold domestically of $43,038. The cost of revenues increased by $67,767 for the nine months ended September 30, 2007, mainly due to an increase in the cost of sales for the lasers sold domestically of $123,217.

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
International Dermatology Equipment Segment	2007	2006	2007	2006
Revenues	$819,442	$616,342	$2,117,213	$1,438,023
Percent increase	33.0%		47.2%
Cost of revenues	538,292	320,502	1,318,430	772,861
Percent increase	68.0%		70.6%
Gross profit	$281,150	$295,840	$798,783	$665,162
Gross margin percentage	34.3%	48.0%	37.7%	46.3%

Gross profit for the three months ended September 30, 2007 decreased by $14,690 from the comparable period in 2006. The key factors for the decrease were as follows:

•
We sold fourteen XTRAC laser systems and one VTRAC lamp-based excimer system during the three months ended September 30, 2007 and seven XTRAC laser systems and six VTRAC systems in the comparable period in 2006. A new VTRAC system has a lower price point but a higher gross margin percentage than a new XTRAC Ultra system.

•
The International dermatology equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served generally to reduce the prices we charge international distributors for our excimer products.

Gross profit for the nine months ended September 30, 2007 increased by $133,621 from the comparable periods in 2006. The key factors for the increase were as follows:

•
We sold thirty XTRAC laser systems and ten VTRAC lamp-based excimer systems during the nine months ended September 30, 2007 and twenty-one XTRAC laser systems and ten VTRAC systems in the comparable period in 2006.

•
The International dermatology equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served generally to reduce the prices we charge international distributors for our excimer products.

•	There were more new XTRAC lasers sold in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 and the average selling price was approximately 5% higher.

The following table analyzes the gross profit for our SkinCare (ProCyte) segment for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Skin Care (ProCyte) Segment	2007	2006	2007	2006
Product revenues	$2,894,905	$2,901,891	$9,085,312	$8,818,267
Bulk compound revenues	96,000	112,400	336,000	496,400
Royalties	75,000	35,958	225,000	265,970
Total revenues	3,065,905	3,050,249	9,646,312	9,580,637

Product cost of revenues	835,336	843,253	2,699,497	2,597,174
Bulk compound cost of revenues	68,352	69,759	231,922	308,078
Total cost of revenues	903,688	913,012	2,931,419	2,905,252
Gross profit	$2,162,217	$2,137,237	$6,714,893	$6,675,385
Gross margin percentage	70.5%	70.1%	69.6%	69.5%

Gross profit for the three and nine months ended September 30, 2007 was relatively level with the comparable periods in 2006.

The following table analyzes the gross profit for our Surgical Services segment for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Surgical Services Segment	2007	2006	2007	2006
Revenues	$1,899,200	$1,793,088	$5,727,528	$5,158,437
Percent increase	5.9%		11.0%
Cost of revenues	1,545,437	1,409,453	4,809,101	4,187,792
Percent increase	9.6%		14.8%
Gross profit	$353,763	$383,635	$918,427	$970,645
Gross margin percentage	18.6%	21.4%	16.0%	18.8%

Gross profit in the Surgical Services segment for the three and nine months ended September 30, 2007 decreased by $29,872 and $52,218, respectively, from the comparable periods in 2006. The key factor impacting gross margin for the Surgical Services business was:

•
For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, the Company incurred incremental costs in technicians of $43,000, outside contractors of $24,000 and incremental depreciation of $59,000.

•
For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the Company incurred incremental costs in technicians of $69,000, repairs of $62,000, outside contractors of $92,000 and incremental depreciation of $168,000.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Surgical Products Segment	2007	2006	2007	2006
Revenues	$1,112,176	$1,230,743	$3,730,107	$4,430,385
Percent decrease	(9.6%)		(15.8%)
Cost of revenues	686,135	791,962	2,315,087	2,675,036
Percent decrease	(13.4%)		(13.5%)
Gross profit	$426,041	$438,781	$1,415,020	$1,755,349
Gross margin percentage	38.3%	35.7%	37.9%	39.6%

Gross profit for the Surgical Products segment in the three and nine months ended September 30, 2007 compared to the same periods in 2006 decreased by $12,740 and $340,329. The key factors impacting gross margin were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended September 30, 2007 decreased by $118,567 from the three months ended September 30, 2006 while cost of revenues decreased by $105,827 between the same periods. There were three more laser systems sold in the three months ended September 30, 2007 than in the comparable period of 2006, although, the lasers sold in the 2007 period were at lower prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold.

•
Revenues for the nine months ended September 30, 2007 decreased by $700,278 from the nine months ended September 30, 2006 while cost of revenues decreased by $359,949 between the same periods. There were six less laser systems sold in the nine months ended September 30, 2007 than in the comparable period of 2006. Additionally, the lasers sold in the 2007 period were at lower prices than in the comparable period in 2006. The decrease in average price per laser was largely due to the mix of lasers sold.

•
Additionally there was a decrease in sales of disposables between the periods. Disposables, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 11% and 15% between the comparable three-month and nine-month periods ended September 30, 2007 and 2006. This is due to in part to having a one-time order of approximately $250,000 in the nine months ended September 30, 2006.

Selling, General and Administrative Expenses

For the three months ended September 30, 2007, selling, general and administrative expenses increased $648,925 to $5,548,329 from the three months ended September 30, 2006. The increase was caused by higher sales costs due to increased staffing and related travel of $355,000, and increases in marketing/advertising expense of $125,000, legal expense of $122,000 and stock-based compensation expense of $46,000.

For the nine months ended September 30, 2007, selling, general and administrative expenses increased $1,959,860 to $17,165,901 from the nine months ended September 30, 2006. The increase was caused by higher sales costs due to increased staffing and related travel of $1,327,000, and increases in consulting expenses of $100,000 and legal of $430,000.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2007 decreased to $202,163 from $267,062 for the three months ended September 30, 2006. Engineering and product development expenses for the nine months ended September 30, 2007 decreased to $603,636 from $764,445 for the nine months ended September 30, 2006. The decreases were due to changes in staffing levels. During the 2007 and 2006 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2007 decreased to $141,562, as compared to $159,180 for the three months ended September 30, 2006. Net interest expense for the nine months ended September 30, 2007 decreased to $379,947, as compared to $418,170 for the nine months ended September 30, 2006. The change in net interest expense was the result of the interest earned on cash reserves offsetting an increase in interest expense due to draws on the lease line of credit during the third and fourth quarters of 2006 and the first and second quarters of 2007.

Net Loss

The aforementioned factors resulted in a net loss of $1,652,972 during the three months ended September 30, 2007, as compared to a net loss of $1,693,035 during the three months ended September 30, 2006, a decrease of 2.4%. The aforementioned factors resulted in a net loss of $5,372,211 during the nine months ended September 30, 2007, as compared to a net loss of $5,383,228 during the nine months ended September 30, 2006, a decrease of .2%.

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended September 30,
	2007	2006	Change
Net loss	$1,652,972	$1,693,035	($40,063)

Major expenses included in net loss:
Depreciation and amortization	1,231,111	1,047,178	183,933
Stock-based compensation	395,058	349,553	45,505
Total major expenses	$1,626,169	$1,396,731	$229,438

	For the nine months ended September 30,
	2007	2006	Change
Net Loss	$5,372,211	$5,383,228	($11,017)

Major Expenses:
Depreciation and amortization	3,563,026	3,101,689	461,337
Stock-based compensation	1,197,150	1,248,111	(50,961)
	$4,760,176	$4,349,800	$410,376

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive cash flows from operations.

At September 30, 2007, our current ratio was 2.10 compared to 2.66 at December 31, 2006. As of September 30, 2007, we had $11,898,523 of working capital compared to $16,069,616 as of December 31, 2006. Cash and cash equivalents were $8,276,473 as of September 30, 2007, as compared to $12,885,742 as of December 31, 2006. We had $117,000 of cash that was classified as restricted as of September 30, 2007 compared to $156,000 as of December 31, 2006.

As of September 30, 2007, we had an accumulated deficit of $93,047,214, and cash and cash equivalents were $8,276,473, including restricted cash of $117,000, reflecting the private placement of our common stock in November 2006. We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently but not yet consistently, from positive cash flow generated from operations. The 2007 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2007 operating plan calls for increased revenues and profits from the Skin Care business. Management of the Company believes that our existing cash balance together with other existing financial resources, including access to lease financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements, at a minimum, beyond the third quarter of 2008.

On June 25, 2004, we entered into a leasing credit facility from GE Capital Corporation (“GE”). The credit facility expired on June 25, 2007. We accounted for each draw as funded indebtedness taking the form of a capital lease, with equitable ownership in the lasers remaining with us. GE retains title as a form of security over the lasers. We continue to make the monthly payments scheduled for each outstanding draw. A summary of the activity under the GE leasing credit facility is presented in Note 8, “Long-term Debt”. We do not plan on any future draws from GE.

In the quarter ending June 30, 2007, we entered into a term loan from LEAF in the amount of $1,755,000. The effective interest rate was 11.53%. LEAF has a first priority lien on XTRAC lasers, and the associated cash flows from consignment agreements which are pledged by us. The term loans are granted with self-amortizing payment terms of 3 years.

We are currently evaluating multiple proposals for future financing for XTRAC laser placements, one of which is a written commitment for $6 million.

Net cash used by operating activities was $843,852 for nine months ended September 30, 2007, compared to cash provided by $817,998 for the same period in 2006. The change was primarily due to an increase in inventory, an increase in accounts receivable and a decrease in accrued compensation expense.

Net cash used in investing activities was $3,525,572 for the nine months ended September 30, 2007 compared to cash used of $3,546,179 for the nine months ended September 30, 2006. This was primarily for the placement of lasers into service.

Net cash used by financing activities was $201,005 for the nine months ended September 30, 2007 compared to cash provided of $1,606,602 for the nine months ended September 30, 2006. In the nine months ended September 30, 2007 we made payments of $566,917 on certain notes payable and capital lease. These payments were offset, in part, by the advances under the lease line of credit, net of payments, of $236,758.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three and nine months ended September 30, 2007, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2006 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report are effective such that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three and nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2006 for descriptions of our legal proceedings.

In the matter we brought against RA Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, a new trial judge has been assigned to the case. The new judge heard oral argument on defendants’ motion for summary judgment, and on October 29, 2007, granted the motion. We are reviewing the judge’s opinion and evaluating our next course of action based on business and legal factors.

In the matter brought by RA Medical and Mr. Irwin against us and removed to the United States District Court for the Southern District of California, the same new trial judge in the forgoing action was assigned to this case as well. The new judge heard oral argument on plaintiffs’ motion to dismiss various counterclaims brought by us, and on October 29, 2007, granted the motion without prejudice. Plaintiffs’ claim against us of unfair competition and our counterclaim of contractual interference against the plaintiffs were not affected by the grant of the motion. We are reviewing the judge’s opinion and evaluating our next course of action based on business and legal factors.

In the matter we have brought against our insurance carrier in the United States District Court for the Eastern District of Pennsylvania for declaratory judgment and breach of contract, we are awaiting the decision of the trial judge in the parties’ cross-motions for summary judgment. Discovery in the case has been stayed pending the judge’s rulings.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that such litigation and claims will be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6. Exhibits

10.39	Restricted Stock Agreement, dated August 13, 2007, between PhotoMedex, Inc. and Michael R. Stewart

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: November 9, 2007	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Dennis M. McGrath
Dennis M. McGrath Chief Financial Officer