Form 10-K
period 2007-12-31
PHOTOMEDEX INC
filed 2008-03-17
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                     Accelerated filer  ☐
Non-accelerated filer  ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of our common stock as of March 14, 2008, was 63,032,207 shares. The aggregate market value of the common stock held by non-affiliates (61,482,362 shares), based on the closing market price ($0.99) of the common stock as of March 14, 2008 was $60,867,538.

i

Certain statements in this Annual Report on Form 10-K, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation, (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements.

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

The Domestic XTRAC® segment derives revenues principally from procedures performed by dermatologists in the United States. Our XTRAC system is generally placed in a dermatologist’s office without any initial capital cost and then we charge a fee-per-use to treat skin disease. On occasion, however, we sell XTRAC lasers to customers, due generally to customer circumstances and preferences. Our International Dermatology Equipment segment, in contrast, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues primarily by selling physician-dispensed skincare products worldwide.

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

The XTRAC laser system is designed and manufactured by us to phototherapeutically treat psoriasis, vitiligo, atopic dermatitis and leukoderma. We have secured specific 510(k) clearances from the United States Food and Drug Administration to market the XTRAC laser system for treatment of these conditions. The XTRAC is approved by Underwriters’ Laboratories; it is also CE-marked, and accordingly a third party regularly audits our quality system and manufacturing facility. Our manufacturing facility for the XTRAC is located in Carlsbad, California.

Our Skin Care business markets products for skin health, hair care and wound care generally distributed by dermatologists and plastic surgeons. Most of these products incorporate proprietary copper and manganese peptide technologies. The Skin Care business has a dedicated national sales force and marketing department. Our primary facility for the skincare business is located in Redmond, Washington.

Our Surgical businesses are located in Montgomeryville, Pennsylvania. In the surgical businesses, we also develop, manufacture and market proprietary lasers and delivery systems for both contact and non-contact surgery and provide surgical services utilizing these and other manufacturers’ products. The Montgomeryville facility also serves as our corporate headquarters.

Our Business Strategy: The Dermatology Businesses

Our short-term goal is to establish the XTRAC system as a preferred treatment modality for psoriasis and other inflammatory skin disorders through persuasive clinical evidence and widespread private healthcare reimbursement. Our longer-term goal is to be a world-class provider of the highest-quality, cost-effective, medical technologies. The following are the key elements of our strategy:

Establish Our XTRAC System as a Preferred Treatment Modality for Psoriasis and Other Inflammatory Skin Disorders. Several opinion leaders in the dermatological community have endorsed our XTRAC system as a preferred treatment modality for the majority of psoriasis and vitiligo patients. We are using these endorsements to attempt to accelerate the acceptance of our XTRAC system among dermatologists. We have also developed a set of medical practice tools, such as patient education videos, patient letters, sample press releases, point-of-sale displays and other advertising literature, to assist dermatologists in marketing our XTRAC system. As a result of improved health insurance reimbursement covering the XTRAC procedure we have expanded our sales force, clinical specialists and marketing initiatives.

Achieve Widespread Private Healthcare Reimbursement. The Centers for Medicare and Medicaid Services (CMS) published national Medicare rates, effective March 1, 2003, for the newly established laser reimbursement codes for inflammatory skin disorders such as psoriasis. For most of the last five years, we have sought to obtain widespread private reimbursement for the XTRAC procedure. Presently more than 90% of the U.S. population covered by private-health insurance has plans that reimburse for the excimer treatment of psoriasis.

Build Broad Consumer Awareness Program to Attract Those Not Currently Seeking Treatment. Of the 7 million people in the United States who have been diagnosed with psoriasis, only about 1.5 million seek regular care. We believe that many do not seek care largely due to the frustration caused by the limited effectiveness, inconvenience and negative side effects of treatment alternatives other than treatment with the XTRAC system. We have expended funds in print, radio and internet advertising to educate this frustrated segment of the population about how our XTRAC system enables more convenient and effective psoriasis treatment.

Increase Installed Base of Our XTRAC Systems by Minimizing Economic Risk to the Dermatologists. In the United States, we generally place our XTRAC system in dermatologists' offices on a fee-per-use basis to the physician. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating the economic risk to them. Occasionally, favorable economic circumstances influence our decision to sell the laser system directly to dermatologists.

Sell the XTRAC System in Foreign Countries to be Utilized to Treat Patients on a Wider Basis. We have entered into a number of distribution relationships with respect to the sale of our XTRAC system internationally. We have chosen this marketing approach over a direct marketing approach because of the varying economic, regulatory, insurance reimbursement and selling channel environments outside of the United States. We intend to enter into additional relationships in the future. However, we cannot be certain that our international distributors will be successful in marketing the XTRAC system outside of the United States or that our distributors will purchase more than the minimum contractual requirements or expected purchase levels under these relationships. To date, no units have been placed in international markets that provide a usage-based revenue stream. In addition, we have added a non-laser based product line to our international offering, called the VTRAC™. This product line is a result of licensed technologies from Stern Laser srl (“Stern”), our distributor in Italy. The purpose of this product offering is to provide a best-in-class non-laser purchase option to compete against lower-priced lamp-based international competitors.

Our Solution for Psoriasis

The XTRAC 308-nanometer (nm) excimer laser is an effective treatment option for patients with stable localized mild-to-moderate plaque psoriasis (about 80% of psoriasis cases), especially for patients whose plaques are recalcitrant to topical therapy. We believe our XTRAC system will become a preferred treatment modality for patients suffering from psoriasis. The XTRAC excimer laser offers numerous benefits to the patient, the physician, and the third-party insurance payer, including:

•
At 308 nanometers, the excimer laser utilizes an ultra-narrow wavelength in the narrowband UVB spectrum with a proven anti-psoriatic action. In addition, by focusing the energy exclusively to the psoriasis plaques, the laser avoids exposing normal skin to potentially detrimental UVB energy, all with fewer side effects than other treatment methods.

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

•
The excimer laser also has an established cost-effectiveness profile. A clinical economic analysis has demonstrated that the addition of excimer laser treatment results in no expected cost increase to the payer. The annual cost of excimer laser treatment is comparable to or less than other standard “Step 2” psoriasis treatment modalities, such as phototherapy treatment alternatives or alternative topical therapies. In addition, the cost-effectiveness of the excimer laser is superior due to the increased number of expected clear days.

•
The acceptance of this procedure has been established by the American Medical Association through the establishment of three specific CPT codes describing this procedure (96920, 96921 and 96922), as well as the establishment of Relative Value Units adopted by CMS. Since 2003, rates set by CMS have trended upward.

•
Numerous private payers and CMS carriers have recognized the clinical and economic merits of excimer laser treatment and have adopted medical coverage policies endorsing its use. In addition, approximately 113,000 excimer laser psoriasis procedures have been performed in the United States in 2007, approximately 89,000 in 2006, 60,000 in 2005 and 53,000 in 2004.

Our Solution for Vitiligo

In March 2001, the FDA granted 501(k) clearance to market our XTRAC system for the treatment of vitiligo. In 2006, we secured exclusive rights to U.S. Patent No. 6,979,327 from the Mount Sinai School of Medicine. The patent covers, among other things, treatment of vitiligo by means of an excimer laser system. Vitiligo is a disease in which the skin loses pigment due to destruction of the pigment cells, causing areas of the skin to become lighter in color than adjacent healthy skin. This condition can be distressing to patients. Between 1% and 2% of the population suffers from the condition, and there is no known cure. The principal conventional treatments for symptoms are PUVA radiation and, to a lesser extent, topical steroids and combination therapies. According to the National Vitiligo Foundation, or NVF, the cost of PUVA treatments, over a 12 to 18 month period, can run $6,000 or more and involve 120 clinic visits. Moreover, according to the NVF, current conventional treatment methods are unsatisfactory and many patients tend to lose the pigment they were successful in gaining through PUVA therapy. Our XTRAC system can effectively re-pigment a patient's skin, allowing treated areas to become homogeneous in pigment to healthy surrounding skin and restore the patient's skin to its original condition. As treatment levels of psoriasis increase, we intend to promote use of the XTRAC for treatment of vitiligo. As part of that promotion, we intend to explore whether CPT codes specific to vitiligo can be established as well as whether CMS and/or private insurance plans will establish reimbursement rates for the treatment of vitiligo.

Our Solution for Atopic Dermatitis

In August 2001, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of atopic dermatitis. Atopic dermatitis is a common, potentially debilitating condition that can compromise the quality of life for those it affects. The condition appears as chronic inflammation of the skin that occurs in persons of all ages, but is reported to be more common in children. Skin lesions observed in atopic dermatitis vary greatly, depending on the severity of inflammation, different stages of healing, chronic scratching and frequent secondary infections. It is reported that atopic dermatitis affects some 10% of children in the United States alone, and more than $364 million is spent annually in the treatment of this disease. Treatment options include corticosteroids, which can have negative side effects, and UVB phototherapy. The use of UVB phototherapy in the treatment of atopic dermatitis has been shown effective in published studies. Because of the controlled and targeted application provided by our XTRAC system, large areas of healthy skin are not exposed to UVB light from the XTRAC system and the corresponding potentially carcinogenic effect of other phototherapy treatments. We believe that the XTRAC system could be an alternative protocol for treating atopic dermatitis effectively. However, we do not intend to undertake clinical research that would clarify such an alternative protocol until we have made further progress in our main business initiatives.

Our Solution for Leukoderma

In May 2002, the FDA granted 510(k) clearance to market our XTRAC system for the treatment of leukoderma, commonly known as white spots, and skin discoloration from surgical scars, stretch marks, burns or injury from trauma. The XTRAC system utilizes UVB light to stimulate melanocytes, or pigment cells, deep in the skin. As these cells move closer to the outer layer of skin, re-pigmentation occurs. As with atopic dermatitis, we do not intend to undertake further clinical research for leukoderma that would clarify such an alternative protocol until we have made further progress in our main business initiatives.

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

Between March 1998 and November 1999, we initiated five seminal clinical trials of our XTRAC system at Massachusetts General Hospital. Our objective in these clinical trials was to compare our XTRAC laser technology with standard ultraviolet light therapy in the treatment of psoriasis. In January 2000, we received a 510(k) clearance to market the XTRAC system from the FDA based on the clinical results from these trials. The Massachusetts General Hospital clinical trial, which involved 13 patients, concluded that our XTRAC laser made it possible to treat psoriasis effectively in one session with moderately long remission. The study also concluded that the number of treatments to remission depended largely on the intensity of the ultraviolet light used, finding that medium intensities seemed to provide the best results with a superior balance between quick clearing and patient comfort. We supported the clinical trials with research grants of approximately $954,000, between 1998 – 1999.

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

In the following years, we received clearance to market our XTRAC system for the treatment of vitiligo, atopic dermatitis leukoderma. Overall, more than 45 clinical publications have validated the clinical efficacy of our phototherapy treatments for the cleared indications of use and have advanced our insurance reimbursement process.

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

Domestic Commercialization of Our XTRAC System

For the past six years, we have sought to clear the path of obstacles and barriers to a smooth and orderly roll-out of the XTRAC system in dermatology. In 2000, the technology, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer-based laser system. For the first two years, following such discovery, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. Starting in 2002, under the technical leadership of Jeffrey Levatter, Ph.D., our chief technical officer, we made numerous improvements and corrections to the design of the XTRAC laser system. Over the last four years we have pursued - and in most regions, have substantially achieved - widespread health insurance reimbursement.

We believe, based on our analysis, that the XTRAC system should become a preferred treatment modality for patients afflicted with psoriasis. Although existing treatments provide some relief to psoriasis sufferers, they are inconvenient and may involve negative side effects. We believe that our proprietary XTRAC system will enable more effective and convenient treatment with minimal side effects.

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

In the United States, we are commercializing our XTRAC system in a manner designed to provide a recurring revenue stream not only to us, but also to the attending dermatologist, who would otherwise refer the patient for alternative treatment and thereby forego associated revenues for their practice. Although on occasion we may sell the laser outright to a dermatologist, typically we place units in the offices of dermatologists with high-volume psoriasis practices at no up-front capital cost to the dermatologists. We own the equipment and charge the dermatologist on a fee-per-treatment basis for the use of the XTRAC system.

A dermatologist generally takes delivery of our XTRAC system under the terms of our standard usage agreement. Our agreements generally provide the dermatologist with a purchase option. Under the terms of the usage agreement, title to the lasers remains in our name. There is generally no fixed amount that is to be paid over pre-set intervals of time by a dermatologist. We reserve the right to remove the laser unit from a dermatologist’s office if the parties’ economic expectations from the onset of the placement are not borne out.

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

The dermatologist has the right to purchase pre-paid treatments, which are generally ordered telephonically and added to the laser’s computer by way of a random access code obtained from us and input by the dermatologist. These purchased treatments may be used for multiple treatments for the same or different patients, for psoriasis, vitiligo, atopic dermatitis or leukoderma. A single treatment is then deducted from the laser’s computer upon patient treatment. Payment for access codes is usually set for 30 days. The agreement does not provide for delay in payment based on third-party reimbursement. The dermatologists retain any revenue received from patients or their medical insurance providers.

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

We promote our XTRAC system through trade shows, advertising in scientific journals, industry magazines, radio, TV and newsprint, as well as direct mail programs. Our marketing campaign has been designed to accelerate market acceptance of our XTRAC system by increasing physician and patient awareness for our new technology, at times with direct-to-consumer advertising initiatives.

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

Skin Care

General

Our Skin Care division, ProCyte, generates revenues primarily from the sale of skin health, hair care and wound care products; the sale of copper peptide compound in bulk and from royalties on licenses for the patented copper peptide compound. ProCyte’s focus since 1996 had been to bring unique products to selected markets, primarily based on patented technologies such as GHK and AHK copper peptide. We currently sell products directly to the dermatology, plastic and cosmetic surgery, and spa markets. We have also expanded the use of our novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

Products

Our products address the growing demand for skin health and hair care products, including products designed to mitigate the effects aging has on the skin and hair and to enhance appearance. Our products are formulated, branded and targeted for specific markets. Our initial products were developed to be dispensed by physicians in the dermatology, plastic and cosmetic surgery markets for use following various medical procedures. Anti-aging skin care products were added to form a comprehensive approach for a patient’s skincare regimen. Certain of these products incorporate our proprietary technologies, while others complement the product line such as our advanced sunscreen products that reduce the effects of sun damage and aging on the skin or our eyelash conditioning product which promotes the appearance of thicker, longer eyelashes.

Our products are well-suited for use in the medical specialties of dermatology, plastic and cosmetic surgery. Several recent studies presented at the American Academy of Dermatology and other medical symposia have confirmed the advantages of products containing copper peptide formulations versus such other formulations as tretinoin, vitamin C, and other popular anti-aging and skin rejuvenation products. The actions of wound care gels and creams containing copper peptide have been documented in the scientific literature for their ability to stimulate collagen synthesis, new blood vessel growth and tissue repair. This has led to the development of a variety of products designed to treat the skin following certain cosmetic procedures such as microdermabrasion, laser resurfacing and hair transplantation. We have a series of products tailored to the needs of these types of procedures, including the GraftCyte® System and the Complex Cu3®System, and have developed a series of daily use products that contain our proprietary copper peptide compounds to aid in maintaining the quality of the skin and hair following these procedures.

Skin Care. Our GraftCyte System was created to address the special tissue repair needs of patients following hair transplant surgery. This system continues to be the only complete solution addressing post-procedure care in the hair restoration market. We have continued to emphasize our Complex Cu3® Post Laser Lotion, Intensive Repair Crème, Cleanser and Hydrating Gel products used to treat patients following chemical peels, microdermabrasion and laser treatments. The Complex Cu3 products provide a comprehensive approach to post-procedure care and allow us to differentiate our line of skincare products on the basis of our proprietary copper and manganese peptide technologies. Studies have indicated that the skin heals quicker with the use of copper peptide compounds.

We launched the successful Neova® Therapy line of anti-aging products in response to demand from physician customers for a comprehensive approach to medically directed skincare. The Neova Therapy line of GHK Copper Peptide Complex® products showcase elegant moisturizers and serums complemented by supporting cleansers, toners, and masks for an integrated approach to anti-aging skincare. We have sought to add new products to the product line each year. In 2007, we expanded our manganese peptide offerings with an anti-aging product that provides the benefits of hydroquinone without the risks. Also added to our products were MD Lash Factor™ eyelash conditioner and a line of facial peel products.

Our line of advanced sun protection products, marketed under the brand names of Ti-Silc® and Z-Silc®, are recommended by dermatologists and plastic surgeons to assist in the prevention of sun exposure that can lead to a number of problems including age spots, hyperpigmentation, premature aging and melanoma.

Hair Care. Since 1998, we have marketed our Tricomin® line of hair care products (Tricomin Shampoos, Conditioners and Follicle Therapy Solution) as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance. We call this the Triamino Nutritional Copper Complex™. These products provide physicians with a non-drug alternative to the problem of thinning hair care for their patients. We also sell Tricomin products directly via the website, www.tricomin.com. We are currently working on the next generation of products to increase the effectiveness of the Triamino Copper Nutritional Complex™ delivery.

Markets and Distribution

The markets for skincare, hair care and wound care products are global. There are numerous distinct markets where we have a presence through our own direct sales efforts or through agreements with others. These include dermatology, plastic and cosmetic surgery, catalog, and direct mail. In December 2007, we engaged a distributor to handle our spa products. We also generate minor revenues from technology licensing.

We emphasize high-quality products and services, technical knowledge, and responsiveness to customer needs in our marketing activities. We educate our distributors, customers and prospective customers about our products through a series of detailed marketing brochures, technical bulletins and pamphlets, presentations, news releases and direct mail pieces. We also conduct a series of one-day educational symposia around the country to provide product updates and marketing ideas to current and potential physician customers. These activities are supplemented by advertising in industry publications, technical presentations, and exhibitions at over 30 local, national and international trade shows. We adopted an internet sales policy whereby our physician-customers are to maintain the prestige of our brands to their own patient-customers.

Technology In-Licensing and Out-Licensing

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

In July 2007, we obtained a marketing license for MD Lash Factor eyelash conditioner. The license is for 5 years and gives us, among other things, exclusive rights to market this cosmetic conditioner to physicians in the United States and other countries. A US patent is pending on the key ingredient in the product, which is a unique prostaglandin analogue.

Our Business Strategy: Surgical Products and Services

We market lasers used in surgery in hospitals, surgi-centers and doctors offices under the trademark of SLT and, to a lesser degree, the trade name of Surgical Innovations & Services. We market many of our surgical laser products using a similar business model to the marketing of our excimer laser products by charging a per-procedure fee, thereby limiting the initial outlay to the customer for capital expenditure, while promoting continued revenue flow to us. We offer a wide range of laser services in various specialties, including urology, gynecology, orthopedics and general surgery. We are currently marketing such services under the trade name PhotoMedex Surgical Services. We also provide products that we manufacture for use in our surgical services business.

We also engage in the development, manufacture and sale of surgical products, including proprietary free-beam and Contact Laser™ Systems for surgery and in the provision of surgical services on a turnkey procedural basis. We introduced Contact Laser surgery by combining proprietary Contact Laser Delivery Systems with an Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. Our Contact Laser Delivery Systems can be used effectively with any wavelength of laser between 532nm and 1064nm, including the KTP laser (532nm), diode laser (various wavelengths) and Nd:YAG laser (1064nm). We are currently marketing such products under the trade name PhotoMedex Surgical Products.

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

Our LaserPro® CTH holmium laser is a versatile and compact holmium laser for lithotripsy, or fragmentation of calculi of the genito-urinary tract, as well as a broad range of other surgical applications. We also introduced a line of fiber-optic laser delivery systems to be used with the holmium laser. This laser has been used in the provision of surgical services and has also been offered for sale. The sales have become a very minor component of revenue, approximately $55,000 in 2007. Our LaserPro® Diode laser system has replaced the Nd:YAG laser. Our LaserPro® CO2 laser system is used with PhotoMedex surgical services and is sold through our surgical products business.

We believe our surgical revenues will continue to be generated primarily from:

•	the sale of Contact Laser Delivery Systems and related accessories;

•	the sale of Diode laser units;

•	the sale of CTH holmium and CO2 units, and related service; and

•	providing surgical services.

Our Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from our Diode (or Nd:YAG) laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel. These delivery systems can also be used with the laser systems of certain other manufacturers. Our holmium laser delivery systems consist of fiber-optic delivery systems, which deliver the laser beam from our CTH holmium laser unit to the surgical site. The CO2 laser system does not use a fiberoptic and therefore will have less of a recurrent revenue steam. Our CO2-related Unimax® accessories enjoy wide acceptance and can be used on other CO2 laser systems than our own.

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

Our primary competitive strengths in surgical services are in the training we provide to our clinical service specialists, our adherence to quality standards and our ability to integrate products that we manufacture into the range of services we provide. These strengths allow us to provide multiple-specialty capability on a cost-effective basis, which in turn reduces or eliminates a hospital’s need to purchase laser systems, associated delivery systems and clinical support to meet its professionals’ requirements. To the extent, however, that we must satisfy customer demand through products not manufactured by us, we realize reduced margins.

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

Laser Probes and Laser Scalpels. Our proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire or fused silica and have high mechanical strength, high melting temperature and appropriate thermal conductivity. Most of these Laser Probes and Laser Scalpels use our proprietary Wavelength Conversion Effect treatments. We offer more than 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Our Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue effect desired. Additionally, but at much lesser volumes, we market side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels can be re-sterilized and reused.

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

Laser Units. Our LaserPro Diode Laser System has replaced our CLMD line of Nd:YAG laser system. The CLMD line has been largely phased out, although we continue to handle maintenance and refurbishment of the existing base of Nd:YAG lasers. Like the Nd:YAG laser, the Diode lasers are designed for use with our Contact Laser Delivery Systems. The Diode laser unit can provide up to 25 watts of power to tissue. The laser has three versions, depending on which wavelength the user desires to be installed in the laser. The wavelengths are 810-nm, 940-nm and 980-nm. The laser unit is small and portable, but also is designed to be rugged and dependable. Acting as an original equipment manufacturer (OEM), we have provided the Diode laser to third parties (e.g. AngioDynamics) to market in specialties lying outside our area of focus. We expect to cultivate additional relationships in the future.

We market the LaserPro CTH holmium laser unit for use with fiber-optic laser delivery systems. The laser unit delivers 20 watts to tissue, and includes a variable-speed foot pedal for improved control of energy. It has a superior duty cycle. The delivery systems are re-useable.

The LaserPro CO2 laser unit can provide up to 40 watts of power to tissue at a wavelength of 10,600-nm. Like the Diode, the CO2 laser is readily transportable and has been designed for dependable use. This laser was also designed to work seamlessly with a line of premiere CO2 accessories, including the Unimax® micromanipulator, which we acquired from Reliant Technologies. As in the case of the Diode laser, we have in the case of the CO2 laser undertaken discussions to supply the laser on an OEM basis to third parties.

We manufacture virtually all of our laser systems and laser delivery systems (other than those manufactured by other companies that are utilized in the provision of surgical services) at our Montgomeryville, Pennsylvania facility. The raw materials we use are generally available in adequate supply from multiple suppliers. We obtain all of our partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. We perform materials processing and final assembly on the Laser Probes and Laser Scalpels using proprietary treatment processes. We also manufacture the fiberoptic delivery systems, with and without handpieces. A domestic supplier manufactures our sterile gas and fluid cartridge systems on an exclusive basis in accordance with our specifications.

Irrigation and Suction System. We manufacture ClearESS®, which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery. We previously used to supply this product to Linvatec Corporation, but have now brought the line back for us to market.

Our Operating Strategies:

Sales and Marketing

As of March 14, 2008, our sales and marketing organization consists of 74 full-time positions. Of the 74 direct sales personnel, they are directed to sales in the Dermatology and Surgical divisions by business segment as follows: Dermatology: 33 in Domestic XTRAC; 32 in Skin Care; 3 in International Dermatology Equipment and Surgical Products and 6 in Surgical Services.

Our sales organization provides consultation and assistance to customers on the effective use of our products, whether in phototherapy or surgery. The consultative sales effort varies depending on many factors, including the nature of the specialty involved and complexity of the procedures. We believe that maintaining this consultative effort allows us to develop a long-term relationship with our customers.

The time between identifying a U.S. customer for the XTRAC system and placing a unit with the customer can be a long process. We have implemented a program to accelerate this placement process. The length of the sales cycle for a laser unit, whether an excimer unit sold internationally or one of our surgical lasers, varies from one month to one year, with the average sale requiring approximately six months.

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

We sell our surgical products and services to hospitals and surgery centers as well as to individual practitioners. We design our products to be cost-effective and, where applicable, to be accessible and easy to use with various other technologies or products. Our marketing efforts include activities designed to educate physicians, nurses and other professional staff in the use of our products and services.

Manufacturing

We manufacture our phototherapy products at our 8,000 sq. ft. facility in Carlsbad, California and our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We substantially outsource the manufacturing of our Skin Care products to OEM contract manufactures. Our facility in Redmond, Washington is the final assembly center and primary warehouse for our skincare products, and likewise is operated in conformance with a quality system.

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

Research and Development

As of March 14, 2008, our research and development team included four full-time research employees and ten engineers. We conduct research and development activities at all three of our facilities. Our research and development expenditures were approximately $0.8 million in 2007, $1.0 million in 2006 and $1.1 million in 2005.

Our research and development activities are focused on:

•	the application of our XTRAC system to the treatment of other inflammatory skin disorders;

•	the development of additional devices to further improve the phototherapy treatments performed with our XTRAC system;

•	the development of new lines of phototherapy products for medical treatments;

•	the development of new skin health and hair care products;

•	the improvement of surgical products through tissue-effect technologies that include laser and non-laser based technologies focused on improving our product and service offerings;

•	the development of new lines of surgical lasers and related delivery systems for medical treatments; and

•	the development of additional products and applications, whether in phototherapy or surgery, by working closely with medical centers, universities and other companies worldwide.

Patents and Proprietary Technologies

We intend to protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Patents and other proprietary rights are an element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by improvements on the inventions embodied in the expiring patents. The patents in our Skin Care segment relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of March 14, 2008, we have more than 85 domestic and foreign issued patents, which serve to help protect the technology of our businesses in phototherapy, skin health and hair care, and surgical products and services. To the same purpose, we have 24 patent applications pending in the United States and abroad.

As a minor part of our business, we have from time to time licensed certain of our proprietary technology to third parties. Conversely, from time to time, we seek licenses from third parties for technology that can broaden our product and service offerings, as for example a license which we secured from the Mount Sinai School of Medicine and which granted us exclusive rights to a patent covering the use of excimer lasers in the treatment of vitiligo. In July 2007, we secured a license to market MD Lash Factor® eyelash conditioner.

We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skin care products. Accordingly, we have registered more than 40 of our trademarks in the United States. We have other registrations for our skincare products in foreign jurisdictions.

Government Regulation

Our products and research and development activities are regulated by numerous governmental authorities, principally the United States Food and Drug Administration, “FDA”, and corresponding state and foreign regulatory agencies. Any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. The Federal Food, Drug and Cosmetics Act and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use and promotion of medical devices and drugs, including our XTRAC system, surgical lasers and other products currently under development by us. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions. In August 2003, the FDA granted 510(k) clearance for modifications that had been made to the XTRAC laser, which we have marketed as the XTRAC XL Plus excimer laser system. In October 2004, the FDA granted clearance for the Ultra™ (AL 8000) excimer laser system. We also received in 2004 510(k) marketing clearance for our Diode and CO2 surgical laser systems.

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

We are subject to routine inspection by the FDA and have to comply with a number of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulation, good manufacturing process and quality system requirements, medical device reporting regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA's prohibitions against promoting products for unapproved or off-label uses.

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

We have received ISO 13485/EN46001 certification for our XTRAC system and our Diode, holmium, CO2 and Nd:YAG laser systems. This certification authorizes us to affix a CE Mark to our products as evidence that they meet all European Community, “EC”, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries of the European Union, “EU” and in other countries that accept the “CE” mark. We also will be required to comply with additional individual national requirements that are outside the scope of those required by the EU. Our products have also met the discrete requirements for marketing in various other countries. Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by foreign governments to permit product sales and criminal prosecution.

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

We are or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices, and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development. Failure to obtain regulatory approvals where appropriate for our product candidates or to attain or maintain compliance with quality system regulations or other manufacturing requirements would have a material adverse effect on our business, financial condition and results of operations.

Third-Party Reimbursement

Our ability to market our phototherapy products successfully depends in large part on the extent to which various third parties are willing to reimburse patients or providers for the cost of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

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

In 2007, we continued our efforts to secure private, third-party reimbursement in our domestic XTRAC business segment. Many private plans key their reimbursement rates to rates set by the Centers for Medicare and Medical Services under three distinct CPT codes based on the total skin surface area being treated. The national rates are presently:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2008 national payment of approximately $155.78 per treatment;

•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2008 national payment of approximately $153.49 per treatment; and

•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2008 national payment of approximately $226.62 per treatment.

The national rates are adjusted over the states by overhead factors applicable to each state.

In addition to Medicare and Medicaid, consistent domestic private healthcare reimbursement is critical for significant growth in XTRAC system procedures. There were more than 113,000 XTRAC procedures in 2007, 89,000 XTRAC procedures in 2006, 60,000 XTRAC procedures in 2005 and more than 50,000 XTRAC procedures in 2004 with the majority being covered by third-party reimbursement. Historically, it has been our belief that a rapid increase in widespread adoption of private healthcare reimbursement was being thwarted by a perception that the XTRAC therapy, although widely publicized as clinically safe and efficacious, was not economically cost-effective compared to other existing therapies. We sponsored the completion of an economic and clinical study to review the clinical and economic effectiveness of the XTRAC laser as a second-step therapy for the treatment of psoriasis. The conclusions of the study were: there is no additional cost of adding XTRAC as second-line therapy in a managed care plan; XTRAC is a cost-effective second-line treatment for mild-to-moderate plaque psoriasis; XTRAC provides the greatest number of treatment-free days in one year among all therapies, except for intralesional corticosteroid injections (“ICI”); XTRAC has the lowest cost per treatment-free-day, with the exception of ICI; XTRAC has the lowest cost per remission day among all phototherapies; and XTRAC has the highest number of remission days among all therapies. The results of this study were compiled in a data compendium and distributed to all the major health insurers; the results have also been published in a peer-review journal. In 2005 substantive progress was made in connection with obtaining approvals for covering medically necessary targeted UVB therapy for psoriasis. As a result of certain national insurers approving the XTRAC excimer laser therapy in the latter part of 2005, we initiated – and have continued in 2007 - a direct-to-consumer advertising campaign in certain geographic regions.

In addition to the level of insurance reimbursement that currently exists, we were advised in February 2007 that the technology assessment branch of the Blue Cross Blue Shield Association had determined that among other things, phototherapy with the excimer laser is not an experimental use and may be used in the treatment of up to 20% the skin surface area for psoriasis. We believe that this determination will positively influence some remaining subscribing private plans to cover treatment of psoriasis with the XTRAC laser and increase our estimated level of reimbursement beyond the current level. In fact, Blue Shield of California approved a favorable policy in January 2008. In addition, in 2007 a bill was introduced in Congress, at the urging of NPF, to increase the patient’s awareness of available treatments of psoriasis. We believe that this too should positively influence patients suffering from psoriasis to seek treatment.

Competition

The market that our XTRAC system competes in is highly competitive. We compete with other products and methodologies used to treat the symptoms of psoriasis, vitiligo, atopic dermatitis and leukoderma, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system will favorably compete with alternative treatments for these disorders primarily on the basis of its effectiveness, as well as on the basis of the lower out-of-pocket costs, as compared to costs associated with alternative treatments. Market acceptance of our XTRAC system treatment for these diseases is dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as a preferred treatment modality. In addition, all or a portion of patient costs for many of the alternative treatments are paid or are reimbursable by health insurance coverage or other third-party payers, such as Medicaid and Medicare. Patient costs for treatments utilizing our XTRAC system may not be initially eligible for health care coverage or reimbursement by third-party payers until such payers approve reimbursement. This may cause some patients or physicians to choose alternative treatments offered by our competitors.

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

Various other companies are now marketing laser-based phototherapy treatment products. In addition to one company that has received FDA clearance to market an excimer laser for the treatment of psoriasis in the United States, there have been at least three foreign-based companies which market an excimer laser for the treatment of skin disorders outside of the United States. Other devices include pulse-dye lasers, lamp-based systems, intense pulsed systems and standard UVB systems using fiber-optic delivery systems. We expect that other devices will enter the market as well. All of these technologies will continue to evolve with time. We cannot say how much these technologies will impact us, but we anticipate that competitors that enter the US market will predominantly not use a fee-per-procedure model but will use an outright sales model, and will likely sell not on claims of superior quality, but on claims of lower prices and better economic returns. In part, the economic returns of such non-laser systems may be based on the incorrect application of laser reimbursement codes to non-laser systems. Non-laser systems are typically reimbursed at substantially lower rates.

Competition in the wound care, skin health and hair care markets is intense. Our competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, La Roche Posay, Pavonia, Declore, Murad and Allergan. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, supply chain control, marketing and distribution than we do. A number of smaller companies are also developing or marketing competitive products. Our competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than we can. In addition, competitive products may be manufactured and marketed more successfully than our potential products. Such developments could render our existing or potential products less competitive or obsolete and could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of March 14, 2008, we had 205 full-time employees, which consisted of 3 executive officers, 11 other senior officers or managers, 69 sales and marketing staff, 84 people engaged in manufacturing of lasers and laser-related products, 8 customer-field service personnel, 4 people engaged in research and development, 8 engineers and 18 finance and administration staff. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Item 1A.  Risk Factors

The following discussion of risk factors contains forward-looking statements as discussed on page 1. These risk factors may be important to understanding any statements in this Annual Report on Form 10-K or elsewhere. Our business routinely encounters and addresses risks, some of which may cause our future results to be different – sometimes materially different – than we presently anticipate.

Risks Related to Our Business

We have a history of losses, entertain the possibility of future losses and cannot assure you that we will become or remain profitable.

Historically, we have incurred significant losses and have had negative cash flows from our phototherapy operations. Our surgical products and services business also has generated losses in recent years. To date, we have dedicated most of our financial resources to research and development and selling, general and administrative expenses. As of December 31, 2007, our accumulated deficit was approximately $94.0 million.

Our future revenues and success depend significantly upon acceptance of our excimer laser systems for the treatment principally of psoriasis, but also of vitiligo, atopic dermatitis and leukoderma. Our XTRAC system for the treatment of these conditions generates revenues, but those revenues are presently insufficient to generate consistent, positive cash flows from our operations in the two XTRAC-related business segments. Our future revenues and success also depend on the continued growth of the revenue from the skin health and hair care products of our skincare business and from our surgical services business and revenue stability within our surgical products business. Our ability to market our products and services successfully and the expected benefits to be obtained from our products and services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

We expect to incur losses as we move into fiscal 2008 because we plan to continue to spend substantial amounts on expanding, in controlled fashion, our sales and marketing operations in phototherapy, and particularly in increasing our customers’ effective utilization of the XTRAC system. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

We may fail to meet the ongoing Nasdaq listing requirements.

Nasdaq placed our common stock on a watch list on November 19, 2007, due to the fact that the stock had traded for under $1.00 for more than 30 consecutive trading days. On March 10, 2008, we received a letter from Nasdaq stating that we were now in compliance with Nasdaq listing requirements. If our stock price falls below $1.00 for more than 30 consecutive trading days again, or if we fail to satisfy any other Nasdaq listing requirements, our common stock could be delisted from Nasdaq.

Our ability to raise funds through issuance of our common stock may be compromised by the fact that our stock has been put on the Nasdaq watch list because it has been trading for under $1.00. We cannot guarantee that market demand for our common stock by itself or in response to our business strategy will suffice to take us off the watch list in timely fashion.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

We have historically financed our activities through working capital provided from operations, the private placement of equity securities and from lines of credit. We believe that our cash balance, together with access to debt financing for capital expenditures and other existing financial resources, and revenues from sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements beyond the second quarter of 2009. However, we may have to raise substantial additional capital if:

•	operating losses continue, because anticipated demand for the XTRAC system for the treatment of psoriasis or surgical laser systems does not meet our current expectations;

•	our current line of credit, with a remaining balance of $1,672,675 at December 31, 2007, is not adequate to fund expansion of future domestic XTRAC placements;

•	we fail to maintain existing, or develop new, customers or corporate partners for the marketing and distribution of our skincare products;

•	the geographic expansion of our surgical services is stymied by competition and revenue increases do not materialize;

•	we need to maintain or accelerate favorable, but costlier, growth of our revenues;

•	changes in our research and development plans necessitate unexpected, large future expenditures; or

•	costs to defend existing and unknown future litigation exceed our current planned resources.

If we need additional financing, we cannot assure you that such financing will be available on favorable terms, if at all. In addition, if we raise additional financing via issuance of securities, such future issuance of our securities may result in substantial dilution to existing stockholders. If we need funds and cannot raise them on acceptable terms, we may not be able to:

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

No independent studies with regard to the feasibility of our proposed business plan have been conducted by third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and our other products. Skincare products sales are dependent on existing strategic partners for distributing and marketing our products. Though we were successful in assigning our spa business to Universal Business Solutions in December 2007, we may still be unsuccessful in continuing existing, or developing new, strategic partners in order to maintain or expand the markets for the skincare business’ existing or future products. Our surgical services may fail to gain market acceptance in new territories into which we expand. In addition, our infrastructure to enable such expansion, though stronger than in the past, is still limited.

Even if adequate financing is available and our products are ready for market, we cannot assure you that our products and services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. Our efforts to help physicians increase patient awareness and interest in the XTRAC system may fail, as may also our efforts through our clinical specialists to improve and increase physicians’ effective utilization of the XTRAC system.

We also face a risk that other companies in the market for dermatological products and services may be able to provide dermatologists a higher overall yield on investment and therefore compromise our ability to increase our base of users and ensure they engage in optimal usage of our products. If, for example, such other companies have products (such as Botox, or topical creams for disease management) that require less time commitment from the dermatologist and yield an attractive return on the dermatologist’s time and investment, we may find that our efforts to increase our base of users is hindered, or even if we place a laser with a dermatologist, we may find that insufficient time is devoted to increasing patient awareness of laser treatment of psoriasis.

While we have engaged in clinical studies for our psoriasis treatment, and based on these studies, we have gained FDA clearance, appropriate CPT reimbursement codes for treatment and suitable reimbursement rates from CMS for those codes, we may face other hurdles to market acceptance if, for example, practitioners in significant numbers wait to see longer-term studies or if it becomes necessary to conduct studies corroborating the role of the XTRAC system as a second-line therapy for treating psoriasis or if patients do not elect to undergo psoriasis treatment using the XTRAC system. We have not had sufficient time to observe the long-term effectiveness or potential side effects of our treatment system for psoriasis, vitiligo, atopic dermatitis or leukoderma nor to gauge fully what marketing and sales programs, if any, are effective in increasing patients’ demand for the treatment of psoriasis with the XTRAC system.

We have designed the XTRAC system so that a properly in-serviced medical technician in a physician’s office may, under the physician’s supervision, safely and effectively administer treatments to a patient. In fact, the CMS reimbursement rates at the lower labor rates achieved through such delegation. Nevertheless, whether a treatment may be delegated, and if so to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician’s time and staff time to be more remunerative. There can be no assurance that we will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, based on its design for ease and safety of use. If we are not successful, we may find that even if a geographic region has wide insurance reimbursement, the region’s physicians may decline to adopt the XTRAC system into their practices.

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

Our success will depend, in part, on our ability to maintain and defend our patents. However, we cannot guarantee that the technologies and processes covered by our patents will not be found to be obvious or substantially similar to prior work, which could render these patents unenforceable. Moreover, as our patents expire, competitors may utilize the technology found in such patents to commercialize their own laser systems. While we seek to offset the losses relating to expiring patents by securing additional patents on critical, commercially desirable improvements to the inventions of the expiring patents, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of the expiring patents.

Of particular note is US Patent No. 4,891,818, the so-called “818 Patent”, which covers, among other things, the design of the gas chamber in the XTRAC laser. The ‘818 Patent expired on August 31, 2007; it no longer serves as a barrier to entry to the relatively reimbursement-rich US market. The additional patent rights we seek may serve less to bar competitors from entry and may serve more, when aggregated with other clinical and competitive strengths, to differentiate and distinguish our product (e.g. the Ultra), in both its utility and its range of applications, from those of competitors. If we unable through our technological innovations to preserve our proprietary rights, our ability to market the XTRAC system could be materially and adversely affected.

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

We have licensed marketing rights to MD Lash Factor™ eyelash conditioner. Allergan, Inc. has brought a patent infringement suit under U.S Patent No. 6,262,105 (the “’105 Patent”) against us and several other companies which also market eyelash conditioners. While we believe that Allergan is wrong in its interpretation of the ‘105 Patent, we cannot guarantee that a court will agree with our assessment. It has been reported to us that Allergan intends to introduce its own eyelash conditioner, possibly in connection with efforts with Clinique to tap the market of physicians, and has another patent pending for its own eyelash conditioner. Allergan has greater resources than we do to maintain a lengthy infringement suit.

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

We cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject in the ordinary course of our business to legal proceedings and claims relating to the intellectual property or derivative rights of others. Any legal action against us claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could have a material adverse effect on our business and prospects by:

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

Although we have received reimbursement approvals from an increasing number of private healthcare plans, we cannot give assurance that private plans will continue to adopt or maintain favorable reimbursement policies or to accept the XTRAC system in its clinical role as a second-line therapy in the treatment of psoriasis. Additionally, third-party payers may require further clinical studies or changes to our pricing structure and revenue model before authorizing reimbursement.

As of March 14, 2008, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the United States is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, we are continuing the implementation of a roll-out strategy for the XTRAC system in the United States in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient demand for the treatment. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

We intend to seek coverage and reimbursement for the use of the XTRAC system to treat other inflammatory skin disorders, after additional clinical studies are initiated. There can be no assurances that we will be in position to expand coverage for vitiligo or to seek reimbursement for the use of the XTRAC system to treat atopic dermatitis or leukoderma, or, if we do, that any health insurers will agree to any reimbursement policy.

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

Any failure in our customer education efforts could significantly reduce product marketing.

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

Neutrogena, one of the customers for the skin health and hair care products segment that we acquired from ProCyte, used to account for a significant portion of our net revenue in that business segment. ProCyte’s net revenues from Neutrogena in 2004 were $2,768,072, or approximately 20.8% of ProCyte’s gross revenues of $13,320,200 (revenues which pre-date our acquisition and which are not reflected in our financial statements). For the year ended December 31, 2005, Skin Care’s (ProCyte) net revenues from Neutrogena were $1,421,946, or approximately 10.9% of Skin Care’s (ProCyte) gross revenues of $13,011,694 (revenues which are reflected in our financial statements to the extent that they were earned since March 19, 2005). For the year ended December 31, 2006, Skin Care’s net revenues from Neutrogena were $972,400, approximately 7.7% of Skin Care’s gross revenues of $12,646,910. For the year ended December 31, 2007, Skin Care’s net revenues from Neutrogena were $598,058, approximately 4.4% of Skin Care’s gross revenues of $13,471,973. We receive royalty revenues on sales of products by Neutrogena under the terms of a license agreement with Neutrogena. The royalties from Neutrogena for 2004 and for our fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007, were $1,214,073, $609,946, $300,000 and $275,000, respectively. The license agreement expires in April 2010. A U.S. patent related to the Neutrogena license agreement expired February 5, 2005, the effect of which was a reduction in the percentage paid as a royalty during the remaining royalty period under the license agreement. We also receive revenues from sales of copper peptide compound to Neutrogena pursuant to a related supply agreement. ProCyte’s sales to Neutrogena under the supply agreement for 2004 and for our fiscal years ended December 31, 2005, December 31, 2006 and December 31, 2007, were $1,553,999, $812,000, $672,400 and $323,058, respectively. To date, we have not found any one customer which replaces the level of business which Neutrogena once represented to ProCyte.

Excluding niche marketing efforts, the Skin Care segment targets its sales in the U.S. market to physicians, who then mark the products up for sale to their patients. No single practice in itself is generally responsible for a significant proportion of our sales. However, a number of practices, specializing in hair transplants, are united under the management of a single group, and this group accounts for a disproportionate share of our hair care products aimed at the care of a scalp that has received a hair transplant. Revenues from this customer were $1,218,698 in 2007 and $1,170,892 in 2006. We find as well that a few physicians re-sell our products not just to their own patients, but also at discounted prices on the internet. These practices undercut the sales of other physicians and violate our internet sales policy, but it can be difficult to enforce the sales policy.

In the International Dermatology Equipment segment (as well as in the Surgical Products segment), we depend on the international arena for a material portion of our sales on several key distributors, as for example our master distributor in the Pacific Rim. If we lose one of these distributors, our sales of phototherapy and surgical lasers are likely to suffer in the short term.

In the Surgical Services segment, we find that our model works best if we have several accounts in a territory that have sufficient volume to allow us to be efficient in the delivery of our services. If we lose one of these anchor accounts, then we may become less efficient and therefore less competitive.

In order to pursue a strategic partnership, we have acted as contract developer of a system designed to detect cancerous cells in human tissue and act as an OEM manufacturer of surgical lasers and delivery systems and diode laser systems for AngioDynamics. This work exposes us to heightened financial risk and technological uncertainties, and also exposes us to the business risks faced by our OEM customers. In addition, OEM work is usually limited to a contracted period of time, at the end of which there may be no extension or renewal. If we fail to obtain a renewal or extension, or if we incur losses associated with the development projects we may have a substantive impact on our financial statements.

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

Our failure to obtain or maintain necessary FDA clearances or approvals, or equivalents there of in relevant foreign markets, could hurt our ability to distribute and market our products.

Our laser products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. In addition, certain of our skincare products and product candidates may be regulated by any of a number of divisions of the FDA and in other countries by similar health and regulatory authorities. Unless an exemption applies, each medical device that we wish to market in the United States and certain skincare products that we may wish to market must first receive either 510(k) clearance or pre-market approval from the FDA. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from four to twelve months, or longer. The pre-market application approval process is much more costly, lengthy and uncertain. It may take one to three years or even longer. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and extensive 510(k) clearances for our surgical products, our clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on our business.

The FDA is currently conducting a limited review of our MD Lash Factor™ eyelash conditioner to determine if it contains bimatoprost as an active ingredient. Products that contain bimatoprost require a separate regulatory process for application. To date, we believe we have established to the satisfaction of the FDA that the prostaglandin analogue in MD Lash Factor™ is not bimatoprost, which is the active ingredient in Allergan’s FDA-approved drug Lumigan, used for treatment of certain types of glaucoma. In November 2007, the FDA had seized a competitor’s eyelash conditioner that contained bimatoprost. This illustrates the fact that we and every other company subject to FDA regulation faces a risk that product believed to conform to regulatory requirements may be challenged by the FDA and possibly found not to meet such requirements.

Although we believe that we are in compliance with all material applicable regulations of the FDA, current regulations depend heavily on administrative interpretation. We are also subject to periodic inspections by the FDA and other third party regulatory groups. Future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, may vary from current interpretations and may adversely affect our business and prospects.

Our market acceptance in international markets require regulatory approvals from foreign governments and may depend on third party reimbursement of participants cost.

We have introduced our XTRAC system into markets in more than 30 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to expand the number of countries in these markets where we distribute our products. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase XTRAC systems beyond their current contractual obligations or in accordance with our expectations.

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

We have limited marketing experience, and our failure to build and manage our marketing force or to market and distribute our products effectively would hurt our revenues and profits.

There are significant risks involved in building and managing our sales and marketing force and marketing our products, including our ability:

•
to hire, as needed, a sufficient number of qualified sales and marketing people with the skills and understanding to market the XTRAC system, our skincare products and our surgical products services effectively;

•	to adequately train our sales and marketing force in the use and benefits of our products and services, making them more effective promoters;

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

To increase acceptance and utilization of our XTRAC-system, we may have to expand our sales and marketing programs in the United States. While we may be able to draw on currently available personnel within our organization to meet this need, we also expect that we will have to increase the number of representatives devoted to the sales and marketing programs and broaden, through such representatives, the talents we have at our disposal. In some cases, we may look outside our organization for assistance in marketing our products. We have relatively limited marketing experience and cannot predict whether the anticipated sales and marketing programs will be successful, either in design or implementation.

In similar fashion, we cannot predict how successful we may be in marketing our skincare products or surgical services in the United States, nor can we predict the success of new skincare or surgical products that we may introduce. There are, for example, skincare products and diode and CO2 lasers already in the market against which our comparable products must compete. No assurance can be given that we will be successful in marketing and selling our skin health and hair care products or our diode and CO2 lasers.

We may encounter difficulties manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

We may encounter difficulties manufacturing our products because we have limited experience manufacturing our products in significant commercial quantities; and because we will, in order to increase our manufacturing output significantly, have to attract and retain qualified employees, who are in short supply, for assembly and testing operations.

Although we believe that our current manufacturing facilities are adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand or restructure our manufacturing facilities to increase capacity substantially. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our XTRAC system, maintain the benefits of vertical integration in the delivery of our surgical services or achieve market acceptance and growth for our skincare products. Our inability to manufacture or commercialize our devices successfully could have a material adverse effect on our revenue.

We may have difficulty managing our growth.

If additional private carriers approve favorable reimbursement policies for psoriasis (as for example Blue Shield did in California in January 2008) and our marketing programs are successful in increasing utilization of the XTRAC system, we expect to experience growth in the number of our employees and customers and the scope of our operations. This growth may place a strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team, attract, hire and retain skilled employees and the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, to manage multiple, concurrent customer relationships and to respond to increasing compliance requirements. Our future success is heavily dependent upon achieving such growth and acceptance of our products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and complexity and new product introductions, a key part of our business strategy may not be successful.

We are reliant on a limited number of suppliers for production of key products.

Production of our XTRAC system requires specific component parts obtained from our suppliers. Production of our surgical laser systems requires some component parts that will become harder to procure, as the design of a system ages. Similarly, our skincare products may require compounds that can be efficiently produced only by a limited number of suppliers. While we believe that we could find alternative suppliers, in the event that our suppliers fail to meet our needs, a change in suppliers or any significant delay in our ability to have access to such resources would have a material adverse effect on our delivery schedules, business, operating results and financial condition.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be thwarted if we require, but cannot secure, rights to essential third-party intellectual property. In the surgical services segment, we have faced declining margins partly because we are obligated to purchase equipment demanded by the customers, but manufactured by third parties who hold intellectual property in such equipment. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical devices fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies. The development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business or prospects.

In addition, competition in the skin health and hair care markets is intense. Our skincare competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, La Roche Posay, Pevonia, Declore, Murad and Allergan, as we have seen with respect to MD Lash Factor™. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, marketing and distribution than we do. Further, a number of smaller companies are developing or marketing competitive products. Our skincare competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than we can. Competitive products may be manufactured and marketed more successfully than our potential skincare products. Such developments could render our existing or potential skincare products less competitive or obsolete and could have a material adverse effect on our business, financial condition and results of operations.

As we develop new products or improve our existing products, we may accelerate the economic obsolescence of the existing, unimproved products, and their components. The obsolescent products and related components may have little to no resale value, leading to an increase in the reserves we have against our inventory. Likewise, there is a risk that the new products or improved existing products may not achieve market acceptance and therefore also lead to an increase in the reserves against our inventory.

Our products may be found defective or physicians and technicians may misuse our products and damages imposed on us may exceed our insurance coverage, or we may be subject to claims that are not covered by insurance.

Product returns and the potential need to remedy defects or provide replacement products or parts for items shipped in volume could result in substantial costs and have a material adverse effect on our business and results of operations. The clinical testing, manufacturing, marketing and use of our products and procedures may also expose us to product liability claims. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system when patients are treated and that we train and provide our technicians as part of our surgical services business may expose us to third-party claims if those doing the training are accused of providing inadequate training or if a technician is accused of negligently applying such training. We presently maintain liability insurance with coverage limits of at least $5,000,000 per occurrence. However, continuing insurance coverage may not be available at an acceptable cost, if at all. We thus may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could have a material adverse effect upon our business, financial condition and results of operations.

Similarly, we also may be subjected to third-party claims in the course of our business for which we have no insurance coverage. If we should be found liable for any such claim, we may suffer a material adverse effect on the business.

If we use hazardous materials in a manner that causes injury or violates laws, our business and operations may suffer.

Our XTRAC system utilizes a xenon chloride gas mixture under high pressure, which is extremely corrosive. While methods for proper disposal and handling of this gas are well-known, we cannot completely eliminate the risk of accidental contamination, which could cause:

•	an interruption of our research and development efforts;

•	injury to our employees, physicians, technicians or patients that results in the payment of damages; or

•	liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

From time to time, customers return surgical products that appear not to have performed to specification. Such products must be decontaminated before being returned to us. If they are not, our employees may be exposed to dangerous diseases.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.

We believe that our growth and future success will depend in large part upon the skills of our management and technical team. In particular, our success depends in part upon the continued service and performance of:

•	Jeffrey F. O’Donnell, President and Chief Executive Officer;

•	Dennis M. McGrath, Chief Financial Officer; and

•	Michael R. Stewart, Executive Vice President and Chief Operating Officer;

Although we have employment agreements with Mr. O’Donnell, Mr. McGrath, and Mr. Stewart, the loss of the services of one or more of these executive officers could adversely affect our ability to develop and introduce our new products.

The competition for qualified personnel in the laser and skincare industries is intense, and we cannot assure you that we will be able to retain our existing key personnel or to attract additional qualified personnel. In addition, we do not have key-person life insurance on any of our employees. The loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

We may be unsuccessful in integrating any business we may acquire with our other business segments.

As a part of our strategy to grow our business, we seek to make strategic acquisitions of, or significant investments in, complementary companies, products or technologies. We may not be successful in the future in identifying companies that meet our acquisition criteria. The failure to identify such companies may limit the rate at which we are able to grow our business. Furthermore, any future acquisitions that we do undertake could be accompanied by risks such as:

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

Our quarter-to-quarter operating results could also be affected by the timing and usage of individual laser units in the treatment of patients, since our revenue model for the XTRAC system and for our surgical services is based on a payment-per-usage plan.

Variations in the above operating factors could lead to significant fluctuations in the market price of our stock.

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

Item 2. Properties

We lease an 8,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on June 15, 2012. We have a right to cancellation after 5 years, provided that we pay off any remaining obligation for tenant improvements. The outstanding obligation for the tenant improvements was $133,507 as of December 31, 2007. The base rent is $6,640 per month. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business.

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices and surgical laser manufacturing operations. The term of the lease runs until July 2011. The base rent is $20,475 per month. In addition to this facility, we also lease several offices throughout the southeastern United States and other locations elsewhere. Our marketing and sales representatives use these offices to perform their sales and training responsibilities. These offices consist of small one-room facilities and are leased for various terms and amounts.

We also lease a 12,182 sq. ft facility consisting of office and warehousing space in Redmond, Washington. The lease expires on June 30, 2010. The base rent is $11,700 per month. Our Redmond facility houses the warehousing operations for our skincare business.

Item 3. Legal Proceedings

In the matter brought by us on January 4, 2004, against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, we have appealed from the new judge’s grant of summary judgment to the defendants. We expect to file our brief in March 2008.

In the matter which Ra Medical and Mr. Irwin brought against us on June 6, 2006 for unfair competition and which we removed to the United States District Court for the Southern District of California, we have filed a petition to lodge an interlocutory appeal from the new judge’s dismissal, among other things, of our counterclaim of misappropriation. The plaintiffs have opposed the petition. No decision has yet been rendered on the petition.

In the action we brought on January 3, 2007, against our insurance carrier in the United States District Court for the Eastern District of Pennsylvania, we invoked the carrier to defend us and to indemnify us in the malicious prosecution action brought by Ra Medical Systems and its principal. In May 2007, the malicious prosecution case settled. In February 2008, the Court granted our motion for partial summary judgment and denied the motion of the carrier for summary judgment. The Court ruled that the extent to which our defense costs, amounting to more than $900,000, would also be reimbursable by the carrier under the policy would be governed by the law of Pennsylvania based on their reasonableness, and not by the law of California, which would statutorily impose a cap on the such fees at a level the carrier would pay in similar cases. A scheduling order has been issued under which the parties will begin discovery on the reasonableness of the fees. We are also evaluating other claims that we may have against the carrier, due, among other things, to its dilatory handling of our claim for reimbursement under provisional application the carrier’s own, purportedly self-validated hourly rates for defense counsel and its other billing guidelines. Our claim under such provisional application was for approximately $328,000, which we recorded as an offset to our expensed defense costs; approximately $100,000 remains unreimbursed. The Company has not recognized any possible reimbursements other than the $328,000.

On November 7, 2007, Allergan, Inc. brought a patent infringement suit against PhotoMedex, Inc., as well as against a number of other co-defendants. Suit was brought in the United States District Court for the Central District of California. Allergan alleges that the various eyelash conditioners of the defendants, including MD Lash Factor, were marketed in violation of the claims of US Patent No. 6,262,105. We have moved to have the case dismissed on the grounds that Allergan had failed to join the owner-inventor of the patent in the suit and that there had been no common transaction or occurrence among the various defendants to justify that they should be tried en masse. In January 2008, ProCyte Corporation filed a declaratory judgment action against Allergan and the owner-inventor of the ‘105 patent in the United States District Court for the Western District of Washington. ProCyte has petitioned the court to decide whether its marketing activities of MD Lash Factor infringed the ‘105 patent. Allergan has opposed the actions of PhotoMedex and of ProCyte. The Central District Court has ruled that it will not dismiss the action and will allow Allergan to amend its complaint; nevertheless, that Court has also ruled that the petition in the Western District Court will be recognized by the Central District Court as the first action to be filed in respect of ProCyte. The Western District Court is expected to rule later in March 2008.

We have lodged a protest with the Food and Drug Administration under the Freedom of Information Act. In a limited review of ProCyte Corporation for its marketing of MD Lash Factor, the FDA employed a third party’s testing protocol, which the third party modified to accommodate FDA’s testing equipment, to determine, among other things, whether MD Lash Factor contained the prostaglandin analogue bimatoprost. Bimatoprost is the active ingredient of the ophthalmic drug Lumigan. As best we can discern, that testing protocol has established that MD Lash Factor does not contain bimatoprost, and our own collateral, independent testing has demonstrated the same. The FDA, however, has declined to disclose to us the details of the testing protocol that it employed, on the basis that the protocol is proprietary to the developer of the drug Lumigan. We are awaiting a response to our protest.

On February 19, 2008, Cardiofocus, Inc. brought a patent infringement suit against PhotoMedex, Inc., as well as against a number of other co-defendants. Suit was brought in the United States District Court for Massachusetts. Cardiofocus alleges that the various holmium laser systems of the defendants, including our LaserPro® CTH holmium laser system, were marketed in violation of the claims of US Patent No. 5,843,073. We are presently evaluating our course of action.

On February 25, 2008, Bella Bella brought a patent infringement suit against a number of companies in the United States District Court for the Central District of California. Among the defendants are Johnson & Johnson, L’Oreal, Avon, Sharper Image and PhotoMedex. Bella Bella alleges that the defendants have infringed its U.S. patents dealing with microdermabrasion. We are presently evaluating our course of action. We believe their claim is without merit.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 14, 2008, we had 63,032,207 shares of common stock issued and outstanding, including 1,280,000 shares of issued and outstanding restricted stock. This does not include options to purchase 7,111,252 shares of common stock, of which 4,614,626 were vested as of March 14, 2008, and warrants to purchase up to 4,149,583 shares of common stock, all of which warrants were vested.

Our common stock is listed on the Nasdaq National Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock,

	High	Low
Year Ended December 31, 2007:

Fourth Quarter	$1.10	$0.79
Third Quarter	1.30	0.90
Second Quarter	1.44	1.15
First Quarter	1.36	1.06
Year Ended December 31, 2006:

Fourth Quarter	$1.85	$1.04
Third Quarter	1.65	0.99
Second Quarter	1.99	1.46
First Quarter	2.34	1.70

On March 14, 2008, the closing market price for our common stock in The Nasdaq National Market System was $0.99 per share. As of March 14, 2008, we had approximately 890 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Nasdaq placed our common stock on a watch list on November 17, 2007, due to the fact that the stock had traded under $1.00 per share for more than 30 consecutive trading days. On March 10, 2008, we received a letter from Nasdaq stating that we were now in compliance with Nasdaq listing requirements.

Dividend Policy

We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2007. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	10,228,254	$1.85	5,591,550

Equity compensation plans not approved by security holders	51,000	$1.66	-

Total	10,279,254	$1.85	5,591,550

Since January 1, 2006, no options have been granted to employees or consultants out of any plans except the 2005 Equity Compensation Plan. Options to our outside directors will be made from the 2000 Non-Employee Director Stock Option Plan; options under the 2005 Investment Plan may be made only to executive officers. Most warrants issued by us have been to investors or placement agents, and no warrants, including warrants issued to each of CIT Healthcare and Life Sciences Capital, have been issued pursuant to equity compensation plans. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders without necessity of further, special approval by our stockholders.

Recent Issuances of Unregistered Securities

On November 3, 2006, we completed a private placement for 9,760,000 shares of common stock at $1.17 per share resulting in gross proceeds of $11,419,200. The closing price of our common stock on November 1, 2006 was $1.27 per share, the date we agreed to the private placement. In connection with this private placement, we paid commissions and other expenses of $864,308, resulting in net proceeds of $10,554,892. In addition, the investors received warrants to purchase 2,440,000 shares of common stock at an exercise price of $1.60 per share, and Cowen & Company, the placement agent, received warrants to purchase 244,000 shares of common stock, under the same terms and conditions as the warrants issued to the investors. All such warrants have a five-year term and became first exercisable on May 1, 2007. Cowen & Company is entitled to a 6.5% commission on any proceeds to us from future exercises by the investors of their warrants. To date, there have been no exercises of these warrants. The warrants issued to Cowen & Company were in consideration of its services as the placement agent and have a value under the Black Scholes method of approximately $200,000. We have used the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

On March 31, 2006, we issued to Stern 101,010 of our restricted common stock, pursuant to a Master Asset Purchase Agreement (the “Master Agreement”) dated September 7, 2004 with Stern. As of December 31, 2007, we have issued to Stern an aggregate 589,864 shares of our restricted common stock in connection with the Master Agreement. We do not expect to issue any further shares of stock to Stern, as the time for completing remaining milestones has expired.

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

In December 2007, we issued 235,525 warrants to each of CIT Healthcare and Life Sciences Capital to purchase our common stock in connection with the term loan commenced in December 2007.

In March 2007, we issued to GE Capital Corporation (“GE”) 33,297 warrants to purchase our common stock. In 2006, we issued to GE 20,545, 24,708, 25,038 and 32,057 warrants to purchase our common stock issued on March 29, 2006, June 30, 2006, September 29, 2006 and December 28, 2006, respectively, in connection with draws we made against a Master Lease Agreement. We redeemed all such warrants from GE in December 2007 for $178,699 as part of the termination of the lending arrangement, which we recognized as part of the refinancing charge. (See Note 9)

We believe that all of the foregoing issuances of securities were made solely to accredited investors in transactions exempt from registration under Section 4(2) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 2007	213,071	$0.84	0	0

The securities were warrants held by GE Capital Corporation.

Item 6. Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, and the selected historical consolidated balance sheet data as of December 31, 2007 and December 31, 2006, are derived from our audited consolidated financial statements included in this Report on Form 10-K. The selected historical consolidated statements of operations data for the years ended December 31, 2004 and December 31, 2003 and the selected historical consolidated balance sheet data as of December 31, 2005, December 31, 2004 and December 31, 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,
	(In thousands, except per- share data)
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues	$38,714	$33,190	$28,384	$17,745	$14,319
Costs of revenues	20,068	18,472	15,675	10,363	10,488
Gross profit (loss)	18,646	14,718	12,709	7,382	3,831
Selling, general and administrative	23,229	20,682	16,477	10,426	9,451
Engineering and product development	799	1,006	1,128	1,802	1,777
Loss from operations before interest and other income, net	(5,382)	(6,970)	(4,896)	(4,846)	(7,397)
Interest income	384	149	61	43	50
Interest expense	(914)	(671)	(403)	(181)	(96)
Refinancing charge	(442)	-	-	-	-
Other income, net	-	-	1,302	-	-
Net loss	$(6,354)	$(7,492)	$(3,936)	$(4,984)	$(7,443)

Basic and diluted net loss per share	$(0.10)	$(0.14)	$(0.08)	$(0.13)	$(0.21)
Shares used in computing basic and diluted net loss per share (1)	62,810	54,189	48,786	38,835	35,134
Balance Sheet Data (At Period End):
Cash and cash equivalents	$9,954	$12,886	$5,610	$3,997	$6,633
Working capital	13,706	16,070	11,151	6,119	8,678
Total assets	56,687	57,482	48,675	22,962	22,753
Long-term debt (net of current portion)	5,701	3,727	2,437	1,399	457
Stockholders’ equity	$39,533	$44,103	$38,417	$14,580	$15,978

(1)
For all periods, all common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses.

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

For the past six years, we have sought to clear the path of obstacles and barriers to a roll-out of the XTRAC laser system in dermatology. Our efforts culminated in March 2007, when the Blue Cross Blue Shield Association (BCBSA) published a National Reference Policy that now recommends positive reimbursement coverage for psoriasis, including the XTRAC, as first-step therapy for moderate to severe psoriasis comprising less than 20% body area. Subsequent to publication of this reference policy many states adopted the XTRAC as a reimbursable procedure including the Blue Cross Blue Shield Insurance plans in Illinois, New Mexico, Oklahoma, Texas and California. Only a few remaining states do not have a positive payment policy. We estimate that 90% of the insured population in the United States has plan coverage for the treatment of psoriasis by the excimer laser.

Our 26-person XTRAC sales organization includes 13 sales representatives, 11 clinical specialists and 2 marketing support personnel. Our 28-person skin care sales organization includes 20 sales representatives, 6 customer service representatives and 2 marketing support personnel. The sales representatives of each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system.

While our sales and marketing expenses have grown faster than the revenues on which the expenses are targeted to have positive impact, we expect to increase our overall revenue and productivity as a result of these expenditures in the long term. For example, we have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the payback in utilization is expected to be attained in periods subsequent to the period in which we incurred the expense. We have also increased the number of sales representatives and established a group of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up courses of treatment after the effect of the first battery of treatment sessions starts to wear off.

International Dermatology Equipment

In the international market, we derive revenues by selling our dermatology laser systems to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser systems in the international segment is influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we are able to charge to international distributors for our XTRAC products. In 2005, as a result of the acquisition of worldwide rights to certain proprietary light-based technology from Stern, we also explored new product offerings in the treatment of dermatological conditions. We expanded the international marketing of this product, called the VTRAC™, in 2006. The VTRAC is a lamp-based UVB targeted therapy, positioned at a price point lower than the XTRAC laser system so that it will effectively compete with other non-laser-based therapies for psoriasis and vitiligo.

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

Surgical Services

The Surgical Services segment typically generates revenues by providing fee-based procedures using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. We have pursued a cautious growth strategy for this business segment in order to conserve our cash resources for the XTRAC business segments.

We have limited marketing experience in expanding our surgical services business. The majority of this business is in the southeastern part of the United States. New procedures and geographical expansion, together with new customers and different business habits and networks, will likely continue to pose different challenges compared to those that we have encountered in the past.

Surgical Products

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both inside and outside of the United States. Also included are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). Surgical product revenues decreased in 2007 compared to 2006, reflecting we believe that sales of surgical laser systems and the related disposable base have eroded as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset this erosion by increasing sales from the Diode surgical laser introduced in 2004, including OEM arrangements.

In September 2007, we entered into a three-year OEM agreement with AngioDynamics under which we manufacture for AngioDynamics, on a non-exclusive basis, a private-label, 980-nanometer diode laser system. The system is designed for use with AngioDynamics’ NeverTouch™ VenaCure® patented endovenous therapy for treatment of varicose veins. The OEM agreement provides that we shall supply this laser on an exclusive basis to AngioDynamics, should AngioDynamics meet certain purchase requirements. Having received from AngioDynamics a purchase order that exceeded the minimum purchase requirement for delivery of lasers over the first contract year, we will now provide this laser exclusively to AngioDynamics for worldwide sale in the peripheral vascular treatment field.

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

Revenue Recognition

XTRAC-Related Operations

We have two distribution channels for our phototherapy treatment equipment. We either (i) place the laser in a physician’s offices (at no charge to the physician) and charge the physician a fee for an agreed-upon number of treatments or (ii) to a lesser extent, sell the laser through a distributor or directly to a physician. When we sell an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 Criteria have been met, and until that time, the unit is carried on our books as inventory.

We ship most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are assured or fully paid. Under the terms of our distributor agreements, distributors do not have a unilateral right to return any unit that they have purchased. However, we do allow products to be returned by our distributors for product defects or other claims.

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

We exclude all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Our management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the years ended December 31, 2007 and 2006, we deferred $563,336 and $506,440, respectively, under this approach.

We have a program to support certain physicians in addressing treatments with the XTRAC laser system that may be denied reimbursement by private insurance carriers. We recognize service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. We estimate a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. At December 31, 2007 and 2006, we had net deferred revenues of $72,812 and $80,697, respectively, under this program.

Skin Care Operations

We generate revenues from our Skin Care business primarily through three channels. The primarily channel is through product sales for skin health, hair care and wound care; the second is through sales of the copper peptide compound, primarily to Neutrogena Corporation, a Johnson & Johnson company; and the third is through royalties generated by our licenses, principally to Neutrogena. The second and third channels have become minor. We recognize revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. We ship the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. We recognize royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

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

Property and Equipment. As of December 31, 2007 and 2006, we had net property and equipment of $10,143,808 and $9,054,098, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians’ use of the lasers. If the physician does not generate sufficient treatments, then we remove the laser from the physician’s office and redeploy elsewhere. In reflection of their improved reliability, XTRAC lasers placed in service after December 31, 2005 are depreciated on a straight-line basis over the estimated useful life of five-years; other XTRAC lasers-in-service continue to be depreciated over the original useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Intangibles. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2007 and 2006, we had $20,933,681 and $22, 151,160, respectively, of goodwill and other intangibles, accounting for 37% and 39% of our total assets at the respective dates. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

There has been no change in 2007 and 2006 to the carrying value of goodwill that is allocated to the XTRAC domestic segment and the XTRAC international segment in the amounts of $2,061,096 and $883,327, respectively. The allocation of goodwill to each segment was based upon the relative fair values of the two segments as of August 2000, when we bought out the minority interest in Acculase, Inc. and thus recognized the goodwill. In connection with the acquisition of ProCyte on March 18, 2005, we acquired certain intangibles recorded at fair value as of the date of acquisition and allocated fully to the Skin Care (ProCyte) segment. In 2006, we adjusted the carrying value of the goodwill from the ProCyte acquisition reflecting management’s best estimate of pre-acquisition contingencies based upon plans entered into prior to March 18, 2005. The balances of these acquired intangibles, net of amortization, were :

	December 31,
	2007	2006
ProCyte Neutrogena Agreement	$1,062,000	$1,542,000
ProCyte Customer Relationships	752,261	1,092,257
ProCyte Tradename	793,364	903,368
ProCyte Developed Technologies	120,356	148,928
Goodwill	13,973,385	13,973,385
Total	$16,701,366	$17,659,938

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

Warranty Accruals. We establish a liability for warranty repairs based on estimated future claims for XTRAC systems and based on historical analysis of the cost of the repairs for surgical laser systems. However, future returns of defective laser systems and related warranty liability could differ significantly from estimates, and historical patterns, which would adversely affect our operating results.

Results of Operations

Revenues

The following table illustrates revenues from our five business segments for the periods listed below:

	For the Year Ended December 31,
	2007	2006	2005
Dermatology:
XTRAC Domestic Services	$9,141,857	$5,611,387	$3,498,235
International Dermatology Equipment Revenues	3,256,505	2,186,424	1,404,096
Skin Care (ProCyte) Revenues	13,471,973	12,646,910	10,042,132
Total Dermatology Revenues	$25,870,335	$20,444,721	$14,944,463

Surgical:
Surgical Services	$7,667,174	$6,944,292	$7,719,529
Surgical Products	5,176,108	5,800,864	5,720,514
Total Surgical Revenues	$12,843,282	$12,745,156	$13,440,043

Total Revenues	$38,713,617	$33,189,877	$28,384,506

Domestic XTRAC Segment

Recognized treatment revenue for the years ended December 31, 2007, 2006, and 2005 was $6,981,223, $5,142,022 and $3,498,235, respectively, reflecting billed procedures of 109,139, 83,272 and 54,255, respectively. In addition, 4,157, 5,168 and 6,371 procedures were performed for the years ended December 31, 2007, 2006 and 2005, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the year ended December 31, 2007 compared to the comparable periods in 2006 and 2005 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans and to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of SAB No. 104, we recognize service revenue during the program only to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2007, we deferred revenues of $103,851 (1,587 procedures) net, under this program, compared to deferred revenues of $124,427 (1,897 procedures) net, under this program for the year ended December 31, 2006. For the year ended December 31, 2005, we deferred revenues of $57,302, (873 procedures) net, under this program. The change in deferred revenue under this program is presented in the table below.

For the years ended December 31, 2007 and 2006, domestic XTRAC laser sales were $2,160,634 and $469,365, respectively. There were 43 and 11 lasers sold, respectively. There were no lasers sold for the year ended December 31, 2005. Overall, laser sales have been made for various reasons, including costs of logistical support and customer preferences. We are finding that through sales of lasers we are able to reach, at reasonable margins, a sector of the market that is better suited to a sale model than a per-procedure model.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	For the Year Ended December 31,
	2007	2006	2005
Total revenue	$9,141,857	$5,611,387	$3,498,235
Less: laser sales revenue	(2,160,634)	(469,365)	-
Recognized treatment revenue	6,981,223	5,142,022	3,498,235
Change in deferred program revenue	103,851	124,427	57,302
Change in deferred unused treatments	56,896	194,869	5,371
Net billed treatment revenue	7,141,970	5,461,318	$3,560,908
Procedure volume total	113,296	88,440	60,626
Less: Non-billed procedures	4,157	5,168	6,371
Net billed procedures	109,139	83,272	54,255
Avg. price of treatments sold	$65.44	$65.58	$65.63
Procedures with deferred program revenue, net	1,587	1,897	873
Procedures with deferred unused treatments, net	869	2,971	82

The average price for a treatment may be reduced in some instances based on the volume of treatments performed. The average price for a treatment also varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not generally been practical to use our therapy to treat severe psoriasis patients, but this may change as our new product, the XTRAC Ultra, has shorter treatment times. A study undertaken with the guidance of John Koo, MD, of the University of California at San Francisco, is evaluating the effectiveness of the Ultra in treating patients suffering from severe psoriasis. In March 2007, the BCBSA published a National Reference Policy that now recommends positive reimbursement coverage for treatment of psoriasis by laser, including the XTRAC as first step therapy for moderate to severe psoriasis comprising less than 20% body area.

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC systems and related parts were $3,256,505 for the year ended December 31, 2007 compared to $2,186,424 and $1,404,096 for the years ended December 31, 2006 and 2005, respectively. We sold 65 systems in the year ended December 31, 2007 compared to 46 and 26 systems in the years ended December 31, 2006 and 2005, respectively. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has caused us at times to reduce the prices we charge to international distributors. The average price of dermatology equipment sold internationally also varies due to the quantities of refurbished domestic XTRAC systems sold and the amount of VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems, however, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We began selling refurbished domestic XTRAC laser systems into the international market during 2005. The selling price for used equipment is substantially less than new equipment. We sold five of these used lasers in the year ended December 31, 2007 at an average price of $36,500. We sold six of these used lasers, in each year, at an average price of $28,000 and $27,000 for the years ended December 31, 2006 and 2005, respectively; and

●
We began selling the new VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment and below our XTRAC laser during 2006. In the years ended December 31, 2007 and 2006, we sold 20 and 12 VTRAC systems, respectively.

The following table illustrates the key changes in the International XTRAC segment for the periods reflected below:

	For the Year Ended December 31,
	2007	2006	2005
Revenues	$3,256,505	$2,186,424	$1,404,096
Laser and lamp systems sold	65	46	26
Average revenue per system	$50,100	$47,531	$54,004

Skin Care (ProCyte) Segment

For the year ended December 31, 2007, ProCyte revenues were $13,471,973 compared to $12,646,910 for the year ended December 31, 2006 and $10,042,132 for the year ended December 31, 2005. Inasmuch as ProCyte was acquired on March 18, 2005, the operating results of ProCyte for the year ended December 31, 2005 include activity from ProCyte from March 19, 2005 through December 31, 2005. Skin Care revenues are generated from the sale of various skin and hair care products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena. For the full year 2005, unaudited Skin Care revenues were approximately $13 million.

●	Physician dispensed product revenues, our most strategic and most profitable revenues, increased approximately 16% in 2007 over 2006, or about $985,000.

●	Bulk product and royalty revenues decreased approximately 24% in 2007 over 2006, or about $233,000.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	For the Year Ended December 31,
	2007	2006	2005
Product sales	$12,732,973	$11,674,510	$8,902,615
Bulk compound sales	464,000	672,400	679,550
Royalties	275,000	300,000	459,967
Total Skin Care revenue	$13,471,973	$12,646,910	$10,042,132

Surgical Services Segment

In the years ended December 31, 2007, 2006 and 2005, surgical service revenues were $7,667,174, $6,944,292and $7,719,529, respectively, representing a 10% increase and a 1% decrease from the comparable prior year periods. The increases were primarily due to an increase in revenue from urological procedures delivered using a laser system purchased from a third party manufacturer. Such procedures included a charge to the customer for the use of the laser and the technician to operate it, as well as a charge to the customer for the third party’s proprietary fiber delivery system. The decrease from the year ended December 31, 2006 compared to the year ended December 31, 2005, was primarily due to the six territories that we closed since January 1, 2005, the largest of which was in the fourth quarter of 2005, and business interruption in New Orleans and Alabama from the hurricanes in August and September 2005. Operations in two of our territories on the western side of Florida were closed due to the termination of a customer contract. We closed operations in the other four territories for insufficient profitability.

Surgical Products Segment

Surgical Products revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the year ended December 31, 2007, surgical products revenues were $5,176,108 compared to $5,800,864 in the year ended December 31, 2006. The decrease was due to $434,133 less disposable and fiber sales compared to the prior year period. Also, there was a decline in the average price per laser sold for the year ended December 31, 2007 compared to the prior year period.

Disposables and fiber sales decreased approximately 15% from the comparable year ended December 31, 2006. This is due to the fact that in the year ended December 31, 2006, we had a one-time customer order for approximately $250,000 in disposables. We expect that the disposables base may continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We have sought to offset this erosion through expansion of our surgical services. We expect that our OEM contract with AngioDynamics with initial shipments in December 2007 will help grow this segment of the business.

For the year ended December 31, 2006, surgical products revenues were $5,800,864 compared to $5,720,514 in the year ended December 31, 2005. The increase was almost entirely due to $207,000 in additional laser system revenues derived from an increase in the number of systems sold (80 vs. 47), as partially offset by a decline in the average price per laser sold. The $207,000 in additional laser system revenues was offset, in part, by a decrease in disposable and fiber sales of approximately 5%.

As set forth in the table below, the decrease in average price per laser between the periods was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the years ended December 31, 2007, 2006 and 2005 were sales of 78, 65 and 28 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus the increase in the number of diodes sold reduced the average price per laser. We expect that we will continue to sell more diode lasers than our other types of lasers into the near future.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	For the Year Ended December 31,
	2007	2006	2005
Revenues	$5,176,108	$5,800,864	$5,720,514
Percent (decrease)/increase	(10.8)%	1.4%	13.6%
Laser systems sold	87	80	47
Laser system revenues	$1,684,000	$1,801,000	$1,594,000
Average revenue per laser	$19,356	$22,513	$33,915

Cost of Revenues

Cost of revenues divides into product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in the International Dermatology Equipment segment, the Skin Care segment (with royalties included as part of services), and the Surgical Products segment (with laser maintenance included as part of services). Within services cost of revenues are the costs associated with the Domestic XTRAC segment and the Surgical Services segment, as well as costs associated with the royalties and maintenance.

Product cost of revenues during the year ended December 31, 2007 were $9,539,787, compared to $8,628,651 for the year ended December 31, 2006. The $911,136 increase is due to the increases in product cost of sales for domestic XTRAC laser sales in the amount of $689,893 and international dermatology equipment sales in the amount of $378,199, due to increased number of laser sales. There was also an increase in skincare cost of revenues of $349,343 due to increased revenues. These increases were offset, in part, by a decrease of $506,299 for surgical products.

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

Services cost of revenues was $10,528,247 and $9,843,199 in the years ended December 31, 2007 and 2006, respectively. Contributing to the $685,048 increase was a $886,578 increase in the Surgical Services business associated with the increase in urological procedures performed with laser systems and fibers purchased from a third-party manufacturer, which carry a higher cost of sale rather than equipment and fibers we manufacture. This increase was offset, in part, by a decrease in the cost of revenues in the Domestic XTRAC business segment of $201,531.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	For the Year Ended December 31,
	2007	2006	2005
Product:
XTRAC Domestic	$818,733	$128,840	$-
International Dermatology Equipment	1,646,279	1,268,080	930,574
Skin Care	4,208,287	3,858,944	3,132,532
Surgical products	2,866,488	3,372,787	3,156,398
Total Product costs	$9,539,787	$8,628,651	$7,219,504

Services:
XTRAC Domestic	$3,835,828	$4,037,359	$2,691,506
Surgical Services	6,692,419	5,805,840	5,764,495
Total Services costs	$10,528,247	$9,843,199	$8,456,001

Total Costs of Revenues	$20,068,034	$18,471,850	$15,675,505

Gross Margin Analysis

Gross margin increased to $18,645,583 during the year ended December 31, 2007 from $14,718,027 during the same period in 2006. As a percentage of revenues, the gross margins for the year ended December 31, 2007 increased to 48.2% compared to 44.3% for the same period in 2006.

Gross margin increased to $14,718,027 during the year ended December 31, 2006 from $12,709,001 during the same period in 2005. As a percentage of revenues, the gross margins for the year ended December 31, 2006, decreased to 44.3% compared to 44.8% for the same period in 2005.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Margin Analysis	For the Year Ended December 31,
	2007	2006	2005
Revenues	$38,713,617	$33,189,877	$28,384,506
Percent increase	16.6%	16.9%
Cost of revenues	20,068,034	18,471,850	15,675,505
Percent increase	8.6%	17.8%
Gross profit	$18,645,583	$14,718,027	$12,709,001
Gross margin percentage	48.2%	44.3%	44.8%

The primary reasons for changes in gross profit for the year ended December 31, 2007, compared to the same period in 2006 were as follows:

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2007 than in 2006. Since each incremental treatment procedure carries negligible variable cost, this significantly enhanced profit margins. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•
We sold approximately $1.7 million worth of additional lasers domestically in the year ended December 31, 2007 at high margins compared to the same period in 2006. Certain of these lasers were previously being depreciated.

•	We sold approximately $850,000 worth of additional international dermatology equipment for the year ended December 31, 2007 compared to the same period in 2006.

•
Offsetting the above was an increase in depreciation of $417,000 included in the XTRAC Domestic cost of sales as a result of increasing the overall placements of new lasers since the year ended December 31, 2006.

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

•
We sold XTRAC laser systems domestically during the year ended December 31, 2006. The gross margin on these sales is higher, approximately 73%, since certain of the lasers were previously being depreciated.

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

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	For the Year Ended December 31,
	2007	2006	2005
Revenues	$9,141,857	$5,611,387	$3,498,235
Percent increase	62.9%	60.4%
Cost of revenues	4,654,561	4,166,199	2,691,506
Percent increase	11.7%	54.8%
Gross profit	$4,487,296	$1,445,188	$806,729
Gross margin percentage	49.1%	25.8%	23.1%

The gross profit increased for this segment for the year ended December 31, 2007 from the comparable periods in 2006 by $3,042,108. The key factors were as follows:

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

•
Procedure volume increased 31% from 83,272 to 109,139 billed procedures in the year ended December 31, 2007 compared to the same period in 2006. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately $1.7 million worth of additional domestic XTRAC lasers in the year ended December 31, 2007 at high margins compared to the same period in 2006. Certain of these lasers were previously being depreciated. The margin on these capital equipment sales was 62% in 2007 compared to 73% in 2006.

•
The cost of revenues increased by $221,932 for the year ended December 31, 2007. This increase is due to additional cost of sales for the lasers sold domestically of approximately $227,000 in 2007 compared to the same period in 2006.

The gross profit increased for this segment for the year ended December 31, 2006 from the comparable periods in 2005 by $638,459. The key factors were as follows:

•
We sold XTRAC lasers domestically during the year ended December 31, 2006. The gross margin on these sales was approximately 72%, which is higher than overall gross margin of 25.8% in this segment and which is largely due to the fact that certain of the lasers were previously being depreciated.

•
A key driver in increased revenue in this segment is insurance reimbursement and increased direct-to-consumer advertising in targeted territories. In 2005, several private health insurance plans adopted a favorable policy to cover the medically necessary treatment of psoriasis using our XTRAC laser system (e.g. United Healthcare, Highmark, Independence Blue Cross, Empire BCBS, Cigna, Premera, Blue Cross of Michigan). These insurers added to the group of companies that had already adopted a favorable policy in 2004. In 2006, we increased our level of direct-to-consumer advertising to recruit patients to dermatologists’ offices to seek treatment with the XTRAC laser system. While the advertising helped increase revenues, the advertising is also costly. We continue to analyze and adjust the advertising campaigns for cost-effectiveness.

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

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods reflected below:

International Dermatology Equipment Segment	For the Year Ended December 31,
	2007	2006	2005
Revenues	$3,256,505	$2,186,424	$1,404,096
Percent increase	48.9%	55.7%
Cost of revenues	1,646,279	1,268,080	930,574
Percent increase	29.8%	36.3%
Gross profit	$1,610,226	$918,344	$473,522
Gross margin percentage	49.4%	42.0%	33.7%

The gross profit for the year ended December 31, 2007 increased by $691,882 from the comparable prior year period. The key factors in this business segment were as follows:

•	We sold 45 XTRAC laser systems and 20 VTRAC lamp-based excimer systems during the year ended December 31, 2007 and 34 XTRAC laser systems and 12 VTRAC systems in the comparable period in 2006.

•
The International Dermatology Equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served generally to reduce the prices we charge international distributors for our excimer products.

•
There were more new XTRAC lasers sold in the year ended December 31, 2007 compared to the year ended December 31, 2006. The average selling price in 2007 was approximately 6% higher in 2007 compared to the average selling price in 2006.

•	Additionally, international part sales increased for the year ended December 31, 2007 by approximately $219,000 compared to the same period in 2006.

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

•	The International dermatology equipment operations are influenced by competition from similar laser technology from other manufacturers and from non-laser lamp alternatives for treating inflammatory skin disorders, which has served generally to reduce the prices we charge international distributors for our excimer products.

•	There were more new XTRAC lasers sold in the year ended December 31, 2006 compared to the year ended December 31, 2005 and the average selling price was approximately the same.

•	Additionally, international part sales increased for the year ended December 31, 2006 by approximately $106,000 compared to the same period in 2005.

The following table analyzes our gross margin for our Skin Care (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	For the Year Ended December 31,
	2007	2006	2005
Product revenues	$12,732,973	$11,674,510	$8,902,615
Bulk compound revenues	464,000	672,400	679,550
Royalties	275,000	300,000	459,967
Total revenues	13,471,973	12,646,910	10,042,132
Percent increase	6.5%	25.9%

Product cost of revenues	3,885,229	3,441,636	2,664,959
Bulk compound cost of revenues	323,058	417,308	467,573
Total cost of revenues	4,208,287	3,858,944	3,132,532
Percent increase	9.1%	23.2%
Gross profit	$9,263,686	$8,787,966	$6,909,600
Gross margin percentage	68.8%	69.5%	68.8%

Gross profit for the year ended December 31, 2007 increased by $475,720 over the comparable period in 2006. The key factors in this business segment were as follows:

•
The gross margin for our skin care products is relatively consistent from year to year; 68.8% in 2007 and 69.5% in 2006. The increase in total cost of revenues of $349,343 in 2007 from 2006 is directly related to the increases in revenues between the periods.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while revenues generated from licensees have no significant costs associated with this revenue stream.

Gross profit for the year ended December 31, 2006 increased by $1,878,366 over the comparable period in 2005. The key factors impacting gross profit were as follows:

•
Skin Care (ProCyte) business was acquired on March 18, 2005 and, as such, the operating results of ProCyte for the year ended December 31, 2005 only included activity from March 19, 2005 through December 31, 2005.

•
The gross margin for our skin care products is relatively consistent from year to year 69.5% in 2006 and 68.8% in 2005. The increase in total cost of revenues of $726,412 in 2006 from 2005 is directly related to the increases in revenues between the periods.

The following table analyzes the gross profit for our Surgical Services segment for the periods reflected below:

Surgical Services Segment	For the Year Ended December 31,
	2007	2006	2005
Revenues	$7,667,174	$6,944,292	$7,719,529
Percent increase (decrease)	10.4%	(10.0)%
Cost of revenues	6,581,722	5,703,925	5,675,787
Percent increase	15.4%	0.5%
Gross profit	$1,085,452	$1,240,367	$2,043,742
Gross margin percentage	14.2%	17.9%	26.5%

Gross profit in the Surgical Services segment for year ended December 31, 2007 decreased by $154,915, from the comparable period in 2006. The key factors impacting gross margin for the Surgical Services business were as follows:

•
For the year ended December 31, 2007 compared to the year ended December 31, 2006, we incurred incremental costs in technicians of $165,000 and outside contractors of $140,000 and incremental depreciation of $197,000. These increases were offset, in part, by a decrease in repairs of $81,000.

•
Although our revenues have increased by 10%, our product cost of revenue has increased 30%. This is due to a continuing change in the mix of procedures performed. A certain urological procedure performed on a laser purchased from an unrelated party has increased as a percentage of revenue from 2006. This procedure has a lower gross margin than margins obtained from procedures performed on lasers manufactured by us.

Gross profit in the Surgical Services segment for year ended December 31, 2006 decreased by $803,375, from the comparable period in 2005. The key factors impacting gross margin for the Surgical Services business were as follows:

•
We have closed business operations in six territories due to unacceptable operating profit and in one additional territory due to competition. Although closing these unprofitable territories will save costs and improve profitability over time, the overall costs saved for the year ended December 31, 2006 have not kept pace with the revenues lost. Nevertheless, in the case of the territory lost to competition, we have opened a new, contiguous territory in which we have secured a long-term contract from which we anticipate significant procedure volume. For that reason, we have relocated our personnel and material from the lost territory to the new one.

•
Our product cost percentage has increased due to a change in the mix of procedures performed. A certain urological procedure performed on a laser purchased from an unrelated party has increased as a percentage of revenue from 2005. This procedure has a lower gross margin than margins obtained from procedures performed on lasers manufactured by us.

The following table analyzes our gross profit for our Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Year Ended December 31,
	2007	2006	2005
Revenues	$5,176,108	$5,800,864	$5,720,514
Percent (decrease) increase	(10.8)%	1.4%
Cost of revenues	2,977,185	3,474,702	3,245,103
Percent (decrease) increase	(14.3)%	7.1%
Gross profit	$2,198,923	$2,326,162	$2,475,411
Gross margin percentage	42.5%	40.1%	43.3%

The gross profit for the year ended December 31, 2007 decreased by $127,239 from the comparable prior year period. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the year ended December 31, 2007 decreased by $624,756 from the year ended December 31, 2006 while cost of revenues decreased by $497,517 between the same periods. There were 7 more laser systems sold in the year ended December 31, 2007 than in the comparable period of 2006. However, the lasers sold in the 2006 period were at higher prices than those sold in the comparable period in 2007. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the year ended December 31, 2007 and 2006 were sales of $1,190,000, representing 78 systems, and $1,120,000, representing 65 systems, of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•
Additionally there was a decrease in sales of disposables between the periods. Fiber and other disposables sales decreased 15% between the comparable periods ended December 31, 2007 and 2006. This is due in part to having a one-time order of approximately $250,000 in the year ended December 31, 2006.

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

Selling, General and Administrative Expenses

For the year ended December 31, 2007, selling, general and administrative expenses increased to $23,229,276 from $20,682,056 for the year ended December 31, 2006.

•	We have increased our investment in sales and marketing to respond to the improved reimbursement environment related to our domestic XTRAC business. We expect this investment to increase future revenues;

•
The majority of the increase related to a $1,770,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force and increased revenues, particularly in the Domestic XTRAC segment;

•	An increase of $292,000 in salaries, benefits and travel expenses associated with an increase in the marketing team, particularly in the Domestic XTRAC segment;

•	An increase of $262,000 for legal expenses;

•	An increase of $174,000 in outside services and consulting expenses;

•	An increase of $176,000 in additional warranty expense due to the increase in lasers sold; and

•	These increases were offset, in part, by a decrease in commercial, workers’ compensation and directors and officers liability insurance of $171,000.

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

•	The remaining increase related to a $387,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, particularly in the Domestic XTRAC segment;

•	An increase in direct-to-consumer advertising of $676,000;

•	An increase in royalties to Mount Sinai of $112,000;

•	An increase in bonus accrual of $255,000;

•	An increase of $210,000 for legal expenses;

•	An increase of $1,304,546 for stock-based compensation expense following adoption of SFAS No. 123R (see Note 1, “Stock-Based Compensation”) and $132,624 for stock options issued to consultants; and

•	These increases were partially offset by a reduction in bad debt expense of $213,000.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2007 decreased to $799,108 from $1,006,600 for the year ended December 31, 2006. The decrease is primarily due to a decrease in salaries and related benefits of $154,000 due to reduced headcount. During the 2007 and 2006 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Engineering and product development expenses for the year ended December 31, 2006 decreased to $1,006,600 from $1,127,961 for the year ended December 31, 2005. The decrease was primarily due to a decrease of $117,000 in salaries associated with reduced headcount. During the 2006 and 2005 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Other Income

Other income for the year ended December 31, 2005 was $1,302,537 reflecting the following components: a litigation settlement, net of expenses, of $968,882, a non-monetary exchange of assets during June 2005 of two depreciable engineering development prototypes in exchange for four product units to be held for sale for $88,667 and the expiration, and therefore reversal, of the liability for SLT subordinated notes of $244,988. There was no other income in the comparable periods in 2007 and 2006.

Refinancing Charge

Refinancing charge for the year ended December 31, 2007 was due to the termination of the lending arrangements with both GE Capital Corporation and Leaf Financial. This included $108,876 for prepayment penalties; $178,699 buyback of warrants previously issued to GE; and $154,381 of unamortized costs for previous draws on the line of credit. These costs were incurred in order to obtain a new credit facility with CIT in terms more favorable to us.

Interest Expense, Net

Net interest expense for the year ended December 31, 2007 increased to $529,489, as compared to $521,768 for the year ended December 31, 2006. The increase in net interest expense was the result of the draws on the lease line of credit during the year ended December 31, 2006 and the first and second quarters of 2007. This was offset by the increase in interest income earned on the funds from the private placement in November 2006.

Net interest expense for the year ended December 31, 2006 increased to $521,768, as compared to $342,299 for the year ended December 31, 2005. The increase in net interest expense was the result of the draws on the lease line of credit during the year ended December 31, 2005 and the first, second and third quarters of 2006.

Net Loss

The aforementioned factors resulted in a net loss of $6,354,246 during the year ended December 31, 2007, as compared to a net loss of $7,492,397 for the year ended December 31, 2006, a decrease of 15.2%. The decrease was primarily due to:

•	The increase in revenues of 16.6% which resulted in an increase in gross margin of $3,927,556 or 26.7%.

•	This increase was offset, in part by increases in personnel for sales and marketing in the Domestic XTRAC segment of the business;

•	A charge to expense of $441,956 due to the costs involved in refinancing of the GE and Leaf Financial Corporation (“Leaf”) credit facilities; and

•	An increase of $622,988 of depreciation, substantially all of which is included in costs of goods sold, and amortization over the comparable period of the prior year.

The following table illustrates the impact of the three components between the periods:

	For the Year ended December 31,
	2007	2006	Change
Net loss	$6,354,246	$7,492,398	$(1,138,152)

Components included in net loss:
Refinancing charge	(441,956)	-	(441,956)
Depreciation and amortization expense	(4,822,035)	(4,199,047)	(622,988)
Stock-based compensation expense	(1,444,880)	(1,437,170)	(7,710)
	$(6,768,871)	$(5,636,217)	$(1,072,654)

The aforementioned factors resulted in a net loss of $7,492,397 during the year ended December 31, 2006, as compared to a net loss of $3,936,044 for the year ended December 31, 2005, an increase of 90.4%. The increase was primarily due to:

•	The result of the other income for the year ended December 31, 2005 of $1,302,537;

•	The increase in cost of sales and resulting decrease in gross margin, due to stock option expense of $1,437,170 following the adoption of SFAS No. 123R; and

•	An increase of $982,110 of depreciation and amortization over the comparable period of the prior year.

	For the Year ended December 31,
	2006	2005	Change
Net loss	$7,492,398	$3,936,044	$3,556,354

Components included in net loss:
Other income	-	1,302,537	(1,302,537)
Depreciation and amortization expense	(4,199,047)	(3,216,937)	(982,110)
Stock-based compensation expense	(1,437,170)	-	(1,437,170)
	$(5,636,217)	$(1,914,400)	$(3,721,817)

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive cash flow generated from operations.

At December 31, 2007, our current ratio was 2.20 compared to 2.66 at December 31, 2006. As of December 31, 2007, we had $13,705,775 of working capital compared to $16,069,615 as of December 31, 2006. Cash and cash equivalents were $9,954,303 as of December 31, 2007, as compared to $12,885,742 as of December 31, 2006. We had $117,000 of cash that was classified as restricted as of December 31, 2007 compared to $156,000 as of December 31, 2006.

We believe that our existing cash balance together with our other existing financial resources, including access to debt financing for capital expenditures, and revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet our operating and capital requirements beyond the second quarter of 2009. The 2008 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2008 operating plan calls for increased revenues and profits from our Skin Care business.

On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility has a commitment term of one year, expiring on December 31, 2008. We account for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers. Each draw against the credit facility has a repayment period of three years. A summary of the activity under the CIT credit facility is presented in Note 9, “Long-term Debt” Of the Financial Statements included in this Report.

Net cash used in operating activities was $992,858 for the year ended December 31, 2007, compared to net cash provided by operating activities was $60,984 for the year ended December 31, 2006. The decrease was mostly due to the increases in accounts receivable and inventory.

Net cash provided by operating activities was $60,984 for the year ended December 31, 2006, compared to cash used of $1,729,842 for the same period in 2005. The change was primarily due to a decrease in inventory. In the prior year, significant inventory purchases were made of copper peptide in the skincare products segment and in launching the diode program in the surgical products segment. Increases in sales in these segments in 2006, reduced the inventory levels.

Net cash used in investing activities was $4,558,617 for the year ended December 31, 2007 compared to $5,026,811 for the year ended December 31, 2006. This was primarily for the placement of lasers into service.

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

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last three years, the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash provided by financing activities was $2,659,036 for the year ended December 31, 2007 compared to $12,292,533 for the year ended December 31, 2006. In the year ended December 31, 2007 we received $3,314,426 from the advances under the lease and term-note lines of credit, net of payments, $85,954 from the exercise of common stock options and a decrease in restricted cash of $39,000. These cash receipts were offset by $784,543 for the payment of certain notes payable and capital lease obligations.

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

Contractual Obligations

Set forth below is a summary of current obligations as of December 31, 2007 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. The obligations under the credit facility from CIT Healthcare and Life Sciences Capital are term notes. The capital lease obligations are from transactions entered into for the surgical services division. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Credit facility obligations	$10,105,609	$4,671,811	$5,433,798	$-
Capital lease obligations	254,179	74,735	131,089	48,355
Operating lease obligations	46,578	27,971	18,607	-
Rental obligations	1,727,473	528,979	1,115,497	82,997
Notes payable	235,220	129,305	92,097	13,818
Total	$12,369,059	$5,432,801	$6,791,088	$145,170

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

Off-Balance Sheet Arrangements

At December 31, 2007, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in this Report and begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2007 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting. As a prophylactic measure and support for our compliance with the Sarbanes Oxley Act, we adopted an Anti-Fraud Program in October 2007.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Amper, Politziner & Mattia, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

On October 30, 2007, we amended Section 6.01 of our By-Laws to provide that each share of our common stock shall be eligible for record of ownership, and transfer of ownership for book-entry under a Direct Registration System that complies under Nasdaq rules, and that a stockholder while entitled to a physical certificate, shall not be required to have a certificate. This was done in conformance with Nasdaq requirements to facilitate the trading in listed companies’ shares.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Our Board members are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held seven meetings and executed one unanimous written consent in lieu of a meeting in 2007.

The following sets forth certain biographical information concerning our directors and our current executive officers.

Name	Position	Age

Richard J. DePiano	Non-Executive Chairman of the Board of Directors	66
Jeffrey F. O'Donnell	Director, President and Chief Executive Officer	48
Dennis M. McGrath	Chief Financial Officer and Vice President – Finance and Administration	51
Michael R. Stewart	Executive Vice President and Chief Operating Officer	50
Alan R. Novak	Director	73
Anthony J. Dimun	Director	64
David W. Anderson	Director	55
Wayne M. Withrow	Director	52
Stephen P. Connelly	Director	56

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

Jeffrey F. O’Donnell joined PhotoMedex in 1999 as President and CEO and has served as a member of the Board of Directors since that date. Prior to PhotoMedex, he joined Radiance Medical Systems (originally Cardiovascular Dynamics) as Vice President of Sales and Marketing from 1995 to 1997; from 1997 to 1999 he served as its President and CEO and subsequently assumed a role as non-executive chairman of the board. Previously, from 1994 to 1995 Mr. O’Donnell held the position of President and CEO of Kensey Nash Corporation. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant and Johnson & Johnson Orthopedic. In addition to sitting on the Board of Directors for PhotoMedex, Mr. O’Donnell is currently an outside Board Member of Endologix, Inc., Cardiac Sciences Inc. and Replication Medical, Inc. and had served until December 28, 2004 on the Board of Escalon Medical Corp. He had served as an outside Board member of AzurTec, Inc. but resigned from that board in 2003. Mr. O’Donnell graduated from LaSalle University in 1982 with a B.S. in business administration.

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

Anthony J. Dimun was appointed to our Board of Directors on October 3, 2003. Mr. Dimun has served since May 2001 as Chairman of Nascent Enterprises, L.L.C., a medical device venture advisory firm. He also has served since 1987 as the Managing Director and Chief Executive Officer of Strategic Concepts, Inc., a financial advisory company with specific focus on venture capital and acquisition transactions. From March 1991 to May 2001, Mr. Dimun served as Executive Vice President and Chief Financial Officer of Vital Signs, Inc., a publicly held anesthesia and respiratory medical device company. Mr. Dimun also serves as a member of the Board of Trustees of the New Jersey Center for Biomaterials, a non-profit collaboration of the three leading New Jersey universities. Prior to 1991, Mr. Dimun held positions as a Certified Public Accountant with several national accounting firms and served as Senior Vice President for an international merchant-banking firm.

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

Stephen P. Connelly was appointed to our Board of Directors on May 3, 2007. Mr. Connelly has served as President and Chief Operating Officer of Viasys Healthcare, Inc. a publicly traded medical technology and device company. In addition, Mr. Connelly was Senior Vice President and General Manager of the America’s as well as a member of the Executive Committee of Rhone Poulenc Rorer. Mr. Connelly’s broad background includes over twenty-five years of experience in the planning, development and management of rapid-growth marketing-driven businesses in the medical device and pharmaceutical fields. In addition, Mr. Connelly has a diverse and comprehensive business background, with expertise in such areas as strategic and tactical business development, joint ventures, mergers, acquisitions and corporate partnering, structuring and finance. Mr. Connelly is well-versed in every aspect of marketing, sales, general management, research and development of high-technology products and processes. Mr. Connelly possesses extensive international experience, having lived in Asia and having had operational P&L responsibility in many developed countries.

Compensation, Nominations and Corporate Governance and Audit Committees

General. The Board maintains charters for select committees. In addition, the Board has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals and have adopted a related Comprehensive Compliance Program and an Anti-Fraud Program. To view the charters of the Audit, Compensation and Nominations and Corporate Governance Committees, the Code of Ethics and Comprehensive Compliance Program, the corporate governance guidelines and the codes of conduct and our whistle blower policy, please visit our website at www.photomedex.com (this website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this Report). The Board determined in 2007 that all members of the Board are independent under the revised listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”), except for Mr. O'Donnell, who is also our Chief Executive Officer.

Compensation Committee. Our Compensation Committee discharges the Board’s responsibilities relating to compensation of our Chief Executive Officer, other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement and in this Report, and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:

•	reviewing and approving objectives relevant to executive officer compensation;

•	evaluating performance and determining the compensation of our Chief Executive Officer and other executive officers in accordance with those objectives;

•	reviewing employment agreements for executive officers;

•	recommending to the Board the compensation for our directors;

•	administering our stock option plans (except the 2000 Non-Employee Director Stock Option Plan); and

•	evaluating human resources and compensation strategies, as needed.

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is composed of Messrs. Novak, DePiano, Dimun, Withrow and Connelly. Mr. Dimun serves as the Chairman of the Compensation Committee; Mr. Connelly joined the Committee in May 2007. The Board determined in 2007 that each member of the Compensation Committee satisfies the independence requirements of the Commission and Nasdaq. The Compensation Committee held eleven meetings during 2007.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all decisions. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), provides oversight for employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans as may be adopted by us from time to time. The report of the Compensation Committee for 2007 is presented below.

Nominations and Corporate Governance Committee. Our Board has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board as to which persons should be our Board’s nominees. Our Board has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Novak, DePiano and Anderson. Mr. Anderson serves as the Chairman of the Nominations and Corporate Governance Committee. The Board of Directors determined in 2007 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of the Commission and Nasdaq. The Nominations and Corporate Governance Committee held three meetings during 2007.

The duties and responsibilities of the Nominations and Corporate Governance Committee include:

•	identifying and recommending to our Board individuals qualified to become members of our Board and to fill vacant Board positions;

•	overseeing the compensation of non-employee directors, including administering the 2000 Non-Employee Director Stock Option Plan;

•	recommending to our Board the director nominees for the next annual meeting of stockholders;

•	recommending to our Board director committee assignments;

•	reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers;

•	monitoring the independence of our board members;

•	developing and overseeing the corporate governance principles applicable to our Board members, officers and employees;

•	monitoring the continuing education for our directors; and

•	evaluating annually the Nominations and Corporate Governance Committee charter.

Our Board of Directors believes that it is necessary that the majority of our Board of Directors be comprised of independent directors and that it is desirable to have at least one audit committee financial expert serving on the Audit Committee. The Nominations and Corporate Governance Committee considers these requirements when recommending Board nominees. Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or other circumstances. When considering potential director candidates, the Nominations and Corporate Governance Committee also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs, the needs of PhotoMedex and of the existing directors. The Committee recommended to the Board that Mr. Stephen P. Connelly be invited to join the Board. The Board accepted the recommendation, and Mr. Connelly accepted the invitation in May 2007.

Audit Committee. Our Board of Directors has established an Audit Committee to assist the Board in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors and an internal audit function, and risk assessment and risk management. The duties of the Audit Committee include:

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

Our Board of Directors has adopted a written charter for the Audit Committee, meeting applicable standards of the Commission and Nasdaq. The members of the Audit Committee in 2007 were Messrs. DePiano, Dimun, Anderson and Withrow. Mr. DePiano serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held nine meetings during 2007.

The Board of Directors determined in 2007 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K under the Exchange Act, and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 14, 2008, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2007.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Compensation Committee is responsible for reviewing and approving the annual compensation of our executive officers, of whom we presently have three. The Nominations and Corporate Governance Committee is responsible for reviewing and approving the compensation of our non-employee directors.

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

What Our Compensation Program is Designed to Reward

The key components of the compensation program for executive officers are base salary and bonus, and long-term incentives in the form of stock options and under the 2005 Equity Compensation Plan, restricted shares of our common stock. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

Stock price performance has not been a factor in determining annual compensation insofar as the price of our common stock is subject to a number of factors outside our control. We have endeavored through the grants of stock options to the executive officers to incentivize individual and team performance, providing a meaningful stake in us and linking them to a stake in our overall success. Through the awards of restricted stock, we have striven to forge a closer link by tying the vesting of the restricted stock to certain milestone prices of our common stock.

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

Bonus. At the outset of a fiscal year, the Compensation Committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For 2007, there were three factors of generally equal weight: Company revenues, the Company’s EBITDA and a discretionary component.

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

To encourage our executive officers to have a greater stake in the equity of the Company, the Committee recommended, and the Board of Directors and the Company stockholders approved, the 2005 Investment Plan at the 2005 Annual Stockholders’ Meeting..

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

We also have arrangements with other key employees under which we would be obliged to pay compensation upon their termination outside a context of change of control, and, for a lesser number of key employees, by virtue of a change of control. If all such executive officers and key employees were terminated other than for cause and not within a change of control, we would have had an aggregate commitment of approximately $1,735,000 at December 31, 2007 for severance and related compensation. However, the obligation for such compensation that would arise in favor of the executive officers and certain key employees by virtue of a change of control would have been approximately $2,148,000 at December 31, 2007.

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

As a general rule, options and restricted stock awards are made in the first or second quarter of a year and after the financial results for the prior year have been audited and reported to the Board of Directors. Grants and awards are valued, and exercise prices are set, as of the date the grant or award is made. Exceptions to the general rule may arise for grants made to recognize a promotion or to address the effect of expiring options. The Committee may elect to defer a grant until after the Company has made public disclosure of its financial results, typically in a conference call on earnings; in such a case, the exercise price is set at the higher of the closing prices on the approval date or the fixed grant date. In these deliberations, the Compensation Committee does not delegate any related function, unless to the Board of Directors as a whole, and the grants or awards made to executives are valued under the same measurement standards as for grants made to other grantees.

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

Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Compensation Committee has been advised that based upon prior stockholder approval of the material terms of our stock option plans, compensation under these plans is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in 2005, 2006 and 2007 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in 2005, 2006 or 2007.

Overview of Executive Employment Agreements and 2007 Equity-Based Awards

Employment Agreement with Jeffrey F. O'Donnell. In November 1999, we entered into an employment agreement with Jeffrey F. O'Donnell to serve as our President and Chief Executive Officer and amended and restated that agreement in August 2002 and October 2007. This agreement has been renewed through December 31, 2008 and will expire then if due notice is given by December 1, 2008. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. Mr. O'Donnell's current base salary has been $350,000 per year and will be $367,500 in 2008. If we terminate Mr. O'Donnell other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to his base salary, payable over 12 months. If a change of control occurs, Mr. O’Donnell becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

On May 1, 2007, Mr. O’Donnell was awarded from the 2005 Equity Compensation Plan 105,000 restricted shares of our common stock, setting their purchase price at $0.01 per share. Shares that are purchased will be held in escrow by us for as long as they are subject to our right of repurchase. Our right of repurchase will continue for such shares for so long as the shares remain subject to performance restrictions and time restrictions.

As to the performance restrictions, our repurchase right will lapse if the trading price of our common stock attains certain targets above the 2007 Average Price, which by contract was set at $1.23, being higher than the average fair market value (generally the closing price of our common stock) for each of the trading days in the 90-day period ending on May 1, 2007. For the years 2008 through 2012, the Average Price will mean the average fair market value of our common stock for each of the trading days in the period February 1 to April 30 of the applicable calendar year. Our right of repurchase shall lapse with respect to 20% of the purchased shares if the 2008 Average Price equals or exceeds the 2008 Target Price, where the term “2008 Target Price” will equal 125% of the 2007 Average Price, or $1.54, and where the lapsing shall be effective as of May 1, 2008.

Likewise, our right of repurchase will lapse with respect to 20% of the purchased shares if the 2009 Average Price equals or exceeds the 2009 Target Price, where the term “2009 Target Price” will equal 125% of the 2009 Target Price, or $1.92, and so on. For 2012, if the 2012 Average Price equals or exceeds the 2012 Target Price of $3.75, then our right of repurchase will lapse with respect to all of the purchased shares for which our repurchase right has not previously lapsed, and such lapsing will be effective as of May 1, 2012. As to time restrictions, to the extent that any of the purchased shares remain subject to our right of repurchase and therefore are unvested, they will vest ratably (i.e. one-third) on the fifth, sixth and seventh anniversaries of the award of the restricted shares.

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

On March 6 and March 7, 2007, Mr. O’Donnell was granted 2,000 and 1,000 stock options, respectively, under the 2005 Investment Plan to match his purchase on the same date of an equal number of shares of our common stock on the open market.

Employment Agreement with Dennis M. McGrath. In November 1999, we entered into an employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration and amended and restated that agreement in August 2002 and September 2007. This agreement has been renewed through December 31, 2008 and will expire then if due notice is given by December 1, 2008. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. Mr. McGrath's current base salary has been $285,000 per year and will be $299,250 in 2008. If we terminate Mr. McGrath other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to his base salary, payable over 12 months. If a change of control occurs, Mr. McGrath becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

On May 1, 2007, Mr. McGrath was awarded from the 2005 Equity Compensation Plan 87,500 restricted shares of our common stock, having a purchase price at $0.01 per share. The terms and conditions applicable to Mr. McGrath’s award of restricted stock are the same as the terms and conditions applicable to the award to Mr. O’Donnell, which are discussed above.

Employment Agreement with Michael R. Stewart. Effective December 27, 2002, Michael R. Stewart became the Company’s Executive Vice President of Corporate Operations, pursuant to an employment agreement. The employment agreement was amended and restated in September 2007. Mr. Stewart became our Chief Operating Officer on July 19, 2005, at which time he was granted 40,000 options. Mr. Stewart’s current base salary has been $250,000 per year and will be $262,500 in 2008. This agreement has renewed through December 31, 2008 and will expire then if due notice is given by December 1, 2008. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. If we terminate Mr. Stewart other than for “cause” (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to his base pay, payable over 12 months. If a change of control occurs, Mr. Stewart becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary, payable over 12 months.

On May 1, 2007 and August 13, 2007, Mr. Stewart was awarded from the 2005 Equity Compensation Plan 70,000 and 105,000 restricted shares of our common stock, respectively, having a purchase price at $0.01 per share. The terms and conditions applicable to Mr. Stewart’s award of restricted stock in May 2007are the same as the terms and conditions applicable to the award to Mr. O’Donnell, which are discussed above. The mechanics of the August agreement are the same as the mechanics of the May agreement, the notable differences being: (i) that the 2007 Average Price in the August agreement was set at $1.21; (ii) the Average Price for the subsequent 5 years is set within the period May 14 to August 12 of the applicable year, and (iii) our rights lapse as of August 13 of the applicable year.

The following

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2007 and 2006 concerning compensation for our three incumbent executive officers. All of our other officers are not executive officers, within the meaning ascribed by the Securities and Exchange Act of 1934.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Jeffrey F. O’Donnell,	2007	350,000	175,875	127,050	0	0	0	19,475	672,400
President and Chief Executive Officer	2006	350,000	157,500	943,005	420,213	0	0	17,395	1,888,113

Dennis M. McGrath,	2007	285,000	114,570	105,875	0	0	0	15,844	521,289
Chief Financial Officer & Vice Pres. - Finance/ Administrative	2006	285,000	102,600	601,727	377,054	0	0	15,105	1,381,486

Michael R. Stewart,	2007	250,000	83,750	275,275	0	0	0	19,004	628,029
Chief Operating Officer and Executive Vice President	2006	250,000	75,000	0	190,200	0	0	18,366	533,566

(1) “Bonus” in the foregoing table is the bonus earned in 2007 and 2006, even though it will have been paid in a subsequent period.

(2) The amounts shown for option awards and restricted stock awards relate to shares granted under our 2005 Equity Compensation Plan and 2005 Investment Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2007 and 2006, computed in accordance with SFAS 123(R), before amortization and without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in Note 1 to our consolidated financial statements. For information regarding the number of shares subject to 2007 and 2006 awards, other features of those awards, and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table on p. 71. In 2006, 125,000 and 110,000 options granted to Messrs. O’Donnell and McGrath, respectively, expired; in 2007, 150,000 options granted to Mr. Stewart expired.

(3) The Company does not have a Non-Equity Incentive Plan.

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

If any of the events set forth in the table had occurred by December 31, 2007, then we estimate the value of the benefits that would have been triggered and thus accrued to the three incumbent executives as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (3)	Disability (3)	Change in Control

Jeffrey F. O’Donnell (1)(2)(4)	Severance	350,000	700,000	0	0	0	N/A
	Health continuation	15,554	31,108	0	0	0	N/A
	AD&D insurance	780	1,560	0	0	0	N/A
	Executive life ins.	5,355	10,711	0	0	0	N/A
	Accelerated vesting	0	592,200	0	0	0	0
	TOTAL	371,689	1,335,579	0	0	0	0

Dennis McGrath (1)(2(4))	Severance	285,000	570,000	0	0	0	N/A
	Health continuation	15,554	31,108	0	0	0	N/A
	AD&D insurance	780	1,560	0	0	0	N/A
	Executive life ins.	1,680	3,360	0	0	0	N/A
	Accelerated vesting	0	397,150	0	0	0	0
	TOTAL	303,014	1,003,178	0	0	0	0

Michael Stewart (1)(2)(4)	Severance	250,000	500,000	0	0	0	N/A
	Health continuation	15,554	31,108	0	0	0	N/A
	AD&D insurance	780	1,560	0	0	0	N/A
	Executive life ins.	5,076	10,152	0	0	0	N/A
	Accelerated vesting	0	213,850	0	0	0	0
	TOTAL	271,410	756,670	0	0	0	0

_________________
(1) If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2007 (the last trading day of the year) was $0.95. All shares were unvested at that date and were purchased for the par value of the stock, i.e. $0.01, assuming a change of control as of December 31, 2007, each share would return a gain of $0.94.

(2) All unvested options become exercisable by reason of a change of control. However, none of the executives’ unvested options as of December 31, 2007 were in the money, and therefore there would have been no benefit as of December 31, 2007. Similarly, in the event of an involuntary termination without cause, the executive optionee becomes vested in those options that would otherwise have vested in twelve months following the date of termination. As in the hypothetical change of control, so in this case of hypothetical involuntary termination, there would have been no benefit to the optionee inasmuch as no option was in the money at December 31, 2007.

(3) An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.

(4) Severance based on 2007 salary levels.

STOCK OPTIONS

The 2005 Equity Compensation Plan is currently the primary vehicle by which restricted stock awards and option grants are made to the executives and other service-providers. The Plan has been authorized by the stockholders for 6,160,000 shares of our common stock. Participation in the 2005 Investment Plan is limited to the executives; this Plan has been authorized by the stockholders for 400,000 shares of our common stock.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2007 to each of our executive officers listed in the Summary Compensation Table as shown under the caption “Executive Compensation.” Stock awards and option grants made in 2007 were primarily from the 2005 Equity Compensation Plan. Matching options grants were made out of the 2005 Investment Plan to Mr. O’Donnell for 3,000 options.

GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Price on Grant	Grant Date Fair Value of Stock
Name	Grant Date	Approval Date (1)	Threshold (#)	Target (#)	Maximum (#)	Options (#)	Awards ($ / Sh)(3)	Date ($ / Sh)(4)	and Option Awards ($)(5)

Jeffrey O’Donnell	3/6/07	3/6/07				2,000	1.13	N/A	1,854
	3/7/07	3/7/07				1,000	1.15	N/A	924
	5/1/07	5/1/07	-	105,000	-	N/A	N/A	1.22	127,050

Dennis McGrath	5/1/07	5/1/07	-	87,500	-	N/A	N/A	1.22	105,875

Michael Stewart	5/1/07	5/1/07	-	70,000	-	N/A	N/A	1.22	84,700
	8/13/07	7/31/07	-	157,500	-	N/A	N/A	1.14	190,575

(1)
The award of restricted stock to Mr. Stewart on August 13, 2007 was approved on July 31, 2007. The award was delayed due to a pending earnings call and publication of our quarterly report. The 2007 average price was to be set at the higher of the average closing price in the 90 days from the second day following the filing of our 10-Q, and the closing price of the award date.

(2)
The Company does not have a Non-Equity Incentive Plan. The Equity Incentive Plan is comprised of the restricted shares of common stock issued to Messrs. O’Donnell, McGrath and Stewart under the 2005 Equity Compensation Plan.

(3)	The exercise prices of options granted under the 2005 Investment Plan were set equal to the optionee’s purchase price of shares of common stock on the date of the grant.

(4)	The exercise price of options granted on 3/6/07 and 3/7/07 were set equal to the optionee’s purchase price of shares of common stock on the date of the grant.

(5)	Computed in accordance with SFAS 123 (R).

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Jeffrey O’Donnell	125,000	0	0	1.66	4/29/08	0	0	N/A	N/A
	112,500	37,500	0	2.14	1/22/09	0	0	N/A	N/A
	75,000	75,000	0	2.45	3/1/10	0	0	N/A	N/A
	40,000	160,000	0	2.50	1/15/16	0	0	525,000	498,750
	0	2,000	0	1.59	5/24/16	0	0	N/A	N/A
	25,000	100,000	0	1.11	11/20/16	0	0	N/A	N/A
	0	2,000	0	1.13	3/6/17	0	0	N/A	N/A
	0	1,000	0	1.15	3/7/17	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	105,000	99,750

Dennis McGrath	110,000	0	0	1.66	4/29/08			N/A	N/A
	93,750	31,250	0	2.14	1/22/09	0	0	N/A	N/A
	70,000	70,000	0	2.45	3/1/10	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	335,000	318,250
	28,000	112,000	0	2.23	3/10/16	0	0	N/A	N/A
	0	5,000	0	1.58	5/24/16	0	0	N/A	N/A
	0	2,000	0	1.63	5/25/16	0	0	N/A	N/A
	22,000	88,000	0	1.11	11/20/16	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	87,500	83,125

Michael Stewart	75,000	0	0	1.83	1/2/08	0	0	N/A	N/A
	56,250	18,750	0	2.14	1/22/09	0	0	N/A	N/A
	50,000	50,000	0	2.45	3/1/10	0	0	N/A	N/A
	30,000	10,000	0	2.63	7/19/10	0	0	N/A	N/A
	20,000	80,000	0	2.23	3/10/16	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	70,000	66,500
	0	N/A	0	N/A	N/A	0	0	157,500	149,625

(1) The market value of unvested shares of restricted stock is based on $0.95 per share, which was the closing price of our stock on December 31, 2007, the last trading day of 2007.

Option Exercises and Stock Vested Table

None.

Compensation Committee Report on Executive Compensation

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2007 Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Form 10-K.

Compensation Committee

Anthony J. Dimun Richard J. DePiano Wayne M. Withrow Stephen P. Connelly Alan R. Novak

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of Board committees. Directors who are not our employees are compensated under the 2000 Non-Employee Director Plan. Each director receives non-qualified options to purchase up to 35,000 shares of common stock on an annual basis. Each outside director receives an annual cash retainer of $20,000 and is also paid $1,000 for personal attendance at each meeting of the Board and each committee meeting held not in conjunction with meetings of the Board itself, and $500 for telephonic attendance at each Board or committee meeting, excluding meetings of limited scope and duration. We pro-rate the retainer for a director serving less than a full year. The table below sets forth non-employee directors’ compensation in 2007.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)

Richard J. DePiano	32,500	32,060	(2)	64,560

Warwick Alex Charlton	9,167	32,060	(2)	41,227

Alan R. Novak	30,000	32,060	(2)	62,060

Anthony J. Dimun	32,000	32,060	(2)	64,060

David W. Anderson	28,500	32,060	(2)	60,560

Wayne M. Withrow	32,000	32,060	(2)	64,060

Stephen P. Connelly	13,500	26,171	(3)	39,671

(1) The amounts shown for option awards relate to shares granted under our 2000 Non-Employee Director Plan. These amounts are equal to the dollar amounts recognized in 2007 with respect to the option awards for financial statement purposes, computed in accordance with SFAS 123(R), but without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in note 1 to our consolidated financial statements.

(2) The grant date fair value computed in accordance with SFAS 123(R) was $1.11.

(3) The grant date fair value computed in accordance with SFAS 123(R) was $1.22.

In 2008, the following charges to outside director compensation will be made: (i) each member of a committee attending a committee meeting on the day of a meeting of the Board shall receive $1,000 for such committee attendance; (ii) the chairmen of the Committees will receive additional annual compensation, i.e. audit, $10,000; compensation, $5,000; Nominations and Corporate Governance, $5,000.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors

Our Certificate of Incorporation and Bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our Certificate of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Delaware law. Pursuant to our Certificate of Incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

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

We have obtained directors' and officers' liability insurance which expires on February 24, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of March 14, 2008, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer (See Item 11, "Executive Compensation"), (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Richard J. DePiano(2)	279,300	*
Jeffrey F. O’Donnell (3)	1,129,500	1.78
Dennis M. McGrath (4)	851,500	1.34
Michael R. Stewart (5)	448,940	*
Alan R. Novak (6)	261,101	*
David W. Anderson (7)	140,000	*
Stephen P. Connelly (8)	58,750	*
Anthony J. Dimun (9)	311,250	*
Wayne M. Withrow (10)	100,004	*
LB I Group, Inc. (11)	6,161,124	9.77
All directors and officers as a group (9 persons) (12)	3,580,345	5.50

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 14, 2008, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 63,032,207shares of common stock outstanding as of March 14, 2008.

(2)
Includes 31,800 shares and options to purchase up to 247,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. DePiano's address is 351 East Conestoga Road, Wayne, Pennsylvania 19087.

(3)
Includes 7,000 shares, 630,000 additional shares subject to restriction agreements with us and options to purchase up to 492,500 shares of common stock. Does not include options to purchase up to 458,400 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. O’Donnell's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(4)
Includes 11,000 shares, 422,500 additional shares subject to restriction agreements with us and options to purchase up to 418,000 shares of common stock. Does not include options to purchase up to 377,200 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. McGrath's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(5)
Includes 1,440 shares, and options to purchase 220,000 shares of common stock. Does not include options to purchase up to 225,600 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. Stewart's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(6)
Includes 28,601 shares of common stock and options to purchase up to 232,500 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. Novak's address is 3050 K Street, NW, Suite 105, Washington, D.C. 20007.

(7)
Includes options to purchase up to 140,000 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. Anderson's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(8)
Includes 15,000 shares of common stock and options to purchase up to 43,750 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. Connelly's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(9)
Includes 145,000 shares of common stock owned by Mr. Dimun and his wife and options to purchase up to 166,250 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. Dimun’s address is 46 Parsonage Hill Road, Short Hills, New Jersey 07078.

(10)
Includes 30,004 shares of common stock owned by Mr. Withrow and his wife and options to purchase up to 70,000 shares of common stock. Does not include options to purchase up to 17,500 shares of common stock, which may vest more than 60 days after March 14, 2008. Mr. Withrow’s address is 23 Craig Lane, Malvern, PA 19355.

(11)
LB I Group Inc. is a wholly-owned subsidiary of Lehman Brothers Inc, which is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. LB I Group Inc. owns 6,161,124 shares of common stock and warrants which became exercisable on May 15, 2007 to purchase up to 894,231 shares of common stock but which cannot be exercised if LBI owns more than 4.999% of our stock. The foregoing information has been derived from a Schedule 13G/A filed on behalf of LBI Group, Inc. on February 13, 2008.

(12)
Includes 249,845 unrestricted shares, 1,2800,000 restricted shares and options to purchase 2,030,500 shares of common stock. Does not include options to purchase up to 1,166,200 shares of common stock, which may vest more than 60 days after March 14, 2008.

Item 13.  Certain Relationships and Related Transactions, Director Independence

As of March 14, 2008, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Baker & Hostetler LLP, outside counsel to us in certain litigation, held in the aggregate 43,563 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options that they accepted from us in exchange for legal services performed from July 1998 to May 2000.

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

Our Board determined in 2007 that all members of our Board are independent under the applicable Nasdaq listing standards, except for Mr. O'Donnell, who is also our Chief Executive Officer.

Item 14.  Principal Accountant Fees and Services

Our Audit Committee has appointed Amper, Politziner & Mattia, P.C. as our independent auditors for the fiscal years ending December 31, 2007 and 2006.

The following table shows the fees paid or accrued by us for the audit and other services provided by Amper, Politziner & Mattia for 2007 and 2006:

	2007	2006
Audit Fees	$298,000	$343,000
Audit-Related Fees	20,000	20,000
Tax Fees	-	-
All Other Fees	20,000	38,140
Total	$338,000	$401,140

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

Audit Fees. The aggregate fees billed to us in 2007 and 2006 by the independent auditors, Amper, Politziner & Mattia, P.C., for professional services rendered in connection with our Quarterly Reports on Form 10-Q and for the audits of our financial statements and internal controls included in this Annual Report on Form 10-K for 2007 and 2006, totaled approximately $298,000 and $343,000, respectively.

Audit-Related Fees. The aggregate fees billed to us by Amper, Politziner & Mattia, P.C. for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $21,000 for 2007 and $35,000 for 2006, principally for the audit of the 401(K) plan.

All Other Fees. The aggregate fees billed to us by Amper, Politziner & Mattia, P.C. for products and services rendered for tax consulting and other services were for $17,365 for 2007 and $1,250 for 2006.

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

Auditor Selection for Fiscal 2008 Amper, Politziner & Mattia, P.C. has been selected to serve as our independent auditors for the year ending December 31, 2008, subject to conclusion of an engagement letter and ratification by our stockholders at the next Annual Meeting.

PART IV

Item 15.  Exhibits

(a)(1)	Financial Statements

Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2007.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(b) Exhibits

Following the footnote reference is the number of the exhibit in the original filing (e.g. “Exh 10.3”) in which it was submitted to the SEC.

2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
2.2	Agreement and Plan of Merger, dated December 1, 2004, between PhotoMedex, Inc., Gold Acquisition Merger Corp. and ProCyte Corporation (2)
2.3	Securities Purchase Agreement, dated October 31, 2006, by and between PhotoMedex, Inc. and each purchaser a party thereto (3)
3.1(a)	Restated Certificate of Incorporation, filed on August 8, 2000 (4) (Exh 3.1)
3.1(b)	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004 (5) (Exh 3.2)
3.2	Amended and Restated Bylaws , (5) (Exh 3.1E)
3.2(a)	Amended Section 6.01 of the By-laws, October 30, 2007
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (5)(Exh 10.31)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (5)(Exh 10.32)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (6)(Exh 10.3)
10.4	Lease Agreement (Carlsbad, California) dated August 4, 1998 (7)
10.5	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated March 17, 2005 (Carlsbad, California)(8)(Exh 10.52)
10.6	Industrial Real Estate Lease, dated May 3, 2007, and delivered December 14, 2007
10.7	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.7)
10.8	Secured Promissory Note, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.8)
10.9	Security Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.9)
10.10	Agreement as to Collateral, dated May 22, 2002, among Surgical Laser Technologies, Inc., Reliant Technologies, Inc. and AmSouth Bank (5)(Exh 10.10)
10.11	Master Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (9)
10.12	Master Lease Agreement, dated June 25, 2004, between PhotoMedex, Inc. and GE Capital Corporation. (10)
10.13	Investment Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (11)(Exh 10.56)
10.14	License Agreement, dated March 30, 3006, between AzurTec, Inc. and PhotoMedex, Inc. (11)(Exh 10.57)
10.15	License Agreement, dated March 31, 2006, and effective April 1, 1006, between Mount Sinai School of Medicine and PhotoMedex, Inc. (12)
10.16	2005 Equity Compensation Plan, approved December 28, 2005 (13)
10.17	2005 Investment Plan, approved December 28, 2005 (13)
10.18	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.19	Amended and Restated 2000 Stock Option Plan (1)
10.20	2004 Stock Option Plan, assumed from ProCyte (14)
10.21	1996 Stock Option Plan, assumed from ProCyte (14)
10.22	1991 Restated Stock Option Plan for Non-Employee Directors, assumed from ProCyte (14)
10.23	1989 Restated Stock Option Plan, assumed from ProCyte (14)
10.24	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated October 30, 2007
10.25	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007
10.26	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007
10.27	Employment Agreement of John F. Clifford, dated March 18, 2005 (2)
10.28	Employment Agreement of Robin L. Carmichael, dated March 18, 2005 (2)
10.29	Separation Agreement, effective June 30, 2006, between PhotoMedex, Inc. and John F. Clifford. (15)
10.30	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated January 15, 2006 (8)(Exh 10.44)
10.31	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (8)(Exh 10.45)
10.32	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (7)(Exh 10.4)

10.33	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated May 1, 2007 (17)
10.34	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (17)
10.35	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (17)
10.36	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (18)
10.37	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (17)
10.38	Amended and Restated 2005 Employee Compensation Plan, dated as of June 26, 2007 (17)
22.1	List of subsidiaries of the Company
23.1	Consent of Amper, Politziner & Mattia P.C.
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Current Report on Form 8-K, dated November 6, 2006.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, as amended.

(8)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(9)	Filed as part of our Current Report on Form 8-K, dated September 10, 2004.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quater ended June 30, 2004.

(11)	Filed as part of our Current Report on Form 8-K, filed on April 6, 2006.

(12)	Filed as part of our Current Report on Form 8-K, filed on April 10, 2006.

(13)	Filed as part of our Definitive Proxy Statement on Schedule 14A, as filed with the Commission on November 15, 2005.

(14)	Filed as part of our Registration Statement on Form S-8, as filed with the Commission on April 13, 2005.

(15)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(18)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

PHOTOMEDEX, INC.

Date: March 17, 2008	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Richard J. DePiano	Chairman of the Board of Directors	March 17, 2008
Richard J. DePiano

/s/ Jeffrey F. O’Donnell	President, Chief Executive Officer and Director	March 17, 2008
Jeffrey F. O'Donnell

/s/ Dennis M. McGrath	Chief Financial Officer	March 17, 2008
Dennis M. McGrath

/s/ Alan R. Novak	Director	March 17, 2008
Alan R. Novak

/s/ David W. Anderson	Director	March 17, 2008
David W. Anderson

/s/ Stephen P. Connelly	Director	March 17, 2008
Stephen P. Connelly

/s/ Anthony J. Dimun	Director	March 17, 2008
Anthony J. Dimun

/s/ Wayne M. Withrow	Director	March 17, 2008
Wayne M. Withrow

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited the accompany consolidated balance sheets of PhotoMedex, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited PhotoMedex, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PhotoMedex, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PhotoMedex, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006. As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

/s/ Amper Politziner & Mattia P.C.

March 11, 2008
Edison, New Jersey

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$9,837,303	$12,729,742
Restricted cash	117,000	156,000
Accounts receivable, net of allowance for doubtful accounts of $542,983 and $508,438, respectively	6,759,060	4,999,224
Inventories	7,929,542	7,301,695
Prepaid expenses and other current assets	508,384	534,135
Total current assets	25,151,289	25,720,796

Property and equipment, net	10,143,808	9,054,098
Patents and licensed technologies, net	1,408,248	1,695,727
Goodwill, net	16,917,808	16,917,808
Other intangible assets, net	2,607,625	3,537,625
Other assets	457,925	555,467
Total assets	$56,686,703	$57,481,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$129,305	$195,250
Current portion of long-term debt	4,757,133	3,018,874
Accounts payable	3,634,519	3,617,726
Accrued compensation and related expenses	1,581,042	1,529,862
Other accrued liabilities	674,374	657,293
Deferred revenues	668,032	632,175
Total current liabilities	11,444,405	9,651,180

Notes payable, net of current maturities	106,215	133,507
Long-term debt, net of current maturities	5,602,653	3,593,920
Total liabilities	17,153,273	13,378,607

Commitment and contingencies

Stockholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized; 63,032,207 and 62,536,054 shares issued and outstanding, respectively	630,322	625,360
Additional paid-in capital	132,932,357	131,152,557
Accumulated deficit	(94,029,249)	(87,675,003)
Total stockholders' equity	39,533,430	44,102,914
Total liabilities and stockholders’ equity	$56,686,703	$57,481,521

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005

Revenues:
Product sales	$23,626,660	$20,352,905	$16,544,894
Services	15,086,957	12,836,972	11,839,612
	38,713,617	33,189,877	28,384,506

Cost of revenues:
Product cost of revenues	9,539,787	8,628,651	7,219,504
Services cost of revenues	10,528,247	9,843,199	8,456,001
	20,068,034	18,471,850	15,675,505

Gross profit	18,645,583	14,718,027	12,709,001

Operating expenses:
Selling, general and administrative	23,229,276	20,682,056	16,477,322
Engineering and product development	799,108	1,006,600	1,127,961
	24,028,384	21,688,656	17,605,283

Loss from operations	(5,382,801)	(6,970,629)	(4,896,282)

Refinancing charge	(441,956)	-	-
Interest expense, net	(529,489)	(521,768)	(342,299)
Other income, net	-	-	1,302,537

Net loss	$(6,354,246)	$(7,492,397)	$(3,936,044)

Basic and diluted net loss per share	$(0.10)	$(0.14)	$(0.08)

Shares used in computing basic and diluted net loss per share	62,810,338	54,188,914	48,786,109

The accompanying notes are an integral part of these consolidated financial statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Accumulated	Deferred
	Shares	Amount	Capital	Deficit	Compensation	Total
BALANCE, DECEMBER 31, 2004	40,075,019	$400,750	$90,427,632	$(76,246,562)	$(1,537)	$14,580,283

Exercise of warrants	73,530	735	146,325	-	-	147,060
Exercise of stock options	350,189	3,502	624,329	-	-	627,831
Issuance of stock for ProCyte merger, net of expense	10,540,579	105,406	26,197,732	-	(132,081)	26,171,057
Stock options issued to consultants for services	-	-	123,257	-	-	123,257
Reversal of unamortized portion of deferred compensation for terminated employee	-	-	(1,534)	-	1,534	-
Amortization of deferred compensation	-	-	-	-	76,737	76,737
Issuance of stock for Stern laser assets acquisition, net of expenses	374,977	3,750	723,300	-	-	727,050
Registration expense	-	-	(161,739)	-	-	(161,739)
Issuance of warrants for draws under line of credit	-	-	61,536	-	-	61,536
Net loss	-	-	-	(3,936,044)	-	(3,936,044)

BALANCE, DECEMBER 31, 2005	51,414,294	514,143	118,140,838	(80,182,606)	(55,347)	38,417,028
Reversal of deferred compensation upon adoption of SFAS 123R	-	-	(55,347)	-	55,347	-
Exercise of warrants	140,000	1,400	166,600	-	-	168,000
Exercise of stock options	60,750	607	86,664	-	-	87,271
Sale of stock, net of expenses	9,760,000	97,600	10,449,402	-	-	10,547,002
Amortization of deferred compensation	-	-	55,347	-	-	55,347
Stock options issued to consultants for service	-	-	132,624		-	132,624
Stock-based compensation expense related to employee options	-	-	990,372	-	-	990,372
Issuance of restricted stock	860,000	8,600	314,174	-	-	322,774
Issuance of stock for Azurtec agreement	200,000	2,000	381,273	-	-	383,273
Issuance of stock for Stern laser assets acquisition, net of expenses	101,010	1,010	190,725	-	-	191,735
Stock-based compensation expense related to severance agreement	-	-	195,497	-	-	195,497
Issuance of warrants for draws under line of credit	-	-	104,388	-	-	104,388
Net loss	-	-	-	(7,492,397)	-	(7,492,397)

BALANCE, DECEMBER 31, 2006	62,536,054	625,360	131,152,557	(87,675,003)	-	44,102,914

Exercise of stock options	76,153	762	85,192	-	-	85,954

Stock options issued to consultants for service	-	-	109,107	-	-	109,107
Stock-based compensation expense related to employee options	-	-	955,767	-	-	955,767

Issuance of restricted stock	420,000	4,200	380,007	-	-	384,207

Issuance of warrants for draws under line of credit	-	-	249,727	-	-	249,727

Net loss	-	-	-	(6,354,246)	-	(6,354,246)

BALANCE, DECEMBER 31, 2007	63,032,207	$630,322	$132,932,357	$(94,029,249)	-	$39,533,430

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net loss	$(6,354,246)	$(7,492,397)	$(3,936,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,822,035	4,199,047	3,217,200
Refinancing charge	441,956	-	-
Loss on disposal of property and equipment	1,922	7,500	101,009
Provision for doubtful accounts	103,064	66,211	373,964
Stock options and warrants issued to consultants for services	109,107	132,624	123,257
Compensatory charge for stock options and restricted stock issued to employees	1,335,773	1,304,546	-
Non-monetary exchange	-	-	(88,667)
Amortization of deferred compensation	-	55,347	76,737
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,864,007)	(414,355)	229,768
Inventories	(684,193)	815,766	(782,880)
Prepaid expenses and other assets	817,711	1,138,691	1,011,340
Accounts payable	172,793	45,648	(518,289)
Accrued compensation and related expenses	69,370	315,508	(246,950)
Other accrued liabilities	-	(279,295)	(1,023,921)
Deferred revenues	35,857	166,143	(266,366)

Net cash (used in) provided by operating activities	(992,858)	60,984	(1,729,842)

Cash Flows From Investing Activities:
Purchases of property and equipment	(131,654)	(94,976)	(123,201)
Lasers placed into service	(4,426,963)	(4,931,835)	(3,461,803)
Cash received from acquisition of ProCyte, net of acquisition costs	-	-	5,578,416

Net cash (used in) provided by investing activities	(4,558,617)	(5,026,811)	1,993,412

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	-	10,547,002	(169,524)
Proceeds from issuance of restricted common stock	4,200	8,600	-
Proceeds from exercise of options	85,954	87,271	627,831
Proceeds from exercise of warrants	-	168,000	147,060
Payments on long-term debt	(96,504)	(179,993)	(263,442)
Payments on notes payable	(688,040)	(900,715)	(882,032)
Net advances on line of credit	3,314,426	2,511,437	1,889,487
Decrease (increase) in restricted cash, cash equivalents and short-term investments	39,000	50,931	(94,731)

Net cash provided by financing activities	2,659,036	12,292,533	1,254,649

Net (decrease) increase in cash and cash equivalents	(2,892,439)	7,326,706	1,518,219

Cash and cash equivalents, beginning of year	12,729,742	5,403,036	3,884,817

Cash and cash equivalents, end of year	$9,837,303	$12,729,742	$5,403,036

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

The Domestic XTRAC segment primarily derives revenues from procedures performed by dermatologists in the United States. The Company’s XTRAC laser system is generally placed in a dermatologist’s office without any initial capital cost to the dermatologist, and then the Company charges a fee-per-use to treat skin disease. The Company will also sell an XTRAC system to a new customer or to an established customer, as circumstances may dictate. The International Dermatology Equipment segment was formerly called the International XTRAC segment, but the Company re-named this segment following the addition of the VTRAC™ lamp-based system in 2006. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues primarily by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.

The Company designed and manufactured the XTRAC laser system to treat psoriasis, vitiligo, atopic dermatitis and leukoderma phototherapeutically. In January 2000, the Company received the first Food and Drug Administration (“FDA”) clearance to market an excimer laser system, the XTRAC® laser system, for the treatment of psoriasis. It was followed by FDA 510(k) clearance to treat vitiligo in March 2001, atopic dermatitis in August 2001, and leukoderma in May 2002. The first XTRAC phototherapy treatment systems were commercially distributed in the United States in August 2000 before any of its procedures had been approved for medical insurance reimbursement. In the last several years, the Company has sought to obtain reimbursement for psoriasis and other inflammatory skin disorders. By the latter part of 2005, the Company had received many approvals for the reimbursement for use of the XTRAC system. In December 2007, the Company received approval from Blue Shield of California. The manufacturing facility for the XTRAC laser system is located in Carlsbad, California.

The Surgical Services segment generates revenues by providing fee-based procedures typically using our mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both domestically and internationally. The Surgical Products segment also sells other non-laser products.

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

Liquidity and Going Concern
The Company has incurred significant losses and negative cash flows from operations. As of December 31, 2007, the Company had an accumulated deficit of $94,029,249. The Company has historically financed its activities from operations, the private placement of equity securities and borrowings under lines of credit. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

Cash and cash equivalents as of December 31, 2007 were $9,954,303, including restricted cash of $117,000. Management believes that the existing cash balance together with its other existing financial resources, including its credit line facility with a remaining availability of $1,672,675 (see Note 9), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements through the end of the second quarter of 2009. The 2008 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC laser system based on increased utilization and wider insurance coverage in the United States and cost savings from the growth of the Company’s skincare products. The Company believes that it will have the necessary financing to meet its operating and capital requirements through 2008 and into the second quarter of 2009, at a minimum.

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

Cash and Cash Equivalents and Restricted Cash
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2007 and 2006. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in one bank, the balances which at times may exceed federally insured limits.

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

The Company's skin disorder treatment equipment will either (i) be placed in a physician's office and remain the property of the Company or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the criteria of Staff Accounting Bulletin No. 104 have been met, and until that time, the unit is carried on the books of the Company as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full. Until this time, the cost of these shipments continues to be recorded as finished goods inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Property, Equipment and Depreciation
Property and equipment are recorded at cost. Excimer lasers-in-service were depreciated on a straight-line basis over the estimated useful life of three years. In reflection of their improved reliability, XTRAC lasers placed in service after December 31, 2005 are depreciated on a straight-line basis over the estimated useful life of five years; other XTRAC lasers-in-service continue to be depreciated over the original useful life of three years. Surgical lasers-in-service are depreciated on a straight-line basis over an estimated useful life of seven years if new, and five years or less if used equipment. The straight-line depreciation basis for lasers-in-service is reflective of the pattern of use. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2007, no such write-down was required (see Impairment of Long-Lived Assets below).

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

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than net book value of the asset, the asset is written down to fair value. As of December 31, 2007, no such write-down was required (see Impairment of Long-Lived Assets below).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2007, no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2007, no such write-down was required (see Impairment of Long-Lived Assets below).

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to three-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the years ended December 31, 2007 and 2006 is summarized as follows:

	December 31,
	2007	2006
Accrual at beginning of year	$123,738	$204,708
Additions charged to warranty expense	270,000	105,000
Expiring warranties	(81,899)	(87,426)
Claims satisfied	(93,252)	(98,544)
Accrual at end of year	$218,587	$123,738

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) places the lasers in physicians’ offices (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments or (ii) to a lesser extent, sells the laser through a distributor or directly to a physician. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 Criteria have been met, and until that time, the unit is carried on the books of the Company as inventory.

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid or assured full payment.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2007 and 2006, the Company deferred $563,336 and $506,440, respectively, under this approach.

The Company has a program to support certain physicians in addressing treatments with the XTRAC laser system that may be denied reimbursement by private insurance carriers. The Company recognizes service revenue from the sale of treatment codes to physicians participating in this program only if and to the extent the physician has been reimbursed for the treatments. The Company estimates a contingent liability for potential refunds under this program by reviewing the history of denied insurance claims and appeals processed. At December 31, 2007 and 2006, the Company had net deferred revenues of $72,812 and $80,697, respectively, under this program.

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

The Company’s deferred tax asset has been fully reserved under a valuation allowance, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards. Consistent with the rules of purchase accounting, the historical deferred tax asset of ProCyte was valued at zero when the Company acquired ProCyte. If and when components of that asset are realized in future, the goodwill recognized in the acquisition of ProCyte will be reduced. The Company does not believe that its historical or expected tax reporting positions when considered before applications of the valuation allowance will have a material impact on its consolidated financial statements.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator since the result would be anti-dilutive. Common stock options and warrants of 10,279,254, 10,840,382 and 7,177,955 as of December 31, 2007, 2006 and 2005, respectively, were thus excluded from the calculation of fully diluted earnings per share.

Exchanges of Nonmonetary Assets
Exchanges under SFAS No. 153, “Exchanges of Nonmonetary Assets,” are measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the previous narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” For the years ended December 31, 2007 and 2006, the Company has not recognized any income or expense in accordance with this Statement. For the year ended December 31, 2005, the Company recognized income of $88,667 in accordance with this Statement.

Fair Value of Financial Instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. The fair values of notes payable and long-term debt are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable and long-term debt approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2007, no such impairment exists.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the years ended December 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the years ended December 31, 2007 and 2006.

The pro-forma information presented in the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation for the year ended December 31, 2005:

Year Ended December 31, 2005
Net loss:
As reported	$(3,936,044)
Less: stock-based employee compensation expense included in reported net loss	76,737
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	(1,718,296)
Pro-forma	$(5,577,603)
Net loss per share:
As reported	$(0.08)
Pro-forma	$(0.11)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.74%	4.62%	4.04%
Volatility	85.94%	92.48%	97.81%
Expected dividend yield	0%	0%	0%
Expected life	8.1 years	7.50 years	5 years
Estimated forfeiture rate	16%	16%	N/A

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the years ended December 31, 2007 and 2006, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS No. 123R, the Company reduced pro-forma share-based compensation expense, presented in the notes to its financial statements, for actual forfeitures as they occurred.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards made in the first and second quarters 2007 and the first quarter 2006 with the following weighted average assumptions:

Assumptions for Stock Awards	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	4.52%	4.32%
Volatility	74.64%	70%
Expected dividend yield	0%	0%
Expected Life	5.07 years	4.92 years

The Company calculated expected volatility for restricted stock based on historic daily stock price observations of our common stock during the three-year period immediately preceding the award.

Options that were assumed from ProCyte and that were unvested as of March 18, 2005 were re-measured as of March 18, 2005 under intrinsic-value-based accounting. Unearned or deferred compensation of $132,084 was recorded and was amortized over the remaining vesting period, which is an average of two years. The Company recognized $55,347 and $76,737 of such expense in the years ended December 31, 2006 and 2005, respectively.

Compensation expense for the year ended December 31, 2007 included $955,767 from stock options grants and $380,007 from restricted stock awards. Compensation expense for the year ended December 31, 2006 included $990,372 from stock options grants and $314,174 from restricted stock awards. Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $109,107, $132,624 and $123,257 was recognized during the years ended December 31, 2007, 2006 and 2005, respectively.

Supplemental Cash Flow Information
During the year ended December 31, 2007, the Company financed certain credit facility costs for $149,480, financed insurance policies through notes payable for $594,815 and issued warrants to a leasing credit facility which are valued at $249,727, and which offset the carrying value of debt. In addition, the Company financed vehicle purchases of $71,941 and laser purchases of $156,000 under capital leases.

During the year ended December 31, 2006, the Company financed insurance policies through notes payable for $763,982, financed certain credit facility costs for $160,279, financed a license agreement with a note payable of $77,876 and issued warrants to credit facilities which are valued at $104,388, and which offset the carrying value of debt. In March 2006, the Company issued 101,010 shares of its restricted common stock to Stern Laser srl (“Stern”) due upon achievement of a milestone under the Master Purchase Agreement with Stern. The cost associated with this issuance is included in the license from Stern, which is found in patents and licensed technologies. In March 2006, the Company also issued 200,000 shares of its restricted common stock to AzurTec, Inc. (“AzurTec”) as part of an investment in the capital stock of AzurTec as well as for a license agreement on AzurTec technology, both existing and to be developed in the future.

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

For the years ended December 31, 2007, 2006 and 2005, the Company paid interest of $913,821, $670,839 and $403,376, respectively. Income taxes paid in the years ended December 31, 2007, 2006 and 2005 were immaterial.

Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141R, which replaces SFAS No. 141. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

Staff Accounting Bulletin No. 110 (“SAB 110”), “Share-Based Payment” expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB No. 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.

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

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to March 18, 2005, the closing date. Following are the Company’s unaudited pro-forma results for the years ended December 31, 2007, 2006 and 2005, assuming the acquisition had occurred on January 1, 2005:

	Year Ended December 31,
	2007	2006	2005

Net revenues	$38,713,617	$33,189,877	$31,354,068
Net loss	$(6,354,246)	$(7,492,397)	$(4,038,193)
Basic and diluted loss per share	$(0.10)	$(0.14)	$(0.08)
Shares used in calculating basic and diluted loss per share	62,810,338	54,188,914	50,932,410

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2005, nor to be indicative of future results of operations.

Stern Laser Transaction
On September 7, 2004, the Company closed the transactions provided for in the Master Asset Purchase Agreement (the “Master Agreement”) with Stern. In March 2006, the Company issued an additional 101,010 shares of its restricted common stock to Stern based on a milestone set forth in the Master Agreement. As of December 31, 2006, the Company has issued an aggregate of 589,854 shares of its restricted common stock to Stern in connection with the Master Agreement. The Company does not expect to issue any further shares of stock to Stern, as the time for completing remaining milestones has expired. Stern also has served as the distributor of the Company’s XTRAC laser system in South Africa and Italy since 2000. The primary asset acquired from Stern in the transaction is a license for Stern’s lamp-based technology, which was carried on the Company’s books at $886,383, net, as of December 31, 2007. Amortization of this intangible is on a straight-line basis over 10 years and began in January 2005. In the year ended December 31, 2007, Stern purchased $85,292 of products from the Company.

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

The Company also received a license from AzurTec with respect to its existing and future technology for the MetaSpex Laboratory System. The license gives the Company rights to manufacture and market the ex vivo versions of the MetaSpex product in exchange for certain royalty obligations. The license also provides the Company certain rights on a potential in situ version of the MetaSpex product. AzurTec remains responsible for the development and clinical trial costs of the MetaSpex products, for which AzurTec is committed to raise additional equity capital. AzurTec has contracted with the Company to resume development work of the ex vivo versions of the MetaSpex product. The Company will resume, and be paid for, such work once AzurTec has raised additional equity capital and has settled its prior indebtedness owed to the Company for development work. The Company is considering whether to grant Azurtec an extension of time into 2008 in which to raise the additional investment.

The Company assigned $268,291 as the fair value of the investment in AzurTec. It also assigned $114,982 as the fair value of the license it acquired from AzurTec, which is carried on the Company’s books at $94,860, net at December 31, 2007. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006.

Mount Sinai License
On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $64,248, net at December 31, 2007. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006.

MD Lash Factor License
In July 2007, the Company obtained a marketing license for MD Lash Factor eyelash conditioner. The license is for 5 years and gives the Company, among other things, exclusive rights to market this cosmetic conditioner to physicians in the United States and other countries. A US patent is pending on the key ingredient in the product, which is a unique prostaglandin analogue. The Company pays quarterly royalties over the life of the agreement.

Note 3
Inventories:

Set forth below is a detailed listing of inventories.

	December 31,
	2007	2006
Raw materials and work-in-process	$4,527,708	$4,433,917
Finished goods	3,401,834	2,867,778
Total inventories	$7,929,542	$7,301,695

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. There are no finished goods as of December 31, 2007 and 2006 for laser systems shipped to distributors, but not recognized as revenue until all the criteria of Staff Accounting Bulletin No. 104 have been met. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid. As of December 31, 2007 and 2006, the Company carried reserves against its inventories of $1,124,345 and $1,354,444, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	December 31,
	2007	2006
Lasers in service	$19,754,416	$16,234,834
Computer hardware and software	341,407	334,490
Furniture and fixtures	364,319	331,379
Machinery and equipment	870,986	738,636
Autos and trucks	454,631	382,690
Leasehold improvements	247,368	247,368
	22,033,127	18,269,397
Accumulated depreciation and amortization	(11,889,319)	(9,215,299)
Property and equipment, net	$10,143,808	$9,054,098

Depreciation expense was $3,595,271 in 2007, $2,939,909 in 2006 and $2,226,933 in 2005. At December 31, 2007 and 2006, net property and equipment included $471,385 and $380,875, respectively, of assets recorded under capitalized lease arrangements, of which $254,178 and $122,717, respectively, of the capital lease obligation was included in long-term debt at December 31, 2007 and 2006 (see Note 9).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies.

	December 31,
	2007	2006
Patents, owned and licensed, at gross costs of $510,942 and $501,657 net of accumulated amortization of $268,540 and $231,599, respectively	$242,402	$270,058
Other licensed and developed technologies, at gross costs of $2,432,258, net of accumulated amortization of $1,266,412 and $1,006,589 respectively	1,165,846	1,425,669
Total patents and licensed technologies, net	$1,408,248	$1,695,727

Related amortization expense was $296,764, $329,138 and $257,894 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec (see Note 2). On March 31, 2006, the Company closed the transaction provided for in the License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). Pursuant to the license agreement, the Company reimbursed $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed and developed technologies.

Estimated amortization expense for amortizable intangible assets for the next five years is $211,000 in 2008, $211,000 in 2009, $211,000 in 2010, $211,000 in 2011, $189,000 in 2012 and $374,000 thereafter.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which were initially recorded at their appraised fair market values:

	December 31,
	2007	2006
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of 1,338,000 and $858,000, respectively.	$1,062,000	$1,542,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $947,739 and $607,743, respectively.	752,261	1,092,257
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $306,636 and $196,632, respectively.	793,364	903,368
	$2,607,625	$3,537,625

Related amortization expense was $930,000 for 2007 and 2006 and $732,375 for 2005. Estimated amortization expense for amortizable intangible assets for the next five years is $930,000 in 2008, $930,000 in 2009, $284,250 in 2010, $110,000 in 2011, $110,000 in 2012 and $243,000 thereafter. Under the Neutrogena Agreement, the Company has licensed to Neutrogena rights to its copper peptide technology and for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	December 31,
	2007	2006
Accrued professional and consulting fees	$225,820	$320,331
Accrued warranty	218,587	127,738
Accrued sales taxes and other expenses	229,967	213,224
Total other accrued liabilities	$674,374	$657,293

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	December 31,
	2007	2006
Note payable – unsecured creditor, interest at 5.44%, payable in monthly principal and interest installments of $51,354 through February 2008.	$102,013	$-

Note payable – unsecured creditor, interest at 7.42%, payable in monthly principal and interest installments of $61,493 through February 2007.	-	126,279

Note payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	133,507	159,213

Note payable – unsecured creditor, interest at 0%, payable in monthly principal installments of $4,326 through October 2007	-	43,265
	235,520	328,757
Less: current maturities	(129,305)	(195,250)
Notes payable, net of current maturities	$106,215	$133,507

Aggregate maturities of the notes payable as of December 31, 2007 are $129,305 in 2008, $28,975 in 2009, $30,762 in 2010, $32,660 in 2011 and $13,818 thereafter.

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	December 31, 2007	December 31, 2006
Total borrowings on credit facilities	$10,105,608	$6,490,077
Capital lease obligations (see Note 3)	254,178	122,717
Less: current portion	(4,757,133)	(3,018,874)
Total long-term debt	$5,602,653	$3,593,920

Term-Note Credit Facility
The Company entered into a leasing credit facility with GE Capital Corporation (“GE”) on June 25, 2004. Eleven draws were made against the facility, the last of which was in March 2007. In June 2007, the Company entered a term-note facility with Leaf Financial Corporation (“Leaf”) and made its single draw against that facility. No draw was made in the third quarter of 2007. In December 2007, the Company extinguished its outstanding indebtedness under the GE and Leaf facilities, recognizing as costs (including acceleration of the amortization of debt issuance costs and the debt discount and termination costs) of such extinguishment as a refinancing charge of $441,956, including $178,699 related to the premium paid for the buyback of the warrants, under APB No. 26.

Upon the pay-off of the GE and Leaf facilities, the Company entered a term-note facility with CIT Healthcare LLC and Life Sciences Capital LLC, as equal participants (collectively, “CIT”), for which CIT Healthcare acts as the agent. The facility is for $12 million and is for one year. The stated interest rate for any draw is set as 675 basis points above the three-year Treasury rate. CIT levies no points on a draw. Each draw is secured by XTRAC laser systems consigned under usage agreements with physician-customers.

The first draw had three discrete components: carryover debt attributable to the former GE borrowings, as increased by extinguishment costs (including redemption of the GE warrants) which CIT financed; carryover debt attributable to Leaf, as increased by extinguishment costs which CIT financed; and debt newly incurred to CIT on XTRAC units not pledged to GE or Leaf. The carryover components maintained the monthly debt service payments from GE and Leaf with increases to principal and changes in the stated interest rates causing minor changes in the number of months set to pay off the discrete draws. The third component will be self-amortized over three years.

The beginning principal of each component was $4,724,699, $1,612,626, and $3,990,000, respectively. The effective interest rate for each component was 17.16%, 15.75%, and 15%, respectively. The months to pay off of each component are 27, 30, and 36 months, respectively. After these draws on December 31, 2007, the Company had available $1,672,675 under the credit facility.

In connection with the CIT facility, the Company issued 235,525 warrants to each of CIT Healthcare and Life Sciences Capital. The warrants are treated as a discount to the debt and are amortized under the interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" since there is no option for cash or net-cash settlement when the warrants are exercised. The Company computed the value of the warrants using the Black-Scholes method. The GE warrants were redeemed and reflected as part of the refinancing charge.

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

	Year Ending December 31,
	2008	2009	2010

Future minimum payments	$5,486,346	$3,896,693	$2,012,868

Capital Leases
The obligations under capital leases are at fixed interest rates of 7.06% to 10.68% and are collateralized by the related property and equipment (see Note 4).

Future minimum payments for property under capital leases are as follows:

Year Ending December 31,
2008	$97,984
2009	57,032
2010	57,032
2011	57,032
2012	50,438
Total minimum lease obligation	319,518
Less: interest	(65,340)
Present value of total minimum lease obligation	$254,178

Note 10
Warrant Exercises:

In the year ended December 31, 2007, the Company had no warrants that were exercised.

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

Note 11
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable operating leases for personal property that expire at various dates through 2012. Rent expense was $583,372, $601,062 and $558,683 for the years ended December 31, 2007, 2006 and 2005, respectively. The future annual minimum payments under these non-cancelable operating leases are as follows:

Year Ending December 31,
2008	$556,950
2009	505,003
2010	406,096
Thereafter	306,002
Total	$1,774,051

Litigation
In the matter brought by the Company on January 4, 2004, against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, the Company has appealed from the new judge’s grant of summary judgment to the defendants. The Company expects to file its brief in March 2008.

In the matter which Ra Medical and Mr. Irwin brought against the Company on June 6, 2006 for unfair competition and which the Company removed to the United States District Court for the Southern District of California, the Company has filed a petition to file an interlocutory appeal from the new judge’s dismissal, among other things, of the Company’s counterclaim of misappropriation. The plaintiffs have opposed the petition. No decision has been rendered on the petition.

In the action the Company brought on January 3, 2007 against its insurance carrier in the United States District Court for the Eastern District of Pennsylvania, the Company invoked the carrier to defend and indemnify the Company in the malicious prosecution action brought by Ra Medical Systems and its principal. In May 2007, the malicious prosecution case settled. In February 2008, the Court granted the Company’s motion for partial summary judgment and denied the motion of the carrier for summary judgment. The Court ruled that the extent to which the Company’s defense costs, amounting to more than $900,000, would be reimbursable by the carrier under the policy, would be governed by the law of Pennsylvania, based on their reasonableness, and not by the law of California, which would statutorily impose a cap on such fees at a level the carrier would pay in similar cases. A scheduling order has been issued under which the parties will begin discovery on the reasonableness of the fees. The Company is also evaluating other claims that it may have against the carrier, due, among other things, to the carrier’s dilatory handling of the Company’s claim for reimbursement under provisional application the carrier’s own, self-validated hourly rates for defense counsel and its other billing guidelines. The Company’s claim under such provisional application was for approximately $328,000, which the Company recorded as an offset to its expensed defense costs; approximately $100,000 of our claim under the provisional application remains unpaid. The Company has not recognized any possible reimbursements other than the $328,000.

On November 7, 2007, Allergan, Inc. brought a patent infringement suit against PhotoMedex, Inc., as well as against a number of other co-defendants. Suit was brought in the United States District Court for the Central District of California. Allergan alleges that the various eyelash conditioners of the defendants, including MD Lash Factor, were marketed in violation of the claims of US Patent No. 6,262,105. The Company has moved to have the case dismissed on the grounds that Allergan failed to join the owner-inventor of the patent in the suit and that there is no common transaction or occurrence among the various defendants to justify that they should be tried en masse. In January 2008, ProCyte Corporation filed a declaratory judgment action against Allergan and the owner-inventor of the ‘105 patent in the United States District Court for the Western District of Washington. ProCyte has petitioned the court to decide whether its marketing activities of MD Lash Factor infringed the ‘105 patent. Allergan has opposed the actions of PhotoMedex and of ProCyte. The Central District Court has ruled that it will not dismiss the action and will allow Allergan to amend its complaint; nevertheless, that Court has also ruled that the petition in the Western District Court will be recognized by the Central District Court as the first action to be filed in respect of ProCyte. The Western District Court is expected to rule later in March 2008.

On February 19, 2008, Cardiofocus, Inc. brought a patent infringement suit against PhotoMedex, Inc., as well as against a number of other co-defendants. Suit was brought in the United States District Court for Massachusetts. Cardiofocus alleges that the various holmium laser systems of the defendants, including the Company’s LaserPro® CTH holmium laser system, were marketed in violation of the claims of US Patent No. 5,843,073. The Company is presently evaluating its course of action.

On February 25, 2008, Bella Bella has brought a patent infringement suit against a number of companies in the United States District Court for the Central District of California. Among the defendants are Johnson & Johnson, L’Oreal, Avon, Sharper Image and PhotoMedex. Bella Bella alleges that the defendants have infringed its U.S. patents dealing with microdermabrasion. The Company is presently evaluating its course of action.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. The Company believes, based on discussions with legal counsel, the above litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,734,896 as of December 31, 2007, based on 2007 salary levels. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2007 was approximately $2,147,706, based on 2007 salary levels.

Restricted Securities and Warrants
If AzurTec succeeds in raising the additional equity capital called for in the Investment Agreement, then the Company may be obliged to issue to AzurTec warrants on 100,000 shares of the Company’s common stock. Such warrants will have a five-year life and be exercisable in full but the first six months of the file; the warrants will have an exercise price equal to 90% of the mean of the closing prices of PhotoMedex common stock on Nasdaq for the 30 trading days preceding the issuance of the warrants.

If an investor participating in the November 2006 private placement exercises a warrant received in the placement, then Cowen & Company is entitled to a 6.5% commission on the gross proceeds to the Company from such exercise. If all such warrants are exercised, then the Company will receive $3,904,000 and will owe Cowen & Company $253,760 in commissions. To date, no such exercises of these warrants has occurred.

Note 12
Stockholders’ Equity:

Common Stock
As of December 31, 2007, the Company had issued 589,864 shares of its restricted common stock in connection with the Asset Purchase agreement with Stern Laser Srl, or Stern, of which 113,877 shares had been issued in September 2004 and 248,395 in June 2005, 126,582 in December 2005 and 101,010 in March 2006.

On June 26, 2007, the stockholders voted to increase the number of authorized shares of common stock from 75,000,000 to 100,000,000 shares.

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

Common Stock Options
In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the “1995 Plan”) for key employees, officers, directors, and consultants, and initially provided for up to 500,000 options to be issued there under.

On April 10, 1998, the Company created a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director was to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 20,000 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vested at the rate of 5,000 options per quarter during each quarter in which such person had served as a member of the Board of Directors. Since the date of adoption of the Non-Employee Director Stock Option Plan (discussed below), the Company no longer grants options to members of the Board of Directors under this plan. At December 31, 2007, the plan had 15,000 options outstanding.

In May 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan initially reserved for issuance up to 1,000,000 shares of the Company’s common stock, which was increased to 2,000,000 shares pursuant to the affirmative vote of the stockholders on June 10, 2002 and to 3,350,000 shares on December 16, 2003. The reserved shares are to be used for granting of incentive stock options (“ISOs”) to employees of the Company and for granting of non-qualified stock options (“NSOs”) and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company’s stock on the date of grant. All ISOs granted to less than ten-percent stockholders may have a term of up to 10 years, while ISOs granted to greater than ten-percent stockholders shall have a term of up to five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company’s stock on the date of grant. No NSOs shall be exercisable for more than 10 years after the date of the respective grant. The plan became inactive on December 28, 2005, and had 1,933,875 options outstanding at December 31, 2007.

In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan reserved for issuance up to 250,000 shares of the Company’s common stock for the granting of non-qualified options to members of the Company’s Board of Directors. In consideration for services rendered, each director received on each of January 1, 2001 and 2002 an option to purchase 20,000 shares of the Company’s common stock. The Company’s stockholders voted on June 10, 2002 to increase the number of reserved shares to 650,000 and also to increase the annual grant to each director from 20,000 to 35,000. On December 16, 2003, the stockholders voted to increase the number of reserved shares to 1,000,000,on December 28, 2005, they voted to increase the number of reserved shares to 1,400,000 and on June 26, 2007, they voted to increase the number of reserved shares to 2,100,000. The plan is active and had 1,140,000 options outstanding at December 31, 2007.

In March 2005, the Company assumed four option plans from ProCyte: the 2004 Stock Option Plan, the 1996 Stock Option Plan, the 1991 Restated Stock Option Plan for Non-Employee Directors and the 1989 Restated Stock Option Plan. The plans became inactive on December 28, 2005, and had 193,000, 652,795, 22,514 and 167,537 options outstanding at December 31, 2007, respectively.

On December 28, 2005, the stockholders approved the 2005 Equity Compensation Plan, authorizing 3,160,000 shares thereto. The Company’s stockholders voted on June 26, 2007, to increase in the number of shares reserved to 6,160,000. The plan is active and had 1,916,450 options outstanding at December 31, 2007.

On December 28, 2005, the stockholders approved the 2005 Investment Plan, authorizing 400,000 shares thereto. The plan is active and had 12,000 options outstanding at December 31, 2007.

In January 2007 and May 2007, the Company issued 210,000 and 26,250 options, respectively, to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

On May 1, 2007, the Company awarded 262,500 restricted shares of our common stock to three of the Company’s executive officers, and on August 13, 2007, 157,500 restricted shares of our common stock to one of the Company’s executive officers.

Also, during the course of 2007, the Company granted an aggregate of 568,250 options to purchase common stock to a number of employees and consultants with a strike price equal to the quoted market value of our stock at the date of grant. The options vest over five years and expire ten years from the date of grant.

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

In January 2006, the Company granted 42,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered with a strike price equal to the quoted market value of our stock at the date of grant. The options have an exercise price of $1.72 per share. The options vest upon issuance and will expire ten years from the date of the grant.

In May 2006, the Company granted 9,000 options to purchase common stock to executives in accordance with the terms of the 2005 Investment Plan.

In January 2005, the Company issued 210,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

Also, during the course of 2005, the Company granted an aggregate of 1,182,000 options to purchase common stock to a number of employees with a strike price equal to the quoted market value of our stock at the date of grant. The options vest over four years and expire five years from the date of grant.

In February 2005, the Company granted 18,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered with a strike price equal to the quoted market value of our stock at the date of grant. The options have an exercise price of $2.35 per share. The options vest over three years and will expire five years from the date of the grant. The Company recorded $31,859 of expense relating to these options for the year ended December 31, 2005.

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

A summary of option transactions for all of the Company’s options during the years ended December 31, 2007, 2006 and 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2004	4,210,540	$3.48
Granted	1,460,000	2.57
Assumed from acquisition	1,366,131	1.73
Exercised	(350,189)	1.80
Expired/cancelled	(1,608,836)	5.83
Outstanding at December 31, 2005	5,077,646	2.11
Granted	1,682,000	1.92
Exercised	(60,750)	1.44
Expired/cancelled	(605,171)	1.92
Outstanding at December 31, 2006	6,093,725	2.09
Granted	804,500	1.12
Exercised	(76,153)	1.13
Expired/cancelled	(692,401)	1.90
Outstanding at December 31, 2007	6,129,671	$2.00
Exercisable at December 31, 2007	4,068,033	$2.01

As of December 31, 2007, 4,068,033 options to purchase common stock were vested and exercisable at prices ranging from $0.74 to $9.50 per share. As of December 31, 2006, 3,670,083 options to purchase common stock were vested and exercisable at prices ranging from $0.74 to $9.50 per share. Options are issued with exercise prices equal to the market price on the date of issue, so the weighted-average exercise price equals the weighted-average fair value price.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2007 was immaterial.

The weighted average grant date fair value of options was $0.92 and $1.52 for options granted during the years ended December 31, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $13,035 and $31,494, respectively.

At December 31, 2007, there was $3,559,917 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.41 years.

The outstanding options, including options exercisable at December 31, 2007, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $2.50	5,546,418	5.15	$1.86	3,550,905	$1.87
$2.51 - $5.00	488,253	2.67	$2.74	422,128	$2.74
$5.01 - $7.50	80,000	3.01	$5.63	80,000	$5.63
$7.51 - up	15,000	2.34	$9.50	15,000	$9.50
Total	6,129,671	4.92	$2.00	4,068,033	$2.06

The outstanding options will expire as follows:

Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2008	579,138	$1.71	$0.74 - $2.17
2009	901,823	2.03	$0.99 - $2.70
2010	1,048,174	2.49	$1.07 - $9.50
2011	284,433	2.91	$1.49 - $5.63
2012 and later	3,316,103	1.80	$0.82 - $2.76

	6,129,671	$2.00	$0.74 - $9.50

Common Stock Warrants
In December 2007, the Company issued 235,525 warrants to purchase common stock to each of CIT Healthcare and Life Sciences Capital related to the leasing credit facility of December 31, 2007. The warrants have an exercise price of $1.12 per share and have a five-year term, expiring in December 2012. Also in December 2007, the Company redeemed and cancelled all of the warrants that were previously issued to GE Capital Corporation.

In March 2007, the Company issued 33,297 warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility. The warrants had an exercise price of $1.28 per share and had a five-year term.

In November 2006, in addition to receiving common stock in the Company’s private placement, the investors and placement agent received warrants to purchase 2,684,000 shares of common stock at an exercise price of $1.60 per share. The warrants have a five-year term, expiring in November 2011.

In 2006, the Company issued warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility in the following manner: on March 29, 2006, 20,545 shares at an exercise price of $2.06; on June 30, 2006, 24,708 shares at an exercise price of $1.69 per share; on September 29, 2006, 25,038 shares at an exercise price of $1.53 per share; and on December 28, 2006, 32,057 at an exercise price of $1.20 per share. The warrants had a five-year term.

In 2005, the Company issued warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility in the following manner: on June 28, 2005, 14,714 shares at an exercise price of $2.50 per share; on September 26, 2005, 13,921 shares at an exercise price of $2.29 per share; and on December 27, 2005, 15,830 at an exercise price of $1.90 per share. The warrants had a five-year term.

A summary of warrant transactions for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2004	2,168,599	2.34
Issued	43,765	2.22
Exercised	(73,530)	2.00
Expired/cancelled	(38,525)	13.43
Outstanding at December 31, 2005	2,100,309	1.98
Issued	2,786,348	1.60
Exercised	(140,000)	2.00
Expired/cancelled	-	-
Outstanding at December 31, 2006	4,746,657	1.75
Issued	504,347	1.13
Exercised	-	-
Expired/cancelled	(1,101,421)	1.89
Outstanding at December 31, 2006	4,149,583	$1.64

At December 31, 2007, all outstanding warrants were exercisable at prices ranging from $1.12 to $2.00 per share.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2008	994,533	$2.00
2009	-	-
2010	-	-
2011	2,684,000	1.60
2012	471,050	1.12
	4,149,583	$1.64

Note 13
Income Taxes:

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The Company recorded no provisions in 2007, 2006 and 2005 due to losses incurred. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance.

Because the Company acquired ProCyte Corporation on March 18, 2005, the effect of ProCyte’s deferred tax asset is included for 2007, 2006 and only a part of 2005. Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2007	2006	2005
Federal, including AMT tax:
Current	$-	$-	$-
Deferred	(2,371,000)	(1,805,000)	8,887,000
State:
Current	-	-	-
Deferred	(630,000)	(2,131,000)	68,000
	(3,001,000)	(3,936,000)	8,955,000

Change in valuation allowance	3,001,000	3,936,000	8,955,000
Income tax expense	$-	$-	$-

A reconciliation of the effective tax rate with the Federal statutory tax rate of 34% follows:

	Year Ended December 31,
	2007	2006	2005

Expected Federal tax benefit at statutory rate	$2,160,000	$2,547,000	$1,338,000

Gross change in valuation allowance	(3,001,000)	3,936,000	(8,955,000)

Adjustments of temporary differences and net operating loss expirations and limitations	130,000	(4,460,000)	7,652,000

State income taxes	630,000	278,000	68,000

Other, including adjustment due to State loss carryforwards	81,000	(2,301,000)	(103,000)

Income tax expense	$-	$-	$-

In 2006, the gross deferred tax asset from net operating loss carryforwards was reduced to take into account expirations of state and federal net operating loss carryforwards and cumulative limitations as to the utilization of such loss carryforwards. In 2007, the gross deferred tax asset from net operating loss carryforwards was further adjusted to account for a change of ownership, as defined under the Internal Revenue Code Section 382, deemed to have occurred as of July 31, 2005.

As of December 31, 2007, the Company had approximately $151,491,000 of federal net operating loss carryforwards. Included in the aggregate net operating loss carryforward are approximately $12,361,000 of losses sustained by SLT prior to the tax-free acquisition on December 27, 2002 and approximately $48,589,000 of losses sustained by ProCyte prior to the tax-free acquisition on March 18, 2005. As of December 31, 2007, the Company has estimated that only $3,421,000 of the net operating loss from SLT and $16,426,000 of the loss from ProCyte can be realized upon, based on Federal limitations on the useabililty of such expiring losses. There have been no other changes of ownership identified by management since July 31, 2005 that materially constrain the Company’s utilization of loss carryforwards. If the Company undergoes a change or ownership in the future, the utilization of the Company’s loss carryforwards may be materially constrained.

In addition, the Company had approximately $2,035,000 of Federal tax credit carryforwards as of December 31, 2007. The credit carryforwards have begun, and continue, to expire over the ensuing 20 years. Under Federal rules applicable to the acquisition of SLT and ProCyte, the research credit carryforwards from these companies which are from years prior to their respective acquisitions and which approximate $1,419,000, are subject to severe utilization constraints and accordingly have been ascribed minimal value in the deferred tax asset.

Net deductible, or favorable, temporary differences were approximately $23,353,000 at December 31, 2007.

The changes in the deferred tax asset are as follows.

	December 31,
	2007	2006

Beginning balance, gross	$46,115,000	$50,051,000

Net changes due to:
Operating loss carryforwards	1,955,000	(6,687,000)

Other, including adjustments due to state loss carryforwards and net operating loss limitations and expirations	1,046,000	2,751,000

Ending balance, gross	49,116,000	46,115,000

Less: valuation allowance	(49,116,000)	(46,115,000)

Ending balance, net	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Deferred tax assets (liabilities) are comprised of the following.

	December 31,
	2007	2006

Loss carryforwards	$39,411,000	$37,456,000
Carryforward and AMT credits	831,000	750,000
Accrued employment expenses	830,000	557,000
Amortization and write-offs	1,418,000	1,336,000
Bad debts	206,000	292,000
Deferred R&D costs	3,291,000	3,049,000
Deferred revenues	254,000	240,000
Depreciation	1,970,000	1,533,000
Inventoriable costs	86,000	81,000
Inventory reserves	460,000	567,000
Other accruals and reserves	359,000	254,000
Gross deferred tax asset	49,116,000	46,115,000

Less: valuation allowance	(49,116,000)	(46,115,000)

Net deferred tax asset	$-	$-

Benefits that may be realized from components in the deferred tax asset that were contributed by Acculase from periods prior to the buy-out of the minority interest in August 2000 and that approximate $5,333,000 in benefit, or that were contributed by ProCyte from periods prior to the acquisition in March 2005 and that approximate $7,204,000 in benefit will first be taken to reduce the carrying value of goodwill and other intangibles that were recorded in the respective transactions. Only after such values have been fully reduced will any remaining benefit be reflected in the Company’s Statement of Operations. It is not expected that any material tax benefit from the ProCyte acquisition will be reflected in the Statement of Operations, but a benefit of $2,389,000 from the Acculase acquisition may be realized and reflected in the Statement of Operations. Within the net operating loss carryforward as of December 31, 2007 are approximately $6,651,000 of tax deductions from the exercise of Company stock options. The preponderance of these options were to employees and therefore no book expense was recognized on their grant under APB No. 25.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's consolidated financial statements for the year ended December 31, 2007.

Additionally, FIN No. 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2007, 2006 and 2005.

The Company files corporate income tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions. The Company is subject to Federal income tax examination for calendar tax years 2005 through 2007 and is also subject to various state income tax examinations for calendar years 2002 through 2007.

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

On March 30, 2006, the Company entered a strategic relationship with AzurTec to resume development, and to undertake the manufacture and distribution, of AzurTec's MetaSpex Laboratory System, a light-based system designed to detect certain cancers of the skin. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represent a 14% interest in AzurTec on a fully diluted basis. The Company will assist in the development of FDA-compliant prototypes for AzurTec’s product. Continuing development of this project requires additional investment by AzurTec, which AzurTec has attempted to raise based on an in vivo application. The Company will resume development once the additional investment has been raised, and AzurTec has settled its prior indebtedness to the Company for development work. The Company is considering whether to grant AzurTec an extension of time into 2008 in which to raise the additional investment.

On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The Company is obligated to pay royalties, quarterly, over the life of the agreement.

On April 14, 2006, the Company entered into a Clinical Trial Agreement protocol with the University of California at San Francisco. The agreement covers a protocol for a phase 4, randomized, double-blinded study to evaluate the safety and efficacy of the XTRAC laser system in the treatment of moderate to severe psoriasis. John Koo, MD, a member of our Scientific Advisory Board, is guiding the study using our high-powered Ultra™ excimer laser. The Company committed to contributing up to $200,000 towards the study.

In July 2007, the Company obtained a marketing license for MD Lash Factor eyelash conditioner. The license is for 5 years but is cancelable at yearly intervals. The license gives the Company, among other things, exclusive rights to market this cosmetic conditioner to physicians in the United States and other countries. A US patent is pending on the key ingredient in the product, which is a unique prostaglandin analogue. The Company is obligated to pay royalties, quarterly, over the life of the agreement.

In September 2007, the Company entered with AngioDynamics into a three-year OEM agreement under which the Company manufactures for AngioDynamics, on a non-exclusive basis, a private-label, 980-nanometer diode laser system. The system is designed for use with AngioDynamics’ NeverTouch™ VenaCure® patented endovenous therapy for treatment of varicose veins. The OEM agreement provides that the Company shall supply this laser on an exclusive basis to AngioDynamics, should AngioDynamics meet certain purchase requirements. Having received from AngioDynamics a purchase order that exceeded the minimum purchase requirement for delivery of lasers over the first contract year, the Company will now provide this laser exclusively to AngioDynamics for worldwide sale in the peripheral vascular treatment field.

In December 2007, the Company engaged Universal Business Solutions, Inc. (“UBS”) to distribute in the United States the line of spa products of the skin care segment. UBS will be a stocking distributor. The agreement is for 3 years.

Note 15
Significant Customer Concentration:

No one customer represented 10% or more of total revenues for the year ended December 31, 2007, 2006 and 2005.

Note 16
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the years ended December 31, 2007, 2006 and 2005, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that was carried at $2,944,423 at December 31, 2007 and 2006 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at December 31, 2007 from the ProCyte acquisition has been entirely allocated to the Skin Care segment. The following tables reflect results of operations from our business segments for the periods indicated below:

	Year Ended December 31, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$9,141,857	3,256,505	$13,471,973	$7,667,174	$5,176,108	$38,713,617
Costs of revenues	4,654,561	1,646,279	4,208,287	6,581,722	2,977,185	20,068,034
Gross profit	4,487,296	1,610,226	9,263,686	1,085,452	2,198,923	18,645,583

Allocated operating expenses:
Selling, general and administrative	6,189,047	127,325	5,812,185	854,427	614,518	13,597,502
Engineering and product development	-	-	391,928	-	407,180	799,108

Unallocated operating expenses	-	-	-	-	-	9,631,774
	6,189,047	127,325	6,204,113	854,427	1,021,698	24,028,384
Loss from operations	(1,701,751)	1,482,901	3,059,573	231,025	1,177,225	(5,382,801)

Refinancing charge	-	-	-	-	-	(441,956)
Interest expense, net	-	-	-	-	-	(529,489)

Net loss	$(1,701,751)	$1,482,901	$3,059,573	$231,025	$1,177,225	$(6,354,246)

Segment assets	$13,823,060	$2,194,876	$21,269,256	$3,978,773	$4,946,011	$46,211,976
Capital expenditures	$3,324,411	$15,679	$6,917	$328,934	$72,474	$3,748,415

	Year Ended December 31, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$5,611,387	2,186,424	$12,646,910	$6,944,292	$5,800,864	$33,189,877
Costs of revenues	4,166,199	1,268,080	3,858,944	5,703,925	3,474,702	18,471,850
Gross profit	1,445,188	918,344	8,787,966	1,240,367	2,326,162	14,718,027

Allocated operating expenses:
Selling, general and administrative	4,408,753	77,639	5,580,985	959,848	552,824	11,580,049
Engineering and product development	-	-	498,602	-	507,998	1,006,600

Unallocated operating expenses	-	-	-	-	-	9,102,007
	4,408,753	77,639	6,079,587	959,848	1,060,822	21,688,656
Loss from operations	(2,963,565)	840,705	2,708,379	280,519	1,265,340	(6,970,629)

Interest expense, net	-	-	-	-	-	(521,768)

Net loss	$(2,963,565)	$840,705	$2,708,379	$280,519	$1,265,340	$(7,492,397)

Segment assets	$11,143,750	$1,838,558	$21,750,716	$4,450,302	$4,772,302	$43,955,628
Capital expenditures	$2,933,680	$885	$-	$998,541	$70,215	$4,003,321

	Year Ended December 31, 2005
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,498,235	$1,404,096	$10,042,133	$7,719,529	$5,720,513	$28,384,506
Costs of revenues	2,691,506	930,574	3,132,532	5,675,787	3,245,106	15,675,505
Gross profit	806,729	473,522	6,909,601	2,043,742	2,475,407	12,709,001

Allocated operating expenses:
Selling, general and administrative	2,692,388	313,713	5,331,764	1,192,911	582,366	10,113,142
Engineering and product development	-	-	442,367	-	685,594	1,127,961

Unallocated operating expenses	-	-	-	-	-	6,364,180
	2,692,388	313,713	5,774,131	1,192,911	1,267,960	17,605,283
Loss from operations	(1,885,659)	159,809	1,135,470	850,831	1,207,447	(4,896,282)

Interest expense, net	-	-	-	-	-	(342,299)
Other income, net	-	-	-	-	-	1,302,537

Net loss	$(1,885,659)	$159,809	$1,135,470	$850,831	$1,207,447	$(3,936,044)

Segment assets	$8,936,793	$2,523,953	$22,585,592	$4,118,909	$4,176,741	$42,341,988
Capital expenditures	$3,391,376	$14,327	$-	$216,633	$80,552	$3,702,888

	December 31,
	2007	2006
Assets:
Total assets for reportable segments	$46,211,976	$43,955,628
Other unallocated assets	10,474,727	13,525,893
Consolidated total	$56,686,703	$57,481,521

For the years ended December 31, 2007, 2006 and 2005, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	Year Ended December 31,
	2007	2006	2005
Domestic	$32,026,636	$27,691,157	$24,667,314
Foreign	6,686,981	5,498,720	3,717,192
	$38,713,617	$33,189,877	$28,384,506

Note 17
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$9,029,000	$9,319,000	$8,922,000	$11,444,000
Gross profit	4,168,000	4,370,000	4,239,000	5,868,000
Net loss	(1,883,000)	(1,836,000)	(1,653,000)	(982,000)
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.01)
Shares used in computing basic and diluted net loss per share	62,536,054	62,709,147	62,956,881	63,032,207

2006	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$8,081,000	$8,224,000	$8,292,000	$8,593,000
Gross profit	3,373,000	4,000,000	3,633,000	3,712,000
Net loss	(2,350,000)	(1,340,000)	(1,693,000)	(2,109,000)
Basic and diluted net loss per share	$(0.05)	$(0.03)	$(0.03)	$(0.03)
Shares used in computing basic and diluted net loss per share	52,173,618	52,622,189	52,659,132	59,239,878

2005	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$4,983,000	$8,055,000	$7,624,000	$7,722,000
Gross profit	2,351,000	3,833,000	3,320,000	3,205,000
Net loss	(1,128,000)	(661,000)	(1,350,000)	(797,000)
Basic and diluted net loss per share	$(0.03)	$(0.01)	$(0.03)	$(0.01)
Shares used in computing basic and diluted net loss per share	41,755,950	50,859,562	51,198,095	51,322,000

Note 18
Valuation and Qualifying Accounts:

		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)	Balance at End of Period

For The Year Ended December 31, 2007:

Reserve for Doubtful Accounts	$508,438	$105,796	$-	$71,251	542,983

For The Year Ended December 31, 2006:

Reserve for Doubtful Accounts	$765,440	$66,211	$-	$323,213	508,438

For The Year Ended December 31, 2005:

Reserve for Doubtful Accounts	$736,505	$373,964	$121,633	$466,662	$765,440

(1)	Represents allowance for doubtful accounts related to the acquisition of ProCyte.
(2)	Represents write-offs of specific accounts receivable.