Form 10-K/A
period 2007-12-31
PHOTOMEDEX INC
filed 2008-05-08
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

i

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

Yes ☐ No ☒

The number of shares outstanding of our common stock as of June 30, 2007, was 62,874,707 shares. The aggregate market value of the common stock held by non-affiliates (53,231,003 shares), based on the closing market price ($1.30) of the common stock as of June 29, 2007 was $69,200,304.

ii

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Annual Report”) of PhotoMedex, Inc. (the “Registrant”) is being filed solely to (a) include a cross reference in Item 9B to certain disclosure contained elsewhere in the Annual Report as initially filed regarding the Master Term Loan and Security Agreement, dated as of December 31, 20007, among the Registrant, CIT Healthcare, LLC, as Agent and Lender, and Life Sciences Capital LLC, as Lender (the “Agreement”), and (b) file the Agreement as an additional exhibit to the Annual Report.

PART II

Item 9B.  Other Information

On December 31, 2007, PhotoMedex, Inc. entered into a Master Term Loan and Security Agreement, dated as of December 31, 20007, among the Registrant, CIT Healthcare, LLC, as Agent and Lender, and Life Sciences Capital LLC, as Lender (the “Credit Facility”). For a summary of the material terms of the Credit Facility, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 9, “Long-term Debt,” of the Financial Statements included in the Annual Report.

PART IV

Item 15.  Exhibits

(b)	Exhibits

Following the footnote reference is the number of the exhibit in the original filing (e.g. “Exh 10.3”) in which it was submitted to the SEC.

2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
2.2	Agreement and Plan of Merger, dated December 1, 2004, between PhotoMedex, Inc., Gold Acquisition Merger Corp. and ProCyte Corporation (2)
2.3	Securities Purchase Agreement, dated October 31, 2006, by and between PhotoMedex, Inc. and each purchaser a party thereto (3)
3.1(a)	Restated Certificate of Incorporation, filed on August 8, 2000 (4) (Exh 3.1)
3.1(b)	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004 (5) (Exh 3.2)
3.2	Amended and Restated Bylaws , (5) (Exh 3.1E)
3.2(a)	Amended Section 6.01 of the By-laws, October 30, 2007 (20)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (5)(Exh 10.31)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (5)(Exh 10.32)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (6)(Exh 10.3)
10.4	Lease Agreement (Carlsbad, California) dated August 4, 1998 (7)
10.5	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated March 17, 2005 (Carlsbad, California)(8)(Exh 10.52)
10.6	Industrial Real Estate Lease, dated May 3, 2007, and delivered December 14, 2007
10.7	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.7)
10.8	Secured Promissory Note, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.8)
10.9	Security Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)(Exh 10.9)
10.10	Agreement as to Collateral, dated May 22, 2002, among Surgical Laser Technologies, Inc., Reliant Technologies, Inc. and AmSouth Bank (5)(Exh 10.10)
10.11	Master Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (9)
10.12	Master Lease Agreement, dated June 25, 2004, between PhotoMedex, Inc. and GE Capital Corporation. (10)
10.13	Investment Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (11)(Exh 10.56)
10.14	License Agreement, dated March 30, 3006, between AzurTec, Inc. and PhotoMedex, Inc. (11)(Exh 10.57)
10.15	License Agreement, dated March 31, 2006, and effective April 1, 1006, between Mount Sinai School of Medicine and PhotoMedex, Inc. (12)
10.16	2005 Equity Compensation Plan, approved December 28, 2005 (13)
10.17	2005 Investment Plan, approved December 28, 2005 (13)
10.18	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.19	Amended and Restated 2000 Stock Option Plan (1)
10.20	2004 Stock Option Plan, assumed from ProCyte (14)
10.21	1996 Stock Option Plan, assumed from ProCyte (14)
10.22	1991 Restated Stock Option Plan for Non-Employee Directors, assumed from ProCyte (14)
10.23	1989 Restated Stock Option Plan, assumed from ProCyte (14)
10.24	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated October 30, 2007 (Previously filed)
10.25	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (Previously filed)
10.26	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (Previously filed)
10.27	Employment Agreement of John F. Clifford, dated March 18, 2005 (2)
10.28	Employment Agreement of Robin L. Carmichael, dated March 18, 2005 (2)
10.29	Separation Agreement, effective June 30, 2006, between PhotoMedex, Inc. and John F. Clifford. (15)
10.30	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated January 15, 2006 (8)(Exh 10.44)
10.31	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (8)(Exh 10.45)
10.32	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (7)(Exh 10.4)
10.33	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated May 1, 2007 (17)
10.34	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (17)
10.35	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (17)
10.36	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (18)
10.37	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (17)
10.38	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007 (17)
10.39	Master Term Loan and Security Agreement, dated December 31, 2007 among PhotoMedex, Inc., CIT Healthcare LLC, as Agent and Lender, and Life Sciences Capital LLC, as Lender (19)

22.1	List of subsidiaries of the Company (20)
23.1	Consent of Amper, Politziner & Mattia P.C. (20)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer (19)
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer (19)
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (20)

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Current Report on Form 8-K, dated November 6, 2006.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, as amended.

(8)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(9)	Filed as part of our Current Report on Form 8-K, dated September 10, 2004.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quater ended June 30, 2004.

(11)	Filed as part of our Current Report on Form 8-K, filed on April 6, 2006.

(12)	Filed as part of our Current Report on Form 8-K, filed on April 10, 2006.

(13)	Filed as part of our Definitive Proxy Statement on Schedule 14A, as filed with the Commission on November 15, 2005.

(14)	Filed as part of our Registration Statement on Form S-8, as filed with the Commission on April 13, 2005.

(15)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(18)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(19)	Filed herewith

(20)	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: May 8, 2008	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President and Chief Executive Officer