Form 10-Q
period 2008-03-31
PHOTOMEDEX INC
filed 2008-05-12
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of " large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐

Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of May 9, 2008 was 63,032,207 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$9,407,555	$9,837,303
Restricted cash	117,000	117,000
Accounts receivable, net of allowance for doubtful accounts of $558,246 and $542,983, respectively	6,130,308	6,759,060
Inventories	7,568,559	7,929,542
Prepaid expenses and other current assets	372,582	508,384
Total current assets	23,596,004	25,151,289

Property and equipment, net	10,482,588	10,143,808
Patents and licensed technologies, net	1,367,300	1,408,248
Goodwill, net	16,917,808	16,917,808
Other intangible assets, net	2,425,125	2,607,625
Other assets	443,611	457,925
Total assets	$55,232,436	$56,686,703

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$135,360	$129,305
Current portion of long-term debt	4,823,361	4,757,133
Accounts payable	4,299,438	3,634,519
Accrued compensation and related expenses	1,264,489	1,581,042
Other accrued liabilities	1,101,129	674,374
Deferred revenues	955,322	668,032
Total current liabilities	12,579,099	11,444,405
Long-term liabilities:
Notes payable	99,132	106,215
Long-term debt	5,136,093	5,602,653
Total liabilities	17,814,324	17,153,273

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 63,032,207 shares issued and outstanding	630,322	630,322
Additional paid-in capital	133,358,900	132,932,357
Accumulated deficit	(96,571,110)	(94,029,249)
Total stockholders’ equity	37,418,112	39,533,430
Total liabilities and stockholders’ equity	$55,232,436	$56,686,703

* The December 31, 2007 balance sheet was derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Revenues:
Product sales	$6,731,980	$5,596,557
Services	3,498,593	3,432,011
	10,230,573	9,028,568

Cost of revenues:
Product cost of revenues	2,864,452	2,222,026
Services cost of revenues	2,770,683	2,638,243
	5,635,135	4,860,269

Gross profit	4,595,438	4,168,299

Operating expenses:
Selling and marketing	4,326,797	3,280,003
General and administrative	2,144,443	2,479,391
Engineering and product development	438,688	215,968
	6,909,928	5,975,362

Loss from operations	(2,314,490)	(1,807,063)

Interest expense, net	(227,371)	(76,419)

Net loss	$(2,541,861)	$(1,883,482)

Basic and diluted net loss per share	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per share	63,032,207	62,536,054

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2007	63,032,207	$630,322	$132,932,357	($94,029,249)	$39,533,430
Stock options issued to consultants for services	-	-	46,914	-	46,914
Stock-based compensation expense related to employee options	-	-	276,007	-	276,007
Compensation expense related to restricted stock	-	-	103,622	-	103,622
Net loss for the three months ended March 31, 2008	-	-	-	(2,541,861)	(2,541,861)
BALANCE, MARCH 31, 2008	63,032,207	$630,322	$133,358,900	($96,571,110)	$37,418,112

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(2,541,861)	$(1,883,482)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1,214,612	1,149,200
Stock options issued to consultants for services	46,914	46,626
Stock-based compensation expense related to employee options and restricted stock	379,629	379,693
Provision for bad debts	27,571	-
Loss on disposal of assets	145	40,424
Changes in operating assets and liabilities:
Accounts receivable	601,181	(595,002)
Inventories	353,772	(456,920)
Prepaid expenses and other assets	238,772	180,769
Accounts payable	664,919	1,296,932
Accrued compensation and related expenses	(316,553)	(256,959)
Other accrued liabilities	426,755	46,294
Deferred revenues	287,290	157,506
Other liabilities	-	(5,806)
Net cash provided by operating activities	1,383,146	99,275
Cash Flows From Investing Activities:
Purchases of property and equipment	(88,069)	(10,108)
Lasers placed into service	(1,172,900)	(899,707)
Net cash used in investing activities	(1,260,969)	(909,815)
Cash Flows From Financing Activities:
Payments on long-term debt	(32,664)	(145,541)
Payments on notes payable	(126,324)	(20,131)
Net repayments on lease line of credit	(392,937)	293,148
Net cash (used in) provided by financing activities	(551,925)	127,476
Net decrease in cash and cash equivalents	(429,748)	(683,064)
Cash and cash equivalents, beginning of period	9,837,303	12,729,742
Cash and cash equivalents, end of period	$9,407,555	$12,046,678

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

The Domestic XTRAC segment, utilizing a direct sales force, derives revenues from both a fee-per-use procedures-based model and also by selling laser systems to dermatologists in the United States. Under the procedures-based model, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. At times, however, the Company sells XTRAC lasers to customers, due generally to customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment only generates revenues from the sale of equipment and replacement parts to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and by earning royalties on licenses for our patented copper peptide compound.

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

For the last several years the Company has sought to obtain health insurance coverage for its XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies from Blue Cross Blue Shield plans from certain states in the first quarter of 2008, the Company now benefits from the fact that more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser. The Company is now focusing its efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, the Company has increased the size of its sales force and clinical technician personnel together with increasing expenditures for marketing and advertising.

Liquidity and Going Concern
As of March 31, 2008, the Company had an accumulated deficit of $96,571,110. Cash and cash equivalents, including restricted cash of $117,000, was $9,524,555. The Company has historically financed its operations with cash provided by equity financing and from lines of credit and, more recently but not yet consistently, from positive cash flow generated from operations. Management believes that the existing cash balance together with its other existing financial resources, including its credit line facility with a remaining availability of $2,065,612 (see Note 8), and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the end of the second quarter of 2009. The 2008 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC laser system based on increased utilization and wider insurance coverage in the United States and cost savings from the growth of the Company’s skincare products.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

See “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for cash and cash equivalents, accounts receivable, inventories, property, equipment and depreciation, product development costs and fair value of financial instruments. The critical accounting policies are presented below.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2008 and 2007, the Company deferred $883,533 and $634,613, respectively, under this approach.

The Company generates revenues from its Skin Care business primarily through three channels. The first is through product sales for skin health, hair care and wound care; the second is through sales in bulk of the copper peptide compound, primarily to Neutrogena Corporation, a Johnson & Johnson company; and the third is through royalties generated by our licenses, principally to Neutrogena. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by its licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by its licensee.

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

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group would be classified as held for sale and would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2008, no such impairment existed.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or 8 to 12 years. Developed technology was recorded in connection with the acquisition of the skincare business (ProCyte) in March 2005 and is being amortized on a straight-line basis over seven years.

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2008, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2008, no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2008 no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In some cases, however, the Company offers longer periods in order to meet competition. The Company provides for the estimated future warranty claims on the date the product is sold based on historical claims. The activity in the warranty accrual during the three months ended March 31, 2008 is summarized as follows:

March 31, 2008
Accrual at beginning of period	$218,587
Additions charged to warranty expense	87,000
Expiring warranties	(10,974)
Claims satisfied	(22,048)
Accrual at end of period	$272,565

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

Utilization of the Company’s net operating loss carryforwards is subject to various limitations of the Internal Revenue Code, principally Section 382. Utilization of loss carryforwards from previous acquisitions (e.g. Acculase, SLT, ProCyte) have already been limited by this provision by the acquisition itself and by any later changes of ownership in the parent company. If the Company should undergo a further change of ownership under Section 382, the utilization of the Company’s loss carryforwards may be materially limited.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. Common stock options and warrants of 11,264,835 and 11,232,972 as of March 31, 2008 and 2007, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

Share-Based Compensation
The Company measures and recognizes compensation expense at fair value for all stock-based payments to employees and directors as required by SFAS No. 123R applied on the modified prospective basis.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006, the date of adoption, and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three months ended March 31, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Three Months Ended March 31,
Assumptions for Option Grants	2008	2007
Risk-free interest rate	3.725%	4.782%
Volatility	84.16%	86.35%
Expected dividend yield	0%	0%
Expected life	8.1 years	8.1 years
Estimated forfeiture rate	12%	12%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three months ended March 31, 2008 and 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards. There were no restricted stock awards for the three months ended March 31, 2008. The awards made in the first and second quarters 2007 were estimated with the following weighted average assumptions:

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

Compensation expense for the three months ended March 31, 2008 included $276,006 from stock options grants and $103,623 from restricted stock awards. Compensation expense for the three months ended March 31, 2007 included $301,149 from stock options grants and $78,544 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $46,914 was recognized during the three months ended March 31, 2008. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $46,626 was recognized during the three months ended March 31, 2007.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

The Company revised its previously reported unaudited consolidated statement of operations for the three months ended March 31, 2007 to reflect a reclass from service to product sales revenues. In addition, there was a reclass from product and service cost of revenues to operating expenses, which resulted in a decrease in gross profit. These revisions correct a misclassification made in the previous presentation of the Company’s results. The correction had no effect on the Company’s previously reported net loss, consolidated balance sheet, or net cash flows, and is not considered material to any previously reported consolidated financial statements.

Supplemental Cash Flow Information
During the three months ended March 31, 2008, the Company financed certain insurance policies through notes payable for $119,382.

During the three months ended March 31, 2007, the Company financed certain credit facility costs for $36,840 and issued warrants to a leasing credit facility which are valued at $28,011, and which offset the carrying value of debt.

For the three months ended March 31, 2008 and 2007, the Company paid interest of $297,015 and $202,662, respectively. Income taxes paid in the three months ended March 31, 2008 and 2007 were immaterial.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements". In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company's consolidated results of operations and financial condition.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141R, which replaces SFAS No. 141. This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141R will have on its consolidated financial statements. This Statement will have an impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact, if any, on the Company's consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. The Company does not expect the adoption of this EITF to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has become effective for the Company beginning with the first quarter of 2008 The adoption of this Statement has not had a material effect on the Company’s consolidated financial statements.

Staff Accounting Bulletin No. 110 (“SAB 110”), “Share-Based Payment” expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R (revised 2004), “Share-Based Payment”.

Note 2
Inventories:

Set forth below is a detailed listing of inventories:

	March 31, 2008	December 31, 2007
Raw materials and work in progress	$4,863,285	$4,527,708
Finished goods	2,705,273	3,401,834
Total inventories	$7,568,559	$7,929,542

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of March 31, 2008 and December 31, 2007, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,165,641 and $1,124,345, respectively.

Note 3
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	March 31, 2008	December 31, 2007
Lasers in service	$20,797,321	$19,754,416
Computer hardware and software	341,407	341,407
Furniture and fixtures	415,455	364,319
Machinery and equipment	891,919	870,986
Autos and trucks	470,631	454,631
Leasehold improvements	247,368	247,368
	23,164,101	22,033,127
Accumulated depreciation and amortization	(12,681,513)	(11,889,319)
Property and equipment, net	$10,482,588	$10,143,808

Depreciation expense was $929,255 and $831,841 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, net property and equipment included $418,795 and $471,385, respectively, of assets recorded under capitalized lease arrangements, of which $215,599 and $254,178 was included in long-term debt at March 31, 2008 and December 31, 2007, respectively (see Note 8).

Note 4
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	March 31, 2008	December 31, 2007
Patents, owned and licensed, at gross costs of $516,112 and $510,942, net of accumulated amortization of $277,776 and $268,540, respectively.	$238,336	$242,402
Other licensed or developed technologies, at gross costs of $2,438,997 and $2,432,258, net of accumulated amortization of $1,310,033 and $1,266,412, respectively.	1,128,964	1,165,846
	$1,367,300	$1,408,248

Related amortization expense was $52,857 and $84,859 for the three months ended March 31, 2008 and 2007, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte and $114,982 for the license with AzurTec. On March 31, 2006, the Company closed the transaction provided for in the License Agreement with Mount Sinai School of Medicine of New York University (“Mount Sinai”). Pursuant to the license agreement, the Company reimbursed $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 5
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which have been recorded at their appraised fair market values:

	March 31, 2008	December 31, 2007
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $1,458,000 and $1,338,000, respectively.	$942,000	$1,062,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $1,032,738 and $947,739, respectively.	667,262	752,261
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $334,137 and $306,636, respectively.	765,863	793,364
	$2,425,125	$2,607,625

Related amortization expense was $232,500 for the three months ended March 31, 2008 and 2007, respectively. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 6
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	March 31, 2008	December 31, 2007
Accrued warranty	$272,565	$218,587
Accrued professional and consulting fees	288,500	225,820
Cash deposit	350,000	-
Accrued sales taxes and other accrued liabilities	190,064	229,967
Total other accrued liabilities	$1,101,129	$674,374

The cash deposit relates to the supply agreement with AngioDynamics.

Note 7
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	March 31, 2008	December 31, 2007
Note Payable – secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$126,835	$133,507

Note Payable – unsecured creditor, interest at 4.8%, payable in monthly principal and interest installments of $12,202 through December 2008	107,657	-

Note Payable – unsecured creditor, interest at 5.44%, payable in monthly principal and interest installments of $51,354 through February 2008	-	102,013

	234,492	235,520
Less: current maturities	(135,360)	(129,305)
Notes payable, net of current maturities	$99,132	$106,215

Note 8
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	March 31, 2008	December 31, 2008
Total borrowings on credit facilities	$9,743,855	$10,105,608
Capital lease obligations (see Note 3)	215,599	254,178
Less: current portion	(4,823,361)	(4,757,133)
Total long-term debt	$5,136,093	$5,602,653

Leasing Credit and Term-Note Facilities
The Company entered into a leasing credit facility with GE Capital Corporation (“GE”) on June 25, 2004. Eleven draws were made against the facility, the last of which was in March 2007. In June 2007, the Company entered a term-note facility with Leaf Financial Corporation (“Leaf”) and made its single draw against that facility. No draw was made in the third quarter of 2007. In December 2007, the Company extinguished its outstanding indebtedness under the GE and Leaf facilities, recognizing as costs (including termination costs and acceleration of the amortization of debt issuance costs and the debt discount) of such extinguishment as a refinancing charge of $441,956, including $178,699 related to the premium paid for the buyback of its warrants issued to GE, under APB No. 26.

In connection with the pay-off of the GE and Leaf facilities, on December 31, 2007, the Company entered a term-note facility with CIT Healthcare LLC and Life Sciences Capital LLC, as equal participants (collectively, “CIT”), for which CIT Healthcare acts as the agent. The facility is for $12 million. The Company may draw against it for one year; the Company intends to renew the facility at the end of the year’s term. The stated interest rate for any draw is set at 675 basis points above the three-year Treasury rate. Each draw is secured by XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw has a repayment period of three years.

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

The beginning principal of each component was $4,724,699, $1,612,626, and $3,990,000, respectively. The effective interest rate for the first draw was 12.50%. The pay-off of each component is 27, 30, and 36 months, respectively. On March 31, 2008, the Company made a draw under the credit facility for $840,000. This draw is amortized over 36 months at an effective interest rate of 8.55%. As of March 31, 2008, the Company had available $2,065,612 under the credit facility, reflecting pay-down of the principal balance in the course of the quarter.

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

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

	Nine Months Ending	Year Ending December 31,
	12/31/08	2009	2010	2011

Future minimum payments	$4,254,605	$4,192,726	$2,321,226	$79,140

Capital Leases
The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment (see Note 3).

Note 9
Employee Stock Benefit Plans

The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-incentive stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. As of September 26, 2007, the stockholders approved an increase in the number of shares reserved for the 2005 Equity Compensation Plan and for the Outside Director Plan. Under the 2005 Equity Compensation Plan, a maximum of 6,160,000 shares of the Company’s common stock have been reserved for issuance. At March 31, 2008, 2,063,050 shares were available for future grants under this plan. Under the Outside Director Plan and under the 2005 Investment Plan, 695,000 shares and 388,000 shares, respectively, were available for issuance as of March 31, 2008. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2008	6,129,671	$2.00
Granted	1,133,200	0.91
Exercised	-
Cancelled	(147,619)	1.88
Outstanding, March 31, 2008	7,115,252	$1.83
Options exercisable at March 31, 2008	4,614,426	$2.04

At March 31, 2008, there was $3,932,677 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.80 years. The intrinsic value of options outstanding and exercisable at March 31, 2008 was not significant.

Note 10
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Services segment generates revenues by providing fee-based procedures typically using the Company’s mobile surgical laser equipment delivered and operated by a technician at hospitals and surgery centers in the United States. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three months ended March 31, 2008 and 2007, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at March 31, 2008 and December 31, 2007 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at March 31, 2008 from the ProCyte acquisition has been entirely allocated to the Skin Care segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended March 31, 2008
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,110,707	$1,168,205	$3,274,692	$1,899,739	$1,777,230	$10,230,573
Costs of revenues	1,430,778	570,649	960,452	1,517,104	1,156,152	5,635,135
Gross profit	679,929	597,556	2,314,240	382,635	621,078	4,595,438
Gross profit %	32.2%	51.2%	70.7%	20.1%	34.9%	44.9%

Allocated operating expenses:
Selling, general and administrative	1,991,499	73,488	1,924,707	213,832	142,271	4,345,797
Engineering and product development	168,214	20,790	141,188	-	108,496	438,688

Unallocated operating expenses	-	-	-	-	-	2,125,443
	2,159,713	94,278	2,065,895	213,832	250,767	6,909,928
Income (loss) from operations	(1,479,784)	503,278	248,345	168,803	370,311	(2,314,490)

Interest expense, net	-	-	-	-	-	(227,371)

Net income (loss)	$(1,479,784)	$503,278	$248,345	$168,803	$370,311	$(2,541,861)

	Three Months Ended March 31, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL SERVICES	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$1,806,926	$678,818	$3,485,710	$1,820,205	$1,236,909	$9,028,568
Costs of revenues	1,102,378	365,500	1,026,214	1,618,040	748,137	4,860,269
Gross profit	704,548	313,318	2,459,496	202,165	488,772	4,168,299
Gross profit %	39.0%	46.2%	70.6%	11.1%	39.5%	46.2%

Allocated operating expenses:
Selling, general and administrative	1,544,073	24,920	1,346,713	236,053	145,744	3,297,503
Engineering and product development	-	-	91,492	-	124,476	215,968

Unallocated operating expenses	-	-	-	-	-	2,461,891
	1,544,073	24,920	1,438,205	236,053	270,220	5,975,362
Income (loss) from operations	(839,525)	288,398	1,021,291	(33,888)	218,553	(1,807,063)

Interest expense, net	-	-	-	-	-	(76,419)

Net income (loss)	$(839,525)	$288,398	$1,021,291	$(33,888)	$218,553	$(1,883,482)

	March 31, 2008	December 31, 2007
Assets:
Total assets for reportable segments	$45,261,226	$46,211,976
Other unallocated assets	9,971,210	10,474,727
Consolidated total	$55,232,436	$56,686,703

For the three months ended March 31. 2008 and 2007 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were as follows:

	Three Months Ended March 31,
	2008	2007
Domestic	$8,120,296	7,588,240
Foreign	2,110,277	1,440,328
	$10,230,573	$9,028,568

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in its Form 10-Q for the period ending March 31, 2008.

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

On March 30, 2006, the Company entered a strategic relationship with AzurTec to resume development, and to undertake the manufacture and distribution, of AzurTec's MetaSpex Laboratory System, a light-based system designed to detect certain cancers of the skin. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represent a 14% interest in AzurTec on a fully diluted basis. The Company will assist in the development of FDA-compliant prototypes for AzurTec’s product. Continuing development of this project requires additional investment by AzurTec, which AzurTec undertook to raise. The Company granted AzurTec an additional 12 months (i.e. until December 30, 2007) in which to raise the additional investment, which AzurTec has not done. The Company is evaluating whether to grant a further extension or to take an assignment from AzurTec of its intellectual property and return to AzurTec its investment in that company.

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

On April 14, 2006, the Company entered into a Clinical Trial Agreement protocol with the University of California at San Francisco. The protocol was originally for a phase 4, randomized, double-blinded study to evaluate the safety and efficacy of the XTRAC laser system in the treatment of moderate to severe psoriasis. The protocol was revised to be an open-label study in order to facilitate greater patient recruitment into the study. John Koo, MD, a member of our Scientific Advisory Board, guided the study using our high-powered Ultra™ excimer laser. Dr. Koo presented the favorable findings of the study at the Hawaii Dermatology Seminar in March, 2008. Dr. Koo concluded that the XTRAC Excimer Laser may be appropriate for the majority of moderate to severe psoriasis sufferers. It also allows dermatologists to treat those patients with a high level of safety, as opposed to the use of many systemic products. Other phototherapy treatments such as broadband or narrow band UVB can also be used; however, undesirable aspects of these treatments include exposure of healthy skin to UVB light, and the inconvenience of extended treatment periods, which are often necessary for moderate to severe patients. We expensed $189,000 in the quarter ended March 31, 2008 in payment for this study.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Domestic XTRAC

Our Domestic XTRAC segment is a U.S. business with revenues derived from procedures performed by dermatologists or from the direct sale of equipment to the physician. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

As part of our commercialization strategy in the United States, we offer, utilizing a direct sales force, the XTRAC laser system to targeted dermatologists at no initial capital cost. Under this contractual arrangement, we maintain ownership of the laser and earn revenue each time a physician treats a patient with the equipment. We believe this arrangement will increase market penetration. We also sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference. We are finding that through sales of lasers we are able to reach, at respectable margins, a sector of the market that is better suited and more receptive to a sale model than a per-procedure model.

For the last several years we have sought to obtain health insurance coverage for its XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies from Blue Cross Blue Shield plans from certain states in the first quarter of 2008, the Company now benefits from the fact that more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser. We are now focusing our efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, we have has increased the size of our sales force and clinical technician personnel together with increasing expenditures for marketing and advertising.

Our 29-person XTRAC sales organization includes 14 sales representatives, 12 clinical specialists and 3 marketing support personnel. Our 28-person skin care sales organization includes 20 sales representatives, 6 customer service representatives and 2 marketing support personnel. The sales representatives of each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system.

While our sales and marketing expenses have grown faster than the revenues on which the expenses are targeted to have positive impact, we expect to increase our overall revenue and productivity as a result of these expenditures in the long term. For example, we have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the payback in utilization is expected to be attained in periods subsequent to the period in which we incurred the expense. We have also increased the number of sales representatives and established a group of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up courses of treatment after the effect of the first battery of treatment sessions starts to wear off. We continue to implement innovations in this marketing effort.

International Dermatology Equipment

In the international market, we derive revenues by selling our dermatology laser systems and replacement parts to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser systems in the international segment are influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we are able to charge to international distributors for our XTRAC products. To compete with other non-laser UVB products, we offer a best-in-class, lower-priced, lamp-based system called the VTRAC. We expanded the international marketing of this product since its introduction in 2006. The VTRAC is used to treat psoriasis and vitiligo.

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

Our customers have displayed strong interest in MD Lash Factor™ eyelash conditioner. It is significant to them that this product contains no bimatoprost, the active ingredient found in Allergan’s product Lumigan®, which if used improperly can lead to severe visual difficulties in the judgment of the FDA. The growth in revenues from this product, however, have been offset by legal costs we incur in the suit brought by Allergan against us and other companies marketing eyelash conditioners. Our customers also show growing interest in our skin brightening cream, which uses manganese peptide as an efficacious substitute for hydroquinone. Universal Business Solutions continues to show progress in continuing, and growing, the spa business which it took over at the end of 2007.

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

Surgical Products

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both inside and outside of the United States. Also included are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). Surgical product revenues decreased, reflecting we believe that sales of surgical laser systems and the related disposable base have eroded as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset this erosion by increasing sales from the Diode surgical laser introduced in 2004, including OEM arrangements.

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

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three months ended March 31, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended March 31,
	2008	2007
XTRAC Domestic Services	$2,110,707	$1,806,926
International Dermatology Equipment Products	1,168,205	678,818
Skin Care (ProCyte) Products	3,274,692	3,485,710
Total Dermatology Revenues	6,553,604	5,971,454

Surgical Services	1,899,739	1,820,205
Surgical Products	1,777,230	1,236,909
Total Surgical Revenues	3,676,969	3,057,114

Total Revenues	$10,230,573	$9,028,568

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended March 31, 2008 and 2007 for domestic XTRAC procedures was $1,565,907 and $1,462,386, respectively, reflecting billed procedures of 28,819 and 25,016, respectively. In addition, 1,519 and 1,261 procedures were performed in the three months ended March 31, 2008 and 2007, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the three months ended March 31, 2008 compared to the comparable period in 2007 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans and to our increased marketing programs. Increase in procedures is dependent upon building market acceptance through marketing programs with our physician partners and their patients demonstrating that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of SAB No. 104, we recognize service revenue during the program only to the extent the physician has been reimbursed for the treatments. For the three months ended March 31, 2008, we deferred revenues of $727 (11 procedures) net, under this program, compared to deferred revenues of $65,470 (989 procedures) net, under this program for the three months ended March 31, 2007. The decrease is due to the success in securing favorable reimbursement policies from private carriers. The change in deferred revenue under this program is presented in the table below.

For the three months ended March 31, 2008 and 2007, domestic XTRAC laser sales were $544,800 and $344,540, respectively. There were 10 and 8 lasers sold, respectively. Overall, laser sales have been made for various reasons, including costs of logistical support and customer preferences. We are finding that through sales of lasers we are able to reach, at reasonable margins, a sector of the market that is better suited and more receptive to a sale model than a per-procedure model.

The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended March 31,
	2008	2007
Total revenue	$2,110,707	$1,806,926
Less: laser sales revenue	(544,800)	(344,540)
Recognized treatment revenue	1,565,907	1,462,386
Change in deferred program Revenue	727	65,470
Change in deferred unused Treatments	320,197	128,173
Net billed revenue	$1,886,831	$1,656,029
Procedure volume total	30,338	26,277
Less: Non-billed procedures	1,519	1,261
Net billed procedures	28,819	25,016
Avg. price of treatments billed	$65.47	$66.20
Change in procedures with deferred program revenue, net	11	989
Change in procedures with deferred unused treatments, net	4,891	1,936

The average price for a treatment may be reduced in some instances based on the volume of treatments performed. The average price for a treatment also varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis. Due to the length of treatment time required, it has not generally been practical to use our therapy to treat severe psoriasis patients, but this may change as our newer product, the XTRAC Ultra, has shorter treatment times.

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC systems and related parts were $1,168,205 for the three months ended March 31, 2008 compared to $678,818 for the three months ended March 31, 2007. We sold 24 systems in the three months ended March 31, 2008 compared to 11 systems in the three months ended March 31, 2007. Compared to the domestic business, the international dermatology equipment operations are more influenced by competition from similar laser technology from other manufacturers and from non-laser lamps. Such competition has caused us at times to reduce the prices we charge to international distributors. The average price of dermatology equipment sold internationally also varies due to the quantities of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems, however, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than for new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold two of these used lasers in the three months ended March 31, 2008 at an average price of $37,500. We sold one of these used lasers at an average price of $30,000 for the three months ended March 31, 2007; and

●
In addition to the XTRAC laser system (both new and used) we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three months ended March 31, 2008 and 2007, we sold seven VTRAC systems and one VTRAC system, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended March 31,
	2008	2007
Revenues	$1,168,205	$678,818
Less: part sales	(229,205)	(151,918)
Laser revenues	939,000	526,900
Laser systems sold	24	11
Average revenue per laser	$39,125	$47,900

Skin Care (ProCyte) Segment

For the three months ended March 31, 2008, ProCyte revenues were $3,274,692 compared to $3,485,710 in the three months ended March 31, 2007. ProCyte revenues are generated from the sale of various skin, hair care and wound products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

Bulk compound sales decreased by $48,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. These sales are mainly from Neutrogena and will affect future royalties earned from Neutrogena. Minimum contractual royalties from Neutrogena expired in November 2007 and as such the royalties decreased $75,000 for the three months ended March 31, 2008 compared to the same period in the prior year.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended March 31,
	2008	2007
Product sales	$3,242,692	$3,330,710
Bulk compound sales	32,000	80,000
Royalties	-	75,000
Total ProCyte revenues	$3,274,692	$3,485,710

Surgical Services Segment

In the three months ended March 31, 2008 and 2007, surgical services revenues were $1,899,739 and $1,820,205, respectively. These increases were primarily due to an increase in revenue from urology procedures delivered using a laser system purchased from a third party manufacturer. Such procedures included a charge to the customer for the use of the laser and the technician to operate it, as well as a charge to the customer for the third party’s proprietary fiber delivery system.

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems create the recurring revenue stream from fibers and disposables.

For the three months ended March 31, 2008, surgical products revenues were $1,777,230 compared to $1,236,909 in the three months ended March 31, 2007. The increase is mainly due to our OEM contract with AngioDynamics, which had initial shipments in December 2007. We believe that this OEM arrangement will continue to help grow this segment of the business.

As set forth in the table below, the decrease in average price per laser between the periods was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended March 31, 2008 and 2007 were sales of 62 and 6 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus the increase in the number of diodes sold reduced the average price per laser. We expect that we will continue to sell more diode lasers than our other types of lasers into the near future.

Fiber and other disposables sales decreased 12% between the comparable three month periods ended March 31, 2008 and 2007. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We continue to seek to offset this erosion through expansion of our surgical services. Similarly, we believe there will be continuing pressure on laser system sales as hospitals continue to outsource their laser-assisted procedures to third parties, such as our surgical services business.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended March 31,
	2008	2007
Revenues	$1,777,230	$1,236,909
Laser systems sold	64	11
Laser system revenues	$972,745	$320,500
Average revenue per laser	$15,199	$29,136

Cost of Revenues

Our costs of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in the International Dermatology Equipment segment, the Skin Care segment (with royalties included in the services side of the segment), and the Surgical Products segment (with laser maintenance fees included in the services side of this segment). Product costs also include XTRAC domestic laser sales. Within services cost of revenues are the costs associated with the Domestic XTRAC segment, excluding the domestic laser sales, and the Surgical Services segment, as well as costs associated with royalties and maintenance.

Product cost of revenues for the three months ended March 31, 2008 was $2,864,452, compared to $2,222,026 in the comparable period in 2007. The $642,426 increase is due to the increases in product cost of sales for domestic XTRAC laser sales in the amount of $91,220, international dermatology equipment sales in the amount of $205,149, and surgical products of $411,819, all due to increased number of laser sales. These increases were offset, in part, by a decrease of $65,762 for skincare products.

Services cost of revenues was $2,770,683 in the three months ended March 31, 2008 compared to $2,638,243 in the comparable period in 2007. Contributing to the $132,440 increase was a $237,180 increase in the Domestic XTRAC business segment due to increased depreciation on the lasers of $148,600 and an increase in excess and obsolete inventory reserve. This increase was offset, in part, by a decrease of $104,740 for surgical services.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended March 31,
	2008	2007
Product:
XTRAC Domestic	$201,893	$110,673
International Dermatology Equipment	570,649	365,500
Skin Care	960,452	1,026,214
Surgical products	1,131,458	719,639
Total Product costs	$2,864,452	$2,222,026

Services:
XTRAC Domestic	$1,228,885	$991,705
Surgical Services	1,541,798	1,646,538
Total Services costs	$2,770,683	$2,638,243

Total Costs of Revenues	$5,635,135	$4,860,269

Gross Profit Analysis

Gross profit increased to $4,595,438 during the three months ended March 31, 2008 from $4,168,299 during the same period in 2007. As a percentage of revenues, gross margin decreased to 44.9% for the three months ended March 31, 2008 from 46.2% for the same period in 2007.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended March 31,
	2008	2007
Revenues	$10,230,573	$9,028,568
Percent increase	13.3%
Cost of revenues	5,635,135	4,860,269
Percent increase	15.9%
Gross profit	$4,595,438	$4,168,299
Gross margin percentage	44.9%	46.2%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended March 31, 2008, compared to the same period in 2007 were as follows

•	We sold a greater number of surgical laser systems due to the OEM arrangement with AngioDynamics. These lasers were sold at a gross margin of approximately 35%.

•	An increase in depreciation of $148,600 included in the XTRAC Domestic cost of sales as a result of increasing the overall placements.

•	XTRAC Domestic deferred revenues increased $127,381 between the periods without any offsetting reduction in the cost of revenues which is consistent with a procedures-based model.

•	We sold approximately $489,000 worth of additional international dermatology equipment for the three months ended March 31, 2008 compared to the same period in 2007.

•
We sold a greater number of treatment procedures for the XTRAC laser systems in 2008 than in 2007. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods presented below:

XTRAC Domestic Segment	Three Months Ended March 31,
	2008	2007
Revenues	$2,110,707	$1,806,926
Percent increase	16.8%
Cost of revenues	1,430,778	1,102,378
Percent increase	29.8%
Gross profit	$679,929	$704,548
Gross margin percentage	32.2%	39.0%

Gross profit decreased for this segment for the three months ended March 31, 2008 from the comparable period in 2007 by $24,619. The key factors for the changes were as follows:

•	XTRAC Domestic Deferred Revenues increased $127,381 between the periods without any offsetting reduction in the cost of revenues which is consistent with a procedures-based model

•
We sold approximately $200,000 worth of additional domestic XTRAC lasers in the three months ended March 31, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were placements. The margin on these capital equipment sales was 63% in 2008 compared to 68% in 2007.

•
The cost of revenues increased by $328,400 for the three months ended March 31, 2008. This increase is due to an increase in depreciation on the lasers-in-service of $148,600 over the comparable prior three-month period and an increase in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues. The depreciation costs will continue to increase in subsequent periods as the business grows.

•
Key drivers in increasing the fee-per-procedure revenue from in this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, increase treatment revenue accordingly. Our clinical support specialists focus their efforts on increasing physicians’ utilization of the XTRAC laser system. Consequently and offsetting the above decreases to gross profit and gross margin percentages, procedure volume increased 15% from 25,016 to 28,819 billed procedures in the three months ended March 31, 2008 compared to the same period in 2007. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods presented below:

International Dermatology Equipment Segment	Three Months Ended March 31,
	2008	2007
Revenues	$1,168,205	$678,818
Percent increase	72.1%
Cost of revenues	570,649	365,500
Percent increase	56.1%
Gross profit	$597,556	$313,318
Gross margin percentage	51.2%	46.2%

The gross profit for the three months ended March 31, 2008 increased by $284,238 from the comparable prior three-month period. The key factors in this business segment were as follows:

•
We sold 17 XTRAC laser systems and 7 VTRAC lamp-based excimer systems during the three months ended March 31, 2008 and 10 XTRAC laser systems and 1 VTRAC system in the comparable period in 2007. Consequently, gross profit increased as a result of an increase in the volume of units sold. The gross margin percentage for the VTRAC is higher than the XTRAC.

•	International part sales, which have a higher margin percent than system sales, increased for the three months ended March 31, 2008 by approximately $77,000 compared to the same period in 2007.

•	Increased volume in system sales also serves to spread fixed manufacturing costs over more units thereby improving margin percentages.

The following table analyzes the gross profit for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended March 31,
	2008	2007
Product revenues	$3,242,692	$3,330,710
Bulk compound revenues	32,000	80,000
Royalties	-	75,000
Total revenues	3,274,692	3,485,710

Product cost of revenues	937,668	976,564
Bulk compound cost of revenues	22,784	49,650
Total cost of revenues	960,452	1,026,214
Gross profit	$2,314,240	$2,459,496
Gross margin percentage	70.7%	70.6%

The gross profit for the three months ended March 31, 2008 decreased by $145,256 from the comparable prior three-month period. The key factors in this business segment were as follows:

•
The gross margin for our skin care products is relatively consistent from period to period, 70.7% in 2008 and 70.6% in 2007. The decrease in total cost of revenues of $65,762 in 2008 from 2007 is directly related to the decrease in revenues between the periods.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while revenues generated from licensees have no significant costs associated with this revenue stream.

The following table analyzes the gross profit for our Surgical Services segment for the periods presented below:

Surgical Services Segment	Three Months Ended March 31,
	2008	2007
Revenues	$1,899,739	$1,820,205
Percent increase	4.4%
Cost of revenues	1,517,104	1,618,040
Percent decrease	(6.2)%
Gross profit	$382,635	$202,165
Gross margin percentage	20.1%	11.1%

Gross profit in the Surgical Services segment for the three months ended March 31, 2008 increased by $180,470, from the comparable period in 2007. The key factor impacting gross margin for the Surgical Services business was:

•
Although our revenues have increased by 4.4%, our product cost of revenue has decreased 6.2%. This is due to a continuing change in the mix of procedures performed. A certain urological procedure performed on a laser purchased from an unrelated party has a lower gross margin than margins obtained from procedures performed on lasers manufactured by us.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended March 31,
	2008	2007
Revenues	$1,777,230	$1,236,909
Percent increase	43.7%
Cost of revenues	1,156,152	748,137
Percent increase	54.5%
Gross profit	$621,078	$488,772
Gross margin percentage	34.9%	39.5%

Gross profit for the Surgical Products segment in the three months ended March 31, 2008 compared to the same period in 2007 increased by $132,306. The key factors impacting gross margin were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended March 31, 2008 increased by $540,321 from the three months ended March 31, 2007 while cost of revenues increased by $408,015 between the same periods. There were 53 more laser systems sold in the three months ended March 31, 2008 than in the comparable period of 2008. However, the lasers sold in the 2007 period were at higher prices than those sold in the comparable period in 2008. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the three months ended March 31, 2008 and 2007 were sales of $888,000, representing 62 systems, and $78,500, representing 6 systems, of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers. The sales of diode systems included 50 sales due to our OEM arrangement.

•	Additionally there was a decrease in sales of disposables between the periods. Fiber and other disposables sales decreased 12% between the comparable periods ended March 31, 2008 and 2007.

Selling, General and Administrative Expenses

For the three months ended March 31, 2008, selling, general and administrative expenses increased to $6,471,240 from $5,759,394 for the three months ended March 31, 2007 for the following reasons:

●
We have increased our investment in sales and marketing to respond to the improved reimbursement environment related to our domestic XTRAC business. We expect this investment to increase future revenues;

●
The majority of the increase related to a $596,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force and increased revenues, particularly in the Domestic XTRAC segment;

●	An increase of $278,000 in marketing and advertising;

●	An increase of $52,000 in additional warranty expense due to the increase in lasers sold; and

●	These increases were offset, in part, by a lawsuit settlement for reimbursement of legal costs of $345,000.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2008 increased to $438,688 from $215,968 for the three months ended March 31, 2007. The increase was due to meeting our financial sponsorship obligations in March 2008 for the severe psoriasis study by Dr. Koo, MD, of the University of California at San Francisco, of $189,000. During the 2008 and 2007 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2008 increased to $227,371, as compared to $76,419 for the three months ended March 31, 2007. The change in net interest expense was the result of the interest earned on cash reserves in the three months ended March 31, 2007 due to the equity financing in November 2006, which offset interest expense in that period.

Net Loss

The aforementioned factors resulted in a net loss of $2,541,861 during the three months ended March 31, 2008, as compared to a net loss of $1,883,482 during the three months ended March 31, 2007, a increase of 35%.

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended March 31,
	2008	2007	Change
Net loss	$2,541,861	$1,883,482	$658,379

Major expenses included in net loss:
Depreciation and amortization	1,214,612	1,149,200	65,412
Stock-based compensation	426,543	426,319	224
Total major expenses	$1,641,155	$1,575,519	$65,636

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, from positive cash flows from operations.

At March 31, 2008, our current ratio was 1.88 compared to 2.20 at December 31, 2007. As of March 31, 2008, we had $11,016,905 of working capital compared to $13,705,775 as of December 31, 2007. Cash and cash equivalents were $9,524,555 as of March 31, 2008, as compared to $9,954,303 as of December 31, 2008. We had $117,000 of cash that was classified as restricted as of March 31, 2008 and December 31, 2007.

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

On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility has a commitment term of one year, expiring on December 31, 2008. We account for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers and in their revenue streams. Each draw against the credit facility has a repayment period of three years. A summary of the terms and activity under the CIT credit facility is presented in Note 9, “Long-term Debt”, of the Financial Statements included in this Report.

Net cash provided by operating activities was $1,383,146 for the three months ended March 31, 2008, compared to $99,275 for the three months ended March 31, 2007. The increase was mostly due to the decreases in accounts receivable and inventory and increases in accounts payable and other accrued liabilities.

Net cash used in investing activities was $1,260,969 for the three months ended March 31, 2008 compared to $909,815 for the three months ended March 31, 2007. This was primarily for the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years, the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash used in financing activities was $551,925 for the three months ended March 31, 2008 compared to net cash provided by financing activities of $127,476 for the three months ended March 31, 2007. In the three months ended March 31, 2008 we repaid $392,937 on the lease and term-note lines of credit, net of advances, $158,988 for the payment of certain notes payable and capital lease obligations.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three months ended March 31, 2008, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2007 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2007 for descriptions of our legal proceedings.

Litigation
In the matter brought by the Company in January 2004 against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, the Company appealed from the new judge’s grant of summary judgment to the defendants and has filed its brief with the Ninth Circuit Court of Appeals.

In the matter which Ra Medical and Mr. Irwin brought against the Company in June 2006 for unfair competition and which the Company removed to the United States District Court for the Southern District of California, the Company filed a petition to file an interlocutory appeal from the new judge’s dismissal, among other things, of the Company’s counterclaim of misappropriation. The plaintiffs have opposed the petition. The District Court will hear the matter on May 16, 2008. As of May 1, 2008, Plaintiffs have now moved for summary adjudication on their sole claim they filed against the Company in June 2006. The claim is that the Company violated provisions of the Health & Safety Code and thus violated Section 17200 of the Business & Professions Code. Our opposition is set for May 30, 2008, and hearing is set for July 24, 2008.

In March 2008, the Company and St. Paul settled the action which the Company had brought in the United States District Court for the Eastern District of Pennsylvania. In consideration of a further contribution by St. Paul in defrayal of the Company’s defense fees and costs in the underlying malicious prosecution, Company and St. Paul released each other of claims and counterclaims and dismissed the action with prejudice. The Company agreed to maintain as confidential the amount of the contribution. The Company continues to avail itself of the insurance services of St. Paul.

In the patent infringement suit brought in November 2007 by Allergan, Inc. against PhotoMedex, Inc., as well as against a number of other co-defendants in the United States District Court for the Central District of California, the Federal judge ruled that the Company would not be dismissed from the case, but ruled, contrary to his preliminary opinion, that ProCyte had made the first filing in the Western District of Washington, and therefore would be free to pursue its declaratory judgment suit there, if the judge sitting in that action agreed to retain jurisdiction. However, the judge sitting in the Western District of Washington ruled that ProCyte’s action should be transferred to the Central District of California. ProCyte’s action for declaratory judgment remains, at this time, a distinct suit from the action brought by Allergan against the Company, but the two suits will be consolidated for all purposes.

The US Patent Office issued in April 2008 a new patent to Allergan which has claims allegedly covering MD Lash Factor™ eyelash conditioner. The new patent is US Patent No. 7,351,404. It is expected that a Third Amended Complaint will be filed by Allergan alleging that PhotoMedex and ProCyte infringe this new patent.

In the patent infringement action brought in February 2008 by Cardiofocus, Inc. against PhotoMedex, Inc., as well as against a number of other co-defendants, the defendants have filed their answers to the complaint.

In the patent infringement action brought by Bella Bella, Inc. against a number of companies, including PhotoMedex, Inc., in the United States District Court for the Central District of California, the Company has filed its answer to the complaint and counterclaim.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. The Company believes, based on discussions with legal counsel, the above litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 5. Other Information

On May 7, 2008, we entered into amended and restated employment agreements with Jeffrey F. O’Donnell (our President and Chief Executive Officer), Dennis M. McGrath (our Chief Financial Officer and Vice President of Finance and Administration) and Michael R. Stewart (our Chief Operating Officer)(the “Amended and Restated Agreements”). The Amended and Restated Agreements provide for clarifying amendments to certain provisions in order to comply with Section 409A of the Internal Revenue Code.

ITEM 6. Exhibits

10.40	Amended and Restated Employment Agreement, dated May 6, 2008, between PhotoMedex, Inc. and Jeffrey F. O’Donnell
10.41	Amended and Restated Employment Agreement, dated May 6, 2008, between PhotoMedex, Inc. and Dennis M. McGrath
10.42	Amended and Restated Employment Agreement, dated May 6, 2008, between PhotoMedex, Inc. and Michael R. Stewart
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: May 9, 2008	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer