Form 10-Q
period 2008-06-30
PHOTOMEDEX INC
filed 2008-08-11
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐         No ☒

The number of shares outstanding of the issuer's Common Stock as of August 8, 2008 was 63,032,207 shares.

PHOTOMEDEX, INC.

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$7,292,028	$9,837,303
Restricted cash	117,000	117,000
Accounts receivable, net of allowance for doubtful accounts of $517,000 and $521,000, respectively	5,352,450	5,797,620
Inventories	6,574,366	6,980,180
Prepaid expenses and other current assets	807,829	508,384
Current assets held for sale	1,585,650	1,910,802
Total current assets	21,729,323	25,151,289

Property and equipment, net	9,251,052	8,091,862
Patents and licensed technologies, net	1,334,333	1,408,248
Goodwill, net	16,917,808	16,917,808
Other intangible assets, net	2,142,625	2,607,625
Other assets	970,341	448,071
Assets held for sale	1,655,211	2,061,800
Total assets	$54,000,693	$56,686,703

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$489,290	$129,305
Current portion of long-term debt	4,790,939	4,757,133
Accounts payable	5,113,428	3,634,519
Accrued compensation and related expenses	1,119,030	1,581,042
Other accrued liabilities	816,868	674,374
Deferred revenues	772,569	668,032
Total current liabilities	13,102,124	11,444,405
Long-term liabilities:
Notes payable	91,944	106,215
Long-term debt	4,716,888	5,602,653
Total liabilities	17,910,956	17,153,273

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 63,032,207 shares issued and outstanding	630,322	630,322
Additional paid-in capital	133,637,828	132,932,357
Accumulated deficit	(98,178,413)	(94,029,249)
Total stockholders’ equity	36,089,737	39,533,430
Total liabilities and stockholders’ equity	$54,000,693	$56,686,703

*	The December 31, 2007 balance sheet was derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2008	2007

Revenues:
Product sales	$7,028,605	$5,675,852
Services	2,361,174	1,634,744
	9,389,779	7,310,596
Cost of revenues:
Product cost of revenues	2,989,481	2,326,656
Services cost of revenues	1,045,623	976,547
	4,035,104	3,303,203

Gross profit	5,354,675	4,007,393

Operating expenses:
Selling and marketing	3,755,834	3,056,846
General and administrative	2,237,259	2,565,952
Engineering and product development	218,344	185,505
	6,211,437	5,808,303

Loss from continuing operations before interest expense, net	(856,762)	(1,800,910)

Interest expense, net	(281,765)	(161,967)
Loss from continuing operations	(1,138,527)	(1,962,877)

Discontinued operations:
Income from discontinued operations	77,069	126,919
Estimated loss on sale of discontinued operations	(545,844)	—
Net loss	($ 1,607,302)	($ 1,835,958)

Basic and diluted net loss per share:
Continuing operations	($0.02)	($0.03)
Discontinued operations	($0.01)	—
Basic and diluted net loss per share	($0.03)	($0.03)

Shares used in computing basic and diluted net loss per share	63,032,207	62,709,147

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Revenues:
Product sales	$13,763,772	$11,272,410
Services	3,956,841	3,246,550
	17,720,613	14,518,960
Cost of revenues:
Product cost of revenues	5,853,932	4,548,684
Services cost of revenues	2,299,202	1,996,750
	8,153,134	6,545,434

Gross profit	9,567,479	7,973,526

Operating expenses:
Selling and marketing	7,868,799	6,100,795
General and administrative	4,381,701	5,045,343
Engineering and product development	657,032	401,473
	12,907,532	11,547,611

Loss from continuing operations before interest expense, net	(3,340,053)	(3,574,085)

Interest expense, net	(509,137)	(238,386)
Loss from continuing operations	(3,849,190)	(3,812,471)

Discontinued operations:
Income from discontinued operations	245,870	93,031
Estimated loss on sale of discontinued operations	(545,844)	—
Net loss	($ 4,149,164)	($ 3,719,440)

Basic and diluted net loss per share:
Continuing operations	($0.06)	($0.06)
Discontinued operations	($0.01)	—
Basic and diluted net loss per share	($0.07)	($0.06)

Shares used in computing basic and diluted net loss per share	63,032,207	62,623,079

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2007	63,032,207	$630,322	$132,932,357	($94,029,249)	$39,533,430
Stock options issued to consultants for services	—	—	62,380	—	62,380
Stock-based compensation expense related to employee options	—	—	435,846	—	435,846
Issuance of restricted stock and amortization of expense for restricted stock	—	—	207,245	—	207,245
Net loss for the six months ended June 31, 2008	—	—	—	(4,149,164)	(4,149,164)
BALANCE, JUNE 30, 2008	63,032,207	$630,322	$133,637,828	($98,178,413)	$36,089,737

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities - continuing operations:
Net loss from continuing operations	($ 3,849,190)	($ 3,812,471)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	2,039,800	1,849,832
Stock options issued to consultants for services	62,380	77,751
Stock-based compensation expense related to employee options and restricted stock	643,091	724,340
Provision for bad debts	43,034	82,423
Changes in operating assets and liabilities:
Accounts receivable	402,086	(628,088)
Inventories	401,545	(338,787)
Prepaid expenses and other assets	(137,727)	101,317
Accounts payable	1,253,909	357,602
Accrued compensation and related expenses	(462,012)	(349,033)
Other accrued liabilities	142,493	365,753
Deferred revenues	104,537	409,532
Other liabilities	-	(11,623)
Net cash and cash equivalents provided by (used in) operating activities - continuing operations	643,996	(1,171,452)
Cash Flows From Investing Activities - continuing operations:
Purchases of property and equipment	(144,692)	(30,294)
Lasers placed into service	(2,697,734)	(1,838,294)
Net cash and cash equivalents used in investing activities - continuing operations	(2,842,426)	(1,868,588)
Cash Flows From Financing Activities - continuing operations:
Proceeds from issuance of restricted common stock	-	2,625
Proceeds from exercise of options	-	85,954
Payments on long-term debt	(41,709)	(39,885)
Payments on notes payable	(301,543)	(297,849)
Net advancements on lease lines of credit	(879,001)	1,137,714
Decrease in restricted cash and cash equivalents	-	39,000
Net cash and cash equivalents (used in) provided by financing activities - continuing operations	(1,222,253)	927,559
Net decrease in cash and cash equivalents - continuing operations	(3,420,683)	(2,112,481)
Cash Flows from Discontinued Operations:
Net cash used in operating activities	939,501	202,339
Net cash used in investing activities	(64,093)	(256,993)
Net cash used in financing activities	-	-
Net cash from discontinued operations	875,408	(54,654)

Cash and cash equivalents, beginning of period	9,837,303	12,729,742
Cash and cash equivalents, end of period	$7,292,028	$10,562,607

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company currently operates in four distinct business units, or segments (as described in Note 10): three in Dermatology, - Domestic XTRAC®, International Dermatology Equipment, and Skin Care (ProCyte®); and one in Surgical, - Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers. The Surgical Services segment is reported as a discontinued operation, and its related assets as held for sale, in these financial statements.

Surgical Services is a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. The Company decided to sell this division primarily because the growth rates and operating margins of the division have decreased as the business had changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, the Board of Directors of the Company decided on June 13, 2008 to enter into, with the aid of its investment banker, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. Such closing adjustments are currently estimated to result in net proceeds to the Company of $3,240,861. See Note 2, Discontinued Operations.

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both domestically and internationally. The Surgical Products segment also sells other non-laser products (e.g., the ClearESS® II suction-irrigation system).

The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. Under these circumstances, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. At times, however, the Company sells XTRAC lasers to customers, due generally to customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and, now to a markedly lesser degree, by earning royalties on licenses for our patented copper peptide compound.

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

For the last several years the Company has sought to obtain health insurance coverage for its XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies from Blue Cross Blue Shield plans from certain states during the first half of 2008, the Company now benefits from the fact that more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser. The Company is now focusing its efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, the Company has increased the size of its sales force and clinical technician personnel together with increasing expenditures for marketing and advertising.

Liquidity and Going Concern
As of June 30, 2008, the Company had an accumulated deficit of $98,178,413. Cash and cash equivalents, including restricted cash of $117,000, was $7,409,028. The Company has historically financed its operations with cash provided by equity financing and from lines of credit and, more recently but not yet consistently, from positive cash flow generated from operations. Management believes that the existing cash balance together with its other existing financial resources and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the end of the third quarter of 2009. The 2008 operating plan reflects anticipated growth from an increase in per-treatment fee revenues for use of the XTRAC laser system based on increased utilization and wider insurance coverage in the United States and anticipated growth in sales revenues of the Company’s skincare products.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The surgical services business segment is presented as discontinued operations for all periods presented.

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

See “Summary of Significant Accounting Policies” in the Company’s 2007 Annual Report on Form 10-K for a discussion of the estimates and judgments necessary in the Company’s accounting for cash and cash equivalents, accounts receivable, inventories, property, equipment and depreciation, product development costs and fair value of financial instruments.

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

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criterion are recognized when invoiced amounts are fully paid or fully assured.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and six months ended June 30, 2008 and 2007, the Company deferred $671,014 and $827,182, respectively, under this approach.

The Company generates revenues from its Skin Care business primarily through two channels. The first is through product sales for skin health, hair care and wound care and the second is through sales in bulk of the copper peptide compound, primarily to Neutrogena Corporation, a Johnson & Johnson company. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by its licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by its licensee.

The Company generates revenues from its Surgical Products business primarily from product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories. Domestic sales are generally to the end-user, though the Company has a few domestic distributors too; foreign sales are to distributors. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors and other customers, when the SAB 104 Criteria have been met.

For per-procedure surgical services, the Company recognizes revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group are classified as held for sale and are presented separately in the appropriate asset and liability sections of the balance sheet. With respect to the long-lived assets and intangibles held for sale as of June 30, 2008, an impairment was identified where the aggregate fair value was $320,844 less than the carrying value. As of June 30, 2008 and December 31, 2007, no such impairment existed related to continuing operations.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or 8 to 12 years. Developed technology was recorded in connection with the acquisition of the skincare business (ProCyte) in March 2005 and is being amortized on a straight-line basis over seven years.

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As June 30, 2008, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2008 no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2008 no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the six months ended June 30, 2008 is summarized as follows:

June 30, 2008
Accrual at beginning of period	$218,587
Additions charged to warranty expense	168,600
Expiring warranties	(6,941)
Claims satisfied	(41,233)
Accrual at end of period	$339,013

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

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator of this calculation, since the result would be anti-dilutive. Common stock options and warrants of 9,793,941 and 11,120,797 as of June 30, 2008 and 2007, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. The same considerations apply to net loss per share from discontinued operations for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, however, there was income from discontinued operations, but basic net income per share and diluted net income per share from discontinued operations for these periods were both immaterial.

Share-Based Compensation
The Company measures and recognizes compensation expense at fair value for all stock-based payments to employees and directors as required by SFAS No. 123R applied on the modified prospective basis.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006, the date of adoption, and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three and six months ended June 30, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.71%	4.75%	3.72%	4.78%
Volatility	83.56%	85.89%	84.16%	86.03%
Expected dividend yield	0%	0%	0%	0%
Expected life	8.1 years	8.1 years	8.1 years	8.1 years
Estimated forfeiture rate	12%	12%	12%	12%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three and six months ended June 30, 2008 and 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards. There were no restricted stock awards for the three and six months ended June 30, 2008.

The awards made in the first and second quarters 2007 were estimated with the following weighted average assumptions:

Assumptions for Stock Awards	Three and Six Months Ended June 30, 2007
Risk-free interest rate	4.52%
Volatility	74.64%
Expected dividend yield	0%
Expected Life	5.07 years

The Company calculated expected volatility for restricted stock based on a mirror approach, where the daily stock price of our common stock during the seven-year period immediately after the grant would be the mirror of the historic daily stock price of our common stock during the seven-year period immediately preceding the grant.

Compensation expense for the three months ended June 30, 2008 included $159,839 from stock options grants and $103,623 from restricted stock awards. Compensation expense for the three months ended June 30, 2007 included $266,045 from stock options grants and $94,218 from restricted stock awards.

Compensation expense for the six months ended June 30, 2008 included $435,846 from stock options grants and $207,245 from restricted stock awards. Compensation expense for the three months ended June 30, 2007 included $648,034 from stock options grants and $157,088 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $15,466 and $62,380 was recognized during the three and six months ended June 30, 2008. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $15,508 and $77,751 was recognized during the three months ended June 30, 2008.

Supplemental Cash Flow Information
During the six months ended June 30, 2008, the Company financed certain insurance policies through notes payable for $635,243.

During the six months ended June 30, 2007, the Company financed certain credit facility costs for $36,840, financed insurance policies through notes payable for $606,180 and issued warrants to a leasing credit facility which are valued at $28,011, and which offset the carrying value of debt. In addition, the Company financed vehicle purchases of $71,941 under capital leases.

For the six months ended June 30, 2008 and 2007, the Company paid interest of $616,343 and $463,655, respectively. Income taxes paid in the six months ended June 30, 2008 and 2007 were immaterial.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this Statement did not have a material impact on the Company's consolidated results of operations and financial condition.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008This Statement will have an impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this Statement to have a material impact, if any, on the Company's consolidated financial statements.

Note 2
Discontinued Operations:

Surgical Services is a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. The Company decided to sell this division primarily because the growth rates and operating margins of the division have decreased as the business had changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, the Board of Directors of the Company decided on June 13, 2008 to enter into, with the aid of its investment banker, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. Such closing adjustments are currently estimated to result in net proceeds to the Company of $3,240,861. The transaction is expected to close on or about August 8, 2008.

The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year financial statements for 2007 have been restated in conformity with generally accepted accounting principles to present the operations of Surgical Services as a discontinued operation. The Company recognized a loss of $545,844 on the expected sale of the discontinued operations in the quarter ended June 30, 2008, representing the difference between the estimated adjusted net purchase price and the carrying value of the assets being sold.

Revenues from discontinued operations for the three months ended June 30, 2008 and 2007 were $1,762,010 and $2,008,123, respectively. Income from discontinued operations for the three months ended June 30, 2008 and 2007 were $77,069 and $126,919, respectively.

Revenues from discontinued operations for the six months ended June 30, 2008 and 2007 were $3,661,749 and $3,828,328, respectively. Income from discontinued operations for the six months ended June 30, 2008 and 2007 were $245,870 and $93,031, respectively.

The net assets of Surgical Services are classified as assets held for sale. The net assets, after recognition of the write-down to estimated recoverable value, were comprised of the following:

	June 30, 2008	December 31, 2007
Current assets held for sale:
Accounts receivable	$788,611	$961,440
Inventories	797,039	949,362
Total current assets held for sale	1,585,650	1,910,802

Long term assets held for sale:
Property, plant and equipment, net	1,646,970	2,051,946
Deposits	8,241	9,854
Total long term assets held for sale	1,655,211	2,061,800

Total net assets held for sale	$3,240,861	$3,972,602

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	June 30, 2008	December 31, 2007
Raw materials and work in progress	$4,764,837	$4,527,708
Finished goods	1,809,529	2,452,472
Total inventories	$6,574,366	$6,980,180

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of June 30, 2008 and December 31, 2007, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,212,025 and $1,124,345, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	June 30, 2008	December 31, 2007
Lasers in service	$17,365,458	$15,117,055
Computer hardware and software	341,407	341,407
Furniture and fixtures	526,511	361,174
Machinery and equipment	732,786	870,986
Leasehold improvements	247,368	247,368
	19,213,530	16,937,990
Accumulated depreciation and amortization	(9,962,478)	(8,846,128)
Property and equipment, net	$9,251,052	8,091,862

Depreciation and related amortization expense was $1,838,527 and $1,697,199 for the six months ended June 30, 2008 and 2007, respectively.

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	June 30, 2008	December 31, 2007
Patents, owned and licensed, at gross costs of $535,095 and $510,942, net of accumulated amortization of $287,009 and $268,540, respectively.	$248,086	$242,402
Other licensed or developed technologies, at gross costs of $2,440,124 and $2,432,258, net of accumulated amortization of $1,353,877 and $1,266,412, respectively.	1,086,247	1,165,846
	$1,334,333	$1,408,248

Related amortization expense was $105,934 and $169,716 for the six months ended June 30, 2008 and 2007, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte, $114,982 for the license with AzurTec and $85,742 for the license from the Mount Sinai School of Medicine of New York University. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which recorded at their appraised fair market values at the date of the acquisition:

	June 30, 2008	December 31, 2007
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $1,578,000 and 1,338,000, respectively.	$822,000	$1,062,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $1,117,737 and $947,739, respectively.	582,263	752,261
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $361,638 and $306,636, respectively.	738,362	793,364
	$2,142,625	$2,607,625

Related amortization expense was $465,000 for the six months ended June 30, 2008 and 2007, respectively. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	June 30, 2008	December 31, 2007
Accrued warranty	$339,013	$218,587
Accrued professional and consulting fees	259,600	225,820
Accrued sales taxes and other accrued liabilities	218,255	229,967
Total other accrued liabilities	$816,868	$674,374

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	June 30, 2008	December 31, 2007
Note Payable - secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$120,065	$133,507
Note Payable - unsecured creditor, interest at 5.44%, payable in monthly principal and interest installments of $51,354 through February 2008	—	102,013
Note Payable - unsecured creditor, interest at 4.8%, payable in monthly principal and interest installments of $65,736 through December 2008	388,969	—
Note Payable - unsecured creditor, interest at 4.8%, payable in monthly principal and interest installments of $12,202 through December 2008	72,200	—
	581,234	235,520
Less: current maturities	(489,290)	(129,305)
Notes payable, net of current maturities	$91,944	$106,215

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	June 30, 2008	December 31, 2007
Total borrowings on credit facilities	$9,307,372	$10,105,608
Capital lease obligations	200,455	254,178
Less: current portion	(4,790,939)	(4,757,133)
Total long-term debt	$4,716,888	$5,602,653

Leasing Credit Facility, Term Note Facility
The Company entered into a leasing credit facility with GE Capital Corporation (“GE”) on June 25, 2004. Eleven draws were made against the facility, the last of which was in March 2007. In June 2007, the Company entered a term-note facility with Leaf Financial Corporation (“Leaf”) and made its single draw against that facility. In December 2007, the Company extinguished its outstanding indebtedness under the GE and Leaf facilities, recognizing as costs (including termination costs and acceleration of the amortization of debt issuance costs and the debt discount) of such extinguishment as a refinancing charge under APB No. 26 of $441,956, including $178,699 related to the premium paid for the buyback of its warrants issued to GE. The GE warrants were redeemed and reflected as part of the refinancing charge.

In connection with the pay-off of the GE and Leaf facilities, on December 31, 2007, the Company entered a term-note facility with CIT Healthcare LLC and Life Sciences Capital LLC, as equal participants (collectively, “CIT”), for which CIT Healthcare acts as the agent. The facility is for $12 million. The Company may draw against it for one year; the Company is presently in discussions with CIT Healthcare about amplifying the resources available to the Company under the facility. The stated interest rate for any draw is set at 675 basis points above the three-year Treasury rate. Each draw is secured by XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw has a repayment period of three years.

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

The beginning principal of each component was $4,724,699, $1,612,626, and $3,990,000, respectively. The effective interest rate for the first draw was 12.50%. The pay-off of each component is 27, 30, and 36 months, respectively. On March 31, 2008, the Company made a draw under the credit facility for $840,000. This draw is amortized over 36 months at an effective interest rate of 8.55%. On June 30, 2008, the Company made a draw under the credit facility for $832,675 based on the limitations on gross borrowings under the facility. This draw is amortized over 36 months at an effective interest rate of 9.86%. The Company has used its entire availability under the CIT credit facility and is considering multiple written proposals for additional debt financing.

In connection with the CIT facility, the Company issued 235,525 warrants to each of CIT Healthcare and Life Sciences Capital. The warrants are treated as a discount to the debt and are amortized under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" since there is no option for cash or net-cash settlement when the warrants are exercised. The Company computed the value of the warrants using the Black-Scholes method.

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

	Six Months Ending	Year Ending December 31,
	12/31/08	2009	2010	2011

Future minimum payments	$2,965,071	$4,615,492	$2,684,487	$240,837

Capital Leases
The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment. The Company has agreed to pay off the capital leases on equipment that the Company is selling in connection with its discontinued operations.

Note 10
Employee Stock Benefit Plans

The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-incentive stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. As of September 26, 2007, the stockholders approved an increase in the number of shares reserved for the 2005 Equity Compensation Plan and for the Outside Director Plan. Under the 2005 Equity Compensation Plan, a maximum of 6,160,000 shares of the Company’s common stock have been reserved for issuance. At June 30, 2008, 2,069,550 shares were available for future grants under this plan. Under the Outside Director Plan and under the 2005 Investment Plan, 695,000 shares and 388,000 shares, respectively, were available for issuance as of June 30, 2008. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2008	6,129,671	$2.00
Granted	1,145,200	0.91
Cancelled	(635,980)	1.69
Outstanding, June 30, 2008	6,638,891	$1.84
Options excercisable at June 30, 2008	4,221,301	$2.07

At June 30, 2008, there was $3,553,351 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.58 years. The intrinsic value of options outstanding and exercisable at June 30, 2008 was not significant.

Note 11
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the three and six months ended June 30, 2008 and 2007, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at June 30, 2008 and December 31, 2007 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at June 30, 2008 from the ProCyte acquisition has been entirely allocated to the Skin Care segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended June 30, 2008
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,433,998	$697,973	$3,424,557	$1,833,251	$9,389,779
Costs of revenues	1,483,806	336,039	1,180,012	1,035,247	4,035,104
Gross profit	1,950,192	361,934	2,244,545	798,004	5,354,675
Gross profit %	56.8%	51.9%	65.5%	43.5%	57.03%

Allocated operating expenses:
Selling, general and administrative	2,064,442	64,393	1,480,392	165,607	3,774,834
Engineering and product development	—	—	106,446	111,898	218,344

Unallocated operating expenses	—	—	—	—	2,218,259
	2,064,442	64,393	1,586,838	277,505	6,211,437
Income (loss) from operations	(114,250)	297,541	657,707	520,499	(856,762)

Interest expense, net	—	—	—	—	(281,765)

(Loss) income from continuing operations	(114,250)	297,541	657,707	520,499	(1,138,527)

Discontinued operations:
Income from discontinued operations					77,069
Loss on sale of discontinued operations					(545,844)

Net (loss) income	($114,250)	$297,541	$657,707	$520,499	($1,607,302)

	Three Months Ended June 30, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,215,926	$618,953	$3,094,697	$1,381,020	$7,310,596
Costs of revenues	1,190,669	230,204	1,001,517	880,813	3,303,203
Gross profit	1,025,257	388,749	2,093,180	500,207	4,007,393
Gross profit %	46.3%	62.8%	67.6%	36.2%	54.8%

Allocated operating expenses:
Selling, general and administrative	1,448,670	44,479	1,420,406	160,793	3,074,348
Engineering and product development	—	—	99,599	85,906	185,505

Unallocated operating expenses	—	—	—	—	2,548,450
	1,448,670	44,479	1,520,005	246,699	5,808,303
Income (loss) from operations	(423,413)	344,270	573,175	253,508	(1,800,910)

Interest expense, net	—	—	—	—	(161,967)

(Loss) income from continuing operations	(423,413)	344,270	573,175	253,508	(1,962,877)

Discontinued operations:
Income from discontinued operations					126,919
Loss on sale of discontinued operations					—

Net (loss) income	($423,413)	$344,270	$573,175	$253,508	($1,835,958)

	Six Months Ended June 30, 2008
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$5,544,705	$1,866,178	$6,699,249	$3,610,481	$17,720,613
Costs of revenues	2,914,584	906,688	2,140,464	2,191,398	8,153,134
Gross profit	2,630,121	959,490	4,558,785	1,419,083	9,567,479
Gross profit %	47.4%	51.4%	68.0%	39.3%	54.0%

Allocated operating expenses:
Selling, general and administrative	4,055,941	137,881	3,405,099	307,878	7,906,799
Engineering and product development	168,214	20,790	247,634	220,394	657,032

Unallocated operating expenses	—	—	—	—	4,343,701
	4,224,155	158,671	3,652,733	528,272	12,907,532
Income (loss) from operations	(1,594,034)	800,819	906,052	890,811	(3,340,053)

Interest expense, net	—	—	—	—	(509,137)

(Loss) income from continuing operations	(1,594,034)	800,819	906,052	890,808	(3,849,190)

Discontinued operations:
Income from discontinued operations					245,870
Loss on sale of discontinued operations					(545,844)

Net (loss) income	($1,594,034)	$800,819	$906,052	$890,808	($4,149,164)

	Six Months Ended June 30, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$4,022,852	$1,297,771	$6,580,407	$2,617,930	$14,518,960
Costs of revenues	2,293,047	595,704	2,027,731	1,628,952	6,545,434
Gross profit	1,729,805	702,067	4,552,676	988,978	7,973,526
Gross profit %	43.0%	54.1%	69.2%	37.8%	54.9%

Allocated operating expenses:
Selling, general and administrative	2,992,743	69,399	2,767,119	306,537	6,135,798
Engineering and product development	—	—	191,091	210,382	401,473

Unallocated operating expenses	—	—	—	—	5,010,340
	2,992,743	69,399	2,958,210	516,919	11,547,611
Income (loss) from operations	(1,262,938)	632,668	1,594,466	472,059	(3,574,085)

Interest expense, net	—	—	—	—	(238,386)

(Loss) income from continuing operations	(1,262,938)	632,668	1,594,466	472,059	(3,812,471)

Discontinued operations:
Income from discontinued operations					93,031
Loss on sale of discontinued operations					—

Net (loss) income	($1,262,938)	$632,668	$1,594,466	$472,059	($3,719,440)

	June 30, 2008	December 31, 2007
Assets:
Total assets for reportable segments	$42,576,389	$42,239,374
Assets held for sale	3,240,861	3,972,602
Other unallocated assets	8,183,443	10,474,727
Consolidated total	$54,000,693	$56,686,703

For the three and six months ended June 30, 2008 and 2007 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Domestic	$7,843,450	5,820,215	$14,114,257	$11,588,251
Foreign	1,546,329	1,490,381	3,606,356	2,930,709
	$9,389,779	$7,310,596	$17,720,613	$14,518,960

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in its Form 10-Q for the period ending June 30, 2008.

Note 12
Significant Alliances/Agreements:

The Company continues in alliance with GlobalMed (Asia) Technologies Co., Inc. as well as with the Mount Sinai School of Medicine and with AzurTec, Inc.

With respect to the Clinical Trial Agreement protocol with the University of California at San Francisco, Dr. Koo presented the favorable findings of the study at the Hawaii Dermatology Seminar in March 2008. Dr. Koo concluded that the XTRAC Excimer Laser may be appropriate for the majority of moderate to severe psoriasis sufferers. It also allows dermatologists to treat those patients with a high level of safety, as opposed to the use of many systemic products. Other phototherapy treatments such as broadband or narrow band UVB can also be used; however, undesirable aspects of these treatments include exposure of healthy skin to UVB light, and the inconvenience of extended treatment periods, which are often necessary for moderate to severe patients. We expensed $189,000 in the six months ended June 30, 2008 in payment for this study.

Note 13
Subsequent Event:

On August 4, 2008, the Company entered into a Purchase Agreement with Photo Therapeutics Group, Limited (“Photo Therapeutics”) and a Securities Purchase Agreement with Perseus, L.L.C. (“Perseus”). Under the Purchase Agreement with Photo Therapeutics, the Company will acquire from Photo Therapeutics the common stock of its subsidiaries (Photo Therapeutics Limited in the United Kingdom and Photo Therapeutics, Inc. in California) for $13 million in cash at closing, and up to an additional $7 million in cash if certain gross profit milestones are met by the Photo Therapeutics subsidiaries between July 1, 2008 and June 30, 2009, subject to customary adjustments. Under the Securities Purchase Agreement with Perseus, an investment fund managed by Perseus will fund the acquisition of the Photo Therapeutics subsidiaries through a convertible debt investment of up to $25 million (with associated warrants), to be made in two tranches as described below.

Photo Therapeutics had unaudited revenues of approximately $6.3 million for the year ended December 31, 2007 and approximately $4.0 million for the six months ended June 30, 2008.

The proposed acquisition and investment are subject to customary closing conditions, including approval by the shareholders of Photo Therapeutics of the proposed acquisition and approval by the Company’s stockholders of the proposed investment by Perseus and of a reverse split of the outstanding shares of the Company’s common stock at a ratio as may be agreed between the Company and Perseus. Certain shareholders of Photo Therapeutics who collectively own approximately 51.5% of Photo Therapeutics’ outstanding shares have agreed to vote all of their shares in favor of the proposed acquisition. Approval by the holders of 75% of the shares of Photo Therapeutics entitled to vote and present in person or by proxy at its shareholders meeting will be required to approve the proposed acquisition. The proposed acquisition and the first tranche of the proposed investment by Perseus are expected to close concurrently in the fourth quarter of 2008.

The convertible debt investment by Perseus will be made in two tranches. The first tranche of $18 million will fund the initial payment to Photo Therapeutics and also provide the Company with an additional $5 million for working capital and other general corporate purposes. The second tranche will be up to $7 million as a standby commitment to fund any gross profit milestone earnout payments to Photo Therapeutics, if required. Perseus will have the right to nominate one replacement director to the Company’s Board of Directors upon closing of the first tranche, and an additional director if any second tranche notes are issued.

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

Introduction, Outlook and Overview of Business Operations

We view our current business as comprised of the following four business segments:

•	Domestic XTRAC,

•	International Dermatology Equipment,

•	Skin Care (ProCyte), and

•	Surgical Products.

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

For the last several years we have sought to obtain health insurance coverage for its XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies from Blue Cross Blue Shield plans from certain states in 2008, the Company now benefits from the fact that more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser. We are now focusing our efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, we have has increased the size of our sales force and clinical technician personnel together with increasing expenditures for marketing and advertising.

Our 32-person XTRAC sales organization includes 19 sales representatives, 10 clinical specialists and 3 marketing support personnel. Our 27-person skin care sales organization includes 19 sales representatives, 6 customer service representatives and 2 marketing support personnel. The sales representatives in each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system.

While our sales and marketing expenses have grown at nearly the same rate as the revenues on which the expenses are targeted to have positive impact, we expect to increase our overall revenue and productivity as a result of these expenditures in the long term. For example, we have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the increase in utilization is expected to be attained in periods subsequent to the period in which we incurred the expense. We have also increased the number of sales representatives and established a group of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up courses of treatment after the effect of the first battery of treatment sessions starts to wear off. We continue to implement innovations in this marketing effort.

International Dermatology Equipment

In the international market, we derive revenues by selling our dermatology laser systems and replacement parts to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser systems in the international segment are influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we are able to charge to international distributors for our XTRAC products. To compete with other non-laser UVB products, we offer a lower-priced, lamp-based system called the VTRAC. We expanded the international marketing of the VTRAC since its introduction in 2006. The VTRAC is used to treat psoriasis and vitiligo.

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

Our customers have displayed strong interest in MD Lash Factor™ eyelash conditioner. It is significant to them that this product contains no bimatoprost, the active ingredient found in Allergan’s product Lumigan®, which if used improperly can, in the judgment of the FDA, lead to severe visual difficulties. The growth in revenues from this product, however, have been offset, in part, by legal costs we incurred in the suit brought by Allergan against us and other companies marketing eyelash conditioners. Our customers also show growing interest in our skin brightening cream, which uses manganese peptide as an efficacious substitute for hydroquinone. Universal Business Solutions, our exclusive distributor for spa products, continues to show progress in continuing the spa business, which it took over at the end of 2007.

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

In September 2007, we entered into a three-year OEM agreement with AngioDynamics under which we manufacture for AngioDynamics, on a non-exclusive basis, a private-label, 980-nanometer diode laser system. The OEM agreement provides that we shall supply this laser on an exclusive basis to AngioDynamics, should AngioDynamics meet certain purchase requirements. Through June 30, 2008 shipments to AngioDynamics exceeded the minimum purchase requirement for delivery of lasers over the first contract year and therefore triggering exclusivity for worldwide sale in the peripheral vascular treatment field. Recently, however, AngioDynamics purchased the assets of a competitive diode laser company, and if it elects to source its diodes through the assets so purchased, our future sales of diode lasers to AngioDynamics under this exclusive arrangement may be severely limited.

Sale of Surgical Services Business

Surgical Services is a fee-based procedures business using mobile surgical laser equipment operated by our technicians at hospitals and surgery centers in the United States. We decided to sell this division primarily because the growth rates and operating margins of the division have decreased as the business had changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, our Board of Directors decided on June 13, 2008 to enter into, with the aid of its investment banker, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. On August 1, 2008, we entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. Such closing adjustments are currently estimated to result in net proceeds to us of $3,240,861.

Proposed Acquisition of the Subsidiaries of Photo Therapeutics Group, Limited and Proposed Investment by Perseus, L.L.C.

On August 4, 2008, we entered into a Purchase Agreement with Photo Therapeutics Group, Limited (“Photo Therapeutics”) and a Securities Purchase Agreement with Perseus, L.L.C. (“Perseus”). Under the Purchase Agreement with Photo Therapeutics, we will acquire from Photo Therapeutics the common stock of its subsidiaries (Photo Therapeutics Limited in the United Kingdom and Photo Therapeutics, Inc. in California) for $13 million in cash at closing, and up to an additional $7 million in cash if certain gross profit milestones are met by the Photo Therapeutics subsidiaries between July 1, 2008 and June 30, 2009, subject to customary adjustments. Under the Securities Purchase Agreement with Perseus, an investment fund managed by Perseus will fund the acquisition of the Photo Therapeutics subsidiaries through convertible debt investment of up to $25 million (with associated warrants), to be made in two tranches as described below.

The proposed acquisition and investment are subject to customary closing conditions, including approval by the shareholders of Photo Therapeutics of the proposed acquisition and approval by our stockholders of the proposed investment by Perseus and of a reverse split of the outstanding shares of our common stock at a ratio as may be agreed between us and Perseus. Certain shareholders of Photo Therapeutics who collectively own approximately 51.5% of Photo Therapeutics’ outstanding shares have agreed to vote all of their shares in favor of the proposed acquisition. Approval by the holders of 75% of the shares of Photo Therapeutics entitled to vote and present in person or by proxy at its shareholders meeting will be required to approve the proposed acquisition. The proposed acquisition and the first tranche of the proposed investment by Perseus are expected to close concurrently in the fourth quarter of 2008.

The convertible debt investment by Perseus will be made in two tranches. The first tranche of $18 million will fund the initial payment to Photo Therapeutics and also provide us with an additional $5 million for working capital and other general corporate purposes. The second tranche will be up to $7 million as a standby commitment to fund any gross profit milestone earnout payments to Photo Therapeutics, if required. Perseus will have the right to nominate one director to our Board of Directors upon closing of the first tranche, and an additional director if any second tranche notes are issued.

Further information on the acquisition and investment can be obtained from our Current Report filed on Form 8-K on August 4, 2008.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three and six months ended June 30, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
XTRAC Domestic Services	$3,433,998	$2,215,926	$5,544,705	$4,022,852
International Dermatology Equipment Products	697,973	618,953	1,866,178	1,297,771
Skin Care (ProCyte) Products	3,424,557	3,094,697	6,699,249	6,580,407
Total Dermatology Revenues	7,556,528	5,929,576	14,110,132	11,901,030

Surgical Products	1,833,251	1,381,020	3,610,481	2,617,930
Total Surgical Revenues	1,833,251	1,381,020	3,610,481	2,617,930

Total Revenues	$9,389,779	$7,310,596	$17,720,613	$14,518,960

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended June 30, 2008 and 2007 for domestic XTRAC procedures was $2,337,148 and $1,532,306, respectively, reflecting billed procedures of 33,476 and 27,777, respectively. In addition, 1,130 and 1,187 procedures were performed in the three months ended June 30, 2008 and 2007, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the six months ended June 30, 2008 and 2007 for domestic XTRAC procedures was $3,903,055 and $2,994,692, respectively, reflecting billed procedures of 62,295 and 52,793, respectively. In addition, 2,649 and 2,448 procedures were performed in the six months ended June 30, 2008 and 2007, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the periods ended June 30, 2008 compared to the comparable periods in 2007 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans and to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended June 30, 2008, we deferred net revenues of $58,120 (891 procedures) under this program compared to $87,925 (147 procedures) for the three months ended June 30, 2007. For the six months ended June 30, 2008, we deferred net revenues of $58,847 (901 procedures) under this program compared to $153,875 (2,342 procedures) for the six months ended June 30, 2007. The change in deferred revenue under this program is presented in the table below.

For the three and six months ended June 30, 2008, domestic XTRAC laser sales were $1,096,850 and $1,641,650, respectively. There were 21 and 31 lasers sold, respectively. For the three and six months ended June 30, 2007 domestic XTRAC laser sales were $683,620 and $1,028,160, respectively. There were 15 and 23 lasers sold, respectively. Overall, laser sales have been made for various reasons, including costs of logistical support and customer preferences. We are finding that through sales of lasers we are able to reach, at reasonable margins, a sector of the market that is better suited to a sale model than a per-procedure model.

The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenue	$3,433,998	$2,215,926	$5,544,705	$4,022,852
Less: laser sales revenue	(1,096,850)	(683,620)	(1,641,650)	(1,028,160)
Recognized treatment revenue	2,337,148	1,532,306	3,903,055	2,994,692
Change in deferred program Revenue	58,120	87,925	58,847	153,875
Change in deferred unused Treatments	(212,519)	192,569	107,678	320,742
Net billed revenue	$2,182,749	$1,812,800	$4,069,580	$3,469,309
Procedure volume total	34,606	28,964	64,944	55,241
Less: Non-billed procedures	1,130	1,187	2,649	2,448
Net billed procedures	33,476	27,777	62,295	52,793
Avg. price of treatments billed	$65.20	$65.26	$65.33	$65.72
Change in procedures with deferred program revenue, net	891	1,347	901	2,342
Change in procedures with deferred unused treatments, net	(3,259)	2,951	1,648	4,881

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

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC systems and related parts were $697,973 for the three months ended June 30, 2008 compared to $618,953 for the three months ended June 30, 2007. We sold 14 systems in each of the three month periods ended June 30, 2008 and 2007. International sales of our XTRAC and VTRAC systems were $1,866,178 for the six months ended June 30, 2008 compared to $1,297,771 for the six months ended June 30, 2007. We sold 38 and 25 systems in the six months ended June 30, 2008 and 2007, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold two and four such used lasers in the three and six months ended June 30, 2008, respectively, at an average price of $25,000 and $31,250, respectively. We sold two and three such lasers in the three and six months ended June 30, 2007, respectively, at an average price of $30,225 and $30,190, respectively; and

•
In addition to the XTRAC laser system (both new and used) we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three and six months ended June 30, 2008, we sold three and ten VTRAC systems respectively. In the three and six months ended June 30, 2007, we sold six and nine VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$697,973	$618,953	$1,866,178	$1,297,771
Less: part sales	(161,973)	(117,153)	(391,178)	(269,071)
Laser revenues	536,000	501,800	1,475,000	1,028,700
Laser systems sold	14	14	38	25
Average revenue per laser	$38,286	$35,843	$38,816	$41,148

Skin Care (ProCyte) Segment

For the three months ended June 30, 2008, ProCyte revenues were $3,424,557 compared to $3,094,697 in the three months ended June 30, 2007. For the six months ended June 30, 2008, ProCyte revenues were $6,699,249 compared to $6,580,407 in the six months ended June 30, 2007. ProCyte revenues are generated from the sale of various skin, hair care and wound products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

Bulk compound sales decreased by $80,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Minimum contractual royalties from Neutrogena expired in November 2007 and as such the royalties decreased $71,800 and 146,800 for the three and six months ended June 30, 2008, respectively, compared to the same periods in the prior year.

•
Included in Product sales for the three ended June 30, 2008 were $656,257 of revenues from MD Lash Factor, an eyelash conditioning product, as part of an exclusive license to distribute in the United States and certain countries outside the United States. The Company is currently working through a delay in the supply chain for this product, and if the delay is not timely rectified, our future sales of this product may be adversely impacted. For the six months ended June 30, 2008, there were $1,107,834 revenues from MD Lash Factor. In the comparable periods in 2007 there were no revenues as the product was launched in August 2007.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product sales	$3,293,370	$2,859,697	$6,536,062	$6,190,407
Bulk compound sales	128,000	160,000	160,000	240,000
Royalties	3,187	75,000	3,187	150,000
Total ProCyte revenues	$3,424,557	$3,094,697	$6,699,249	$6,580,407

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems create the recurring revenue stream from fibers and disposables.

For the three months ended June 30, 2008, surgical products revenues were $1,833,251 compared to $1,381,021 in the three months ended June 30, 2007. For the six months ended June 30, 2008, surgical products revenues were $3,610,481 compared to $2,617,930 in the six months ended June 30, 2007. These increases are mainly due to our OEM contract with AngioDynamics, which had initial shipments in December 2007. Recently, however, AngioDynamics purchased the assets of a competitive diode laser, and if it elects to source its diodes through the assets which it has purchased, our future sales of diode lasers to AngioDynamics may be severely limited. Sales to AngioDynamics were $700,000 and $1.4 million for the three and six months ended June 30, 2008, respectively. There were no comparable sales in the prior year periods.

The decrease in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended June 30, 2008 and 2007 were sales of 61 and 22 diode lasers, respectively. Included in laser sales during the six months ended June 30, 2008 and 2007 were sales of 123 and 28 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus the increase in the number of diodes sold reduced the average price per laser. We expect that we will continue to sell more diode lasers than our other types of lasers into the near future.

Fiber and other disposables sales decreased 5% between the comparable six-month periods ended June 30, 2008 and 2007. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$1,833,251	$1,381,021	$3,610,481	$2,617,930
Laser systems sold	62	25	126	36
Laser system revenues	$935,995	$513,540	$1,908,740	$834,040
Average revenue per laser	$15,097	$20,542	$15,149	$23,168

Cost of Revenues

Our costs of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in the International Dermatology Equipment segment, the Skin Care segment (with royalties included in the services side of the segment), and the Surgical Products segment (with laser maintenance fees included in the services side of this segment). Product costs also include XTRAC domestic laser sales. Within services cost of revenues are the costs associated with the Domestic XTRAC segment, excluding the laser sales, as well as costs associated with royalties and maintenance.

Product cost of revenues for the three months ended June 30, 2008 was $2,989,481, compared to $2,326,656 in the comparable period in 2007. The $662,825 increase is due to the increases in product cost of sales for domestic XTRAC laser sales in the amount of $227,774, international dermatology equipment sales in the amount of $105,835 and surgical products of $150,721, all due to increased number of laser sales. In addition, there was an increase in product costs in skincare products of $178,495 due to increased product sales.

Product cost of revenues for the six months ended June 30, 2008 was $5,853,932 compared to $4,548,684 for the six months ended June 30, 2007. The increase of $1,305,248 is proportionate to the increase in product cost of sales for domestic XTRAC laser sales in the amount of $318,994, international dermatology equipment sales in the amount of $310,984 and surgical products of $562,537, all due to increased number of laser sales. In addition, there was an increase in product costs in skincare products of $112,733 due to increased product sales.

Services cost of revenues was $1,045,623 in the three months ended June 30, 2008 compared to $976,547 in the comparable period in 2007 representing an increase of $69,076. The increase is directly related to the increase in Domestic XTRAC segment costs of $65,363.

Services cost of revenues was $2,299,202 in the six months ended June 30, 2008 compared to $1,996,750 in the comparable period in 2007 representing an increase of $302,452. The increase is directly related to the increase in Domestic XTRAC segment costs of $302,543.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product:
XTRAC Domestic	$467,790	$240,016	$669,683	$350,689
International Dermatology Equipment	336,039	230,204	906,688	595,704
Skin Care	1,180,012	1,001,517	2,140,464	2,027,731
Surgical products	1,005,640	854,919	2,137,097	1,574,560
Total Product costs	$2,989,481	$2,326,656	$5,853,932	4,548,684

Services:
XTRAC Domestic	$1,016,016	$950,653	$2,244,901	$1,942,358
Surgical products	29,607	25,894	54,301	54,392
Total Services costs	$1,045,623	$976,547	$2,299,202	$1,996,750

Total Costs of Revenues	$4,035,104	$3,303,203	$8,153,134	$6,545,434

Gross Profit Analysis

Gross profit increased to $5,354,675 during the three months ended June 30, 2008 from $4,007,393 during the same period in 2007. As a percent of revenues, gross margin increased to 57.0% for the three months ended June 30, 2008 from 54.8% for the same period in 2007.

Gross profit increased to $9,567,479 during the six months ended June 30, 2008 from $7,973,526 during the same period in 2007. As a percent of revenues, gross margin decreased to 54.0% for the six months ended June 30, 2008 from 54.9% for the same period in 2007.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$9,389,779	$7,310,596	$17,720,613	$14,518,960
Percent increase	28.4%		22.1%
Cost of revenues	4,035,104	3,303,203	8,153,134	6,545,434
Percent increase	22.2%		24.6%
Gross profit	$5,354,675	$4,007,393	$9,567,479	$7,973,526
Gross margin percentage	57.0%	54.8%	54.0%	54.9%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended June 30, 2008, compared to the same period in 2007 were as follows

•	XTRAC Domestic deferred revenues decreased $434,893 between the periods without any offset in the cost of revenues which is consistent with a procedures-based model.

•
We sold approximately $413,000 worth of additional domestic XTRAC lasers in the three months ended June 30, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were placements. The margin on these capital equipment sales was 57% in 2008 compared to 65% in 2007.

•
We sold a greater number of XTRAC treatment procedures in 2008 than in 2007. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

The primary reasons for the changes in gross profit and the gross margin percentage for the six months ended June 30, 2008, compared to the same period in 2007 were as follows:

•	An increase in depreciation of $306,900 included in the XTRAC Domestic cost of sales as a result of increasing the overall placements.

•	XTRAC Domestic deferred revenues decreased $307,612 between the periods without any offset in the cost of revenues which is consistent with a procedures-based model.

•
We sold approximately $613,000 worth of additional domestic XTRAC lasers in the six months ended June 30, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were placements. The margin on these capital equipment sales was 59% in 2008 compared to 66% in 2007.

•
We sold a greater number of XTRAC treatment procedures in 2008 than in 2007. Each incremental treatment procedure carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods presented below:

XTRAC Domestic Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$3,433,998	$2,215,926	$5,544,705	$4,022,852
Percent increase	55.0%		37.8%
Cost of revenues	1,483,806	1,190,669	2,914,584	2,293,047
Percent increase	24.6%		27.1%
Gross profit	$1,950,192	$1,025,257	$2,630,121	$1,729,805
Gross margin percentage	56.8%	46.3%	47.4%	43.0%

Gross profit increased for this segment for the three and six months ended June 30, 2008 from the comparable periods in 2007 by $924,935 and $900,316. The key factors for the increases were as follows:

•
XTRAC Domestic deferred revenues decreased $434,893 between the three-month periods without any offset in the cost of revenues which is consistent with a procedures-based model. XTRAC Domestic deferred revenues decreased $307,612 between the six-month periods without any offsetting reduction in the cost of revenues which is consistent with a procedures-based model.

•
We sold approximately $413,000 worth of additional domestic XTRAC lasers in the three months ended June 30, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were placements. The margin on these capital equipment sales was 57% in the three months ended June 30, 2008 compared to 65% in the comparable three- month period in 2007. We sold approximately $613,000 worth of additional domestic XTRAC lasers in the six months ended June 30, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were placements. The margin on these capital equipment sales was 59% in the six months ended June 30, 2008 compared to 66% in the comparable six-month period in 2007.

•
The cost of revenues increased by $293,137 for the three months ended June 30, 2008. This increase is due to an increase in depreciation on the lasers-in-service of $158,300 and an increase in cost of revenues related to the laser sales of $227,800 over the comparable prior three-month period. These increases were offset, in part, by a decrease in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues. The depreciation costs will continue to increase in subsequent periods as the business grows.

•
The cost of revenues increased by $621,537 for the six months ended June 30, 2008. This increase is due to an increase in depreciation on the lasers-in-service of $306,900 and an increase in cost of revenues related to the laser sales of $319,000 over the comparable prior six-month period. The depreciation costs will continue to increase in subsequent periods as the business grows.

•
Key drivers in increasing the fee-per-procedure revenue from in this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, increase treatment revenue accordingly. Our clinical support specialists focus their efforts on increasing physicians’ utilization of the XTRAC laser system. Consequently procedure volume increased 21% from 27,777 to 33,476 billed procedures in the three months ended June 30, 2008 compared to the same period in 2007. Procedure volume increased 18% from 52,793 to 62,295 billed procedures in the six months ended June 30, 2008 compared to the same period in 2007. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods presented below:

International Dermatology Equipment Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$697,973	$618,953	$1,866,178	$1,297,771
Percent increase	12.8%		43.8%
Cost of revenues	336,039	230,204	906,688	595,704
Percent increase	31.5%		52.2%
Gross profit	$361,934	$388,749	$959,490	$702,067
Gross margin percentage	51.9%	62.8%	51.4%	54.1%

Gross profit for the three months ended June 30, 2008 decreased by $26,815 from the comparable period in 2007. The key factors for the decrease were as follows:

•
Overall margin for this segment varies based upon product mix. We sold 11 XTRAC laser systems and 3 VTRAC lamp-based excimer systems during the three months ended June 30, 2008 and 6 XTRAC laser systems and 8 VTRAC systems in the comparable period in 2007. The gross margin percentage for the VTRAC is higher than the XTRAC.

Gross profit for the six months ended June 30, 2008 increased by $257,423 from the comparable periods in 2007. The key factors for the increase were as follows:

•
We sold 28 XTRAC laser systems and 8 VTRAC lamp-based excimer systems during the six months ended June 30, 2008 and 16 XTRAC laser systems and 9 VTRAC systems in the comparable period in 2007. Consequently, gross profit increased as a result of an increase in the volume of units sold. The gross margin percentage for the VTRAC is higher than the XTRAC.

•	International part sales, which have a higher margin percent than system sales, increased for the six months ended June 30, 2008 by approximately $122,000 compared to the same period in 2007.

The following table analyzes the gross profit for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product revenues	$3,293,370	$2,859,697	$6,536,062	$6,190,407
Bulk compound revenues	128,000	160,000	160,000	240,000
Royalties	3,187	75,000	3,187	150,000
Total revenues	3,424,557	3,094,697	6,699,249	6,580,407

Product cost of revenues	1,088,876	887,597	2,026,544	1,864,161
Bulk compound cost of revenues	91,136	113,920	113,920	163,570
Total cost of revenues	1,180,012	1,001,517	2,140,464	2,027,731
Gross profit	$2,244,545	$2,093,180	$4,558,785	$4,552,676
Gross margin percentage	65.5%	67.6%	68.0%	69.2%

Gross profit increased for the three and six months ended June 30, 2008 from the comparable periods by $151,365 and 6,109. The key factors for the increases were as follows:

•
The increase in total cost of revenues of $178,495 in the three months ended June 30, 2008 from the 2007 comparable period is directly related to the increase in revenues between the periods. The decrease in gross margin percentage is related to the product mix of revenues. For the three months ended June 30, 2008 product revenues include $656,257 under a licensing agreement which are manufactured by a third-party supplier. The margin of these licensed products has a slightly lower margin than other brands which we distribute.

•	The increase in total cost of revenues of $112,733 in the six months ended June 30, 2008 from the 2007 comparable period is directly related to the increase in revenues between the periods.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while revenues generated from licensees have no significant costs associated with this revenue stream.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$1,833,251	$1,381,020	$3,610,481	$2,617,930
Percent increase	32.7%		37.9%
Cost of revenues	1,035,247	880,813	2,191,398	1,628,952
Percent increase	17.5%		34.5%
Gross profit	$798,004	$500,207	$1,419,083	$988,978
Gross margin percentage	43.5%	36.2%	39.3%	37.8%

Gross profit for the Surgical Products segment in the three and six months ended June 30, 2008 compared to the same periods in 2007 increased by $297,797 and $430,105. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended June 30, 2008 increased by $452,232 from the three months ended June 30, 2007 while cost of revenues increased by $154,432 between the same periods. There were 37 more laser systems sold in the three months ended June 30, 2008 than in the comparable period of 2007. However, the lasers sold in the 2007 period were at higher prices than those sold in the comparable period in 2008. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the three months ended June 30, 2008 and 2007 were sales of $871,000, representing 61 systems, and $322,000, representing 22 systems, of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers. The sales of diode systems included 50 sales due to our OEM arrangement. Despite the lower average sales price of the laser systems sold compared to the prior year, the higher manufacturing levels in 2008 caused better absorption of fixed overheads, thereby lowering average unit costs and resulting in a higher gross margin in 2008 compared to 2007.

•
Revenues for the six months ended June 30, 2008 increased by $992,550 from the six months ended June 30, 2007 while cost of revenues increased by $562,448 between the same periods. There were 90 more laser systems sold in the six months ended June 30, 2008 than in the comparable period of 2007. However, the lasers sold in the 2007 period were at higher prices than those sold in the comparable period in 2008. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the six months ended June 30, 2008 and 2007 were sales of $1,759,000, representing 123 systems, and $400,000, representing 28 systems, of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers. The sales of diode systems included 100 sales due to our OEM arrangement. Despite the lower average sales price of the laser systems sold compared to the prior year, the higher manufacturing levels in 2008 caused better absorption of fixed overheads thereby lowering average unit costs resulting in a higher gross margin in 2008 compared to 2007.

•
Additionally there was a decrease in sales of disposables between the periods. Disposables, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 4% and 5% between the comparable three-month and six-month periods ended June 30, 2008 and 2007.

Selling, General and Administrative Expenses

For the three months ended June 30, 2008, selling, general and administrative expenses increased to $5,993,093 from $5,622,798 for the three months ended June 30, 2007 for the following reasons:

•
The majority of the increase related to a $496,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force and increased revenues, particularly in the Domestic XTRAC segment;

•	An increase of $58,000 in marketing and advertising;

•	An increase of $70,000 in royalties;

•	An increase in legal expenses of $113,000; and

•	These increases were offset, in part, by decreases in bad debt expense of $63,000, option expense of $97,000 and bonus expense of $175,000.

For the six months ended June 30, 2008, selling, general and administrative expenses increased to $12,250,500 from $11,146,138 for the six months ended June 30, 2007 for the following reasons:

•
The majority of the increase related to a $1,004,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force and increased revenues, particularly in the Domestic XTRAC segment;

•	An increase of $405,000 in marketing and advertising;

•	An increase of $76,000 in additional warranty expense due to the increase in lasers sold; and

•	These increases were offset, in part, by a lawsuit settlement for reimbursement of legal costs of $345,000.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2008 increased to $218,344 from $185,505 for the three months ended June 30, 2007. Engineering and product development expenses for the six months ended June 30, 2008 increased to $657,032 from $401,473 for the six months ended June 30, 2007. The increase for the six months was due to meeting our financial sponsorship obligations in March 2008 for the severe psoriasis study by Dr. Koo, MD, of the University of California at San Francisco, of $189,000. During the 2008 and 2007 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2008 increased to $281,765, as compared to $161,967 for the three months ended June 30, 2007. Net interest expense for the six months ended June 30, 2008 increased to $509,137, as compared to $238,386 for the six months ended June 30, 2007. The change in net interest expense was the result of the interest earned on cash reserves in the three and six months ended June 30, 2007 due to the equity financing in November 2006, which offset interest expense in those periods due to draws on the lease line of credit during the fourth quarter of 2007 and the first and second quarters of 2008.

Net Loss

The aforementioned factors resulted in a net loss of $1,607,302 during the three months ended June 30, 2008, as compared to a net loss of $1,835,958 during the three months ended June 30, 2007, a decrease of 12.5%. The aforementioned factors resulted in a net loss of $4,149,164 during the six months ended June 30, 2008, as compared to a net loss of $3,719,440 during the six months ended June 30, 2007, an increase of 11.6%. The three and six months ended June 30, 2008 included a loss on sale of discontinued operations of $545,844.

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended June 30,
	2008	2007	Change

Net loss from continuing operations	$1,138,527	$1,962,877	($824,350)

Major expenses included in net loss:
Depreciation and amortization	1,194,851	1,182,715	12,136
Stock-based compensation	278,928	375,772	(96,844)
Total major expenses	$1,473,779	$1,558,487	($84,708)

	For the six months ended June 30,
	2008	2007	Change
Net loss from continuing operations	$3,849,190	$3,812,471	$36,719

Major expenses included in net loss:
Depreciation and amortization	2,409,463	2,331,915	77,548
Stock-based compensation	705,471	802,091	(96,620)
Total major expenses	$3,114,934	$3,134,006	($19,072)

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, occasionally from positive cash flows from operations.

At June 30, 2008, our current ratio was 1.66 compared to 2.20 at December 31, 2007. As of June 30, 2008, we had $8,627,199 of working capital compared to $13,705,775 as of December 31, 2007. Cash and cash equivalents were $7,409,028 as of June 30, 2008, as compared to $9,954,303 as of December 31, 2007. We had $117,000 of cash that was classified as restricted as of June 30, 2008 and December 31, 2007.

We believe that our existing cash balance together with our other existing financial resources and revenues from sales and distribution, will be sufficient to meet our operating and capital requirements beyond the third quarter of 2009. The 2008 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2008 operating plan calls for increased revenues and profits from our Skin Care business.

On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility has a commitment term of one year, expiring on December 31, 2008. We account for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers and in their revenue streams. Each draw against the credit facility has a repayment period of three years. The Company has used its entire availability under the CIT credit facility and is considering multiple written proposals for additional debt financing. A summary of the terms and activity under the CIT credit facility is presented in Note 9, “Long-term Debt”, of the Financial Statements included in this Report.

Net cash and cash equivalents provided by operating activities - continuing operations was $643,996 for the six months ended June 30, 2008 compared to cash used of $1,171,452 for the six months ended June 30, 2007. The increase was mostly due to the decreases in accounts receivable and inventory and increases in accounts payable and other accrued liabilities.

Net cash and cash equivalents used in investing activities - continuing operations was $3,842,426 for the six months ended June 30, 2008 compared to $1,868,588 for the six months ended June 30, 2007. This was primarily for the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years, the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents used in financing activities - continuing operations was $1,222,253 for the six months ended June 30, 2008 compared to net cash provided by financing activities of $927,559 for the six months ended June 30, 2007. In the six months ended June 30, 2008 we repaid $343,252 on the lease and term-note lines of credit, net of advances, $879,001 for the payment of certain notes payable and capital lease obligations.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three and six months ended June 30, 2008, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2007 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three and six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2007 for descriptions of our legal proceedings.

In the matter brought by the Company in January 2004 against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, the Company appealed from the new judge’s grant of summary judgment to the defendants. All parties have filed their briefs with the Ninth Circuit of Appeals and we are awaiting a date for oral argument.

In the matter which RA Medical brought against the Company in June 2006 for unfair competition and which the Company removed to the United States District Court for the Southern District of California, the Company filed an appeal to the Ninth Circuit from the new judge's dismissal, among other things, of the Company's counterclaims of misappropriation, and a motion with the District Court for certification of such issues for an interlocutory appeal with respect thereto. The Ninth Circuit dismissed the appeal without prejudice to the Company filing a new notice of appeal in the event the District Court grants the motion for certification. The District Court has granted that motion. The Company plans to file a new notice of appeal. RA Medical filed a motion for summary adjudication in the District Court on its sole claim that the Company violated provisions of the California Health & Safety Code and thus violated Section 17200 of the California Business & Professions Code. The District Court has partially granted that motion, finding as a matter of fact which requires no further proof that the Company operated its business for a period of time without the required licensing under California law. However, the Court did not make any finding as to the Company's liability under Section 17200.

In the patent infringement suit brought in November 2007, Allergan, Inc. brought an infringement suit under the Johnstone ‘105 patent against PhotoMedex, Inc., as well as against a number of other co-defendants, in the United States District Court for the Central District of California. Allergan has recently filed its Third Amended Complaint, alleging that PhotoMedex and others have also infringed its US Patent No. 7,351,404, the so-called Woodward ‘404 patent and that ProCyte Corporation infringes both the ‘105 and ‘404 patents. Discovery has begun in the case. PhotoMedex and ProCyte are aggressively defending these allegations.

In the patent infringement action brought in February 2008 by Cardiofocus, Inc. against PhotoMedex, Inc., as well as against a number of other co-defendants, the Company has settled the matter with Cardiofocus on July 16, 2008, on terms fair and favorable to the Company.

In the patent infringement action brought by Bella Bella, Inc. against a number of companies, including PhotoMedex, Inc. and ProCyte Corporation, in the United States District Court for the Central District of California, plaintiff’s attorneys have allowed the case to be dismissed without prejudice on July 11, 2008.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. The Company believes, based on discussions with legal counsel, the above litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6. Exhibits

10.1	Multi-Tenant Industrial Net Lease, dated by reference to May 3, 2007, executed as of December 14, 2007, by and between PhotoMedex, Inc. and CALWEST Industrial Properties, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.
Date: August 8, 2008

By:  /s/ Jeffrey F. O’Donnell

Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: August 8, 2008
By:  /s/ Dennis M. McGrath

Dennis M. McGrath
Chief Financial Officer