Form 10-Q
period 2008-09-30
PHOTOMEDEX INC
filed 2008-11-10
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of November 7, 2008 was 63,032,207 shares.

PHOTOMEDEX, INC.

INDEX TO FORM 10-Q

Part I. Financial Information:		PAGE

ITEM 1.	Financial Statements:

a.	Consolidated Balance Sheets, September 30, 2008 (unaudited) and
	December 31, 2007	3

b.	Consolidated Statements of Operations for the three months
	ended September 30, 2008 and 2007 (unaudited)	4

c.	Consolidated Statements of Operations for the nine months
	ended September 30, 2008 and 2007 (unaudited)	5

c.	Consolidated Statement of Stockholders’ Equity for the nine months
	ended September 30, 2008 (unaudited)	6

d.	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2008 and 2007 (unaudited)	7

e.	Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	40

ITEM 4.	Controls and Procedures	41

Part II. Other Information:

ITEM 1.	Legal Proceedings	41
ITEM 1A.	Risk Factors	42
ITEM 5.	Other Information	42
ITEM 6.	Exhibits	42
Signatures		43
Certifications		44

PART I - Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$6,730,793	$9,837,303
Restricted cash	78,000	117,000
Accounts receivable, net of allowance for doubtful accounts of $521,000 and $526,000, respectively	6,721,994	5,797,620
Inventories, net	7,185,888	6,980,180
Prepaid expenses and other current assets	589,389	508,384
Current assets held for sale	-	1,910,802
Total current assets	21,306,064	25,151,289

Property and equipment, net	9,893,399	8,024,461
Patents and licensed technologies, net	1,307,756	1,408,248
Goodwill, net	16,917,808	16,917,808
Other intangible assets, net	1,910,125	2,607,625
Deferred costs on proposed acquisition	1,762,501	-
Other assets	431,709	448,046
Assets held for sale	-	2,129,226
Total assets	$53,529,362	$56,686,703

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$260,518	$129,305
Current portion of long-term debt	4,997,958	4,757,133
Accounts payable	4,869,361	3,634,519
Accrued compensation and related expenses	1,480,317	1,581,042
Other accrued liabilities	1,045,424	674,374
Deferred revenues	1,140,948	668,032
Total current liabilities	13,794,526	11,444,405
Long-term liabilities:
Notes payable	84,646	106,215
Long-term debt	4,921,364	5,602,653
Total liabilities	18,800,536	17,153,273

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 63,032,207 shares issued and outstanding	630,322	630,322
Additional paid-in capital	134,064,422	132,932,357
Accumulated deficit	(99,965,918)	(94,029,249)
Total stockholders’ equity	34,728,826	39,533,430
Total liabilities and stockholders’ equity	$53,529,362	$56,686,703

* The December 31, 2007 balance sheet was derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2008	2007

Revenues:
Product sales	$6,789,127	$5,191,918
Services	2,077,999	1,830,753
	8,797,126	7,022,671

Cost of revenues:
Product cost of revenues	2,828,986	2,154,567
Services cost of revenues	1,240,670	982,786
	4,069,656	3,137,353

Gross profit	4,727,470	3,885,318

Operating expenses:
Selling and marketing	3,622,002	2,987,356
General and administrative	2,587,099	2,390,599
Engineering and product development	224,236	202,163
	6,433,337	5,580,118

Loss from continuing operations before interest expense, net	(1,705,867)	(1,694,800)

Interest expense, net	(251,883)	(141,562)

Loss from continuing operations	(1,957,750)	(1,836,362)

Discontinued operations:
Income from discontinued operations, net of nil in taxes	39,059	183,390
Decrease in estimated loss on sale of discontinued operations	131,186	-

Net loss	($ 1,787,505)	($ 1,652,972)

Basic and diluted net loss per share:
Continuing operations	($0.03)	($0.03)
Discontinued operations	($0.00)	($0.00)
Basic and diluted net loss per share	($0.03)	($0.03)

Shares used in computing basic and diluted net loss per share	63,032,207	62,956,881

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

Revenues:
Product sales	$20,549,712	$16,464,329
Services	5,968,027	5,077,303
	26,517,739	21,541,632

Cost of revenues:
Product cost of revenues	8,682,917	6,703,251
Services cost of revenues	3,539,872	2,979,536
	12,222,789	9,682,787

Gross profit	14,294,950	11,858,845

Operating expenses:
Selling and marketing	11,490,801	9,088,150
General and administrative	6,968,801	7,435,744
Engineering and product development	881,268	603,636
	19,340,870	17,127,530

Loss from continuing operations before interest expense, net	(5,045,920)	(5,268,685)

Interest expense, net	(761,020)	(379,947)

Loss from continuing operations	(5,806,940)	(5,648,632)

Discontinued operations:
Income from discontinued operations, net of nil in taxes	284,929	276,421
Loss on sale of discontinued operations	(414,658)	-

Net loss	($ 5,936,669)	($ 5,372,211)

Basic and diluted net loss per share:
Continuing operations	($0.09)	($0.09)
Discontinued operations	($0.00)	($0.00)
Basic and diluted net loss per share	($0.09)	($0.09)

Shares used in computing basic and diluted net loss per share	63,032,207	62,735,569

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2007	63,032,207	$630,322	$132,932,357	($94,029,249)	$39,533,430
Stock options issued to consultants for services	-	-	78,015	-	78,015
Stock-based compensation expense related to employee options	-	-	698,816	-	698,816
Issuance of restricted stock and amortization of expense for restricted stock	-	-	310,868	-	310,868
Issuance of warrants for draws under line of credit			44,366		44,366
Net loss for the nine months ended September 30, 2008	-	-	-	(5,936,669)	(5,936,669)
BALANCE, SEPTEMBER 30, 2008	63,032,207	$630,322	$134,064,422	($99,965,918)	$34,728,826

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	($ 5,936,669)	($ 5,372,211)
Adjustments to reconcile net loss to net cash used in operating activities-continuing operations:
Depreciation and amortization	3,078,475	2,827,620
Loss on sale of discontinued operations	414,658	-
Stock options issued to consultants for services	78,015	93,429
Stock-based compensation expense related to employee options and restricted stock	1,009,684	1,103,721
Provision for bad debts	89,259	103,064
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable	(1,013,633)	(919,636)
Inventories	(254,490)	(608,398)
Prepaid expenses and other assets	642,448	649,637
Accounts payable	1,053,352	317,155
Accrued compensation and related expenses	(100,725)	(202,063)
Other accrued liabilities	371,049	91,285
Deferred revenues	472,916	477,930
Other liabilities	-	(11,623)
Net cash used in operating activities - continuing operations	(95,661)	(1,450,090)
Net cash provided by operating activities - discontinued operations	766,328	606,198
Net cash provided by operating activities	670,667	(843,892)
Cash Flows From Investing Activities:
Purchases of property and equipment	(229,942)	(108,640)
Lasers placed into service	(3,852,917)	(3,159,739)
Proceeds from disposition of discontinued operations	3,149,736	-
Deferred costs on proposed acquisition	(1,762,501)	-
Net cash used in investing activities - continuing operations	(2,695,624)	(3,268,379)
Net cash used in investing activities - discontinued operations	(68,462)	(256,993)
Net cash used in investing activities	(2,764,086)	(3,525,372)
Cash Flows From Financing Activities:
Proceeds from issuance of restricted common stock	-	4,200
Proceeds from exercise of options	-	85,954
Payments on long-term debt	(107,376)	(65,033)
Payments on notes payable	(672,399)	(501,884)
Net (repayments)/advances on lease lines of credit	(272,316)	236,758
Decrease in restricted cash and cash equivalents	39,000	39,000
Net cash used in financing activities - continuing operations	(1,013,091)	(201,005)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(1,013,091)	(201,005)
Net decrease in cash and cash equivalents	(3,106,510)	(4,570,269)

Cash and cash equivalents, beginning of period	9,837,303	12,729,742
Cash and cash equivalents, end of period	$6,730,793	$8,159,473

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company currently operates in four distinct business units, or segments (as described in Note 10): three in Dermatology, - Domestic XTRAC®, International Dermatology Equipment, and Skin Care (ProCyte®); and one in Surgical, - Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers. A fifth segment of business, the Surgical Services segment, is reported as a discontinued operation, and its related assets as held for sale, in these financial statements.

Surgical Services is a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. After preliminary investigations and discussions, the Board of Directors of the Company decided on June 13, 2008 to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. See Note 2, Discontinued Operations.

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both domestically and internationally. The Surgical Products segment also sells other non-laser products (e.g., the ClearESS® II suction-irrigation system).

The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. Under these circumstances, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. At times, however, the Company sells XTRAC lasers to customers, due generally to customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues from solely the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and, now to a markedly lesser degree, by earning royalties on licenses for our patented copper peptide compound.

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

For the last several years the Company has sought to obtain health insurance coverage for its XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies from Blue Cross Blue Shield plans from certain states during the first nine months of 2008, the Company now benefits from the fact that more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser (XTRAC). The Company is now focusing its efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, the Company has increased the size of its sales force and clinical technician personnel together with increased expenditures for marketing and advertising.

Liquidity and Going Concern
As of September 30, 2008, the Company had an accumulated deficit of $99,965,918. Cash and cash equivalents, including restricted cash of $78,000, was $6,808,793. The Company has historically financed its operations with cash provided by equity financing and from lines of credit and, more recently but not yet consistently, from positive cash flow generated from operations. The Company is exploring expressions of interest from third party lenders, including CIT Healthcare, to offer further debt financing for the domestic XTRAC program, thought there can be no assurance that any such expressions of interest will materialize on terms favorable to the Company. Management believes that the existing cash balance together with its other existing potential financial resources and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the end of the fourth quarter of 2009. The 2008 operating plan reflects anticipated growth from both increased fee revenues for use of the XTRAC laser system based on increased utilization and wider insurance coverage in the United States and anticipated growth in revenues of the Company’s skincare products.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The surgical services business segment is presented as discontinued operations for all periods presented.

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

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells the laser through a distributor or directly to a physician or (ii) places the laser in a physician’s office (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. In some cases, the Company and the customer stipulate to a quarterly target of procedures to be performed. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 criteria have been met, and until that time, the unit is carried on the books of the Company as inventory.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and nine months ended September 30, 2008 and 2007, the Company deferred $1,038,213 and $899,075, respectively, under this approach.

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

The Company generates revenues from its Surgical Products business primarily from product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories. Domestic sales generally are direct to the end-user, though the Company has some sales to or through a small number of domestic distributors; foreign sales are to distributors. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors and other customers, when the SAB 104 Criteria have been met.

Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of Surgical Services segment are classified as held for sale for the December 31, 2007 period and are presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2008 and December 31, 2007, no such impairment existed related to continuing operations.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or 8 to 12 years. Developed technology was recorded in connection with the acquisition of the skincare business (ProCyte) in March 2005 and is being amortized on a straight-line basis over seven years.

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As September 30, 2008, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2008 no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2008 no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the nine months ended September 30, 2008 is summarized as follows:

September 30, 2008
Accrual at beginning of period	$218,587
Additions charged to warranty expense	255,600
Expiring warranties	(17,861)
Claims satisfied	(65,518)
Accrual at end of period	$390,808

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

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator of this calculation, since the result would be anti-dilutive. Common stock options and warrants of 9,417,772 and 10,267,093 as of September 30, 2008 and 2007, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. The same considerations apply to net loss per share from discontinued operations for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, however, there was income from discontinued operations, but basic net income per share and diluted net income per share from discontinued operations for these periods were both immaterial.

Share-Based Compensation
The Company measures and recognizes compensation expense at fair value for all stock-based payments to employees and directors as required by SFAS No. 123R applied on the modified prospective basis.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006, the date of adoption, and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three and nine months ended September 30, 2008 and 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.86%	4.83%	3.73%	4.78%
Volatility	82.14%	85.39%	84.13%	86.02%
Expected dividend yield	0%	0%	0%	0%
Expected life	8.1 years	8.1 years	8.1 years	8.1 years
Estimated forfeiture rate	12%	12%	12%	12%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three and nine months ended September 30, 2008 and 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards. There were no restricted stock awards for the three and nine months ended September 30, 2008. The awards made in the first and second quarters 2007 were estimated with the following weighted average assumptions:

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

Compensation expense for the three months ended September 30, 2008 included $262,971 from stock options grants and $103,623 from restricted stock awards. Compensation expense for the three months ended September 30, 2007 included $275,759 from stock options grants and $103,623 from restricted stock awards.

Compensation expense for the nine months ended September 30, 2008 included $698,816 from stock options grants and $310,868 from restricted stock awards. Compensation expense for the nine months ended September 30, 2007 included $827,337 from stock options grants and $276,384 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $15,635 and $78,015 was recognized during the three and nine months ended September 30, 2008. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $15,678 and $93,429 was recognized during the three and nine months ended September 30, 2007.

Supplemental Cash Flow Information
During the nine months ended September 30, 2008, the Company financed certain insurance policies through notes payable for $635,243 and issued warrants to a leasing credit facility which are valued at $44,366, and which offset the carrying value of debt.

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

For the nine months ended September 30, 2008 and 2007, the Company paid interest of $892,932 and $700,383, respectively. Income taxes paid in the nine months ended September 30, 2008 and 2007 were immaterial.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually).

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements". In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The input levels are as follows:

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement will have an impact on future acquisitions. If, for example, the proposed acquisition of the subsidiaries of Photo Therapeutics Group Ltd. should be consummated after December 31, 2008, then the Company will be obliged to record an estimate of the earn-out payment the Company expects to pay and to expense its costs incurred in the acquisition. As of September 30, 2008, these costs amounted to $1,762,501 and are under the balance sheet caption “deferred costs on proposed acquisition”. If the proposed acquisition is consummated prior to December 31, 2008, the costs incurred in the transaction will be capitalized as part of the purchase price.

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

Note 2
Discontinued Operations:

Surgical Services is a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. The Company decided to sell this division primarily because the growth rates and operating margins of the division have decreased as the business had changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, the Board of Directors of the Company decided on June 13, 2008 to enter into, with the aid of its investment banker, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. Such closing adjustments resulted in net proceeds to the Company of $3,149,737. The transaction closed on August 8, 2008. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.

The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year financial statements for 2007 have been restated in conformity with generally accepted accounting principles to present the operations of Surgical Services as a discontinued operation. The Company recognized a loss of $414,658 on the sale of the discontinued operations in the nine months ended September 30, 2008, representing the difference between the adjusted net purchase price and the carrying value of the assets being sold.

Revenues from Surgical Services for the three months ended September 30, 2008 and 2007 were $736,298 and $1,899,200, respectively. Income from surgical services for the three months ended September 30, 2008 and 2007 were $39,059 and $183,390, respectively.

Revenues from Surgical Services for the nine months ended September 30, 2008 and 2007 were $4,398,047 and $5,727,528, respectively. Income from surgical services for the nine months ended September 30, 2008 and 2007 were $284,929 and $276,421, respectively. No income tax provision was recognized by the Company against income from Surgical Services over the two comparable nine-month periods.

The net assets of Surgical Services are classified as assets held for sale. The net assets, after recognition of the write-down to estimated recoverable value, were comprised of the following:

December 31, 2007
Current assets held for sale:
Accounts receivable	$961,440
Inventories	949,362
Total current assets held for sale	1,910,802

Long term assets held for sale:
Property, plant and equipment, net	2,119,347
Deposits	9,879
Total long term assets held for sale	2,129,226

Total net assets held for sale	$4,040,028

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	September 30, 2008	December 31, 2007
Raw materials and work in progress	$4,585,998	$4,527,708
Finished goods	2,599,890	2,452,472
Total inventories	$7,185,888	$6,980,180

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of September 30, 2008 and December 31, 2007, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,254,350 and $1,124,345, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	September 30, 2008	December 31, 2007
Lasers in service	$18,375,245	$15,055,730
Computer hardware and software	341,407	341,407
Furniture and fixtures	539,885	361,174
Machinery and equipment	836,896	870,986
Leasehold improvements	247,369	247,368
	20,340,802	16,876,665
Accumulated depreciation and amortization	(10,447,403)	(8,852,204)
Property and equipment, net	$9,893,399	8,024,461

Depreciation and related amortization expense was $2,221,936 and $1,886,221 for the nine months ended September 30, 2008 and 2007, respectively.

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	September 30, 2008	December 31, 2007
Patents, owned and licensed, at gross costs of $561,617 and $510,942, net of accumulated amortization of $296,241 and $268,540, respectively.	$265,375	$242,402
Other licensed or developed technologies, at gross costs of $1,603,124 and $1,595,258, net of accumulated amortization of $560,743 and $429,412, respectively.	1,042,381	1,165,846
	$1,307,756	$1,408,248

Related amortization expense was $159,037 and $243,909 for the nine months ended September 30, 2008 and 2007, respectively. Included in other licensed and developed technologies is $200,000 in developed technologies acquired from ProCyte, $114,982 for the license with AzurTec and $85,742 for the license from the Mount Sinai School of Medicine of New York University. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which recorded at their appraised fair market values at the date of the acquisition:

	September 30, 2008	December 31, 2007
Neutrogena Agreement, at gross cost of $2,400,000 net of accumulated amortization of $1,698,000 and 1,338,000, respectively.	$702,000	$1,062,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $1,202,736 and $947,739, respectively.	497,264	752,261
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $389,139 and $306,636, respectively.	710,861	793,364
	$1,910,125	$2,607,625

Related amortization expense was $697,500 for the nine months ended September 30, 2008 and 2007, respectively. Under the Neutrogena Agreement, the Company licenses to Neutrogena rights to its copper peptide technology for which the Company receives royalties. Customer Relationships embody the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	September 30, 2008	December 31, 2007
Accrued warranty	$390,808	$218,587
Accrued professional and consulting fees	427,700	225,820
Accrued sales taxes and other accrued liabilities	226,916	229,967
Total other accrued liabilities	$1,045,424	$674,374

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	September 30, 2008	December 31, 2007
Note Payable - secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$113,191	$133,507

Note Payable - unsecured creditor, interest at 5.44%, payable in monthly principal and interest installments of $51,354 through February 2008	-	102,013

Note Payable - unsecured creditor, interest at 4.8%, payable in monthly principal and interest installments of $65,736 through December 2008	195,657	-

Note Payable - unsecured creditor, interest at 4.8%, payable in monthly principal and interest installments of $12,202 through December 2008	36,316	-
	345,164	235,520
Less: current maturities	(260,518)	(129,305)
Notes payable, net of current maturities	$84,646	$106,215

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	September 30, 2008	December 31, 2007
Total borrowings on credit facilities	$9,919,322	$10,105,608
Capital lease obligations	-	254,178
Less: current portion	(4,997,958)	(4,757,133)
Total long-term debt	$4,921,364	$5,602,653

Leasing Credit Facility, Term Note Facility
The Company entered into a leasing credit facility with GE Capital Corporation (“GE”) on June 25, 2004. Eleven draws were made against the facility, the last of which was in March 2007. In June 2007, the Company entered a term-note facility with Leaf Financial Corporation (“Leaf”) and made its single draw against that facility. In December 2007, the Company extinguished its outstanding indebtedness under the GE and Leaf facilities, recognizing as costs (including termination costs and acceleration of the amortization of debt issuance costs and the debt discount) of such extinguishments as a refinancing charge under APB No. 26 of $441,956, including $178,699 related to the premium paid for the buyback of its warrants issued to GE. The GE warrants issued through the date of extinguishments were redeemed and reflected as part of the refinancing charge.

In connection with the pay-off of the GE and Leaf facilities, on December 31, 2007, the Company entered a term-note facility with CIT Healthcare LLC and Life Sciences Capital LLC, as equal participants (collectively, “CIT”), for which CIT Healthcare acts as the agent. The facility is for $12 million. The Company may draw against it for one year. The stated interest rate for any draw is set at 675 basis points above the three-year Treasury rate. Each draw is secured by certain XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw has a repayment period of three years.

The first draw had three discrete components: carryover debt attributable to the former GE borrowings, as increased by extinguishment costs (including redemption of the GE warrants) which CIT financed; carryover debt attributable to former Leaf borrowings, as increased by extinguishment costs which CIT financed; and debt newly incurred to CIT on newly placed XTRAC units not pledged to GE or Leaf. The carryover components maintained the monthly debt service payments from GE and Leaf with increases to principal and changes in the stated interest rates causing minor changes in the number of months set to pay off the discrete draws. The third component will be self-amortized over three years.

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

On September 30, 2008, CIT amended the credit facility to increase the amount the Company could draw on the credit facility by $1,927,534. The interest rate for draws against this amount was set at 850 basis points above the LIBOR rate two days prior to the draw. Each draw is secured by certain XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw has a repayment period of three years. On September 30, 2008, the Company made a draw under the credit facility for the maximum amount allowable under the credit facility. This draw is amortized over 36 months at an effective interest rate of 12.90%. The Company has used its entire availability under the CIT credit facility and is considering multiple written proposals for additional debt financing but there can be no assurance whether any such proposals will materialize on terms favorable to the Company.

In connection with the CIT facility, the Company issued 235,525 warrants to each of CIT Healthcare and Life Sciences Capital in December 2007. In connection with the amendment to the CIT facility, the Company issued 192,753 warrants to CIT Healthcare in September 2008. The warrants are treated as a discount to the debt and are amortized under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" since there is no option for cash or net-cash settlement when the warrants are exercised. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are as follows:

	December 2007	March 2008

Number of warrants	235,525	192,753
Exercise price	$1.12	$0.44
Fair Value of warrants	$110,858	$44,366
Volatility	59.44%	60.92%
Risk-free interest rate	3.45%	2.98%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

Three months ended December 31, 2008	$1,627,216
Year Ended December 31,
2009	5,375,788
2010	3,444,782
2011	811,059
Total minimum payments	11,258,845

Less: interest	(1,184,561)
Less: warrant discount	(154,962)

Present value of total minimum obligations	$9,919,322

Capital Leases
The obligations under capital leases are at fixed interest rates and are collateralized by the related property and equipment. The Company paid off the capital leases on equipment that the Company sold in connection with its discontinued operations.

Note 10
Employee Stock Benefit Plans

The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. As of September 26, 2007, the stockholders approved an increase in the number of shares reserved for the 2005 Equity Compensation Plan and for the Outside Director Plan. Under the 2005 Equity Compensation Plan, a maximum of 6,160,000 shares of the Company’s common stock have been reserved for issuance. At September 30, 2008, 2,103,750 shares were available for future grants under this plan. Under the Outside Director Plan and under the 2005 Investment Plan, 695,000 shares and 388,000 shares, respectively, were available for issuance as of September 30, 2008. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2008	6,129,671	$2.00
Granted	1,158,200	0.90
Cancelled	(1,217,902)	1.85
Outstanding, September 30, 2008	6,069,969	$1.82
Options excercisable at September 30, 2008	3,817,591	$2.05

At September 30, 2008, there was $3,175,125 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.36 years. The intrinsic value of options outstanding and exercisable at September 30, 2008 was not significant.

Note 11
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and an international basis. For the three and nine months ended September 30, 2008 and 2007, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at September 30, 2008 and December 31, 2007 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at September 30, 2008 from the ProCyte acquisition has been entirely allocated to the Skin Care segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended September 30, 2008
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,001,878	$1,096,853	$3,627,940	$1,070,455	$8,797,126
Costs of revenues	1,620,060	586,865	1,288,946	573,785	4,069,656
Gross profit	1,381,818	509,988	2,338,994	496,670	4,727,470
Gross profit %	46.0%	46.5%	64.5%	46.4%	53.7%

Allocated operating expenses:
Selling, general and administrative	1,933,848	68,665	1,486,800	151,690	3,641,003
Engineering and product development	-	-	114,336	109,900	224,236

Unallocated operating expenses	-	-	-	-	2,568,098
	1,933,848	68,665	1,601,136	261,590	6,433,337
Income (loss) from operations	(552,030)	441,323	737,858	235,080	(1,705,867)

Interest expense, net	-	-	-	-	(251,883)

(Loss) income from continuing operations	(552,030)	441,323	737,858	235,080	(1,957,750)

Discontinued operations:
Income from discontinued operations	-	-	-	-	39,059
Sale of discontinued operations	-	-	-	-	131,186

Net (loss) income	($552,030)	$441,323	$737,858	$235,080	($1,787,505)

	Three Months Ended September 30, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,025,148	$819,442	$3,065,905	$1,112,176	$7,022,671
Costs of revenues	1,009,237	538,292	903,688	686,136	3,137,353
Gross profit	1,015,911	281,150	2,162,217	426,040	3,885,318
Gross profit %	50.2%	34.3%	70.5%	38.3%	55.3%

Allocated operating expenses:
Selling, general and administrative	1,496,326	40,809	1,323,172	144,548	3,004,855
Engineering and product development	-	-	103,696	98,467	202,163

Unallocated operating expenses	-	-	-	-	2,373,100
	1,496,326	40,809	1,426,868	243,015	5,580,118
Income (loss) from operations	(480,415)	240,341	735,349	183,025	(1,694,800)

Interest expense, net	-	-	-	-	(141,562)

(Loss) income from continuing operations	(480,415)	240,341	735,349	183,025	(1,836,362)

Discontinued operations:
Income from discontinued operations	-	-	-	-	183,390

Net (loss) income	($480,415)	$240,341	$735,349	$183,025	($1,652,972)

	Nine Months Ended September 30, 2008
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$8,546,583	$2,963,031	$10,327,189	$4,680,936	$26,517,739
Costs of revenues	4,534,644	1,493,553	3,429,410	2,765,182	12,222,789
Gross profit	4,011,939	1,469,478	6,897,779	1,915,754	14,294,950
Gross profit %	46.9%	49.6%	66.8%	40.9%	54.0%

Allocated operating expenses:
Selling, general and administrative	5,989,789	206,546	4,891,899	459,568	11,547,802
Engineering and product development	168,214	20,790	361,970	330,294	881,268

Unallocated operating expenses	-	-	-	-	6,911,800
	6,158,003	227,336	5,253,869	789,862	19,340,870
Income (loss) from operations	(2,146,064)	1,242,142	1,643,910	1,125,892	(5,045,920)

Interest expense, net	-	-	-	-	(761,020)

(Loss) income from continuing operations	(2,146,064)	1,242,142	1,643,910	1,125,892	(5,806,940)

Discontinued operations:
Income from discontinued operations	-	-	-	-	284,929
Sale of discontinued operations	-	-	-	-	(414,658)

Net (loss) income	($2,146,064)	$1,242,142	$1,643,910	$1,125,892	($5,936,669)

	Nine Months Ended September 30, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$6,048,000	$2,117,213	$9,646,312	$3,730,107	$21,541,632
Costs of revenues	3,117,850	1,318,430	2,931,419	2,315,088	9,682,787
Gross profit	2,930,150	798,783	6,714,893	1,415,019	11,858,845
Gross profit %	48.4%	37.7%	69.6%	37.9%	55.1%

Allocated operating expenses:
Selling, general and administrative	4,489,067	110,208	4,090,291	451,085	9,140,651
Engineering and product development	-	-	294,787	308,849	603,636

Unallocated operating expenses	-	-	-	-	7,383,243
	4,489,067	110,208	4,385,078	759,934	17,127,530
Income (loss) from operations	(1,558,917)	688,575	2,329,815	655,085	(5,268,685)

Interest expense, net	-	-	-	-	(379,947)

(Loss) income from continuing operations	(1,558,917)	688,575	2,329,815	655,085	(5,648,632)

Discontinued operations:
Income from discontinued operations	-	-	-	-	276,421

Net (loss) income	($1,558,917)	$688,575	$2,329,815	$655,085	($5,372,211)

	September 30, 2008	December 31, 2007
Assets:
Total assets for reportable segments	$44,379,024	$42,171,948
Assets held for sale	-	4,040,028
Other unallocated assets	9,150,338	10,474,727
Consolidated total	$53,529,362	$56,686,703

For the three and nine months ended September 30, 2008 and 2007 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Domestic	$6,702,085	$5,333,306	$20,766,092	$16,886,558
Foreign	2,095,041	1,689,365	5,751,647	4,655,074
	$8,797,126	$7,022,671	$26,517,739	$21,541,632

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in its Form 10-Q for the period ending September 30, 2008.

Note 12
Significant Alliances/Agreements:

The Company continues in alliance with GlobalMed (Asia) Technologies Co., Inc. as well as with the Mount Sinai School of Medicine and with AzurTec, Inc., as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

With respect to the Clinical Trial Agreement protocol with the University of California at San Francisco, Dr. Koo presented the favorable findings of the study at the Hawaii Dermatology Seminar in March 2008. Dr. Koo concluded that the XTRAC Excimer Laser may be appropriate for the majority of moderate to severe psoriasis sufferers. It also allows dermatologists to treat those patients with a high level of safety, as opposed to the use of many systemic products. Other phototherapy treatments such as broadband or narrow band UVB can also be used; however, undesirable aspects of these treatments include exposure of healthy skin to UVB light, and the inconvenience of extended treatment periods, which are often necessary for moderate to severe patients. We expensed $189,000 in the nine months ended September 30, 2008 in payment for this study.

Note 13
Pending Acquisition and Financing:

On August 4, 2008, the Company entered into a Purchase Agreement with Photo Therapeutics Group, Limited (“Photo Therapeutics”) and a Securities Purchase Agreement with an affiliate of Perseus, L.L.C. (“Perseus”). Under the Purchase Agreement with Photo Therapeutics, the Company will acquire from Photo Therapeutics the common stock of its subsidiaries (Photo Therapeutics Limited in the United Kingdom and Photo Therapeutics, Inc. in California) for $13 million in cash at closing, and up to an additional $7 million in cash if certain gross profit milestones are met by the Photo Therapeutics subsidiaries between July 1, 2008 and June 30, 2009, subject to customary adjustments. Under the Securities Purchase Agreement with Perseus, an investment fund managed by Perseus will fund the acquisition of the Photo Therapeutics subsidiaries through a convertible debt investment of up to $25 million (with associated warrants), to be made in two tranches as described below.

Photo Therapeutics had unaudited revenues of approximately $6.3 million for the year ended December 31, 2007 and approximately $6.9 million for the nine months ended September 30, 2008.

The proposed acquisition and investment are subject to customary closing conditions, including approval by the shareholders of Photo Therapeutics of the proposed acquisition and approval by the Company’s stockholders of the proposed investment by Perseus and of a reverse split of the outstanding shares of the Company’s common stock at a ratio as may be agreed between the Company and Perseus. The shareholders of Photo Therapeutics have approved the transaction. The proposed acquisition and the first tranche of the proposed investment by Perseus are expected to close concurrently in the first quarter of 2009. If the closing is held in 2009, then the provisions of SFAS No. 141R will apply, obliging us to estimate and record the expected payment for the earnout and to expense, rather than capitalize, costs related to the acquisition. Such costs amount to $1,762,501 as of September 30, 2008.

The Company has agreed under its Securities Purchase Agreement, subject to stockholder approval, to issue to Perseus (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $25 million, convertible into shares of the Company’s common stock, (ii) warrants to purchase shares of common stock (the “Warrants”), and (iii) 327,521 shares of common stock (the “First Tranche Shares” and together with the Warrants, the Notes and any shares of the Company’s common stock issued upon conversion of the Notes or exercise of the Warrants, the “Securities”), in exchange for Perseus’ payment to the Company of an aggregate purchase price of up to $25 million (the “Financing Transaction”). The consummation of the Financing Transaction will occur in two tranches.

The closing of the first tranche of the Financing Transaction (the “First Tranche Closing”) will occur simultaneously with the closing of the Photo Therapeutics closing. In the event that the First Tranche Closing occurs, in exchange for Perseus’ investment of $18 million, the Company will issue to Perseus (i) a Note in the principal amount of $18 million (the “First Tranche Note”), convertible into 24,411,414 shares of its common stock at a conversion price per share equal to $0.73736 (the “First Tranche Conversion Price”), each subject to adjustment upon certain conditions, (ii) a Warrant to purchase 7,323,424 shares of the Company’s common stock (the “First Tranche Warrant”), at an exercise price per share equal to the First Tranche Conversion Price, each subject to adjustment upon certain conditions, and (iii) the First Tranche Shares. The First Tranche Conversion Price is subject to anti-dilution provisions in connection with certain future issuances of our securities as well as adjustments for stock splits and similar actions. The First Tranche Note will mature on the fifth anniversary of the date of the First Tranche Closing and will accrue interest at 8% per annum. Interest is payable in cash or through our issuance of an additional Note at the Company’s election, on the six-month anniversary of the date of the First Tranche Closing and on each six-month period thereafter.

In the event that the Second Tranche Closing occurs, in exchange for Perseus’ investment of a maximum of $7 million, the Company will issue to Perseus (i) a Note (the “Second Tranche Note”) in the principal amount of the investment amount, convertible into a number of shares of the Company’s common stock at the Second Tranche Conversion Price (as defined below), subject to adjustment upon certain conditions, and (ii) a Warrant to purchase a number of shares of its common stock equal to 30% of the shares of its common stock into which the Second Tranche Note is convertible, at an exercise price per share equal to the Second Tranche Conversion Price, subject to adjustment upon certain conditions (the “Second Tranche Warrant”). The “Second Tranche Conversion Price” will equal the lesser of (i) 150% of the conversion price then in effect with respect to the First Tranche Note, and (ii) the market price of the Company’s common stock measured in accordance with the terms of the Securities Purchase Agreement. The Second Tranche Conversion Price is subject to anti-dilution provisions in connection with certain future issuances of our securities at a lower price per share of common stock as well as adjustments for stock splits and similar actions. The Second Tranche Note will mature on the fifth anniversary of the date of the First Tranche Closing and will accrue interest at 8% per annum. Interest is payable in cash or through our issuance of an additional Note at the Company’s election, on the six-month anniversary of the date of the Second Tranche Closing and on each six-month period thereafter.

Each of the First Tranche Note and the Second Tranche Note will provide that if on any date that occurs 31 trading days after the date of issuance, the market price for the Company’s common stock, as determined in accordance with the terms and conditions of the Securities Purchase Agreement, exceeds 300% of the then-effective conversion price of each Note, then the entire principal amount and all accrued but unpaid interest under such Note will automatically convert into shares of the Company’s common stock at the then-effective conversion price (the “Mandatory Conversion Feature”).

The First Tranche Warrant and the Second Tranche Warrant are exercisable at any time after the issue date for a period of 8 years thereafter.

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

As part of our commercialization strategy in the United States, we offer the XTRAC laser system to targeted dermatologists at no initial capital cost. Under this contractual arrangement, we maintain ownership of the laser and earn revenue each time a physician treats a patient with the equipment. We believe this arrangement will increase market penetration. At times, however, we sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while still preserving a vendor-customer relationship. We are finding that through sales of lasers we are able to reach, at reasonable margins, a sector of the market that is better suited to a sale model than a per-procedure model.

For the last several years we have sought to obtain health insurance coverage for XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies from Blue Cross Blue Shield plans from certain states in 2008, we now benefit from the fact that more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser. We are now focusing our efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, we have increased the size of our sales force and clinical technician personnel together with increased expenditures for marketing and advertising.

Our 32-person XTRAC sales organization includes 20 sales representatives, 9 clinical specialists and 3 marketing support personnel. Our 25-person skin care sales organization includes 19 sales representatives, 4 customer service representatives and 2 marketing support personnel. The sales representatives in each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system.

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

In September 2007, we entered into a three-year OEM agreement with AngioDynamics under which we manufacture for AngioDynamics, on a non-exclusive basis, a private-label, 980-nanometer diode laser system. The OEM agreement provides that we shall supply this laser on an exclusive basis to AngioDynamics, should AngioDynamics meet certain purchase requirements. Through September 30, 2008 shipments to AngioDynamics exceeded the minimum purchase requirement for delivery of lasers over the first contract year and therefore triggering exclusivity for worldwide sale in the peripheral vascular treatment field. Recently, however, AngioDynamics purchased the assets of a competitive diode laser company, and if it elects to source its diodes through the assets so purchased, our future sales of diode lasers to AngioDynamics under this exclusive arrangement may be severely limited. There were no shipments to AngioDynamics in the quarter ended September 30, 2008.

Sale of Surgical Services Business

Surgical Services is a fee-based procedures business using mobile surgical laser equipment operated by our technicians at hospitals and surgery centers in the United States. We decided to sell this division primarily because the growth rates and operating margins of the division have decreased as the business had changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, our Board of Directors decided on June 13, 2008 to enter into, with the aid of its investment banker, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. On August 1, 2008, we entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. The sale closed on August 8, 2008 and such closing adjustments resulted in net proceeds to us of $3,149,737.

Proposed Acquisition of the Subsidiaries of Photo Therapeutics Group, Limited and Proposed Investment by Perseus, L.L.C.

On August 4, 2008, we entered into a Purchase Agreement with Photo Therapeutics Group, Limited (“Photo Therapeutics”) and a Securities Purchase Agreement with an affiliate of Perseus, L.L.C. (“Perseus”). Under the Purchase Agreement with Photo Therapeutics, we will acquire from Photo Therapeutics the common stock of its subsidiaries (Photo Therapeutics Limited in the United Kingdom and Photo Therapeutics, Inc. in California) for $13 million in cash at closing, and up to an additional $7 million in cash if certain gross profit milestones are met by the Photo Therapeutics subsidiaries between July 1, 2008 and June 30, 2009, subject to customary adjustments. Under the Securities Purchase Agreement with Perseus, an investment fund managed by Perseus will fund the acquisition of the Photo Therapeutics subsidiaries through a convertible debt investment of up to $25 million (with associated warrants), to be made in two tranches as described below.

The proposed acquisition and investment are subject to customary closing conditions, including approval by the shareholders of Photo Therapeutics of the proposed acquisition and approval by our stockholders of the proposed investment by Perseus and of a reverse split of the outstanding shares of our common stock at a ratio as may be agreed between us and Perseus. The shareholders of Photo Therapeutics have approved the transaction. The proposed acquisition and the first tranche of the proposed investment by Perseus are expected to close concurrently, most likely in the first quarter of 2009.

We have agreed under our Securities Purchase Agreement, subject to stockholder approval, to issue to Perseus (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $25 million, convertible into shares of our common stock, (ii) warrants to purchase shares of our common stock (the “Warrants”), and (iii) 327,521 shares of common stock (the “First Tranche Shares” and together with the Warrants, the Notes and any shares of our common stock issued upon conversion of the Notes or exercise of the Warrants, the “Securities”), in exchange for Perseus’ payment to us of an aggregate purchase price of up to $25 million (the “Financing Transaction”).  The consummation of the Financing Transaction will occur in two tranches.

The closing of the first tranche of the Financing Transaction (the “First Tranche Closing”) will occur simultaneously with the closing of the Photo Therapeutics closing. In the event that the First Tranche Closing occurs, in exchange for Perseus’ investment of $18 million, we will issue to Perseus (i) a Note in the principal amount of $18 million (the “First Tranche Note”), convertible into 24,411,414 shares of our common stock at a conversion price per share equal to $0.73736 (the “First Tranche Conversion Price”), each subject to adjustment upon certain conditions, (ii) a Warrant to purchase 7,323,424 shares of our common stock (the “First Tranche Warrant”), at an exercise price per share equal to the First Tranche Conversion Price, each subject to adjustment upon certain conditions, and (iii) the First Tranche Shares. The First Tranche Conversion Price is subject to anti-dilution provisions in connection with certain future issuances of our securities as well as adjustments for stock splits and similar actions. The First Tranche Note will mature on the fifth anniversary of the date of the First Tranche Closing and will accrue interest at 8% per annum. Interest is payable in cash or through our issuance of an additional Note at our election, on the six month anniversary of the date of the First Tranche Closing and on each six month period thereafter.

In the event that the Second Tranche Closing occurs, in accordance with the terms and conditions of the Securities Purchase Agreement, in exchange for Perseus’ investment of a maximum of $7 million, we will issue to Perseus (i) a Note (the “Second Tranche Note”) in the principal amount of the investment amount, convertible into a number of shares of our common stock at the Second Tranche Conversion Price (as defined below), subject to adjustment upon certain conditions, and (ii) a Warrant to purchase a number of shares of our common stock equal to 30% of the shares of our common stock into which the Second Tranche Note is convertible, at an exercise price per share equal to the Second Tranche Conversion Price, subject to adjustment upon certain conditions (the “Second Tranche Warrant”). The “Second Tranche Conversion Price” will equal the lesser of (i) 150% of the conversion price then in effect with respect to the First Tranche Note, and (ii) the market price of our common stock measured in accordance with the terms of the Securities Purchase Agreement. The Second Tranche Conversion Price is subject to anti-dilution provisions in connection with certain future issuances of our securities at a lower price per share of common stock as well as adjustments for stock splits and similar actions. The Second Tranche Note will mature on the fifth anniversary of the date of the First Tranche Closing and will accrue interest at 8% per annum. Interest is payable in cash or though our issuance of an additional Note at our election, on the six-month anniversary of the date of the Second Tranche Closing and on each six-month period thereafter.

Each of the First Tranche Note and the Second Tranche Note will provide that if on any date that occurs 31 trading days after the date of issuance, the market price for our common stock, as determined in accordance with the terms and conditions of the Securities Purchase Agreement, exceeds 300% of the then-effective conversion price of each Note, then the entire principal amount and all accrued but unpaid interest under such Note will automatically convert into shares of our common stock at the then-effective conversion price (the “Mandatory Conversion Feature”).

The First Tranche Warrant and the Second Tranche Warrant are exercisable at any time after the issue date for a period of 8 years thereafter.

We have begun to act as a distributor of Omnilux® products of Photo Therapeutics in the United States. We have also leased additional office space in Carlsbad, California and sublet some of that space to Photo Therapeutics, Inc. as its previous lease was about to expire.

Further information on the acquisition and investment can be obtained from our Current Report filed on Form 8-K on August 4, 2008.

Critical Accounting Policies

There have been no changes to our critical accounting policies in the three and nine months ended September 30, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
XTRAC Domestic Services	$3,001,878	$2,025,148	$8,546,583	$6,048,000
International Dermatology Equipment Products	1,096,853	819,442	2,963,031	2,117,213
Skin Care (ProCyte) Products	3,627,940	3,065,905	10,327,189	9,646,312
Total Dermatology Revenues	7,726,671	5,910,495	21,836,803	17,811,525

Surgical Products	1,070,455	1,112,176	4,680,936	3,730,107
Total Surgical Revenues	1,070,455	1,112,176	4,680,936	3,730,107

Total Revenues	$8,797,126	$7,022,671	$26,517,739	$21,541,632

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended September 30, 2008 and 2007 for domestic XTRAC procedures was $1,967,748 and $1,716,383, respectively, reflecting billed procedures of 36,079 and 27,858, respectively. In addition, 1,800 and 1,229 procedures were performed in the three months ended September 30, 2008 and 2007, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the nine months ended September 30, 2008 and 2007 for domestic XTRAC procedures was $5,870,803 and $4,711,075, respectively, reflecting billed procedures of 98,374 and 80,651, respectively. In addition, 4,449 and 3,677 procedures were performed in the nine months ended September 30, 2008 and 2007, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the periods ended September 30, 2008 compared to the comparable periods in 2007 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans and to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the three months ended September 30, 2008, we deferred net revenues of $15,496 (238 procedures) under this program compared to $19,494 (300 procedures) for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we deferred net revenues of $74,343 (1,139 procedures) under this program compared to $173,369 (2,650 procedures) for the nine months ended September 30, 2007. The change in deferred revenue under this program is presented in the table below.

For the three and nine months ended September 30, 2008, domestic XTRAC laser sales were $1,034,130 and $2,675,780, respectively. There were 21 and 51 lasers sold, respectively. For the three and nine months ended September 30, 2007 domestic XTRAC laser sales were $308,765 and $1,336,925, respectively. There were 5 and 28 lasers sold, respectively. Included in the three and nine months ended September 30, 2008 laser sales was a sale of one Omnilux® product for which we are now a distributor. Laser sales are made for various reasons, including costs of logistical support and customer preferences. We are finding that through sales of lasers we are able to reach, at reasonable margins, a sector of the market that is better suited to a sale model than a per-procedure model.

The following table sets forth the above analysis for the Domestic XTRAC segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenue	$3,001,878	$2,025,148	$8,546,583	$6,048,000
Less: laser sales revenue	(1,034,130)	(308,765)	(2,675,780)	(1,336,925)
Recognized treatment revenue	1,967,748	1,716,383	5,870,803	4,711,075
Change in deferred program Revenue	15,496	19,494	74,343	173,369
Change in deferred unused Treatments	367,199	71,893	474,877	392,635
Net billed revenue	$2,350,443	$1,807,770	$6,420,023	$5,277,079
Procedure volume total	37,879	29,087	102,823	84,328
Less: Non-billed procedures	1,800	1,229	4,449	3,677
Net billed procedures	36,079	27,858	98,374	80,651
Avg. price of treatments billed	$65.15	$64.89	$65.26	$65.43
Change in procedures with deferred program revenue, net	238	300	1,139	2,650
Change in procedures with deferred unused treatments, net	5,636	1,108	7,277	6,001

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

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC systems and related parts were $1,096,853 for the three months ended September 30, 2008 compared to $819,442 for the three months ended September 30, 2007. We sold 25 and 15 systems in the three month periods ended September 30, 2008 and 2007, respectively. International sales of our XTRAC and VTRAC systems were $2,963,031 for the nine months ended September 30, 2008 compared to $2,117,213 for the nine months ended September 30, 2007. We sold 63 and 40 systems in the nine months ended September 30, 2008 and 2007, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold two and six such used lasers in the three and nine months ended September 30, 2008, respectively, at an average price of $32,500 and $31,667, respectively. We sold one and four such lasers in the three and nine months ended September 30, 2007, respectively, at an average price of $44,790 and $36,197, respectively; and

•
In addition to the XTRAC laser system (both new and used) we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three and nine months ended September 30, 2008, we sold nine and nineteen VTRAC systems respectively. In the three and nine months ended September 30, 2007, we sold one and ten VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$1,096,853	$819,442	$2,963,031	$2,117,213
Less: part sales	(138,853)	(112,152)	(530,031)	(381,223)
Laser/lamp revenues	958,000	707,290	2,433,000	1,735,990
Laser/lamp systems sold	25	15	63	40
Average revenue per laser/lamp	$38,320	$47,153	$38,619	$43,400

Skin Care (ProCyte) Segment

For the three months ended September 30, 2008, ProCyte revenues were $3,627,940 compared to $3,065,905 in the three months ended September 30, 2007. For the nine months ended September 30, 2008, ProCyte revenues were $10,327,189 compared to $9,646,312 in the nine months ended September 30, 2007. ProCyte revenues are generated from the sale of various skin, hair care and wound products, from the sale of copper peptide compound and from royalties on licenses, mainly from Neutrogena.

Bulk compound sales decreased by $80,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Minimum contractual royalties from Neutrogena expired in November 2007 and as such the royalties decreased $73,387 and $220,200 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year.

•
Included in Product sales for the three months ended September 30, 2008 were $1,139,204 of revenues from MD Lash Factor, an eyelash conditioning product, as part of an exclusive license to distribute in the United States. For the nine months ended September 30, 2008, there were $2,247,038 revenues from MD Lash Factor. In the comparable periods in 2007 there were only $257,124 revenues as the product was launched in August 2007. The supply chain for this product remains threatened through litigation brought by Allergan. We understand that the domestic supplier for a key ingredient in the product has settled with Allergan and undertaken to cease supplying such ingredient domestically to our licensor. This could disrupt, or even interdict, our ability to be timely and reliably supplied with the product.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product sales	$3,530,327	$2,894,905	$10,066,389	$9,085,312
Bulk compound sales	96,000	96,000	256,000	336,000
Royalties	1,613	75,000	4,800	225,000
Total ProCyte revenues	$3,627,940	$3,065,905	$10,327,189	$9,646,312

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems create the recurring revenue stream from fibers and disposables.

For the three months ended September 30, 2008, surgical products revenues were $1,070,455 compared to $1,112,176 in the three months ended September 30, 2007. For the nine months ended September 30, 2008, surgical products revenues were $4,680,936 compared to $3,730,107 in the nine months ended September 30, 2007. The increase in the nine-month periods was mainly due to our OEM contract with AngioDynamics, which had initial shipments in December 2007. Recently, however, AngioDynamics purchased the assets of a competitive diode laser, and if it elects to source its diodes through the assets which it has purchased, our future sales of diode lasers to AngioDynamics may be severely limited. Sales to AngioDynamics were $0 for the three months ended September 30, 2008. Sales to AngioDynamics were $1.4 million for the nine months ended September 30, 2008. There were no comparable sales in the prior year period.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended September 30, 2008 and 2007 were sales of 7 and 19 diode lasers, respectively. Included in laser sales during the nine months ended September 30, 2008 and 2007 were sales of 130 and 47 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus the increase in the number of diodes sold reduced the average price per laser. We expect that we will continue to sell more diode lasers than our other types of lasers into the near future.

Fiber and other disposables sales decreased 3% between the comparable nine-month periods ended September 30, 2008 and 2007. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$1,070,455	$1,112,176	$4,680,936	$3,730,107
Laser systems sold	8	19	134	55
Laser system revenues	$171,393	$285,995	$2,080,133	$1,120,035
Average revenue per laser	$21,424	$15,052	$15,523	$20,364

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

Product cost of revenues for the three months ended September 30, 2008 was $2,828,986, compared to $2,154,567 in the comparable period in 2007. The $674,419 increase is due to the increases in product cost of sales for domestic XTRAC laser sales in the amount of $271,321 and international dermatology equipment sales in the amount of $130,569, both due to an increased number of laser sales. In addition, there was an increase in product costs in skincare products of $385,258 due to increased product sales. These increases were offset, in part, by a decrease in surgical products of $112,729.

Product cost of revenues for the nine months ended September 30, 2008 was $8,682,917 compared to $6,703,251 for the nine months ended September 30, 2007. The increase of $1,979,666 is proportionate to the increase in product cost of sales for domestic XTRAC laser sales in the amount of $590,315, international dermatology equipment sales in the amount of $441,553 and surgical products of $449,807, all due to increased number of laser sales. In addition, there was an increase in product costs in skincare products of $497,991 due to increased product sales.

Services cost of revenues was $1,240,670 in the three months ended September 30, 2008 compared to $982,786 in the comparable period in 2007 representing an increase of $257,884. The increase is directly related to the increase in Domestic XTRAC segment costs of $257,506.

Services cost of revenues was $3,539,872 in the nine months ended September 30, 2008 compared to $2,979,536 in the comparable period in 2007 representing an increase of $560,336. The increase is directly related to the increase in Domestic XTRAC segment costs of $560,049.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product:
XTRAC Domestic	$406,612	$135,291	$1,076,295	$485,980
International Dermatology Equipment	586,865	456,296	1,493,553	1,052,000
Skin Care	1,288,946	903,688	3,429,410	2,931,419
Surgical products	546,563	659,292	2,683,659	2,233,852
Total Product costs	$2,828,986	$2,154,567	$8,682,917	6,703,251

Services:
XTRAC Domestic	$1,213,448	$955,942	$3,458,349	$2,898,300
Surgical products	27,222	26,844	81,523	81,236
Total Services costs	$1,240,670	$982,786	$3,539,872	$2,979,536

Total Costs of Revenues	$4,069,656	$3,137,353	$12,222,789	$9,682,787

Gross Profit Analysis

Gross profit increased to $4,727,470 during the three months ended September 30, 2008 from $3,885,318 during the same period in 2007. As a percent of revenues, gross margin decreased to 53.7% for the three months ended September 30, 2008 from 55.3% for the same period in 2007.

Gross profit increased to $14,294,950 during the nine months ended September 30, 2008 from $11,858,845 during the same period in 2007. As a percent of revenues, gross margin decreased to 53.9% for the nine months ended September 30, 2008 from 55.1% for the same period in 2007.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$8,797,126	$7,022,671	$26,517,739	$21,541,632
Percent increase	25.3%		23.1%
Cost of revenues	4,069,656	3,137,353	12,222,789	9,682,787
Percent increase	29.7%		26.2%
Gross profit	$4,727,470	$3,885,318	$14,294,950	$11,858,845
Gross margin percentage	53.7%	55.3%	53.9%	55.1%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended September 30, 2008, compared to the same period in 2007 were as follows

•	XTRAC Domestic deferred revenues increased $291,308 between the periods without any offset in the cost of revenues which is consistent with a procedures-based model.

•
We sold approximately $725,000 worth of additional domestic XTRAC lasers in the three months ended September 30, 2008 at higher margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 61% in 2008 compared to 56% in 2007.

•
We sold a greater number of XTRAC treatment procedures in 2008 than in 2007. An incremental treatment procedure sold to any particular customer carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

The primary reasons for the changes in gross profit and the gross margin percentage for the nine months ended September 30, 2008, compared to the same period in 2007 were as follows

•	An increase in depreciation of $394,400 included in the XTRAC Domestic cost of sales as a result of increasing the overall placements.

•	XTRAC Domestic deferred revenues decreased $16,304 between the periods without any offset in the cost of revenues which is consistent with a procedures-based model.

•
We sold approximately $1,339,000 worth of additional domestic XTRAC lasers in the nine months ended September 30, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 60% in 2008 compared to 64% in 2007.

•
We sold a greater number of XTRAC treatment procedures in 2008 than in 2007. An incremental treatment procedure sold to any particular customer carries negligible variable cost. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods presented below:

XTRAC Domestic Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$3,001,878	$2,025,148	$8,546,583	$6,048,000
Percent increase	48.2%		41.3%
Cost of revenues	1,620,060	1,091,233	4,534,644	3,384,280
Percent increase	48.5%		34.0%
Gross profit	$1,381,818	$933,915	$4,011,939	$2,663,720
Gross margin percentage	46.0%	46.1%	46.9%	44.0%

Gross profit increased for this segment for the three and nine months ended September 30, 2008 from the comparable periods in 2007 by $447,903 and $1,348,219, respectively. In addition to the overall higher revenues between the periods, other key factors for the increases were as follows:

•
XTRAC Domestic deferred revenues increased $291,308 between the three-month periods without any offset in the cost of revenues which is consistent with a procedures-based model. XTRAC Domestic deferred revenues decreased $16,304 between the nine-month periods without any offsetting reduction in the cost of revenues which is consistent with a procedures-based model.

•
We sold approximately $725,000 worth of additional domestic XTRAC lasers in the three months ended September 30, 2008 at higher margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 61% in the three months ended September 30, 2008 compared to 56% in the comparable three- month period in 2007. We sold approximately $1,339,000 worth of additional domestic XTRAC lasers in the nine months ended September 30, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were placements. The margin on these capital equipment sales was 60% in the nine months ended September 30, 2008 compared to 64% in the comparable six-month period in 2007.

•
The cost of revenues increased by $528,827 for the three months ended September 30, 2008. This increase is due to an increase in depreciation on the lasers-in-service of $87,500 and an increase in cost of revenues related to the laser sales of $271,300 over the comparable prior three-month period. In addition, there were increases in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues. The depreciation costs will continue to increase in subsequent periods as the business grows.

•
The cost of revenues increased by $1,150,364 for the nine months ended September 30, 2008. This increase is due to an increase in depreciation on the lasers-in-service of $394,400 and an increase in cost of revenues related to the laser sales of $590,300 over the comparable prior nine-month period. The depreciation costs will continue to increase in subsequent periods as the business grows.

•
Key drivers in increasing the fee-per-procedure revenue from this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, increase treatment revenue accordingly. Our clinical support specialists focus their efforts on increasing physicians’ utilization of the XTRAC laser system. Consequently procedure volume increased 30% from 27,858 to 36,079 billed procedures in the three months ended September 30, 2008 compared to the same period in 2007. Procedure volume increased 22% from 80,651 to 98,374 billed procedures in the nine months ended September 30, 2008 compared to the same period in 2007. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods presented below:

International Dermatology Equipment Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$1,096,853	$819,442	$2,963,031	$2,117,213
Percent increase	33.9%		39.9%
Cost of revenues	586,865	456,296	1,493,553	1,052,000
Percent increase	28.6%		42.0%
Gross profit	$509,988	$363,146	$1,469,478	$1,065,213
Gross margin percentage	46.5%	44.3%	49.6%	50.3%

Gross profit for the three and nine months ended September 30, 2008 increased by $146,842 and $404,265, respectively, from the comparable periods in 2007. The key factors for the increase were as follows:

•
We sold 16 XTRAC laser systems and 9 VTRAC lamp-based excimer systems during the three months ended September 30, 2008 and 14 XTRAC laser systems and 1 VTRAC system in the comparable period in 2007. Consequently, gross profit increased as a result of an increase in the volume of units sold. The gross margin percentage for the VTRAC is higher than the XTRAC.

•
We sold 44 XTRAC laser systems and 19 VTRAC lamp-based excimer systems during the nine months ended September 30, 2008 and 30 XTRAC laser systems and 10 VTRAC systems in the comparable period in 2007. Consequently, gross profit increased as a result of an increase in the volume of units sold. The gross margin percentage for the VTRAC is higher than the XTRAC.

•
International part sales, which have a higher margin percentage than system sales, increased for the three and nine months ended September 30, 2008 by approximately $27,000 and $149,000, respectively compared to the same period in 2007.

The following table analyzes the gross profit for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product revenues	$3,530,327	$2,894,905	$10,066,389	$9,085,312
Bulk compound revenues	96,000	96,000	256,000	336,000
Royalties	1,613	75,000	4,800	225,000
Total revenues	3,627,940	3,065,905	10,327,189	9,646,312

Product cost of revenues	1,220,594	835,336	3,247,138	2,699,497
Bulk compound cost of revenues	68,352	68,352	182,272	231,922
Total cost of revenues	1,288,946	903,688	3,429,410	2,931,419
Gross profit	$2,338,994	$2,162,217	$6,897,779	$6,714,893
Gross margin percentage	64.5%	70.5%	66.8%	69.6%

Gross profit increased for the three and nine months ended September 30, 2008 from the comparable periods by $176,777 and $182,886, respectively. In addition to higher revenues between the periods, other key factors for the increases were as follows:

•
The decrease in gross margin percentage is related to the product mix of revenues. For the three months ended September 30, 2008 and 2007 product revenues include $1,139,204 and $257,124, respectively, under a licensing agreement which are manufactured by a third-party supplier. The margin of these licensed products has a lower margin than other brands which we distribute.

•
For the nine months ended September 30, 2008 and 2007 product revenues include $2,247,038 and $257,124, respectively, of products which are manufactured by a third-party supplier in conjunction with a licensing agreement. The margin of these licensed products has a lower margin than other brands which we distribute.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while royalty revenues generated from licensees have no significant costs associated with this revenue stream.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$1,070,455	$1,112,176	$4,680,936	$3,730,107
Percent (decrease)/increase	(3.8%)		25.5%
Cost of revenues	573,785	686,135	2,765,182	2,315,088
Percent (decrease)/ increase	(16.4%)		19.4%
Gross profit	$496,670	$426,041	$1,915,754	$1,415,019
Gross margin percentage	46.4%	38.3%	40.9%	37.9%

Gross profit for the Surgical Products segment in the three and nine months ended September 30, 2008 compared to the same periods in 2007 increased by $70,629 and $500,735, respectively. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended September 30, 2008 decreased by $41,721 from the three months ended September 30, 2007 while cost of revenues decreased by $112,350 between the same periods. There were 11 less laser systems sold in the three months ended September 30, 2008 than in the comparable period of 2007. However, the lasers sold in the 2008 period were at higher prices than those sold in the comparable period in 2007. The increase in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the three months ended September 30, 2008 and 2007 were sales of $111,000, representing 7 systems, and $286,000, representing 19 systems, of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•
Revenues for the nine months ended September 30, 2008 increased by $950,829 from the nine months ended September 30, 2007 while cost of revenues increased by $450,094 between the same periods. There were 79 more laser systems sold in the nine months ended September 30, 2008 than in the comparable period of 2007. However, the lasers sold in the 2007 period were at higher prices than those sold in the comparable period in 2008. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the nine months ended September 30, 2008 and 2007 were sales of $1,870,000, representing 130 systems, and $686,000, representing 47 systems, of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers. The sales of diode systems included 100 sales due to our OEM arrangement. Despite the lower average sales price of the laser systems sold compared to the prior year, the higher manufacturing levels in 2008 caused better absorption of fixed overheads thereby lowering average unit costs resulting in a higher gross margin in 2008 compared to 2007.

•
Additionally there was a decrease in sales of disposables between the periods. Disposables, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 3% between the comparable nine-month periods ended September 30, 2008 and 2007.

Selling, General and Administrative Expenses

For the three months ended September 30, 2008, selling, general and administrative expenses increased to $6,209,101 from $5,377,955 for the three months ended September 30, 2007 for the following reasons:

•
The majority of the increase related to a $636,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, marketing programs and increased revenues which generate higher commission expense, particularly in the Domestic XTRAC and SkinCare segments.

For the nine months ended September 30, 2008, selling, general and administrative expenses increased to $18,459,602 from $16,523,894 for the nine months ended September 30, 2007 for the following reasons:

•
The majority of the increase related to a $2,400,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, marketing programs and increased revenues which generate higher commission expense, particularly in the Domestic XTRAC and SkinCare segments;

•	These increases were offset, in part, by a lawsuit settlement for reimbursement of legal costs of $345,000 and a decrease in option expense of $110,000.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2008 increased to $224,236 from $202,163 for the three months ended September 30, 2007. Engineering and product development expenses for the nine months ended September 30, 2008 increased to $881,268 from $603,636 for the nine months ended September 30, 2007. The increase for the nine months was due to meeting our financial sponsorship obligations in March 2008 for the severe psoriasis study by John Koo, MD, of the University of California at San Francisco, of $189,000. During the 2008 and 2007 periods, the engineers at the Carlsbad plant were primarily focused on manufacturing efforts, and therefore, their costs have been reflected in cost of goods sold.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2008 increased to $251,883, as compared to $141,562 for the three months ended September 30, 2007. Net interest expense for the nine months ended September 30, 2008 increased to $761,020, as compared to $379,947 for the nine months ended September 30, 2007. The change in net interest expense was the result of the interest earned on cash reserves in the three and nine months ended September 30, 2007 due to the equity financing in November 2006, which offset interest expense in those periods due to draws on the line of credit during the fourth quarter of 2007 and the first, second and third quarters of 2008. The following table illustrates the change in interest expense, net:

	Three Months Ended
	September 30, 2008	September 30, 2007	Change

Interest expense	$276,590	$236,728	$39,862
Interest income	(24,707)	(95,166)	70,459
Net interest expense	$251,883	$141,562	$110,321

	Nine Months Ended
	September 30, 2008	September 30, 2007	Change

Interest expense	$892,932	$700,383	$192,549
Interest income	(131,913)	(320,436)	188,523
Net interest expense	$761,019	$379,947	$381,072

Net Loss

The aforementioned factors resulted in a net loss of $1,787,505 during the three months ended September 30, 2008, as compared to a net loss of $1,652,972 during the three months ended September 30, 2007, an increase of 8.1%. The aforementioned factors resulted in a net loss of $5,936,669 during the nine months ended September 30, 2008, as compared to a net loss of $5,372,211 during the nine months ended September 30, 2007, an increase of 10.5%. The three months ended September 30, 2008 included a change in the loss on sale of discontinued operations of $131,186. The nine months ended September 30, 2008 included a loss on sale of discontinued operations of $414,658.

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended September 30,
	2008	2007	Change

Net loss	$1,787,505	$1,652,972	$134,533

Select major expenses included in net loss:
Depreciation and amortization	1,038,428	1,231,111	(192,683)
Stock-based compensation	382,228	395,058	(12,830)
Total select major expenses	$1,420,656	$1,626,169	($205,513)

	For the Nine months ended September 30,
	2008	2007	Change
Net loss	$5,936,669	$5,372,211	$564,458

Select major expenses included in net loss:
Depreciation and amortization	3,447,891	3,563,026	(115,135)
Stock-based compensation	1,087,699	1,197,150	(109,451)
Total select major expenses	$4,535,590	$4,760,176	($224,586)

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit and, more recently, occasionally from positive cash flows from operations.

At September 30, 2008, our current ratio was 1.54 compared to 2.20 at December 31, 2007. As of September 30, 2008, we had $7,511,538 of working capital compared to $13,705,775 as of December 31, 2007. Cash and cash equivalents were $6,808,793 as of September 30, 2008, as compared to $9,954,303 as of December 31, 2007. We had $78,000 and $117,000 of cash that was classified as restricted as of September 30, 2008 and December 31, 2007, respectively.

We believe that our existing cash balance together with our other existing potential financial resources and any revenues from sales and distribution, will be sufficient to meet our operating and capital requirements beyond the end of fourth quarter of 2009. The 2008 operating plan reflects anticipated growth from both increased fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2008 operating plan calls for increased revenues and profits from our Skin Care business, much of which will be based on new products recently introduced into the market.

On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility has a commitment term of one year, expiring on December 31, 2008. We account for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers and in their revenue streams. Each draw against the credit facility has a repayment period of three years, except for legacy components from GE and Leaf in the first draw. The facility was amended to permit us to make a fourth draw of $1.9 million in the third quarter of 2008; Life Sciences Capital did not participate in the fourth draw. The Company has used its entire availability under the CIT credit facility and is considering multiple written proposals, including from CIT, for additional debt financing, however, no assurance can be given that any such proposal will materialize on terms favorable to us. We also have proposal from Perseus, LLC to fund $5 million of working capital as part of the first tranche of the convertible debt contemplated for its acquisition of Photo Therapeutics. A summary of the terms and activity under the CIT credit facility is presented in Note 9, “Long-term Debt”, of the Financial Statements included in this Report.

Net cash and cash equivalents used in operating activities - continuing operations was $95,661 for the nine months ended September 30, 2008 compared to cash used of $1,450,090 for the nine months ended September 30, 2007. The decrease was mostly due to the increases in accounts payable and other accrued liabilities offset, in part, by increases in accounts receivables.

Net cash and cash equivalents used in investing activities - continuing operations was $4,082,859 for the nine months ended September 30, 2008 compared to $3,268,379 for the nine months ended September 30, 2007. This was primarily for the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years, in fact, the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents used in financing activities was $1,013,091 for the nine months ended September 30, 2008 compared to $201,005 for the nine months ended September 30, 2007. In the nine months ended September 30, 2008 we repaid $272,316 on the lease and term-note lines of credit, net of advances and $779,775 for the payment of certain notes payable and capital lease obligations.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three and nine months ended September 30, 2008, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2007 annual financial statements included in our Annual Report on Form 10-K. In addition, we have no significant off-balance sheet arrangements.

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three and nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2007 for descriptions of our legal proceedings.

In the matter brought by the Company in January 2004 against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, we appealed from the new judge’s grant of summary judgment to the defendants. All parties have filed their briefs with the Ninth Circuit of Appeals, and we continue to await a date for oral argument.

In the matter which Ra Medical brought against the Company in June 2006 for unfair competition and which the Company removed to the United States District Court for the Southern District of California, the Company has filed a new notice of appeal to the Ninth Circuit from the new judge's dismissal, among other things, of the Company's counterclaims of misappropriation. Our opening brief on appeal is currently due January 20, 2009. Ra Medical filed a motion for summary adjudication in the District Court on its sole claim that we had violated provisions of the California Health & Safety Code and thus violated Section 17200 of the California Business & Professions Code. The District Court has partially granted that motion, finding as a matter of fact which requires no further proof that we operated our business for a period of time without the required licensing under California law. The plaintiffs, however, failed to prove that the lack of such a license constituted unfair competition under Section 17200. We are in process of bringing our own motion for summary judgment that our actions did not amount to unfair competition under that section of the California Code.

In the patent infringement suit brought in November 2007, Allergan, Inc. brought an infringement suit under the Johnstone ‘105 patent against PhotoMedex, Inc., as well as against a number of other co-defendants, in the United States District Court for the Central District of California. Allergan has also amended its complaint, alleging that PhotoMedex and others have also infringed its US Patent No. 7,351,404, the Woodward ‘404 patent and that ProCyte Corporation infringes both the ‘105 and ‘404 patents. Discovery continues in the case at considerable cost. We understand that the co-defendant domestic supplier for a key ingredient in the product has settled with Allergan and undertaken to cease supplying such ingredient domestically to our licensor. We are concerned that this could disrupt, or interdict, our ability to be timely and reliably supplied with the product.

In the patent infringement action brought in February 2008 by Cardiofocus, Inc. against PhotoMedex, Inc., as well as against a number of other co-defendants, we have settled the matter with Cardiofocus on July 16, 2008, on terms fair and favorable to us.

In the patent infringement action brought by Bella Bella, Inc. against a number of companies, including PhotoMedex, Inc. and ProCyte Corporation, in the United States District Court for the Central District of California, plaintiff’s attorneys have allowed the case to be dismissed without prejudice on July 11, 2008.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, the above litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

In response to turmoil in the stock markets in October 2008, Nasdaq has suspended, until January 16, 2009, the enforcement of its minimum bid requirement. We expect that Nasdaq will issue a delisting notice to us on January 22, 2009 if we have not regained compliance by that time.

Consummation of the acquisition of Photo Therapeutics is contingent on obtaining financing for it. The proposed financing from Perseus is contingent on approval of our stockholders not only of the terms of that financing, but also of a reverse split of our shares and of an increase in the number of our authorized shares of common stock. We have filed a preliminary proxy with the SEC to effect these and other matters; the SEC has elected to review our proxy, and this review will have the likely effect of moving the necessary meeting of stockholders into 2009.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, realization of inventory, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc. Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

ITEM 5. Other Information

The SEC has elected to review our preliminary proxy filing, filed October 2, 2008. We are in the process of responding to the SEC’s comments. It will be impracticable to hold the Stockholders’ meeting in November 2008; it is uncertain whether we will be able to hold a meeting for non-routine matters by December 31, 2008.

ITEM 6. Exhibits

10.43	Asset Purchase Agreement, dated August 1, 2008, by and between PhotoMedex, Inc. and PRI Medical Technologies, Inc., filed August 4, 2008, on Form 8-K Current Report.
10.44	Purchase Agreement, dated August 4, 2008, by and among PhotoMedex, Inc., Photo Therapeutics Group Limited and Neil Crabb, filed August 4, 2008, on Form 8-K Current Report.
10.45	Securities Purchase Agreement, dated August 4, 2008, by and between PhotoMedex, Inc. and Perseus Partners VII, LP, filed August 4, 2008 on Form 8-K Current Report.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: November 7, 2008	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell President and Chief Executive Officer

Date: November 7, 2008	By:	/s/ Dennis M. McGrath
Dennis M. McGrath Chief Financial Officer