Form 10-K
period 2008-12-31
PHOTOMEDEX INC
filed 2009-03-20
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of our common stock as of June 30, 2008, was 63,032,207 shares, which does not reflect the 1-for-7 reverse split effected on January 26, 2009. The aggregate market value of the common stock held by non-affiliates (54,071,462 shares), based on the closing market price ($0.72) of the common stock as of June 30, 2008 was $38,931,453.

As of March 19, 2009, the number of shares outstanding of our common stock was 9,005,175, reflecting the 1-for-7 reverse split of January 26, 2009, including rounding up for fractional shares.

Table of Contents

i

Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation, (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements.

PART I

Item 1.	Business

We are a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. We were incorporated in the State of Delaware in 1987 under our former name, Laser Photonics, Inc.

Our business operates in four distinct business units: three in Dermatology and one in Surgical. Business units, or segments, are distinguished by our management structure, products and services offered, markets served or types of customers. In addition, on February 27, 2009 we acquired a fifth business segment – Photo Therapeutics. This segment is part of our Dermatology business, and is discussed below.

The Domestic XTRAC® segment derives revenues principally from procedures performed by dermatologists in the United States. Our XTRAC system is generally placed in a dermatologist’s office without any initial capital cost and then we charge a fee-per-use to treat skin disease. We also sell XTRAC lasers to customers, due generally to customer circumstances and preferences. Our International Dermatology Equipment segment, in contrast, generates revenues from the sale of equipment and replacement parts to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues primarily by selling physician-dispensed skincare products worldwide.

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals, surgery centers and doctors both domestically and internationally. We sold the Surgical Services segment in August 2008 and therefore have classified its operations as discontinued.

The XTRAC laser system is designed and manufactured to phototherapeutically treat psoriasis, vitiligo, atopic dermatitis and leukoderma. We have secured specific 510(k) clearances from the United States Food and Drug Administration to market the XTRAC laser system for treatment of these conditions. The XTRAC is approved by Underwriters’ Laboratories; it is also CE-marked, and accordingly a third party regularly audits our quality system and manufacturing facility. Our manufacturing facility for the XTRAC is located in Carlsbad, California.

Our Skin Care business markets products for skin health, hair care and wound care generally distributed by dermatologists and plastic surgeons. Most of these products incorporate proprietary copper and manganese peptide technologies. Our primary facility for the skincare business is located in Redmond, Washington.

The Domestic XTRAC and Skin Care products and services are marketed to physicians by a direct sales force and dedicated marketing department.

Our Surgical business is located in Montgomeryville, Pennsylvania. In the surgical business, we also develop, manufacture and market proprietary lasers and delivery systems for both contact and non-contact surgery. The Montgomeryville facility also serves as our corporate headquarters.

The Photo Therapeutics business markets non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. There are three facilities for this business, one in Carlsbad, CA and two in the United Kingdom.

Our Business Strategy: The Dermatology Businesses

Our short-term goal is to establish the XTRAC system as a preferred treatment modality for psoriasis and other inflammatory skin disorders through persuasive clinical evidence and widespread private healthcare reimbursement. Our longer-term goal is to be a world-class provider of the highest-quality, cost-effective, medical technologies. We may seek to acquire businesses or technologies that complement our long-term goal. The following are the key elements of our strategy:

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

Build Broad Consumer Awareness Program to Attract Those Not Currently Seeking Treatment.  Of the 7 million people in the United States who have been diagnosed with psoriasis, only about 1.5 million seek regular care. We believe that many do not seek care largely due to the frustration caused by the limited effectiveness, inconvenience and negative side effects of treatment alternatives other than treatment with the XTRAC system. We have expended funds in print, radio and internet advertising to educate this segment of the population about how our XTRAC system enables more convenient and effective psoriasis treatment.

Increase Installed Base of Our XTRAC Systems by Minimizing Economic Risk to the Dermatologists.  In the United States, we generally place our XTRAC system in dermatologists' offices on a fee-per-use basis to the physician. This creates an opportunity for dermatologists to utilize our system without any up-front capital costs, thereby eliminating the economic risk to them. Where economic circumstances are favorable, we may sell the laser system directly to dermatologists.

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

While the exact cause of the disease remains unknown, the emerging consensus among scientists and physicians characterizes psoriasis as an autoimmune medical disorder in which excessive "T" cell stimulation in skin cells activates an inflammatory response and excessive skin cell production. The disease causes the rate at which skin cells are produced and pushed to the outer skin layer to increase seven-fold, from every 28 days to every two to four days. The body cannot shed the skin cells fast enough and this process results in patches, or "lesions," forming on the skin's surface. Psoriasis cases are classified as mild (less than 2% of the body's surface area affected and usually localized on the knees, elbows, scalp, hands and feet), moderate (between 2% and 10% of the body's surface area affected and usually appearing on the arms, legs, torso and head) and severe (greater than 10% of the body's surface area affected and potentially involving all areas of the skin). Our initial target market is patients with mild to moderate psoriasis that represent 80% of all psoriasis cases. With the market introduction of the XTRAC Velocity™ model of the laser, we can also treat certain cases of severe psoriasis; certain private insurance carriers reimburse for treatment of patients who have up to 20% of the body surface area afflicted with psoriasis.

Our Solution for Psoriasis

The XTRAC 308-nanometer (nm) excimer laser is an effective treatment option for patients with stable localized mild-to-moderate plaque psoriasis (about 80% of psoriasis cases), especially for patients whose plaques are recalcitrant to topical therapy. We continue to believe our XTRAC system will become a preferred treatment modality for patients suffering from psoriasis. The XTRAC excimer laser offers numerous benefits to the patient, the physician, and the third-party insurance payer, including:

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

•
The acceptance of this procedure has been established by the American Medical Association through the establishment of three specific Codes of Procedural Terminology (“CPT”) codes describing this procedure (96920, 96921 and 96922), as well as the establishment of Relative Value Units adopted by Center for Medicare and Medicaid Services (“CMS”). Since 2003, rates set by CMS have generally trended upward.

•
Numerous private payers and CMS carriers have recognized the clinical and economic merits of excimer laser treatment and have adopted medical coverage policies endorsing its use. In addition, approximately 140,000 excimer laser psoriasis procedures have been performed in the United States in 2008, approximately 113,000 in 2007, 89,000 in 2006, 60,000 in 2005 and 53,000 in 2004. These statistics do not include procedures performed in the United States on XTRAC lasers we have sold. As of December 31, 2008, we had more than 500 XTRAC lasers in the fee-per-use program, and have sold more than 100 XTRAC lasers to physician-customers.

Our Solution for Vitiligo

In March 2001, the FDA granted 501(k) clearance to market our XTRAC system for the treatment of vitiligo. In 2006, we secured exclusive rights to U.S. Patent No. 6,979,327 from the Mount Sinai School of Medicine. The patent covers, among other things, treatment of vitiligo by means of an excimer laser system. Vitiligo is a disease in which the skin loses pigment due to destruction of the pigment cells, causing areas of the skin to become lighter in color than adjacent healthy skin.. Between 1% and 2% of the population suffers from the condition, and there is no known cure. The principal conventional treatments for symptoms are PUVA radiation and, to a lesser extent, topical steroids and combination therapies. According to the National Vitiligo Foundation, or NVF, the cost of PUVA treatments, over a 12 to 18 month period, can run $6,000 or more and involve 120 clinic visits. Moreover, according to the NVF, current conventional treatment methods are unsatisfactory and many patients tend to lose the pigment they were successful in gaining through PUVA therapy.

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

Our XTRAC System

Our XTRAC system combines the technology of an excimer laser, or "cold" laser system (already in use for a variety of medical and cosmetic treatments), with the use of ultraviolet light therapy. The XTRAC system applies a concentrated dose of UVB radiation directly to diseased skin at a higher intensity than traditional ultraviolet light therapy. Our XTRAC system utilizes a 308-nm light wavelength, which studies have shown to be the optimal wavelength to treat psoriasis effectively. Our XTRAC system consists of the laser, which is mobile, and a hand piece attached to the laser by a liquid light guide or by a fiber optic cable, which are designed to permit direct application of the ultraviolet light and an aiming beam to psoriasis-affected skin. The XTRAC comes optionally with an adjustable hand-piece that can decrease the spot size of the operating beam to permit precise, operator-controlled irradiation of tissue. We also provide a touch-control option on the handpiece. Our latest model of the XTRAC is the XTRAC Velocity™ excimer laser (model AL 10000): it is faster, more powerful and has better diagnostics than previous models and therefore is well-suited to tackling patients with severe psoriasis. The XTRAC Velocity has made its market debut at the annual meeting of the American Academy of Dermatology in March 2009.

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

•
subjects were successfully treated for psoriasis in the hinged body areas (knees and elbows), which have proven the most difficult for other alternative therapies to demonstrate any significant remedial impact.

In the following years, we received clearance to market our XTRAC system for the treatment of vitiligo, atopic dermatitis leukoderma. Overall, more than 45 clinical publications have validated the clinical efficacy of our phototherapy treatments for the cleared indications of use and have advanced our insurance reimbursement process.

Domestic Commercialization of Our XTRAC System

For the past six years, we have sought to clear the path for the roll-out of the XTRAC system in dermatology. In 2000, the technology, which was originally designed for cardiology applications, was found to have significant therapeutic advantages for psoriasis patients who were treated with the UVB light emitted from the excimer-based laser system. For the first two years following such discovery, we invested in establishing the clinical efficacy of the product and mechanical reliability of the equipment. Starting in 2002, under the technical leadership of Jeffrey Levatter, Ph.D., our chief technical officer, we made numerous improvements and corrections to the design of the XTRAC laser system. Over the last six years we have pursued - and in most regions, have substantially achieved - widespread health insurance reimbursement.

We believe, based on our analysis, that the XTRAC system may become a preferred treatment modality for patients afflicted with psoriasis. Although existing treatments provide some relief to psoriasis sufferers, they are inconvenient and may involve negative side effects. We believe that our proprietary XTRAC system will enable more effective and convenient treatment with minimal side effects.

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

In the United States, we are commercializing our XTRAC system in a manner designed to provide a recurring revenue stream not only to us, but also to the attending dermatologists, who would otherwise refer the patient for alternative treatment and thereby forego associated revenues for their practice. Although on occasion we may sell the laser outright to a dermatologist, typically we place units in the offices of dermatologists with high-volume psoriasis practices at no up-front capital cost to the dermatologists. We own the equipment and charge the dermatologist on a fee-per-treatment basis for the use of the XTRAC system. Dermatologists generally take delivery of our XTRAC system under the terms of our standard usage agreement. Our agreements generally provide the dermatologist with a purchase option. Under the terms of the usage agreement, title to the lasers remains in our name. There is generally no fixed amount that is to be paid over pre-set intervals of time by a dermatologist. We reserve the right to remove the laser unit from a dermatologist’s office if the parties’ economic expectations from the onset of the placement are not borne out.

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

We promote our XTRAC system through trade shows, advertising in scientific journals, industry magazines, radio, TV and newsprint, as well as direct mail programs. Our marketing campaign has been designed to accelerate market acceptance of our XTRAC system by increasing physician and patient awareness for our new technology, at times with direct-to-consumer advertising initiatives. We also have initiated a best practices program, whereby we facilitate the exchange of clinical and business information among our customer physicians.

International Commercialization of Our Dermatology Equipment

Our international dermatology equipment marketing plan is based on the sale of our XTRAC system and the VTRAC® system through independent, exclusive distributors. We have relationships with distributors and end users in more than 30 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of South America.

Skin Care

General

Our Skin Care division, ProCyte, generates revenues primarily from the sale of skin health, hair care and wound care products. We also have revenues, though to a markedly lesser degree than in the past, from the sale of copper peptide compound in bulk and from royalties on licenses for the patented copper peptide compound. ProCyte’s focus since 1996 had been to bring unique products to selected markets, primarily based on patented technologies such as GHK and AHK copper peptide. We currently sell products directly to the dermatology, plastic and cosmetic surgery, and medical spa markets. We plan to expand the use of our novel copper peptide technologies into the mass retail market for skin and hair care through specifically targeted technology licensing and supply agreements.

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

We launched the successful Neova® Therapy line of anti-aging products in response to demand from physician customers for a comprehensive approach to medically directed skincare. The Neova Therapy line of GHK Copper Peptide Complex® products showcase elegant moisturizers and serums complemented by supporting cleansers, toners, and masks for an integrated approach to anti-aging skincare. We have sought to add new products to the product line each year. In 2007, we expanded our manganese peptide offerings with an anti-aging product that provides the benefits of hydroquinone without the risks. Also added to our products were a line of facial peel products and an eyelash conditioner. In 2007 and 2008, we licensed marketing rights for MD Lash Factor® eyelash conditioner for marketing to the physician market. Since January 2009, we have discontinued marketing MD Lash Factor conditioner, a licensed product, and replaced it with our internally developed, safe and efficacious Neova Advanced Essential Lash™ eyelash conditioner, which is peptide-based.

Our line of advanced sun protection products, marketed under the brand names of Ti-Silc® and Z-Silc®, are recommended by dermatologists and plastic surgeons to assist in the prevention of sun exposure that can lead to a number of problems including age spots, hyperpigmentation, premature aging and melanoma.

Hair Care.  Since 1998, we have marketed our Tricomin® line of hair care products (Tricomin Shampoos, Conditioners and Follicle Therapy Solution) as a program for the maintenance of thinning hair in men and women. Hair follicles require high concentrations of biological copper and the Tricomin products deliver copper along with amino acids for nourishing and stimulating the hair and scalp for improved health, strength and appearance. We call this the Triamino Nutritional Copper Complex™. These products provide physicians with a non-drug alternative to the problem of thinning hair care for their patients. We also sell Tricomin products directly via the internet. We are currently working on the next generation of products to increase the effectiveness of the Triamino Copper Nutritional Complex™ delivery.

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

We have operated under a worldwide license agreement with Neutrogena Corporation, a Johnson & Johnson Company (“Neutrogena”), for worldwide use of our patented copper peptide technology in products for skin health in the mass retail market. Our current license agreement (the “Neutrogena Agreement”) continues until April 2010. Neutrogena develops, manufactures and markets skin and hair care products domestically and internationally. Neutrogena launched its two initial products using our technology under the brand name of Visibly Firm™ with Active Copper™ in April 2001. Since that time, it has continued to add new products using ProCyte’s patented copper peptide technology. We receive royalty payments, based on product sales by Neutrogena and revenue from the sale of the copper peptide compound used in Neutrogena’s products.

In July 2007, we obtained a marketing license for MD Lash Factor® eyelash conditioner. The license is for 5 years and gives us, among other things, exclusive rights to market this cosmetic conditioner to physicians in the United States. Since January 2009, we have discontinued marketing MD Lash Factor conditioner under the terms of an agreement with Allergan, Inc. in settlement of certain patent litigation. We replaced it with our internally developed, safe and efficacious Neova Advanced Essential Lash™ eyelash conditioner, which is peptide-based.

Our Business Strategy: Surgical Products

We engage in the development, manufacture and sale of surgical products, including proprietary free-beam and Contact Laser™ Systems for surgery. We introduced Contact Laser surgery by combining proprietary Contact Laser Delivery Systems with an Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. Our Contact Laser Delivery Systems can be used effectively with any wavelength of laser between 532nm and 1064nm, including the KTP laser (532nm), diode laser (various wavelengths) and Nd:YAG laser (1064nm). We are currently marketing such products under the trade name PhotoMedex Surgical Products.

Our proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. Through our Contact Laser Delivery Systems, we are able to produce a wide range of temperature gradients, which address a broad range of surgical procedures within multiple specialties. Our multiple-specialty capability reduces a hospital’s need to purchase several lasers to meet its specialists’ varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control that our Contact Laser Delivery Systems provide, are our primary competitive strengths in surgical products.

Our LaserPro® Diode laser system has replaced the Nd:YAG laser as the preferred host laser for our Contact Laser Delivery Systems. On the other hand, our LaserPro® CTH holmium laser system and our LaserPro® CO2 laser system have generated few sales and served primarily in our Surgical Services business, which we sold in August 2008 to PRI Medical Technologies (“PRI Medical”). We have suspended manufacturing the holmium and CO2 laser systems, pending whether PRI Medical elects to order such lasers; however, we shall, at the request of PRI Medical, service the LaserPro holmium and CO2 lasers that we sold and continue to manufacture and provide delivery systems for the holmium lasers.

We believe our surgical revenues will continue to be generated primarily from:

•           the sale of Contact Laser Delivery Systems and related accessories; and

•           the sale of Diode laser units.

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

Laser Probes and Laser Scalpels.  Our proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire or fused silica and have high mechanical strength, high melting temperature and appropriate thermal conductivity. Most of these Laser Probes and Laser Scalpels use our proprietary Wavelength Conversion Effect treatments. We offer more than 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Our Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue effect desired. Additionally, but at much lesser volumes, we market side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels can be re-sterilized and reused. Within the family of probes and scalpels is the patented Sinu-Clear® probe, which provides effective relief for disorders and conditions of the sinus cavities.

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

We market the LaserPro CTH holmium laser unit for use with fiber-optic laser delivery systems. The laser unit delivers 20 watts to tissue, and includes a variable-speed foot pedal for improved control of energy. It has a superior duty cycle; its delivery systems are re-useable. The LaserPro CO2 laser unit can provide up to 40 watts of power to tissue at a wavelength of 10,600-nm. The CO2 laser is readily transportable and has been designed for dependable use. This laser was also designed to work seamlessly with a line of premiere CO2 accessories, including the Unimax® micromanipulator (“Unimax”), which we acquired from Reliant Technologies. Our LaserPro® CTH holmium laser system and our LaserPro® CO2 laser system have served primarily in our Surgical Services business, which we sold in August 2008 to PRI Medical Technologies. We have suspended manufacturing the holmium and CO2 laser systems, pending receipt of orders from PRI Medical for such lasers; however, we shall, at the request of PRI Medical, service the LaserPro holmium and CO2 lasers that we sold and continue to manufacture and provide delivery systems for the holmium lasers. On the other hand, we are not discontinuing the Unimax as we are seeing increasing sales from the Unimax micromanipulator for use on CO2 laser systems manufactured by other companies.

We manufacture virtually all of our laser systems and laser delivery systems  at our Montgomeryville, Pennsylvania facility. The raw materials we use are generally available in adequate supply from multiple suppliers. We obtain all of our partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. We perform materials processing and final assembly on the Laser Probes and Laser Scalpels using proprietary treatment processes. We also manufacture the fiberoptic delivery systems, with and without handpieces. A domestic supplier manufactures our sterile gas and fluid cartridge systems on an exclusive basis in accordance with our specifications.

Irrigation and Suction System.  We manufacture ClearESS®, which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery.

Surgical Services

Surgical Services was a fee-based procedures business using mobile surgical laser equipment operated by our technicians at hospitals and surgery centers in the United States. After preliminary investigations and discussions, our Board of Directors decided on June 13, 2008 to develop plans for implementing a disposal of the assets and operations of the business. We accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, we entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. See Note 2, Discontinued Operations.

Photo Therapeutics (acquired on February 27, 2009)

We acquired Photo Therapeutics, Inc. and Photo Therapeutics Limited (collectively, “PTL”) on February 27, 2009. The following is a summary of the business conducted by our PTL segment.

General

Our PTL light emitting diode (“LED”) products compete in the professional aesthetics device market for LED aesthetic medical procedures. In addition, we have recently developed a line of consumer devices to address the home-use market opportunity. The FDA has issued OTC clearances for our two hand-held consumer devices.

Our PTL segment is a developer and provider of non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. Since its founding in 1998, PTL has built a portfolio of independent, experimental research that supports the efficacy and safety of its Omnilux™ technology system. Based on a patented technology platform comprised of a unique LED array, this technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Importantly, since this technology generates no heat, a patient feels no pain or discomfort which results in improved regime compliance and likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today.

To date, PTL has incorporated this technology offering into a range of products targeting both the professional based sector and the larger home-use market. Therefore, our PTL segment’s current portfolio of products is divided into three types: professional products comprising the Omnilux systems for the medical market; the Lumiere™ systems to address the non-medical professional market; and home-use products to address the consumer market.

Products

Omnilux Product Offering. Our proprietary technology platform is based on the principles of photo bio-modulation and photo-dynamic therapy rather than photo-thermolysis employed by laser and Intense pulsed light (“IPL”) systems. Specifically, our Omnilux technology delivers a specific dose of pure light that positively affects the skin's cellular and biochemical characteristics, resulting in improved skin morphology. Conversely, photo-thermolysis involves the delivery of high-intensity, non-specific heat and light energy that arbitrarily destroys skin cells. In this instance, any improvement in skin morphology is dependent upon a correct and complete wound healing response.

In addition to the perceived clinical benefits of employing photo-modulation rather than photo-thermolysis techniques, our Omnilux systems further address the disadvantages of lasers and IPL systems. Namely, Omnilux is a highly efficient, non-laser continuous light source and therefore does not require the large and cumbersome power supplies and the associated cooling systems, nor are highly trained personnel required to operate the technology.

Our Omnilux technology is comprised of a single base platform device, onto which one of three heads can be attached and operated, namely Omnilux Blue, Omnilux Revive or Omnilux Plus. Each of the three heads delivers a different wavelength of pure band light, each clinically proven to promote photo bio-modulation with differing clinical effects, either alone or in combination (including photo-dynamic therapy) with additional Omnilux treatment regimes, or additional aesthetic treatments such as Botox or peels.

While each Omnilux head can be used as a sole photo-modulator or, in the case of Omnilux Blue and Omnilux Revive, as a photo-dynamic therapy device, we believe that when used in combination, a far greater clinical result can be obtained across a wider range of dermatological indications. This has allowed us to enhance our product acceptance by professionals, who now frequently purchase all three heads at once with the base unit, rather than one or two heads for isolated treatment regimes.

Non-Medical Product Offering. Lumiere light therapy was approved by the FDA for sale to non-medical customers in 2004, and was launched in November of that year to the US indoor tanning market. This floor-standing version of the Omnilux Revive is designed for self-use by a customer either at the salon or at home, typically in combination with custom-made cosmetic products, to deliver "clearing", "firming" or "repairing" regimes.

Home-Use Product Offering. Omnilux is a highly efficient, non-laser, continuous light-source and therefore does not require large and cumbersome power supplies and the associated cooling systems. This has made PTL’s patent-protected LED system ideally suited for miniaturization, and conversion into hand-held, home-use, self-administering devices. PTL has completed the development of the Omnilux New-U™ for wrinkle reduction and the Omnilux Clear-U for acne reduction. Each device has received FDA OTC clearance. Having successfully completed clinical trials and selected a US manufacturing partner, we have fully launched the Omnilux New-U™.

We have commenced distribution of the New-U™ through N.V. Perricone M.D. (“Perricone”), a leader in the prestige beauty market. Perricone has introduced the New-U in conjunction with its cosmeceuticals under its LIGHT Renewal™ treatment regime. Perricone skincare products are sold in many high-end skincare outlets such as Sephora, Nordstrom and Bloomingdale’s. In addition, we have entered into an agreement with CVS/pharmacy to distribute the New-U in the Healthy Skin Centers found in nearly 600 of its stores.

Technology

Our PTL technology was developed through 15 years of research into the photobiology of the skin. We have a library of clinical data and a new generation of phototherapeutic treatments for the treatment of skin diseases such as cancer and acne. New technologies were developed to realize the full potential of these new modalities, which previously had only been possible with costly light sources such as lasers. Our PTL products incorporate solid-state matrix integration, aerospace technologies and high-density turbulent cooling. This enables the replacement of traditional products, with using liquid cooling, with a much more cost-effective and simplified air-cooled design, to deliver a far more effective range of patent-protected products.

Our PTL products incorporate the use of proprietary "High Intensity Solid- State LED Technology," or a custom-built matrix of narrow-band LEDs. This design offers medical practitioners and home users a new and powerful tool, which is both extremely flexible and versatile for a wide range of cosmetic and medical procedures.

Sales and Marketing

As of March 19, 2009, our sales and marketing organization consists of 78 full-time positions. Of the 78 sales personnel, they are directed to sales as follows: 75 in Domestic XTRAC, Skin Care and Photo Therapeutics and 3 in International Dermatology Equipment and Surgical Products.

Our sales organization provides consultation and assistance to our customers on the effective use of our products, whether in phototherapy or surgery. The consultative sales effort varies depending on many factors, including the nature of the specialty involved and complexity of the procedures. We believe that maintaining this consultative effort allows us to develop a long-term relationship with our customers.

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

Our sale and post-sale support personnel includes regional managers and clinical support specialists and marketing and technical personnel. We train our sales personnel in the utilization of our products and services, which allows them to provide clinical consultation regarding safety, efficacy and clinical protocols. Our marketing and technology personnel provide our link to the customer to create innovative solutions and identify new applications and product opportunities. In some areas of the United States, we use independent distributors to provide this support for surgical products.

We sell our surgical products to hospitals and surgery centers as well as to individual practitioners. We design our products to be cost-effective and, where applicable, to be accessible and easy to use with various other technologies or products. Our marketing efforts include activities designed to educate physicians, nurses and other professional staff in the use of our products.

We sell our PTL products through a distributor network consisting of distributors operating in more than 25 countries. We provide our distributors with sales and marketing tools, technical and clinical training, and promote international clinical trial activity. We work closely with its distributors on marketing and branding efforts and approve all marketing material. Distributors are also required to attend industry exhibitions and invest in service equipment. Minimum sales commitments must be maintained in order to retain exclusivity.

Manufacturing

We manufacture our eximer products at our 8,000 sq. ft. facility in Carlsbad, California; we have also leased another facility of approximately 6,000 sq. ft. that is nearby. We manufacture our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We substantially outsource the manufacturing of our Skin Care products to OEM contract manufactures. Our facility in Redmond, Washington is the final assembly center and primary warehouse for our skincare products, and likewise is operated in conformance with FDA Quality System.

We manufacture most of our own components and utilize certain suppliers for the manufacture of selected standard components and subassemblies, which are manufactured to our specifications. Most major components and raw materials, including optics and electro-optic devices, are available from a variety of sources. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our instruments are manufactured in accordance with FDA Quality System Requirements and the comparable requirements of the European Community and other countries, including for example Japan and Canada.

We currently out-source the manufacturing of our PTL products. The professional product offerings are currently manufactured by an OEM manufacturer in the UK with tooling provided and owned by us. We believe that the manufacturing capacity of this supplier is more than adequate for anticipated demand. Quality control is performed at the OEM manufacturer and at our PTL facilities in the UK and the US. The hand-held devices and the consumable products are manufactured by an OEM manufacturer in Carlsbad, CA. We are currently reliant on a single supplier for LEDs. We have not had any difficulties in product supply to date but we are actively seeking an alternate supplier.

Research and Development

As of March 19, 2009, our research and development team included five full-time research employees and ten engineers. We conduct research and development activities at four of our facilities. Our research and development expenditures were approximately $1.1 million in 2008, $0.8 million in 2007 and $1.0 million in 2006.

Our research and development activities are focused on:

•	the application of our XTRAC system to the treatment of inflammatory skin disorders;

•	the development of complementary devices to further improve the phototherapy treatments performed with our XTRAC and other light-based systems;

•	the development of new lines of phototherapy products for medical treatments;

•	the development of new skin health and hair care products;

•	the improvement of surgical products through tissue-effect technologies that include laser and non-laser based technologies focused on improving our product offerings;

•	the development of new lines of delivery systems for medical treatments; and

•	the development of additional products and applications, whether in phototherapy or surgery, by working closely with medical centers, universities and other companies worldwide.

Patents and Proprietary Technologies

We intend to protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Patents and other proprietary rights are an element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by improvements on the inventions embodied in the expiring patents. The patents in our Skin Care segment relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications, and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of March 19, 2009, we have more than 100 domestic and foreign issued patents, which serve to help protect the technology of our businesses in phototherapy, skin health and hair care, and surgical products and services. To the same purpose, we have 30 patent applications pending in the United States and abroad.

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

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skin care products. Accordingly, we have registered more than 40 of our trademarks in the United States. We have 140 other registrations for our skincare products in foreign jurisdictions.

Government Regulation

Our products and research and development activities are regulated by numerous governmental authorities, principally the Federal Food and Drug Administration, “FDA”, and corresponding state and foreign regulatory agencies. Any device manufactured or distributed by us will be subject to pervasive and continuing regulation by the FDA. The United States Food, Drug and Cosmetics Act, “FDA Act”, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use and promotion of medical devices and drugs, including our XTRAC system, surgical lasers and other products currently under development by us. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

In the United States, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA's good manufacturing practices, and quality system regulations. Class II devices are subject to general as well as special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to existing legally marketed devices.

Before a new medical device can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the Food and Drug Modernization Act of 1997, or the FDA Act, or through a pre-market approval application under Section 515 of such FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device or certain Class III devices. We have received FDA 510(k) clearance to market our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma. Additionally, the FDA has issued clearances to commercially market our Contact Laser System, including the laser unit, Laser Probes and Laser Scalpels and Fiberoptic Delivery Systems, in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardio-thoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances or were otherwise permitted to be used in such areas. The range of clearances for our Diode laser system is similar to the range of clearances for the CLMD Nd:YAG laser systems. We have also received FDA clearance under Section 510(k) to market our CO2 laser system and our holmium laser system, including the laser unit and fiberoptic delivery systems. In October 2008, we received 510(k) clearance for laser lipolysis to be performed with our 980 nm diode laser.

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions. In August 2003, the FDA granted 510(k) clearance for modifications that had been made to the XTRAC laser, which we have marketed as the XTRAC XL Plus excimer laser system. In October 2004, the FDA granted clearance for the Ultra™ (AL 8000) excimer laser system. In March 2008, we received 510(k) clearance for the XTRAC Velocity™ (AL 10000) excimer laser system.

A pre-market approval application may be required if a proposed device is not substantially equivalent to a existing legally marketed Class I or II device, or for certain Class III devices. A pre-market approval application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests and laboratory and animal studies. In addition, the submission must include the proposed labeling, advertising literature and any training materials. The pre-market approval process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

As to our cosmetic products in the Skin Care business segment, the FDA Act, and the regulations promulgated thereunder, and other federal and state statutes govern the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products as well. Our products and product candidates in the Skin Care segment may be regulated by any of a number of divisions of the FDA and in other countries by similar health and regulatory authorities. The process of obtaining and maintaining regulatory approvals for the manufacturing or marketing of our existing and potential skin care products is costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to clinically test, manufacture or market products.

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

In 2008, we continued our efforts to secure private, third-party reimbursement in our domestic XTRAC business segment. We secured favorable reviews by BlueCross or BlueShield affiliates in California, Arizona, Massachusetts and Tennessee, which now essentially provides comprehensive coverage throughout the United States Blue Cross/Blue Shield Plans. Many private plans key their reimbursement rates to rates set by the Centers for Medicare and Medical Services under three distinct CPT codes based on the total skin surface area being treated. The national rates are presently:

• 96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2008 national payment of approximately $160.14 per treatment;

• 96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2008 national payment of approximately $156.89 per treatment; and

• 96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2008 national payment of approximately $232.27 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

In addition to Medicare and Medicaid, consistent domestic private healthcare reimbursement is critical for significant growth in XTRAC system procedures. There were more than 140,000 XTRAC procedures in 2008, 113,000 XTRAC procedures in 2007, 89,000 XTRAC procedures in 2006, 60,000 XTRAC procedures in 2005 and more than 50,000 XTRAC procedures in 2004 with the majority being covered by third-party reimbursement. Historically, it has been our belief that a rapid increase in widespread adoption of private healthcare reimbursement was being thwarted by a perception that the XTRAC therapy, although widely publicized as clinically safe and efficacious, was not economically cost-effective compared to other existing therapies. We sponsored the completion of an economic and clinical study to review the clinical and economic effectiveness of the XTRAC laser as a second-step therapy for the treatment of psoriasis. The conclusions of the study were: there is no additional cost of adding XTRAC as second-line therapy in a managed care plan; XTRAC is a cost-effective second-line treatment for mild-to-moderate plaque psoriasis; XTRAC provides the greatest number of treatment-free days in one year among all therapies, except for intralesional corticosteroid injections (“ICI”); XTRAC has the lowest cost per treatment-free-day, with the exception of ICI; XTRAC has the lowest cost per remission day among all phototherapies; and XTRAC has the highest number of remission days among all therapies. The results of this study were compiled in a data compendium and distributed to all the major health insurers; the results have also been published in a peer-review journal. From 2005 through 2008 substantive progress was made in connection with obtaining approvals for covering medically necessary targeted UVB therapy for psoriasis.

Competition

The market that our XTRAC system competes in is highly competitive. We compete with other products and methodologies used to treat the symptoms of psoriasis, vitiligo, atopic dermatitis and leukoderma, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system will favorably compete with alternative treatments for these disorders primarily on the basis of its effectiveness, as well as on the basis of the lower out-of-pocket costs. Market acceptance of our XTRAC system treatment for these diseases is dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as a preferred treatment modality. In addition, all or a portion of patient costs for many of the alternative treatments are paid or are reimbursable by health insurance coverage or other third-party payers, such as Medicaid and Medicare. Patient costs for treatments utilizing our XTRAC system may not be initially eligible for health care coverage or reimbursement by third-party payers until such payers approve reimbursement. This may cause some patients or physicians to choose alternative treatments offered by our competitors that are eligible for such coverage reimbursement.

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

Various other companies are now marketing laser-based phototherapy treatment products. In addition to one company that has received FDA clearance to market an excimer laser for the treatment of psoriasis in the United States, there have been at least three foreign-based companies which market an excimer laser for the treatment of skin disorders outside of the United States. Other devices include pulse-dye lasers, lamp-based systems, intense pulsed systems and standard UVB systems using fiber-optic delivery systems. We expect that other devices will enter the market as well. All of these technologies will continue to evolve with time. We cannot say how much these technologies will impact us, but we anticipate that most competitors that enter the US market will not use a fee-per-procedure model but will use an outright sales model, and will likely sell not on claims of superior quality, but on claims of lower prices and possibly better economic returns. In part, the economic returns of such non-laser systems may be based on the incorrect application of laser reimbursement codes to non-laser systems. Non-laser systems are typically reimbursed at substantially lower rates.

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

Our PTL LED products likewise face substantial competition. PTL competes on quality of design, manufacture and clinical research. In addition PTL has a broad intellectual property position which will deter companies with LED products from entering the market.

Employees

As of March 19, 2009, we had 171 full-time employees, which consisted of 3 executive officers, 13 senior managers, 75 sales and marketing staff, 37 people engaged in manufacturing of lasers, 11 customer-field service personnel, 4 people engaged in research and development, 7 engineers and 21 finance and administration staff. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Item1A.	Risk Factors

The following discussion of risk factors contains forward-looking statements as discussed on page 1. These risk factors may be important to understanding any statements in this Report or elsewhere. Our business routinely encounters and addresses risks, some of which may cause our future results to be different – sometimes materially different – than we presently anticipate.

Risks Related to Our Business

We have a history of losses, entertain the possibility of future losses and cannot assure you that we will become or remain profitable.

Historically, we have incurred significant losses and have had negative cash flows from our phototherapy operations. Our surgical products business also has generated losses in recent years. To date, we have dedicated most of our financial resources to research and development and selling, general and administrative expenses. As of December 31, 2008, our accumulated deficit was approximately $105.3 million.

Our future revenues and success depend significantly upon acceptance of our excimer laser systems for the treatment principally of psoriasis, but also of vitiligo, atopic dermatitis and leukoderma. Our XTRAC system for the treatment of these conditions generates revenues, but those revenues are presently insufficient to generate consistent, positive cash flows from our operations in the two XTRAC-related business segments. Our future revenues and success also depend on the continued growth of the revenue from the skin health and hair care products of our skincare business, revenue stability within our surgical products business and growth from our PTL products in the consumer market. Our ability to market our products and services successfully and the expected benefits to be obtained from our products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

We intend to scale our expenditures in 2009 to expected and realized revenues, but there can be no assurance that we shall realize on expected revenues from our established business segments or from the business of PTL, which must be integrated into our business plan and developed. Neither can we assure that we shall not incur operating losses. In the event that such growth is less than forecasted in our 2009 operating plan, management has developed contingency plans to reduce our operating expenses.

However, in any case, there can be no assurance that we will be able to maintain adequate liquidity to allow us to continue to operate our business or prevent the possible impairment of our assets. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

We may fail to meet the ongoing Nasdaq listing requirements.

If our stock price falls below $1.00 for more than 30 consecutive trading days again, or if we fail to satisfy any other Nasdaq listing requirements, our common stock could be delisted from Nasdaq. We were on Nasdaq’s watch list twice in 2008. After we had effected the 1-for-7 reverse stock split on January 26, 2009, the stock price rose substantially and we were taken off the Nasdaq watch list.

While Nasdaq has suspended the minimum price requirement, we do not expect that such suspension will be permanent. If we are put on Nasdaq’s watch list again and not taken off, we may be de-listed from Nasdaq. If we are not able to find an alternate listing, we would be in default under the Securities Purchase Agreement (“SPA”) with Perseus Partners VII, L.P., an investment fund managed by Perseus, L.L.C. (the “Investor”), and such a default would result in cross-default under the CIT facility, which would give our lendors the right to require all outstanding amounts to be paid immediately.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all.

We have historically financed our activities through working capital provided from operations, the private placement of equity securities and from lines of credit. We believe that our cash balance and other existing financial resources, and revenues from sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements beyond the second quarter of 2010. However, we may have to raise substantial additional capital if:

•	renewal of debt financing for capital expenditures cannot be obtained;

•	operating losses continue, because anticipated demand for the dermatology products, including our PTL products, does not meet our current expectations;

•	we fail to maintain existing, or develop new, customers or corporate partners for the marketing and distribution of our skincare products;

•	we need to maintain or accelerate favorable, but costlier, growth of our revenues;

•	changes in our research and development plans necessitate unexpected, large future expenditures;

•	the Investor does not convert its note, thereby obliging us to have funds to pay the note off; or

•	costs to defend existing and unknown future litigation exceed our current planned resources.

We must secure the Investor’s consent to incur debt financing. To raise additional equity financing, we must first offer our terms to our Investor, and if the Investor declines, such terms, then we have 30 days in which to pursue subscriptions and another 30 days in which to consummate the subscriptions.

Uncertainty in the global credit markets could adversely affect our ability to obtain financing, and we cannot assure you that such financing will be available on favorable terms or at all.

The global credit markets have recently experienced significant dislocations and liquidity disruptions, which, among other things, have caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance our existing debt on favorable terms or at all, which could negatively affect our ability to fund current operations, as well as future acquisitions and development. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. The uncertainty in the credit markets could also make it more challenging for us to carry out our financing objectives, and federal legislation enacted to alleviate the current disruptions in the financial markets could have an adverse affect on our ability to raise other types of financing.

In addition, if we raise additional financing via issuance of securities, such future issuance of our securities may result in substantial dilution to existing stockholders. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan for the XTRAC system ; skincare products and our PTL products;

•	expand our manufacturing facilities, if necessary, based on increased demand for the XTRAC system or other surgical products or new skincare products, which may be introduced;

•	take advantage of future opportunities, including synergistic acquisitions;

•	respond to customers, competitors or violators of our proprietary and contractual rights;

•	meet our debt obligations; or

•	remain in operation.

We must secure the Investor’s consent to incur debt financing. To raise additional equity financing, we must first offer our terms to our Investor, and if the Investor declines, such terms, then we have 30 days in which to pursue subscriptions and another 30 days in which to consummate the subscriptions.

We are susceptible to the current conditions of the global economy. If the conditions do not improve, our business could be adversely affected.

The current financial crisis and uncertainty in global economic conditions have resulted in a substantial slowdown in the global economy that could affect our business and financial performance by reducing the prices that consumers, our customers and third party insurers and other reimbursement organizations may be willing or able to pay for our products. These conditions may also reduce demand for our products, which could in turn negatively impact our sales and revenue generation and result in a material adverse effect on our business, cash flow, results of operations, financial position and prospects. In addition, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

We are affected by the market’s currency conditions.

Our PTL business is exposed to currency fluctuations. The majority of sales invoicing is done in either Euros or US dollars, while product costs and the overhead of the UK offices is denominated in Pounds Sterling. Our US operations, with US dollar operating costs, serve to reduce the exposure to fluctuations in the value of the Pounds Sterling or the Euro.

Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma, our skincare products and our surgical laser products and any of our future products or services may fail to gain market acceptance, which could adversely affect our competitive position.

No independent studies with regard to the feasibility of our proposed business plan, including integration of the PTL products into our corporate operations, have been conducted by third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and our other products. Skincare products sales are dependent on existing strategic partners for distributing and marketing our products. It is still not established that the PTL devices targeted for the consumer market will be widely accepted in that market. Though we were successful in assigning our spa business to Universal Business Solutions in December 2007, we may still be unsuccessful in continuing our existing, or developing new, strategic partners in order to maintain or expand the markets for the skincare business’ existing or future products. In addition, our infrastructure to enable such expansion, though stronger than in the past, is still limited.

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

We also face a risk that other companies in the market for dermatological products and services  may be able to provide dermatologists a higher overall yield on investment and therefore compromise our ability to increase our base of users and ensure they engage in optimal usage of our products. If, for example, such other companies have products (such as Botox, or topical creams for disease management) that require less time commitment from the dermatologist and yield an attractive return on the dermatologist’s time and investment, we may find that our efforts to increase our base of users is hindered, or even if we place a laser or LED device with a dermatologist, we may find that insufficient time is devoted to increasing patient awareness of laser treatment of psoriasis.

While we have engaged in clinical studies for our psoriasis treatment, and based on these studies, we have gained FDA clearance, appropriate CPT reimbursement codes for treatment and suitable reimbursement rates from CMS for those codes, we may face other hurdles to market acceptance. If, for example, practitioners in significant numbers wait to see longer-term studies or if it becomes necessary to conduct studies corroborating the role of the XTRAC system as a second-line therapy for treating psoriasis or if patients do not elect to undergo psoriasis treatment using the XTRAC system. We have not had sufficient time to observe the long-term effectiveness or potential side effects of our treatment system for psoriasis, vitiligo, atopic dermatitis or leukoderma nor to gauge fully what marketing and sales programs, if any, are effective in increasing patients’ demand for the treatment of psoriasis with the XTRAC system.

We have designed the XTRAC system so that a properly in-serviced medical technician in a physician’s office may, under the physician’s supervision, safely and effectively administer treatments to a patient. In fact, the CMS reimbursement rates at the lower labor rates are achieved through such delegation. Nevertheless, whether a treatment may be delegated, and if so to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician’s time and staff time to be more remunerative. There can be no assurance that we will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, based on its design for ease and safety of use. If we are not successful, we may find that even if a geographic region has wide insurance reimbursement, the region’s physicians may decline to adopt the XTRAC system into their practices.

We therefore cannot assure you that the marketplace will be receptive to our excimer laser technology or skincare products over competing products, services and therapies or that a cure will not be found for the underlying diseases we are focused on treating. Failure of our products to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

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

Of particular note is U.S. Patent No. 4,891,818, the so-called “818 Patent”, which covers, among other things, the design of the gas chamber in the XTRAC laser. The ‘818 Patent expired on August 31, 2007; it no longer serves as a barrier to entry to the US market. The additional patent rights we seek may serve less to bar competitors from entry and may serve more, when aggregated with other clinical and competitive strengths, to differentiate and distinguish our product (e.g. the Ultra™ and the XTRAC Velocity™), in both its utility and its range of applications, from those of competitors. If we are unable through our technological innovations to preserve our proprietary rights, our ability to market the XTRAC system could be materially and adversely affected.

A U.S. patent relating to a copper peptide compound manufactured and used in products distributed by Neutrogena under the Neutrogena license agreement expired on February 5, 2005. Upon expiration of this patent, the agreement specifies that lower royalty percentages from sales of such products be used for the remaining term, the impact of which is a reduction in the average effective royalty rate. The actual amount of royalty income recognized in future periods is dependent upon the royalty percentages in effect during the period and the actual applicable sales reported by Neutrogena, which can vary from quarter to quarter. The expiration of the patent allows competitors to apply the technology covered by that patent in their products.

We had licensed marketing rights to MD Lash Factor® eyelash conditioner. Allergan, Inc. brought a patent infringement suit under two US patents against us and several other companies which also market eyelash conditioners based on prostaglandins. Since our licensor was also our supplier, our margins were lower than the margins we have on products for which we control the supply, and our legal defense costs in the infringement suit further depleted our profits. For this reason, we settled with Allergan and exited the market for eyelash conditioners based on prostaglandins in January 2009. In place of MD Lash Factor, we are introducing our own, peptide-based eyelash conditioner.

We shall rely on certain of our PTL patents to protect the home-use market for two of our PTL hand-held devices. If the patents prove unenforceable or circumventable, we may lose growth from these PTL products.

Trade secrets and other proprietary information which are not protected by patents are also critical to our business. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. However, these agreements can be breached and, if they are and even if we are able to prove the breach or that our technology has been misappropriated under applicable state law, there may not be an adequate remedy available to us. In addition, costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights; even should we prevail in such litigation, the party we prevail over may have insufficient resources available to satisfy a judgment.

Further, our skincare business seeks to establish customer loyalty, in part, by means of our use of trademarks. It can be difficult and costly to defend trademarks from encroachment (especially on the internet, as for example on eBay) or misappropriation overseas. Third parties may also challenge the validity of certain of our trademarks. In either eventuality, our customers may become confused and direct their purchases to competitors.

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

Our ability to market the XTRAC system and other treatment products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payers are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. Further, although third-parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of the XTRAC system. Accordingly, if less costly drugs or other treatments are available, third-party payers may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives.

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

As of March 19, 2009, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the United States is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, we are continuing the implementation of a roll-out strategy for the XTRAC system in the United States in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient demand for the treatment. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

Cost containment measures instituted by healthcare providers and insurers and any general healthcare reform could affect our ability to receive revenue from the use of our XTRAC system or to market our skincare products, PTL light-based products and surgical laser products, and may have a material adverse effect on us. We cannot predict the effect of future legislation or regulation concerning the healthcare industry and third-party coverage and reimbursement on our business. In addition, fundamental reforms in the healthcare industry in the United States and the European Union continue to be considered, although we cannot predict whether or when any healthcare reform proposals will be adopted and what impact such proposals might have on demand for our products.

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

Certain indications for use for the PTL light-based products are permitted in Europe and elsewhere in the world, but are not approved for marketing in the U.S. Such approvals could be costly and take significant time to obtain. It is uncertain whether the products will be successful in the U.S. if we are not permitted, as elsewhere in the world, to market the unapproved indications for use.

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

If revenue from a significant customer declines, we may have difficulty replacing the lost revenue, which would negatively affect our results and operations.

Neutrogena, one of the customers for the skin health and hair care products segment that we acquired from ProCyte, has historically accounted for a significant portion of that segment’s net revenue. ProCyte’s net revenues from Neutrogena for bulk sale of copper peptide compound in 2004 were $2,768,072 (bulk compound $1,553,999 and royalties $1,214,073), or approximately 20.8% of ProCyte’s gross revenues of $13,320,200 (revenues which pre-date our acquisition and which are not reflected in our financial statements). By contrast, the revenues from Neutrogena in 2008 were $262,977 (bulk compound $256,000 and royalties $6,977), or approximately 2.0% of ProCyte’s gross revenues of $12,829,816. The license agreement with Neutrogena expires in April 2010. A U.S. patent related to the Neutrogena license agreement expired February 5, 2005, the effect of which was a reduction in the percentage paid as a royalty during the remaining royalty period under the license agreement. To date, we have not found any one customer which replaces the level of business which Neutrogena once represented to ProCyte. Instead, we have sought to recoup the loss through other customers and channels.

Excluding niche marketing efforts, the Skin Care segment targets its sales in the U.S. market to physicians, who then mark the products up for sale to their patients. No single practice in itself is generally responsible for a significant proportion of our sales. However, a number of practices, specializing in hair transplants, are united under the management of a single group, and this group accounts for a disproportionate share of our hair care products aimed at the care of a scalp that has received a hair transplant. Revenues from this customer were $990,455 in 2008 and $1,218,698 in 2007. We find as well that a few physicians re-sell our products not just to their own patients, but also at discounted prices on the internet. These practices undercut the sales of other physicians and violate our internet sales policy, but it can be difficult to enforce the sales policy.

In the International Dermatology Equipment segment (as well as in the Surgical Products segment), we depend on the international arena for a material portion of our sales on several key distributors, as for example our master distributor in the Pacific Rim. If we lose one of these distributors, our sales of phototherapy and surgical lasers are likely to suffer in the short term.

Our PTL products will likely be targeted to the consumer market significantly through mass retailers. It may be unfeasible to obtain long-term purchase commitments from such retailers. Loss of such a retailer could adversely impact revenues from the consumer market.

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

Our failure to obtain or maintain necessary FDA clearances or approvals, or equivalents thereof in relevant foreign markets, could hurt our ability to distribute and market our products.

Our laser products are considered medical devices and are subject to extensive regulation in the United States and in foreign countries where we intend to do business. In addition, certain of our skincare products and product candidates may be regulated by a number of divisions of the FDA and in other countries by similar health and regulatory authorities. We may also find that if a cosmetic product of ours competes with a third-party’s drug product, competitive and regulatory pressure may be applied against the cosmetic product. Unless an exemption applies, each medical device that we wish to market in the United States and certain skincare products that we may wish to market must first receive either 510(k) clearance or pre-market approval from the FDA. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from four to twelve months, or longer. The pre-market application approval process is much more costly, lengthy and uncertain. It may take one to three years or even longer. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and extensive 510(k) clearances for our surgical products, our clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on our business.

Certain indications for use for our PTL light-based products are permitted in Europe and elsewhere in the world, but are not approved for marketing in the U.S. Such approvals could be costly and take significant time to obtain. It is uncertain whether the products will be successful in the U.S. if we are not permitted, as elsewhere in the world, to market the unapproved indications for use.

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

Our market acceptance in international markets requires regulatory approvals from foreign governments and may depend on third party reimbursement of participants cost.

We have introduced our XTRAC system into markets in more than 30 countries in Europe, the Middle East, the Far East and Southeast Asia, and in Australia, South Africa and parts of Central and South America. We intend to expand the number of countries in these markets where we distribute our products through the network of distributors which PTL has built. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase XTRAC systems beyond their current contractual obligations or in accordance with our expectations.

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

There are significant risks involved in building and managing our sales and marketing force and marketing our products, including our ability:

•
to hire, as needed, a sufficient number of qualified sales and marketing people with the skills and understanding to market the XTRAC system, our skincare products and our surgical products effectively;

•	to adequately train our sales and marketing force in the use and benefits of our products and services, making them more effective promoters;

•
to set the prices and other terms and conditions for treatments using an XTRAC system in a complex legal environment so that they will be accepted as attractive and appropriate alternatives to conventional modalities and treatments; and

•	to cope with employee turnover among the sales force in the skincare business, which is highly competitive for talented sales representatives.

To increase acceptance and utilization of our XTRAC system, we may have to expand our sales and marketing programs in the United States. While we may be able to draw on currently available personnel within our organization to meet this need, we also expect that we will have to increase the number of representatives devoted to the sales and marketing programs and broaden, through such representatives, the talents we have at our disposal. In some cases, we may look outside our organization for assistance in marketing our products. We have relatively limited marketing experience and cannot predict whether the anticipated sales and marketing programs will be successful, either in design or implementation.

In similar fashion, we cannot predict how successful we may be in marketing our skincare and surgical products in the United States, nor can we predict the success of new skincare or surgical products that we may introduce. There are, for example, skincare products and diode lasers already in the market against which our comparable products must compete. No assurance can be given that we will be successful in marketing and selling our skin health and hair care products or our diode laser.

The home-use consumer market is new to us. We may be unsuccessful in accessing this market with our PTL products or with our skincare products. Distribution through the consumer market will be principally through mass-retail chains. While the volumes will be higher, the margins will be lower. The margins to our own suppliers will be lower as well. It may also prove difficult obtaining long-term commitments from the retailers. If we are unable to obtain favorable pricing or such long-term commitments, our efforts in the home-use consumer market may be unsuccessful.

We may encounter difficulties manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

We may encounter difficulties manufacturing our products because we have limited experience manufacturing our products in significant commercial quantities and because we will, in order to increase our manufacturing output significantly, have to attract and retain qualified employees, who are in short supply, for assembly and testing operations.

We shall depend on contract manufacturers for PTL products. The consumer market products are geared to be high-volume, lower-margined products. We face the risk that there will be supply chain problems if the volumes do not match to the margins.

Although we believe that our current manufacturing facilities are adequate to support our commercial manufacturing activities for the foreseeable future, we may be required to expand or restructure our manufacturing facilities to increase capacity substantially. If we are unable to provide customers with high-quality products in a timely manner, we may not be able to achieve market acceptance for our XTRAC system or achieve market acceptance and growth for our skincare products. Our inability to manufacture or commercialize our devices successfully could have a material adverse effect on our revenue.

We may have difficulty managing our growth.

If private carriers continue to approve favorable reimbursement policies for psoriasis and our marketing programs are successful in increasing utilization of the XTRAC system, we expect to experience growth in the number of our employees and customers and the scope of our operations. We also intent to enter the home-use market with our PTL products. Such growth may place a strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team, attract, hire and retain skilled employees and the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, to manage multiple, concurrent customer relationships and to respond to increasing compliance requirements. Our future success is heavily dependent upon achieving such growth and acceptance of our products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth and complexity and new product introductions, a key part of our business strategy may not be successful.

We are reliant on a limited number of suppliers for production of key products.

Production of our XTRAC system requires specific component parts obtained from our suppliers. Production of our surgical laser systems requires some component parts that will become harder to procure, as the design of a system ages. Similarly, our skincare products may require compounds that can be efficiently produced only by a limited number of suppliers. Our PTL segment has one primary supplier of LEDs and relies on contract manufacturers. While we believe that we could find alternative suppliers, in the event that our suppliers fail to meet our needs, a change in suppliers or any significant delay in our ability to have access to such resources would have a material adverse effect on our delivery schedules, business, operating results and financial condition.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

The medical devices industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. We may also encounter in the consumer market greater pressure for innovation in order to satisfy a demand for novelty. Our response may be thwarted if we require, but cannot secure, rights to essential third-party intellectual property. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development and new treatment methods. Our financial condition and operating results could be adversely affected if our medical devices fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies. For example, the development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business or prospects.

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

Product returns and the potential need to remedy defects or provide replacement products or parts for items shipped in volume could result in substantial costs and have a material adverse effect on our business and results of operations. The clinical testing, manufacturing, marketing and use of our products and procedures may also expose us to product liability claims. Certain indications for use for our PTL light-based devices though patented outside the U.S., are not approved in the U.S. If a physician elects to apply an off-label use and the use leads to injury, we may be involved in costly litigation. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system when patients are treated may expose us to third-party claims if those doing the training are accused of providing inadequate training. We presently maintain liability insurance with coverage limits of at least $5,000,000 per occurrence. However, continuing insurance coverage may not be available at an acceptable cost, if at all. We thus may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could have a material adverse effect upon our business, financial condition and results of operations.

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

Our XTRAC system utilizes a xenon chloride gas mixture under high pressure, which is extremely corrosive. While methods for proper disposal and handling of this gas are well-known, we cannot completely eliminate the risk of accidental contamination, which could cause:

•	an interruption of our research and development efforts;

•	injury to our employees, physicians, technicians or patients that results in the payment of damages; or

•	liabilities under federal, state and local laws and regulations governing the use, storage, handling, transport and disposal of these materials and specified waste products.

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

We believe that our growth and future success will depend in large part upon the skills of our management and technical team. In particular, our success depends in part upon the continued service and performance of:

•	Jeffrey F. O’Donnell, President and Chief Executive Officer;

•	Dennis M. McGrath, Chief Financial Officer; and

•	Michael R. Stewart, Executive Vice President and Chief Operating Officer.

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

We may be unsuccessful in attaining our goals from the acquisition of PTL.

We acquired PTL with the following goals in mind:

•	that PTL’s extensive international network of distributors would present a growth opportunity for PhotoMedex to market its existing products;

•	that PTL will benefit from our significantly larger United States direct sales and marketing organization;

•	that PTL’s presence in the tanning spa and medi-spa markets would present a growth opportunity for PhotoMedex to market its existing products;

•	that the combined company may realize short-term cost savings and have the opportunity for additional longer-term cost efficiencies, thus providing additional cash flow for operations;

•	that PTL’s hand-held devices may open up to us a path to the consumer market.

We have not begun to fully realize any of the goals. If we fail to attain some of the goals, the benefits of the acquisition could be limited and our overall business and financial health could be materially and adversely affected.

We may be unsuccessful in integrating any other business we may acquire with our other business segments.

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

Delaware law and our charter documents, as well as the SPA, contain provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.

We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a business combination between a corporation and an interested stockholder within three years of the stockholder becoming an interested stockholder, except in limited circumstances. In addition, our bylaws contain certain provisions which require stockholders' actions to be taken at meetings and not by written consent, and also require supermajority votes of stockholders to notice special meetings of stockholders. Finally, pursuant to the SPA, the Investor, must consent to any change of control transaction, subject to certain exceptions. These provisions could delay or prevent actual and potential changes in control, even if they would benefit our stockholders.

Potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

Our results of operations are expected to fluctuate significantly from quarter-to-quarter, depending upon numerous factors, including:

•	the present macroeconomic downturn in the global economy and financial industry, and governmental monetary and fiscal programs to stimulate better economic conditions;

•	healthcare reform and reimbursement policies;

•	demand for our products;

•	changes in our pricing policies or those of our competitors;

•	increases in our manufacturing costs;

•	the number, timing and significance of product enhancements and new product announcements by ourselves and our competitors;

•	the termination or expiration of significant royalty-generating licensing contracts to which we are party;

•	the expiration of certain of our key patents;

•
our ability to develop, introduce and market new and enhanced versions of our products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials; and

•	product quality problems, personnel changes, and changes in our business strategy.

Our quarter-to-quarter operating results could also be affected by the timing and usage of individual laser units in the treatment of patients, since our revenue model for the XTRAC system is based on a payment-per-usage plan.

Variations in the above operating factors could lead to significant fluctuations in the market price of our stock.

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. These factors include:

•	acquisition-related announcements;

•	announcements by us or our competitors of new contracts, technological innovations or new products;

•	changes in government regulations;

•	fluctuations in our quarterly and annual operating results; and

•	general market and economic conditions.

In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

On January 27, 2009, we implemented a 1-for-7 reverse stock split to enable us to comply with Nasdaq’s minimum bid requirement, to meet a condition of the Securities Purchase Agreement dated August 4, 2008 with the Investor, and to be more attractive to institutional investors. It remains uncertain if the reverse split will have any impact in the volatility of our stock price.

Our ability to pay dividends on our common stock may be limited.

We do not expect to pay any cash dividends in the foreseeable future. We intend to retain earnings, if any, to provide funds for the expansion of our business.

Limitations on director liability may discourage stockholders from bringing suit against a director.

Our certificate of incorporation provides, as permitted by governing Delaware law, that a director shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. In addition, we have agreed to indemnify the past and present directors, officers and employees of ProCyte for certain matters, to the same extent such individuals are indemnified by ProCyte, for a period of six years following the effective date of the acquisition.

Our indebtedness and debt service obligations may adversely affect our cash flows.

If we are unable to generate sufficient cash to meet our interest and principal payment obligations under our secured convertible promissory note and our other debt obligations, we may have to restructure or limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to:

•
requiring the dedication of a substantial portion of our expected cash flow from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	limiting our flexibility to plan for, or react to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

Shares eligible for future sale by our current or future stockholders may cause our stock price to decline.

If our stockholders or holders of our other securities sell substantial amounts of our common stock in the public market, including shares issued in completed or future acquisitions or upon the exercise of outstanding convertible promissory notes, options and warrants, then the market price of our common stock could fall. As of March 19, 2009, the Investor has the right to convert the convertible promissory note into 3,487,344 shares of our common stock and holds warrants to purchase 1,046,204 shares of our common stock.

Our convertible promissory note provides that upon the occurrence of various events of default, the Investor would be entitled to require us to prepay the note for cash, which could leave us with little or no working capital for operations or capital expenditures.

The terms of our convertible promissory note issued to the Investor require us to prepay the note upon the occurrence of various events of default, such as the failure to pay any principal payments due and for the breach of any representations and warranties under the note or the SPA. The note also contains a cross-acceleration provision, which means that an acceleration of payment under other instruments would give the Investor the right to accelerate repayment under the note If we are unable to comply with the covenants under the note, the Investor may declare us in default and may declare all amounts due under the note, including any accrued interest and penalties. As of the date of this filing, we were in compliance with the covenants under the note. We expect to remain in compliance with the covenants of the note; however, no assurance is made that we will remain in compliance with all of the covenants under the note.

In addition, if an event of default or a change in control occurs, we may be unable to prepay the entire amount due under the note in cash. Even if we were able to prepay the entire amount in cash, any such prepayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under the note, nor do we anticipate doing so.

Our convertible promissory note is secured by a large portion of our assets.

Our convertible promissory note issued to the Investor is secured by a security interest in and a lien on a large portion of our assets, including on the capital stock of certain of our subsidiaries. As a result of this security interest and lien, if we fail to meet our payment or other obligations under the note, the Investor would be entitled to foreclose on those assets. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by the Investor of the note would have a material adverse effect on our financial condition.

Issuance of shares of our common stock upon conversion or repayment of our convertible promissory note and exercise of warrants, or payment of interest in kind, will dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

We may issue shares of our common stock (i) upon conversion of some or all of our secured convertible promissory note issued to the Investor, and (ii) upon exercise of warrants. In addition, we may issue additional convertible promissory notes as payment of interest in kind. Any of these issuances will dilute the ownership interests of our existing stockholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of our common stock. In addition, the existence of our note and our warrants may encourage short selling by market participants.

In addition the terms of our convertible promissory note issued to the Investor provide that, if on any date that occurs 31 trading days after the date of issuance, the market price for our common stock, as determined in accordance with the terms and conditions of the SPA, exceeds 300% of the then-effective conversion price of the note, then the entire principal amount and all accrued but unpaid interest under the note will automatically convert into shares of our common stock at the then-effective conversion price. Such a mandatory conversion of the note will dilute the ownership interests of our existing stockholders.

The ownership interests of our existing stockholders may be further diluted through adjustments to certain of our existing securities under the terms of their anti-dilution provisions.

If Photo Therapeutics Group Limited earns all or any part of its $7 million earn-out and we elect to finance such earn-out through the issuance of a convertible promissory note to the Investor, we shall also have to issue a warrant to purchase a number of shares of our common stock equal to 30% of the shares of our common stock that the second note will covert into, and the conversion price of the second note and the exercise price of the warrant will equal the lesser of (i) 150% of the conversion price then in effect with respect to the first convertible note, and (ii) the market price of our common stock measured in accordance with the terms of the SPA. Thus, the second convertible promissory note could lead to proportionately greater dilution than the first note.

Our recent acquisition of Photo Therapeutics, Inc. and Photo Therapeutics Limited may require us to pay additional amounts in the future.

In connection with our acquisition of PTL we may be required to pay up to an additional $7 million to Photo Therapeutics Group Limited, subject to the achievement of certain financial performance thresholds. Such a payment would require us to issue an additional secured convertible promissory note and an additional warrant to the Investor or an affiliate of the Investor, which could implicate the dilution and other risks related to the issuance of the first secured convertible promissory note and warrant issued to the Investor as described above.

Pursuant to the terms of the SPA, we are prohibited from taking certain corporate actions without the prior consent of the Investor.

           The SPA provides that, until such time as no secured convertible promissory notes are outstanding and the Investor no longer holds at least 66% of the aggregate number of shares of common stock issuable upon conversion of the notes and the warrants, we may not take certain corporate actions without the prior consent of the Investor. These actions include, among others:

•	consummating any transaction that would result in a change of control of us unless such transaction is for consideration that meets certain thresholds specified in the SPA;

•	acquiring another business or corporation or a substantial portion of the assets of any such entity;

•	selling any of our assets that are material, individually or in the aggregate, to our business;

•	paying dividends to our stockholders; and

•
amending or modifying any compensation arrangement with any of our executive officers or directors, including hiring or terminating the employment of our Chief Executive Officer or Chief Financial Officer.

These restrictive covenants are in addition to the Investor’s right of first refusal with respect to future equity issuances and approval right with respect to future debt financings. If our management and Board of Directors desire to take any of such actions, there can be no assurance that the Investor will provide its consent as required, despite the fact that such actions may be in the best interests of us and our stockholders other than the Investor. Any failure of the Investor to provide its consent could have a material adverse effect on our business, financial condition and results of operation.

Item 1B.	Unresolved Staff Comments

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.	Properties

We lease an 8,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on June 15, 2012. We have a right to cancellation after 5 years, provided that we pay off any remaining obligation for tenant improvements. The outstanding obligation for the tenant improvements was $106,215 as of December 31, 2008. The base rent is $7,256 per month. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business. We also lease a 6,643 sq. ft facility consisting of office and warehousing space in Carlsbad, California for use by our PTL segment. The lease expires on June 14, 2012. The base rent is $6,577 per month.

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

Additionally, our PTL segment leases two facilities in the United Kingdom. The first lease is a 2,389 sq. ft. facility consisting of office space in Tamworth, UK. The lease expires on April 1, 2011. The base rent is $3,896 per month. The second lease is a 1,500 sq. ft. facility consisting of office space in Altrincham, UK. The lease expires on April 2, 2011. The base rent is $2,856 per month.

Item 3.	Legal Proceedings

In the matter brought by us on January 4, 2004, against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, we have appealed to the Ninth Circuit Court of Appeals from the district judge’s grant of summary judgment to the defendants. No date has been set for oral argument.

In the matter which Ra Medical and Mr. Irwin brought against us on June 6, 2006 for unfair competition and which we removed to the United States District Court for the Southern District of California, the district judge has certified our interlocutory appeal to the Ninth Circuit of Appeals from the judge’s dismissal, among other things, of our counterclaim of misappropriation. We have filed our opening brief on appeal and await appellees’ opposition brief.

On October 29, 2008, Ra Medical and Dean Irwin brought a second malicious prosecution action against us, and our outside counsel, in the California Superior Court for San Diego County. We were not served until nearly the end of the 60-day period in which service of process must be affected. The plaintiffs allege that the action we brought in January 2004 against Ra Medical and Mr. Irwin was initiated and maintained with malice. Indeed, on October 30, 2008, the day of our quarterly investors’ conference call, Ra Medical issued a press release accusing us of having acted with malice. On or about January 22, 2009, we filed a demurrer to the complaint on the grounds that it was brought while the underlying Federal action was still on appeal before the Ninth Circuit Court of Appeals, and therefore before the plaintiffs had secured a final and favorable judgment in the underlying Federal action – a necessary pre-condition to bringing the action. Our demurrer was sustained, but the action was not dismissed but was stayed with leave to amend the complaint.

On December 1, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Southern District of California based on the accusations made in Ra Medical’s press release of October 30, 2008 notwithstanding that the district judge in the underlying Federal action had specifically ruled that we had not acted in the litigation vexatiously or in bad faith. We are asking the court to rule on whether the accusations made in the press release are true or false. The defendants have moved to dismiss our complaint based on lack of jurisdiction in the Federal court. We await a ruling on defendants’ motion, which has been fully briefed and submitted.

We notified our general liability and umbrella liability insurer, St. Paul Fire and Marine Insurance Company, of the suit that Ra Medical and Mr. Irwin stated in their press release that they had brought for malicious prosecution. On or about January 27, 2009, St. Paul sent us a letter via regular mail setting forth reasons why it believed it had no duty to indemnify us against any liability we might incur in the malicious prosecution action, and inviting our response to its position. Meanwhile and before we received the January 27 letter, St. Paul brought an action on January 29, 2009 in the California Superior Court for San Diego County for a declaratory judgment that it has no duty to defend us or indemnify us, asserting that it had been released from such duties in the settlement of the first malicious prosecution action brought by Ra Medical and also asserting that the policy should be governed by California law, not Pennsylvania law. We have removed that action to the U.S. District Court for the Southern District of California, but we have not yet been required to file a response to the St. Paul complaint. Notwithstanding, on March 20, 2009, St. Paul has informed us that it will pay for the cost of defense subject to a full reservation of rights.

The insurance policy under which we seek coverage from St. Paul is the same policy under which St. Paul defended and indemnified us in the first malicious prosecution action brought by Ra Medical against us. In connection with the first malicious prosecution action, we filed a declaratory judgment action in the U.S. District Court for the Eastern District of Pennsylvania against St. Paul seeking a ruling that it was obligated to pay all reasonable defense costs incurred in the defense of that action and any judgment or settlement we might incur. We obtained a summary judgment in that action holding that, under governing Pennsylvania law, the policy covered malicious prosecution claims and St. Paul was required to provide full coverage for the action brought by Ra Medical. On March 3, 2009, we filed an action in the U.S. District Court for the Eastern District of Pennsylvania seeking a ruling, consistent with the earlier ruling of this court,  that the law of Pennsylvania governs the policy and that the policy provides coverage for the latest malicious prosecution action. Our complaint was served on St. Paul on March 4, 2009. The case has been assigned to the same judge who granted our motion for summary judgment in the earlier declaratory judgment action.

In the patent infringement suit brought on November 7, 2007, by Allergan, Inc. in the United States District Court for the Central District of California, we settled this suit on November 11, 2008, and it was dismissed with prejudice. In return for our promise to cease marketing MD Lash Factor eyelash conditioner or any other prostaglandin-based conditioner on or before January 31, 2009, Allergan released us and our affiliates, our licensor and supplier, and its sub-suppliers, of MD Lash Factor, and our customers and their end-user customers from any claims deriving from MD Lash Factor that we sold on or before January 31, 2009. In fact, we ceased marketing of MD Lash Factor by the appointed date.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the fourth quarter 2008. The annual meeting of stockholders was held on January 26, 2009, at which meeting, among other things, the 1-for-7 reverse split and the issuance of shares of our common stock in connection with the Investor’s financing were approved.

 PART II

Item 5.            Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 19, 2009, we had 9,005,175 shares of common stock (post reverse split basis including the rounding up for fractional shares) issued and outstanding, including 182,858 shares of issued and outstanding restricted stock. This did not include (i) options to purchase 997,731 shares of common stock, of which 555,612 were vested as of March 19, 2009, (ii) warrants to purchase up to 1,524,462 shares of common stock, all of which warrants were vested, or (iii) 3,487,344 shares that may be issued upon a presently vested right of conversion of a convertible promissory note held by the Investor.

Our common stock is listed on the Nasdaq National Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock, as adjusted for the reverse stock split of 1-for-7 effective January 26, 2009:

	High	Low
Year Ended December 31, 2008:

Fourth Quarter	$3.01	$1.26
Third Quarter	5.53	2.52
Second Quarter	6.58	4.06
First Quarter	7.84	5.60
Year Ended December 31, 2007:

Fourth Quarter	$7.70	$5.53
Third Quarter	9.10	6.30
Second Quarter	10.08	8.05
First Quarter	9.52	7.42

On March 19, 2009, the closing market price for our common stock in The Nasdaq National Market System (“Nasdaq”) was $2.18 per share. As of March 19, 2009, we had approximately 830 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Nasdaq placed our common stock on a watch list on April 25, 2008, due to the fact that the stock had traded under $1.00 per share for more than 30 consecutive trading days. The 180-day deadline to regain compliance with the rule was extended twice, due to deteriorating conditions in the stock market. On February 11, 2009, we received a letter from Nasdaq stating that we were now in compliance with Nasdaq listing requirements.

Dividend Policy

We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2008, as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009. See Notes 1 and 11 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	1,346,123	$11.69	568,471

Equity compensation plans not approved by security holders	3,000	$12.95	-

Total	1,349,123	$11.69	568,471

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

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, and the selected historical consolidated balance sheet data as of December 31, 2008 and December 31, 2007, are derived from our audited consolidated financial statements included in this Report on Form 10-K. The selected historical consolidated statements of operations data for the years ended December 31, 2005 and December 31, 2004 and the selected historical consolidated balance sheet data as of December 31, 2006, December 31, 2005 and December 31, 2004 are derived from our audited consolidated financial statements not included in this Report. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,
	(In thousands, except per- share data)
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenues	$34,770	$31,046	$26,246	$20,665	$9,919
Costs of revenues	16,995	13,486	12,768	10,000	5,363
Gross profit	17,775	17,560	13,478	10,665	4,556
Selling, general and administrative	26,797	22,375	19,722	15,284	9,062
Engineering and product development	1,073	799	1,007	1,128	1,802
Loss from continuing operations before refinancing charge, interest and other income, net	(10,095)	(5,614)	(7,251)	(5,747)	(6,308)
Interest income	156	384	149	61	43
Interest expense	(1,189)	(913)	(671)	(403)	(181)
Refinancing charge	-	(442)	-	-	-
Other income, net	-	-	-	1,302	-
Loss from continuing operations	(11,128)	(6,585)	(7,773)	(4,787)	(6,446)
Discontinued operations:
Income from discontinued operations	286	231	281	851	1,462
Loss on sale of discontinued operations	(449)	-	-	-	-
Net loss	$(11,291)	$(6,354)	$(7,492)	$(3,936)	$(4,984)

Basic and diluted net loss per share(1):
Continuing operations	$(1.23)	$(0.73)	$(1.00)	$(0.68)	$(1.16)
Discontinued operations	(0.02)	0.03	0.03	0.12	0.26
Basic and diluted net loss per share	$(1.25)	$(0.70)	$(0.97)	$(0.56)	$(0.90)
Shares used in computing basic and diluted net loss per share (1)	9,004	8,973	7,741	6,969	5,548
Balance Sheet Data (At Period End):
Cash and cash equivalents	$3,737	$9,954	$12,886	$5,610	$3,997
Working capital	3,408	13,706	16,070	11,151	6,119
Total assets	46,714	56,687	57,482	48,675	22,962
Long-term debt (net of current portion)	3,985	5,709	3,727	2,437	1,399
Stockholders’ equity	$29,682	$39,533	$44,103	$38,417	$14,580

(1)
For all periods, all common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses. Share amounts and basic and diluted net loss per share amounts shown on the condensed statements of operations have been adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

We view our current business as comprised of the following four business segments:

•	Domestic XTRAC;

•	International Dermatology Equipment;

•	Skin Care (ProCyte); and

•	Surgical Products.

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

For the last several years we have sought to obtain health insurance coverage for XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies from Blue Cross Blue Shield plans from certain states in 2008, we now benefit from the fact that, estimatedly, more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser. We are now focusing our efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, we have increased the size of our sales force and clinical technician personnel together with increased expenditures for marketing and advertising.

Our 36-person XTRAC sales organization includes 21 sales representatives, 11 clinical specialists and 4 marketing support personnel. Our 26-person skin care sales organization includes 20 sales representatives, 4 customer service representatives and 2 marketing support personnel. The sales representatives in each segment provide follow-up sales support and share sales leads to enhance opportunities for cross-selling. Our marketing department has been instrumental in expanding the advertising campaign for the XTRAC laser system.

We have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the increase in utilization is expected to be attained in periods subsequent to the period in which we incurred the expense. We have also increased the number of sales representatives and established a group of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up courses of treatment after the effect of the first battery of treatment sessions starts to wear off. We have recently promoted a regional sales director in the Domestic XTRAC segment to head up XTRAC marketing operations, with the aim of helping our less successful customers emulate the business and clinical methods of our more successful customers.

International Dermatology Equipment

In the international market, we derive revenues by selling our dermatology laser and lamp systems and replacement parts to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser and lamp systems in the international segment are influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we are able to charge to international distributors for our XTRAC products. To compete with other non-laser UVB products, we offer a lower-priced, lamp-based system called the VTRAC. We expanded the international marketing of the VTRAC since its introduction in 2006. The VTRAC is used to treat psoriasis and vitiligo.

Skin Care (ProCyte)

The Skin Care segment generates revenues primarily from the sale of skin health, hair care and wound care products. In prior periods, the sale of copper peptide compound in bulk; and royalties on licenses for the patented copper peptide compound were a significant factor in our revenues.

ProCyte’s focus has been to provide unique products, primarily based upon patented technologies for selected applications in the dermatology, plastic and cosmetic surgery and medical spa markets. ProCyte has also expanded the use of its novel copper peptide technologies into the mass retail market for skin and hair care through targeted technology licensing and supply agreements.

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

Surgical Products

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both inside and outside of the United States. Also included are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). We believe that sales of surgical laser systems and the related disposable base will tend to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset such erosion by increasing sales from the Diode surgical laser, including OEM arrangements. Sales to AngioDynamics (as discussed below) helped increase surgical products sales in 2008.

In September 2007, we entered into a three-year OEM agreement with AngioDynamics under which we manufacture for AngioDynamics, on a non-exclusive basis, a private-label, 980-nanometer diode laser system. The OEM agreement provides that we shall supply this laser on an exclusive basis to AngioDynamics, should AngioDynamics meet certain purchase requirements. Through September 30, 2008 shipments to AngioDynamics exceeded the minimum purchase requirement for delivery of lasers over the first contract year and therefore triggered exclusivity for worldwide sale in the peripheral vascular treatment field. Recently, however, AngioDynamics purchased the assets of a competitive diode laser company, and if it elects to source its diodes through the assets so purchased, our future sales of diode lasers to AngioDynamics under this exclusive arrangement may be severely limited. There were no shipments to AngioDynamics in the last six months ended December 31, 2008.

Sale of Surgical Services Business

Surgical Services was a fee-based procedures business using mobile surgical laser equipment operated by our technicians at hospitals and surgery centers in the United States. We decided to sell this division primarily because the growth rates and operating margins of the division have decreased as the business had changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, our Board of Directors decided, with the aid of its investment banker, on June 13, 2008 to enter into substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. On August 1, 2008, we entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. The sale closed on August 8, 2008 and such closing adjustments resulted in net proceeds to us of approximately $3 million.

Acquisition of the Subsidiaries of PTL

On February 27, 2009, we completed the acquisition of PTL, Under the terms of the acquisition agreement, the initial purchase price of $13 million paid at closing (“PTL Closing”), and under an earn-out provision, up to an additional $7 million of consideration may be paid to the sellers if certain gross profit milestones are met by the acquired PTL business between July 1, 2008 and June 30, 2009, subject to customary adjustments. The acquisition was funded through a convertible debt investment of $18 million from the Investor that closed simultaneously with the PTL Closing. The convertible note transaction financed the $13 million purchase price of the acquisition, and a further $5 million in working capital at the closing of the acquisition. Under the terms of the investment, the Investor will make up to an additional $7 million convertible debt investment in PhotoMedex in the event the additional consideration is payable under the terms of the PTL acquisition. After the payment of approximately $2 million of transaction expenses associated with the acquisition and the debt investment, we will have approximately $3 million remaining for use as working capital.

At the PTL Closing, in exchange for the Investor’s payment to us of a purchase price of $18 million, we issued the Investor (i) a Note in the principal amount of $18 million and (ii) a Warrant to purchase 1,046,204 shares of our common stock. At the PTL Closing, we also paid the Investor a transaction fee of $210,000 in cash.

In addition, at the PTL Closing we and the Investor entered into that certain Pledge and Security Agreement (the “Security Agreement”). As security for our obligations to the Investor under the SPA and the Notes, we granted the Investor a first priority security interest in: (i) all of the stock of (A) ProCyte Corporation, our wholly-owned subsidiary, and (B) Photo Therapeutics, Inc., which became our wholly-owned subsidiary at the PT Closing; (ii) 65% of the stock of Photo Therapeutics Limited, which also became our wholly-owned subsidiary of the Company at the PTL Closing; and (iii) certain other assets of the Company.

Reverse Stock Split

On January 26, 2009, we completed the reverse split of its common stock in the ratio of 1-for-7. Our common stock began trading at the market opening on January 27, 2009 on a split-adjusted basis. The reverse split is intended to enable us to increase our marketability to institutional investors and to maintain our listing on the Nasdaq, among other benefits. As a result of the stock split, we now has 9,005,175 shares of common stock outstanding, taking into account the rounding up of fractional shares.

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

Revenue Recognition

XTRAC-Related Operations

We have two distribution channels for our phototherapy treatment equipment. We either (i) sell the laser through a distributor or directly to a physician or (ii) place the laser in a physician’s offices (at no charge to the physician) and charge the physician a fee for an agreed-upon number of treatments. In some cases, we and the customer stipulate to a quarterly target of procedures to be performed. When we sell an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized until all of the SAB 104 Criteria have been met, and until that time, the unit is carried on our books as inventory.

We ship most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors we take into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid or assured.

Under the terms of our distributor agreements, distributors do not have a unilateral right to return any unit that they have purchased. However, we do allow products to be returned, under warranty, by our distributors for product defects or other claims.

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

We exclude all sales of treatment codes made within the last two weeks of the period in determining the number of procedures performed by our physician-customers. Our management believes this approach closely approximates the actual number of unused treatments that existed at the end of a period. For the years ended December 31, 2008 and 2007, we deferred $670,546 and $563,336, respectively, under this approach.

Skin Care Operations

We generate revenues from our Skin Care business primarily through product sales for skin health, hair care and wound care. Sales in bulk of the copper peptide compound, and royalties related thereto, are no longer a significant factor in our revenues. We recognize revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. We ship the products FOB shipping point.

Surgical Products and Service Operations

We generate revenues from our surgical business primarily from product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories. We recognize revenues from surgical laser and other product sales, including sales to distributors and other customers, when the SAB 104 Criteria have been met.

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

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of receivables related to phototherapy sales are due from various distributors located outside of the United States and from physicians located inside the United States. The majority of receivables related to skincare products and surgical products are due from various customers and distributors located inside the United States. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the reserve needed.

Property and Equipment.  As of December 31, 2008 and 2007, we had net property and equipment of $10,388,406 and $8,024,461, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians’ use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy elsewhere. As a result of their improved reliability, XTRAC lasers placed in service after December 31, 2005 are depreciated on a straight-line basis over the estimated useful life of five-years; other XTRAC lasers-in-service were depreciated over the original useful life of three years. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Intangibles.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2008 and 2007, we had $19,155,895 and $20,933,681, respectively, of goodwill and other intangibles, accounting for 41% and 37% of our total assets at the respective dates. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

There has been no change in 2008 and 2007 to the carrying value of goodwill that is allocated to the XTRAC domestic segment and the International Dermatology Equipment segment .In connection with the acquisition of ProCyte on March 18, 2005, we acquired certain intangibles recorded at fair value as of the date of acquisition and allocated them fully to the Skin Care (ProCyte) segment. As of December 31, 2008, the Neutrogena Agreement was reduced to its fair value of $0.

The balances of these acquired intangibles, net of amortization, were:

	December 31,
	2008	2007
ProCyte Neutrogena Agreement	$-	$1,062,000
ProCyte Customer Relationships	412,265	752,261
ProCyte Tradename	683,360	793,364
ProCyte Developed Technologies	91,784	120,356
Goodwill	13,973,385	13,973,385
Total	$15,160,794	$16,701,366

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

Results of Operations

Revenues
The following table illustrates revenues from our four business segments for the periods listed below:

	For the Year Ended December 31,
	2008	2007	2006
Dermatology:
XTRAC Domestic Services	$12,419,972	$9,141,857	$5,611,387
International Dermatology Equipment Products	3,782,456	3,256,505	2,186,424
Skin Care (ProCyte) Products	12,829,816	13,471,973	12,646,910
Total Dermatology Revenues	$29,032,244	$25,870,335	$20,444,721

Surgical:
Surgical Products	$5,738,048	$5,176,108	$5,800,865
Total Surgical Revenues	$5,738,048	$5,176,108	$5,800,865

Total Revenues	$34,770,292	$31,046,443	$26,245,585

Revenues from our Surgical Services segment, in the amount of $4,398,047 through August 4, 2008, the date of sale, have been accounted for in 2008 as a discontinued operation. Revenues from our Surgical Services segment were $7,667,174 and $6,994,291 for the years ended December 31, 2007 and 2006 were reclassified to discontinued operations.

Domestic XTRAC Segment

Recognized treatment revenue for the years ended December 31, 2008, 2007, and 2006 was $8,500,452, $6,981,223 and $5,142,022, respectively, reflecting billed procedures of 133,594, 109,139 and 83,272, respectively. In addition, 6,899, 4,157 and 5,168 procedures were performed for the years ended December 31, 2008, 2007 and 2006, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the year ended December 31, 2008 compared to the same periods in 2007 and 2006 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans and to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of SAB No. 104, we recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2008, we deferred revenues of $109,777 (1,682 procedures) net, under this program, compared to deferred revenues of $103,851 (1,587 procedures) net, under this program for the year ended December 31, 2007. For the year ended December 31, 2006, we deferred revenues of $124,427, (1,897 procedures) net, under this program. The change in deferred revenue under this program is presented in the table below.

For the years ended December 31, 2008 and 2007, domestic XTRAC laser sales were $3,919,520 and $2,160,634, respectively. There were 78 and 43 lasers sold, respectively. Included in the year ended December 31, 2008 laser sales was a sale of one Omnilux® product from PTL for which we have been acting as a distributor in the United States. There were 11 XTRAC lasers sold for the year ended December 31, 2006 for a total of $469,365. Laser sales have been made for various reasons, including costs of logistical support and customer preferences. We are finding that through sales of lasers we are able to reach, at reasonable margins, a sector of the market that is better suited to a sale model than a per-procedure model.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	For the Year Ended December 31,
	2008	2007	2006
Total revenue	$12,419,972	$9,141,857	$5,611,387
Less: laser sales revenue	(3,919,520)	(2,160,634)	(469,365)
Recognized treatment revenue	8,500,452	6,981,223	5,142,022
Change in deferred program revenue	109,777	103,851	124,427
Change in deferred unused treatments	107,210	56,896	194,869
Net billed treatment revenue	8,717,439	7,141,970	5,461,318
Procedure volume total	140,493	113,296	88,440
Less: Non-billed procedures	6,899	4,157	5,168
Net billed procedures	133,594	109,139	83,272
Avg. price of treatments sold	$65.25	$65.44	$65.58
Procedures with deferred program revenue, net	1,682	1,587	1,897
Procedures with deferred unused treatments, net	1,643	869	2,971

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

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC systems and related parts were $3,782,456 for the year ended December 31, 2008 compared to $3,256,505 and $2,186,424 for the years ended December 31, 2007 and 2006, respectively. We sold 86 systems in the year ended December 31, 2008 which compared to 65 and 46 systems in the years ended December 31, 2007 and 2006, respectively. The average price of dermatology equipment sold internationally varies due to the quantity mix of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold 11 of these used lasers in the year ended December 31, 2008 at an average price of $33,000. We sold five and six of these used lasers, at an average price of $36,500 and $28,000 for the years ended December 31, 2007 and 2006, respectively; and

•
In addition to the XTRAC laser system (both new and used) we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment and below our XTRAC laser. In the years ended December 31, 2008, 2007 and 2006, we sold 34, 20 and 12 VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$3,782,456	$3,256,505	$2,186,424
Less: part sales	(664,456)	(543,015)	(322,964)
Laser/lamp revenues	3,118,000	2,713,490	1,863,460
Laser/lamp systems sold	86	65	46
Average revenue per laser/lamp	$36,256	$41,746	$40,510

Skin Care (ProCyte) Segment

For the year ended December 31, 2008, ProCyte revenues were $12,829,816 compared to $13,471,973 for the year ended December 31, 2007 and $12,646,910 for the year ended December 31, 2006. Skin Care revenues are generated primarily from the sale of various skin and hair care products, and much less so now from the sale of copper peptide compound and from royalties on licenses.

•
The product sales decreased slightly for the year ended December 31, 2008 due to the macro economic conditions and to transitioning from the MD Lash product to our internally developed Neova Advanced Essential Lash eyelash conditioner. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the fourth quarter of 2008 were approximately $2.5 million down from approximately $3.9 million for the fourth quarter of 2007.

•
Included in Product sales for the year ended December 31, 2008 were $2,687,241 of revenues from MD Lash Factor, an eyelash conditioning product, as part of an exclusive license to distribute in the United States. In 2007 there were $1,037,212 of revenues as the product was launched in August 2007. We have discontinued marketing MD Lash Factor as of January 31, 2009 under the terms of an agreement with Allergan, Inc. in settlement of certain patent litigation, and are replacing it with our own peptide-based conditioner.

•
Bulk compound sales decreased by $208,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Minimum contractual royalties from Neutrogena expired in November 2007 and as such the royalties decreased $268,023 for the year ended December 31, 2008 from the year ended December 31, 2007. Royalties for the year ended December 31, 2007 decreased $25,000 from the year ended December 31, 2006.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	For the Year Ended December 31,
	2008	2007	2006
Product sales	$12,566,839	$12,732,973	$11,674,510
Bulk compound sales	256,000	464,000	672,400
Royalties	6,977	275,000	300,000
Total Skin Care revenue	$12,829,816	$13,471,973	$12,646,910

Surgical Products Segment

Surgical Products revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Sales of laser systems create recurring sales of laser fibers and laser disposables that are more profitable than laser systems.

For the year ended December 31, 2008, surgical products revenues were $5,738,048 compared to $5,176,108 in the year ended December 31, 2007. The increase was mainly due to our OEM contract with AngioDynamics, which had initial shipments in December 2007. In the second half of 2008, however, AngioDynamics purchased the assets of Diomed, a competitive diode laser company. If it elects to source its diodes through the business which it has purchased, our future sales of diode lasers to AngioDynamics may be severely limited. Sales to Angio Dynamics were $0 for the last six months of 2008. Sales to AngioDynamics were $1.4 million for the year ended December 31, 2008 compared to $480,000 for the year ended December 31, 2007. There were no comparable sales in the year ended December 31, 2006. We therefore do not expect the OEM business with Angio Dynamics will recover in the foreseeable future.

Disposables and fiber sales were consistent with the comparable year ended December 31, 2007. We expect that the disposables base may continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

For the year ended December 31, 2007, surgical products revenues were $5,176,108 compared to $5,800,864 in the year ended December 31, 2006. The decrease was due to $436,300 less disposable and fiber sales compared to the prior year period. Also, there was a decline in the average price per laser sold for the year ended December 31, 2007 compared to the prior year period.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a substantially higher sales price. Included in laser sales during the years ended December 31, 2008, 2007 and 2006 were sales of 141, 78 and 65 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus the increase in the number of diodes sold reduced the average price per laser. We expect that we will continue to sell more diode lasers than our other types of lasers into the near future.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$5,738,048	$5,176,108	$5,800,864
Percent increase/(decrease)	10.9%	(10.8)%
Laser systems sold	145	87	80
Laser system revenues	$2,236,000	$1,684,000	$1,802,000
Average revenue per laser	$15,422	$19,356	$22,525

Cost of Revenues

Our cost of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in the International Dermatology Equipment segment, the Skin Care segment (with royalties included in the services side of the segment), and the Surgical Products segment (with laser maintenance fees included in the services side of this segment). Product costs also include XTRAC domestic laser sales. Within services cost of revenues are the costs associated with the Domestic XTRAC segment, excluding the laser sales, as well as costs associated with the above-referenced royalties and maintenance.

Product cost of revenues during the year ended December 31, 2008 were $11,968,222, compared to $9,582,715 for the year ended December 31, 2007. The increase of $2,385,507 is due to product cost increases from the following business segments: domestic XTRAC of $978,664; international dermatology equipment of $170,368; surgical products of $1,013,217; and skin care of $223,258. The increases are primarily a result of the increased number of laser sales which have a higher cost percentage than non-laser products. The skin care increase is the result of third party licensed products which have a higher cost. There were also increases to the excess and obsolete inventory reserves mainly in the surgical product, $374,000, and skin care segments, $162,000. Warranty expense, which is included in cost of goods sold, amounted to $238,662 and $95,314 for the year ended December 31, 2008 and 2007, respectively.

Product cost of revenues during the year ended December 31, 2007 were $9,582,715, compared to $8,571,133 for the year ended December 31, 2006. The increase of $1,011,582 is due to product cost increases from the following business segments: domestic XTRAC of $689,893; international dermatology equipment of $499,115; and skincare of $349,343.The domestic XTRAC and international dermatology equipment increases were primarily a result of increased number of laser sales and the skin care increase was a direct result of the increased sales. These increases were offset, in part, by a decrease of $526,769 for surgical products.

Services cost of revenues was $5,027,095 in the year ended December 31, 2008 compared to $3,998,911 in the year ended December 31, 2007, representing an increase of $1,028,184. The increase is directly related to the increase in Domestic XTRAC segment costs of $1,029,175.

Services cost of revenues was $3,998,911 in the year ended December 31, 2007 compared to $4,115,822 in the year ended December 31, 2006, representing a decrease of $116,911. The decrease is directly related to the decrease in Domestic XTRAC segment costs of $125,692.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	For the Year Ended December 31,
	2008	2007	2006
Product:
XTRAC Domestic	$1,797,397	$818,733	$128,840
International Dermatology Equipment	1,871,470	1,701,102	1,201,987
Skin Care	4,431,545	4,208,287	3,858,944
Surgical products	3,867,810	2,854,593	3,381,362
Total Product costs	$11,968,222	$9,582,715	$8,571,133

Services:
XTRAC Domestic	$4,917,389	$3,888,214	$4,013,906
Surgical products	109,706	110,697	101,916
Total Services costs	$5,027,095	$3,998,911	$4,115,822

Total Costs of Revenues	$16,995,317	$13,581,626	$12,686,955

Gross Profit Analysis

Gross profit increased to $17,774,975 during the year ended December 31, 2008 from $17,464,817 during the same period in 2007. As a percentage of revenues, the gross margin decreased to 51.1% for the year ended December 31, 2008 from 56.3% for the same period in 2007.

Gross profit increased to $17,464,817 during the year ended December 31, 2007 from $13,558,631 during the same period in 2006. As a percentage of revenues, the gross margins increased to 56.3% for the year ended December 31, 2007 from 51.7% for the same period in 2006.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Profit Analysis	For the Year Ended December 31,
	2008	2007	2006
Revenues	$34,770,292	$31,046,443	$26,245,586
Percent increase	12.0%	18.3%
Cost of revenues	16,995,317	13,581,626	12,686,955
Percent increase	25.1%	7.1%
Gross profit	$17,774,975	$17,464,817	$13,558,631
Gross margin percentage	51.1%	56.3%	51.7%

The primary reasons for changes in gross profit for the year ended December 31, 2008, compared to the same period in 2007 were as follows:

•
We sold approximately $1,759,000 worth of additional lasers domestically in the year ended December 31, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated. The margin on these capital equipment sales was 59% in the year ended December 31, 2008 compared to 62% in the comparable period in 2007.

•	There was an increase in depreciation of $429,000 included in the XTRAC Domestic cost of sales as a result of increasing the overall placements of new lasers since the year ended December 31, 2007.

•	There was an increase in warranty expense of approximately $143,000 due to the increased number of laser sales for the year ended December 31, 2008 compared to the same period in 2007.

•
Additionally, we recorded additional excess and obsolete inventory reserves of approximately $579,000 mainly due to the decision to stop production of the CTH and CO2 laser systems and for slow-moving skincare products.

•
Skincare product revenues included $2,687,241 and $1,037,212 for the year ended December 31, 2008 and 2007, respectively, of products which are manufactured by a third-party supplier in conjunction with a licensing agreement. The margin of these licensed products is lower than the margins of other internally developed brands which we distribute.

•
Offsetting the above items that had a negative impact on gross profit, we sold a greater number of treatment procedures for the XTRAC laser systems in 2008 than in 2007. Procedure volume increased 22% from 109,139 to 133,594 billed procedures in the year ended December 31, 2008 compared to the same period in 2007. Since each incremental treatment procedure carries negligible variable cost, this significantly enhanced profit margins. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•	We sold approximately $405,000 worth of additional international dermatology equipment for the year ended December 31, 2008 compared to the same period in 2007.

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

•
We sold approximately $1,691,000 worth of additional lasers domestically in the year ended December 31, 2007 at lower margins compared to the same period in 2006. Certain of these lasers were previously being depreciated.

•	There was an increase in warranty expense of approximately $176,000 due to the increased number of laser sales for the year ended December 31, 2007 compared to the same period in 2006.

•	There was an increase in depreciation of $417,000 included in the XTRAC Domestic cost of sales as a result of increasing the overall placements of new lasers since the year ended December 31, 2006.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	For the Year Ended December 31,
	2008	2007	2006
Revenues	$12,419,972	$9,141,857	$5,611,387
Percent increase	35.9%	62.9%
Cost of revenues	6,714,786	4,706,947	4,142,746
Percent increase	42.7%	11.7%
Gross profit	$5,705,186	$4,434,910	$1,468,641
Gross margin percentage	45.9%	48.5%	26.2%

Gross profit increased for this segment for the year ended December 31, 2008 from the comparable periods in 2007 by $1,270,276. The key factors were as follows:

•	XTRAC Domestic deferred revenues increased $151,612 between the year-end periods without any offset in the cost of revenues.

•
The cost of revenues increased by $2,007,839 for the year ended December 31, 2008. This increase is due to an increase in depreciation on the lasers-in-service of $429,000, an increase in cost of revenues related to the laser sales of $978,700 and an increase in warranty expense of $88,700 over the comparable prior period. The depreciation costs will continue to increase in subsequent periods as the business grows. In addition, there were unabsorbed costs, relating to excess capacity, allocated to the Domestic XTRAC including unabsorbed labor and direct plant costs.

•
We sold approximately $1,759,000 worth of additional domestic XTRAC lasers in the year ended December 31, 2008 at lower margins compared to the same period in 2007. Certain of these lasers were previously being depreciated, since they were placements. The margin on these capital equipment sales was 59% in the year ended December 31, 2008 compared to 62% in the comparable period in 2007.

•
Key drivers in increasing the fee-per-procedure revenue from this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, increase treatment revenue accordingly. Our clinical support specialists focus their efforts on increasing physicians’ utilization of the XTRAC laser system. Consequently procedure volume increased 22% from 109,139 to 133,594 billed procedures in the year ended December 31, 2008 compared to the same period in 2007. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

Gross profit increased for this segment for the year ended December 31, 2007 from the comparable period in 2006 by $2,966,269. The key factors were as follows:

•	XTRAC Domestic deferred revenues increased $49,011 between the year-end periods without any offset in the cost of revenues which is consistent with a procedures-based model.

•
We sold approximately $1,691,000 worth of additional domestic XTRAC lasers in the year ended December 31, 2007 at lower margins compared to the same period in 2006. Certain of these lasers were previously being depreciated, since they were originally placements. The margin on these capital equipment sales was 62% in the year ended December 31, 2007 compared to 73% in the comparable period in 2006.

•
The cost of revenues increased by $564,201 for the year ended December 31, 2007. This increase is due to an increase in depreciation on the lasers-in-service of $416,700, an increase in cost of revenues related to the laser sales of $690,000 and an increase in warranty expense of $176,000 over the comparable prior period. The depreciation costs will continue to increase in subsequent periods as the business grows.

•
Key drivers in increasing the fee-per-procedure revenue from this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, increase treatment revenue accordingly. Our clinical support specialists focus their efforts on increasing physicians’ utilization of the XTRAC laser system. Consequently procedure volume increased 31% from 83,272 to 109,139 billed procedures in the year ended December 31, 2007 compared to the same period in 2006. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods reflected below:

International Dermatology Equipment Segment	For the Year Ended December 31,
	2008	2007	2006
Revenues	$3,782,456	$3,256,505	$2,186,424
Percent increase	16.2%	48.9%
Cost of revenues	1,871,470	1,701,102	1,201,987
Percent increase	10.0%	41.5%
Gross profit	$1,910,986	$1,555,403	$984,437
Gross margin percentage	50.5%	47.8%	45.0%

Gross profit for the year ended December 31, 2008 increased by $355,583 from the comparable prior year period. The key factors for the increase were as follows:

•
We sold 52 XTRAC laser systems and 34 VTRAC lamp-based excimer systems during the year ended December 31, 2008 and 45 XTRAC laser systems and 20 VTRAC systems in the comparable period in 2007. Consequently, gross profit increased as a result of an increase in the volume of units sold. The gross margin percentage for the VTRAC is higher than the XTRAC.

•	International part sales, which have a higher margin percentage than system sales, increased for the year ended December 31, 2008 by approximately $121,400 compared to the same period in 2007.

Gross profit for the year ended December 31, 2007 increased by $570,966 from the comparable prior year period. The key factors in this business segment were as follows:

•	We sold 45 XTRAC laser systems and 20 VTRAC lamp-based excimer systems during the year ended December 31, 2007 and 34 XTRAC laser systems and 12 VTRAC systems in the comparable period in 2006.

•	Additionally, international part sales increased for the year ended December 31, 2007 by approximately $219,000 compared to the same period in 2006.

The following table analyzes our gross margin for our Skin Care (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	For the Year Ended December 31,
	2008	2007	2006
Product revenues	$12,566,839	$12,732,973	$11,674,510
Bulk compound revenues	256,000	464,000	672,400
Royalties	6,977	275,000	300,000
Total revenues	12,829,816	13,471,973	12,646,910
Percent (decrease) increase	(4.8)%	6.5%

Product cost of revenues	4,249,273	3,885,229	3,441,636
Bulk compound cost of revenues	182,272	323,058	417,308
Total cost of revenues	4,431,545	4,208,287	3,858,944
Percent increase	5.3%	9.1%
Gross profit	$8,398,271	$9,263,686	$8,787,966
Gross margin percentage	65.5%	68.8%	69.5%

Gross profit for the year ended December 31, 2008 decreased by $865,415 over the comparable period in 2007. The key factors in this business segment were as follows:

•
For the year ended December 31, 2008 and 2007 product revenues include $2,687,241 and $1,037,212, respectively, of products which are manufactured by a third-party supplier in conjunction with a licensing agreement. The margin of these licensed products is lower than the margins of other internally developed brands which we distribute.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while royalty revenues generated from licensees have no significant costs associated with this revenue stream.

•	Additionally, we increased the excess and obsolete reserves by approximately $162,000 for slow moving products, which had a direct impact on the gross margin.

Gross profit for the year ended December 31, 2007 increased by $475,720 over the comparable period in 2006. The key factors in this business segment were as follows:

•
The gross margin for our skin care products is relatively consistent between the periods; 68.8% in 2007 and 69.5% in 2006. The increase in total cost of revenues of $349,343 in 2007 from 2006 is directly related to the increases in revenues.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while royalty revenues generated from licensees have no significant costs associated with this revenue stream.

The following table analyzes our gross profit for our Surgical Products segment for the periods reflected below:

Surgical Products Segment	For the Year Ended December 31,
	2008	2007	2006
Revenues	$5,738,048	$5,176,108	$5,800,864
Percent increase (decrease)	10.9%	(10.8)%
Cost of revenues	3,977,516	2,965,290	3,483,278
Percent increase (decrease)	34.1%	(14.9)%
Gross profit	$1,760,532	$2,210,818	$2,317,586
Gross margin percentage	30.1%	42.7%	40.0%

Gross profit for the year ended December 31, 2008 decreased by $450,286 from the comparable prior year period. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the year ended December 31, 2008 increased by $561,940 from the year ended December 31, 2007 while cost of revenues increased by $1,012,226 between the same periods. There were 58 more laser systems sold in the year ended December 31, 2008 than in the comparable period of 2007. However, the lasers sold in the 2007 period were at higher prices than those sold in the comparable period in 2008. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the year ended December 31, 2008 and 2007 were sales of diode lasers of $2,026,000 (representing 141 systems) and $1,190,000 (representing 78 systems), respectively. Diode lasers have substantially lower list sales prices than the other types of surgical lasers. The sales of diode systems for the years ended December 31, 2008 and 2007 included 100 diode lasers and 30 diode lasers, respectively, due to our OEM arrangement. Despite the lower average sales price of the laser systems sold compared to the prior year, the higher manufacturing levels in 2008 caused better absorption of fixed overheads thereby lowering average unit costs.

•
Additionally, we increased the excess and obsolete inventory reserves by approximately $374,000 due to the decision to stop producing the CTH and CO2 laser systems, which should not impact future revenues as there was only one sale of these lasers in 2008. This had a direct impact on lowering the gross margin for the year ended December 31, 2008.

Gross profit for the year ended December 31, 2007 decreased by $106,768 from the comparable prior year period. The key factors in this business segment were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the year ended December 31, 2007 decreased by $624,756 from the year ended December 31, 2006 while cost of revenues decreased by $517,988 between the same periods. There were 7 more laser systems sold in the year ended December 31, 2007 than in the comparable period of 2006. However, the lasers sold in the 2006 period were at higher prices than those sold in the comparable period in 2007. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the year ended December 31, 2007 and 2006 were sales of $1,190,000, representing 78 systems, and $1,120,000, representing 65 systems, of diode lasers, respectively, which have substantially lower list sales prices than the other types of surgical lasers.

•
Additionally there was a decrease in sales of disposables between the periods. Fiber and other disposables sales decreased 15% between the comparable periods ended December 31, 2007 and 2006. This is due in part to having a one-time order of approximately $250,000 in the year ended December 31, 2006.

Selling, General and Administrative Expenses

For the year ended December 31, 2008, selling, general and administrative expenses increased to $26,797,107 from $22,279,534 for the year ended December 31, 2007 for the following reasons:

•
The majority of the increase related to a $2,155,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, marketing programs and increased revenues which generate higher commission expenses, particularly in the Domestic XTRAC and Skin Care segments;

•	We expensed $1,533,000 of costs under SFAS No. 141R incurred in connection with the acquisition of Photo Therapeutics.

•	We wrote off $353,000 for the investment in AzurTec and the related intangibles, net due to the dissolution of AzurTec and the impairment of the assets.

•	Additionally, we wrote down the Neutrogena Agreement intangible due to impairment by $582,000 to its fair value.

For the year ended December 31, 2007, selling, general and administrative expenses increased to $22,279,534 from $19,803,179 for the year ended December 31, 2006.

•
The majority of the increase related to a $2,062,000 increase in salaries, benefits and travel expenses associated with an increase in the sales force, marketing programs and increased revenues which generate higher commission expenses, particularly in the Domestic XTRAC and Skin Care segments; and

•	An increase of $262,000 for legal expenses.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2008 increased to $1,073,215 from $799,108 for the year ended December 31, 2007. The increase for the year ended December 31, 2008 was due to meeting our financial sponsorship obligations in March 2008 for the severe psoriasis study by John Koo, MD, of the University of California at San Francisco, of $189,000.

Engineering and product development expenses for the year ended December 31, 2007 decreased to $799,108 from $1,006,600 for the year ended December 31, 2006. The decrease is primarily due to a decrease in salaries and related benefits of $154,000 due to reduced headcount.

Refinancing Charge

Refinancing charge for the year ended December 31, 2007 was due to the termination of the lending arrangements with both GE Capital Corporation and Leaf Financial. This included $108,876 for prepayment penalties; $178,699 buyback of previously issued warrants to GE; and $154,381 of unamortized costs for previous draws on the line of credit. These costs were incurred in order to obtain a new credit facility with CIT on terms more favorable to us.

Interest Expense, Net

Net interest expense for the year ended December 31, 2008 increased to $1,032,597, as compared to $529,489 for the year ended December 31, 2007. The change in net interest expense was the result of the interest earned on cash reserves in the year ended December 31, 2007 due to the equity financing in November 2006, which offset interest expense in those periods from the draws on the line of credit. The draws, on average, were for larger amounts at higher rates in 2008 as compared to 2007. The following table illustrates the change in interest expense, net:

	December 31, 2008	December 31, 2007	Change

Interest expense	$1,188,783	$913,821	$274,962
Interest income	(156,186)	(384,332)	228,146
Net interest expense	$1,032,597	$529,489	$503,108

Net interest expense for the year ended December 31, 2007 increased to $529,489, as compared to $521,769 for the year ended December 31, 2006. The following table illustrates the change in interest expense, net:

	December 31, 2007	December 31, 2006	Change

Interest expense	$913,821	$670,839	$242,982
Interest income	(384,332)	(149,070)	(235,262)
Net interest expense	$529,489	$521,769	$7,720

Net Loss

The aforementioned factors resulted in a net loss of $11,290,907 during the year ended December 31, 2008, as compared to a net loss of $6,354,246 for the year ended December 31, 2007, an increase of 77.7%. The year ended December 31, 2008 included a loss on sale of discontinued operations of $448,675. The increase was also due to expensing the Photo Therapeutics acquisition costs of $1,532,798 pursuant to SFAS No. 141(R), which is in effect for acquisitions closing after December 31, 2008. Additionally, included in the net loss were impairments to the fair values of certain intangibles and other long-lived asset of $934,612.

The following table illustrates the impact of these components between the periods:

	For the Year ended December 31,
	2008	2007	Change
Net loss	$11,290,907	$6,354,246	$4,936,661

Components included in net loss:
Pending acquisition expenses	(1,532,798)	-	(1,532,798)
Loss on sale of discontinued operations	(448,675)	-	(448,675)
Impairment on intangibles and other long-lived asset	(934,612)	-	(934,612)
Refinancing charge	-	(441,956)	441,956
Interest expense, net	(1,032,597)	(529,489)	(503,108)
Sales and marketing expenses	(15,583,293)	(12,673,073)	(2,910,220)
Legal expenses	(1,437,181)	(1,558,387)	121,206
Depreciation and amortization expense	(4,542,038)	(4,822,035)	279,997
Stock-based compensation expense	(1,395,538)	(1,444,880)	49,342
	$(26,906,732)	$(21,469,820)	$(5,436,912)

The aforementioned factors resulted in a net loss of $6,354,246 during the year ended December 31, 2007, as compared to a net loss of $7,492,397 for the year ended December 31, 2006, a decrease of 15.2%. The decrease was primarily due to an increase in revenues of 16.6% which was offset, in part by increases in personnel for sales and marketing in the Domestic XTRAC segment of the business. Also there was a charge to expense of $441,956 due to the costs involved in refinancing of the GE and Leaf Financial Corporation (“Leaf”) credit facilities.

The following table illustrates the impact of these components between the periods:

	For the Year ended December 31,
	2007	2006	Change
Net loss	$6,354,246	$7,492,398	$(1,138,152)

Components included in net loss:
Refinancing charge	(441,956)	-	(441,956)
Interest expense, net	(529,489)	(521,769)	(7,720)
Sales and marketing expenses	(12,673,073)	(10,550,202)	(2,122,871)
Legal expenses	(1,558,387)	(1,377,772)	(180,615)
Depreciation and amortization expense	(4,822,035)	(4,199,047)	(622,988)
Stock-based compensation expense	(1,444,880)	(1,437,170)	(7,710)
	$(21,469,820)	$(18,085,960)	$(3,383,860)

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At December 31, 2008, our current ratio was 1.26 compared to 2.20 at December 31, 2007. As of December 31, 2008, we had $3,408,187 of working capital compared to $13,705,775 as of December 31, 2007. Cash and cash equivalents were $3,736,607 as of December 31, 2008, as compared to $9,954,303 as of December 31, 2007. We had $78,000 of cash that was classified as restricted as of December 31, 2008 compared to $117,000 as of December 31, 2007. The decrease was principally because we incurred an operating loss in 2008 and because we had no further availability for credit under our lending facility with CIT. In February 2009, however, we received an additional $5 million of working capital under the convertible note from the Investor, approximately $2 million of which will be used for obligations incurred in connection with the PTL acquisition.

We believe that our existing cash balance together (including the working capital received in the financing of the PTL acquisition), together with our other existing potential financial resources and any revenues from sales and distribution, will be sufficient to meet our operating and capital requirements beyond the second quarter of 2010. The 2009 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, the 2009 operating plan calls for increased revenues and profits from our Skin Care business and a contribution from the newly acquired business of PTL.

On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility had a commitment term of one year, which expired on December 31, 2008. We accounted for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers and in their revenue streams. Each draw against the credit facility has a repayment period of three years, except for legacy components from GE and Leaf in the first draw. On September 30, 3008, the facility was amended to permit us to make a fourth draw of $1.9 million in the third quarter of 2008; Life Sciences Capital did not participate in the fourth draw. We have used our entire availability under the CIT credit facility and are considering, with CIT’s support, multiple written proposals, including from CIT, for additional debt financing. However, no assurance can be given that any such proposal will materialize on terms favorable to us, if at all. On February 27, 2009, the Investor, LLC funded $5 million of working capital as part of the first tranche of the convertible debt in connection with our acquisition of Photo Therapeutics. A summary of the terms and activity under the CIT credit facility is presented in Note 9, “Long-term Debt”, of the Financial Statements included in this Report.

Net cash and cash equivalents used in operating activities – continuing operations was $1,294,070 for the year ended December 31, 2008 compared to cash used of $1,739,728 for the year ended December 31, 2007. The change in cash used between the years was mostly due to the increases in accounts payable and other accrued liabilities and decreases in accounts receivable and prepaid expenses and other assets.

Net cash and cash equivalents used in operating activities – continuing operations was $1,739,728 for the year ended December 31, 2007, compared to cash used of $580,411 for the year ended December 31, 2006. The increase was mostly due to the increases in accounts receivable and inventory.

Net cash and cash equivalents used in investing activities – continuing operations was $2,766,153 for the year ended December 31, 2008 compared to $4,301,624 for the year ended December 31, 2007. This was primarily for the placement of lasers into service. The year ended December 31, 2008 was net of proceeds received from the sale of discontinued operations of $3,149,736.

Net cash and cash equivalents used in investing activities – continuing operations was $4,301,624 for the year ended December 31, 2007 compared to $4,028,270 for the year ended December 31, 2006. This was primarily for the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last three years, the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents used in financing activities was $2,634,849 for the year ended December 31, 2008 compared to cash provided by financing activities of $2,659,036 for the year ended December 31, 2007. In the year ended December 31, 2008 we repaid $1,655,123 on the lease and term-note lines of credit, net of advances and $1,018,726 for the payment of certain notes payable and capital lease obligations.

Net cash provided by financing activities was $2,659,036 for the year ended December 31, 2007 compared to $12,292,533 for the year ended December 31, 2006. In the year ended December 31, 2007 we received $3,314,426 from the advances under the lease and term-note lines of credit, net of payments, $85,954 from the exercise of common stock options and a decrease in restricted cash of $39,000. These cash receipts were offset by $784,543 for the payment of certain notes payable and capital lease obligations. The year ended December 31, 2006 included $10,547,002 of net cash received from the issuance of common stock.

Contractual Obligations

Set forth below is a summary of current obligations as of December 31, 2008 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. The obligations under the credit facility from CIT Healthcare LLC and Life Sciences Capital are term notes. Operating lease and rental obligations are respectively for personal and real property which we use in our business. The table below does not include the $18 million convertible note which we issued to the Investor in connection with acquisition of PTL on February 27, 2009.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Credit facility obligations	$8,691,478	$4,717,481	$3,973,997	$-
Capital lease obligations	-	-	-	-
Operating lease obligations	1,410,420	524,795	885,625	-
Notes payable	106,214	28,975	77,239	-
Total	$10,208,112	$5,271,251	$4,936,861	$-

Our ability to expand our business operations is currently dependent in significant part on financing from external sources. There can be no assurance that changes in our manufacturing and marketing, research and development plans or other changes affecting our operating expenses and business strategy will not require financing from external sources before we will be able to develop profitable operations. Under the terms of the SPA, we must secure the Investor’s approval for the incurrence of debt or the issuance of equity securities. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of marketing results, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

Off-Balance Sheet Arrangements

At December 31, 2008, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our sales or expenses.

Item 7A.              Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2008, we were not exposed to market risks due to changes in interest rates or foreign currency rates and, therefore, we do not use derivative financial instruments to address risk management issues in connection with changes in interest rates and foreign currency rates.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in this Report and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

Our chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Management’s report on our internal controls over financial reporting can be found in the following captioned discussion. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can be found with the attached financial statements; and is incorporated by reference herein.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Amper, Politziner & Mattia, LLP., an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.           Other Information

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Our Board members are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held twelve meetings and executed one unanimous written consent in lieu of a meeting in 2008.

The following sets forth certain biographical information concerning our directors and our current executive officers.

Name	Position	Age

Richard J. DePiano	Non-Executive Chairman of the Board of Directors	67
Jeffrey F. O'Donnell	Director, President and Chief Executive Officer	49
Dennis M. McGrath	Chief Financial Officer and Vice President – Finance and Administration	52
Michael R. Stewart	Executive Vice President and Chief Operating Officer	51
Alan R. Novak	Director	74
David W. Anderson	Director	56
Wayne M. Withrow	Director	53
Stephen P. Connelly	Director	57
John M. Glazer	Director	44

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

Jeffrey F. O’Donnell joined PhotoMedex in 1999 as President and CEO and has served as a member of the Board of Directors since that date. Prior to PhotoMedex, he joined Radiance Medical Systems in 1995 as Vice President of Sales and Marketing, in 1997 served as its President and CEO, and then from 1999 to 2000 served as its Chairman. Previously, from 1994 to 1995, Mr. O’Donnell held the position of President and CEO of Kensey Nash Corporation. In 2005, Mr. O’Donnell was named Life Science CEO of the year by the Eastern Technology Council. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant and Johnson & Johnson Orthopedic. Mr. O’Donnell currently is on the Boards of Endologix, Inc. (ELGX), Replication Medical, Inc. (RMI) and Embrella Cardiovascular, Inc. and sits on the Safeguard Advisory Board (SFE). Mr. O’Donnell graduated from LaSalle University in 1982 with a B.S. in business administration.

Dennis M. McGrath was appointed Chief Financial Officer and Vice President-Finance and Administration in January 2000. Mr. McGrath has held several senior level positions including from February 1999 to January 2000 serving as the Chief Operating Officer of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a public company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath assumed the role of Chief Financial Officer of Think New Ideas, Inc., a public company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, Mr. McGrath was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. From September 1996 to February 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President–Operations of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink in 1999. Mr. McGrath is currently an outside Board member of RICOMM Systems, Inc., Noninvasive Medical Technologies, Inc. and Embrella Cardiovascular, Inc. Mr. McGrath is a certified public accountant and graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a certified public accountant.

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

Stephen P. Connelly was appointed to our Board of Directors on May 3, 2007. Mr. Connelly has served as President and Chief Operating Officer of Viasys Healthcare, Inc. a medical technology and device company. In addition, Mr. Connelly was Senior Vice President and General Manager of the Americas as well as a member of the Executive Committee of Rhone Poulenc Rorer. Mr. Connelly’s broad background includes over twenty-five years of experience in the planning, development and management of rapid-growth marketing-driven businesses in the medical device and pharmaceutical fields. In addition, Mr. Connelly has a diverse and comprehensive business background, with expertise in such areas as strategic and tactical business development, joint ventures, mergers, acquisitions and corporate partnering, structuring and finance. Mr. Connelly is well-versed in every aspect of marketing, sales, general management, research and development of high-technology products and processes. Mr. Connelly possesses extensive international experience, having lived in Asia and having had operational P&L responsibility in many developed countries.

John M. Glazer was appointed to our Board of Directors on February 27, 2009. Mr. Glazer was appointed on behalf of Perseus Partners VII, L.P. pursuant to the Securities Purchase Agreement dated August 4, 2008 between PhotoMedex, Inc. and Perseus Partners VII, L.P.  Mr. Glazer is a Managing Director of Perseus, L.L.C, which he joined in May 2006.  Perseus is a merchant bank and private equity fund management company headquartered in Washington, D.C.  Since its inception in 1995, Perseus has invested in numerous buyout and growth equity transactions in the United States, Canada, and Western Europe.  The firm now manages seven investment funds with capital commitments totaling approximately $2.0 billion.  Before joining Perseus, Mr. Glazer’s principal activity since 1997 was as an employee and then as a long-term consultant for an affiliate of CSFB Private Equity, where he executed and managed a portfolio of direct private equity and venture capital investments, among them several in biotechnology and the life sciences.  His prior experience included four years as a mergers and acquisitions banker with Credit Suisse First Boston.

Compensation, Nominations and Corporate Governance and Audit Committees

General.  The Board maintains charters for select committees. In addition, the Board has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals and have adopted a related Comprehensive Compliance Program and an Anti-Fraud Program. To view the charters of the Audit, Compensation and Nominations and Corporate Governance Committees, the Code of Ethics and Comprehensive Compliance Program, the corporate governance guidelines and the codes of conduct and our whistle blower policy, please visit our website at www.photomedex.com (this website address is not intended to function as a hyperlink, and the information contained on our website is not intended to be a part of this Report). The Board determined in 2008 that all members of the Board are independent under the revised listing standards of Nasdaq, except for Mr. O'Donnell, who is also our Chief Executive Officer.

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

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is composed of Messrs. Novak, DePiano, Dimun, Withrow and Connelly. Mr. Dimun serves as the Chairman of the Compensation Committee. The Board determined in 2008 that each member of the Compensation Committee satisfies the independence requirements of the Commission and Nasdaq. The Compensation Committee held seven meetings during 2008. Mr. Dimun resigned from the board effective as of March 17, 2009.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all decisions. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The Compensation Committee reviews and approves the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement), provides oversight for employee benefit plans (and changes thereto) and administers our stock option plans and such other employee benefit plans as may be adopted by us from time to time. The report of the Compensation Committee for 2008 is presented below.

Nominations and Corporate Governance Committee.  Our Board has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board as to which persons should be our Board’s nominees. Our Board has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Novak, DePiano, Anderson and Connelly. Mr. Anderson serves as the Chairman of the Nominations and Corporate Governance Committee. The Board of Directors determined in 2008 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of the Commission and Nasdaq. The Nominations and Corporate Governance Committee held one formal meeting during 2008.

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

Our Board of Directors believes that it is necessary that the majority of our Board of Directors be comprised of independent directors and that it is desirable to have at least one financial expert serving on the Audit Committee. The Nominations and Corporate Governance Committee considers these requirements when recommending Board nominees. Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or other circumstances. When considering potential director candidates, the Nominations and Corporate Governance Committee also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy, and experience in the context of the needs of PhotoMedex and of the existing directors.

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

Our Board of Directors has adopted a written charter for the Audit Committee, meeting applicable standards of the Commission and Nasdaq. The members of the Audit Committee in 2008 were Messrs. DePiano, Dimun, Anderson and Withrow. Mr. DePiano serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held eight meetings during 2008. Mr. Dimun resigned from the board effective as of March 17, 2009.

The Board of Directors determined in 2008 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K under the Exchange Act, and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 19, 2009, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2008.

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

In order to assess whether the compensation program we had been providing to our executive officers was competitive and effective, the Compensation Committee engaged in 2008 a third-party consulting firm specializing in executive compensation. As an ongoing matter, the Committee does not engage a third-party consultant to advise on our compensation policies. Nor does the Committee delegate its responsibilities for reviewing and approving executive compensation, except in the case of the 2005 Investment Plan, where the Plan has pre-approved the grant of matching options to an executive who purchases shares of our common stock in the open market in accordance with the provisions of the Plan.

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

What Our Compensation Program is Designed to Reward

The key components of the compensation program for our executive officers are base salary and bonus, and long-term incentives in the form of stock options and under the 2005 Equity Compensation Plan, restricted shares of our common stock. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

Stock price performance has not been a factor in determining annual compensation insofar as the price of our common stock is subject to a number of factors outside of our control. We have endeavored through the grants of stock options to the executive officers to incentivize individual and team performance, providing a meaningful stake in us and linking them to a stake in our overall success. Through the awards of restricted stock, we have striven to forge a closer link by tying the vesting of the restricted stock to certain milestone prices of our common stock.

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

Bonus.  At the outset of a fiscal year, the Compensation Committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. For 2008, there were three factors of generally equal weight: Company revenues, Company EBITDA and a discretionary component.

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

Prior to 2006, stock options granted under the various stock option plans generally had a four-year vesting schedule depending upon the size of the grant, and generally were set to expire five years from the date of grant. In 2006, the Committee determined that such grants would be for ten years and vest over five years. The exercise price of options granted under the stock option plans is at no less than 100% of the fair market value of the underlying stock on the date of grant. The number of stock options granted to each executive officer is determined by the Compensation Committee based upon several factors, including the executive officer’s salary grade, performance and the estimated value of the stock at the time of grant, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion. The options granted to executives as a rule have provisions by which vesting and exercisability are accelerated in the event of a change of control or a termination of employment initiated by the Company other than for cause.

Similar criteria are applied in making awards of restricted shares of our common stock under the 2005 Equity Compensation Plan, but in the case of restricted stock, we have made direct linkage between the price performance of our stock with the vesting schedule of the restricted stock.

To encourage our executive officers to have a greater stake in the equity of the Company, the Committee recommended, and the Board of Directors and the Company stockholders approved, the 2005 Investment Plan at the 2005 Annual Stockholders’ Meeting.

Compensation on Termination of Employment or Change of Control. We have employment agreements with Messrs. O'Donnell, McGrath and Stewart. These agreements provide for severance upon termination of employment, whether in context of a change of control or not.

In the event of an involuntary termination not in connection with a change in control of the Company, an executive will be vested in those options that were unvested as of the termination but that would have vested in the 12 months following termination. In the event of a change of control, all of an executive’s unvested options will vest. As to unvested shares of restricted stock, they will vest upon a change of control to the extent that the acquisition price exceeds a milestone price or if the acquirer elects not to continue to employ the services of the executive.

We also have arrangements with other key employees under which we would be obliged to pay compensation upon their termination outside a context of change of control, and, for a lesser number of key employees, by virtue of a change of control. If all such executive officers and key employees were terminated other than for cause and not because of a change of control, we would have had an aggregate commitment of approximately $1,552,000 at December 31, 2008 for severance and related compensation. However, the obligation for such compensation that would arise in favor of the executive officers and certain key employees by virtue of a change of control would have been approximately $2,102,000 at December 31, 2008.

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

Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Compensation Committee has been advised that based upon prior stockholder approval on January 26, 2009 of the material terms of our Equity Compensation Plan, compensation under this plan is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m) Code. The base salary provided to each executive in 2006, 2007 and 2008 did not exceed the limits under Section 162(m) for tax deductibility; no executive exercised any options in 2006, 2007 or 2008.

Overview of Executive Employment Agreements and Option Awards

Employment Agreement with Jeffrey F. O'Donnell. In November 1999, we entered into an employment agreement with Jeffrey F. O'Donnell to serve as our President and Chief Executive Officer and amended and restated that agreement in August 2002 and October 2007. This agreement has been renewed through December 31, 2009 and will expire then if due notice is given by December 1, 2009. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. Mr. O'Donnell's current base salary was $367,500 in 2008. If we terminate Mr. O'Donnell other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to his base salary, payable over 12 months. If a change of control occurs, Mr. O’Donnell becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

On February 1, 2008, Mr. O’Donnell was awarded from the 2005 Equity Compensation Plan 195,900 options to purchase shares of our common stock, at $0.89 per share (27,986 options at $6.23 per share as adjusted for the reverse stock split of 1-for-7 effective January 26, 2009). The options vest over 5 years and will expire on February 1, 2018.

Employment Agreement with Dennis M. McGrath. In November 1999, we entered into an employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration and amended and restated that agreement in August 2002 and September 2007. This agreement has been renewed through December 31, 2009 and will expire then if due notice is given by December 1, 2009. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. Mr. McGrath's current base salary was $299,250 in 2008. If we terminate Mr. McGrath other than for "cause" (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to his base salary, payable over 12 months. If a change of control occurs, Mr. McGrath becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary in a lump sum.

On February 1, 2008, Mr. McGrath was awarded from the 2005 Equity Compensation Plan 163,200 options to purchase shares of our common stock, at $0.89 per share (23,314 options at $6.23 per share as adjusted for the reverse stock split of 1-for-7 effective January 26, 2009). The options vest over 5 years and will expire on February 1, 2018.

Employment Agreement with Michael R. Stewart. Effective December 27, 2002, Michael R. Stewart became the Company’s Executive Vice President of Corporate Operations, pursuant to an employment agreement. The employment agreement was amended and restated in September 2007. Mr. Stewart became our Chief Operating Officer on July 19, 2005, at which time he was granted 40,000 options. Mr. Stewart’s current base salary was $262,500 in 2008. This agreement has renewed through December 31, 2009 and will expire then if due notice is given by December 1, 2009. If due notice is not given, then the agreement will renew for an additional year and thereafter on an annual basis. If we terminate Mr. Stewart other than for “cause” (which definition includes nonperformance of duties or competition of the employee with our business), then he will receive severance pay equal to his base pay, payable over 12 months. If a change of control occurs, Mr. Stewart becomes entitled to severance pay by virtue of provisions related to the change of control, then he may become entitled to severance equal to 200% of his then base salary, payable over 12 months.

On February 1, 2008, Mr. Stewart was awarded from the 2005 Equity Compensation Plan 130,600 options to purchase shares of our common stock, at $0.89 per share (18,657 options at $6.23 per share as adjusted for the reverse stock split of 1-for-7 effective January 26, 2009). The options vest over 5 years and will expire on February 1, 2018.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2008 and 2007 concerning compensation for our three named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

Jeffrey F. O’Donnell, President	2008	365,481	151,594	-	139,677	0	0	20,388	677,140
and Chief Executive Officer	2007	350,000	175,875	127,050	0	0	0	19,475	672,400

Dennis M. McGrath, Chief	2008	297,606	98,753	-	116,362	0	0	18,192	530,913
Financial Officer & Vice Pres.	2007	285,000	114,570	105,875	0	0	0	15,844	521,289
– Finance/Administrative

Michael R. Stewart, Chief	2008	261,058	72,198	-	93,158	0	0	19,261	445,665
Operating Officer and	2007	250,000	83,750	275,275	0	0	0	19,004	628,029
Executive Vice President

 (1) “Bonus” in the foregoing table is the bonus earned in 2008 and 2007, even though it will have been paid in a subsequent period.

(2) The amounts shown for option awards and restricted stock awards relate to shares granted under our 2005 Equity Compensation Plan and 2005 Investment Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2008 and 2007, computed in accordance with SFAS 123(R), before amortization and without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in Note 1 to our consolidated financial statements. For information regarding the number of shares subject to 2008 and 2007 awards, other features of those awards, and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table on p. 68.

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

Potential Payments on Termination of Employment or Change of Control

Potential payments to our three named executive officers on termination of employment or upon a change of control of the Company are governed by their respective employment agreements and by the terms of their option agreements and restricted stock agreements.

If any of the events set forth in the table had occurred by December 31, 2008, then we estimate the value of the benefits that would have been triggered and thus accrued to the three named executive officers as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (3)	Disability (3)	Change in Control

Jeffrey F. O’Donnell (1)(2)(4)	Severance	367,500	735,000	0	0	0	N/A
	Health continuation	8,643	17,286	0	0	0	N/A
	AD&D insurance	1,046	2,092	0	0	0	N/A
	Executive life ins.	7,259	14,518	0	0	0	N/A
	Accelerated vesting	0	170,100	0	0	0	0
	TOTAL	384,448	938,996	0	0	0	0

Dennis McGrath (1)(2)(4)	Severance	300,000	600,000	0	0	0	N/A
	Health continuation	8,643	17,286	0	0	0	N/A
	AD&D insurance	1,046	2,092	0	0	0	N/A
	Executive life ins.	3,682	7,364	0	0	0	N/A
	Accelerated vesting	0	114,075	0	0	0	0
	TOTAL	313,371	740,817	0	0	0	0

Michael Stewart (1)(2)(4)	Severance	262,500	525,000	0	0	0	N/A
	Health continuation	8,643	17,286	0	0	0	N/A
	AD&D insurance	1,046	2,092	0	0	0	N/A
	Executive life ins.	5,076	10,152	0	0	0	N/A
	Accelerated vesting	0	61,425	0	0	0	0
	TOTAL	277,265	615,955	0	0	0	0

(1)
 If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2008 (the last trading day of the year) was $0.28. All shares were unvested at that date and were purchased for the par value of the stock, i.e. $0.01, assuming a change of control as of December 31, 2008, each share would return a gain of $0.27.

(2)
All unvested options become exercisable by reason of a change of control. However, none of the executives’ unvested options as of December 31, 2008 were in the money, and therefore there would have been no benefit as of December 31, 2008. Similarly, in the event of an involuntary termination without cause, the executive optionee becomes vested in those options that would otherwise have vested in twelve months following the date of termination. As in the hypothetical change of control, so in this case of hypothetical involuntary termination, there would have been no benefit to the optionee inasmuch as no option was in the money at December 31, 2008.

(3)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.

(4)	Severance based on 2008 salary levels.

STOCK OPTIONS

The 2005 Equity Compensation Plan is currently the primary vehicle by which restricted stock awards and option grants are made to the executives and other service-providers. At the January 26, 2009 meeting of the stockholders, the number of shares reserved for issuance under the Plan was increased to 8,160,000 shares of our common stock (1,165,714 shares of our common stock as adjusted for the 1-for-7 reverse stock split effective January 26, 2009). Participation in the 2005 Investment Plan is limited to the executives; this Plan has been authorized by the stockholders for 400,000 shares of our common stock (57,143 shares of our common stock as adjusted for the 1-for-7 reverse stock split effective January 26, 2009).

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2008 to each of our executive officers listed in the Summary Compensation Table as shown under the caption “Executive Compensation.” Stock awards and option grants made in 2008 were from the 2005 Equity Compensation Plan.

GRANTS OF PLAN-BASED AWARDS TABLE

			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (2)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Approval Date	Threshold (#)	Target (#)	Maximum (#)

Jeffrey O’Donnell	2/1/08	2/1/08	-	-	-	27,986	6.23	N/A	139,677

Dennis McGrath	2/1/08	2/1/08	-	-	-	23,314	6.23	N/A	145,248

Michael Stewart	2/1/08	2/1/08	-	-	-	18,657	6.23	N/A	116,234

(1)
The Company does not have a Non-Equity Incentive Plan. The Equity Incentive Plan is comprised of the restricted shares of common stock issued to Messrs. O’Donnell, McGrath and Stewart under the 2005 Equity Compensation Plan.

(2)	The grants have been adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009.

(3)	Computed in accordance with SFAS 123 (R).

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE, AS ADJUSTED TO REFLECT THE REVERSE STOCK SPLIT OF 1-FOR-7 EFFECTIVE JANUARY 26, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Jeffrey O’Donnell	21,429	0	0	14.98	1/22/09	0	0	N/A	N/A
	16,071	5,357	0	17.15	3/1/10	0	0	N/A	N/A
	11,428	17,143	0	17.50	1/15/16	0	0	75,000	147,000
	0	286	0	11.13	5/24/16	0	0	N/A	N/A
	7,143	10,714	0	7.77	11/20/16	0	0	N/A	N/A
	0	286	0	7.91	3/6/17	0	0	N/A	N/A
	0	143	0	8.05	3/7/17	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	15,000	29,400
	0	27,986	0	6.23	2/1/18	0	0	N/A	N/A

Dennis McGrath	17,857	0	0	14.98	1/22/09	0	0	N/A	N/A
	15,000	5,000	0	17.15	3/1/10	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	47,857	93,800
	8,000	12,000	0	15.61	3/10/16	0	0	N/A	N/A
	0	714	0	11.06	5/24/16	0	0	N/A	N/A
	0	286	0	11.41	5/25/16	0	0	N/A	N/A
	6,286	9,429	0	7.77	11/20/16	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	12,500	24,500
	0	23,314	0	6.23	2/1/18	0	0	N/A	N/A

Michael Stewart	10,714	0	0	14.98	1/22/09	0	0	N/A	N/A
	10,714	3,572	0	17.15	3/1/10	0	0	N/A	N/A
	5,714	0	0	18.41	7/19/10	0	0	N/A	N/A
	5,714	8,572	0	15.61	3/10/16	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	10,000	19,600
	0	N/A	0	N/A	N/A	0	0	22,500	44,100
	0	18,657	0	6.23	2/1/18	0	0	N/A	N/A

(1) The market value of unvested shares of restricted stock is based on $1.96 per share, which was the closing price of our stock on December 31, 2008, the last trading day of 2008 as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009.

Option Exercises and Stock Vested Table

None.

Compensation Committee Report on Executive Compensation

We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in the Company’s 2008 Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K.

Mr. Dimun who resigned from the Board effective March 17, 2009 was a member of the Compensation Committee during 2008 and took part in the above-referenced reviews and discussions.

Compensation Committee

Richard J. DePiano    Wayne M. Withrow    Stephen P. Connelly    Alan R. Novak

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of Board committees. Directors who are not our employees are compensated under the 2000 Non-Employee Director Plan. Each director receives non-qualified options to purchase up to 5,000 shares of common stock, (giving effect to the reverse stock split on January 27, 2009) on an annual basis; the options vest quarterly in the year of grant vesting on the last day of service within a quarter. Each outside director receives an annual cash retainer of $20,000 and is also paid $1,000 for personal attendance at each meeting of the Board and each committee meeting held not in conjunction with meetings of the Board itself, and $500 for telephonic attendance at each Board or committee meeting, excluding meetings of limited scope and duration. The chairmen of the Committees will receive additional annual compensation, i.e. audit, $10,000; compensation, $5,000; Nominations and Corporate Governance, $5,000. We pro-rate the retainer for a director serving less than a full year. The table below sets forth non-employee directors’ compensation in 2008.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)

Richard J. DePiano	47,000	26,810	73,810

Alan R. Novak	31,500	26,810	58,310

Anthony J. Dimun (3)	40,000	26,810	66,810

David W. Anderson	40,000	26,810	66,810

Wayne M. Withrow	37,000	26,810	63,810

Stephen P. Connelly	32,500	26,810	59,310

(1) The amounts shown for option awards relate to shares granted under our 2000 Non-Employee Director Plan. These amounts are equal to the dollar amounts recognized in 2008 with respect to the option awards for financial statement purposes, computed in accordance with SFAS 123(R), but without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in note 1 to our consolidated financial statements.

(2) The grant date fair value computed in accordance with SFAS 123(R) was $0.77.

(3) Mr. Dimun resigned from the Board effective March 17, 2009.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors

Our certificate of incorporation and bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our certificate of incorporation and bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Delaware law. Pursuant to our certificate of incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit. We have also instituted a new form of indemnification agreement between the directors and the Company, whereby directors may be indemnified by us against claims brought against them out of their services to us. As of the dated hereof, only Mr. Glazer has entered into such an indemnification agreement.

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance which expires on April 15, 2009. We are required to maintain such insurance as a covenant under the form of indemnification agreement for members of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of March 19, 2009, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group:

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned; Post Split	Percentage of Shares Beneficially Owned (1)
Richard J. DePiano(2)	44,900	*
Jeffrey F. O’Donnell (3)	163,740	1.80%
Dennis M. McGrath (4)	122,734	1.35%
Michael R. Stewart (5)	75,723	*
Alan R. Novak (6)	42,300	*
David W. Anderson (7)	25,000	*
Stephen P. Connelly (8)	13,393	*
Wayne M. Withrow (9)	19,286	*
John M. Glazer. (10)	1,250	*
Perseus Partners VII, L.P.(11)	4,553,548	33.50%
LB I Group, Inc. (12)	880,161	9.77%
James W. Sight (13)	505,000	5.61%
Goldman Capital Management, Inc. (14)	1,098,415	12.20%
All directors and officers as a group (9 persons) (15)	508,226	5.47%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 19, 2009, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 9,005,175 shares of common stock outstanding as of March 19, 2009, reflecting the 1-for-7 split (including rounding up for fractional shares) effective January 26, 2009.

(2)
Includes 4,543 shares and options to purchase up to 40,357 shares of common stock. Does not include options to purchase up to 2,500 shares of common stock, which may vest more than 60 days after March 19, 2009. Mr. DePiano's address is 147 Keystone Drive, Montgomeryville, PA  18936.

(3)
Includes 1,000 shares, 90,000 additional shares subject to restriction agreements with us and options to purchase up to 70,740 shares of common stock. Does not include options to purchase up to 45,246 shares of common stock, which may vest more than 60 days after March 19, 2009. Mr. O’Donnell's address is 147 Keystone Drive, Montgomeryville, PA  18936.

(4)
Includes 1,571 shares, 60,357 additional shares subject to restriction agreements with us and options to purchase up to 60,806 shares of common stock. Does not include options to purchase up to 20,640 shares of common stock, which may vest more than 60 days after March 19, 2009. Mr. McGrath's address is 147 Keystone Drive, Montgomeryville, PA  18936.

(5)
Includes 206 shares, 32,500 additional shares subject to restriction agreements with us and options to purchase 43,017 shares of common stock. Does not include options to purchase up to 24,211 shares of common stock, which may vest more than 60 days after March 19, 2009. Mr. Stewart's address is 147 Keystone Drive, Montgomeryville, PA  18936.

(6)
Includes 4,086 shares of common stock and options to purchase up to 38,214 shares of common stock. Does not include options to purchase up to 2,500 shares of common stock, which may vest more than 60 days after March 19, 2009. Mr. Novak's address is 147 Keystone Drive, Montgomeryville, PA  18936.

(7)
Includes options to purchase up to 25,000 shares of common stock. Does not include options to purchase up to 2500 shares of common stock, which may vest more than 60 days after March 19, 2009. Mr. Anderson's address is 147 Keystone Drive, Montgomeryville, PA  18936.

(8)
Includes 2,143 shares of common stock and options to purchase up to 11,250 shares of common stock. Does not include options to purchase up to 2,500 shares of common stock, which may vest more than 60 days after March 19, 2009. Mr. Connelly's address is 147 Keystone Drive, Montgomeryville, PA  18936.

(9)
Includes 4,286 shares of common stock owned by Mr. Withrow and his wife and options to purchase up to 15,000 shares of common stock. Does not include options to purchase up to 2,500 shares of common stock, which may vest more than 60 days after March 19, 2009. Mr. Withrow’s address is 147 Keystone Drive, Montgomeryville, PA  18936.

(10)
Includes options to purchase 1,250 shares of common stock. Does not include options to purchase up to 3,750 shares of common stock which may vest more than 60 days after March 19, 2009. The foregoing information has been derived from a Schedule 13D filed on March 9, 2009, by Perseus, L.L.C. In a Form 4 filed on March 3, 2009, Mr. Glazer indicated that he holds any options, shares of stock or other securities issued to him as a nominee of Perseus, L.L.C. and disclaims beneficial ownership thereof, except to the extent he has any pecuniary interest therein. Mr. Glazer’s address is c/o Perseus, L.L.C., 2009 Pennsylvania Avenue, NW, Suite 900, Washington, DC 20006.

(11)
Perseus Partners VII, L.P. is a Delaware limited partnership. Its general partner is Perseus Partners VII GP, L.P. a Delaware limited partnership. Perseus Partners VII GP, L.L.C. is a Delaware limited liability company and is the general partner of Perseus Partners VII GP, L.P. The sole member of Perseus Partners VII GP, L.L.C. is Perseus, L.L.C., a Delaware limited liability company. Perseuspur, L.L.C., a Delaware limited liability company is the managing member of Perseus, L.L.C. Frank H. Pearl owns 72.9% of Perseuspur, L.L.C. Mr. Pearl also is the sole director and sole shareholder of Rappahannock Investment Company, a Delaware corporation, which in turn owns the remaining 27.1% of Perseuspur, L.L.C. In a Form 4 filed on March 4, 2009, Mr. Pearl indicated that by virtue of such control, he and the other entities listed in this Note 11 other than the Investor may be deemed to have indirect beneficial ownership of the securities issued to the Investor. The holdings include 3,487,344 shares that may be issued pursuant to the conversion of a convertible note and 1,046,204 shares that may be issued pursuant to the exercise of warrants. Does not include 1,674,777 shares that may be issued for the conversion of additional convertible notes that may be issued in lieu of cash to pay interest, nor does it include options that were granted to Mr. Glazer and that may vest within 60 days after March 19, 2009. The foregoing information has been derived from a Schedule 13D filed on March 9, 2009. The address of the Investor is c/o Perseus, L.L.C., 2099 Pennsylvania Avenue, NW, Ninth Floor, Washington, D.C. 20006.

(12)
LB I Group Inc. is a wholly-owned subsidiary of Lehman Brothers Inc, which is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. LB I Group Inc. owns 880,161 shares of common stock and warrants which became exercisable on May 15, 2007 to purchase up to 127,748 shares of common stock but which cannot be exercised if LBI owns more than 4.999% of our stock. The foregoing information has been derived from a Schedule 13G/A filed on behalf of LBI Group, Inc. on February 13, 2008. The address of LB I Group is 745 Seventh Avenue, New York, New York, 10019.

(13)
James W. Sight owns 505,000 shares of common stock. The foregoing information has been derived from Schedule 13D, filed on December 31, 2008. Mr. Sight’s address is 8500 College Boulevard, Overland Park, Kansas 66210.

(14)
Goldman Capital Management Inc. owns 1,098,415 shares of common stock. The foregoing information has been derived from Form 13F-HR filed by Goldman Capital Management on July 21, 2008. The address of Goldman Capital Management is 320 Park Avenue, New York, New York 10022.

(15)
Includes 17,835 unrestricted shares, 182,857 restricted shares and options to purchase 307,634 shares of common stock. Does not include options to purchase up to 179,216 shares of common stock, which may vest more than 60 days after March 19, 2009.

Item 13.	Certain Relationships and Related Transactions, Director Independence

As of March 19, 2009, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Baker & Hostetler LLP, outside counsel to us in certain litigation, held in the aggregate 6,224 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options that they accepted from us in exchange for legal services performed from July 1998 to May 2000.

See disclosure regarding the convertible note financing with an investment fund managed by Perseus, L.L.C. contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report. Perseus, L.L.C. is a parent of PhotoMedex as required to be disclosed pursuant to Item 404(d) of Registration 8-K. Perseus, L.L.C. is the manager of an investment fund that beneficially owns approximately 33.5% of our voting securities. In addition, such investment fund has the right to appoint a Director to our Board and has certain approval and negative control rights.

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

Our Board determined in 2008 that all members of our Board are independent under the applicable Nasdaq listing standards, except for Mr. O'Donnell, who is also our Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

Our Audit Committee has appointed Amper, Politziner & Mattia, LLP as our independent auditors for the fiscal years ending December 31, 2008 and 2007.

The following table shows the fees paid or accrued by us for the audit and other services provided by Amper, Politziner & Mattia, LLP for 2008 and 2007:

	2008	2007
Audit Fees	$307,000	$298,000
Audit-Related Fees	59,500	20,000
Tax Fees	-	-
All Other Fees	20,000	20,000
Total	$386,500	$338,000

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

Audit Fees. The aggregate fees billed to us in 2008 and 2007 by the independent auditors, Amper, Politziner & Mattia, LLP, for professional services rendered in connection with our Quarterly Reports on Form 10-Q and for the audits of our financial statements and internal controls included in this Annual Report on Form 10-K for 2008 and 2007, totaled approximately $307,000 and $298,000, respectively.

Audit-Related Fees. The aggregate fees billed to us by Amper, Politziner & Mattia, LLP for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $59,500 for 2008 and $20,000 for 2007, principally for the SIS carve out audit and for the audit of the 401(K) plan.

All Other Fees. The aggregate fees billed to us by Amper, Politziner & Mattia, LLP. for products and services rendered for tax consulting and other services were for $20,000 for 2008 and $20,000 for 2007.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of Amper, Politziner & Mattia, LLP to perform audit or non-audit services for us before Amper, Politziner & Mattia, LLP is engaged to provide those services. Under applicable Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

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

The Audit Committee’s pre-approval policy provides as follows:

•      First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage Amper, Politziner & Mattia, LLP for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•      Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

Auditor Selection for Fiscal 2009 Amper, Politziner & Mattia, LLP has been selected to serve as our independent auditors for the year ending December 31, 2009.

PART IV

Item 15	Exhibits

(a)(1)	Financial Statements

Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2008.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(b)           Exhibits

2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
2.2	Agreement and Plan of Merger, dated December 1, 2004, between PhotoMedex, Inc., Gold Acquisition Merger Corp. and ProCyte Corporation (2)
2.3	Securities Purchase Agreement, dated October 31, 2006, by and between PhotoMedex, Inc. and each purchaser a party thereto (3)
2.4	Purchase Agreement, dated August 4, 2008, by and among PhotoMedex, Inc., Photo Therapeutics Group Limited and Neil Crabb. (21)
2.5	Asset Purchase Agreement, dated August 1, 2008, by and between PhotoMedex, Inc. and PRI Medical Technologies, Inc. (21)
3.1	Restated Certificate of Incorporation, filed on August 8, 2000 (4)
3.2	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004 (22)
3.3	Amendment to Restated Certificate of Incorporation, filed on January 26, 2009. (26)
3.4	Amended and Restated Bylaws (5)
3.5	Amended Section 6.01 of the By-Laws, October 30, 2007 (19)
4.1
Securities Purchase Agreement, dated August 4, 2008, by and between PhotoMedex, Inc. and Perseus Partners VII, LP, including Form of Convertible Note, Form of Warrant and Registration Rights Agreement (21)

4.2	Amendment No. 1 to Securities Purchase Agreement, dated February 27, 2009. (24)
4.3	First Tranche Convertible Promissory Note, dated February 27, 2009. (24)
4.4	Pledge and Security Agreement, dated February 27, 2009. (24)
4.5	First Tranche Warrant, dated February 27, 2009. (24)
4.6	Registration Rights Agreement, dated February 27, 2009 (26)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (5)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (5)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (6)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California)(26)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California)(8)
10.6	Industrial Real Estate Lease, dated May 3, 2007, and delivered December 14, 2007 (26)
10.7	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)
10.8	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (26)
10.9	Master Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (9)
10.10	Master Lease Agreement, dated June 25, 2004, between PhotoMedex, Inc. and GE Capital Corporation. (10)
10.11	Investment Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (11)
10.12	License Agreement, dated March 30, 3006, between AzurTec, Inc. and PhotoMedex, Inc. (11)
10.13	License Agreement, dated March 31, 2006, and effective April 1, 1006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (12)
10.14	2005 Equity Compensation Plan, approved December 28, 2005 (13)
10.15	2005 Investment Plan, approved December 28, 2005 (13)
10.16	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.17	Amended and Restated 2000 Stock Option Plan (1)
10.18	2004 Stock Option Plan, assumed from ProCyte (14)
10.19	1996 Stock Option Plan, assumed from ProCyte (14)

10.20	1991 Restated Stock Option Plan for Non-Employee Directors, assumed from ProCyte (14)
10.21	1989 Restated Stock Option Plan, assumed from ProCyte (14)
10.22	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated October 30, 2007 (19)
10.23	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (19)
10.24	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (19)
10.25	Employment Agreement of John F. Clifford, dated March 18, 2005 (2)
10.26	Employment Agreement of Robin L. Carmichael, dated March 18, 2005 (2)
10.27	Separation Agreement, effective June 30, 2006, between PhotoMedex, Inc. and John F. Clifford. (15)
10.28	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated January 15, 2006 (8)
10.29	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (8)
10.30	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (7)
10.31	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated May 1, 2007 (17)
10.32	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (17)
10.33	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (17)
10.34	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (18)
10.35	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (17)
10.36	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (25)
10.37	Master Term Loan and Security Agreement, dated December 31, 2007 among PhotoMedex, Inc., CIT Healthcare LLC, as Agent and Lender, and Life Sciences Capital LLC, as Lender (20)
10.38	Omnibus Amendment dated September 30, 2008 by and among CIT Healthcare LLC, Life Sciences Capital LLC and PhotoMedex, Inc. (23)
10.39	Amendment No. 1 to Omnibus Amendment, dated February 27, 2009 (24)
10.40	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (24)
22.1	List of subsidiaries of the Company
23.1	Consent of Amper, Politziner & Mattia LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Current Report on Form 8-K, dated November 6, 2006.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, as amended.

(8)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(9)	Filed as part of our Current Report on Form 8-K, dated September 10, 2004.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Filed as part of our Current Report on Form 8-K, filed on April 6, 2006.

(12)	Filed as part of our Current Report on Form 8-K, filed on April 10, 2006.

(13)	Filed as part of our Definitive Proxy Statement on Schedule 14A, as filed with the Commission on November 15, 2005.

(14)	Filed as part of our Registration Statement on Form S-8, as filed with the Commission on April 13, 2005.

(15)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(18)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(19)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Filed as part of our amended Annual Report on Form 10-K/A for the year ended December 31, 2007.

(21)	Filed as part of our Current Report on Form 8-K filed on August 4, 2008.

(22)	Fled as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

(23)	Filed as part of our Current Report on Form 8-K on February 27, 2009.

(24)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(25)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(26)	Filed with this Form 10-K.

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 100 F Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission's website at www.sec.gov. You may also inspect reports and other information concerning us at the offices of the Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: March 20, 2009	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Richard J. DePiano	Chairman of the Board of Directors	March 20, 2009
Richard J. DePiano

/s/ Jeffrey F. O’Donnell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2009
Jeffrey F. O'Donnell

/s/ Dennis M. McGrath	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2009
Dennis M. McGrath

/s/ Alan R. Novak	Director	March 20, 2009
Alan R. Novak

/s/ David W. Anderson	Director	March 20, 2009
David W. Anderson

/s/ Stephen P. Connelly	Director	March 20, 2009
Stephen P. Connelly

/s/ Wayne M. Withrow	Director	March 20, 2009
Wayne M. Withrow

Director
John M. Glazer

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We also have audited PhotoMedex, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PhotoMedex, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PhotoMedex, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Amper Politziner & Mattia, LLP

March 20, 2009
Edison, New Jersey

 PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$3,658,607	$9,837,303
Restricted cash	78,000	117,000
Accounts receivable, net of allowance for doubtful accounts of $486,000 and $526,000, respectively	5,421,688	5,797,620
Inventories	6,974,194	6,980,180
Prepaid expenses and other current assets	322,549	508,384
Current assets of discontinued operation	-	1,910,802
Total current assets	16,455,038	25,151,289

Property and equipment, net	10,388,406	8,024,461
Patents and licensed technologies, net	1,142,462	1,408,248
Goodwill, net	16,917,808	16,917,808
Other intangible assets, net	1,095,625	2,607,625
Other assets	714,930	448,046
Assets of discontinued operation	-	2,129,226
Total assets	$46,714,269	$56,686,703

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$28,975	$129,305
Current portion of long-term debt	4,663,281	4,757,133
Accounts payable	5,204,334	3,634,519
Accrued compensation and related expenses	1,487,153	1,581,042
Other accrued liabilities	864,433	674,374
Deferred revenues	798,675	668,032
Total current liabilities	13,046,851	11,444,405

Notes payable, net of current maturities	77,239	106,215
Long-term debt, net of current maturities	3,907,752	5,602,653
Total liabilities	17,031,842	17,153,273

Commitment and contingencies

Stockholders' Equity:
Common Stock, $.01 par value, 100,000,000 shares authorized; 63,032,207 shares issued and outstanding (9,004,601 shares deemed issued and outstanding after adjustments to reflect the reverse stock split of 1-for-7 effective January 26, 2009)	90,046	90,046
Additional paid-in capital	134,912,537	133,472,633
Accumulated deficit	(105,320,156)	(94,029,249)
Total stockholders' equity	29,682,427	39,533,430
Total liabilities and stockholders’ equity	$46,714,269	$56,686,703

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007		2006

Revenues:
Product sales	$26,144,084		$23,626,660		$20,659,506
Services	8,626,208		7,419,783		5,586,080
	34,770,292		31,046,443		26,245,586

Cost of revenues:
Product cost of revenues	11,968,222		9,582,715		8,571,133
Services cost of revenues	5,027,095		3,998,911		4,115,822
	16,995,317		13,581,626		12,686,955

Gross margin	17,774,975		17,464,817		13,558,631

Operating expenses:
Selling, general and administrative	26,797,107		22,279,534		19,803,179
Engineering and product development	1,073,215		799,108		1,006,600
	27,870,322		23,078,642		20,809,779
Loss from continuing operations before refinancing charge and interest expense, net	(10,095,347)		(5,613,825)		(7,251,148)

Refinancing charge	-		(441,956)		-
Interest expense, net	(1,032,597)		(529,489)		(521,769)

Loss from continuing operations	(11,127,944)		(6,585,270)		(7,772,917)

Discontinued operations:
Income from discontinued operations, net of tax	285,712		231,024		280,520
Loss on sale of discontinued operations	(448,675)		-		-

Net loss	$(11,290,907)	$	(6,354,246)	$	(7,492,397)

Basic and diluted net loss per share (Note 1):
Continuing operations	$(1.23)		$(0.73)		$(1.00)
Discontinued operations	(0.02)		0.03		0.03
Basic and diluted net loss per share	$(1.25)		$(0.70)		$(0.97)

Shares used in computing basic and diluted net loss per share (Note 1)	9,004,601		8,972,905		7,741,273

The accompanying notes are an integral part of these consolidated financial statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Accumulated	Deferred
	Shares (1)	Amount (1)	Capital (1)	Deficit	Compensation	Total

BALANCE, DECEMBER 31, 2005	7,344,899	$73,449	$118,581,532	$(80,182,606)	$(55,347)	$38,417,028
Reversal of deferred compensation upon adoption of SFAS 123R	-	-	(55,347)	-	55,347	-
Exercise of warrants	20,000	200	167,800	-	-	168,000
Exercise of stock options	8,679	87	87,184	-	-	87,271
Sale of stock, net of expenses	1,394,286	13,943	10,533,059	-	-	10,547,002
Amortization of deferred compensation	-	-	55,347	-	-	55,347
Stock options issued to consultants for services	-	-	132,624		-	132,624
Stock-based compensation expense related to employee options	-	-	990,372	-	-	990,372
Issuance of restricted stock	122,857	1,228	321,546	-	-	322,774
Issuance of stock for AzurTec agreement	28,571	286	382,987	-	-	383,273
Issuance of stock for Stern laser assets acquisition, net of expenses	14,430	144	191,591	-	-	191,735
Stock-based compensation expense related to severance agreement	-	-	195,497	-	-	195,497
Issuance of warrants for draws under line of credit	-	-	104,388	-	-	104,388
Net loss	-	-	-	(7,492,397)	-	(7,492,397)

BALANCE, DECEMBER 31, 2006	8,933,722	89,337	131,688,580	(87,675,003)	-	44,102,914
Exercise of stock options	10,879	109	85,845	-	-	85,954
Stock options issued to consultants for services	-	-	109,107	-	-	109,107
Stock-based compensation expense related to employee options	-	-	955,767	-	-	955,767
Issuance of restricted stock	60,000	600	383,607	-	-	384,207
Issuance of warrants for draws under line of credit	-	-	249,727	-	-	249,727
Net loss	-	-	-	(6,354,246)	-	(6,354,246)

BALANCE, DECEMBER 31, 2007	9,004,601	90,046	132,472,633	(94,029,249)	-	39,533,430
Stock options issued to consultants for services	-	-	92,501	-	-	92,501
Stock-based compensation expense related to employee options	-	-	888,546	-	-	888,546
Amortization of restricted stock	-	-	414,491	-	-	414,491
Issuance of warrants for draws under line of credit	-	-	44,366	-	-	44,366
Net loss	-	-	-	(11,290,907)	-	(11,290,907)

BALANCE, DECEMBER 31, 2008	9,004,601	$90,046	$134,912,537	$(105,320,156)	-	$29,682,427

(1)  Adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net loss	$(11,290,907)	$(6,354,246)	$(7,492,397)
Adjustments to reconcile net loss to net cash used in operating activities-continuing operations:
Depreciation and amortization	4,172,436	3,834,870	3,407,889
Loss on sale of discontinued operations	448,675	-	-
Refinancing charge	-	441,956	-
Impairment on intangibles and other long-lived assets	934,611	-	-
Loss on disposal of property and equipment	4,658	-	-
Provision for doubtful accounts	137,766	92,892	66,211
Stock options issued to consultants for services	92,501	109,107	132,624
Stock-based compensation	1,303,037	1,335,773	1,1,359,893
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable	238,166	(1,836,091)	(437,145)
Inventories	(63,946)	(460,564)	1,010,738
Prepaid expenses and other assets	932,306	818,555	1,123,772
Accounts payable	1,569,815	172,794	45,648
Accrued compensation and related expenses	(93,889)	51,180	315,508
Other accrued liabilities	190,058	18,189	(279,295)
Deferred revenues	130,643	35,857	166,143
Net cash used in operating activities-continuing operations	(1,294,070)	(1,739,728)	(580,411)
Net cash provided by operating activities-discontinued operations	584,838	761,741	641,395
Net cash (used in) provided by operating activities	(709,232)	(977,987)	60,984

Cash Flows From Investing Activities:
Purchases of property and equipment	(261,822)	(131,654)	(94,976)
Lasers placed into service	(5,089,137)	(4,169,970)	(3,933,294)
Proceeds from disposition of discontinued operations	3,149,736	-	-
Deferred costs on proposed debt financing	(564,930)	-	-
Net cash used in investing activities-continuing operations	(2,766,153)	(4,301,624)	(4,028,270)
Net cash used in investing activities-discontinued operations	(68,462)	(271,864)	(998,541)
Net cash used in investing activities	(2,834,615)	(4,573,488)	(5,026,811)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	-	-	10,547,002
Proceeds from issuance of restricted common stock	-	4,200	8,600
Proceeds from exercise of options	-	85,954	87,271
Proceeds from exercise of warrants	-	-	168,000
Payments on long-term debt	(107,376)	(96,504)	(179,993)
Payments on notes payable	(911,350)	(688,040)	(900,715)
Advances on line of credit	3,580,933	6,824,778	4,712,325
Repayments on line of credit	(5,236,056)	(3,510,351)	(2,200,888)
Decrease in restricted cash and cash equivalents	39,000	39,000	50,931
Net cash (used in) provided by financing activities-continuing operations	(2,634,849)	2,659,036	12,292,533
Net cash provided by financing activities-discontinued operations	-	-	-
Net cash (used in) provided by financing activities	(2,634,849)	2,659,036	12,292,533

Net (decrease) increase in cash and cash equivalents	(6,178,696)	(2,892,439)	7,326,706

Cash and cash equivalents, beginning of year	9,837,303	12,729,742	5,403,036

Cash and cash equivalents, end of year	$3,658,607	$9,837,303	$12,729,742

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
The Company and Summary of Significant Accounting Policies:

The Company:

PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company currently operates in four distinct business units, or segments (as described in Note 10): three in Dermatology, - Domestic XTRAC®, International Dermatology Equipment, and Skin Care (ProCyte®); and one in Surgical, - Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers. A fifth segment of business, the Surgical Services segment was sold on August 8, 2008 and is reported as a discontinued operation, with its related assets as assets of discontinued operations, in these financial statements.

The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. Under these circumstances, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. At times, however, the Company sells XTRAC lasers to customers, due generally to customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues solely from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide and, now to a markedly lesser degree, by earning royalties on licenses for our patented copper peptide compound.

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

Surgical Services was a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. After preliminary investigations and discussions, the Board of Directors of the Company decided on June 13, 2008 to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. See Note 2, Discontinued Operations.

The Company's board of directors approved a 1-for-7 reverse stock split of the Company's common stock, which became effective on January 26, 2009. As a result of the reverse stock split, each seven shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 63 million shares to approximately 9 million shares.

Liquidity and Going Concern
The Company has incurred significant losses and negative cash flows from operations. As of December 31, 2008, the Company had an accumulated deficit of $105,320,156. The Company has historically financed its activities from operations, the private placement of equity securities and borrowings under lines of credit. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

Cash and cash equivalents as of December 31, 2008 were $3,736,607, including restricted cash of $78,000. The Company has historically financed its operations with cash provided by equity financing and from lines of credit. The Company is exploring expressions of interest from third party lenders, including one of its existing lenders, to offer further debt financing for the domestic XTRAC program, though there can be no assurance that any such expressions of interest will materialize on terms favorable to the Company. In addition, the Company completed its purchase of Photo Therapeutics, Inc. and the related acquisition financing on February 27, 2009. The acquisition financing included $5 million of incremental working capital to the Company of which approximately $2 million will be applied to expenses incurred in the acquisition of the subsidiaries of Photo Therapeutics Group Limited. Management believes that the existing cash balance together with its other existing financial resources and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the end of the second quarter of 2010. The 2009 operating plan reflects anticipated growth from both increased fee revenues for use of the XTRAC laser system based on increased utilization and wider insurance coverage in the United States and anticipated growth in revenues of the Company’s skincare products. Should such planned growth be less than expectations, management has established contingency plans to reduce its operation expense, though there can be no assurance that any such contingency plans will maintain adequate liquidity and prevent the possible impairment of assets.

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

Cash and Cash Equivalents and Restricted Cash
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2008 and 2007. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in one bank, the balances which at times may exceed federally insured limits. Deposits at the institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2009. As of December 31, 2008, the Company had uninsured cash balances of approximately $1,680,000 on deposit with the bank. The bank is participating in the FDIC’s Transaction Account Guarantee Program, whereby all non-interest bearing checking accounts (including accounts with interest rates less than 0.50%) are fully guaranteed by the FDIC for the entire amount through December 31, 2009.

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2008, no such write-down was required (see Impairment of Long-Lived Assets below).

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Developed technology was recorded in connection with the purchase in August 2000 of the minority interest of Acculase, a former subsidiary of the Company, and was amortized on a straight-line basis over seven years. Developed technology was also recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years. Other licenses, for example, the Stern and Mount Sinai licenses, are capitalized and amortized over the estimated useful lives of 10 years.

Management evaluates the realizability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than net book value of the asset, the asset is written down to fair value. As of December 31, 2008, no such write-down was required except that the carrying value of the license from, and the investment in, AzurTec was reduced from $84,320 to its fair value of $0 due to the dissolution of AzurTec in December 2008. (see Impairment of Long-Lived Assets below).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2008, the Neutrogena Agreement intangible was reduced from $582,000 to its fair value of $0. No other write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of the fair value over the remaining useful life of the asset. If the amount of such estimated fair value is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2008, no such write-down was required (see Impairment of Long-Lived Assets below).

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to three-year period. The Company provides for the estimated future warranty claims on the date the product is sold. The activity in the warranty accrual during the years ended December 31, 2008 and 2007 is summarized as follows:

	December 31,
	2008	2007
Accrual at beginning of year	$218,587	$123,738
Additions charged to warranty expense	359,200	270,000
Expiring warranties	(49,784)	(81,899)
Claims satisfied	(85,476)	(93,252)
Accrual at end of year	$442,527	$218,587

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

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criterion are recognized when invoiced amounts are fully paid or assured full payment.

Under the terms of the Company’s distributor agreements, distributors do not have a unilateral right to return any unit that they have purchased. However, the Company does allow products to be returned, under warranty, by its distributors for product defects or other claims.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers and therefore the amount of revenue to be recognized. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2008 and 2007, the Company deferred $670,546 and $563,336, respectively, under this approach.

The Company generates revenues from its Skin Care business primarily through product sales for skin health, hair care and wound care. Lesser revenues are through sales of the copper peptide compound and through royalties generated by our licenses. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point. Royalty revenues are based upon sales generated by our licensees. The Company recognizes royalty revenue at the applicable royalty rate applied to shipments reported by our licensee.

The Company generates revenues from its Surgical business primarily from product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories. Domestic sales generally are direct to the end-user, though the Company has some sales to or through a small number of domestic distributors; foreign sales are to distributors. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors and other customers, when the SAB 104 Criteria have been met.

Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Product Development Costs
Costs of research, new product development and product redesign are charged to expense as incurred.

Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the liability method is used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all of some portion of the deferred tax asset will not be realized.

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

In these consolidated financial statements, diluted net loss per share is the same as basic net loss per share. No additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator since the result would be anti-dilutive. Common stock options and warrants of 1,349,123, 1,468,465 and 1,548,626 as of December 31, 2008, 2007 and 2006, respectively, were thus excluded from the calculation of fully diluted earnings per share. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations have been adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, excluding the rounding up of fractional shares.

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

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2008, no such impairment exists, except for the Company’s investment in, AzurTec, which was reduced from its carrying value of $352,611 to its fair value of $0 and the Neutrogena intangible which was reduced from its carrying value $582,000 to its fair value of $0.

Share-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), share based payment. Under the fair value recognition provision, of this statement, share-based compensations cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight line method.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation.

The Company revised its consolidated statement of operations for the year ended December 31, 2007 and 2006 to reflect a reclass from sales, general and administrative costs to costs of revenues, which resulted in a decrease in gross profit. The reclassification was to move warranty expense to cost of revenues that had previously been shown as a selling expense. The correction had no effect on the Company’s previously reported net loss, consolidated balance sheet, or net cash flows, and is not considered material to any previously reported consolidated financial statements.

Supplemental Cash Flow Information
During the year ended December 31, 2008, the Company financed certain insurance policies through notes payable for $635,243 and issued warrants to a term-note credit facility which are valued at $44,366, and which offset the carrying value of debt.

During the year ended December 31, 2007, the Company financed certain credit facility costs for $149,480, financed insurance policies through notes payable for $594,815 and issued warrants to a leasing credit facility which were valued at $249,727, and which offset the carrying value of debt. In addition, the Company financed vehicle purchases of $71,941 and laser purchases of $156,000 under capital leases.

During the year ended December 31, 2006, the Company financed insurance policies through notes payable for $763,982, financed certain credit facility costs for $160,279, financed a license agreement with a note payable of $77,876 and issued warrants to credit facilities which were valued at $104,388, and which offset the carrying value of debt. In March 2006, the Company issued 101,010 shares of its restricted common stock to Stern Laser srl (“Stern”) due upon achievement of a milestone under the Master Purchase Agreement with Stern. The cost associated with this issuance is included in the license from Stern, which is found in patents and licensed technologies. In March 2006, the Company also issued 200,000 shares of its restricted common stock to AzurTec, Inc. (“AzurTec”) as part of an investment in the capital stock of AzurTec as well as for a license agreement on AzurTec technology, both existing and to be developed in the future.

For the years ended December 31, 2008, 2007 and 2006, the Company paid interest of $1,188,783, $913,821and $670,839, respectively. Income taxes paid in the years ended December 31, 2008, 2007 and 2006 were immaterial.

Recent Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually).

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement will have an impact on future acquisitions. The acquisition of the subsidiaries of Photo Therapeutics Group Ltd. was completed after December 31, 2008, so the Company expensed its costs incurred in the acquisition of $1,532,798 as of December 31, 2008. As part of the purchase accounting, the Company will also have to record an estimate of the earn-out payment the Company expects to pay to the sellers to Photo Therapeutics.

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

Note 2
Discontinued Operations:

Surgical Services is a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. The Company decided to sell this division primarily because the growth rates and operating margins of the division had decreased as the business had begun to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, decided on June 13, 2008 to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. Such closing adjustments resulted in net proceeds to the Company of $3,149,737. The transaction closed on August 8, 2008. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.

The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Prior year financial statements for 2007 have been restated in conformity with generally accepted accounting principles to present the operations of Surgical Services as a discontinued operation. The Company recognized a loss of $448,675 on the sale of the discontinued operations in the year ended December 31, 2008, representing the difference between the adjusted net purchase price and the carrying value of the assets being sold.

Revenues from Surgical Services, reported as discontinued operations, for the years ended December 31, 2008, 2007 and 2006 were $4,398,047, $7,667,174 and $6,944,291, respectively. Income from surgical services, reported as discontinued operations, for the years ended December 31, 2008, 2007 and 2006 were $285,712, $231,024 and $280,520, respectively. No income tax provision was recognized by the Company against income from Surgical Services over the three comparable years.

The following is a summary of the net assets sold as initially determined as of December 31, 2007:

December 31, 2007
Current assets of discontinued operations
Accounts receivable	$961,440
Inventories	949,362
Total current assets of discontinued operations	1,910,802

Long term assets of discontinued operations:
Property, plant and equipment, net	2,119,347
Deposits	9,879
Total long term assets of discontinued operations	2,129,226

Total net assets of discontinued operations	$4,040,028

AzurTec Transaction
On March 30, 2006, the Company closed the transaction provided for in the Investment Agreement with AzurTec. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represents a 14% interest in AzurTec, on a fully diluted basis. In accordance with APB No. 18, and related interpretations, the Company accounted for its investment in AzurTec on the cost basis.

The Company also received a license from AzurTec with respect to its existing and future technology for the MetaSpex Laboratory System. The license gives the Company rights to manufacture and market the ex vivo versions of the MetaSpex product in exchange for certain royalty obligations. The license also provides the Company certain rights on a potential in situ version of the MetaSpex product. AzurTec remains responsible for the development and clinical trial costs of the MetaSpex products, for which AzurTec is committed to raise additional equity capital. AzurTec has contracted with the Company to resume development work of the ex vivo versions of the MetaSpex product. The Company would resume, and be paid for, such work once AzurTec has raised additional equity capital and has settled its prior indebtedness owed to the Company for development work.

AzurTec did not raise additional equity capital. AzurTec elected to dissolve in December 2008. AzurTec assigned its intellectual property to the Company, and the Company reduced the carrying value of $352,611 to its fair value of $0 for its license from, and investment in, AzurTec.

Note 3
Inventories:

Set forth below is a detailed listing of inventories.

	December 31,
	2008	2007
Raw materials and work-in-process	$5,157,455	$4,527,708
Finished goods	1,816,739	2,452,472
Total inventories	$6,974,194	$6,980,180

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. There are no finished goods as of December 31, 2008 and 2007 for laser systems shipped to distributors, but not recognized as revenue until all the criteria of Staff Accounting Bulletin No. 104 have been met. At times, units are shipped but revenue is not recognized until all of the criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid. As of December 31, 2008 and 2007, the Company carried reserves against its inventories of $1,836,441 and $1,124,345, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	December 31,
	2008	2007
Lasers in service	$17,288,400	$15,055,730
Computer hardware and software	341,407	341,407
Furniture and fixtures	562,418	361,174
Machinery and equipment	830,778	870,986
Leasehold improvements	259,595	247,368
	19,282,597	16,876,665
Accumulated depreciation and amortization	(8,894,192)	(8,852,204)
Property and equipment, net	$10,388,406	$8,024,461

Depreciation expense was $2,977,506 in 2008, $2,608,106 in 2007 and $2,148,751 in 2006. At December 31, 2008 and 2007, net property and equipment included $0 and $471,385, respectively, of assets recorded under capitalized lease arrangements, of which $0 and $254,178, respectively, of the capital lease obligation was included in long-term debt at December 31, 2008 and 2007 (see Note 9).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies.

	December 31,
	2008	2007
Patents, owned and licensed, at gross costs of $583,623 and $501,657 net of accumulated amortization of $359,195 and $268,540, respectively	$224,428	$242,402
Other licensed and developed technologies, at gross costs of $2,328,059 and $2,432,258, net of accumulated amortization of $1,410,025 and $1,266,412 respectively	918,034	1,165,846
Total patents and licensed technologies, net	$1,142,462	$1,408,248

Related amortization expense was $264,930, $296,764 and $329,138 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in other licensed and developed technologies is $200,000 for cost of developed technologies acquired from ProCyte and $114,982 of cost for the license with AzurTec, for the year ended December 31, 2007 only.

On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $66,494 and $64,248, net at December 31, 2008 and 2007, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed and developed technologies.

Estimated amortization expense for amortizable intangible assets for the next five years is $214,000 in 2009, $213,000 in 2010, $175,000 in 2011, $151,000 in 2012, $141,000 in 2013 and $248,000 thereafter.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, all of which were acquired from ProCyte and which were initially recorded at their appraised fair values:

	December 31,
	2008	2007
Neutrogena Agreement, at gross cost of $0 and $2,400,000 net of accumulated amortization of 0 and $1,338,000, respectively.	$-	$1,062,000
Customer Relationships, at gross cost of $1,700,000 net of accumulated amortization of $1,287,735 and $947,739, respectively.	412,265	752,261
Tradename, at gross cost of $1,100,000 net of accumulated amortization of $416,640 and $306,636, respectively.	683,360	793,364
	$1,095,625	$2,607,625

Related amortization expense was $930,000 for 2008, 2007 and 2006. Estimated amortization expense for amortizable intangible assets for the next five years is $450,000 in 2009, $182,250 in 2010, $110,000 in 2011, $110,000 in 2012, $110,000 in 2013 and $133,375 thereafter. Under the Neutrogena Agreement, the Company has licensed to Neutrogena rights to its copper peptide technology and for which the Company receives royalties. As of December 31, 2008, the Company reduced the carrying value of $582,000 to its fair value of $0 for the Neutrogena Agreement. Customer Relationships represent the value to the Company of relationships that ProCyte had formed with its customers. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	December 31,
	2008	2007
Accrued professional and consulting fees	$186,162	$225,820
Accrued warranty	442,527	218,587
Accrued sales taxes and other expenses	235,744	229,967

Total other accrued liabilities	$864,433	$674,374

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	December 31,
	2008	2007
Note payable – unsecured creditor, interest at 5.44%, payable in monthly principal and interest installments of $51,354 through February 2008.	$-	$102,013

Note payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	106,214	133,507

	106,214	235,520
Less: current maturities	(28,975)	(129,305)
Notes payable, net of current maturities	$77,239	$106,215

Aggregate maturities of the notes payable as of December 31, 2008 are $28,975 in 2009, $30,762 in 2010, $32,660 in 2011 and $13,817 in 2012.

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	December 31,
	2008	2007
Total borrowings on credit facilities	$8,571,033	$10,105,608
Capital lease obligations (see Note 4)	-	254,178
Less: current portion	(4,663,281)	(4,757,133)
Total long-term debt	$3,907,752	$5,602,653

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

Upon the pay-off of the GE and Leaf facilities, the Company entered a term-note facility with CIT Healthcare LLC and Life Sciences Capital LLC, as equal participants (collectively, “CIT”), for which CIT Healthcare acts as the agent. The facility was for $12 million and was for one year. The stated interest rate for any draw was set as 675 basis points above the three-year Treasury rate. CIT levied no points on a draw. Each draw was secured by specific XTRAC laser systems consigned under usage agreements with physician-customers.

The first draw had three discrete components: carryover debt attributable to the former GE borrowings, as increased by extinguishment costs (including redemption of the GE warrants) which CIT financed; carryover debt attributable to Leaf, as increased by extinguishment costs which CIT financed; and debt newly incurred to CIT on XTRAC units not pledged to GE or Leaf. The carryover components maintained the monthly debt service payments from GE and Leaf with increases to principal and changes in the stated interest rates causing minor changes in the number of months set to pay off the discrete draws. The third component was self-amortizing over three years.

The beginning principal of each component was $4,724,699, $1,612,626, and $3,990,000, respectively. The effective interest rate for the first draw was 12.50%. The pay-off of each component is 27, 30, and 36 months, respectively. On March 31, 2008, the Company made an additional draw under the credit facility for $840,000. This additional draw is amortized over 36 months at an effective interest rate of 8.55%. On June 30, 2008, the Company made a draw under the credit facility for $832,675 based on the limitations on gross borrowings under the facility. This draw is amortized over 36 months at an effective interest rate of 9.86%.

On September 30, 2008, CIT amended the credit facility to increase the amount the Company could draw on the credit facility by $1,927,534. The interest rate for draws against this amount was set at 850 basis points above the LIBOR rate two days prior to the draw. Each draw was to be secured by certain XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw would have a repayment period of three years. On September 30, 2008, the Company made a draw under the credit facility for the maximum amount allowable under the credit facility. This draw is amortized over 36 months at an effective interest rate of 12.90%. The Company has used its entire availability under the CIT credit facility. The Company is considering multiple written proposals for additional debt financing but there can be no assurance whether any such proposals will materialize on terms favorable to the Company. CIT also raised certain defaults, which the Company took steps to cure and which CIT waived as of February 27, 2009.

In connection with the CIT facility, the Company issued 235,525 warrants to each of CIT Healthcare and Life Sciences Capital in December 2007 (33,646 warrants as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009). In connection with the amendment to the CIT facility, the Company issued 192,753 warrants to CIT Healthcare in September 2008 (27,536 warrants as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009). The warrants are treated as a discount to the debt and are amortized under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" since there is no option for cash or net-cash settlement when the warrants are exercised. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are, as adjusted to reflect the reserve stock split of 1-for-7 effective January 27, 2009, as follows:

CIT	December 2007	September 2008

Number of warrants	67,293	27,536
Exercise price	$7.84	$3.08
Fair value of warrants	$221,716	$44,366
Volatility	59.44%	60.92%
Risk-free interest rate	3.45%	2.98%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

GE	March 2006	June 2006	September 2006	December 2006	March 2007

Number of warrants	2,935	3,530	3,577	4,580	4,757
Exercise price	$14.42	$11.83	$11.76	$8.40	$8.96
Fair value of warrants	$27,853	$26,548	$28,103	$21,884	$28,011
Volatility	87.16%	84.17%	84.52%	72.53%	68.37%
Risk-free interest rate	4.79%	5.18%	4.59%	4.69%	4.54%
Expected dividend yield	0%	0%	0%	0%	0%
Expected warrant life	5 years	5 years	5 years	5 years	5 years

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

Year Ended December 31,
2009	$5,375,788
2010	3,444,782
2011	811,059
Total minimum payments	9,631,629

Less: interest	(940,152)
Less: unamortized warrant discount	(120,444)

Present value of total minimum obligations	$8,571,033

Note 10
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable lease agreements for real property, and one minor operating lease for personal property. These arrangements expire at various dates through 2012. Rent expense was $601,947, $583,372 and $601,062 for the years ended December 31, 2008, 2007 and 2006, respectively. The future annual minimum payments under these leases are as follows:

Year Ending December 31,

2009	$524,795
2010	488,195
2011	307,567
Thereafter	89,863

Total	$1,410,420

Litigation
In the matter brought by the Company on January 4, 2004, against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, the Company has appealed to the Ninth Circuit Court of Appeals from the district judge’s grant of summary judgment to the defendants. No date has been set for oral argument.

In the matter which Ra Medical and Mr. Irwin brought against the Company on June 6, 2006 for unfair competition and which the Company removed to the United States District Court for the Southern District of California, the district judge has certified the Company’s an interlocutory appeal to the Ninth Circuit of Appeals from the judge’s dismissal, among other things, of the Company’s counterclaim of misappropriation. The Company has filed its opening brief on appeal and await appellees’ opposition brief.

On October 29, 2008, Ra Medical and Dean Irwin brought a second malicious prosecution action against the Company, and outside counsel, in the California Superior Court for San Diego County. The Company was not served until nearly the end of the 60-day period in which service of process must be affected. The plaintiffs allege that the action which the Company brought in January 2004 against Ra Medical and Mr. Irwin was initiated and maintained with malice. On October 30, 2008, the day of the Company’s quarterly investors’ conference call, Ra Medical issued a press release accusing the Company of having acted with malice. On or about January 22, 2009, the Company filed a demurrer to the complaint on the grounds that it was brought while the underlying Federal action was still on appeal before the Ninth Circuit Court of Appeals, and therefore before the plaintiffs had secured a final and favorable judgment in the underlying Federal action – a necessary pre-condition to bringing the action. The Courst sustained the Company's demurer but did not dismiss the complaint but rather stayed the action with leave to amend the complaint.

On December 1, 2008, the Company filed a complaint for declaratory judgment in the United States District Court for the Southern District of California based on the accusations made in Ra Medical’s press release of October 30, notwithstanding that the district judge in the underlying Federal action had specifically ruled that the Company had not acted in the litigation vexatiously or in bad faith. The Company is asking the court to rule on whether the accusations made in the press release are true or false. The defendants have moved to dismiss the complaint based on lack of jurisdiction in the Federal court. The Company awaits a ruling on the defendants’ motion, which has been fully briefed and submitted.

The Company notified its general liability and umbrella liability insurer, St. Paul Fire and Marine Insurance Company, of the suit that Ra Medical and Mr. Irwin stated in their press release that they had brought for malicious prosecution. On or about January 27, 2009, St. Paul sent the Company a letter via regular mail setting forth reasons why it believed it had no duty to indemnify the Company against any liability which the Company might incur in the malicious prosecution action, and inviting the Company’s response to its position. Meanwhile and before the Company had received the January 27 letter, St. Paul brought an action on January 29, 2009 in the California Superior Court for San Diego County for a declaratory judgment that it has no duty to defend us or indemnify the Company, asserting that it had been released from such duties in the settlement of the first malicious prosecution action brought by Ra Medical and also asserting that the policy should be governed by California law, not Pennsylvania law. The Company has removed that action to the U.S. District Court for the Southern District of California, but the Company has not yet been required to file a response to the St. Paul complaint. Notwithstanding, on March 20, 2009, St. Paul has informed the Company that it will pay for the cost of defense subject to a full reservation of rights.

The insurance policy under which the Company seeks coverage from St. Paul  is the same policy under which St. Paul defended and indemnified the Company in the first malicious prosecution action brought by Ra Medical against the Company. In connection with the first malicious prosecution action, the Company filed a declaratory judgment action in the U.S. District Court for the Eastern District of Pennsylvania against St. Paul seeking a ruling that it was obligated to pay all reasonable defense costs incurred in the defense of that action and any judgment or settlement which the Company might incur. The Company obtained a summary judgment in that action holding that, under governing Pennsylvania law, the policy covered malicious prosecution claims and St. Paul was required to provide full coverage for the action brought by Ra Medical. On March 3, 2009, the Company filed an action in the U.S. District Court for the Eastern District of Pennsylvania seeking a ruling, consistent with the earlier ruling of this court, that the law of Pennsylvania governs the policy and that the policy provides coverage for the latest malicious prosecution action. The Company’s complaint was served on St. Paul on March 4, 2009. The case has been assigned to the same judge who granted the Company’s motion for summary judgment in the earlier declaratory judgment action.

In the patent infringement suit brought on November 7, 2007, by Allergan, Inc. in the United States District Court for the Central District of California, the Company settled this suit on November 11, 2008, and it was dismissed with prejudice. In return for the Company’s promise to cease marketing MD Lash Factor eyelash conditioner or any other prostaglandin-based conditioner on or before January 31, 2009, Allergan released PhotoMedex and its affiliates, its licensor and supplier, and the sub-suppliers, of MD Lash Factor, and the Company’s customers and their end-user customers from any claims deriving from MD Lash Factor that the Company sold on or before January 31, 2009. In fact, the Company ceased marketing of MD Lash Factor by the appointed date.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. The Company believes, based on discussions with legal counsel, that these other litigation and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,552,197 as of December 31, 2008, based on 2008 salary levels. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2008 was approximately $2,102,269, based on 2008 salary levels.

Restricted Securities and Warrants
If an investor participating in the November 2006 private placement exercises a warrant received in the placement, then Cowen & Company is entitled to a 6.5% commission on the gross proceeds to the Company from such exercise. If all such warrants are exercised, then the Company will receive $3,904,000 and will owe Cowen & Company $253,760 in commissions. To date, no such exercises of these warrants have occurred.

Note 11
Stockholders’ Equity:

Common Stock, adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009
The Company's board of directors approved a 1-for-7 reverse stock split of the Company's common stock, which became effective on January 26, 2009. As a result of the reverse stock split, each seven shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 63 million shares to approximately 9 million shares.

On January 26, 2009, the stockholders voted to increase the number of authorized shares of common stock from 14,285,714 to 21,428,571 shares.

As of December 31, 2008, the Company had issued 84,266 shares of its restricted common stock in connection with the Asset Purchase agreement with Stern Laser Srl, or Stern.

On June 26, 2007, the stockholders voted to increase the number of authorized shares of common stock from 10,714,286 to 14,285,714 shares.

On November 3, 2006, the Company closed on a private placement for 1,394,286 shares of common stock at $8.19 per share resulting in gross proceeds of $11,419,200. The closing price of the Company’s common stock on November 1, 2006 was $8.89 per share. In connection with this private placement, the Company paid commissions and other expenses of $864,308, resulting in net proceeds of $10,554,892. In addition, the investors received warrants to purchase 348,571 shares of common stock at an exercise price of $11.20 per share, and Cowen & Company, the placement agent, received warrants to purchase 34,857 shares of common stock, under the same terms and conditions as the warrants issued to the investors. As such the warrants have a five-year term and will become exercisable on May 1, 2007 (see Common Stock Warrants below). Cowen & Company is entitled to a 6.5% commission on any proceeds to the Company from future exercises by the investors of their warrants. The warrants issued to Cowen & Company were in consideration of its services as the placement agent and have a value under the Black Scholes method of approximately $200,000. The Company has used the proceeds of this financing to pay for working capital and other general corporate purposes. The shares sold in the private placement, including the shares underlying the warrants, have been registered with the Securities and Exchange Commission.

Common Stock Options, adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009
In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the “1995 Plan”) for key employees, officers, directors, and consultants, and initially provided for up to 71,429 options to be issued thereunder.

On April 10, 1998, the Company created a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director was to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 2,857 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vested at the rate of 714.25 options per quarter during each quarter in which such person had served as a member of the Board of Directors. Since the date of adoption of the Non-Employee Director Stock Option Plan (discussed below), the Company no longer grants options to members of the Board of Directors under this plan. At December 31, 2008, the plan had 2,143 options outstanding.

In May 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan initially reserved for issuance up to 142,857 shares of the Company’s common stock, which was increased to 285,714 shares pursuant to the affirmative vote of the stockholders on June 10, 2002 and to 478,571 shares on December 16, 2003. The reserved shares are to be used for granting of incentive stock options (“ISOs”) to employees of the Company and for granting of non-qualified stock options (“NSOs”) and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company’s stock on the date of grant. All ISOs granted to less than ten-percent stockholders may have a term of up to 10 years, while ISOs granted to greater than ten-percent stockholders shall have a term of up to five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company’s stock on the date of grant. No NSOs shall be exercisable for more than 10 years after the date of the respective grant. The plan became inactive on December 28, 2005, and had 194,857 options outstanding at December 31, 2008.

In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan reserved for issuance up to 35,714 shares of the Company’s common stock for the granting of non-qualified options to members of the Company’s Board of Directors. In consideration for services rendered, each director received on each of January 1, 2001 and 2002 an option to purchase 2,857 shares of the Company’s common stock. The Company’s stockholders voted on June 10, 2002 to increase the number of reserved shares to 92,857 and also to increase the annual grant to each director from 2,857 to 5,000. On December 16, 2003, the stockholders voted to increase the number of reserved shares to 142,857, on December 28, 2005, they voted to increase the number of reserved shares to 200,000 and on June 26, 2007, they voted to increase the number of reserved shares to 300,000. The plan is active and had 192,857 options outstanding at December 31, 2008.

In March 2005, the Company assumed four option plans from ProCyte: the 2004 Stock Option Plan, the 1996 Stock Option Plan, the 1991 Restated Stock Option Plan for Non-Employee Directors and the 1989 Restated Stock Option Plan. The plans became inactive on December 28, 2005, and had 6,214, 54,789, 1,514 and 3,784 options outstanding at December 31, 2008, respectively.

On December 28, 2005, the stockholders approved the 2005 Equity Compensation Plan, authorizing 451,429 shares thereto. The Company’s stockholders voted on June 26, 2007, to increase in the number of shares reserved to 880,000. The Company’s stockholders voted on January 26, 2009, to increase in the number of shares reserved to 1,165,714. The plan is active and had 592,850 options outstanding at December 31, 2008.

On December 28, 2005, the stockholders approved the 2005 Investment Plan, authorizing 57,143 shares thereto. The plan is active and had 1,714 options outstanding at December 31, 2008.

In January 2008, the Company issued 30,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

Also, during the course of 2008, the Company granted an aggregate of 151,457 options to purchase common stock to a number of employees and consultants with a strike price equal to the quoted market value of our stock at the date of grant. The options vest over five years and expire ten years from the date of grant.

In January 2007 and May 2007, the Company issued 30,000 and 3,750 options, respectively, to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

On May 1, 2007, the Company awarded 37,500 restricted shares of our common stock to three of the Company’s executive officers, and on August 13, 2007, 22,500 restricted shares of our common stock to one of the Company’s executive officers.

Also, during the course of 2007, the Company granted an aggregate of 81,179 options to purchase common stock to a number of employees and consultants with a strike price equal to the quoted market value of our stock at the date of grant. The options vest over five years and expire ten years from the date of grant.

In January 2006 and August 2006, the Company issued 25,000 and 2,500 options, respectively, to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

On January 15, 2006, the Company awarded 122,857 restricted shares of our common stock to two of the Company’s executive officers, and 28,571 stock options to one of the two executive officers.

Also, during the course of 2006, the Company granted an aggregate of 176,929 options to purchase common stock to a number of employees and consultants at the market value at the date of grant. The options vest over five years and expire ten years from the date of grant.

In January 2006, the Company granted 6,000 options to purchase common stock to the various members of the Company’s Scientific Advisory Board for services rendered with a strike price equal to the quoted market value of our stock at the date of grant. The options have an exercise price of $12.04 per share. The options vest upon issuance and will expire ten years from the date of the grant.

In May 2006, the Company granted 1,286 options to purchase common stock to executives in accordance with the terms of the 2005 Investment Plan.

A summary of option transactions for all of the Company’s options during the years ended December 31, 2008, 2007 and 2006, as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	725,378	$14.77
Granted	240,286	13.44
Exercised	(8,679)	10.08
Expired/cancelled	(86,453)	13.44

Outstanding at December 31, 2006	870,532	14.63
Granted	114,929	7.84
Exercised	(10,879)	7.91
Expired/cancelled	(98,915)	13.3

Outstanding at December 31, 2007	875,667	14.00
Granted	181,457	5.95
Exercised	-	-
Expired/cancelled	(186,259)	13.16

Outstanding at December 31, 2008	870,865	$12.46

Exercisable at December 31, 2008	552,385	$14.07

As of December 31, 2008, 552,385 options to purchase common stock were vested and exercisable at prices ranging from $5.53 to $66.50 per share. As of December 31, 2007, 581,148 options to purchase common stock were vested and exercisable at prices ranging from $5.18 to $66.50 per share. Options are issued with exercise prices equal to the market price on the date of issue, so the weighted-average exercise price equals the weighted-average fair value price.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2008 was immaterial.

The weighted average grant date fair value of options was $4.83 and $6.44 for options granted during the years ended December 31, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0 and $13,035, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.75%	4.74%	4.62%
Volatility	84.06%	85.94%	92.48%
Expected dividend yield	0%	0%	0%
Expected life	8.1 years	8.1 years	7.50 years
Estimated forfeiture rate	10%	16%	16%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the years ended December 31, 2008 and 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards. There were no restricted stock awards for the year ended December 31, 2008. The awards made in the first and second quarters 2007 and the first quarter 2006 were estimated with the following weighted average assumptions:

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

Options that were assumed from ProCyte and that were unvested as of March 18, 2005 were re-measured as of March 18, 2005 under intrinsic-value-based accounting. Unearned or deferred compensation of $132,084 was recorded and was amortized over the remaining vesting period, which is an average of two years. The Company recognized $55,347 of such expense in the year ended December 31, 2006 and the remaining $76,737 in 2005.

Compensation expense for the year ended December 31, 2008 included $888,546 from stock options grants and $414,491 from restricted stock awards. Compensation expense for the year ended December 31, 2007 included $955,767 from stock options grants and $380,007 from restricted stock awards. Compensation expense for the year ended December 31, 2006 included $990,372 from stock options grants and $314,174 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $92,501, $109,107 and $132,624 was recognized during the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, there was $2,613,357 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.18 years.

The outstanding options, including options exercisable at December 31, 2008, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $17.50	831,143	5.77	$11.76	514,717	$13.09
$17.51 - $35.00	26,150	1.33	$18.90	24,096	$18.76
$35.01 - $52.50	11,429	2.00	$39.41	11,429	$39.41
$52.51 - up	2,143	1.34	$66.50	2,143	$66.50
Total	870,865	5.56	$12.46	552,385	$14.14

The outstanding options will expire, as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, as follows:

Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2009	106,481	$14.77	$6.93 - $18.90
2010	112,815	17.85	$7.49 - $66.50
2011	30,940	22.40	$10.43 - $39.41
2012	18,859	14.00	$12.95 - $19.32
2013 and later	601,770	10.50	$1.82 - $17.15

	870,865	$12.46	$1.82 - $66.50

Common Stock Warrants, adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009
In September 2008, the Company issued 27,536 warrants to purchase common stock to CIT Healthcare related to the term-note credit facility amendment of September, 2008. The warrants have an exercise price of $3.08 per share and have a five-year term, expiring in September 2013.

In December 2007, the Company issued 33,646 warrants to purchase common stock to each of CIT Healthcare and Life Sciences Capital related to the term-note credit facility of December 31, 2007. The warrants have an exercise price of $7.84 per share and have a five-year term, expiring in December 2012. Also in December 2007, the Company redeemed and cancelled all of the warrants that were previously issued to GE Capital Corporation.

In March 2007, the Company issued 4,757 warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility. The warrants had an exercise price of $8.96 per share and had a five-year term.

In November 2006, in addition to receiving common stock in the Company’s private placement, the investors and placement agent received warrants to purchase 383,429 shares of common stock at an exercise price of $11.20 per share. The warrants have a five-year term, expiring in November 2011.

In 2006, the Company issued warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility in the following manner: on March 29, 2006, 2,935 shares at an exercise price of $14.42; on June 30, 2006, 3,530 shares at an exercise price of $11.83 per share; on September 29, 2006, 3,577 shares at an exercise price of $10.71 per share; and on December 28, 2006, 4,580 at an exercise price of $8.40 per share. The warrants had a five-year term.

A summary of warrant transactions for the years ended December 31, 2008, 2007 and 2006, adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	300,044	$13.86
Issued	398,050	11.20
Exercised	(20,000)	14.00
Expired/cancelled	-	-
Outstanding at December 31, 2006	678,094	12.25
Issued	72,050	7.91
Exercised	-	-
Expired/cancelled	(157,346)	13.23
Outstanding at December 31, 2007	592,798	11.48
Issued	27,536	3.08
Exercised	-	-
Expired/cancelled	(142,076)	14.00
Outstanding at December 31, 2008	478,258	$10.29

At December 31, 2008, all outstanding warrants were exercisable at prices ranging from $3.08 to $11.20 per share.

If not previously exercised, the outstanding warrants will expire, as adjusted to reflect the reverse stock split of 1-for-7 effective January 27, 2009, as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2009	-	$-
2010	-	-
2011	383,429	11.20
2012	67,293	7.84
2013	27,536	3.08
	478,258	$10.29

Note 12
Income Taxes:

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The Company recorded no provisions in 2008, 2007 and 2006 due to losses incurred. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance.

Because the Company acquired ProCyte Corporation on March 18, 2005, the effect of ProCyte’s deferred tax asset is included for 2007, 2006 and only a part of 2005. Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2008	2007	2006
Federal, including AMT tax:
Current	$-	$-	$-
Deferred	(2,494,000)	(2,371,000)	(1,805,000)
State:
Current	-	-	-
Deferred	(228,000)	(630,000)	(2,131,000)
	(2,722,000)	(3,001,000)	(3,936,000)

Change in valuation allowance	2,722,000	3,001,000	3,936,000
Income tax expense	$-	$-	$-

A reconciliation of the effective tax rate with the Federal statutory tax rate of 34% follows:

	Year Ended December 31,
	2008	2007	2006

Expected Federal tax benefit at statutory rate	$3,839,000	$2,160,000	$2,547,000

Gross change in valuation allowance	(2,722,000)	(3,001,000)	3,936,000

Adjustments of temporary differences and net operating loss expirations and limitations	(1,313,000)	130,000	(4,460,000)

State income taxes	228,000	630,000	278,000

Other, including adjustment due to State loss carryforwards	(32,000)	81,000	(2,301,000)

Income tax expense	$-	$-	$-

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

As of December 31, 2008, the Company had approximately $135,000,000 of federal net operating loss carryforwards. Included in the aggregate net operating loss carryforward are approximately $9,812,000 of losses sustained by SLT prior to the tax-free acquisition on December 27, 2002 and approximately $36,877,000 of losses sustained by ProCyte prior to the tax-free acquisition on March 18, 2005. As of December 31, 2008, the Company has estimated that only $5,025,000 of the net operating loss from SLT and $16,636,000 of the loss from ProCyte can be realized upon, based on Federal limitations on the useabililty of such expiring losses. There have been no other changes of ownership identified by management in 2008 that materially constrain the Company’s utilization of loss carryforwards. If the Company undergoes a change or ownership in the future, the utilization of the Company’s loss carryforwards may be materially constrained.

In addition, the Company had approximately $1,588,000 of Federal tax credit carryforwards and alternative minimum tax credits of $112,000 as of December 31, 2008. The credit carryforwards have begun, and continue, to expire over the ensuing 20 years. Primarily due to Federal rules applicable to the acquisition of SLT and ProCyte, approximately $901,000 are subject to severe utilization constraints and accordingly have been ascribed minimal value in the deferred tax asset.

Net deductible, or favorable, temporary differences were approximately $29,602,000 at December 31, 2008.

The changes in the deferred tax asset are as follows.

	December 31,
	2008	2007

Beginning balance, gross	$49,116,000	$46,115,000

Net changes due to:
Operating loss carryforwards	(203,000)	1,955,000

Other, including adjustment due to state loss carryforwards and net operating loss limitations and expirations	2,925,000	1,046,000

Ending balance, gross	51,838,000	49,116,000

Less: valuation allowance	(51,838,000)	(49,116,000)

Ending balance, net	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Deferred tax assets (liabilities) are comprised of the following.

	December 31,
	2008	2007

Loss carryforwards	$39,208,000	$39,411,000
Carryforward and AMT credits	799,000	831,000
Accrued employment expenses	1,249,000	830,000
Amortization and write-offs	2,783,000	1,418,000
Bad debts	185,000	206,000
Deferred R&D costs	3,594,000	3,291,000
Deferred revenues	304,000	254,000
Depreciation	2,757,000	1,970,000
Inventoriable costs	66,000	86,000
Inventory reserves	698,000	460,000
Other accruals and reserves	195,000	359,000
Gross deferred tax asset	51,838,000	49,116,000

Less: valuation allowance	(51,838,000)	(49,116,000)

Net deferred tax asset	$-	$-

Benefits that may be realized from components in the deferred tax asset that were contributed by Acculase from periods prior to the buy-out of the minority interest in August 2000 and that approximate $4,087,000 in benefit, or that were contributed by ProCyte from periods prior to the acquisition in March 2005 and that approximate $7,070,000 in benefit will first be taken to reduce the carrying value of goodwill and other intangibles that were recorded in the respective transactions. Only after such values have been fully reduced will any remaining benefit be reflected in the Company’s Statement of Operations. It is expected that benefits of $2,968,000 and $1,309,000 will be reflected in the Statement of Operations from Acculase and ProCyte, respectively. Within the net operating loss carryforward as of December 31, 2008 are approximately $6,651,000 of benefit from tax deductions from the exercise of Company stock options. The preponderance of these options were to employees and therefore no book expense was recognized on their grant under APB No. 25.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's consolidated financial statements for the year ended December 31, 2008.

Additionally, FIN No. 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2008, 2007 and 2006.

The Company files corporate income tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions. The Company is subject to Federal income tax examination for calendar tax years 2005 through 2008 and is also generally subject to various state income tax examinations for calendar years 2002 through 2008.

Note 13
Significant Alliances/Agreements:

On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. (“GlobalMed”). Under this agreement, GlobalMed acts as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser and for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. The Company has engaged Dr. Matlock as a consultant to explore further business opportunities for the Company. In connection with this engagement, Dr. Matlock received options to purchase up to 25,000 shares of the Company’s common stock at an exercise price which was the market value of the Company’s common stock on the date of the grant. In July 2006, the Company broadened the territory covered by the Sales and Marketing Agreement to include the United States and added Innogyn, Inc., a related party of GlobalMed, as co-distributor under the agreement. For the years ended December 31, 2008, 2007 and 2006, sales to GlobalMed were $2,995,000, $2,137,200 and $1,354,300, respectively.

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

Pursuant to the license agreement, the Company reimbursed $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on a alternate base, comprised simply of treatments for vitiligo, but a higher royalty rate and developed technologies. (See Note 5 Patents and Licensed Technologies). The Company has paid Mount Sinai royalties of $156,179, $119,560 and $90,174 for the years ended December 31, 2008, 2007 and 2006, respectively.

On April 14, 2006, the Company entered into a Clinical Trial Agreement protocol with the University of California at San Francisco. The agreement covers a protocol for a phase 4, randomized, double-blinded study to evaluate the safety and efficacy of the XTRAC laser system in the treatment of moderate to severe psoriasis. John Koo, MD, a member of our Scientific Advisory Board, is guiding the study using our high-powered Ultra™ excimer laser. Dr. Koo presented the favorable findings of the study at the Hawaii Dermatology Seminar in March 2008. Dr. Koo concluded that the XTRAC Excimer Laser may be appropriate for the majority of moderate to severe psoriasis sufferers. It also allows dermatologists to treat those patients with a high level of safety, as opposed to the use of many systemic products. Other phototherapy treatments such as broadband or narrow band UVB can also be used; however, undesirable aspects of these treatments include exposure of healthy skin to UVB light, and the inconvenience of extended treatment periods, which are often necessary for moderate to severe patients. We expensed $189,000 in the year ended December 31, 2008 in payment for this study.

In September 2007, the Company entered with AngioDynamics into a three-year OEM agreement under which the Company manufactures for AngioDynamics, on a non-exclusive basis, a private-label, 980-nanometer diode laser system. The system is designed for use with AngioDynamics’ NeverTouch™ VenaCure® patented endovenous therapy for treatment of varicose veins. The OEM agreement provides that the Company shall supply this laser on an exclusive basis to AngioDynamics, should AngioDynamics meet certain purchase requirements. Having received from AngioDynamics a purchase order that exceeded the minimum purchase requirement for delivery of lasers over the first contract year, the Company will now provide this laser exclusively to AngioDynamics for worldwide sale in the peripheral vascular treatment field. Notwithstanding, AngioDynamics settled Diomed’s patent infringement claims against itself, AngioDynamics, and purchased the assets of Diomed out of bankruptcy. Having received no purchase orders from AngioDynamics in the last six months of 2008, it appears that AngioDynamics will source its diode lasers from the assets purchased from Diomed. The Company has no carrying value for the OEM arrangement on its balance sheet, as no up-front investment was required and no other costs have otherwise been capitalized.

In December 2007, the Company engaged Universal Business Solutions, Inc. (“UBS”) to distribute in the United States the line of spa products of the skin care segment. UBS will be a stocking distributor. The agreement is for 3 years.

Note 14
Significant Customer Concentration:

No one customer represented 10% or more of total revenues for the year ended December 31, 2008, 2007 and 2006

Note 15
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates revenues by selling skincare products and by earning royalties on licenses for the Company’s patented copper peptide compound. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and international basis. For the years ended December 31, 2008, 2007 and 2006, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill that was carried at $2,944,423 at December 31, 2008 and 2007 has been allocated to the domestic and international XTRAC segments (i.e. International Dermatology Equipment) based upon its fair value as of the date of the Acculase buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at December 31, 2008 from the ProCyte acquisition has been entirely allocated to the Skin Care segment. The following tables reflect results of operations from our business segments for the periods indicated below:

	Year Ended December 31, 2008
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$12,419,972	$3,782,456	$12,829,816	$5,738,048	$34,770,292
Costs of revenues	6,714,786	1,871,470	4,431,545	3,977,516	16,995,317
Gross profit	5,705,186	1,910,986	8,398,271	1,760,532	17,774,975

Allocated operating expenses:
Selling, general and administrative	8,141,717	248,262	6,883,466	377,489	15,650,934
Engineering and product development	168,214	20,790	461,702	422,509	1,073,215

Unallocated operating expenses	-	-	-	-	11,146,173
	8,309,931	269,052	7,345,168	799,998	27,870,322
Loss from operations	(2,604,745)	1,641,934	1,053,103	960,534	(10,095,347)

Interest expense, net	-	-	-	-	(1,032,597)

(Loss) income from continuing operations	(2,604,745)	1,641,934	1,053,103	960,534	(11,127,944)
Discontinued operations:
Income from discontinued operations	-	-	-	-	285,712
Sale of discontinued operations	-	-	-	-	(448,675)

Net (loss) income	$(2,604,745)	$1,641,934	$1,053,103	$960,534	$(11,290,907)

Segment assets	$17,369,541	$2,542,375	$18,398,212	$3,765,114	$42,075,242
Capital expenditures	$2,405,082	$25,363	$-	$31,241	$2,461,686

	Year Ended December 31, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$9,141,857	3,256,505	$13,471,973	$5,176,108	$31,046,443
Costs of revenues	4,706,947	1,701,102	4,208,287	2,965,290	13,581,626
Gross profit	4,434,910	1,555,403	9,263,686	2,210,818	17,464,817

Allocated operating expenses:
Selling, general and administrative	6,189,047	251,318	5,812,185	395,211	12,647,761
Engineering and product development	-	-	391,928	407,180	799,108

Unallocated operating expenses	-	-	-	-	9,631,773
	6,189,047	251,318	6,204,113	802,391	23,078,642
Loss from operations	(1,754,137)	1,304,085	3,059,573	1,408,427	(5,613,825)

Refinancing charge	-	-	-	-	(441,956)
Interest expense, net	-	-	-	-	(529,489)

(Loss) income from continuing operations	(1,754,137)	1,304,085	3,059,573	1,408,427	(6,585,270)
Discontinued operations:
Income from discontinued operations	-	-	-	-	231,024

Net loss,	$(1,754,137)	$1,304,085	$3,059,573	$1,408,427	$(6,354,246)

Segment assets	$13,823,060	$2,194,876	$21,269,256	$4,946,011	$42,233,203
Capital expenditures	$3,324,411	$15,679	$6,917	$72,474	$3,419,481

	Year Ended December 31, 2006
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$5,611,387	$2,186,424	$12,646,910	$5,800,865	$26,245,586
Costs of revenues	4,142,746	1,201,987	3,858,944	3,483,278	12,686,955
Gross profit	1,468,641	984,437	8,787,966	2,317,587	13,558,631

Allocated operating expenses:
Selling, general and administrative	4,408,753	193,947	5,580,985	517,487	10,701,172
Engineering and product development	-	-	498,602	507,998	1,006,600

Unallocated operating expenses	-	-	-	-	9,102,007
	4,408,753	193,947	6,079,587	1,025,485	20,728,808
Loss from operations	(2,940,112)	790,490	2,708,379	1,292,102	(7,251,148)

Interest expense, net	-	-	-	-	(521,769)

(Loss) income from continuing operations	(2,940,112)	790,490	2,708,379	1,292,102	(7,772,917)
Discontinued operations:
Income from discontinued operations	-	-	-	-	280,520
Sale of discontinued operations	-	-	-	-	-

Net (loss) income	$(2,940,112)	$790,490	$2,708,379	$1,292,102	$(7,492,397)

Segment assets	$11,143,750	$1,838,558	$21,750,716	$4,772,302	$39,505,326
Capital expenditures	$2,933,680	$885	$-	$70,215	$3,004,780

	December 31,
Assets:	2008	2007
Total assets for reportable segments	$42,075,242	$42,233,203
Total assets held for sale	-	4,040,028
Other unallocated assets	4,639,027	10,413,472
Consolidated total	$46,714,269	$56,686,703

For the years ended December 31, 2008, 2007 and 2006, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	Year Ended December 31,
	2008	2007	2006
Domestic	$27,398,356	$24,359,462	$20,746,866
Foreign	7,371,936	6,686,981	5,498,720
	$34,770,292	$31,046,443	$26,245,586

Note 16
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$8,330,000	$9,390,000	$8,797,000	$8,253,000
Gross profit	4,213,000	5,355,000	4,727,000	3,480,000
Net loss	(2,542,000)	(1,607,000)	(1,787,000)	(5,354,000)
Basic and diluted net loss per share(1)	$(0.28)	$(0.18)	$(0.20)	$(0.59)
Shares used in computing basic and diluted net loss per share(1)	9,004,601	9,004,601	9,004,601	9,004,601

2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$7,207,000	$7,311,000	$7,023,000	$9,505,000
Gross profit	3,967,000	4,007,000	3,885,000	5,606,000
Net loss	(1,883,000)	(1,836,000)	(1,653,000)	(982,000)
Basic and diluted net loss per share(1)	$(0.21)	$(0.20)	$(0.18)	$(0.11)
Shares used in computing basic and diluted net loss per share(1)	8,933,722	8,958,450	8,993,840	9,004,601

2006	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$6,465,000	$6,474,000	$6,498,000	$6,808,000
Gross profit	3,172,000	3,614,000	3,249,000	3,526,000
Net loss	(2,350,000)	(1,340,000)	(1,693,000)	(2,109,000)
Basic and diluted net loss per share(1)	$(0.32)	$(0.18)	$(0.22)	$(0.25)
Shares used in computing basic and diluted net loss per share(1)	7,453,374	7,517,456	7,522,733	8,462,840

(1)  Adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009.

Note 17
Valuation and Qualifying Accounts:

	Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts	Deductions (1)	Balance at End of Period

For The Year Ended December 31, 2008:
Reserve for Doubtful Accounts	$520,913	$144,750	$-	$179,501	$486,162
Reserve for Excess and Obsolete Inventories	$1,124,345	$769,323	$-	$57,227	$1,836,441

For The Year Ended December 31, 2007:
Reserve for Doubtful Accounts	$496,540	$95,624	$-	$71,251	$520,913
Reserve for Excess and Obsolete Inventories	$1,354,443	$134,541	$-	$364,639	$1,124,345

For The Year Ended December 31, 2006:
Reserve for Doubtful Accounts	$734,450	$66,211	$-	$304,121	$496,540
Reserve for Excess and Obsolete Inventories	$931,719	$435,679	$-	$12,955	$1,354,443

(1)	Represents write-offs of specific accounts receivable and inventories.

Note 18
Subsequent Events:

On January 26, 2009, the Company completed the reverse split of its common stock in the ratio of 1-for-7. The Company’s common stock began trading at the market opening on January 27, 2009 on a split-adjusted basis. The reverse split is intended to enable the Company to increase its marketability to institutional investors and to maintain its listing on the Nasdaq Global Market, among other benefits. As a result of the stock split, the Company now has 9,005,175 shares of common stock outstanding, taking into account any fractional shares issued.

On February 27, 2009, the Company completed the acquisition of PTL. Under the terms of the acquisition agreement, the initial purchase price of $13 million was paid at closing (“PTL Closing”), and under an earn-out provision, up to an additional $7 million of consideration to be paid to the sellers if certain gross profit milestones are met by the acquired PTL business between July 1, 2008 and June 30, 2009, subject to customary adjustments. The acquisition was funded through a convertible debt investment of $18 million from the Investor that closed simultaneously with the PTL Closing. The convertible note transaction financed the $13 million purchase price of the acquisition, and a further $5 million in working capital at the closing of the acquisition. Under the terms of the investment, the Investor will make up to an additional $7 million convertible debt investment in PhotoMedex in the event the additional consideration is payable under the terms of the PTL acquisition. After the payment of approximately $2 million of transaction expenses associated with the acquisition and the debt investment, the Company will have approximately $3 million remaining for use as working capital.

At the PTL Closing, in exchange for the Investor’s payment to the Company of a purchase price of $18 million, the Company issued the Investor (i) a Note in the principal amount of $18 million and (ii) a Warrant to purchase 1,046,204 shares of our common stock. At the PTL Closing, the Company also paid the Investor a transaction fee of $210,000 in cash.

In connection with the Amendment No. 1 to the Securities Purchase Agreement, at the PTL Closing the Company and the Investor entered into that certain Pledge and Security Agreement (the “Security Agreement”). As security for the Company’s obligations to the Investor under the SPA and the Notes, the Company granted the Investor a first priority security interest in: (i) all of the stock of (A) ProCyte Corporation, the Company’s wholly-owned subsidiary, and (B) Photo Therapeutics, Inc., which became a wholly-owned subsidiary of the Company at the PT Closing; (ii) 65% of the stock of Photo Therapeutics Limited, which also became a wholly-owned subsidiary of the Company at the PTL Closing; and (iii) certain other assets of the Company.