Form 10-Q
period 2009-03-31
PHOTOMEDEX INC
filed 2009-05-15
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☒

The number of shares outstanding of the issuer's Common Stock as of May 15, 2009 was 9,005,175 shares.

PHOTOMEDEX, INC.

INDEX TO FORM 10-Q

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$4,179,320	$3,658,607
Restricted cash	78,000	78,000
Accounts receivable, net of allowance for doubtful accounts of $483,190 and $486,000, respectively	5,678,180	5,421,688
Inventories, net	9,202,545	6,974,194
Prepaid expenses and other current assets	296,682	322,549
Total current assets	19,434,727	16,455,038

Property and equipment, net	10,592,238	10,388,406
Patents and licensed technologies, net	8,438,614	1,142,462
Goodwill, net	19,569,199	16,917,808
Other intangible assets, net	2,470,625	1,095,625
Other assets	1,244,802	714,930
Total assets	$61,750,205	$46,714,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$29,412	$28,975
Current portion of long-term debt	4,296,833	4,663,281
Accounts payable	5,663,259	5,204,334
Accrued compensation and related expenses	1,489,908	1,487,153
Other accrued liabilities	1,373,514	864,433
Deferred revenues	1,469,352	798,675
Total current liabilities	14,322,278	13,046,851
Long-term liabilities:
Notes payable	69,720	77,239
Long-term debt	2,977,252	3,907,752
Convertible debt	16,468,866	-
Warrants related to convertible debt	1,459,089	-
Total liabilities	35,297,205	17,031,842

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, 21,428,572 shares authorized; 9,005,175 and 9,004,601 shares issued and outstanding, respectively	90,051	90,046
Additional paid-in capital	135,169,582	134,912,537
Accumulated deficit	(108,832,343)	(105,320,156)
Accumulated other comprehensive income	25,710	-
Total stockholders’ equity	26,453,000	29,682,427
Total liabilities and stockholders’ equity	$61,750,205	$46,714,269

*  The December 31, 2008 balance sheet was derived from the Company’s audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2009		2008

Revenues:
Product sales		$5,197,850		$6,731,980
Services		2,300,492		1,598,854
		7,498,342		8,330,834

Cost of revenues:
Product cost of revenues		2,459,348		2,864,452
Services cost of revenues		1,338,252		1,253,579
		3,797,600		4,118,031

Gross profit		3,700,742		4,212,803

Operating expenses:
Selling and marketing		3,900,751		4,112,964
General and administrative		2,799,180		2,144,443
Engineering and product development		201,697		438,688
		6,901,628		6,696,095

Operating loss from continuing operations		(3,200,886)		(2,483,292)

Other income (loss):
Interest expense, net		(402,523)		(227,371)
Change in fair value of warrants (see Note 1)		91,222		-

Loss from continuing operations		(3,512,187)		(2,710,663)

Discontinued operations:
Income from discontinued operations, net of nil in taxes		-		168,802

Net loss	$	(3,512,187)	$	(2,541,861)

Basic and diluted net loss per share:
Continuing operations		$(0.39)		$(0.30)
Discontinued operations		$(0.00)		$0.02
Basic and diluted net loss per share		$(0.39)		$(0.28)

Shares used in computing basic and diluted net loss per share		9,005,009		9,004,601

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, DECEMBER 31, 2008	9,004,601	$90,046	$134,912,537	$(105,320,156)	$-	$29,682,427
Round up for fractional shares due to the reverse stock split	574	5	(5)	-	-	-
Stock options issued to consultants for services	-	-	17,419	-	-	13,736
Amortization of expense for restricted stock	-	-	103,623	-	-	103,623
Change in cumulative translation adjustments	-	-	-	-	25,710	25,710
Stock-based compensation expense related to employee options	-	-	171,632	-	-	175,315
Registration costs	-	-	(35,624)	-	-	(35,624)
Net loss for the three months ended March 31, 2009	-	-	-	(3,512,187)	-	(3,512,187)
BALANCE, MARCH 31, 2009	9,005,175	$90,051	$135,169,582	$(108,832,343)	$25,710	$26,453,000

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2009		2008
Cash Flows From Operating Activities:
Net loss	$	(3,512,187)	$	(2,541,861)
Adjustments to reconcile net loss to net cash used in operating activities-continuing operations:
Depreciation and amortization		995,220		1,027,668
Stock options issued to consultants for services		17,419		46,914
Stock-based compensation expense related to employee options and restricted stock		275,255		379,629
Provision for bad debts		26,843		27,571
Change in estimated fair value of warrant liability (See Note 1)		(91,222)		-
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable		559,672		654,562
Inventories		(554,449)		417,200
Prepaid expenses and other assets		(279,526)		237,284
Accounts payable		(226,854)		664,919
Accrued compensation and related expenses		(33,151)		(316,553)
Other accrued liabilities		89,897		426,755
Deferred revenues		94,328		287,290
Net cash (used in) provided by operating activities – continuing operations		(2,638,755)		1,311,378
Net cash provided by operating activities – discontinued operations		-		71,768
Net cash (used in) provided by operating activities		(2,638,755)		1,383,146
Cash Flows From Investing Activities:
Purchases of property and equipment		(29,756)		(72,069)
Lasers placed into service		(889,444)		(1,152,900)
Acquisition costs, net of cash received		(12,578,022)		-
Net cash used in investing activities – continuing operations		(13,497,222)		(1,224,969)
Net cash used in investing activities – discontinued operations		-		(36,000)
Net cash used in investing activities		(13,497,222)		(1,260,969)
Cash Flows From Financing Activities:
Registration costs		(35,624)		-
Payments on long-term debt other than line of credit		-		(32,664)
Payments on notes payable		(7,082)		(126,324)
Advances on line of credit		-		840,000
Repayments on line of credit		(1,326,314)		(1,232,937)
Proceeds from convertible debt		18,000,000		-
Net cash provided by (used in) financing activities - continuing operations		16,630,980		(551,925)
Net cash provided by (used in) financing activities - discontinued operations		-		-
Net cash provided by (used in) financing activities		16,630,980		(551,925)
Effect of exchange rate changes on cash		25,710		-
Net increase (decrease) in cash and cash equivalents		520,713		(429,748)

Cash and cash equivalents, beginning of period		3,658,607		9,837,303
Cash and cash equivalents, end of period		$4,179,320		$9,407,555

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company currently operates in five distinct business units, or segments (as described in Note 12): four in Dermatology, - Domestic XTRAC®, International Dermatology Equipment, Skin Care (ProCyte®) and Photo Therapeutics (PTL); and one in Surgical, - Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers. A sixth segment of business, the Surgical Services segment was sold on August 8, 2008 and was reported in the financial statements for 2008 as a discontinued operation, including its related assets.

The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. Under these circumstances, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. At times, however, the Company sells XTRAC lasers to customers, due generally to customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues solely from the sale of equipment and parts to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues by selling physician-dispensed skincare products worldwide. The Photo Therapeutics segment, a business acquired on February 27, 2009, generates revenues by selling light emitting diodes (“LEDs”) and associated skin care products for the treatment of a range of clinical and aesthetic dermatological conditions. It sells to professional users and, recently, to the home-use consumer market. See Note 2, Acquisition.

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

For the last several years the Company has sought to obtain health insurance coverage for its XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies in 2008, the Company now benefits from the fact that more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser (XTRAC). The Company is now focusing its efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, the Company has increased the size of its sales force and clinical technician personnel together with increased expenditures for marketing and advertising.

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both domestically and internationally. The Surgical Products segment also sells other non-laser products (e.g., the ClearESS® II suction-irrigation system).

Surgical Services was a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. On August 8, 2008, the Company sold certain assets of the business including accounts receivable, inventory and equipment, for $3,149,737. See Note 2, Discontinued Operations.

The Company's board of directors approved a 1-for-7 reverse stock split of the Company's common stock, which became effective upon receiving stockholder consent on January 26, 2009. As a result of the reverse stock split, every seven shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 63 million shares to approximately 9 million shares for all periods presented.

Liquidity and Going Concern
As of March 31, 2009, the Company had an accumulated deficit of $108,832,343. The Company has historically financed its activities from operations, the private placement of equity securities and borrowings under lines of credit. To date, the Company has dedicated most of its financial resources to research and development, marketing and general and administrative expenses.

Cash and cash equivalents as of March 31, 2009 were $4,257,320, including restricted cash of $78,000. The Company has historically financed its operations with cash provided by equity financing and from lines of credit. The Company is exploring additional financing options for its domestic XTRAC program. However, there can be no assurance that the Company will obtain such debt financing on favorable terms or at all. In addition, the Company completed its purchase of the subsidiaries of Photo Therapeutics Group Ltd., and the related acquisition financing on February 27, 2009. The acquisition financing included $3 million of incremental working capital to the Company after payments of the acquisition costs and expenses. Management believes that the existing cash balance, together with its other existing financial resources and any revenues from sales, distribution, licensing and manufacturing relationships, will be sufficient to meet the Company’s operating and capital requirements beyond the end of the second quarter of 2010. The revised 2009 operating plan reflects anticipated growth from both increased fee revenues for use of the XTRAC laser system based on increased utilization and wider insurance coverage in the United States and anticipated growth in revenues of the Company’s skin care and LED products. In response to prevailing economic conditions, anticipated revenue growth has been tempered, and a flexible contingency plan has been structured to match expenditures to lowered growth.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Surgical Services business segment is presented as discontinued operations for all 2008 periods presented.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The former subsidiaries of Photo Therapeutics Group Ltd. have been included in the financial statements from February 27, 2009, the closing date of the acquisition.

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

See “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the estimates and judgments necessary in the Company’s accounting for cash and cash equivalents, accounts receivable, inventories, property, equipment and depreciation, product development costs and fair value of financial instruments.

Fair Value Measurements
The Company measures fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s recurring fair value measurements at March 31, 2009 were as follows:

	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,932,424	$-	$2,932,424	$-
Liabilities:
Derivative financial instruments (Note 11)	$1,459,089	$-	$-	$1,459,089

Derivative Financial Instruments
The Company recognizes all derivatives as assets or liabilities, in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges or future cash flows are accounted for as such. As a result of the Company’s adoption of Emerging Issues Task Force Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), effective January 1, 2009, certain warrants are now accounted for as derivatives. See Note 11, Warrants.

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

The Company excludes all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2009 and 2008, the Company deferred $1,008,979 and $883,533, respectively, under this approach.

The Company generates revenues from its Skin Care business primarily through two channels. The first is through product sales for skin health, hair care and wound care, and the second, although now to a much lesser degree, is through sales in bulk of copper peptide compound. The Company recognizes revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point.

The Company generates revenues from its Photo Therapeutics business primarily from two channels. The first is through product sales of LEDs and skin care products. The second is through royalties and milestone payments from a licensing agreement. The Company recognizes revenues from the product sales, including sales to distributors and other customers, when the SAB 104 Criteria have been met. The Company recognizes the milestone payments when the milestones have been achieved and royalty revenues as they are earned from the licensee.

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

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2009, no such impairment exists.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Developed technology was also recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years. Significant patent costs were recorded in connection with the acquisition of Photo Therapeutics in February 2009 and are being amortized on a straight-line basis over ten years. Other licenses, for example, the Stern and Mount Sinai licenses, are capitalized and amortized over the estimated useful lives of 10 years.

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As March 31, 2009, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. With the exception of the Neutrogena intangible, which has been written down to zero, the assets are being amortized on a straight-line basis over 5 to 10 years. In addition, other intangible assets were recorded in connection with the acquisition of Photo Therapeutics in February 2009. These assets are being amortized on a straight-line basis over 10 years. See Note 2, Acquisition.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2009 no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of Photo Therapeutics in February 2009, the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2009, no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the three months ended March 31, 2009 is summarized as follows:

Three Months Ended March 31, 2009 (unaudited)
Accrual at beginning of period	$442,527
Additions due to PTL acquisition	227,334
Additions charged to warranty expense	80,738
Expiring warranties	(33,865)
Claims satisfied	(31,799)
Accrual at end of period	$684,935

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

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator of this calculation, since the result would be anti-dilutive. Common stock options and warrants of 2,345,651 and 1,515,609 as of March 31, 2009 and 2008, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. Share amounts shown on the consolidated balance sheet as of December 31, 2008 and share amounts and basic and diluted net loss per share amounts shown on the consolidated statement of operations for the three months ended March 31, 2008 have been adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, excluding the rounding up of fractional shares. For the three months ended March 31, 2008, there was income from discontinued operations, but basic net income per share and diluted net income per share from discontinued operations for these periods were both immaterial.

Comprehensive Income (Loss)
Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Comprehensive income (loss) is defined as net income and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive income (loss) is as follows:

	Three Months Ended March 31, (unaudited)
	2009	2008
Net loss	$(3,512,187)	$(2,541,861)
Change in cumulative translation adjustment	25,710	-
Comprehensive loss	$(3,486,477)	$(2,541,861)

Share-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-based Payment”. Under the fair value recognition provision, of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Supplemental Cash Flow Information
During the three months ended March 31, 2009, the Company issued warrants to an investor which manages an investment fund (“the Investor”) in conjunction with a convertible debt arrangement which enabled the Company to purchase Photo Therapeutics. These warrants were initially valued at $1,550,311, are carried as a liability and result in a discount from the face of the convertible debt.

During the three months ended March 31, 2008, the Company financed certain insurance policies through notes payable for $119,382.

For the three months ended March 31, 2009 and 2008, the Company paid interest of $287,038 and $297,015, respectively. Income taxes paid in the three months ended March 31, 2009 and 2008 were immaterial.

Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. The adoption of this Statement had a material impact on the on the Company’s consolidated results of operations and financial condition. See Note 11, Warrants.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets” FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments: (“APB 28-1”). This FSP amends SFAS No. 107, “Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods in addition to the required disclosures in annual financial statements. This FSP also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The Statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

Effective January 1, 2008, the Company adopted SFAS No. 157, ”Fair Value Measurements“. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157", which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 only with respect to its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of this Statement did not have a material impact on the Company's consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141. This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. For example, expenses incurred in an acquisition are to be expensed and not capitalized. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition of the subsidiaries of Photo Therapeutics Group Ltd. was completed after December 31, 2008 and therefore SFAS No. 141R applies to the acquisition. Acquisition costs amounting to $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs amounting to $432,353 and incurred in 2009 were expensed as of February 27, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s adoption of this statement did not have a material impact on the Company's consolidated financial statements.

Note 2
Acquisition:

Photo Therapeutics Transaction:
On February 27, 2009, the Company completed the acquisition of the subsidiaries of Photo Therapeutics Group Ltd. The subsidiaries are Photo Therapeutics Ltd. (based in the United Kingdom) and Photo Therapeutics, Inc. (based in California) and are collectively referred to herein as “Photo Therapeutics” or “PTL”. Photo Therapeutics is a developer and provider of non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions.

The Company paid an aggregate purchase price of $13 million for the Photo Therapeutics acquisition. The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. Based on the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$421,978
Accounts receivable	843,007
Inventories	1,633,150
Prepaid expenses and other current assets	187,232
Property and equipment	80,462
Patents and licensed technologies	7,400,000
Other intangible assets	1,500,000
Total assets acquired at fair value	12,065,829

Accounts payable	(685,779)
Accrued compensation and related expenses	(35,906)
Other accrued liabilities	(419,186)
Deferred revenues	(576,349)
Total liabilities assumed	(1,717,220)

Net assets acquired	$10,348,609

The purchase price exceeded the fair value of the net assets acquired by $2,651,391, which was recorded as goodwill. Acquisition costs amounting to $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs amounting to $432,353 and incurred in 2009 were expensed as of February 27, 2009.

The accompanying consolidated financial statements do not include any revenues or expenses related to the PTL business on or prior to February 27, 2009, the closing date of the acquisition. The Company’s unaudited pro-forma results for the three months ended March 31, 2009 and 2008 are summarized in the following table, assuming the acquisition had occurred on January 1, 2008:

	Three Months Ended March 31, (unaudited)
	2009	2008

Net revenues	$8,325,751	$10,431,374
Net loss	$(4,225,350)	$(3,157,934)
Basic and diluted loss per share	$(0.47)	$(0.35)
Shares used in calculating basic and diluted loss per share	9,005,009	9,004,601

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2008, nor to be indicative of future results of operations.

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

Prior year financial statements for 2008 have been restated in conformity with generally accepted accounting principles to present the operations of Surgical Services as a discontinued operation.

Revenues from Surgical Services for the three months ended March 31, 2008 were $1,899,739. Income from Surgical Services for the three months ended March 31, 2008 was $168,802.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	March 31, 2009	December 31, 2008
	(unaudited)
Raw materials and work in progress	$6,418,349	$5,157,455
Finished goods	2,784,196	1,816,739
Total inventories	$9,202,545	$6,974,194

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of March 31, 2009 and December 31, 2008, the Company carried specific reserves for excess and obsolete stocks against its inventories of $2,236,065 and $1,836,441, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	March 31, 2009	December 31, 2008
	(unaudited)
Lasers in service	$17,901,030	$17,288,400
Computer hardware and software	367,432	341,407
Furniture and fixtures	637,709	562,418
Machinery and equipment	804,461	830,778
Leasehold improvements	259,595	259,595
	19,970,227	19,282,598
Accumulated depreciation and amortization	(9,377,989)	(8,894,192)
Property and equipment, net	$10,592,238	$10,388,406

Depreciation and related amortization expense was $755,077 and $743,138 for the three months ended March 31, 2009 and 2008, respectively.

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	March 31, 2009	December 31, 2008
	(unaudited)
Patents, owned and licensed, at gross costs of $7,994,919 and $583,623, net of accumulated amortization of $433,246 and $359,195, respectively.	$7,561,673	$224,428
Other licensed or developed technologies, at gross costs of $2,328,059, net of accumulated amortization of $1,451,118 and $1,410,025, respectively.	876,941	918,034
	$8,438,614	$1,142,462

Related amortization expense was $115,113 and $52,857 for the three months ended March 31, 2009 and 2008, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in other licensed or developed technologies is $200,000 in developed technologies acquired from ProCyte and $88,659 for the license from the Mount Sinai School of Medicine of New York University. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, which were acquired from Photo Therapeutics and ProCyte and were recorded at their appraised fair market values at the date of their respective acquisitions:

	March 31, 2009	December 31, 2008
	(unaudited)
Customer Relationships, at gross cost of $2,200,000 and $1,700,000, net of accumulated amortization of $1,376,901 and $1,287,735, respectively.	823,099	412,265
Tradename, at gross cost of $2,100,000 and $1,100,000, net of accumulated amortization of $452,474 and $416,640, respectively.	1,647,526	683,360
	$2,470,625	$1,095,625

Related amortization expense was $125,000 and $232,500 for the three months ended March 31, 2009 and 2008, respectively. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products. It also includes the various trademarks associated with Photo Therapeutics products.

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	March 31, 2009	December 31, 2008
	(unaudited)
Accrued professional and consulting fees	$244,834	$186,162
Accrued warranty	684,935	442,527
Accrued sales taxes	222,054	196,121
Accrued interest expense	120,000	-
Accrued other expense	101,691	39,623
Total other accrued liabilities	$1,373,514	$864,433

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	March 31, 2009	December 31, 2008
	(unaudited)
Note Payable – secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$99,132	$106,214
	99,132	106,214
Less: current maturities	(29,412)	(28,975)
Notes payable, net of current maturities	$69,720	$77,239

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	March 31, 2009	December 31, 2008
	(unaudited)
Total borrowings on credit facility	$7,274,085	$8,571,033
Less: current portion	(4,296,833)	(4,663,281)
Total long-term debt	$2,977,252	$3,907,752

Term Note Credit Facility
In December 2007, the Company entered into a term-note facility with CIT Healthcare LLC and Life Sciences Capital LLC, as equal participants (collectively, “CIT”), for which CIT Healthcare acts as the agent. The facility had a maximum principal amount of $12 million and for a term of one year. The stated interest rate for any draw under the credit facility was set as 675 basis points above the three-year Treasury rate. CIT levied no points on a draw. Each draw was secured by specific XTRAC laser systems consigned under usage agreements with physician-customers.

The first draw had two discrete components: carryover debt attributable to the former borrowings, as increased by extinguishment costs (including redemption of the certain warrants) which CIT financed; and debt newly incurred to CIT on XTRAC units not previously pledged. The carryover components maintained the monthly debt service payments with increases to principal and changes in the stated interest rates causing minor changes in the number of months set to pay off the discrete draws. The second component was self-amortizing over three years.

The beginning principal of each component was $6,337,325 and $3,990,000, respectively. The effective interest rate for the first draw was 12.50%. The pay-off of each component is between 27 to 36 months. On March 31, 2008, the Company made an additional draw under the credit facility for $840,000. This additional draw is amortized over 36 months at an effective interest rate of 8.55%. On June 30, 2008, the Company made another draw under the credit facility for $832,675 based on the limitations on gross borrowings under the facility. This draw is amortized over 36 months at an effective interest rate of 9.86%.

On September 30, 2008, CIT amended the credit facility to increase the amount the Company could draw on the credit facility by $1,927,534. The interest rate for draws against this amount was set at 850 basis points above the LIBOR rate two days prior to the draw. Each draw was to be secured by certain XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw has a repayment period of three years. On September 30, 2008, the Company made another draw under the credit facility for the maximum amount allowable under the credit facility. This draw is amortized over 36 months at an effective interest rate of 12.90%. CIT also raised certain defaults of the Company, which the Company took steps to cure and which CIT waived as of February 27, 2009.

The Company has used its entire availability under the CIT credit facility. The Company is considering multiple written proposals for additional debt financing, but there can be no assurance whether any such proposals will materialize on terms favorable to the Company or at all.

In connection with the CIT credit facility, the Company issued warrants to purchase 235,525 shares of the Company’s common stock  to each of CIT Healthcare and Life Sciences Capital in December 2007 (33,646 shares as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009). In connection with the amendment to the CIT facility, the Company issued warrants to purchase an additional 192,753 shares to CIT Healthcare in September 2008 (27,536 shares as adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009). The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised and there is no down-round price protection provision. The Company computed the value of the warrants using the Black-Scholes method. Set forth below are the key assumptions used to value the warrants, as adjusted to reflect the reserve stock split of 1-for-7 effective January 26, 2009:

	December 2007	September 2008

Number of warrants	67,292	27,536
Exercise price	$7.84	$3.08
Fair value of warrants	$221,716	$44,366
Volatility	59.44%	60.92%
Risk-free interest rate	3.45%	2.98%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

Year Ended December 31,
2009 for nine months	$3,839,836
2010	3,444,782
2011	811,059
Total minimum payments	8,095,677

Less: interest	(730,515)
Less: unamortized warrant discount	(91,077)

Present value of total minimum obligations	$7,274,085

Note 10
Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

March 31, 2009
(unaudited)
Total borrowings on credit facility	$16,468,866
Less: current portion	-
Total long-term debt	$16,468,866

The February 27, 2009 acquisition of Photo Therapeutics was funded simultaneously through a convertible debt investment of $18 million from an investor which manages an investment fund (the “Investor”). The convertible note transaction financed the $13 million purchase price of the acquisition, and a further $5 million in working capital at the closing of the acquisition. Under the terms of the investment, the Investor shall make up to an additional $7 million convertible debt investment in the Company in the event additional, earn-out consideration is payable under the terms of the Photo Therapeutics acquisition. After the payment of approximately $2 million of transaction expenses associated with the acquisition and the debt investment, the Company had approximately $3 million remaining for use as working capital.

At the closing of the convertible debt financing, and in exchange for the Investor’s payment to the Company of the $18 million purchase price, the Company: (i) issued the Investor (A) a convertible note in the principal amount of $18 million, and (B) a warrant to purchase 1,046,204 shares of the Company’s common stock; and (ii) paid a transaction fee of $210,000 in cash. The conversion price of the convertible note and the exercise price of the warrant are each $5.16.

The note is due in 60 months with interest payments bi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes. The effective interest rate is 11.62%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months.

The Company has accounted for the Investor’s warrants as a liability under EITF 07-5, due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants at February 27, 2009 are as follows:

Number of warrants	1,046,204
Exercise price	$5.16
Fair value of warrants	$1,550,311
Volatility	87.89%
Risk-free interest rate	2.69%
Expected dividend yield	0%
Expected warrant life	8 years

As security for the Company’s obligations to the Investor under the convertible notes, the Company granted the Investor a first priority security interest in: (i) all of the stock of (A) ProCyte Corporation, the Company’s wholly-owned subsidiary, and (B) Photo Therapeutics, Inc., which became a wholly-owned subsidiary of the Company upon the PTL Closing; (ii) 65% of the stock of Photo Therapeutics Limited, which also became a wholly-owned subsidiary of the Company upon the acquisition; and (iii) certain other assets of the Company related to the skin care business.

Note 11
Warrants

The Company adopted EITF 07-5 effective January 1, 2009. The adoption of EITF 07-5 affects the requirements of accounting for warrants and many convertible instruments that have provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity but as liabilities. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. The Company evaluated whether warrants to acquire the Company’s common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrant issued to the Investor, in conjunction with the convertible note (Note 10) contains a down-round provision. The Company concluded that such a triggering event was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s own stock. The warrant contains a net settlement provision and because it is not indexed to the Company’s own stock, is accounted for as a derivative in accordance with SFAS No. 133.

In accordance with EITF 07-5, the Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of March 31, 2009, and recorded other income of $91,222 resulting from the reduction of the liability associated with fair value of the warrants as of March 31, 2009. The Company determined the fair values of these securities using the Black-Scholes valuation model with the following assumptions:

Number of warrants	1,046,204
Exercise price	$5.16
Fair value of warrants	$1,459,089
Volatility	88.67%
Risk-free interest rate	2.28%
Expected dividend yield	0%
Expected warrant life	7.92 years

The Company’s recurring fair value measurements at March 31, 2009 related only to the warrants issued to the Investor, and had a fair value of $1,459,089. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

The warrants issued in the private placement of November 2006 and to CIT in connection with the term-note credit facility do not contain down-round provisions.

Recurring Level 3 Activity and Reconciliation
The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial liabilities categorized as Level 3 as of March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2009	$-
Initial measurement of warrants	1,550,311
Decrease in fair value of warrants	(91,222)
Balance as of March 31, 2009	$1,459,089

Note 12
Employee Stock Benefit Plans

The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. At our Annual Meeting in January 26, 2009, our stockholders approved an increase of 285,715 shares in the number of shares reserved for the 2005 Equity Compensation Plan. Under the 2005 Equity Compensation Plan, a maximum of 1,165,714 shares of the Company’s common stock have been reserved for issuance. At March 31, 2009, 567,292 shares were available for future grants under this plan. Under the Outside Director Plan and under the 2005 Investment Plan, 68,037 shares and 55,428 shares, respectively, were available for issuance as of March 31, 2009. The other stock options plans are frozen and no further grants will be made from them. The foregoing figures reflect the 1-for-7 reverse split.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2009	870,865	$12.49
Granted	47,507	1.95
Cancelled	(97,182)	13.67
Outstanding, March 31 2009	821,190	$11.74
Options excercisable at March 31, 2009	556,893	$13.53

At March 31, 2009, there was $888,017 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 1.93 years. The intrinsic value of options outstanding and exercisable at March 31, 2009 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended March 31, (unaudited)
	2009	2008
Risk-free interest rate	2.42%	3.725%
Volatility	86.74%	84.16%
Expected dividend yield	0%	0%
Expected life	8.1 years	8.1 years
Estimated forfeiture rate	12%	12%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three months ended March 31, 2009 and 2008, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to awards of restricted stock, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards. The Company calculates expected volatility for restricted stock based on a mirror approach, where the daily stock price of our common stock during the seven-year period immediately after the grant would be the mirror of the historic daily stock price of our common stock during the seven-year period immediately preceding the grant. There were no restricted stock awards for the three months ended March 31, 2009 and 2008.

Compensation expense for the three months ended March 31, 2009 included $171,632 from stock options grants and $103,623 from restricted stock awards. Compensation expense for the three months ended March 31, 2008 included $276,006 from stock options grants and $103,623 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $17,419 was recognized during the three months ended March 31, 2009. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $46,914 was recognized during the three months ended March 31, 2008.

Note 12
Business Segment and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside the United States through a network of distributors. The Skin Care (ProCyte) segment generates primary revenues by selling skincare products. The Photo Therapeutics (PTL) segment generates revenues by selling LED and associated skincare products for the treatment of a range of clinical and aesthetic dermatological conditions and by earning milestone payments and royalties, from a licensing agreement. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and an international basis. For the three months ended March 31, 2009 and 2008, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at March 31, 2009 and 2008 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at March 31, 2009 and 2008 from the ProCyte acquisition has been entirely allocated to the Skin Care segment. Goodwill of $2,651,391 at March 31, 2009 from the Photo Therapeutics acquisition has been entirely allocated to the PTL segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended March 31, 2009 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL *	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,675,309	$999,084	$2,202,459	$746,048	$875,442	$7,498,342
Costs of revenues	1,534,831	684,863	769,932	179,082	628,892	3,797,600
Gross profit	1,140,478	314,221	1,432,527	566,966	246,550	3,700,742
Gross profit %	42.6%	31.5%	65.0%	76.0%	28.2%	49.4%

Allocated operating expenses:
Selling, general and administrative	2,058,447	69,162	1,501,966	307,550	66,322	4,003,447
Engineering and product development	-	-	79,516	22,171	100,010	201,697

Unallocated operating expenses	-	-	-	-	-	2,696,484
	2,058,447	69,162	1,581,482	329,721	166,332	6,901,628
Income (loss) from operations	(917,969)	245,059	(148,955)	237,245	80,218	(3,200,886)

Interest expense, net	-	-	-	-	-	(402,523)
Change in fair value of warrant	-	-	-	-	-	91,222

(Loss) income from continuing operations	(917,969)	245,059	(148,955)	237,245	80,218	(3,512,187)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	-

Net (loss) income	$(917,969)	$245,059	$(148,955)	$237,245	$80,218	$(3,512,187)

* From February 27, 2009 (the date of acquisition) through March 31, 2009.

	Three Months Ended March 31, 2008 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$2,110,707	$1,168,205	$3,274,692	$-	$1,777,230	$8,330,834
Costs of revenues	1,430,778	570,649	960,452	-	1,156,152	4,118,031
Gross profit	679,929	597,556	2,314,240	-	621,078	4,212,803
Gross profit %	32.2%	51.2%	70.7%	N/A	34.9%	50.6%

Allocated operating expenses:
Selling, general and administrative	1,991,499	73,488	1,924,707	-	142,271	4,131,965
Engineering and product development	168,214	20,790	141,188	-	108,496	438,688

Unallocated operating expenses	-	-	-	-	-	2,125,442
	2,159,713	94,278	2,065,895	-	250,767	6,696,095
Income (loss) from operations	(1,479,784)	503,278	248,345	-	370,311	(2,483,292)

Interest expense, net	-	-	-	-	-	(227,371)

(Loss) income from continuing operations	(1,479,784)	503,278	248,345	-	370,311	(2,710,663)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	168,802

Net (loss) income	$(1,479,784)	$503,278	$248,345	$-	$370,311	$(2,541,861)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets:
Total assets for reportable segments	$56,542,865	$42,075,242
Other unallocated assets	5,207,340	4,639,027
Consolidated total	$61,750,205	$46,714,269

For the three months ended March 31, 2009 and 2008 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended March 31, (unaudited)
	2009	2008
Domestic	$5,313,822	$6,220,557
Foreign	2,184,520	2,110,277
	$7,498,342	$8,330,834

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in its Form 10-Q for the period ending March 31, 2009.

Note 13
Significant Alliances/Agreements:

The Company continues in alliance with GlobalMed (Asia) Technologies Co., Inc. as well as with the Mount Sinai School of Medicine as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

With respect to the Clinical Trial Agreement protocol with the University of California at San Francisco, Dr. Koo presented the favorable findings of the study at the Hawaii Dermatology Seminar in March 2008. Dr. Koo concluded that the XTRAC Excimer Laser may be appropriate for the majority of moderate to severe psoriasis sufferers. It also allows dermatologists to treat those patients with a high level of safety, as opposed to the use of many systemic products. Other phototherapy treatments such as broadband or narrow band ultraviolet-B (“UVB”) can also be used; however, undesirable aspects of these treatments include exposure of healthy skin to UVB light, and the inconvenience of extended treatment periods, which are often necessary for moderate to severe patients. We expensed $189,000 in 2008 in payment for this study. At the annual meeting of the American Academy of Dermatology in March 2009, Dr. Koo delivered a follow-up presentation of his earlier favorable findings. At the meeting, the Company introduced its XTRAC Velocity excimer laser.

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

We view our current business as comprised of the following five business segments:

•	Domestic XTRAC,

•	International Dermatology Equipment,

•	Skin Care (ProCyte),

•	Photo Therapeutics (PTL), and

•	Surgical Products.

Domestic XTRAC

Our Domestic XTRAC segment is a U.S. business with revenues primarily derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

As part of our commercialization strategy in the United States, we generally offer the XTRAC laser system to targeted dermatologists at no initial capital cost. Under this contractual arrangement, we maintain ownership of the laser and earn revenue each time a physician treats a patient with the equipment. We believe this arrangement will increase market penetration. At times, however, we sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while still preserving a vendor-customer relationship. We believe that we are able to reach  a sector of the laser market that is better suited to a sale model than a per-procedure model at reasonable margins.

For the last several years we have sought to obtain health insurance coverage for XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. With the addition of new positive payment policies from Blue Cross Blue Shield plans from certain states in 2008, we now benefit from the fact that, by our estimates, more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser. We currently focus our efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients. Consequently, we have increased the size of our sales force and clinical technician personnel together with increased expenditures for marketing and advertising.

We have tried various direct-to-consumer marketing programs that have positively influenced utilization, but the increase in utilization is expected to be attained in periods subsequent to the period in which we incurred the expense. We have also increased the number of sales representatives and established a group of clinical support specialists to optimize utilization levels and better secure the willingness and interest of patients to seek follow-up treatment after the effect of the initial treatment sessions starts to wear off. We have recently promoted a regional sales director in the Domestic XTRAC segment to head our XTRAC marketing operations, with the aim of helping our less successful customers emulate the business and clinical methods of our more successful customers.

International Dermatology Equipment

In the international market, we derive revenues by selling our dermatology laser and lamp systems and replacement parts to distributors and directly to physicians. In this market, we have benefited from both our clinical studies and from the improved reliability and functionality of the XTRAC laser system. Compared to the domestic segment, the sales of laser and lamp systems in the international segment are influenced to a greater degree by competition from similar laser technologies as well as non-laser lamp alternatives. Over time, this competition has reduced the prices we are able to charge to international distributors for our XTRAC products. To compete with other non-laser UVB products, we offer a lower-priced, lamp-based system called the VTRAC. We have expanded the international marketing of the VTRAC since its introduction in 2006. The VTRAC is used to treat psoriasis and vitiligo.

Skin Care (ProCyte)

Our Skin Care segment generates revenues primarily from the sale of skin health, hair care and wound care products. In prior periods, the sale of copper peptide compound in bulk to Neutrogena and royalties from Neutrogena on licenses for our patented copper peptide compound were a significant factor in our revenues. More recently, however, Neutrogena’s sales of peptide-based products have declined.

Our focus has been to provide unique products, primarily based upon patented technologies for selected applications in the dermatology, plastic and cosmetic surgery and medical spa markets. We have also expanded the use of our copper peptide technologies into the mass retail market for skin and hair care through targeted technology licensing and supply agreements.

Our skin care products are aimed at the growing demand for skin health and hair care products, including products to enhance appearance and address the effects of aging on skin and hair. Our skin care products are formulated, branded and targeted at specific markets. Our initial products addressed the dermatology, plastic and cosmetic surgery markets for use after various procedures. Anti-aging skin care products were added to offer a comprehensive approach for a patient’s skin care regimen. In 2009, we have introduced Neova® Skin Care Systems, which are kits of Neova products that target specific conditions with complete treatment programs. The programs are Intense Age Defense, Extremely Clear, and Essential Eye Recovery. These kits make it simpler for physicians to dispense the products and to ensure patient compliance and satisfaction.

Photo Therapeutics (PTL)

Our PTL segment is a developer and provider of non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. Our PTL segment has a portfolio of independent, experimental research that supports the efficacy and safety of its Omnilux™ technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”)  array, this technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates no heat, a patient feels no pain or discomfort which results in improved regime compliance and likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today.

Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures. In addition, we have recently developed a line of consumer devices to address the home-use market opportunity. The FDA has issued over the counter (“OTC”) clearances for our two hand-held consumer devices.

To date, we have incorporated our PTL technology offering into a range of products targeting both the professional based sector and the larger home-use market. Therefore, our PTL segment’s current portfolio of products is divided into three types: professional products comprising the Omnilux™ systems for the medical market; the Lumiere™ systems to address the non-medical professional market; and home-use products to address the consumer market.

The consolidated financial statements include the results of Photo Therapeutics from February 27, 2009, the date of acquisition, through March 31, 2009.

Surgical Products

Our Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both within and outside of the United States. Also included in this segment are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). We believe that sales of surgical laser systems and the related disposable base will tend to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset such erosion by increasing sales from the Diode surgical laser, including original equipment manufacturer (“OEM”) arrangements.

In September 2007, we entered into a three-year OEM agreement with AngioDynamics under which we manufacture for AngioDynamics, on a non-exclusive basis, a private-label, 980-nanometer diode laser system. The OEM agreement provides that we shall supply this laser on an exclusive basis to AngioDynamics, should AngioDynamics meet certain purchase requirements. Through June 30, 2008, shipments to AngioDynamics exceeded the minimum purchase requirement for delivery of lasers over the first contract year and therefore triggered exclusivity for worldwide sale in the peripheral vascular treatment field. Given, however, that AngioDynamics purchased the assets of a competitive diode laser company, we anticipate that it will elect to source its diodes through the assets so purchased instead of through us. We have not shipped any lasers to AngioDynamics since July 1, 2008.

Sales and Marketing

As of March 31, 2009, our sales and marketing organization consists of 75 full-time positions. Of the 75 sales personnel, they are directed to sales as follows: 72 in Domestic XTRAC, Skin Care and PTL and three in International Dermatology Equipment and Surgical Products.

Sale of Surgical Services Business

Our Surgical Services segment was a fee-based procedures business using mobile surgical laser equipment operated by our technicians at hospitals and surgery centers in the United States. We decided to sell this division primarily because the growth rates and operating margins of the division have decreased as the business changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, our Board of Directors decided on June 13, 2008, with the aid of our financial advisors, to enter into substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. On August 8, 2008, we sold certain assets of the business, including accounts receivable, inventory and equipment, for $3,149,737.

Reverse Stock Split

On January 26, 2009, we completed the reverse split of our common stock in the ratio of 1-for-7, whereby, once effective, every seven shares of our common stock was exchanged for one share of our common stock. Our common stock began trading at the market opening on January 27, 2009 on a split-adjusted basis. The reverse split is intended to enable us to increase our marketability to institutional investors and to maintain our listing on the Nasdaq Global Market, among other benefits. As a result of the reverse stock split, as of March 31, 2009 we had 9,005,175 shares of common stock outstanding, taking into account the rounding up of fractional shares.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2009, except as noted below. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

We adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded as equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. Management evaluated whether warrants to acquire our common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Management determined that the warrants issued to the Investor, in conjunction with the convertible note contain such provisions, thereby concluding they were not indexed to our stock. In accordance with EITF 07-5, we recognize these warrants as a liability at the fair value on each reporting date. We measured the fair value of these warrants as of March 31, 2009, and recorded a $91,222 reduction in the liability associated with these warrants as of March 31, 2009. We determined the fair values of these securities using a Black-Scholes valuation model.

We adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 effective January 1, 2009. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquisition and the goodwill acquired. For example, expenses incurred in an acquisition are to be expensed and not capitalized. This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The acquisition of the subsidiaries of Photo Therapeutics Group Ltd. was completed after December 31, 2008 and therefore SFAS No. 141R applies to the acquisition. Acquisition costs amounting to $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs amounting to $432,353 and incurred in 2009 were expensed as of February 27, 2009.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended March 31, (unaudited)
	2009	2008
XTRAC Domestic Services	$2,675,309	$2,110,707
International Dermatology Equipment Products	999,084	1,168,205
Skin Care (ProCyte) Products	2,202,459	3,274,692
Photo Therapeutics (PTL) Products	746,048	-
Total Dermatology Revenues	6,622,900	6,553,604

Surgical Products	875,442	1,777,230
Total Surgical Revenues	875,442	1,777,230

Total Revenues	$7,498,342	$8,330,834

Revenues from our Surgical Services segment, in the amount of $1,899,739 through March 31, 2008, have been accounted for in 2008 as a discontinued operation.

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended March 31, 2009 and 2008 for domestic XTRAC procedures was $2,037,004 and $1,565,907, respectively, reflecting billed procedures of 35,744 and 28,819, respectively. In addition, 1,805 and 1,519 procedures were performed in the three months ended March 31, 2009 and 2008, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the period ended March 31, 2009 compared to the comparable period in 2008 was largely related to our continuing progress in securing favorable reimbursement policies from private insurance plans and to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue under this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physicians have been reimbursed for the treatments. For the three months ended March 31, 2009, we recognized net revenues of $26,384 (400 procedures) under this program compared to deferred net revenues of $727 (11 procedures) for the three months ended March 31, 2008. The change in deferred revenue under this program is presented in the table below.

We exclude all sales of treatment codes made within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2009 and 2008, we deferred net revenues of $347,417 (5,266 procedures) and $320,197 (4,891 procedures), respectively, under this approach.

For the three months ended March 31, 2009 and 2008, domestic XTRAC laser sales were $638,305 and $544,800, respectively. There were 14 and 10 lasers sold during these periods, respectively. Laser sales are made for various reasons, including costs of logistical support and customer preferences. We believe that we are able to reach a sector of the laser market that is better suited to a sale model than a per-procedure model at reasonable margins.

The following table sets forth the above analysis for our Domestic XTRAC segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2009	2008
Total revenue	$2,675,309	$2,110,707
Less: laser sales revenue	(638,305)	(544,800)
Recognized treatment revenue	2,037,004	1,565,907
Change in deferred program revenue	(26,384)	727
Change in deferred unused treatments	347,417	320,197
Net billed revenue	$2,358,037	$1,886,831
Procedure volume total	37,549	30,338
Less: Non-billed procedures	1,805	1,519
Net billed procedures	35,744	28,819
Avg. price of treatments billed	$65.97	$65.47
Change in procedures with deferred program revenue, net	(400)	11
Change in procedures with deferred unused treatments, net	5,266	4,891

The average price for an XTRAC treatment may be reduced in some instances based on the volume of treatments performed. The average price for a treatment also varies based upon the mix of mild and moderate psoriasis patients treated by our physician partners. We charge a higher price per treatment for moderate psoriasis patients due to the increased body surface area required to be treated, although there are fewer patients with moderate psoriasis than there are with mild psoriasis.

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC laser systems and related parts were $999,084 for the three months ended March 31, 2009 compared to $1,168,205 for the three months ended March 31, 2008. We sold 15 and 23 systems in the three-month periods ended March 31, 2009 and 2008, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold no such used lasers in the three months ended March 31, 2009. We sold two such lasers in the three months ended March 31, 2008, at an average price of $37,500; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three months ended March 31, 2009, we sold no VTRAC systems. In the three months ended March 31, 2008, we sold seven VTRAC systems.

The following table illustrates the key changes in our International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2009	2008
Revenues	$999,084	$1,168,205
Less: part sales	(229,184)	(229,205)
Laser/lamp revenues	769,900	939,000
Laser/lamp systems sold	15	23
Average revenue per laser/lamp	$51,327	$40,826

Skin Care (ProCyte) Segment

For the three months ended March 31, 2009, our skin care (“ProCyte”) segment revenues were $2,202,459 compared to $3,274,692 in the three months ended March 31, 2008. These revenues are generated from the sale of various skin, hair care and wound products and from the sale of copper peptide compound.

•
The product sales decreased for the three months ended March 31, 2009 due to macro-economic conditions and to transitioning from our discontinued MD Lash Factor eyelash conditioning product to our internally developed Neova Advanced Essential Lash™ eyelash conditioner, which was launched February 1, 2009. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the three months ended March 31, 2009 were approximately $2.1 million, down from approximately $3.2 million for the three months ended March 31, 2008.

•
Included in product sales for the three months ended March 31, 2008, were $451,577 of revenues from MD Lash Factor as part of an exclusive license to distribute in the United States. In the three months ended March 31, 2009, there were no revenues from this product as we have discontinued marketing MD Lash Factor as of January 31, 2009 under the terms of an agreement with Allergan, Inc. in settlement of certain patent litigation, and we have replaced it with our own peptide-based conditioner. From the launch date on February 1 through March 31, 2009, we sold $130,192 of Neova Advanced Essential Lash.

•
Bulk compound sales decreased by $47,920 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Minimum contractual royalties from Neutrogena expired in November 2007, and as a result such royalties were immaterial over the two periods.

The following table illustrates the key changes in our Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2009	2008
Product sales	$2,121,576	$3,242,692
Bulk compound sales	79,920	32,000
Royalties	963	-
Total ProCyte revenues	$2,202,459	$3,274,692

Photo Therapeutics (PTL) Segment

For the period from February 27, 2009 through March 31, 2009, our PTL segment’s revenues were $746,048. Since PTL was acquired on February 27, 2009, there are no corresponding revenues for the three months ended March 31, 2008. PTL revenues are generated from the sale of LED devices and milestone payments on a licensing agreement targeting the mass consumer acne market.

The following table illustrates the key changes in our PTL segment for the periods reflected below:

Three Months Ended March 31, 2009 (unaudited)
Product revenues	$532,943
Licensing revenues	213,105
Total PTL revenues	$746,048

We are actively seeking distribution channels to reach the home-use consumer market with our New-U™ hand-held LED device. Licensing revenues are from a license of the Clear-U, which the licensee intends to use as a platform to attempt to address the mass consumer acne market. We expect it to be several years over several development milestones before the platform product may be released.

Surgical Products Segment

Surgical Products revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems generate subsequent recurring sales of fibers and disposables.

For the three months ended March 31, 2009, surgical products revenues were $875,442 compared to $1,777,230 in the three months ended March 31, 2008. The decrease in the three-month periods was mainly related to our OEM contract with AngioDynamics, which had initial shipments in December 2007. In the second half of 2008, AngioDynamics purchased the assets of Diomed, a competitive diode laser company. If AngioDynamics sources its diodes through the business which it has purchased, our future sales of diode lasers to them may be severely limited. Sales to AngioDynamics were $0 for the three months ended March 31, 2009, compared to sales of $700,000 for the three months ended March 31, 2008. We therefore do not expect the OEM business with AngioDynamics will recover in the foreseeable future, if at all.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended March 31, 2009 and 2008 were sales of 1 and 62 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus the decrease in the number of diodes sold increased the average price per laser. We are phasing out our holmium and CO2 laser systems.

Fiber and other disposables sales increased 3% between the comparable three-month periods ended March 31, 2009 and 2008. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2009	2008
Revenues	$875,442	$1,777,230
Laser systems sold	2	64
Laser system revenues	$63,646	$972,745
Average revenue per laser	$31,823	$15,199

Cost of Revenues

Our costs of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in our International Dermatology Equipment segment, our Skin Care segment (with royalties included in the services side of the segment), our PTL segment and our Surgical Products segment (with laser maintenance fees included in the services side of this segment). Product costs also include XTRAC domestic laser sales. Within services cost of revenues are the costs associated with our Domestic XTRAC segment, excluding laser sales, as well as costs associated with royalties and maintenance revenue.

Product cost of revenues for the three months ended March 31, 2009 was $2,459,348, compared to $2,864,452 in the comparable period in 2008. The $405,104 decrease is due to the decreases in product cost of sales for surgical products of $533,077 related to the decrease in laser sales, and in skincare products of $190,520 resulting from the switch to our internally produced Neova product. These decreases were offset, in part, by an increase in domestic XTRAC laser sales in the amount of $25,197 and international dermatology equipment sales in the amount of $114,214. In addition, there was an increase due to the inclusion of $179,082 in product costs for our PTL business.

Service cost of revenues was $1,338,252 in the three months ended March 31, 2009 compared to $1,253,579 in the comparable period in 2008 representing an increase of $84,673. The increase is directly related to the increase in Domestic XTRAC segment costs of $78,856.

Certain allocable XTRAC manufacturing overhead costs are charged against the XTRAC service revenues. Our manufacturing facility in Carlsbad, California is used exclusively for the production of the XTRAC lasers. The unabsorbed costs are allocated to the domestic XTRAC and the international dermatology equipment segments based on actual production of lasers for each segment. Included in these allocated manufacturing costs are unabsorbed labor and direct plant costs.

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2009	2008
Product:
XTRAC Domestic	$227,090	$201,893
International Dermatology Equipment	684,863	570,649
Skin Care	769,932	960,452
PTL	179,082	-
Surgical products	598,381	1,131,458
Total Product costs	$2,459,348	$2,864,452

Services:
XTRAC Domestic	$1,307,741	$1,228,885
Surgical products	30,511	24,694
Total Services costs	$1,338,252	$1,253,579

Total Costs of Revenues	$3,797,600	$4,118,031

Gross Profit Analysis

Gross profit decreased to $3,700,742 during the three months ended March 31, 2009 from $4,212,803 during the same period in 2008. As a percent of revenues, gross margin decreased to 49.4% for the three months ended March 31, 2009 from 50.6% for the same period in 2008.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended March 31, (unaudited)
	2009	2008
Revenues	$7,498,342	$8,330,834
Percent decrease	(10.0)%
Cost of revenues	3,797,600	4,118,031
Percent decrease	(7.8)%
Gross profit	$3,700,742	$4,212,803
Gross margin percentage	49.4%	50.6%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended March 31, 2009, compared to the same period in 2008 were as follows:

•
Our Skin Care segment is more susceptible to the macro economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the first quarter of 2009 were approximately $2.1 million down from approximately $3.2 million for the first quarter of 2008.

•
In our Surgical Products segment there were 62 fewer laser systems sold in the three months ended March 31, 2009 than in the comparable period of 2008. This included 60 sales due to our OEM arrangement, but in the second half of 2008, AngioDynamics purchased the assets of Diomed, a competitive diode laser company. Since that time, our sales to AngioDynamics have been $0, including for the three months ended March 31, 2009. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overheads thereby lowering average unit costs and resulting in a higher gross margin in 2008 compared to 2009.

•
Offsetting the above items that had a negative impact on gross profit, is the gross profit realized from our PTL segment. We acquired PTL on February 27, 2009, so only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

•
We sold a greater number of XTRAC treatment procedures in 2009 than in 2008. Procedure volume increased 24% from 28,819 to 35,744 billed procedures in the three months ended March 31, 2009 compared to the same period in 2008. Since each incremental treatment procedure carries negligible variable cost, this significantly enhanced profit margins. The increase in procedure volume was a direct result of improving insurance reimbursement and increased marketing efforts.

•
We sold approximately $93,505 worth of additional domestic XTRAC lasers in the three months ended March 31, 2009 at higher margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 64% in 2009 compared to 63% in 2008.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods presented below:

XTRAC Domestic Segment	Three Months Ended March 31, (unaudited)
	2009	2008
Revenues	$2,675,309	$2,110,707
Percent increase	26.7%
Cost of revenues	1,534,831	1,430,778
Percent increase	7.3%
Gross profit	$1,140,478	$679,929
Gross margin percentage	42.6%	32.2%

Gross profit increased for this segment for the three months ended March 31, 2009 from the comparable period in 2008 by $460,549. In addition to the overall higher revenues between the periods, other key factors for the increases were as follows:

•
Key drivers in increasing the fee-per-procedure revenue from this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, increased treatment revenue accordingly. Our clinical support specialists focus their efforts on increasing physicians’ utilization of the XTRAC laser system. Consequently, procedure volume increased 24% from 28,819 to 35,744 billed procedures in the three months ended March 31, 2009 compared to the same period in 2008. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately $93,505 worth of additional domestic XTRAC lasers in the three months ended March 31, 2009 at higher margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previous placements. The margin on these capital equipment sales was 64% in the three months ended March 31, 2009 compared to 63% in the comparable period in 2008.

•
The cost of revenues increased by $104,053 for the three months ended March 31, 2009. This increase is due to an increase in cost of revenues related to laser sales of $25,197 over the comparable period in 2008. Additionally, there was an increase in the service expenses due to the increase in lasers placed in the field, of approximately $101,700. Offsetting the increase were decreases in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues. The depreciation costs will continue to increase in subsequent periods as the business grows.

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods presented below:

International Dermatology Equipment Segment	Three Months Ended March 31, (unaudited)
	2009	2008
Revenues	$999,084	$1,168,205
Percent decrease	(14.5%)
Cost of revenues	684,863	570,649
Percent decrease	(20.0%)
Gross profit	$314,221	$597,556
Gross margin percentage	31.5%	51.2%

Gross profit for the three months ended March 31, 2009 decreased by $283,335 from the comparable period in 2008. The key factors for the decrease were as follows:

•
We sold 15 XTRAC laser systems and no VTRAC lamp-based excimer systems during the three months ended March 31, 2009 and 17 XTRAC laser systems and seven VTRAC systems in the comparable period in 2008. Consequently, gross profit decreased as a result of a decrease in the volume of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•	International part sales, which have a higher margin percentage than system sales, remained consistent for the three months ended March 31, 2009 as compared to the same period in 2008.

•	In addition, there were increases in certain allocable XTRAC manufacturing overhead costs that are charged against our international dermatology equipment revenues.

The following table analyzes the gross profit for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended March 31, (unaudited)
	2009	2008
Product revenues	$2,121,576	$3,242,692
Bulk compound revenues	79,920	32,000
Royalties	963	-
Total revenues	2,202,459	3,274,692
Percent decrease	(32.7)%

Product cost of revenues	724,364	937,668
Bulk compound cost of revenues	45,568	22,784
Total cost of revenues	769,932	960,452
Percent decrease	(19.8)%
Gross profit	$1,432,527	$2,314,240
Gross margin percentage	65.0%	70.7%

Gross profit decreased for the three months ended March 31, 2009 from the comparable periods by $881,713. The key factors for the changes in this business segment were as follows:

•
The decrease in revenues for the three months ended March 31, 2009 is due to the macro economic conditions. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the first quarter of 2009 were approximately $2.1 million down from approximately $3.2 million for the first quarter of 2008.

•	Copper peptide bulk compound is sold at a substantially lower gross margin than our other skin care products.

The following table analyzes the gross profit for our PTL segment for the periods presented below:

PTL Segment	Three Months Ended March 31, 2009 (unaudited)
Revenues	$746,048
Percent increase	100%
Cost of revenues	179,082
Percent increase	100%
Gross profit	$566,966
Gross margin percentage	76.0%

The key factors in this business segment were as follows:

•
Revenues included a milestone payment of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. The licensee intends to use the device and its technology as a platform to attempt to address the mass consumer acne market. There are no costs associated with this revenue stream.

•	The business was acquired on February 27, 2009, and consequently the above reflects only one month of activity.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended March 31, (unaudited)
	2009	2008
Revenues	$875,442	$1,777,230
Percent decrease	(50.7)%
Cost of revenues	628,892	1,156,152
Percent decrease	(45.6)%
Gross profit	$246,550	$621,078
Gross margin percentage	28.2%	34.9%

Gross profit for our Surgical Products segment in the three months ended March 31, 2009 compared to the same period in 2008 decreased by $374,528. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended March 31, 2009 decreased by $901,788 from the three months ended March 31, 2008 while cost of revenues decreased by $527,260 between the same periods. There were 62 fewer laser systems sold in the three months ended March 31, 2009 than in the comparable period of 2008. However, the lasers sold in the 2009 period were at higher prices than those sold in the comparable period in 2008. The increase in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the three months ended March 31, 2009 and 2008 were sales of diode lasers of $24,000, representing 1 system, and $888,000, representing 62 systems respectively, which have substantially lower list sales prices than our other types of surgical lasers.

•
The sales of diode systems, in the three months ended March 31, 2008, included 60 sales due to our OEM arrangement, but in the second half of 2008 AngioDynamics purchased the assets of Diomed, a competitive diode laser company. Since that time, our sales to AngioDynamics have been $0, including for the three months ended March 31, 2009. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overhead costs, thereby lowering average unit costs resulting in a higher gross margin in 2008 compared to 2009.

•
Additionally, there was an increase in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales increased 3% between the comparable three-month periods ended March 31, 2009 and 2008.

Selling, General and Administrative Expenses

For the three months ended March 31, 2009, selling, general and administrative expenses increased to $6,699,930 from $6,471,240 for the three months ended March 31, 2008 for the following reasons:

•	Selling, general and administrative expenses related to our PTL segment accounted for $307,550 of the increase.

•	We expensed $432,000 of additional costs under SFAS No. 141R incurred in connection with the acquisition of Photo Therapeutics.

•
Offsetting the above increases was a decrease of $381,000 in salaries, benefits and travel expenses associated with a decrease in the sales force and decreased revenues which generated lower commission expenses, particularly in our Skin Care segment. Additionally, there was a decrease in amortization expense of $107,500 related to the impairment of certain intangibles as of the year end December 31, 2008.

Given the state of, and the uncertainty in, the macro economic climate, we are in process of rationalizing our facilities and personnel costs. For example, we are consolidating the skincare warehouse operations in Redmond to our headquarters in Montgomeryville.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2009 decreased to $201,697 from $438,688 for the three months ended March 31, 2008. Engineering and product development expenses related to our PTL segment accounted for $22,171 of the decrease. The decrease for the three months ended March 31, 2009 was primarily due to meeting our financial sponsorship obligations in March 2008 for the severe psoriasis study by John Koo, MD, of the University of California at San Francisco, of $189,000. The balance of the decrease was due to a decrease in product studies in our Skin Care segment.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2009 increased to $402,523, as compared to $227,371 for the three months ended March 31, 2008. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Three Months Ended March 31, (unaudited)
	2009	2008	Change

Interest expense	$407,038	$297,015	$110,023
Interest income	(4,515)	(69,644)	65,129
Net interest expense	$402,523	$227,371	$175,152

Change in fair value of warrants

Beginning on January 1, 2009 and in accordance with EITF 07-5, we began recognizing certain warrants as liabilities at their respective fair values on each reporting date. We measured the fair value of these warrants as of March 31, 2009, and recognized $91,222 other income in recording the liability associated with these warrants at their fair value as of March 31, 2009.

Net Loss

The aforementioned factors resulted in a net loss of $3,512,187 during the three months ended March 31, 2009, as compared to a net loss of $2,541,862 during the three months ended March 31, 2008, an increase of 38.2%.

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended March 31, (unaudited)
	2009	2008	Change

Net loss	$3,512,187	$2,541,861	$970,326

Components included in net loss:
Acquisition expenses	$(432,352)	$-	$(432,352)
Depreciation and amortization	(995,220)	(1,214,612)	219,392
Stock-based compensation	(292,674)	(426,543)	133,869
Interest expense, net	(402,523)	(227,371)	(175,152)
Change in fair value of warrants	91,222	-	91,222
	$(2,031,547)	$(1,868,526)	$(163,021)

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At March 31, 2009, our current ratio was 1.36 compared to 1.26 at December 31, 2008. As of March 31, 2009 we had $5,112,448 of working capital compared to $3,408,187 as of December 31, 2008. Cash and cash equivalents were $4,257,320 as of March 31, 2009, as compared to $3,736,607 as of December 31, 2008. We had $78,000 of cash that was classified as restricted as of March 31, 2009 and December 31, 2008.

We believe that our existing cash balance (including the working capital received in the financing of the PTL acquisition), together with our other existing potential financial resources and any revenues from sales and distribution, will be sufficient to meet our operating and capital requirements beyond the second quarter of 2010. The 2009 operating plan reflects increases in per-treatment fee revenues for use of the XTRAC system based on increased utilization of the XTRAC by physicians and on wider insurance coverage in the United States. In addition, our 2009 operating plan calls for increased revenues and profits from our Skin Care business and a contribution from the newly acquired business of Photo Therapeutics. In response to prevailing economic conditions, anticipated revenue growth has been tempered, and a flexible contingency plan has been structured to match expenditures to lowered growth.

On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility had a commitment term of one year, which expired on December 31, 2008. We accounted for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers and in their revenue streams. Each draw against the credit facility has a repayment period of three years, except for legacy components refinanced from previous borrowings. On September 30, 2008, the facility was amended to permit us to make a fourth draw of $1.9 million in the third quarter of 2008; Life Sciences Capital did not participate in the fourth draw. We have used our entire availability under the CIT credit facility and are considering multiple written proposals for additional debt financing. However, no assurance can be given that any such proposal will materialize on terms favorable to us, if at all. A summary of the terms and activity under the CIT credit facility is presented in Note 9, Long-term Debt, of the Financial Statements included in this Report.

On February 27, 2009, the Investor funded $5 million of working capital as part of the first tranche of the convertible debt financing in connection with our acquisition of Photo Therapeutics. A summary of the terms and activity under the convertible debt is presented in Note 10, Convertible Debt, of the Financial Statements included in this Report.

Net cash and cash equivalents used in operating activities – continuing operations was $2,638,755 for the three months ended March 31, 2009 compared to cash provided by $1,311,378 for the three months ended March 31, 2008. The decrease was mostly due to the decreases in accounts payable and other accrued liabilities and by increases in inventories.

Net cash and cash equivalents used in investing activities – continuing operations was $13,497,222 for the three months ended March 31, 2009 compared to $1,224,969 for the three months ended March 31, 2008. This was primarily due to acquisition costs, net of cash received, of $12,578,022 in connection with the PTL acquisition. The balance of the increase was mainly for the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents provided by financing activities was $16,630,980 for the three months ended March 31, 2009 compared to cash used of $551,925 for the three months ended March 31, 2008. In the three months ended March 31, 2009 we received $18 million in proceeds in the convertible debt financing which was partially offset by repayment of $1,326,314 on the line of credit and $7,082 for certain notes payable.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three months ended March 31, 2009, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2008 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We are not currently exposed to market risks due to changes in interest rates and foreign currency rates and, therefore, we do not use derivative financial instruments to address treasury risk management issues in connection with changes in interest rates and foreign currency rates. However, the warrants issued to the Investor are accounted for as derivatives pursuant to EITF 07-5, which requires such accounting due to a “down-round” provision within the warrants. See Note 1, Fair Value Measurements, in the financial statements.

Our PTL business segment is exposed to currency fluctuations. The majority of our sales invoicing is done in either Euros or US dollars, while product costs and the overhead of our UK offices is denominated in Pounds Sterling. We believe our US operations, with US dollar operating costs, serve to reduce the exposure to fluctuations in the value of the Pounds Sterling or the Euro.

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2008 for descriptions of our legal proceedings.

In the matter brought by us on January 4, 2004 against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, we have appealed to the Ninth Circuit Court of Appeals from the district court judge’s grant of summary judgment to the defendants. Oral argument has been set for June 4, 2009.

In the matter which Ra Medical and Mr. Irwin brought against us on June 6, 2006 for unfair competition and which we removed to the United States District Court for the Southern District of California, the district court judge certified our interlocutory appeal to the Ninth Circuit of Appeals from the judge’s dismissal for, among other things, of our counterclaim of misappropriation. Oral argument has been set for June 4, 2009.

On October 29, 2008, Ra Medical and Dean Irwin brought a second malicious prosecution action against us, and our outside counsel, in the California Superior Court for San Diego County. The plaintiffs allege that the action we brought in January 2004 against Ra Medical and Mr. Irwin was initiated and maintained with malice. On January 22, 2009, we filed a demurrer to the complaint on the grounds that it was brought while the underlying federal court action was still on appeal before the Ninth Circuit Court of Appeals, and therefore before the plaintiffs had secured a final and favorable judgment in the underlying federal action, a necessary pre-condition to bringing the action. Our demurrer was sustained by the Superior Court, but the action was not dismissed but was stayed with leave to amend the complaint.

On December 1, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Southern District of California based on the accusations made by Ra Medical in a press release on October 30, 2008 notwithstanding that the district judge in the underlying federal action had specifically ruled that we had not acted in the litigation vexatiously or in bad faith. We have asked the court to rule on whether the accusations made in the press release are true or false. The defendants moved to dismiss our complaint based on lack of jurisdiction in the Federal court. The Federal court declined defendants’ motion on April 29, 2009. The parties are to submit their briefs on whether the Court should exercise its discretion in rendering a declaratory judgment on May 29, 2009.

We notified St. Paul Fire and Marine Insurance Company (“St. Paul”), our general liability and umbrella liability insurer, of the suit that Ra Medical and Mr. Irwin stated in their press release that they had brought for malicious prosecution. St. Paul brought an action on January 29, 2009 in the California Superior Court for San Diego County for a declaratory judgment that it has no duty to defend us or indemnify us, asserting that it had been released from such duties in the settlement of the first malicious prosecution action brought by Ra Medical and also asserting that the policy should be governed by California law, not Pennsylvania law. We removed that action to the U.S. District Court for the Southern District of California. Notwithstanding, on March 20, 2009, St. Paul has informed us that it will pay for the cost of defense subject to a full reservation of rights. The Federal court has scheduled a conference among the parties for May 21, 2009.

The insurance policy under which we seek coverage from St. Paul is the same policy under which St. Paul defended and indemnified us in the first malicious prosecution action brought by Ra Medical against us. In connection with the first malicious prosecution action, we filed a declaratory judgment action in the U.S. District Court for the Eastern District of Pennsylvania against St. Paul seeking a ruling that it was obligated to pay all reasonable defense costs incurred in the defense of that action and any judgment or settlement we might incur. We obtained a summary judgment in that action holding that, under governing Pennsylvania law, the policy covered malicious prosecution claims and St. Paul was required to provide full coverage (indemnity and reasonable counsel fees) for the action brought by Ra Medical. On March 3, 2009, we filed an action in the U.S. District Court for the Eastern District of Pennsylvania seeking a declaratory a judgment, consistent with the earlier ruling of this court, that the law of Pennsylvania governs the policy and that the policy provides coverage for the latest malicious prosecution action. Our complaint was served on St. Paul on March 4, 2009. The case has been assigned to the same judge who granted our motion for summary judgment in the earlier declaratory judgment action. We have filed a motion for partial summary judgment seeking a ruling that, consistent with the earlier decision of the court, Pennsylvania law governs construction of the policy in regard to coverage for the latest malicious prosecution action.  St. Paul has moved to dismiss our complaint or, in the alternative, to have our action stayed pending a decision in the Southern District of California or to have our action transferred to the Southern District of California. Both motions have been fully briefed and are pending with the judge .

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. Submission of Matters to a Vote of Security Holders

In our definitive proxy filed December 18, 2008, we placed six non-procedural matters on the agenda for decision by our stockholders and they were approved by our stockholders at our 2009 annual meeting on January 26, 2009. The matters were:

•
The election to our Board of Directors each of Richard J. DePiano, Jeffrey F. O’Donnell, Alan R. Novak, Anthony J. Dimun, David W. Anderson, Wayne M. Withrow and Stephen P. Connelly. The vote tally is set forth below:

	Votes For	Votes Against	Votes Abstaining
Richard J. DePiano	49,386,491	0	6,782,122
Jeffrey F. O’Donnell	47,587,186	0	8,581,427
Alan R. Novak	49,432,545	0	6,736,068
Anthony J. Dimun	49,443,634	0	6,724,979
David W. Anderson	50,601,570	0	5,567,043
Wayne M. Withrow	49,386,270	0	6,782,343
Stephen P. Connelly	49,532,835	0	6,635,778

•
The ratification of the appointment of Amper, Politziner & Mattia, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, with 55,367,056 votes for, 545,706 votes against and 255,850 votes abstaining.

•
An amendment to our 2005 Equity Compensation Plan to increase the number of shares of the Company’s common stock, reserved for issuance thereunder from 6,160,000 to 8,160,000 shares and add provisions relating to the grant of performance-based stock awards that are designed to qualify as “qualified performance-based compensation” under Internal Revenue Code Section 162(m), with 28,465,404 votes for, 9,228,251 votes against , 128,161 votes abstaining and 18,349,797 broker non-votes.

•
Issuance of shares of our common stock pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of August 4, 2008, by and between us and Perseus Partners VII, L.P., upon conversion of the convertible note and exercise of the warrants,  with 36,616,728 votes for, 1,130,569 votes against, 71,519 votes abstaining and 18,349,797 broker non-votes.

•
An amendment to our Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio of 1-for-7 and to authorize the Company’s Board of Directors to implement the reverse stock split at any time prior to the 2010 annual meeting of stockholders by filing an amendment to the our Restated Certificate of Incorporation, as amended, with 36,596,853 votes for, 1,149,745 votes against, 72,218 votes abstaining and 18,349,797 broker non-votes.

•
An amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000, with 53,785,851 votes for, 2,284,175 votes against and 98,585 votes abstaining.

Following our 2009 annual meeting, on January 26, 2009, we filed an amendment to our Certificate of Incorporation to effect the reverse stock split and the increase in the number of authorized shares of common stock.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

3.3	Amendment to Restated Certificate of Incorporation, filed on January 26, 2009. (2)
4.2	Amendment No. 1 to Securities Purchase Agreement, dated February 27, 2009. (1)
4.3	First Tranche Convertible Promissory Note, dated February 27, 2009. (1)
4.4	Pledge and Security Agreement, dated February 27, 2009. (1)
4.5	First Tranche Warrant, dated February 27, 2009. (1)
4.6	Registration Rights Agreement, dated February 27, 2009 (2)
10.39	Amendment No. 1 to Omnibus Amendment, dated February 27 2009 (1)
10.40	Indemnification Agreement between PhotoMedex, Inc. and John M. Glazer (1)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as part of our Current Report on Form 8-K on March 5, 2009.
(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: May 15, 2009	By:	/s/ Jeffrey F. O’Donnell
Jeffrey F. O’Donnell
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer