Form 10-Q
period 2009-06-30
PHOTOMEDEX INC
filed 2009-08-14
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer [__]                                                           Accelerated filer [__]

Non-accelerated filer [__]                                                           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☒

The number of shares outstanding of the issuer's Common Stock as of August 14, 2009 was 9,033,175 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)	*

Current assets:
Cash and cash equivalents	$2,056,567	$3,658,607
Restricted cash	78,000	78,000
Accounts receivable, net of allowance for doubtful accounts of $483,190 and $486,000, respectively	5,085,576	5,421,688
Inventories, net	8,982,526	6,974,194
Prepaid expenses and other current assets	707,299	322,549
Total current assets	16,909,968	16,455,038

Property and equipment, net	10,763,387	10,388,406
Patents and licensed technologies, net	8,230,091	1,142,462
Goodwill, net	19,472,686	16,917,808
Other intangible assets, net	2,320,625	1,095,625
Other assets	1,235,631	714,930
Total assets	$58,932,388	$46,714,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$420,290	$28,975
Current portion of long-term debt	3,916,933	4,663,281
Accounts payable	5,573,911	5,204,334
Accrued compensation and related expenses	2,160,117	1,487,153
Accrued interest payable	480,000	-
Other accrued liabilities	1,285,289	864,433
Deferred revenues	1,140,449	798,675
Total current liabilities	14,976,989	13,046,851
Long-term liabilities:
Notes payable	62,088	77,239
Long-term debt	2,152,705	3,907,752
Convertible debt	16,527,479	-
Warrants related to convertible debt	626,595	-
Total liabilities	34,345,856	17,031,842

Stockholders’ equity:
Common stock, $.01 par value, 21,428,572 shares authorized; 9,033,175 and 9,004,601 shares issued and outstanding, respectively	90,331	90,046
Additional paid-in capital	135,929,611	134,912,537
Accumulated deficit	(111,541,775)	(105,320,156)
Accumulated other comprehensive income	108,365	-
Total stockholders’ equity	24,586,532	29,682,427
Total liabilities and stockholders’ equity	$58,932,388	$46,714,269

* The December 31, 2008 balance sheet was derived from the Company’s audited financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2009		2008

Revenues:
Product sales		$5,665,810		$7,028,605
Services		2,647,499		2,361,174
		8,313,309		9,389,779

Cost of revenues:
Product cost of revenues		2,656,350		2,989,481
Services cost of revenues		1,249,767		1,045,623
		3,906,117		4,035,104

Gross profit		4,407,192		5,354,675

Operating expenses:
Selling and marketing		3,641,187		3,755,834
General and administrative		3,289,898		2,237,259
Engineering and product development		336,710		218,344
		7,267,795		6,211,437

Operating loss from continuing operations		(2,860,603)		(856,762)

Other income (loss):
Interest expense, net		(681,323)		(281,765)
Change in fair value of warrants (see Note 1)		832,494		-

Loss from continuing operations		(2,709,432)		(1,138,527)

Discontinued operations:
Income from discontinued operations, net of nil in taxes		-		77,069
Loss on sale of discontinued operations		-		(545,844)

Net loss	$	(2,709,432)	$	(1,607,302)

Basic and diluted net loss per share:
Continuing operations		$(0.30)		$(0.13)
Discontinued operations		$(0.00)		$(0.05)
Basic and diluted net loss per share		$(0.30)		$(0.18)

Shares used in computing basic and diluted net loss per share		9,009,790		9,004,601

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,
	2009		2008

Revenues:
Product sales		$10,863,660		$13,763,772
Services		4,947,992		3,956,841
		15,811,652		17,720,613

Cost of revenues:
Product cost of revenues		5,115,698		5,853,932
Services cost of revenues		2,588,019		2,299,202
		7,703,717		8,153,134

Gross profit		8,107,935		9,567,479

Operating expenses:
Selling and marketing		7,541,938		7,868,799
General and administrative		6,089,079		4,381,701
Engineering and product development		538,407		657,032
		14,169,424		12,907,532

Operating loss from continuing operations		(6,061,489)		(3,340,053)

Other income (loss):
Interest expense, net		(1,083,846)		(509,137)
Change in fair value of warrants (see Note 1)		923,716		-

Loss from continuing operations		(6,221,619)		(3,849,190)

Discontinued operations:
Income from discontinued operations, net of nil in taxes		-		245,870
Loss on sale of discontinued operations		-		(545,844)

Net loss	$	(6,221,619)	$	(4,149,164)

Basic and diluted net loss per share:
Continuing operations		$(0.69)		$(0.43)
Discontinued operations		$(0.00)		$(0.03)
Basic and diluted net loss per share		$(0.69)		$(0.46)

Shares used in computing basic and diluted net loss per share		9,007,413		9,004,601

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, DECEMBER 31, 2008	9,004,601	$90,046	$134,912,537	$(105,320,156)	$-	$29,682,427
Round up for fractional shares due to the reverse stock split	574	5	(5)	-	-	-
Stock options issued to consultants for services	-	-	30,905	-	-	30,905
Issuance of restricted stock	28,000	280	-	-	-	280
Amortization of expense for restricted stock	-	-	546,295	-	-	546,295
Change in cumulative translation adjustments	-	-	-	-	108,365	108,365
Stock-based compensation expense related to employee options	-	-	523,192	-	-	523,192
Registration costs	-	-	(83,313)	-	-	(83,313)
Net loss for the six months ended June 30, 2009	-	-	-	(6,221,619)	-	(6,221,619)
BALANCE, JUNE 30, 2009	9,033,175	$90,331	$135,929,611	$(111,541,775)	$108,365	$24,586,532

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009		2008
Cash Flows From Operating Activities:
Net loss	$	(6,221,619)	$	(4,149,164)
Adjustments to reconcile net loss to net cash used in operating activities-continuing operations:
Depreciation and amortization		2,187,467		2,039,800
Stock options issued to consultants for services		30,905		62,380
Stock-based compensation expense related to employee options and restricted stock		1,069,487		643,091
Provision for bad debts		26,843		43,084
Change in estimated fair value of warrant liability (See Note 1)		(923,716)		-
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable		1,152,276		402,086
Inventories		16,119		401,545
Prepaid expenses and other assets		(143,554)		(137,727)
Accounts payable		(566,522)		1,253,909
Accrued compensation and related expenses		637,058		(462,012)
Other accrued liabilities		1,674		142,493
Interest accrued on convertible debt		480,000		-
Deferred revenues		(234,575)		104,537
Net cash (used in) provided by operating activities – continuing operations		(2,488,157)		344,022
Net cash provided by operating activities – discontinued operations		-		1,239,475
Net cash (used in) provided by operating activities		(2,488,157)		1,583,497
Cash Flows From Investing Activities:
Purchases of property and equipment		(61,511)		(144,692)
Lasers placed into service		(1,839,400)		(2,697,734)
Acquisition costs, net of cash received		(12,578,022)		-
Net cash used in investing activities – continuing operations		(14,478,933)		(2,842,426)
Net cash used in investing activities – discontinued operations		-		(64,093)
Net cash used in investing activities		(14,478,933)		(2,906,519)
Cash Flows From Financing Activities:
Registration costs		(83,313)		-
Issuance of restricted stock		280		-
Payments on long-term debt other than line of credit		-		(41,709)
Payments on notes payable		(109,695)		(301,543)
Advances on line of credit		-		832,675
Repayments on line of credit		(2,553,674)		(1,711,676)
Proceeds from convertible debt		18,000,000		-
Net cash provided by (used in) financing activities - continuing operations		15,253,598		(1,222,253)
Net cash provided by (used in) financing activities - discontinued operations		-		-
Net cash provided by (used in) financing activities		15,253,598		(1,222,253)
Effect of exchange rate changes on cash		111,452		-
Net decrease in cash and cash equivalents		(1,602,040)		(2,545,275)

Cash and cash equivalents, beginning of period		3,658,607		9,837,303
Cash and cash equivalents, end of period		$2,056,567		$7,292,028

The accompanying notes are an integral part of these consolidated financial statements.

ARTICLE 1

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, medical spas, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company currently operates in five distinct business units, or segments (as described in Note 13): four in Dermatology: Domestic XTRAC®, International Dermatology Equipment, Skin Care (ProCyte®) and Photo Therapeutics (PTL); and one in Surgical:  Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers. A sixth segment of our business, the Surgical Services segment was sold on August 8, 2008 and was reported in the financial statements for 2008 as a discontinued operation, including its related assets.

The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. Under these circumstances, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. The Company also sells XTRAC lasers directly to customers, based generally on customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues solely from the sale of equipment and parts to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues primarily by selling physician-dispensed skincare products worldwide. The Photo Therapeutics segment, a business acquired on February 27, 2009, generates revenues by selling light emitting diodes (“LEDs”) and associated skin care products for the treatment of a range of clinical and aesthetic dermatological conditions. It sells to professional users and, recently, to the home-use consumer market. See Note 2, Acquisition.

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

For the last several years, the Company has sought to obtain health insurance coverage for its XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis.. The Company now benefits from the fact that more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by the XTRAC. The Company has been focusing its efforts on accelerating the adoption of the XTRAC laser therapy for psoriasis and vitiligo by doctors and patients.

The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both domestically and internationally. The Surgical Products segment also sells other non-laser products (e.g., the ClearESS® II suction-irrigation system).

The Surgical Services segment was a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. On August 8, 2008, the Company sold certain assets of the business including accounts receivable, inventory and equipment, for $3,149,737. See Note 2.

Discontinued Operations

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

Liquidity and Going Concern
As of June 30, 2009, the Company had an accumulated deficit of $111,541,775. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing and general and administrative expenses.

Cash and cash equivalents as of June 30, 2009 were $2,134,567, including restricted cash of $78,000. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Given the Company’s significant operating losses, negative cash flows, current forecasts and financial position as of June 30, 2009, the Company will require significant additional funds in order to fund operations through and beyond the fourth quarter of 2009.

In the near term, the Company plans to restructure its operations and redirect its efforts in a manner that management expects will result in improved results of operations. As part of such redirected efforts, management is minimizing the Company’s expenditures for fixed capital expenditures and is accelerating its efforts to convert selected unencumbered assets to cash. In addition, in an effort to preserve cash resources, the Company is initiating discussions with its critical vendors of material for extended payable-reduction programs.

The Company is also continuing discussions with potential funding sources. The Company may raise additional funds through public or private sales of equity securities or from new debt financing. In the short term, additional funds ranging from $3 million to $5 million, would allow the Company to expedite satisfying, among others, its critical vendors in order to secure the supply of parts necessary to satisfy the Company’s warranty obligations to its customers and to undertake future production schedules, as well as allow the Company to complete its near-term restructuring plans. Complicating the Company’s efforts to obtain new debt financing is the fact that a significant portion of the Company’s assets are subject to first-priority liens in favor of its existing secured lenders. In addition, the Company must secure the Investor’s consent to incur debt financing. To raise additional equity financing, the Company must first offer its terms to the Investor, and if the Investor declines such terms, then the Company has 30 days in which to consummate such equity financing. Any issuance of equity securities would dilute the holdings of existing stockholders, possibly to a material extent. There are no assurances, however, that the Company will obtain additional financing on favorable terms, or at all.

If the Company is unsuccessful in completing its restructuring and financing, it may not be able to timely satisfy its working capital, debt repayment or capital equipment needs or execute its business plan. In such case the Company will assess all available or permitted alternatives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Surgical Services business segment is presented as discontinued operations for all 2008 periods presented.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The former subsidiaries of Photo Therapeutics Group Ltd. have been included in the financial statements from February 27, 2009, the closing date of the acquisition.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and be based on events different from those assumptions. Future events and their effects cannot be predicted with certainty; estimating, therefore, requires the exercise of judgment. Thus, accounting estimates change as new events or changes in prevailing economic conditions occur, as more experience is acquired, or as additional information is obtained.

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

The Company’s recurring fair value measurements at June 30, 2009 are as follows:

	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,185,016	$-	$1,185,016	$-
Liabilities:
Derivative financial instruments (Note 11)	$626,595	$-	$-	$626,595

Derivative Financial Instruments
The Company recognizes all derivatives as assets or liabilities, in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges or future cash flows are accounted for as such. As a result of the Company’s adoption of Emerging Issues Task Force Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”), effective January 1, 2009, certain warrants are now accounted for as derivatives. See Note 12, Warrants.

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells its laser through a distributor or directly to a physician or (ii) places its lasers in a physician’s office (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. In some cases, the Company and the customer stipulate to a quarterly or other periodic target of procedures to be performed. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria under Staff Accounting Bulletin No. 104 have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “SAB 104 Criteria”). At times, units are shipped, but revenue is not recognized, until all of the SAB 104 criteria have been met and, until that time, the unit is carried on the books of the Company as inventory.

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account when determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criterion are recognized when invoiced amounts are fully paid or fully assured.

Under the terms of the Company’s distributor agreements, distributors do not have a unilateral right to return any unit that they have purchased. However, the Company does allow products to be returned by its distributors for product defects or other claims.

When the Company places a laser in a physician’s office, it recognizes service revenue based on the number of patient treatments performed by the physician. Treatments in the form of random laser-access codes that are ordered by a physician from time to time, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are provided to a patient, this obligation has been satisfied.

The Company defers substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and six months ended June 30, 2009 and 2008, the Company deferred $648,369 and $671,014, respectively, under this approach.

The Company generates revenues from its Skin Care business primarily through product sales for skin health, hair care and wound care. The Company recognizes revenues on its products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point.

The Company generates revenues from its Photo Therapeutics business primarily from two channels. The first is through product sales of LEDs and skin care products. The second is through milestone payments and potential royalty payments from a licensing agreement. The Company recognizes revenues from the product sales, including sales to distributors and other customers, when the SAB 104 Criteria have been met. The Company recognizes the milestone payments when the milestones have been achieved and royalty revenues as they are earned from the licensee.

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

Fair Value of Financial Instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. The fair values of notes payable and long-term debt are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable and long-term debt approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments. The carrying amount of derivatives instruments are marked to fair value. See Note 12, Warrants, for additional discussion.

Impairment of Long-Lived Assets and Intangibles
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2009, no such impairment exists.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Developed technology was also recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years. Significant patent costs were recorded in connection with the acquisition of the Photo Therapeutics segment in February 2009 and are being amortized on a straight-line basis over ten years. Other licenses, including, the Stern and Mount Sinai licenses, are capitalized and amortized over the estimated useful lives of 10 years. (See Note 5, Patent and Licensed Technologies).

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As June 30, 2009, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2009 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Goodwill
Goodwill was recorded in connection with the acquisition of Photo Therapeutics in February 2009, the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill, at least annually, based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2009, no such write-down was required.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2009 is summarized as follows:

Six Months Ended June 30, 2009 (unaudited)
Accrual at beginning of period	$442,527
Additions due to PTL acquisition	227,334
Additions charged to warranty expense	160,872
Expiring warranties	(53,067)
Claims satisfied	(78,171)
Accrual at end of period	$699,495

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

Net Loss per Share
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion of the convertible note of the Investor (defined below in Supplemental Cash Flow Information), or from the exercise of options or of the Investor’s and others’ warrants, into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 960,088 and 1,524,461 as of June 30, 2009 and 2008, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. Share amounts shown on the consolidated balance sheet as of December 31, 2008 and share amounts and basic and diluted net loss per share amounts shown on the consolidated statement of operations for the three and six months ended June 30, 2008 have been adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, excluding the rounding up of fractional shares. For the three and six months ended June 30, 2008, there was income from discontinued operations, but basic net income per share and diluted net income per share from discontinued operations for these periods were immaterial. As a result of the stock split, we incurred $35,623 in registration costs.

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

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Net loss	$(2,709,432)	$(1,607,302)	$(6,221,619)	$(4,149,164)
Change in cumulative translation adjustment	82,655	-	108,365	-
Comprehensive loss	$(2,626,777)	$(1,607,302)	$(6,113,254)	$(4,149,164

Share-Based Compensation
The Company accounts for stock-based compensation in accordance with SFAS No. 123R, “Share-based Payment.” Under the fair value recognition provision, of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Supplemental Cash Flow Information
During the six months ended June 30, 2009, the Company issued warrants to an investor that manages an investment fund (“the Investor”) in conjunction with a private placement of convertible debt which funded the Company’s purchase of the PTL business. These warrants were initially valued at $1,550,311, are carried as a liability and result in a discount from the face of the convertible debt. The Company financed certain insurance policies during the period through notes payable for $485,860.

During the six months ended June 30, 2008, the Company financed certain insurance policies through notes payable for $635,243.

For the six months ended June 30, 2009 and 2008, the Company paid interest of $610,475 and $616,343, respectively. Income taxes paid in the six months ended June 30, 2009 and 2008 were immaterial.

Recent Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective for the interim period ending after June 15, 2009. The adoption of this SFAS No. 165 did not have an impact on the Company’s consolidated results of operations and financial condition. The Company evaluated all subsequent events that occurred between June 30, 2009 and August 14, 2009. During this period no material subsequent events came to our attention, except as discussed in Note 16, Subsequent Events.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments: (“APB 28-1”). APB 28-1 amends SFAS No. 107, “Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods in addition to the required disclosures in annual financial statements. APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have an impact on the Company’s financial statements.

Note 2
Acquisition:

Photo Therapeutics Transaction:
On February 27, 2009, the Company completed the acquisition of the subsidiaries of Photo Therapeutics Group Ltd. The subsidiaries are Photo Therapeutics Ltd. (based in the United Kingdom) and Photo Therapeutics, Inc. (based in California) and are collectively referred to herein as “Photo Therapeutics” or “PTL.” Photo Therapeutics is a developer and provider of non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions.

The Company paid an aggregate purchase price of $13 million in the Photo Therapeutics acquisition. The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. Based on the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$421,978
Accounts receivable	843,007
Inventories	1,979,983
Prepaid expenses and other current assets	187,232
Property and equipment	80,462
Patents and licensed technologies	7,400,000
Other intangible assets	1,500,000
Total assets acquired at fair value	12,412,662

Accounts payable	(936,099)
Accrued compensation and related expenses	(35,906)
Other accrued liabilities	(419,186)
Deferred revenues	(576,349)
Total liabilities assumed	(1,967,540)

Net assets acquired	$10,445,122

The purchase price exceeded the fair value of the net assets acquired by $2,554,878, which was recorded as goodwill. Acquisition costs amounting to $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs amounting to $432,353 and incurred in 2009 were expensed as of February 27, 2009. Acquisition costs accruing after February 27, 2009 were immaterial and expensed. In addition, the Company paid a UK Stamp Duty tax of $47,688, which was applied as additional paid in capital as registration costs. Based on its analyses, the Company determined that no earn-out will be due to Photo Therapeutics Group Ltd, and that no working capital adjustment will be made to the aggregate purchase price of $13 million. The Company has, to date, made no claims for indemnification out of the $1 million set aside in escrow on February 27, 2009.

The accompanying consolidated financial statements do not include any revenues or expenses related to the PTL business on or prior to February 27, 2009, the closing date of the acquisition. The Company’s unaudited pro-forma results for the three and six months ended June 30, 2009 and 2008 are summarized in the following table, assuming the acquisition had occurred on January 1, 2008:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008

Net revenues	$8,313,309	$11,332,177	$16,639,060	$21,763,551
Net loss	$(2,709,432)	$(3,174,461)	$(6,934,782)	$(6,332,396)
Basic and diluted loss per share	$(0.30)	$(0.35)	$(0.77)	$(0.70)
Shares used in calculating basic and diluted loss per share	9,009,790	9,004,601	9,007,413	9,004,601

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2008, nor to be indicative of future results of operations.

Discontinued Operations:

Surgical Services was a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. The Company decided to sell this segment primarily because the growth rates and operating margins of the division had decreased as the business had changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, the Board of Directors of the Company decided on June 13, 2008 to enter into, with the aid of its investment banker, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. Such closing adjustments resulted in net proceeds to the Company of $3,149,737. The transaction closed on August 8, 2008. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.

Prior year financial statements for 2008 have been restated in conformity with generally accepted accounting principles to present the operations of Surgical Services as a discontinued operation.

Revenues from Surgical Services for the three and six months ended June 30, 2008 were $1,762,010 and $3,661,749, respectively. Income from Surgical Services for the three and six months ended June 30, 2008 were $77,069 and $245,870, respectively.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials and work in progress	$5,643,530	$5,157,455
Finished goods	3,338,996	1,816,739
Total inventories	$8,982,526	$6,974,194

Work-in-process is immaterial given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of June 30, 2009 and December 31, 2008, the Company carried specific reserves for excess and obsolete stocks against its inventories of $2,271,644 and $1,836,441, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	June 30, 2009	December 31, 2008
	(unaudited)
Lasers in service	$18,500,870	$17,288,400
Computer hardware and software	368,782	341,407
Furniture and fixtures	626,821	562,418
Machinery and equipment	832,406	830,778
Leasehold improvements	262,395	259,595
Vehicles	4,521	-
	20,595,795	19,282,598
Accumulated depreciation and amortization	(9,832,408)	(8,894,192)
Property and equipment, net	$10,763,387	$10,388,406

Depreciation and related amortization expense was $1,558,833 and $1,838,527 for the six months ended June 30, 2009 and 2008, respectively.

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	June 30, 2009	December 31, 2008
	(unaudited)
Patents, owned and licensed, at gross costs of $8,023,733 and $583,623, net of accumulated amortization of $630,629 and $359,195, respectively.	$7,393,104	$224,428
Other licensed or developed technologies, at gross costs of $2,329,211 and $2,328,059, net of accumulated amortization of $1,492,224 and $1,410,025, respectively.	836,987	918,034
	$8,230,091	$1,142,462

Related amortization expense was $353,633 and $105,934 for the six months ended June 30, 2009 and 2008, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in other licensed or developed technologies is $200,000 in developed technologies acquired from ProCyte and $89,811 for the license from the Mount Sinai School of Medicine of New York University. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. During the first four years of the license ending April 2010, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, which were acquired in the Photo Therapeutics and ProCyte acquisitions and were recorded at their appraised fair values at the date of their respective acquisitions:

	June 30, 2009	December 31, 2008
	(unaudited)
Customer Relationships, at gross cost of $2,200,000 and $1,700,000, net of accumulated amortization of $1,474,400 and $1,287,735, respectively.	$725,600	$412,265
Tradename, at gross cost of $2,100,000 and $1,100,000, net of accumulated amortization of $504,975 and $416,640, respectively.	1,595,025	683,360
	$2,320,625	$1,095,625

Related amortization expense was $275,000 and $465,000 for the six months ended June 30, 2009 and 2008, respectively. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte products. It also includes the various trademarks associated with Photo Therapeutics products.

Note 7
Accrued Compensation and related expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	June 30, 2009	December 31, 2008
	(unaudited)
Accrued payroll and related taxes	$276,828	$348,677
Accrued vacation	238,588	143,922
Accrued commissions and bonus	953,142	930,355
Accrued severance	691,559	64,199
Total accrued compensation and related expense	$2,160,117	$1,487,153

The Board of Directors elected to terminate without cause, the employment of Jeffrey F. O’Donnell, its Chief Executive Officer at the time. Under Mr. O’Donnell’s Employment Agreement dated October 30, 2007, he was therefore entitled to: (i)  severance equal to his base salary, including FICA taxes, from August 1, 2009 to July 31, 2010, amounting to $379,450; (ii) continuation of health benefits over the same twelve-month period, amounting to $11,579 and (iii) payment to him of an amount equal to the premiums necessary to have maintained his life and disability insurance over the same twelve-month period, amounting to $8,818. These amounts have been recorded as accrued severance for the period ending June 30, 2009. In addition, there was the immediate vesting of all options and restricted stock that had been awarded to him and that were unvested as of July 31, 2009, amounting under the Black-Scholes and Monte-Carlo formulas to compensation of $588,126. This accelerated vesting was recorded as additional paid in capital. The 96,557 options expire between March 1, 2010 and July 31, 2010 and have exercise prices of between $6.23 and $17.50.  The 90,000 shares of restricted stock have now become unrestricted.

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	June 30, 2009	December 31, 2008
	(unaudited)
Accrued professional and consulting fees	$276,447	$186,162
Accrued warranty	699,495	442,527
Accrued sales taxes	248,856	196,121
Accrued other expense	60,491	39,623
Total other accrued liabilities	$1,285,289	$864,433

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	June 30, 2009	December 31, 2008
	(unaudited)
Note Payable – secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$91,944	$106,214
Note Payable- unsecured creditor, interest at 5.43%, payable in monthly principal and interest payments of $49,803 through February 2010	390,434	-
	482,378	106,214
Less: current maturities	(420,290)	(28,975)
Notes payable, net of current maturities	$62,088	$77,239

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	June 30, 2009	December 31, 2008
	(unaudited)
Total borrowings on credit facility	$6,069,638	$8,571,033
Less: current portion	(3,916,933)	(4,663,281)
Total long-term debt	$2,152,705	$3,907,752

Term Note Credit Facility
In December 2007, the Company entered into a term-note facility with CIT Healthcare LLC and Life Sciences Capital LLC, as equal participants (collectively, “CIT”), for which CIT Healthcare acts as the agent. The facility originally had a maximum principal amount of $12 million and was for a term of one year. The stated interest rate for any draw under the credit facility was set as 675 basis points above the three-year Treasury rate. CIT levied no points on a draw. Each draw was secured by specific XTRAC laser systems consigned under usage agreements with physician-customers.

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

On September 30, 2008, the Company and CIT amended the credit facility to increase the amount the Company could draw on the credit facility by $1,927,534. The interest rate for draws against this amount was set at 850 basis points above the LIBOR rate two days prior to the draw. Each draw was to be secured by certain XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw has a repayment period of three years. On September 30, 2008, the Company made another draw under the credit facility for the maximum amount allowable under the credit facility. This draw is amortized over 36 months at an effective interest rate of 12.90%. CIT also raised certain defaults of the Company, which the Company took steps to cure and which CIT waived as of February 27, 2009.The Company has used its entire availability under the CIT credit facility.

In connection with the CIT credit facility, the Company issued warrants to purchase 235,525 shares of the Company’s common stock to each of CIT Healthcare and Life Sciences Capital in December 2007 (33,646 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009). In connection with the amendment to the CIT facility, the Company issued warrants to purchase an additional 192,753 shares to CIT Healthcare in September 2008 (27,536 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009). The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised and there is no down-round price protection provision. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are, after adjustment to reflect the 1-for-7 reverse stock split effective January 26, 2009, as follows:

	December 2007	September 2008

Number of warrants	67,292	27,536
Exercise price	$7.84	$3.08
Fair value of warrants	$221,716	$44,366
Volatility	59.44%	60.92%
Risk-free interest rate	3.45%	2.98%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

Year Ended December 31,
2009 for the last six months	$2,432,773
2010	3,444,782
2011	811,059
Total minimum payments	6,688,614

Less: interest	(550,811)
Less: unamortized warrant discount	(68,165)

Present value of total minimum obligations	$6,069,638

Note 11
Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

June 30, 2009 (unaudited)
Total borrowings on convertible debt facility	$16,527,479
Less: current portion	-
Total long-term debt	$16,527,479

The February 27, 2009 acquisition of Photo Therapeutics was funded simultaneously through a convertible debt investment of $18 million from the Investor. The convertible note transaction financed the $13 million purchase price of the acquisition, and a further $5 million in working capital at the closing of the acquisition. Under the terms of the investment, the Investor shall invest up to an additional $7 million in convertible debt in the Company in the event additional, earn-out consideration would be payable under the terms of the Photo Therapeutics acquisition; however, based on its analyses, the Company determined that there wasn’t any earn-out payment due. The intended use of the $5 million working capital provided was for payment of approximately $3 million in expenditures associated with the transaction with the balance to be used for general corporate purposes.

At the closing of the convertible debt financing, and in exchange for the Investor’s payment to the Company of the $18 million purchase price, the Company: (i) issued to the Investor (A) a convertible note in the principal amount of $18 million, and (B) a warrant to purchase 1,046,204 shares of the Company’s common stock; and (ii) paid a transaction fee of $210,000 in cash. The conversion price of the convertible note and the exercise price of the warrant are each $5.16 per share.

The note is due on February 27, 2014 with interest payments bi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes. The effective interest rate is 11.64%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months.

As security for the Company’s obligations to the Investor under the convertible notes, the Company granted to the Investor a first priority security interest in: (i) all of the stock of (A) ProCyte Corporation, the Company’s wholly-owned subsidiary, and (B) Photo Therapeutics, Inc., which became a wholly-owned subsidiary of the Company upon the acquisition of Photo Therapeutics; (ii) 65% of the stock of Photo Therapeutics Limited, which also became a wholly-owned subsidiary of the Company upon the acquisition of Photo Thereapeutics; and (iii) certain other assets of the Company and its subsidiaries related to their skin care businesses.

Note 12
Warrants

The Company adopted EITF 07-5 effective January 1, 2009. The adoption of EITF 07-5 affects the requirements of accounting for warrants and many convertible instruments that have provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded as equity but instead as liabilities. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrant issued to the Investor, in conjunction with the convertible note (see Note 11), contains a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of
“fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. The warrant contains a net settlement provision, and because it is not indexed to the Company’s stock, is accounted for as a derivative in accordance with SFAS No. 133.

In accordance with EITF 07-5, the Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of June 30, 2009, and recorded other income of $832,494 and $923,716 resulting from the reduction of the liability associated with the fair value of the warrants for the three and six months ended June 30, 2009, respectively. The Company has accounted for the Investor’s warrants as a liability under EITF 07-5, due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated:

	Feb. 27, 2009	March 31, 2009	June 30, 2009
Number of warrants	1,046,204	1,046,204	1,046,204
Exercise price	$5.16	$5.16	$5.16
Fair value of warrants	$1,550,311	$1,459,089	$626,595
Volatility	87.89%	88.67%	88.68%
Risk-free interest rate	2.69%	2.28%	3.19%
Expected dividend yield	0%	0%	0%
Expected warrant life	8 years	7.92 years	7.67 years

The Company’s recurring fair value measurements at June 30, 2009 related only to the warrants issued to the Investor, and had a fair value of $626,595. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

The warrants issued in the private placement of November 2006 and to CIT in connection with the term-note credit facility do not contain down-round provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six months for all financial liabilities categorized as Level 3 as of June 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2009	$-
Initial measurement of warrants	1,550,311
Decrease in fair value of warrants	(923,716)
Balance as of June 30, 2009	$626,595

Note 13
Employee Stock Benefit Plans

The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. At our Annual Meeting in January 26, 2009, our stockholders approved an increase of 285,715 shares in the number of shares reserved for the 2005 Equity Compensation Plan. A maximum of 1,165,714 shares of the Company’s common stock have been reserved for issuance under the 2005 Equity Compensation Plan. At June 30, 2009, 186,415 shares were available for future grants under this plan. Under the Outside Director Plan and under the 2005 Investment Plan, 56,430 shares and 55,428 shares, respectively, were available for issuance as of June 30, 2009. The other stock options plans are frozen and no further grants will be made from them. The foregoing figures reflect the 1-for-7 reverse split.

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2009	870,865	$12.49
Granted	243,592	1.24
Cancelled	(154,369)	12.71
Outstanding, June 30 2009	960,088	$9.66
Options exercisable at June 30, 2009	536,641	$13.41

At June 30, 2009, there was $1,504,880 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 3.26 years. The intrinsic value of options outstanding and exercisable at June 30, 2009 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option grants with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	3.71%	3.71%	3.46%	3.72%
Volatility	89.15%	83.56%	88.68%	84.16%
Expected dividend yield	0%	0%	0%	0%
Expected life	8.1 years	8.1 years	8.1 years	8.1 years
Estimated forfeiture rate	12%	12%	12%	12%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three and six months ended June 30, 2009 and 2008, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

With respect to the 2006 and 2007 awards of restricted stock, the Company used the Monte-Carlo pricing model to estimate fair value of restricted stock awards. The Company calculated expected volatility for restricted stock based on a mirror approach, where the daily stock price of our common stock during the seven-year period immediately after the grant would be the mirror of the historic daily stock price of our common stock during the seven-year period immediately preceding the grant.

On June 15, 2009, the Company awarded 28,000 shares of restricted stock to its senior executives. These restricted shares have a purchase price of $0.01 per share; the shares will vest, and no longer be subject to the Company’s right of repurchase, if the Company achieves positive adjusted net income in the year ended December 31, 2010, where adjusted net income is defined as net income after taxes, excluding income and expense from stock options and warrants. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award. The value was then weighted based on the probability of achieving the parameters behind the vesting of the restricted stock.

At June 30, 2009, there were 210,857 outstanding restricted shares of stock that had been issued from the Company’s compensation plans.

Compensation expense for the three months ended June 30, 2009 included $102,483 from stock option grants and $103,623 from restricted stock awards. Compensation expense for the three months ended June 30, 2008 included $159,839 from stock option grants and $103,623 from restricted stock awards.

Compensation expense for the six months ended June 30, 2009 included $274,115 from stock option grants and $207,246 from restricted stock awards. Compensation expense for the six months ended June 30, 2008 included $435,846 from stock option grants and $207,245 from restricted stock awards.

Compensation expense for the three and six months ended June 30, 2009 included $249,077 from stock option grants and $339,049 from restricted stock awards related to the accelerated vesting in connection with the termination of the Company’s former chief executive officer.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $13,486 and $30,905 was recognized during the three and six months ended June 30, 2009, respectively. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $15,466 and $62,380 was recognized during the three and six months ended June 30, 2008, respectively.

Note 14
Business Segment and Geographic Data

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business derives its primary revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside of the United States through a network of distributors. The Skin Care (ProCyte) segment generates primary revenues by selling skincare products. The Photo Therapeutics (PTL) segment generates revenues by selling LED and associated skincare products for the treatment of a range of clinical and aesthetic dermatological conditions and by earning milestone payments and royalties, from a licensing agreement. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and an international basis. For the three and six months ended June 30, 2009 and 2008, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at June 30, 2009 and 2008 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at June 30, 2009 and 2008 from the ProCyte acquisition has been entirely allocated to the Skin Care segment. Goodwill of $2,554,878 at June 30, 2009 from the Photo Therapeutics acquisition has been entirely allocated to the PTL segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended June 30, 2009 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,159,303	$1,060,607	$2,011,730	$1,280,588	$801,081	$8,313,309
Costs of revenues	1,371,630	604,092	678,791	661,543	590,061	3,906,117
Gross profit	1,787,673	456,515	1,332,939	619,045	211,020	4,407,192
Gross profit %	56.6%	43.0%	66.3%	48.3%	26.3%	53.0%

Allocated operating expenses:
Selling, general and administrative	1,752,089	109,977	1,262,061	718,300	110,129	3,952,556
Engineering and product development	-	-	139,536	69,121	128,053	336,710

Unallocated operating expenses	-	-	-	-	-	2,978,529
	1,752,089	109,977	1,401,597	787,421	238,182	7,267,795
Income (loss) from operations	35,584	346,538	(68,658)	(168,376)	(27,162)	(2,860,603)

Interest expense, net	-	-	-	-	-	(681,323)
Change in fair value of warrant	-	-	-	-	-	832,494

(Loss) income from continuing operations	35,584	346,538	(68,658)	(168,376)	(27,162)	(2,709,432)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	-

Net (loss) income	$35,584	$346,538	$(68,658)	$(168,376)	$(27,162)	$(2,709,432)

	Three Months Ended June 30, 2008 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,433,998	$697,973	$3,424,557	$-	$1,833,251	$9,389,779
Costs of revenues	1,483,806	336,039	1,180,012	-	1,035,247	4,035,104
Gross profit	1,950,192	361,934	2,244,545	-	798,004	5,354,675
Gross profit %	56.8%	51.9%	65.5%	N/A	43.5%	57.03%

Allocated operating expenses:
Selling, general and administrative	2,064,442	64,393	1,480,392	-	165,607	3,774,834
Engineering and product development	-	-	106,446	-	111,898	218,344

Unallocated operating expenses	-	-	-	-	-	2,218,259
	2,064,442	64,393	1,586,838	-	277,505	6,211,437
Income (loss) from operations	(114,250)	297,541	657,707	-	520,499	(856,762)

Interest expense, net	-	-	-	-	-	(281,765)

(Loss) income from continuing operations	(114,250)	297,541	657,707	-	520,499	(1,138,527)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	77,069
Loss on sale of discontinued operations						(545,844)

Net (loss) income	$(114,250)	$297,541	$657,707	$-	$520,499	$(1,607,302)

	Six Months Ended June 30, 2009 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL *	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$5,834,612	$2,059,691	$4,214,189	$2,026,636	$1,676,524	$15,811,652
Costs of revenues	2,906,461	1,288,955	1,448,723	840,625	1,218,953	7,703,717
Gross profit	2,928,151	770,736	2,765,466	1,186,011	457,571	8,107,935
Gross profit %	50.2%	37.4%	65.6%	58.5%	27.3%	51.3%

Allocated operating expenses:
Selling, general and administrative	3,844,357	183,319	2,764,027	1,025,850	176,450	7,994,003
Engineering and product development	-	-	219,052	91,292	228,063	538,407

Unallocated operating expenses	-	-	-	-	-	5,637,014
	3,844,357	183,319	2,983,079	1,117,142	404,513	14,169,424
Income (loss) from operations	(916,206)	587,417	(217,613)	68,869	53,058	(6,061,489)

Interest expense, net	-	-	-	-	-	(1,083,846)
Change in fair value of warrant	-	-	-	-	-	923,716

(Loss) income from continuing operations	(916,206)	587,417	(217,613)	68,869	53,058	(6,221,619)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	-

Net (loss) income	$(916,206)	$587,417	$(217,613)	$68,869	$53,058	$(6,221,619)

* From February 27, 2009 (the date of acquisition) through June 30, 2009.

	Six Months Ended June 30, 2008 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$5,544,705	$1,866,178	$6,699,249	$-	$3,610,481	$17,720,613
Costs of revenues	2,914,584	906,688	2,140,464	-	2,191,398	8,153,134
Gross profit	2,630,121	959,490	4,558,785	-	1,419,083	9,567,479
Gross profit %	47.4%	51.4%	68.0%	N/A	39.3%	54.0%

Allocated operating expenses:
Selling, general and administrative	4,055,941	137,881	3,405,099	-	307,878	7,906,799
Engineering and product development	168,214	20,790	247,634	-	220,394	657,032

Unallocated operating expenses	-	-	-	-	-	4,343,701
	4,224,155	158,671	3,652,733	-	528,272	12,907,532
Income (loss) from operations	(1,594,034)	800,819	906,052	-	890,811	(3,340,053)

Interest expense, net	-	-	-	-	-	(509,137)

(Loss) income from continuing operations	(1,594,034)	800,819	906,052	-	890,808	(3,849,190)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	245,870
Loss on sale of discontinued operations						(545,844)

Net (loss) income	$(1,594,034)	$800,819	$906,052	$-	$890,808	$(4,149,164)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Total assets for reportable segments	$55,296,379	$42,075,242
Other unallocated assets	3,636,009	4,639,027
Consolidated total	$58,932,388	$46,714,269

For the three and six months ended June 30, 2009 and 2008 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June30, (unaudited)
	2009	2008	2009	2008
Domestic	$6,147,212	$7,843,450	$11,824,342	$14,114,257
Foreign	2,166,097	1,546,329	3,987,310	3,606,356
	$8,313,309	$9,389,779	$15,811,652	$17,720,613

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in its Form 10-Q for the period ending June 30, 2009.

Note 15
Significant Alliances/Agreements

The Company continues its alliance with GlobalMed (Asia) Technologies Co., Inc. as well as with the Mount Sinai School of Medicine as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

With respect to the Clinical Trial Agreement protocol with the University of California at San Francisco, Dr. Koo presented the favorable findings from the study at the Hawaii Dermatology Seminar in March 2008. Dr. Koo concluded that the XTRAC Excimer Laser may be appropriate for the majority of moderate to severe psoriasis sufferers. It also allows dermatologists to treat those patients with a high level of safety, as opposed to the use of many systemic products. Other phototherapy treatments such as broad-band or narrow-band ultraviolet-B (“UVB”) can also be used; however, undesirable aspects of these treatments include exposure of healthy skin to UVB light, and the inconvenience of extended treatment periods, which are often necessary for moderate to severe patients. We expensed $189,000 in 2008 in payment for this study. At the annual meeting of the American Academy of Dermatology in March 2009, Dr. Koo delivered a follow-up presentation of his earlier favorable findings. At the meeting, the Company introduced its XTRAC Velocity excimer laser.

Note 16
Subsequent Events

On August 7, 2009, John M. Glazer resigned from the Company’s Board of Directors, effective immediately.

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or this Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Domestic XTRAC

Our Domestic XTRAC segment is a U.S. based business with revenues generally derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

As part of our commercialization strategy in the United States, we generally offer the XTRAC laser system to targeted dermatologists at no initial capital cost. Under this contractual arrangement, we maintain ownership of the laser and generally earn revenue each time a physician treats a patient with the equipment. We believe this arrangement will increase market penetration. We also may sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference and especially now as a means of addressing under-performing accounts while still preserving a vendor-customer relationship. We believe that we are thus able to reach a sector of the laser market that is better suited to a sale model than a per-procedure model at reasonable margins.

For the last several years we have sought to obtain health insurance coverage for XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. We now benefit from the fact that, by our estimates, more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser. The Company intends to restructure sales and marketing efforts in operations that have heretofore been dependent upon external infusions of debt capital to fund growth.

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

Photo Therapeutics (PTL)

Our PTL segment is a developer and provider of non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. Our PTL segment has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux™ technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, this technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates no heat, a patient feels no pain or discomfort which results in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today.

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

The consolidated financial statements include the results of our PTL segment from February 27, 2009, the date of acquisition, through June 30, 2009.

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

In September 2007, we entered into a three-year OEM agreement with AngioDynamics under which we agreed to manufacture a private-label, 980-nanometer diode laser system for AngioDynamics. However, AngioDynamics purchased the assets of a competitive diode laser company and has elected to source its diodes through the assets so purchased instead of through us. We have not shipped any lasers to AngioDynamics since July 1, 2008.

Sales and Marketing

As of June 30, 2009, our sales and marketing personnel consisted of 63 full-time positions. Of the 63 sales personnel, they are directed to sales as follows: 62 in Domestic XTRAC, Skin Care and PTL and one in International Dermatology Equipment and Surgical Products.

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

Reverse Stock Split

On January 26, 2009, we completed the reverse split of our common stock in the ratio of 1-for-7, whereby, once effective, every seven shares of our common stock was exchanged for one share of our common stock. Our common stock began trading at the market opening on January 27, 2009 on a split-adjusted basis. As of June 30, 2009 we had 9,033,175 shares of common stock outstanding on a post-split basis, taking into account the rounding up of fractional shares. As a result of the stock split, we incurred $35,623 in registration costs.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and six months ended June 30, 2009, except as noted below. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

We adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded as equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. Management evaluated whether outstanding warrants to acquire our common stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Management determined that the warrants issued to the Investor, in conjunction with the convertible note contain such provisions, thereby concluding they were not indexed to our stock. In accordance with EITF 07-5, we recognize these warrants as a liability at the fair value on each reporting date. We measured the fair value of these warrants as of June 30, 2009 and recorded $832,494 and $923,716, respectively, as a reduction in the liability associated with these warrants for the three and six months ended June 30, 2009. We determined the fair values of these securities using a Black-Scholes valuation model.

We adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 effective January 1, 2009. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquisition and the goodwill acquired. For example, expenses incurred in an acquisition are to be expensed and not capitalized. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The acquisition of the subsidiaries of Photo Therapeutics Group Ltd. was completed after December 31, 2008 and therefore SFAS No. 141R applies to the acquisition. Acquisition costs of $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs of $432,353 and incurred in 2009 were expensed as of February 27, 2009.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
XTRAC Domestic Services	$3,159,303	$3,433,998	$5,834,612	$5,544,705
International Dermatology Equipment Products	1,060,607	697,973	2,059,691	1,866,178
Skin Care (ProCyte) Products	2,011,730	3,424,557	4,214,189	6,699,249
Photo Therapeutics (PTL) Products	1,280,588	-	2,026,636	-
Total Dermatology Revenues	7,512,228	7,556,528	14,135,128	14,110,132

Surgical Products	801,081	1,833,251	1,676,524	3,610,481
Total Surgical Revenues	801,081	1,833,251	1,676,524	3,610,481

Total Revenues	$8,313,309	$9,389,779	$15,811,652	$17,720,613

Revenues from our Surgical Services segment, in the amount of $1,762,010 and $3,661,749 for the three and six months ended June 30, 2008, respectively, have been accounted for in 2008 as a discontinued operation.

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended June 30, 2009 and 2008 for domestic XTRAC procedures was $2,635,623 and $2,337,148, respectively, reflecting billed procedures of 35,602 and 33,476, respectively. In addition, 1,221 and 1,130 procedures were performed in the three months ended June 30, 2009 and 2008, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the six months ended June 30, 2009 and 2008 for domestic XTRAC procedures was $4,672,627 and $3,903,055, respectively, reflecting billed procedures of 71,346 and 62,295, respectively. In addition, 3,026 and 2,649 procedures were performed in the six months ended June 30, 2009 and 2008, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the periods ended June 30, 2009 compared to the comparable periods in 2008 was largely due to the increased number of laser systems placed with our customers under our consignment program and to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. In accordance with the requirements of Staff Accounting Bulletin No. 104, we recognize service revenue under this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physicians have been reimbursed for the treatments. For the three months ended June 30, 2009, we deferred net revenues of $30,285 (461 procedures) under this program compared to deferred net revenues of $58,120 (891 procedures) for the three months ended June 30, 2008. For the six months ended June 30, 2009, we deferred net revenues of $3,901 (59 procedures) under this program compared to deferred net revenues of $58,847 (901 procedures) for the six months ended June 30, 2008.The change in deferred revenue under this program is presented in the table below.

We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended June 30, 2009 and 2008, we recognized net revenues of $329,166 (5,015 procedures) and $212,519 (3,259 procedures), respectively, under this approach. For the six months ended June 30, 2009 and 2008, we deferred net revenues of $18,251 (277 procedures) and $107,678 (1,648 procedures), respectively, under this approach.

For the three and six months ended June 30, 2009, domestic XTRAC laser sales were $523,680 and $1,161,985, respectively. There were 11 and 25 lasers sold, respectively. For the three and six months ended June 30, 2008, domestic XTRAC laser sales were $1,096,850 and $1,641,650, respectively. There were 21 and 31 lasers sold, respectively. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model at reasonable margins.

The following table sets forth the above analysis for our Domestic XTRAC segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Total revenue	$3,159,303	$3,433,998	$5,834,612	$5,544,705
Less: laser sales revenue	(523,680)	(1,096,850)	(1,161,985)	(1,641,650)
Recognized treatment revenue	2,635,623	2,337,148	4,672,627	3,903,055
Change in deferred program Revenue	30,285	58,120	3,901	58,847
Change in deferred unused Treatments	(329,166)	(212,519)	18,251	107,678
Net billed revenue	$2,336,742	$2,182,749	$4,694,779	$4,069,580
Procedure volume total	36,823	34,606	74,372	64,944
Less: Non-billed procedures	1,221	1,130	3,026	2,649
Net billed procedures	35,602	33,476	71,346	62,295
Avg. price of treatments billed	$65.64	$65.20	$65.80	$65.33
Change in procedures with deferred program revenue, net	461	891	59	901
Change in procedures with deferred unused treatments, net	(5,015)	(3,259)	277	1,648

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

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC laser systems and related parts were $1,060,607 for the three months ended June 30, 2009 compared to $697,973 for the three months ended June 30, 2008. We sold 25 and 14 systems in the three-month periods ended June 30, 2009 and 2008, respectively. International sales of our XTRAC and VTRAC laser systems and related parts were $2,059,691 for the six months ended June 30, 2009 compared to $1,866,178 for the six months ended June 30, 2008. We sold 40 and 38 systems in the six-month periods ended June 30, 2009 and 2008, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold four such used lasers in the three and six months ended June 30, 2009 at an average price of $32,500. We sold two and four such lasers in the three and six months ended June 30, 2008, at an average price of $25,000 and $31,250, respectively; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is targeted to be below our competitors’ international dermatology equipment and below our XTRAC laser. In the six months ended June 30, 2009, we sold 13 VTRAC systems all of which occurred in the three months ended June 30, 2009. In the three and six months ended June 30, 2008, we sold three and 13 VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Revenues	$1,060,607	$697,973	$2,059,691	$1,866,178
Less: part sales	(208,707)	(161,973)	(437,891)	(391,178)
Laser revenues	851,900	536,000	1,621,800	1,475,000
Laser systems sold	25	14	40	38
Average revenue per laser	$34,076	$38,286	$40,545	$38,816

Skin Care (ProCyte) Segment

For the three months ended June 30, 2009, our Skin Care (ProCyte) segment revenues were $2,011,730 compared to $3,424,557 in the three months ended June 30, 2008. For the six months ended June 30, 2009, our Skin Care (ProCyte) segment revenues were $4,214,189 compared to $6,699,249 in the six months ended June 30, 2008. These revenues are generated from the sale of various skin, hair care and wound products and from the sale of copper peptide compound.

•
The product sales decreased for the three and six months ended June 30, 2009 due to macro-economic conditions and to transitioning from our discontinued MD Lash Factor eyelash conditioning product to our internally developed Neova Advanced Essential Lash™ eyelash conditioner, which was launched February 1, 2009. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the three months ended June 30, 2009 were approximately $2.0 million, down from approximately $3.3 million for the three months ended June 30, 2008. Product sales for the six months ended June 30, 2009 were approximately $4.1 million, down from approximately $6.5 million for the six months ended June 30, 2008.

•
Included in product sales for the three and six months ended June 30, 2008, were $656,257 and $1,107,834, respectively, of revenues from MD Lash Factor as part of an exclusive license to distribute in the United States. In the three and six months ended June 30, 2009, there were no revenues from this product as we have discontinued marketing MD Lash Factor as of January 31, 2009 under the terms of an agreement with Allergan, Inc. in settlement of certain patent litigation, and we have replaced it with our own peptide-based conditioner. For the three and six months ended June 30, 2009, we sold $60,580 and $190,772 of Neova Advanced Essential Lash, respectively. The launch date for the Neova Advanced Essential Lash was February 1, 2009.

•
Bulk compound sales decreased by $128,000 and $80,080 for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008. There were no bulk compound sales in the current quarter. Minimum contractual royalties from Neutrogena expired in November 2007, and as a result such royalties were immaterial over the two periods.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Product sales	$2,010,930	$3,293,370	$4,132,506	$6,536,062
Bulk compound sales	-	128,000	79,920	160,000
Royalties	800	3,187	1,763	3,187
Total ProCyte revenues	$2,011,730	$3,424,557	$4,214,189	$6,699,249

Photo Therapeutics (PTL) Segment

For the three and six months ended June 30, 2009, our PTL segment’s revenues were $1,280,588 and $2,026,636. Since PTL was acquired on February 27, 2009, there were no corresponding revenues for the three and six months ended June 30, 2008. PTL revenues are generated from the sale of LED devices and milestone payments on a licensing agreement targeting the mass consumer acne market.

The following table illustrates the key changes in our PTL segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Product revenues	$1,280,588	$-	$1,813,531	$-
Licensing revenues	-	-	213,105	-
Total PTL revenues	$1,280,588	$-	$2,026,636	$-

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

For the three months ended June 30, 2009, surgical products revenues were $801,081 compared to $1,833,251 in the three months ended June 30, 2008. For the six months ended June 30, 2009, surgical products revenues were $1,676,524 compared to $3,610,481 in the six months ended June 30, 2008. The decrease in the three and six-month periods was mainly related to the termination of an OEM contract in 2008 with AngioDynamics. In the second half of 2008, AngioDynamics elected not to continue with the OEM contract. Sales to AngioDynamics were $0 for the three and six months ended June 30, 2009, compared to sales of $700,000 and $1,400,000 for the three and six months ended June 30, 2008, respectively.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended June 30, 2009 and 2008 were sales of 5 and 61 diode lasers, respectively. Included in laser sales during the six months ended June 30, 2009 and 2008 were sales of 6 and 123 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers. We are phasing out our holmium and CO2 laser systems.

Fiber and other disposables sales decreased 19% and 8% between the comparable three and six-month periods ended June 30, 2009 and 2008. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Revenues	$801,081	$1,833,251	$1,676,524	$3,610,481
Laser systems sold	5	62	7	126
Laser system revenues	$67,000	$935,995	$130,646	$1,908,740
Average revenue per laser	$13,400	$15,097	$18,664	$15,149

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

Product cost of revenues for the three months ended June 30, 2009 was $2,656,350, compared to $2,989,481 in the comparable period in 2008. The $333,131 decrease is due to the decreases in product cost of sales for surgical products of $449,346 related to the decrease in laser sales, a decrease in skincare products of $501,221 resulting from the switch to our internally produced Neova product and a decrease in domestic XTRAC laser sales of $312,160. These decreases were offset, in part, by an increase in international dermatology equipment sales in the amount of $268,053. In addition, there was an increase due to the inclusion of $661,543 in product costs for our PTL business.

Product cost of revenues for the six months ended June 30, 2009 was $5,115,698, compared to $5,853,932 in the comparable period in 2008. The $738,234 decrease is due to the decreases in product cost of sales for surgical products of $982,432 related to the decrease in laser sales, a decrease in skincare products of $691,741 resulting from the switch to our internally produced Neova product and a decrease in domestic XTRAC laser sales of $286,953. These decreases were offset, in part, by an increase in international dermatology equipment sales in the amount of $382,267. In addition, there was an increase due to the inclusion of $840,625 in product costs for our PTL business.

Service cost of revenues was $1,249,767 in the three months ended June 30, 2009, compared to $1,045,623 in the comparable period in 2008, representing an increase of $204,144. The increase is directly related to the increase in Domestic XTRAC segment costs of $199,984.

Service cost of revenues was $2,588,019 in the six months ended June 30, 2009, compared to $2,299,202 in the comparable period in 2008, representing an increase of $288,817. The increase is directly related to the increase in Domestic XTRAC segment costs of $278,800.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Product:
XTRAC Domestic	$155,630	$467,790	$382,720	$669,673
International Dermatology Equipment	604,092	336,039	1,288,955	906,688
Skin Care	678,791	1,180,012	1,448,723	2,140,464
PTL	661,543	-	840,625	-
Surgical products	556,294	1,005,640	1,154,675	2,137,107
Total Product costs	$2,656,350	$2,989,481	$5,115,698	$5,853,932

Services:
XTRAC Domestic	$1,216,000	$1,016,016	$2,523,741	$2,244,911
Surgical products	33,767	29,607	64,278	54,291
Total Services costs	$1,249,767	$1,045,623	$2,588,019	$2,299,202

Total Costs of Revenues	$3,906,117	$4,035,104	$7,703,717	$8,153,136

Gross Profit Analysis

Gross profit decreased to $4,407,192 during the three months ended June 30, 2009 from $5,354,675 during the same period in 2008. As a percent of revenues, gross margin decreased to 53% for the three months ended June 30, 2009 from 57% for the same period in 2008. Gross profit decreased to $8,107,935 during the six months ended June 30, 2009 from $9,567,479 during the same period in 2008. As a percent of revenues, gross margin decreased to 51% for the six months ended June 30, 2009 from 54% for the same period in 2008.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Revenues	$8,313,309	$9,389,779	$15,811,652	$17,720,613
Percent decrease	(11.5%)		(10.8%)
Cost of revenues	3,906,117	4,035,104	7,703,717	8,153,134
Percent decrease	(3.2%)		(5.5%)
Gross profit	$4,407,192	$5,354,675	$8,107,935	$9,567,479
Gross margin percentage	53.0%	57.0%	51.3%	54.0%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended June 30, 2009, compared to the same period in 2008 were as follows:

•
The current world macro economic conditions as well as the related credit crisis have affected our revenues and consequently have required us to lower our expectations of growth until the market conditions improve.

•
Our Skin Care segment is more susceptible to the macro economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the second quarter of 2009 were approximately $2.0 million down from approximately $3.3 million for the second quarter of 2008.

•
In our Surgical Products segment there were 57 fewer laser systems sold in the three months ended June 30, 2009 than in the comparable period of 2008. This included 50 sales under an OEM arrangement, but in the second half of 2008, AngioDynamics elected out of the OEM contract. Since that time, our sales to AngioDynamics have been $0. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overheads which lowered average unit costs resulting in a higher gross margin in 2008 compared to 2009.

•
We sold approximately $573,100 less in domestic XTRAC lasers in the three months ended June 30, 2009, although at higher margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 70% in 2009 compared to 57% in 2008.

•	We recorded severance of approximately $142,000 related to the integration of the PTL acquisition and the relocation of the Skin Care facility.

•
Offsetting the above items that had a negative impact on gross profit, is the gross profit realized from our PTL segment. We acquired PTL on February 27, 2009, so only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

•
We increased the number of laser systems placed with our customers and sold a greater number of XTRAC treatment procedures in 2009 than in 2008. Procedure volume increased 6% from 33,476 to 35,602 billed procedures in the three months ended June 30, 2009 compared to the same period in 2008. Increased usage at existing sites carries negligible variable cost thereby enhancing profit margins. Our ability to increase placements and increase the number of procedures sold is a direct result of improved insurance reimbursement and increased marketing efforts.

The primary reasons for the changes in gross profit and the gross margin percentage for the six months ended June 30, 2009, compared to the same period in 2008 were as follows:

•
Our Skin Care segment is more susceptible to the macro economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the first half of 2009 were approximately $4.1 million down from approximately $6.5 million for the second quarter of 2008.

•
In our Surgical Products segment there were 119 fewer laser systems sold in the six months ended June 30, 2009 than in the comparable period of 2008. This included 100 sales due to our OEM arrangement, but in the second half of 2008, AngioDynamics elected out of the OEM contract. Since that time, our sales to AngioDynamics have been $0. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overheads which lowered average unit costs and resulting in a higher gross margin in 2008 compared to 2009.

•
We sold approximately $479,665 less in domestic XTRAC lasers in the six months ended June 30, 2009, although at higher margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 67% in 2009 compared to 59% in 2008.

•	We recorded severance and lease liability of approximately $226,000 related to the integration of the PTL acquisition and the relocation of the Skin Care facility.

•
Offsetting the above items that had a negative impact on gross profit, is the gross profit realized from our PTL segment. We acquired PTL on February 27, 2009, so only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

•
We increased the number of laser systems placed with our customers and sold a greater number of XTRAC treatment procedures in 2009 than in 2008. Procedure volume increased 15% from 62,295 to 71,346 billed procedures in the six months ended June 30, 2009 compared to the same period in 2008. Increased usage at existing sites carries negligible variable cost thereby enhancing profit margins. Our ability to increase placements and increase the number of procedures sold is a direct result of improved insurance reimbursement and increased marketing efforts.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods presented below:

Domestic XTRAC Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Revenues	$3,159,303	$3,433,998	$5,834,612	$5,544,705
Percent (decrease)/increase	(8.0%)		5.2%
Cost of revenues	1,371,630	1,483,806	2,906,461	2,914,584
Percent decrease	(7.6%)		(0.3%)
Gross profit	$1,787,673	$1,950,192	$2,928,151	$2,630,121
Gross margin percentage	56.6%	56.8%	50.2%	47.4%

Gross profit decreased for this segment for the three months ended June 30, 2009 from the comparable period in 2008 by $162,519. Key factors for the decrease were as follows:

•
Key drivers in increasing the fee-per-procedure revenue from this segment  are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, resulted in an increase in the number of laser placed and a corresponding increase in treatment revenue. Consequently, procedure volume increased 6% from 33,476 to 35,602 billed procedures in the three months ended June 30, 2009 compared to the same period in 2008. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately $573,170 less in domestic XTRAC lasers in the three months ended June 30, 2009, although at higher margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previous placements. The margin on these capital equipment sales was 70% in the three months ended June 30, 2009 compared to 57% in the comparable period in 2008.

•
The cost of revenues decreased by $112,176 for the three months ended June 30, 2009. This decrease is due to a decrease in cost of revenues related to laser sales of $312,150 over the comparable period in 2008. Offsetting this decrease were increases in the service expenses due to the increase in lasers placed in the field, of approximately $96,700 and in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues. The depreciation costs will continue to increase in subsequent periods as the number of net placements grows.

Gross profit increased for this segment for the six months ended June 30, 2009 from the comparable period in 2008 by $298,030. In addition to the overall higher revenues between the periods, other key factors for the increases were as follows:

•
Key drivers in increasing the fee-per-procedure revenue from this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Improved insurance reimbursement, together with greater consumer awareness of the XTRAC therapy, resulted in an increase in the number of laser placed and resulted in a corresponding increase in treatment revenue. Consequently, procedure volume increased 15% from 62,295 to 71,346 billed procedures in the six months ended June 30, 2009 compared to the same period in 2008. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately $478,665 less in domestic XTRAC lasers in the six months ended June 30, 2009, although at higher margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 67% in the six months ended June 30, 2009 compared to 59% in the comparable period in 2008.

•
The cost of revenues decreased by $8,123 for the six months ended June 30, 2009. This decrease is due to a decrease in cost of revenues related to laser sales of $286,952 over the comparable period in 2008. Offsetting this decrease were increases in the service expenses due to the increase in lasers placed in the field, of approximately $198,400 and in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues. The depreciation costs will continue to increase in subsequent periods as the number of net placements grows.

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods presented below:

International Dermatology Equipment Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Revenues	$1,060,607	$697,973	$2,059,691	$1,866,178
Percent increase	52.0%		10.4%
Cost of revenues	604,092	336,039	1,288,955	906,688
Percent increase	79.8%		42.2%
Gross profit	$456,515	$361,934	$770,736	$959,490
Gross margin percentage	43.0%	51.9%	37.4%	51.4%

Gross profit for the three months ended June 30, 2009 increased by $94,581 from the comparable period in 2008. The key factors for the decrease were as follows:

•
We sold 12 XTRAC laser systems and 13 VTRAC lamp-based excimer systems during the three months ended June 30, 2009 and 11 XTRAC laser systems and 3 VTRAC systems in the comparable period in 2008. Consequently, gross profit increased as a result of an increase in the volume of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•	International part sales, which have a higher margin percentage than system sales, increased approximately $46,700 for the three months ended June 30, 2009 as compared to the same period in 2008.

•	Offsetting these increases to gross profit were increases in certain allocable XTRAC manufacturing overhead costs that are charged against our international dermatology equipment revenues.

Gross profit for the six months ended June 30, 2009 decreased by $188,754 from the comparable period in 2008. The key factors for the decrease were as follows:

•
We sold 27 XTRAC laser systems and 13 VTRAC lamp-based excimer systems during the six months ended June 30, 2009 and 25 XTRAC laser systems and 13 VTRAC systems in the comparable period in 2008. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•	International part sales, which have a higher margin percentage than system sales, increased approximately $46,713 for the three months ended June 30, 2009 as compared to the same period in 2008.

•	In addition, there were increases in certain allocable XTRAC manufacturing overhead costs that are charged against our international dermatology equipment revenues.

The following table analyzes the gross profit for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Product revenues	$2,010,930	$3,293,370	$4,132,506	$6,536,062
Bulk compound revenues	-	128,000	79,920	160,000
Royalties	800	3,187	1,763	3,187
Total revenues	2,011,730	3,424,557	4,214,189	6,699,249
Percent decrease	(41.3%)		(37.1%)

Product cost of revenues	678,791	1,088,876	1,403,155	2,026,544
Bulk compound cost of revenues	-	91,136	45,568	113,920
Total cost of revenues	678,791	1,180,012	1,448,723	2,140,464
Percent decrease	(42.5%)		(32.3%)
Gross profit	$1,332,939	$2,244,545	$2,765,466	$4,558,785
Gross margin percentage	66.3%	65.5%	65.6%	68.0%

Gross profit decreased for the three and six months ended June 30, 2009 from the comparable periods by $911,606 and $1,793,319, respectively. The key factors for the changes in this business segment were as follows:

•
The decrease in revenues for the three months ended June 30, 2009 is due in large part to the macro economic conditions. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the second quarter of 2009 were approximately $2.0 million down from approximately $3.3 million for the second quarter of 2008. Product sales for the first half of 2009 were approximately $4.1 million down from approximately $6.5 million for the first half of 2008.

•	Copper peptide bulk compound is sold at a substantially lower gross margin than our other skin care products.

•
In the three and six months ended June 30, 2009, severance and lease liability expense of approximately $84,000 and $168,000, respectively, were recorded with respect to the relocation of the warehouse facility.

The following table analyzes the gross profit for our PTL segment for the periods presented below:

PTL Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Revenues	$1,280,588	$-	$2,026,636	$-
Percent increase	100%		100%
Cost of revenues	661,543	-	840,625	-
Percent increase	100%		100%
Gross profit	$619,045	$-	$1,186,011	$-
Gross margin percentage	48.3%		58.5%

The key factors in this business segment were as follows:

•
Since the business was acquired on February 27, 2009, there was no corresponding activity for the periods ending 2008. Consequently, the activity for the six months ended June 30, 2009 includes activity from February 27, 2009 through June 30, 2009.

•
The six months ended June 30, 2009 includes revenues from a milestone payment of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. The licensee intends to use the device and its technology as a platform to attempt to address the mass consumer acne market. There are no specific costs allocated to this revenue stream.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2009	2008	2009	2008
Revenues	$801,081	$1,833,251	$1,676,524	$3,610,481
Percent decrease	(56.3%)		(53.6%)
Cost of revenues	590,061	1,035,247	1,218,953	2,191,398
Percent decrease	(43.0%)		(44.4%)
Gross profit	$211,020	$798,004	$457,571	$1,419,083
Gross margin percentage	26.3%	43.5%	27.3%	39.3%

Gross profit for our Surgical Products segment in the three and six months ended June 30, 2009 decreased by $586,984 and $961,512, respectively, when compared to the same periods in 2008. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended June 30, 2009 decreased by $1,032,170 from the three months ended June 30, 2008, while cost of revenues decreased by $445,186 between the same periods. There were 57 fewer laser systems sold in the three months ended June 30, 2009 than in the comparable period of 2008. Revenues for the six months ended June 30, 2009 decreased by $1,933,957 from the six months ended June 30, 2008 while cost of revenues decreased by $972,445 between the same periods. There were 119 fewer laser systems sold in the six months ended June 30, 2009 than in the comparable period of 2008.

•
The sales of diode systems, in the three and six months ended June 30, 2008, included 50 and 100, respectively, sales due to our OEM arrangement, but in the second half of 2008 AngioDynamics elected not continue the contract. Since that time, our sales to AngioDynamics have been $0. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overhead costs, which lowered average unit costs resulting in a higher gross margin in 2008 compared to 2009.

•
Additionally, there was a decrease in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 19% and 8% between the comparable three and six-month periods ended June 30, 2009 and 2008.

Selling, General and Administrative Expenses

For the three months ended June 30, 2009, selling, general and administrative expenses increased to $6,931,085 from $5,993,093 for the three months ended June 30, 2008 for the following reasons:

•
Selling, general and administrative expenses related to our PTL segment accounted for $718,320 of the increase. This amount included severance costs of approximately $66,000 related to the integration of this acquisition.

•	We expensed approximately $987,000 related to severance and accelerated vesting of restricted stock and options in connection with the departure of our former chief executive officer.

•
Offsetting the above increases was a decrease of $493,000 in salaries, benefits and travel expenses associated with a decrease in the sales force and decreased revenues which generated lower commission expenses, particularly in our Skin Care segment. Additionally, there was a decrease in amortization expense of $82,500 related to the impairment of certain intangibles as of the year end December 31, 2008.

For the six months ended June 30, 2009, selling, general and administrative expenses increased to $13,631,017 from $12,250,500 for the six months ended June 30, 2008 for the following reasons:

•	Selling, general and administrative expenses related to our PTL segment accounted for $1,025,870 of the increase.

•	We expensed approximately $987,000 related to severance and accelerated vesting of restricted stock and options in connection with the departure of our former chief executive officer.

•	We expensed $432,000 of additional costs under SFAS No. 141R incurred in connection with the acquisition of our PTL segment.

•
Offsetting the above increases was a decrease of $1,022,000 in salaries, benefits and travel expenses associated with a decrease in the sales force and decreased revenues which generated lower commission expenses, particularly in our Skin Care segment. Additionally, there was a decrease in amortization expense of $190,000 related to the impairment of certain intangibles as of the year end December 31, 2008.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2009 increased to $336,710 from $218,344 for the three months ended June 30, 2008. Engineering and product development expenses related to our PTL segment accounted for $69,121 of the increase. The balance of the increase was due to an increase in product studies in our Skin Care segment.

Engineering and product development expenses for the six months ended June 30, 2009 decreased to $538,407 from $657,032 for the six months ended June 30, 2008. The decrease for the six months ended June 30, 2009 was primarily due to meeting our financial sponsorship obligations in March 2008 for the severe psoriasis study by John Koo, MD, of the University of California at San Francisco, of $189,000. Offsetting this decrease were the expenses of our PTL segment of $91,292 for the six months ended June 30, 2009.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2009 increased to $681,323, as compared to $281,765 for the three months ended June 30, 2008. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Three Months Ended June 30, (unaudited)
	2009	2008	Change

Interest expense	$683,437	$319,327	$364,110
Interest income	(2,114)	(37,562)	35,448
Net interest expense	$681,323	$281,765	$399,558

Net interest expense for the six months ended June 30, 2009 increased to $1,083,846, as compared to $509,137 for the six months ended June 30, 2008. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Six Months Ended June 30, (unaudited)
	2009	2008	Change

Interest expense	$1,090,475	$616,343	$474,132
Interest income	(6,629)	(107,206)	100,577
Net interest expense	$1,083,846	$509,137	$574,709

Change in fair value of warrants

Beginning on January 1, 2009, and in accordance with EITF 07-5, we began recognizing certain warrants as liabilities at their respective fair values on each reporting date. We measured the fair value of these warrants as of June 30, 2009, and recognized $832,494 and $923,716 for the three and six months ended June 30, 2009, respectively, in other income in recording the liabilities associated with these warrants at their fair value as of June 30, 2009.

Net Loss

The factors discussed above resulted in a net loss of $2,709,432 during the three months ended June 30, 2009, as compared to a net loss of $1,607,302 during the three months ended June 30, 2008, an increase of 68.6%. The factors discussed above resulted in a net loss of $6,221,619 during the six months ended June 30, 2009, as compared to a net loss of $4,149,164 during the six months ended June 30, 2008, an increase of 49.9%. The three and six months ended June 30, 2008 included a loss on sale of discontinued operations of $545,844.

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended June 30, (unaudited)
	2009	2008	Change

Net loss	$2,709,432	$1,607,302	$1,102,130

Components included in net loss:
Depreciation and amortization	(1,192,247)	(1,194,851)	2,604
Stock-based compensation	(807,717)	(278,928)	(528,789)
Severance costs	(737,520)	-	(737,520)
Litigation costs	(143,145)	(138,587)	(4,558)
Interest expense, net	(681,323)	(281,765)	(399,558)
Change in fair value of warrants	832,494	-	832,494
Loss on sale of discontinued operations	-	(545,844)	545,844
	$(2,729,458)	$(2,439,975)	$(289,483)

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the six months ended June 30, (unaudited)
	2009		2008	Change

Net loss		$6,221,619	$4,149,164	$2,072,455

Components included in net loss:
Acquisition expenses	$	(432,352)	$-	$(432,352)
Depreciation and amortization		(2,187,467)	(2,409,463)	261,996
Stock-based compensation		(1,100,391)	(705,471)	(394,920)
Severance costs		(827,935)	-	(827,935)
Litigation costs		(340,681)	(471,099)	130,418
Interest expense, net		(1,083,846)	(509,137)	(574,709)
Change in fair value of warrants		923,716	-	923,716
Loss on sale of discontinued operations		-	(545,844)	545,844
		$(5,048,956)	$(4,641,014)	$(367,942)

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At June 30, 2009, our current ratio was 1.13 compared to 1.26 at December 31, 2008. As of June 30, 2009 we had $1,932,979 of working capital compared to $3,408,187 as of December 31, 2008. Cash and cash equivalents were $2,134,567 as of June 30, 2009, as compared to $3,736,607 as of December 31, 2008. We had $78,000 of cash that was classified as restricted as of both June 30, 2009 and December 31, 2008.

Cash and cash equivalents as of June 30, 2009 were $2,134,567, including restricted cash of $78,000. We have historically financed our activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Given the our significant operating losses, negative cash flows, current forecasts and financial position as of June 30, 2009, we will require significant additional funds in order to fund operations through and beyond the fourth quarter of 2009.

In the near term, we plan to restructure our operations and redirect our efforts in a manner that management expects will result in improved results of operations. As part of such redirected efforts, management is minimizing our expenditures for fixed capital expenditures and is accelerating our efforts to convert selected unencumbered assets to cash. In addition, in an effort to preserve cash resources, we are initiating discussions with its critical vendors of material for extended payable-reduction programs.

We are also continuing discussions with potential funding sources. We may raise additional funds through public or private sales of equity securities or from new debt financing. In the short term, additional funds ranging from $3 million to $5 million, would allow us to expedite satisfying, among others, our critical vendors in order to secure the supply of parts necessary to satisfy our warranty obligations to our customers and to undertake future production schedules, as well as allow us to complete its near-term restructuring plans. Complicating our efforts to obtain new debt financing is the fact that a significant portion of our assets are subject to first-priority liens in favor of its existing secured lenders. In addition, we must secure the Investor’s consent to incur debt financing. To raise additional equity financing, we must first offer our terms to the Investor, and if the Investor declines such terms, then we have 30 days in which to consummate such equity financing. Any issuance of equity securities would dilute the holdings of existing stockholders, possibly to a material extent. There are no assurances, however, that we will obtain additional financing on favorable terms, or at all.

If we are unsuccessful in completing our restructuring and financing, we may not be able to meet our working capital, debt repayment or capital equipment needs or execute our business plan. In such case, we will assess all available or permitted alternatives. These conditions raise substantial doubt about our ability to continue as a going concern.

On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility had a commitment term of one year, which expired on December 31, 2008. We accounted for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers and in their revenue streams. Each draw against the credit facility has a repayment period of three years, except for legacy components refinanced from previous borrowings. On September 30, 2008, the facility was amended to permit us to make a fourth draw of $1.9 million in the third quarter of 2008; Life Sciences Capital did not participate in the fourth draw. We have used our entire availability under the CIT credit facility and are currently seeking additional debt financing. A summary of the terms and activity under the CIT credit facility is presented in Note 9, Long-term Debt, of the Financial Statements included in this Report.

On February 27, 2009, as part of the first tranche of the convertible debt financing in connection with our acquisition of Photo Therapeutics, the Investor funded approximately $2 million to be used to pay for costs related to the acquisition and its financing, and approximately $3 million to be used as working capital. A summary of the terms and activity under the convertible debt is presented in Note 10, Convertible Debt, of the Financial Statements included in this Report.

Net cash and cash equivalents used in operating activities – continuing operations was $2,488,157 for the six months ended June 30, 2009 compared to cash provided by operating activities of $643,996 for the six months ended June 30, 2008. The decrease was mostly due to the increase in net loss.

Net cash and cash equivalents used in investing activities – continuing operations was $14,478,933 for the six months ended June 30, 2009 compared to $2,842,426 for the six months ended June 30, 2008. This was primarily due to acquisition costs, net of cash received, of $12,578,022 in connection with the Photo Therapeutics acquisition. The balance of the increase was mainly for the placement of lasers into service.

The placement of lasers into service is shown net of the remaining net book value of the lasers that we have sold during the period presented. When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents provided by financing activities was $15,253,598 for the six months ended June 30, 2009 compared to cash used of $1,222,253 for the six months ended June 30, 2008. In the six months ended June 30, 2009, we received $18 million in proceeds in the convertible debt financing which was partially offset by repayment of $2,553,674 on the line of credit and $109,696 for certain notes payable.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three and six months ended June 30, 2009, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2008 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We have certain derivative financial instruments related to certain of our outstanding warrants. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $1.00 on June 30, 2009 has increased or decreased by $0.25.

The following table shows the effect of changes in the price of our common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of June 30, 2009.

		Pro-forma Information
	As Reported June 30, 2009	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$1.00	$0.75	$1.25

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$626,595	$436,482	$825,377

Change in fair value of derivative financial instruments	$-	$(190,113)	$198,782

Condensed Consolidated Statement of Operations:
Increase (decrease) in fair value of derivative financial instruments	$(923,716)	$(1,113,829)	$(724,934)

Net loss attributable to common stockholders	$(6,221,619)	$(6,031,506)	$(6,420,401)

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiary. The subsidiary’s main operating currency is UK sterling. At the end of each reporting period, expenses of the subsidiary are converted into US dollars using the average currency rate in effect for the period and assets and liabilities are converted into US dollars using the exchange rate in effect at the end of the period.

Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report are effective such that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. Please note that, as of July 2, 2009, Dennis M. McGrath has been acting as both our Chief Executive Officer and Chief Financial Officer until a successor Chief Financial Officer is appointed.

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

In the matter brought by us on January 4, 2004 against Ra Medical Systems, Inc. and Dean Irwin in the United States District Court for the Southern District of California, we have appealed to the Ninth Circuit Court of Appeals from the district court judge’s grant of summary judgment to the defendants. Oral argument was heard  on June 4, 2009. We await the appellate court’s decision.

In the matter which Ra Medical and Mr. Irwin brought against us on June 6, 2006 for unfair competition and which we removed to the United States District Court for the Southern District of California, the district court judge certified our interlocutory appeal to the Ninth Circuit of Appeals from the judge’s dismissal of among other things, our counterclaims of misappropriation and unfair competition. Oral argument was heard on June 4, 2009. We await the appellate court’s decision.

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

On December 1, 2008, we filed a complaint for declaratory judgment in the United States District Court for the Southern District of California based on the accusations made by Ra Medical in a press release on October 30, 2008 notwithstanding that the district judge in the underlying federal action had specifically ruled that we had not acted in the litigation vexatiously or in bad faith. On July 17, 2009, the Federal court declined to exercise jurisdiction in the matter, due to considerations, of comity, efficiency and uniformity with the State court system.

We notified St. Paul Fire and Marine Insurance Company (“St. Paul”), our general liability and umbrella liability insurer, of the suit that Ra Medical and Mr. Irwin stated in their press release that they had brought for malicious prosecution. St. Paul brought an action on January 29, 2009 in the California Superior Court for San Diego County for a declaratory judgment that it has no duty to defend us or indemnify us, asserting that it had been released from such duties in the settlement of the first malicious prosecution action brought by Ra Medical and also asserting that the policy should be governed by California law, not Pennsylvania law. We removed that action to the U.S. District Court for the Southern District of California. Notwithstanding, on March 20, 2009, St. Paul informed us that it will pay for the cost of defense subject to a full reservation of rights.

The insurance policy under which we seek coverage from St. Paul is the same policy under which St. Paul defended and indemnified us in the first malicious prosecution action brought by Ra Medical against us. In connection with the first malicious prosecution action, we filed a declaratory judgment action in the U.S. District Court for the Eastern District of Pennsylvania against St. Paul seeking a ruling that it was obligated to pay all reasonable defense costs incurred in the defense of that action and any judgment or settlement we might incur. We obtained a summary judgment in that action holding that, under governing Pennsylvania law, the policy covered malicious prosecution claims and St. Paul was required to provide full coverage (indemnity and reasonable counsel fees) for the action brought by Ra Medical. On March 3, 2009, we filed an action in the U.S. District Court for the Eastern District of Pennsylvania seeking a declaratory a judgment, consistent with the earlier ruling of this court, that the law of Pennsylvania governs the policy and that the policy provides coverage for the latest malicious prosecution action. Our complaint was served on St. Paul on March 4, 2009. The case has been assigned to the same judge who granted our motion for summary judgment in the earlier declaratory judgment action. We have filed a motion for partial summary judgment seeking a ruling that, consistent with the earlier decision of the court, Pennsylvania law governs construction of the policy in regard to coverage for the latest malicious prosecution action. St. Paul moved to dismiss our complaint or, in the alternative, to have our action stayed pending a decision in the Southern District of California or to have our action transferred to the Southern District of California. On July 28, 2009, the judge declined to dismiss our complaint or to transfer it to the Southern District of California; the judge granted our motion for partial summary judgment, holding that the insurance policy was governed by Pennsylvania law, not California law.

On July 8, 2009, Cowen and Company brought an action in the Supreme Court of the State of New York, seeking payment of the fee it earned in connection with rendering a fairness opinion on the Company’s acquisition of Photo Therapeutics. The Company has received an extension of time in which to answer the complaint. The Company has accrued $805,520 of fees and costs owing to Cowen in connection with the opinion.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 except for the addition of the following:

Recent adverse developments with respect to our industry and the global macro-economy generally have adversely affected our business and our liquidity and have resulted in substantial doubt about our ability to continue as a going concern.

Given the Company’s significant operating losses, negative cash flows, current forecasts and financial position as of June 30, 2009, the Company will require significant additional funds in order to fund operations through and beyond the fourth quarter of 2009. In the near term, the Company plans to restructure its operations and redirect its efforts in a manner that management expects will result in improved results of operations. The Company is also continuing discussions with potential funding sources. The Company may raise additional funds through public or private sales of equity securities or from new debt financing. There are no assurances, however, that the Company will obtain additional financing on favorable terms, or at all. In addition, management believes that its projections as to the Company’s performance in the near term, as well as the assumptions underlying such projections are reasonable, based on current information. Given the near-term uncertainties facing the Company, however, no assurance can be given that such assumptions are correct or will be borne out, which may result in the Company's actual results of operations and cash position to be worse, possibly to a material extent, than expected.

If the Company is unsuccessful in completing one or more financings, or management’s efforts in restructuring and redirecting the business do not result in improved results of operations and cash flows, the Company may not be able to timely satisfy its working capital, debt repayment or capital equipment needs or execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

We amended our Code of Ethics for Interactions with Health Care Professionals, effective June 30, 2009.

ITEM 6.  Exhibits

10.41	Restricted Stock Agreement, dated June 15, 2009, between PhotoMedex, Inc. and Dennis McGrath
10.42	Restricted Stock Agreement, dated June 15, 2009, between PhotoMedex, Inc. and Michael R. Stewart
10.43	Code of Ethics on Interactions with Health Care Professionals, effective June 30, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer and Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date August 14, 2009	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President, Chief Executive Officer and
Chief Financial Officer