Form 10-Q
period 2009-09-30
PHOTOMEDEX INC
filed 2009-11-16
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒  No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  Yes ☐  No ☐
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
Yes ☐  No ☒

The number of shares outstanding of the issuer's Common Stock as of November 13, 2009 was 13,428,940 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$1,839,625	$3,658,607
Restricted cash	78,000	78,000
Accounts receivable, net of allowance for doubtful accounts of $433,000 and $486,000, respectively	4,476,354	5,421,688
Inventories, net	7,939,382	6,974,194
Prepaid expenses and other current assets	612,936	322,549
Total current assets	14,946,297	16,455,038

Property and equipment, net	9,998,325	10,388,406
Patents and licensed technologies, net	8,014,140	1,142,462
Goodwill	19,472,686	16,917,808
Other intangible assets, net	2,170,625	1,095,625
Other assets	1,144,487	714,930
Total assets	$55,746,560	$46,714,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$275,976	$28,975
Current portion of long-term debt	3,492,847	4,663,281
Accounts payable	6,144,320	5,204,334
Accrued compensation and related expenses	1,569,180	1,487,153
Accrued interest payable	124,800	-
Other accrued liabilities	1,438,760	864,433
Deferred revenues	836,536	798,675
Total current liabilities	13,882,419	13,046,851
Long-term liabilities:
Notes payable	54,341	77,239
Long-term debt	1,464,443	3,907,752
Convertible debt	17,307,824	-
Warrants related to convertible debt	345,133	-
Total liabilities	33,054,160	17,031,842

Stockholders’ equity:
Common stock, $0.01 par value, 21,428,572 shares authorized; 9,033,175 and 9,004,601 shares issued and outstanding, respectively	90,331	90,046
Additional paid-in capital	136,076,543	134,912,537
Accumulated deficit	(113,552,852)	(105,320,156)
Accumulated other comprehensive income	78,378	-
Total stockholders’ equity	22,692,400	29,682,427
Total liabilities and stockholders’ equity	$55,746,560	$46,714,269

*  The December 31, 2008 balance sheet was derived from the Company’s audited financial statements.
    The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2009		2008

Revenues:
Product sales		$6,118,941		$6,789,127
Services		2,478,051		2,077,999
		8,596,992		8,797,126

Cost of revenues:
Product cost of revenues		3,349,218		2,828,986
Services cost of revenues		1,531,839		1,240,670
		4,881,057		4,069,656

Gross profit		3,715,935		4,727,470

Operating expenses:
Selling and marketing		3,159,903		3,622,002
General and administrative		1,882,649		2,587,099
Engineering and product development		311,181		224,236
		5,353,733		6,433,337

Operating loss from continuing operations		(1,637,798)		(1,705,867)

Other income (loss):
Interest expense, net		(654,721)		(251,883)
Change in fair value of warrants (see Note 1)		281,462		-

Loss from continuing operations		(2,011,057)		(1,957,750)

Discontinued operations:
Income from discontinued operations, net of nil in taxes		-		39,059
Loss on sale of discontinued operations		-		131,186

Net loss	$	(2,011,057)	$	(1,787,505)

Basic and diluted net loss per share:
Continuing operations		$(0.22)		$(0.22)
Discontinued operations		$(0.00)		$0.02
Basic and diluted net loss per share		$(0.22)		$(0.20)

Shares used in computing basic and diluted net loss per share		9,033,175		9,004,601

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,
	2009		2008

Revenues:
Product sales		$16,982,601		$20,549,712
Services		7,426,043		5,968,027
		24,408,644		26,517,739

Cost of revenues:
Product cost of revenues		8,464,916		8,682,917
Services cost of revenues		4,119,858		3,539,872
		12,584,774		12,222,789

Gross profit		11,823,870		14,294,950

Operating expenses:
Selling and marketing		10,701,822		11,490,801
General and administrative		7,971,767		6,968,801
Engineering and product development		849,588		881,268
		19,523,177		19,340,870

Operating loss from continuing operations		(7,699,307)		(5,045,920)

Other income (loss):
Interest expense, net		(1,738,567)		(761,020)
Change in fair value of warrants (see Note 1)		1,205,178		-

Loss from continuing operations		(8,232,696)		(5,806,940)

Discontinued operations:
Income from discontinued operations, net of nil in taxes		-		284,929
Loss on sale of discontinued operations		-		(414,658)

Net loss	$	(8,232,696)	$	(5,936,669)

Basic and diluted net loss per share:
Continuing operations		$(0.91)		$(0.65)
Discontinued operations		$(0.00)		$(0.01)
Basic and diluted net loss per share		$(0.91)		$(0.66)

Shares used in computing basic and diluted net loss per share		9,016,095		9,004,601

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, DECEMBER 31, 2008	9,004,601	$90,046	$134,912,537	$(105,320,156)	$-	$29,682,427
Round up for fractional shares due to the reverse stock split	574	5	(5)	-	-	-
Stock options issued to consultants for services	-	-	42,533	-	-	42,533
Issuance of restricted stock	28,000	280	-	-	-	280
Amortization of expense for restricted stock	-	-	601,156	-	-	601,156
Change in cumulative translation adjustments	-	-	-	-	78,378	78,378
Stock-based compensation expense related to employee options	-	-	603,635	-	-	603,635
Registration costs	-	-	(83,313)	-	-	(83,313)
Net loss for the nine months ended September 30, 2009	-	-	-	(8,232,696)	-	(8,232,696)
BALANCE, SEPTEMBER 30, 2009	9,033,175	$90,331	$136,076,543	$(113,552,852)	$78,378	$22,692,400

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009		2008
Cash Flows From Operating Activities:
Net loss	$	(8,232,696)	$	(5,936,669)
Adjustments to reconcile net loss to net cash used in operating activities-continuing operations:
Depreciation and amortization		3,409,245		3,078,475
Loss on sale of discontinued operations		-		414,658
Stock options issued to consultants for services		42,533		78,015
Stock-based compensation expense related to employee options and restricted stock		1,204,791		1,009,684
Provision for bad debts		55,088		89,259
Change in estimated fair value of warrant liability (See Note 1)		(1,205,178)		-
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable		1,733,253		(1,013,633)
Inventories		1,059,263		(254,490)
Prepaid expenses and other assets		98,453		642,448
Accounts payable		3,885		1,053,352
Accrued compensation and related expenses		46,121		(100,725)
Other accrued liabilities		155,143		371,049
Interest accrued on convertible debt		844,800		-
Deferred revenues		(538,488)		472,916
Net cash used in operating activities – continuing operations		(1,323,787)		(95,661)
Net cash provided by operating activities – discontinued operations		-		766,328
Net cash (used in) provided by operating activities		(1,323,787)		670,667
Cash Flows From Investing Activities:
Purchases of property and equipment		(61,511)		(229,942)
Lasers placed into service		(1,908,338)		(3,852,917)
Proceeds from disposition of discontinued operations		-		3,149,736
Deferred costs on proposed acquisition		-		(1,762,501)
Acquisition costs, net of cash received		(12,578,022)		-
Net cash used in investing activities – continuing operations		(14,547,871)		(2,695,624)
Net cash used in investing activities – discontinued operations		-		(68,462)
Net cash used in investing activities		(14,547,871)		(2,764,086)
Cash Flows From Financing Activities:
Registration costs		(83,313)		-
Issuance of restricted stock		280		-
Payments on long-term debt other than line of credit		-		(107,376)
Payments on notes payable		(261,756)		(672,399)
Advances on line of credit		-		3,600,209
Repayments on line of credit		(3,684,784)		(3,872,525)
Decrease in restricted cash and cash equivalents		-		39,000
Proceeds from convertible debt		18,000,000		-
Net cash provided by (used in) financing activities - continuing operations		13,970,427		(1,013,091)
Net cash provided by (used in) financing activities - discontinued operations		-		-
Net cash provided by (used in) financing activities		13,970,427		(1,013,091)
Effect of exchange rate changes on cash		82,249		-
Net decrease in cash and cash equivalents		(1,818,982)		(3,106,510)

Cash and cash equivalents, beginning of period		3,658,607		9,837,303
Cash and cash equivalents, end of period		$1,839,625		$6,730,793

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. and its subsidiaries (the “Company”) is a medical device and specialty pharmaceutical company focused on facilitating the cost-effective use of technologies for doctors, hospitals and surgery centers to enable their patients to achieve a higher quality of life. The Company currently operates in five distinct business units, or segments (as described in Note 14): four in Dermatology: Domestic XTRAC®, International Dermatology Equipment, Skin Care (ProCyte®) and Photo Therapeutics (PTL); and one in Surgical: Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers. A sixth segment of our business, the Surgical Services segment, was sold on August 8, 2008 and was reported in the financial statements for 2008 as a discontinued operation, including its related assets.

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

Liquidity and Going Concern
As of September 30, 2009, the Company had an accumulated deficit of $113,552,852. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of September 30, 2009 were $1,917,625, including restricted cash of $78,000. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Based on its presently available resources, including the private placement of it securities described below, the substantial reduction in the use of cash in the third quarter compared to the prior quarter and the third quarter of 2008 and the continuation of its restructuring efforts, the Company believes that it can fund operations through and beyond the fourth quarter of 2010. However, given the uncertainty in the general economic conditions and its impact on the Company’s business and industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern through and beyond the fourth quarter of 2010.

Starting in August 2009, the Company began to restructure its operations and redirect its efforts in a manner that management expects will result in improved results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize the Company’s operational costs and capital expenditures. In addition, the Company is developing strategies to increase ongoing revenue streams and has also refocused its sales efforts to convert customer relationships within the Domestic XTRAC segment which are underperforming under the consignment model, to a sale of the currently consigned equipment in order to make them more profitable and to accelerate cash receipts. In the quarter ended September 30, 2009, the Company sold 22 of these underperforming lasers, which generated approximately $592,000 in proceeds. The Company plans on continuing the conversion program through the fourth quarter of 2009 and anticipates raising proceeds similar to the proceeds raised in the third quarter. In addition, in an effort to preserve cash resources, the Company has secured from certain vendors extended payable arrangements.

On October 22, 2009, the Company closed a private placement of its common shares, which yielded gross proceeds of approximately $2.7 million and which improved the available cash. On November 10, 2009, the Company issued to an affiliate of one of the accredited investors participating in the October 22, 2009 closing an additional 230,000 shares at a price of $0.65 per share, which yielded additional gross proceeds of $149,500 in the placement. Although this financing, together with the Company’s other resources and arrangements with creditors, has satisfied its immediate liquidity constraints, the Company continues to explore additional opportunities to secure capital which may be used to develop new business opportunities that are not within its current forecasts or which may, if necessary, be used to fund operations. To raise additional equity financing, the Company must first offer any proposed terms to the Investor (defined below in Supplemental Cash Flow Information), and if the Investor declines such terms, then the Company has 30 days in which to consummate such equity financing. Any issuance of equity securities would dilute the holdings of existing stockholders, possibly to a material extent. There are no assurances, however, that the Company will obtain additional financing on favorable terms, or at all.

If the Company is unsuccessful with the restructuring of its operations and in securing additional financings, it may not be able to execute its business plan, which could have a negative impact on its working capital, and possibly its debt repayment or capital equipment needs. In such case the Company would assess all available or permitted alternatives. These conditions would raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The Surgical Services business segment is presented as discontinued operations for all 2008 periods presented.

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

Fair Value Measurements
The Company measures fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“FASB ASC 820”). FASB ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s recurring fair value measurements at September 30, 2009 are as follows:

	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$345,133	$-	$-	$345,133

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. The fair values of notes payable and long-term debt are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable and long-term debt approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments. The carrying amount of derivative instruments is marked to fair value. See Note 12, Warrants, for additional discussion.

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants are now accounted for as derivatives. See Note 12, Warrants.

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells its lasers through a distributor or directly to a physician or (ii) places its lasers in a physician’s office (at no charge to the physician) and generally charges the physician a fee for an agreed upon number of treatments. In some cases, the Company and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (“the Criteria”). At times, units are shipped, but revenue is not recognized, until all of the Criteria have been met and, until that time, the unit is carried on the books of the Company as inventory.

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

When the Company places a laser in a physician’s office, it generally recognizes service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Treatments in the form of random laser-access codes that are ordered by a physician from time to time, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are provided to a patient, this obligation has been satisfied.

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of September 30, 2009 and 2008, the Company deferred $491,150 and $1,038,213, respectively, under this approach.

The Company generates revenues from its Skin Care business primarily through product sales for skin health, hair care and wound care. The Company recognizes revenues on its products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point.

The Company generates revenues from its Photo Therapeutics business primarily from two channels. The first is through product sales of LEDs and skin care products. The second is through milestone payments and potential royalty payments from a licensing agreement. The Company recognizes revenues from the product sales, including sales to distributors and other customers, when the Criteria have been met. The Company recognizes the milestone payments when the milestones have been achieved and potential royalty revenues as they are earned from the licensee.

The Company generates revenues from its Surgical Products business primarily from product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories. Domestic sales generally are direct to the end-user, though the Company has some sales to or through a small number of domestic distributors; foreign sales are to distributors. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors and other customers, when the Criteria have been met.

Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2009, no such impairment exists.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Developed technology was also recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years. Significant patent costs were recorded in connection with the acquisition of the Photo Therapeutics segment in February 2009 and are being amortized on a straight-line basis over ten years. Other licenses, including the Stern and Mount Sinai licenses, are capitalized and amortized over the estimated useful lives of 10 years. (See Note 5, Patent and Licensed Technologies).

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2009, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2009 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Goodwill
Goodwill was recorded in connection with the acquisition of Photo Therapeutics in February 2009, the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is not amortized but reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record additional impairments to its goodwill in future periods and such impairments could be material.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2009 is summarized as follows:

Nine Months Ended September 30, 2009 (unaudited)
Accrual at beginning of period	$442,527
Additions due to PTL acquisition	227,334
Additions to accrued warranties	273,091
Expiring warranties	(112,828)
Claims satisfied	(135,132)
Accrual at end of period	$694,992

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“FASB ASC 740”). FASB ASC 740 prescribes that the use of the liability method be used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Net Loss per Share

The Company computes net loss per share by dividing net loss available to common stockholders by the weighted average of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion of the convertible note of the Investor, or from the exercise of options or of the Investor’s and others’ warrants, into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 934,626 and 1,524,461 as of September 30, 2009 and 2008, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. Share amounts shown on the consolidated balance sheet as of December 31, 2008 and share amounts and basic and diluted net loss per share amounts shown on the consolidated statement of operations for the three and nine months ended September 30, 2008 have been adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, excluding the rounding up of fractional shares. For the three and nine months ended September 30, 2008, there was income from discontinued operations, but basic net income per share and diluted net income per share from discontinued operations for these periods were immaterial.

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Net loss	$(2,011,057)	$(1,787,505)	$(8,232,696)	$(5,936,669)
Change in cumulative translation adjustment	(29,987)	-	78,378	-
Comprehensive loss	$(2,041,044)	$(1,787,505)	$(8,154,318)	$(5,936,669

Share-Based Compensation
Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the award using the straight-line method.

Supplemental Cash Flow Information
During the nine months ended September 30, 2009, the Company issued warrants to an investor that manages an investment fund (the “Investor”) in conjunction with a private placement of convertible debt which funded the Company’s purchase of the PTL business. These warrants were initially valued at $1,550,311, are carried as a liability and result in a discount from the face of the convertible debt. The Company paid interest payable on the convertible debt with an issuance of additional convertible note in the amount of $720,000. The Company financed certain insurance policies during the period through notes payable for $485,860.

During the nine months ended September 30, 2008, the Company financed certain insurance policies through notes payable for $635,243 and issued warrants to a leasing credit facility which are valued at $44,366, and which offset the carrying value of debt.

For the nine months ended September 30, 2009 and 2008, the Company paid interest of $1,745,993 and $892,932, respectively. Income taxes paid in the nine months ended September 30, 2009 and 2008 were immaterial.

Subsequent Events
The Company evaluated all subsequent events that occurred between September 30, 2009 and November 16, 2009. During this period no material subsequent events came to our attention, except as discussed in Note 16, Subsequent Events.

Accounting Standards Update
In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles ("ASC Topic 105"), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated referenced to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operation.

In April 2009, the FASB updated ASC topic 825, “Financial Instruments” (“ASC Topic 825”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company has adopted the amended provisions of ASC Topic 825 effective June 30, 2009 and has included the required disclosures in Note 12.

In May 2008, the FASB updated ASC topic 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”), which clarifies the accounting treatment of convertible debt instruments. Additionally, ASC Topic 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC Topic 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the amended sections of ASC Topic 470 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of ASC Topic 470 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

The accompanying consolidated financial statements do not include any revenues or expenses related to the PTL business on or prior to February 27, 2009, the closing date of the acquisition. The Company’s unaudited pro-forma results for the three and nine months ended September 30, 2009 and 2008 are summarized in the following table, assuming the acquisition had occurred on January 1, 2008:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008

Net revenues	$8,596,992	$11,564,887	$25,236,052	$24,531,312
Net loss	$(2,011,057)	$(1,952,790)	$(8,945,839)	$(8,285,186)
Basic and diluted loss per share	$(0.22)	$(0.22)	$(0.99)	$(0.92)
Shares used in calculating basic and diluted loss per share	9,033,175	9,004,601	9,016,095	9,004,601

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2008, nor to be indicative of future results of operations.

Discontinued Operations:
Surgical Services was a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. The Company decided to sell this segment primarily because the growth rates and operating margins of the division had decreased as the business had changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. After preliminary investigations and discussions, the Board of Directors of the Company decided on June 13, 2008 to enter into, with the aid of an investment banker, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance with SFAS No. 144. On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. Such closing adjustments resulted in net proceeds to the Company of $3,149,737. The transaction closed on August 8, 2008. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.

Prior year financial statements for 2008 have been restated in conformity with generally accepted accounting principles to present the operations of Surgical Services as a discontinued operation.

Revenues from Surgical Services for the three and nine months ended September 30, 2008 were $736,298 and $4,398,047, respectively. Income from Surgical Services for the three and nine months ended September 30, 2008 were $39,059 and $284,929, respectively.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	September 30, 2009	December 31, 2008
	(unaudited)
Raw materials and work in progress	$4,929,090	$5,157,455
Finished goods	3,010,292	1,816,739
Total inventories	$7,939,382	$6,974,194

Work-in-progress is immaterial given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of September 30, 2009 and December 31, 2008, the Company carried specific reserves for excess and obsolete stocks against its inventories of $2,027,037 and $1,836,441, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	September 30, 2009	December 31, 2008
	(unaudited)
Lasers in service	$17,201,817	$17,288,400
Computer hardware and software	368,666	341,407
Furniture and fixtures	626,159	562,418
Machinery and equipment	832,406	830,778
Leasehold improvements	262,395	259,595
Vehicles	4,521	-
	19,295,964	19,282,598
Accumulated depreciation and amortization	(9,297,639)	(8,894,192)
Property and equipment, net	$9,998,325	$10,388,406

Depreciation and related amortization expense was $2,392,053 and $2,221,936 for the nine months ended September 30, 2009 and 2008, respectively.

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	September 30, 2009	December 31, 2008
	(unaudited)
Patents, owned and licensed, at gross costs of $8,043,190 and $583,623, net of accumulated amortization of $828,015 and $359,195, respectively.	$7,215,175	$224,428
Other licensed or developed technologies, at gross costs of $2,332,364 and $2,328,059, net of accumulated amortization of $1,533,399 and $1,410,025, respectively.	798,965	918,034
	$8,014,140	$1,142,462

Related amortization expense was $592,194 and $159,037 for the nine months ended September 30, 2009 and 2008, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in other licensed or developed technologies is $200,000 in developed technologies acquired from ProCyte and $92,963 for the license from the Mount Sinai School of Medicine of New York University. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. During the first four years of the license ending April 2010, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed or developed technologies.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, which were acquired in the Photo Therapeutics and ProCyte acquisitions and were recorded at their appraised fair values at the date of their respective acquisitions:

	September 30, 2009	December 31, 2008
	(unaudited)
Customer Relationships, at gross cost of $2,200,000 and $1,700,000, net of accumulated amortization of $1,571,899 and $1,287,735, respectively.	$628,101	$412,265
Tradename, at gross cost of $2,100,000 and $1,100,000, net of accumulated amortization of $557,476 and $416,640, respectively.	1,542,524	683,360
	$2,170,625	$1,095,625

Related amortization expense was $425,000 and $697,500 for the nine months ended September 30, 2009 and 2008, respectively. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte products. It also includes the various trademarks associated with Photo Therapeutics products.

Note 7
Accrued Compensation and related expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	September 30, 2009	December 31, 2008
	(unaudited)
Accrued payroll and related taxes	$76,797	$348,677
Accrued vacation	178,880	143,922
Accrued commissions and bonus	824,057	930,355
Accrued severance	489,446	64,199
Total accrued compensation and related expense	$1,569,180	$1,487,153

The Board of Directors elected to terminate, without cause, the employment of Jeffrey F. O’Donnell, its Chief Executive Officer effective July 31, 2009. Under Mr. O’Donnell’s Employment Agreement, dated October 30, 2007, he was therefore entitled to: (i) severance equal to his base salary, including FICA taxes, from August 1, 2009 to July 31, 2010, amounting to $379,450; (ii) continuation of health benefits over the same twelve-month period, amounting to $11,579 and (iii) payment to him of an amount equal to the premiums necessary to maintain his life and disability insurance over the same twelve-month period, amounting to $8,818. These amounts have been recorded as accrued severance for the nine-month period ending September 30, 2009. In addition, there was the immediate vesting of all options and restricted stock that had been awarded to him and that were unvested as of July 31, 2009, amounting to compensation of $588,126. This accelerated vesting was recorded as additional paid in capital for the nine months ended September 30, 2009. The 96,557 options expire between March 1, 2010 and July 31, 2010 and have exercise prices of between $6.23 and $17.50. The 90,000 shares of restricted stock have now become free of contractual restrictions.

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	September 30, 2009	December 31, 2008
	(unaudited)
Accrued professional and consulting fees	$439,169	$186,162
Accrued warranty	694,992	442,527
Accrued sales taxes	275,694	196,121
Accrued other expense	28,905	39,623
Total other accrued liabilities	$1,438,760	$864,433

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	September 30, 2009	December 31, 2008
	(unaudited)
Note Payable – secured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	$84,646	$106,214
Note Payable- unsecured creditor, interest at 5.43%, payable in monthly principal and interest payments of $49,803 through February 2010	245,671	-
	330,317	106,214
Less: current maturities	(275,976)	(28,975)
Notes payable, net of current maturities	$54,341	$77,239

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	September 30, 2009	December 31, 2008
	(unaudited)
Total borrowings on credit facility	$4,957,290	$8,571,033
Less: current portion	(3,492,847)	(4,663,281)
Total long-term debt	$1,464,443	$3,907,752

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

In connection with the CIT credit facility, the Company issued warrants to purchase 235,525 shares of the Company’s common stock to each of CIT Healthcare and Life Sciences Capital in December 2007 (33,646 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009). In connection with the amendment to the CIT facility, the Company issued warrants to purchase an additional 192,753 shares to CIT Healthcare in September 2008 (27,536 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009). The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and there is no down-round price protection provision. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are, after adjustment to reflect the 1-for-7 reverse stock split effective January 26, 2009, as follows:

	December 2007	September 2008

Number of warrants	67,292	27,536
Exercise price	$7.84	$3.08
Fair value of warrants	$221,716	$44,366
Volatility	59.44%	60.92%
Risk-free interest rate	3.45%	2.98%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

Year Ended December 31,
2009 for the last three months	$1,152,592
2010	3,444,783
2011	811,059
Total minimum payments	5,408,434

Less: interest	(401,840)
Less: unamortized warrant discount	(49,304)

Present value of total minimum obligations	$4,957,290

Note 11
Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

September 30, 2009
(unaudited)
Total borrowings on convertible debt facility	$17,307,824
Less: current portion	-
Total long-term debt	$17,307,824

The February 27, 2009 acquisition of Photo Therapeutics was funded simultaneously through a convertible debt investment of $18 million from the Investor. This convertible note transaction financed the $13 million purchase price of the acquisition, and a further $5 million in working capital at the closing of the acquisition. Under the terms of the investment, the Investor was obligated to invest up to an additional $7 million in convertible debt in the Company in the event that certain earn-out consideration would be payable under the terms of the Photo Therapeutics acquisition; however, based on its analyses, the Company determined that no earn-out payment was due. The intended use of the $5 million working capital provided was for payment of approximately $3 million in expenditures associated with the transaction with the balance to be used for general corporate purposes.

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

The note is due on February 27, 2014 with interest payments bi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes. The effective interest rate is 11.64%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months. On September 1, 2009, the Company satisfied an interest payment of $720,000 by issuance of an additional convertible note. This note has the same interest rate, convertible price per share and maturity date as the original convertible note. No warrant was issued with the additional convertible note. As of September 30, 2009, the total amount due under the convertible notes outstanding was $18,720,000 and the two notes are convertible into an aggregate of 33,487,344 shares of the Company's common stock.

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

Note 12
Warrants:

The Company accounts for warrants and many convertible instruments that have provisions that protect holders from a decline in the stock price (or “down-round” provisions) as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrants issued to the Investor, in conjunction with the $18 million convertible note (see Note 11), contain a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. The warrant contains a net settlement provision, and because it is not indexed to the Company’s stock, is accounted for as a derivative.

The Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of September 30, 2009, and recorded other income of $281,462 and $1,205,178 resulting from the reduction of the liability associated with the fair value of the warrants for the three and nine months ended September 30, 2009, respectively. The Company has accounted for the Investor’s warrants as a liability due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated:

	Feb. 27, 2009	June 30, 2009	Sept. 30, 2009
Number of warrants	1,046,204	1,046,204	1,046,204
Exercise price	$5.16	$5.16	$5.16
Fair value of warrants	$1,550,311	$626,595	$345,133
Volatility	87.89%	88.68%	82.18%
Risk-free interest rate	2.69%	3.19%	2.93%
Expected dividend yield	0%	0%	0%
Expected warrant life	8 years	7.67 years	7.42 years

The Company’s recurring fair value measurements at September 30, 2009 related only to the warrants issued to the Investor, and had a fair value of $345,133. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain down-round provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine months for all financial liabilities categorized as Level 3 as of September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2009	$-
Initial measurement of warrants	1,550,311
Decrease in fair value of warrants	(1,205,178)
Balance as of September 30, 2009	$345,133

Note 13
Employee Stock Benefit Plans

The Company has three active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. At our Annual Meeting in January 26, 2009, our stockholders approved an increase of 285,715 shares in the number of shares reserved for the 2005 Equity Compensation Plan. A maximum of 1,165,714 shares of the Company’s common stock have been reserved for issuance under the 2005 Equity Compensation Plan. At September 30, 2009, 193,861 shares were available for future grants under this plan. Under the Outside Director Plan and under the 2005 Investment Plan, 91,787 shares and 55,428 shares, respectively, were available for issuance as of September 30, 2009. The Company’s other stock option plans are frozen and no further grants will be made from them. The foregoing figures reflect the 1-for-7 reverse split.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2009	870,865	$12.46
Granted	247,342	1.24
Cancelled	(183,581)	12.86
Outstanding, September 30 2009	934,626	$9.50
Options exercisable at September 30, 2009	568,674	$12.84

At September 30, 2009, there was $1,299,905 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.94 years. The intrinsic value of options outstanding and exercisable at September 30, 2009 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock option grants with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Risk-free interest rate	N/A	3.86%	3.46%	3.73%
Volatility	N/A	82.14%	88.67%	84.13%
Expected dividend yield	N/A	0%	0%	0%
Expected life	N/A	8.1 years	8.1 years	8.1 years
Estimated forfeiture rate	N/A	12%	12%	12%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the three and nine months ended September 30, 2009 and 2008, the Company uses the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

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

At September 30, 2009, there were 210,857 outstanding restricted shares of stock that had been issued from the Company’s compensation plans.

Compensation expense for the three months ended September 30, 2009 included $80,422 from stock option grants and $54,861 from restricted stock awards. Compensation expense for the three months ended September 30, 2008 included $262,971 from stock option grants and $103,623 from restricted stock awards.

Compensation expense for the nine months ended September 30, 2009 included $354,538 from stock option grants and $262,107 from restricted stock awards. Compensation expense for the nine months ended September 30, 2008 included $698,816 from stock option grants and $310,868 from restricted stock awards.

Compensation expense for the three and nine months ended September 30, 2009 included $249,077 from stock option grants and $339,049 from restricted stock awards related to the accelerated vesting in connection with the termination of the Company’s former chief executive officer. No similar amounts were recorded during 2008.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $11,648 and $42,553 was recognized during the three and nine months ended September 30, 2009, respectively. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $15,635 and $78,015 was recognized during the three and nine months ended September 30, 2008, respectively.

Note 14
Business Segment and Geographic Data

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Domestic XTRAC business generally derives its revenues from procedures performed by dermatologists in the United States. The International Dermatology Equipment segment, in comparison, generates revenues from the sale of equipment to dermatologists outside of the United States through a network of distributors. The Skin Care (ProCyte) segment generates primary revenues by selling skincare products. The Photo Therapeutics (PTL) segment generates revenues by selling LED and associated skincare products for the treatment of a range of clinical and aesthetic dermatological conditions and by earning milestone payments and potential royalties, from a licensing agreement. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and an international basis. For the three and nine months ended September 30, 2009 and 2008, the Company did not have material revenues from any individual customer.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at September 30, 2009 and 2008 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at September 30, 2009 and 2008 from the ProCyte acquisition has been entirely allocated to the Skin Care segment. Goodwill of $2,554,878 at September 30, 2009 from the Photo Therapeutics acquisition has been entirely allocated to the PTL segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended September 30, 2009 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,546,777	$819,568	$2,047,089	$1,236,042	$947,516	$8,596,992
Costs of revenues	2,153,152	628,855	589,371	812,462	697,217	4,881,057
Gross profit	1,393,625	190,713	1,457,718	423,580	250,299	3,715,935
Gross profit %	39.3%	23.3%	71.2%	34.3%	26.4%	43.2%

Allocated operating expenses:
Selling, general and administrative	1,732,171	44,510	1,049,813	512,201	40,814	3,379,509
Engineering and product development	-	-	95,381	95,470	120,331	311,182

Unallocated operating expenses	-	-	-	-	-	1,663,042
	1,732,171	44,510	1,145,194	607,671	161,145	5,353,733
Income (loss) from operations	(338,546)	146,203	312,524	(184,091)	89,154	(1,637,798)

Interest expense, net	-	-	-	-	-	(654,721)
Change in fair value of warrant	-	-	-	-	-	281,462

(Loss) income from continuing operations	(338,546)	146,203	312,524	(184,091)	89,154	(2,011,057)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	-

Net (loss) income	$(338,546)	$146,203	$312,524	$(184,091)	$89,154	$(2,011,057)

	Three Months Ended September 30, 2008 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$3,001,878	$1,096,853	$3,627,940	$-	$1,070,455	$8,797,126
Costs of revenues	1,620,060	586,865	1,288,946	-	573,785	4,069,656
Gross profit	1,381,818	509,988	2,338,994	-	496,670	4,727,470
Gross profit %	46.0%	46.5%	64.5%	N/A	46.4%	53.7%

Allocated operating expenses:
Selling, general and administrative	1,933,848	68,665	1,486,800	-	151,690	3,641,003
Engineering and product development	-	-	114,336	-	109,900	224,236

Unallocated operating expenses	-	-	-	-	-	2,568,098
	1,933,848	68,665	1,601,136	-	261,590	6,433,337
Income (loss) from operations	(552,030)	441,323	737,858	-	235,080	(1,705,867)

Interest expense, net	-	-	-	-	-	(251,883)

(Loss) income from continuing operations	(552,030)	441,323	737,858	-	235,080	(1,957,750)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	39,059
Sale of discontinued operations						131,186

Net (loss) income	$(552,030)	$441,323	$737,858	$-	$235,080	$(1,787,505)

	Nine Months Ended September 30, 2009 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL *	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$9,381,389	$2,879,259	$6,261,278	$3,262,678	$2,624,040	$24,408,644
Costs of revenues	5,059,613	1,917,810	2,038,094	1,653,087	1,916,170	12,584,774
Gross profit	4,321,776	961,449	4,223,184	1,609,591	707,870	11,823,870
Gross profit %	46.1%	33.4%	67.4%	49.3%	27.0%	48.4%

Allocated operating expenses:
Selling, general and administrative	5,559,618	225,739	3,813,839	1,538,051	217,264	11,354,511
Engineering and product development	-	-	314,433	186,762	348,394	849,589

Unallocated operating expenses	-	-	-	-	-	7,319,077
	5,559,618	225,739	4,128,272	1,724,813	565,658	19,523,177
Income (loss) from operations	(1,237,842)	735,710	94,912	(115,222)	142,212	(7,699,307)

Interest expense, net	-	-	-	-	-	(1,738,567)
Change in fair value of warrant	-	-	-	-	-	1,205,178

(Loss) income from continuing operations	(1,237,842)	735,710	94,912	(115,222)	142,212	(8,232,696)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	-

Net (loss) income	$(1,237,842)	$735,710	$94,912	$(115,222)	$142,212	$(8,232,696)

* From February 27, 2009 (the date of acquisition) through September 30, 2009.

	Nine Months Ended September 30, 2008 (unaudited)
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$8,546,583	$2,963,031	$10,327,189	$-	$4,680,936	$26,517,739
Costs of revenues	4,534,644	1,493,553	3,429,410	-	2,765,182	12,222,789
Gross profit	4,011,939	1,469,478	6,897,779	-	1,915,754	14,294,950
Gross profit %	46.9%	49.6%	66.8%	N/A	40.9%	54.0%

Allocated operating expenses:
Selling, general and administrative	5,989,789	206,546	4,891,899	-	459,568	11,547,802
Engineering and product development	168,214	20,790	361,970	-	330,294	881,268

Unallocated operating expenses	-	-	-	-	-	6,911,800
	6,158,003	227,336	5,253,869	-	789,862	19,340,870
Income (loss) from operations	(2,146,064)	1,242,142	1,643,910	-	1,125,892	(5,045,920)

Interest expense, net	-	-	-	-	-	(761,020)

(Loss) income from continuing operations	(2,146,064)	1,242,142	1,643,910	-	1,125,892	(5,806,940)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	284,929
Loss on sale of discontinued operations	-	-	-	-	-	(414,658)

Net (loss) income	$(2,146,064)	$1,242,142	$1,643,910	$-	$1,125,892	$(5,936,669)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets:
Total assets for reportable segments	$52,458,146	$42,075,242
Other unallocated assets	3,288,414	4,639,027
Consolidated total	$55,746,560	$46,714,269

For the three and nine months ended September 30, 2009 and 2008 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Domestic	$6,512,236	$6,702,085	$18,098,780	$20,766,092
Foreign	2,084,756	2,095,041	6,309,864	5,751,647
	$8,596,992	$8,797,126	$24,408,644	$26,517,739

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in its Form 10-Q for the period ending September 30, 2009.

Note 15
Significant Alliances/Agreements

The Company continues its alliance with GlobalMed (Asia) Technologies Co., Inc. as well as with the Mount Sinai School of Medicine as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

With respect to the Clinical Trial Agreement protocol with the University of California at San Francisco, Dr. Koo presented the favorable findings from the study at the Hawaii Dermatology Seminar in March 2008. Dr. Koo concluded that the XTRAC Excimer Laser may be appropriate for the majority of moderate to severe psoriasis sufferers. It also allows dermatologists to treat those patients with a high level of safety, as opposed to the use of many systemic products. Other phototherapy treatments such as broad-band or narrow-band ultraviolet-B (“UVB”) can also be used; however, undesirable aspects of these treatments include exposure of healthy skin to UVB light, and the inconvenience of extended treatment periods, which are often necessary for moderate to severe patients. We expensed $189,000 in 2008 in payment for this study. At the annual meeting of the American Academy of Dermatology in March 2009, Dr. Koo delivered a follow-up presentation of his earlier favorable findings. At the meeting, the Company introduced its XTRAC Velocity™ excimer laser.

Note 16
Subsequent Events

On October 22, 2009, the Company closed a private placement of 4,165,765 common shares of its common stock at a price of $0.65 per share. Gross proceeds from the private placement were approximately $2.7 million. The purchasers were accredited investors some of which were institutions. On November 10, 2009, the Company issued to an affiliate of one of the accredited investors participating in the October 22, 2009 closing an additional 230,000 shares at a price of $0.65 per share, which yielded additional gross proceeds of $149,500 in the placement. No finders’ fees or warrants were involved in the placement. The Company intends to use the proceeds from the private placement for general working capital purposes.

On November 4, 2009,  Christina L. Allgeier was appointed the Chief Financial Officer of the Company.

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

To date, we have incorporated our PTL technology offering into a range of products targeting both the professional-based sector and the larger home-use market. Therefore, our PTL segment’s current portfolio of products is divided into three types: professional products comprising the Omnilux™ systems for the medical market; the Lumiere™ systems to address the non-medical professional market; and home-use products to address the consumer market.

The consolidated financial statements include the results of our PTL segment from February 27, 2009, the date of acquisition, through September 30, 2009.

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

Sales and Marketing

As of September 30, 2009, our sales and marketing personnel consisted of 63 full-time positions. Of the 63 sales personnel, they are directed to sales as follows: 61 in Domestic XTRAC, Skin Care and PTL and two in International Dermatology Equipment and Surgical Products.

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

Reverse Stock Split

On January 26, 2009, we completed the reverse split of our common stock in the ratio of 1-for-7, whereby, once effective, every seven shares of our common stock was exchanged for one share of our common stock. Our common stock began trading at the market opening on January 27, 2009 on a split-adjusted basis. As of September 30, 2009 we had 9,033,175 shares of common stock outstanding on a post-split basis, taking into account the rounding up of fractional shares.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and nine months ended September 30, 2009, except as noted below. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

Effective January 1, 2009, we were required to account for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions) as liabilities. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. Management evaluated whether outstanding warrants to acquire our common stock contain provisions that protect holders from declines in our stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Management determined that the warrants issued to the Investor, in conjunction with the convertible note contain such provisions, thereby concluding they were not indexed to our stock. We recognize these warrants as a liability at the fair value on each reporting date. We measured the fair value of these warrants as of September 30, 2009 and recorded $281,462 and $1,205,178, respectively, as a reduction in the liability associated with these warrants for the three and nine months ended September 30, 2009. We determined the fair values of these securities using a Black-Scholes valuation model.

On January 1, 2009, we adopted an amendment to FASB ASC topic 805 “Business Combinations” (“ASC topic 805”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquisition and the goodwill acquired. For example, expenses incurred in an acquisition are to be expensed and not capitalized. ASC topic 805 also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The acquisition of the subsidiaries of Photo Therapeutics Group Ltd. was completed after December 31, 2008 and therefore ASC topic 805 applies to the acquisition. Acquisition costs of $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs of $432,353 and incurred in 2009 were expensed as of February 27, 2009.

Results of Operations

Revenues

The following table presents revenues from our five business segments for the periods indicated below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
XTRAC Domestic Services	$3,546,777	$3,001,878	$9,381,389	$8,546,583
International Dermatology Equipment Products	819,568	1,096,853	2,879,259	2,963,031
Skin Care (ProCyte) Products	2,047,089	3,627,940	6,261,278	10,327,189
Photo Therapeutics (PTL) Products	1,236,042	-	3,262,678	-
Total Dermatology Revenues	7,649,476	7,726,671	21,784,604	21,836,803

Surgical Products	947,516	1,070,455	2,624,040	4,680,936
Total Surgical Revenues	947,516	1,070,455	2,624,040	4,680,936

Total Revenues	$8,596,992	$8,797,126	$24,408,644	$26,517,739

Revenues from our Surgical Services segment, in the amount of $736,298 and $4,398,047 for the three and nine months ended September 30, 2008, respectively, have been accounted for in 2008 as a discontinued operation.

Domestic XTRAC Segment

Recognized treatment revenue for the three months ended September 30, 2009 and 2008 for domestic XTRAC procedures was $2,467,887 and $1,967,748, respectively, reflecting billed procedures of 36,632 and 36,079, respectively. In addition, 1,846 and 1,800 procedures were performed in the three months ended September 30, 2009 and 2008, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the nine months ended September 30, 2009 and 2008 for domestic XTRAC procedures was $7,140,514 and $5,870,803, respectively, reflecting billed procedures of 107,978 and 98,374, respectively. In addition, 4,872 and 4,449 procedures were performed in the nine months ended

September 30, 2009 and 2008, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the periods ended September 30, 2009 compared to the comparable periods in 2008 was largely due to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue under this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physicians have been reimbursed for the treatments. For the three months ended September 30, 2009, we deferred net revenues of $5,245 (82 procedures) under this program compared to deferred net revenues of $15,496 (238 procedures) for the three months ended September 30, 2008. For the nine months ended September 30, 2009, we deferred net revenues of $9,146 (140 procedures) under this program compared to deferred net revenues of $74,343 (1,139 procedures) for the nine months ended September 30, 2008. The change in deferred revenue under this program is presented in the table below.

We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended September 30, 2009, we recognized net revenues of $125,803 (1,963 procedures) and for the three months September 30, 2008, we deferred net revenues of $367,199 (5,636 procedures), respectively, under this approach. For the nine months ended September 30, 2009, we recognized net revenues of $107,552 (1,649 procedures) and for the nine months ended September 30, 2008, we deferred net revenues of $474,877 (7,277 procedures), respectively, under this approach.

For the three and nine months ended September 30, 2009, domestic XTRAC laser sales were $1,078,890 and $2,240,875, respectively. There were 35 and 60 lasers sold, respectively. For the three and nine months ended September 30, 2008, domestic XTRAC laser sales were $1,034,130 and $2,675,780, respectively. There were 20 and 51 lasers sold, respectively. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model at reasonable margins.

The following table sets forth the above analysis for our Domestic XTRAC segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Total revenue	$3,546,777	$3,001,878	$9,381,389	$8,546,583
Less: laser sales revenue	(1,078,890)	(1,034,130)	(2,240,875)	(2,675,780)
Recognized treatment revenue	2,467,887	1,967,748	7,140,514	5,870,803
Change in deferred program Revenue	5,245	15,496	9,146	74,343
Change in deferred unused Treatments	(125,803)	367,199	(107,552)	474,877
Net billed revenue	$2,347,329	$2,350,443	$7,042,108	$6,420,023
Procedure volume total	38,478	37,879	112,850	102,823
Less: Non-billed procedures	1,846	1,800	4,872	4,449
Net billed procedures	36,632	36,079	107,978	98,374
Avg. price of treatments billed	$64.08	$65.15	$65.22	$65.26
Change in procedures with deferred program revenue, net	82	238	140	1,139
Change in procedures with deferred unused treatments, net	(1,963)	5,636	(1,649)	7,277

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

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC laser systems and related parts were $819,568 for the three months ended September 30, 2009 compared to $1,096,853 for the three months ended September 30, 2008. We sold 18 and 25 systems in the three-month periods ended September 30, 2009 and 2008, respectively. International sales of our XTRAC and VTRAC laser systems and related parts were $2,879,259 for the nine months ended September 30, 2009 compared to $2,963,031, for the nine months ended September 30, 2008. We sold 58 and 63 systems in the nine-month periods ended September 30, 2009 and 2008, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold no such used lasers in the three months ended September 30, 2009 and four such used lasers in the nine months ended September 30, 2009, at an average price of $32,500. We sold two and six such lasers in the three and nine months ended September 30, 2008, at an average price of $32,500 and $31,667, respectively; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is targeted to be below our competitors’ international dermatology equipment and below our XTRAC laser. In the three and nine months ended September 30, 2009, we sold 10 and 13 VTRAC systems, respectively. In the three and nine months ended September 30, 2008, we sold nine and 19 VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Revenues	$819,568	$1,096,853	$2,879,259	$2,963,031
Less: part sales	(209,568)	(138,853)	(647,459)	(530,031)
Laser revenues	610,000	958,000	2,231,800	2,433,000
Laser systems sold	18	25	58	63
Average revenue per laser	$33,889	$38,320	$38,479	$38,619

Skin Care (ProCyte) Segment

For the three months ended September 30, 2009, our Skin Care (ProCyte) segment revenues were $2,047,089 compared to $3,627,940 in the three months ended September 30, 2008. For the nine months ended September 30, 2009, our Skin Care (ProCyte) segment revenues were $6,261,278 compared to $10,327,189 in the nine months ended September 30, 2008. These revenues are generated from the sale of various skin, hair care and wound products and from the sale of copper peptide compound.

•
The product sales decreased for the three and nine months ended September 30, 2009 due to macro-economic conditions and to transitioning from our discontinued MD Lash Factor eyelash conditioning product to our internally developed Neova Advanced Essential Lash™ eyelash conditioner, which was launched February 1, 2009. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the three months ended September 30, 2009 were approximately $1.9 million, down from approximately $3.5 million for the three months ended September 30, 2008. Product sales for the nine months ended September 30, 2009 were approximately $6.0 million, down from approximately $10.1 million for the nine months ended September 30, 2008.

•
Included in product sales for the three and nine months ended September 30, 2008, were $1,139,204 and $2,247,038, respectively, of revenues from MD Lash Factor as part of an exclusive license to distribute in the United States. In the three and nine months ended September 30, 2009, there were no revenues from this product as we have discontinued marketing MD Lash Factor as of January 31, 2009 under the terms of an agreement with Allergan, Inc. in settlement of certain patent litigation, and we have replaced it with our own peptide-based conditioner. For the three and nine months ended September 30, 2009, we sold $108,515 and $299,287 of Neova Advanced Essential Lash, respectively. The launch date for the Neova Advanced Essential Lash was February 1, 2009.

•
Bulk compound sales increased by $63,840 for the three months ended September 30, 2009, and decreased by $16,240 for the nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

The following table illustrates the key changes in the Skin Care (ProCyte) segment for the periods reflected below:
	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Product sales	$1,887,249	$3,530,327	$6,019,755	$10,066,389
Bulk compound sales	159,840	96,000	239,760	256,000
Royalties	-	1,613	1,763	4,800
Total ProCyte revenues	$2,047,089	$3,627,940	$6,261,278	$10,327,189

Photo Therapeutics (PTL) Segment

For the three and nine months ended September 30, 2009, our PTL segment’s revenues were $1,236,042 and $3,262,678. Since PTL was acquired on February 27, 2009, there were no corresponding revenues for the three and nine months ended September 30, 2008. PTL revenues are generated from the sale of LED devices and milestone payments on a licensing agreement targeting the mass consumer acne market.

The following table illustrates the key changes in our PTL segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Product revenues	$1,236,042	$-	$3,049,573	$-
Licensing revenues	-	-	213,105	-
Total PTL revenues	$1,236,042	$-	$3,262,678	$-

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

For the three months ended September 30, 2009, surgical products revenues were $947,516 compared to $1,070,456 in the three months ended September 30, 2008. For the nine months ended September 30, 2009, surgical products revenues were $2,624,039 compared to $4,680,937 in the nine months ended September 30, 2008. The decrease in the nine-month periods was mainly related to the termination of an OEM contract in 2008 with AngioDynamics. In the second half of 2008, AngioDynamics elected not to continue with the OEM contract. Sales to AngioDynamics were $0 for the nine months ended September 30, 2009, compared to sales of $1,400,000 for the nine months ended September 30, 2008, respectively.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended September 30, 2009 and 2008 were sales of 6 and 7 diode lasers, respectively. Included in laser sales during the nine months ended September 30, 2009 and 2008 were sales of 12 and 130 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers. We are phasing out our holmium and CO2 laser systems.

Fiber and other disposables sales decreased 20% and 13% between the comparable three and nine-month periods ended September 30, 2009 and 2008. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Revenues	$947,516	$1,070,455	$2,624,040	$4,680,936
Laser systems sold	9	8	16	134
Laser system revenues	$227,350	$171,393	$357,996	$2,080,133
Average revenue per laser	$25,261	$21,424	$22,375	$15,523

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

Product cost of revenues for the three months ended September 30, 2009 was $3,349,218, compared to $2,828,986 in the comparable period in 2008. The $520,232 increase is due to the increases in product cost of sales for domestic XTRAC laser sales of $246,796, an increase in surgical products of $118,559 related to the increase in laser sales, and by an increase in international dermatology equipment sales in the amount of $41,990. In addition, there was an increase due to the inclusion of $812,462 in product costs for our PTL business. These increases were offset, in part, by a decrease in skincare products of $699,575 resulting from the switch to our internally produced Neova product.

Product cost of revenues for the nine months ended September 30, 2009 was $8,464,916, compared to $8,682,917 in the comparable period in 2008. The $218,001 decrease is due to the decreases in product cost of sales for surgical products of $863,872 related to the decrease in laser sales, a decrease in skincare products of $1,391,316 resulting from the switch to our internally produced Neova product and a decrease in domestic XTRAC laser sales of $40,157. These decreases were offset, in part, by an increase in international dermatology equipment sales in the amount of $424,257. In addition, there was an increase due to the inclusion of $1,653,087 in product costs for our PTL business.

Service cost of revenues was $1,531,839 in the three months ended September 30, 2009, compared to $1,240,670 in the comparable period in 2008, representing an increase of $291,169. The increase is directly related to the increase in Domestic XTRAC segment costs of $286,296.

Service cost of revenues was $4,119,858 in the nine months ended September 30, 2009, compared to $3,539,882 in the comparable period in 2008, representing an increase of $579,976. The increase is directly related to the increase in Domestic XTRAC segment costs of $565,126.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Product:
XTRAC Domestic	$653,408	$406,612	$1,036,128	$1,076,285
International Dermatology Equipment	628,855	586,865	1,917,810	1,493,553
Skin Care	589,371	1,288,946	2,038,094	3,429,410
PTL	812,462	-	1,653,087	-
Surgical products	665,122	546,563	1,819,797	2,683,669
Total Product costs	$3,349,218	$2,828,986	$8,464,916	$8,682,917

Services:
XTRAC Domestic	$1,499,744	$1,213,448	$4,023,485	$3,458,359
Surgical products	32,095	27,222	96,373	81,513
Total Services costs	$1,531,839	$1,240,670	$4,119,858	$3,539,882

Total Costs of Revenues	$4,881,057	$4,069,656	$12,584,774	$12,222,789

Gross Profit Analysis

Gross profit decreased to $3,715,935 during the three months ended September 30, 2009 from $4,727,470 during the same period in 2008. As a percent of revenues, gross margin decreased to 43.2% for the three months ended September 30, 2009 from 53.7% for the same period in 2008. Gross profit decreased to $11,823,870 during the nine months ended September 30, 2009 from $14,294,950 during the same period in 2008. As a percent of revenues, gross margin decreased to 48.4% for the nine months ended September 30, 2009 from 53.9% for the same period in 2008.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Revenues	$8,596,992	$8,797,126	$24,408,644	$26,517,739
Percent decrease	(2.3%)		(8.0%)
Cost of revenues	4,881,057	4,069,656	12,584,774	12,222,789
Percent increase	19.9%		3.0%
Gross profit	$3,715,935	$4,727,470	$11,823,870	$14,294,950
Gross margin percentage	43.2%	53.7%	48.4%	53.9%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended September 30, 2009, compared to the same period in 2008 were as follows:

•
The current world macro economic conditions as well as the related credit crisis have affected our revenues and consequently have required us to lower our expectations of growth until the market conditions improve.

•
Our Skin Care segment is more susceptible to the macro economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the third quarter of 2009 were approximately $1.9 million down from approximately $3.5 million for the third quarter of 2008. Skin Care margins are substantially higher than the other business segments, consequently substantive swings in the revenues attributed to skin care's sales will have a significant impact on overall margins.

•
Sales of domestic XTRAC lasers in the three months ended September 30, 2009 and 2008 were approximately the same, $1.1 million compared to $1.0 million, respectively, although the current period sales were at lower margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 39% in 2009 compared to 61% in 2008.

•
Additional gross profit was realized from our PTL segment. We acquired PTL on February 27, 2009, therefore only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

•
While we decreased the number of laser systems placed with our customers, we maintained the same level of XTRAC treatment procedures in 2009 compared to 2008. Procedure volume increased 1.5% from 36,079 to 36,632 billed procedures in the three months ended September 30, 2009 compared to the same period in 2008. Increased usage at existing sites carries negligible variable cost thereby enhancing profit margins. Our ability to increase the number of procedures sold is a direct result of improved insurance reimbursement and increased marketing efforts.

The primary reasons for the changes in gross profit and the gross margin percentage for the nine months ended September 30, 2009, compared to the same period in 2008 were as follows:

•
Our Skin Care segment is more susceptible to the macro economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the first nine months of 2009 were approximately $6.0 million down from approximately $10.1 million for the first nine months of 2008. Skin Care margins are substantially higher than the other business segments, consequently substantive swings in the revenues attributed to skin care's sales will have a significant impact on overall margins.

•
In our Surgical Products segment there were 118 fewer laser systems sold in the nine months ended September 30, 2009 than in the comparable period of 2008. This included 100 sales due to our OEM arrangement, but in the second half of 2008, AngioDynamics elected out of the OEM contract. Since that time, our sales to AngioDynamics have been $0. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overheads which lowered average unit costs and resulted in a higher gross margin in 2008 compared to 2009.

•
We sold approximately $434,905 less in domestic XTRAC lasers in the nine months ended September 30, 2009. In addition, the current year sales were at lower margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 53% in 2009 compared to 60% in 2008.

•	We recorded severance and lease liability of approximately $226,000 related to the integration of the PTL acquisition and the relocation of the Skin Care facility.

•
Additional gross profit was realized from our PTL segment. We acquired PTL on February 27, 2009, therefore only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

•
We decreased the number of laser systems placed with our customers but were able to sell a greater number of XTRAC treatment procedures in 2009 than in 2008. Procedure volume increased 9.8% from 98,374 to 107,978 billed procedures in the nine months ended September 30, 2009 compared to the same period in 2008. Increased usage at existing sites carries negligible variable cost thereby enhancing profit margins. Our ability to increase the number of procedures sold is a direct result of improved insurance reimbursement and increased marketing efforts.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods presented below:

Domestic XTRAC Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Revenues	$3,546,777	$3,001,878	$9,381,389	$8,546,583
Percent increase	18.2%		9.8%
Cost of revenues	2,153,152	1,620,060	5,059,613	4,534,644
Percent increase	32.9%		11.6%
Gross profit	$1,393,625	$1,381,818	$4,321,776	$4,011,939
Gross margin percentage	39.3%	46.0%	46.1%	46.9%

Gross profit increased for this segment for the three months ended September 30, 2009 from the comparable periods in 2008 by $11,807. Key factors for the increases were as follows:

•
Key drivers in increasing the fee-per-procedure revenue from this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Together with offering enhanced services to our customers through a recently developed membership program which bundles certain features and benefits offered to our customers. This includes enhanced access to our reimbursement team, marketing assistance, and discounts off our other product lines. Consequently, procedure volume increased 1.5% from 36,079 to 36,632 billed procedures in the three months ended September 30, 2009 compared to the same period in 2008. Procedure volume increased 9.8% from 98,374 to 107,978 billed procedures in the nine months ended September 30, 2009 compared to the same period in 2008. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately the same amount in domestic XTRAC lasers in the three months ended September 30, 2009, although at lower margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previous placements. The margin on these capital equipment sales was 39% in the three months ended September 30, 2009 compared to 61% in the comparable period in 2008.

•
The cost of revenues increased by $533,092 for the three months ended September 30, 2009. This increase is due to an increase in cost of revenues related to laser sales of $246,796 over the comparable period in 2008. In addition, there were increases in the service expenses due to the increase in lasers placed in the field, of approximately $46,855 and in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues of $184,180. The increase in allocated manufacturing overhead costs is due to an increased effort to refurbish the existing lasers. The depreciation costs will continue to increase in subsequent periods as the number of net placements grows.

Gross profit increased for this segment for the nine months ended September 30, 2009 from the comparable period in 2008 by $309,837. In addition to the overall higher revenues between the periods, other key factors for the increases were as follows:

•
Key drivers in increasing the fee-per-procedure revenue from this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. Together with offering enhanced services to our customers through a recently developed membership program which bundles certain features and benefits offered to our customers. This includes enhanced access to our reimbursement team, marketing assistance, and discounts off our other product lines.  Consequently, procedure volume increased 9.8% from 98,374 to 107,978 billed procedures in the nine months ended September 30, 2009 compared to the same period in 2008. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately $434,905 less in domestic XTRAC lasers in the nine months ended September 30, 2009, although at lower margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 53% in the nine months ended September 30, 2009 compared to 60% in the comparable period in 2008.

•
The cost of revenues increased by $524,969 for the nine months ended September 30, 2009. This increase is due to an increase in the service expenses due to the increase in lasers placed in the field, of approximately $242,250 and in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues of $215,509. Offsetting this increase was a decrease in cost of revenues related to laser sales of $40,156 over the comparable period in 2008. The depreciation costs will continue to increase in subsequent periods as the number of net placements grows.

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods presented below:

International Dermatology Equipment Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Revenues	$819,568	$1,096,853	$2,879,259	$2,963,031
Percent decrease	(25.3%)		(2.8%)
Cost of revenues	628,855	586,865	1,917,810	1,493,553
Percent increase	7.2%		28.4%
Gross profit	$190,713	$509,988	$961,449	$1,469,478
Gross margin percentage	23.3%	46.5%	33.4%	49.6%

Gross profit for the three and nine months ended September 30, 2009 decreased by $319,275 and $508,029, respectively, from the comparable period in 2008. The key factors for the decrease were as follows:

•
We sold 8 XTRAC laser systems and 10 VTRAC lamp-based excimer systems during the three months ended September 30, 2009 and 16 XTRAC laser systems and 9 VTRAC systems in the comparable period in 2008. Consequently, gross profit decreased as a result of a decrease in the volume of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
We sold 34 XTRAC laser systems and 23 VTRAC lamp-based excimer systems during the nine months ended September 30, 2009 and 44 XTRAC laser systems and 19 VTRAC systems in the comparable period in 2008. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
International part sales, which have a higher margin percentage than system sales, increased approximately $70,715 and $117,428, respectively, for the three and nine months ended September 30, 2009 as compared to the same period in 2008.

•
In addition, there were increases of approximately $120,000 and $235,000, for the three and nine months ended September 30, 2009 and 2008, respectively, in certain allocable XTRAC manufacturing overhead costs that are charged against our international dermatology equipment revenues.

The following table analyzes the gross profit for our SkinCare (ProCyte) segment for the periods presented below:

Skin Care (ProCyte) Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Product revenues	$1,887,249	$3,530,327	$6,019,755	$10,066,389
Bulk compound revenues	159,840	96,000	239,760	256,000
Royalties	-	1,613	1,763	4,800
Total revenues	2,047,089	3,424,557	6,261,278	10,327,189
Percent decrease	(43.6%)		(39.4%)

Product cost of revenues	498,235	1,220,594	1,901,390	3,197,488
Bulk compound cost of revenues	91,136	68,352	136,704	231,922
Total cost of revenues	589,371	1,288,946	2,038,094	3,429,410
Percent decrease	(54.3%)		(40.6%)
Gross profit	$1,457,718	$2,338,994	$4,223,184	$6,897,779
Gross margin percentage	71.2%	64.5%	67.4%	66.8%

Gross profit decreased for the three and nine months ended September 30, 2009 from the comparable periods by $881,276 and $2,674,595, respectively. The key factors for the changes in this business segment were as follows:

•
The decrease in revenues for the three months ended September 30, 2009 is due in large part to the macro economic conditions. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the third quarter of 2009 were approximately $1.9 million down from approximately $3.5 million for the third quarter of 2008. Product sales for the first nine months of 2009 were approximately $6.0 million down from approximately $10.1 million for the first nine months of 2008.

•	Copper peptide bulk compound is sold at a substantially lower gross margin than our other skin care products.

•	In the nine months ended September 30, 2009, severance and lease liability expense of approximately $168,000 were recorded with respect to the relocation of the warehouse facility.

The following table analyzes the gross profit for our PTL segment for the periods presented below:

PTL Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Revenues	$1,236,042	$-	$3,262,678	$-
Percent increase	100%		100%
Cost of revenues	812,462	-	1,653,087	-
Percent increase	100%		100%
Gross profit	$423,580	$-	$1,609,591	$-
Gross margin percentage	34.3%		49.3%

The key factors in this business segment were as follows:

•
Since the business was acquired on February 27, 2009, there was no corresponding activity for the periods ending 2008. Consequently, the activity for the nine months ended September 30, 2009 includes activity from February 27, 2009 through June 30, 2009.

•
The nine months ended September 30, 2009 includes revenues from a milestone payment of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. The licensee intends to use the device and its technology as a platform to attempt to address the mass consumer acne market. There are no specific costs allocated to this revenue stream.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2009	2008	2009	2008
Revenues	$947,516	$1,070,455	$2,624,040	$4,680,936
Percent decrease	(11.5%)		(43.9%)
Cost of revenues	697,217	573,783	1,916,170	2,765,183
Percent increase/(decrease)	21.5%		(30.7%)
Gross profit	$250,299	$496,673	$707,869	$1,915,754
Gross margin percentage	26.4%	46.4%	27.0%	40.9%

Gross profit for our Surgical Products segment in the three and nine months ended September 30, 2009 decreased by $246,374 and $1,207,885, respectively, when compared to the same periods in 2008. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended September 30, 2009 decreased by $122,939 from the three months ended September 30, 2008, while cost of revenues increased by $123,434 between the same periods. There was 1 additional laser system sold in the three months ended September 30, 2009 than in the comparable period of 2008. Revenues for the nine months ended September 30, 2009 decreased by $2,056,896 from the nine months ended September 30, 2008 while cost of revenues decreased by $849,013 between the same periods. There were 118 fewer laser systems sold in the nine months ended September 30, 2009 than in the comparable period of 2008.

•
The sales of diode systems, in the nine months ended September 30, 2008, included 100 sales due to our OEM arrangement, but in the second half of 2008 AngioDynamics elected not to continue the contract. Since that time, our sales to AngioDynamics have been $0. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overhead costs, which lowered average unit costs resulting in a higher gross margin in 2008 compared to 2009.

•
Additionally, there was a decrease in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 20% and 13% between the comparable three and nine-month periods ended September 30, 2009 and 2008.

Selling, General and Administrative Expenses

For the three months ended September 30, 2009, selling, general and administrative expenses decreased to $5,042,552 from $6,211,101 for the three months ended September 30, 2008 primarily for the following reasons:

•
There was a decrease of $447,000 in salaries, benefits and travel expenses associated with a decrease in the sales force and decreased revenues which generated lower commission expenses, particularly in our Skin Care segment.

•	A decrease of approximately $130,000 in legal costs in the current three month period.

•	There was a decrease of bonus expense of $375,000 due to the fact that no bonus accrual was recorded in the current year.

•
There was a reduction of approximately $235,000 in stock option and restricted stock expense due to fewer options issued in the current year and due to the accelerated vesting of the restricted stock and options in connection with the termination of our former chief executive officer, which occurred in the three months ended June 30, 2009.

•	Additionally, there was a decrease in amortization expense of $120,000 related to the impairment of certain intangibles as of the year end December 31, 2008.

•	Offsetting the above decreases was the selling, general and administrative expenses related to our PTL segment of $509,339.

For the nine months ended September 30, 2009, selling, general and administrative expenses increased to $18,673,589 from $18,459,602 for the nine months ended September 30, 2008 primarily for the following reasons:

•	Selling, general and administrative expenses related to our PTL segment accounted for $1,535,209 of the increase.

•	We expensed approximately $987,000 related to severance and accelerated vesting of restricted stock and options in connection with the termination of our former chief executive officer.

•	We expensed $432,000 of additional costs which incurred in connection with the acquisition of our PTL segment.

•
Offsetting the above increases was a decrease of $1,469,000 in salaries, benefits and travel expenses associated with a decrease in the sales force and decreased revenues which generated lower commission expenses, particularly in our Skin Care segment. There was a decrease of bonus expense of $475,000 due to the fact that no bonus accrual was recorded in the current year. Additionally, there was a decrease in amortization expense of $360,000 related to the impairment of certain intangibles as of the year end December 31, 2008.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2009 increased to $311,181 from $224,236 for the three months ended September 30, 2008. Engineering and product development expenses related to our PTL segment accounted for $95,470 of the increase.

Engineering and product development expenses for the nine months ended September 30, 2009 decreased to $849,588 from $881,268 for the nine months ended September 30, 2008. The decrease for the nine months ended September 30, 2009 was primarily due to meeting our financial sponsorship obligations in March 2008 for the severe psoriasis study by John Koo, MD, of the University of California at San Francisco, of $189,000. Offsetting this decrease were the expenses of our PTL segment of $186,762 for the nine months ended September 30, 2009.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2009 increased to $654,721, as compared to $251,883 for the three months ended September 30, 2008. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Three Months Ended September 30, (unaudited)
	2009	2008	Change

Interest expense	$655,518	$276,590	$378,928
Interest income	(797)	(24,707)	23,910
Net interest expense	$654,721	$251,883	$402,838

Net interest expense for the nine months ended September 30, 2009 increased to $1,738,567, as compared to $761,020 for the nine months ended September 30, 2008. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Nine Months Ended September 30, (unaudited)
	2009	2008	Change

Interest expense	$1,745,993	$892,932	$853,061
Interest income	(7,426)	(131,912)	124,486
Net interest expense	$1,738,567	$761,020	$977,547

Change in fair value of warrants

Beginning on January 1, 2009, we began recognizing certain warrants as liabilities at their respective fair values on each reporting date. We measured the fair value of these warrants as of September 30, 2009, and recognized $281,462 and $1,205,178 for the three and nine months ended September 30, 2009, respectively, in other income in recording the liabilities associated with these warrants at their fair value as of September 30, 2009.

Net Loss

The factors discussed above resulted in a net loss of $2,011,057 during the three months ended September 30, 2009, as compared to a net loss of $1,787,505 during the three months ended September 30, 2008, an increase of 12.5%. The factors discussed above resulted in a net loss of $8,232,696 during the nine months ended September 30, 2009, as compared to a net loss of $5,936,669 during the nine months ended September 30, 2008, an increase of 38.7%. The three and nine months ended September 30, 2008 included a loss on sale of discontinued operations of $131,186 and $414,658.

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the three months ended September 30, (unaudited)
	2009	2008	Change

Net loss	$2,011,057	$1,787,505	$223,552

Components included in net loss:
Depreciation and amortization	(1,221,778)	(1,038,428)	(183,350)
Stock-based compensation	(146,932)	(382,228)	235,296
Litigation costs	(38,632)	(334,160)	295,528
Interest expense, net	(654,721)	(251,883)	(402,838)
Change in fair value of warrants	281,462	-	281,462
Loss on sale of discontinued operations	-	131,186	(131,186)
	$(1,780,601)	$(1,875,513)	$94,912

The following table illustrates the impact of major expenses, namely depreciation, amortization and stock option expense between the periods:

	For the nine months ended September 30, (unaudited)
	2009		2008	Change

Net loss		$8,232,696	$5,936,669	$2,296,027

Components included in net loss:
Acquisition expenses	$	(432,352)	$-	$(432,352)
Depreciation and amortization		(3,409,245)	(3,447,891)	38,646
Stock-based compensation		(1,247,324)	(1,087,699)	(159,625)
Severance costs		(827,935)	-	(827,935)
Litigation costs		(379,313)	(805,259)	425,946
Interest expense, net		(1,738,567)	(761,020)	(977,547)
Change in fair value of warrants		1,205,178	-	1,205,178
Loss on sale of discontinued operations		-	(414,658)	414,658
		$(6,829,558)	$(6,516,527)	$(313,031)

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At September 30, 2009, our current ratio was 1.08 compared to 1.26 at December 31, 2008. As of September 30, 2009 we had $1,063,878 of working capital compared to $3,408,187 as of December 31, 2008. Cash and cash equivalents were $1,917,625 as of September 30, 2009, as compared to $3,736,607 as of December 31, 2008. We had $78,000 of cash that was classified as restricted as of both September 30, 2009 and December 31, 2008.

Cash and cash equivalents as of September 30, 2009 were $1,917,625, including restricted cash of $78,000. We have historically financed our activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Based on our presently available resources, including the private placement of our securities described below, the substantial reduction in the use of cash in the third quarter compared to the prior quarter and the third quarter of 2008 and the continuation of our restructuring efforts, we believe that we can fund operations through and beyond the fourth quarter of 2010. However, given the uncertainty in the general economic conditions and the impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern through and beyond the fourth quarter of 2010.

Starting in August 2009, we began to restructure our operations and redirect our efforts in a manner that management expects will result in improved results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize our operational costs and capital expenditures. In addition, we are developing strategies to increase ongoing revenue streams and have also refocused our sales efforts to convert customer relationships within the Domestic XTRAC segment which are underperforming under the consignment model, to a sale of the currently consigned equipment in order to make them more profitable and to accelerate cash receipts. In the quarter ended September 30, 2009, we sold 22 of these underperforming lasers, which generated approximately $592,000 in proceeds. We plan on continuing the conversion program through the fourth quarter of 2009 and anticipate raising proceeds similar to the proceeds raised in the third quarter. In addition, in an effort to preserve cash resources, we have secured from certain vendors extended payable arrangements.

On October 22, 2009, we closed a private placement of our common shares, which yielded gross proceeds of approximately $2.7 million and which improved our available cash. On November 10, 2009, we issued to an affiliate of one of the accredited investors participating in the October 22, 2009 closing an additional 230,000 shares, which yielded additional gross proceeds of $149,500. Although this financing, together with our other resources and arrangements with creditors, has satisfied our immediate liquidity constraints, we continue to explore additional opportunities to secure capital which may be used to develop new business opportunities that are not within our current forecasts or which may, if necessary, be used to fund operations. To raise additional equity financing, we must first offer any proposed terms to the Investor, and if the Investor declines such terms, then we have 30 days in which to consummate such equity financing. Any issuance of equity securities would dilute the holdings of existing stockholders, possibly to a material extent. There are no assurances, however, that we will obtain additional financing on favorable terms, or at all.

If we are unsuccessful with the restructuring of our operations and in securing additional financings, we may not be able to execute our business plan, which could have a negative impact on our working capital, and possibly our debt repayment or capital equipment needs. In such case we would assess all available or permitted alternatives. These conditions would raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should we be unable to continue as a going concern.

On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility had a commitment term of one year, which expired on December 31, 2008. We accounted for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers and in their revenue streams. Each draw against the credit facility has a repayment period of three years, except for legacy components refinanced from previous borrowings. On September 30, 2008, the facility was amended to permit us to make a fourth draw of $1.9 million in the third quarter of 2008; Life Sciences Capital did not participate in the fourth draw. We have used our entire availability under the CIT credit facility and are currently seeking additional debt financing. A summary of the terms and activity under the CIT credit facility is presented in Note 10, Long-term Debt, of the Financial Statements included in this Report.

On February 27, 2009, as part of the first tranche of the convertible debt financing in connection with our acquisition of Photo Therapeutics, the Investor funded approximately $2 million to be used to pay for costs related to the acquisition and its financing, and approximately $3 million to be used as working capital. A summary of the terms and activity under the convertible debt is presented in Note 11, Convertible Debt, of the Financial Statements included in this Report.

Net cash and cash equivalents used in operating activities – continuing operations was $1,323,787 for the nine months ended September 30, 2009 compared to $95,661 for the nine months ended September 30, 2008. The decrease was mostly due to the increase in net loss.

Net cash and cash equivalents used in investing activities – continuing operations was $14,547,871 for the nine months ended September 30, 2009 compared to $2,695,624 for the nine months ended September 30, 2008. This was primarily due to acquisition costs, net of cash received, of $12,578,022 in connection with the Photo Therapeutics acquisition. The balance of the increase was mainly for the placement of lasers into service.

The placement of lasers into service is shown net of the remaining net book value of the lasers that we have sold during the period presented. When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirement of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents provided by financing activities was $13,970,427 for the nine months ended September 30, 2009 compared to cash used of $1,013,091 for the nine months ended September 30, 2008. In the nine months ended September 30, 2009, we received $18 million in proceeds in the convertible debt financing which was partially offset by repayment of $3,684,784 on the line of credit and $261,757 for certain notes payable.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three and nine months ended September 30, 2009, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2008 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We have certain derivative financial instruments related to certain of our outstanding warrants. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $0.71 on September 30, 2009 has increased or decreased by $0.25.

The following table shows the effect of changes in the price of our common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of September 30, 2009.

		Pro-forma Information
	As Reported September 30, 2009	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$0.71	$0.46	$0.96

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$345,133	$189,549	$516,639

Change in fair value of derivative financial instruments	$-	$(155,584)	$171,506

Condensed Consolidated Statement of Operations:
Decrease in fair value of derivative financial instruments	$(1,205,178)	$(1,360,762)	$(1,033,672)

Net loss attributable to common stockholders	$(8,232,696)	$(8,077,112)	$(8,404,202)

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report are effective such that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

    No change in our internal control over financial reporting occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the matter which Ra Medical and Mr. Irwin brought against us on June 6, 2006 for unfair competition and which we removed to the United States District Court for the Southern District of California, the district court judge certified our interlocutory appeal to the Ninth Circuit Court of Appeals from the judge’s dismissal of among other things, our counterclaims of misappropriation and unfair competition. Oral argument was heard on June 4, 2009. We await the appellate court’s decision.

On October 29, 2008, Ra Medical and Dean Irwin brought a second malicious prosecution action against us, and our outside counsel, in the California Superior Court for San Diego County. The plaintiffs allege that the action we brought in January 2004 against Ra Medical and Mr. Irwin was initiated and maintained with malice. On January 22, 2009, we filed a demurrer to the complaint on the grounds that it was brought while the underlying federal court action was still on appeal before the Ninth Circuit Court of Appeals, and therefore before the plaintiffs had secured a final and favorable judgment in the underlying federal action, a necessary pre-condition to bringing the action. Our demurrer was sustained by the Superior Court, and the action was stayed with leave to amend the complaint.

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

The insurance policy under which we seek coverage from St. Paul is the same policy under which St. Paul defended and indemnified us in the first malicious prosecution action brought by Ra Medical against us. In connection with the first malicious prosecution action, we filed a declaratory judgment action in the U.S. District Court for the Eastern District of Pennsylvania against St. Paul seeking a ruling that it was obligated to pay all reasonable defense costs incurred in the defense of that action and any judgment or settlement we might incur. We obtained a summary judgment in that action holding that, under governing Pennsylvania law, the policy covered malicious prosecution claims and St. Paul was required to provide full coverage (indemnity and reasonable counsel fees) for the action brought by Ra Medical. On March 3, 2009, we filed an action in the U.S. District Court for the Eastern District of Pennsylvania seeking a declaratory judgment, consistent with the earlier ruling of this court, that the law of Pennsylvania governs the policy and that the policy provides coverage for the latest malicious prosecution action. Our complaint was served on St. Paul on March 4, 2009. We filed a motion for partial summary judgment seeking a ruling that, consistent with the earlier decision of the court, Pennsylvania law governs construction of the policy in regard to coverage for the latest malicious prosecution action. On July 28, 2009, the judge declined to dismiss our complaint or to transfer it to the Southern District of California; the judge granted our motion for partial summary judgment, holding that the insurance policy was governed by Pennsylvania law, not California law. The court in the California insurance action has been advised of the ruling of the Pennsylvania court.

On July 8, 2009, Cowen and Company brought an action in the Supreme Court of the State of New York, seeking payment of the fee it earned in connection with rendering a fairness opinion on the Company’s acquisition of Photo Therapeutics. The Company has answered the complaint. The Company has accrued $805,520 of fees and costs owing to Cowen in connection with the opinion. On November 10, 2009, the Company reached a settlement with Cowen, where under the Company will make a series of payments to Cowen, at no interest, for its fees and costs incurred in connection with its fairness opinion. The final payment will be made in August 2010.

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

4.7	Secured Convertible Promissory Note dated September 1, 2009 in favor of Perseus Partners VII, L.P.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          PhotoMedex, Inc.

Date November 16, 2009	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Executive Officer

Date November 16, 2009	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer