Form 10-K
period 2010-02-26
PHOTOMEDEX INC
filed 2010-03-23
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X]

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

Yes [ ] No [X]

The number of shares outstanding of our common stock as of June 30, 2009, was 9,033,175 shares, which does not reflect a 1-for-6 reverse stock split effective February 3, 2010. The aggregate market value of the common stock held by non-affiliates (938,698 shares), based on the closing market price ($1.00) of the common stock as of June 30, 2009 was $938,698.

As of March 22, 2010, the number of shares outstanding of our common stock was 2,238,637, reflecting the 1-for-6 reverse split of February 3, 2010, including rounding up for fractional shares.

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

Our Company

We are a Global Skin Health Solutions™ company that provides integrated disease management and aesthetic solutions through complementary laser and light-based devices, pharmaceuticals and cosmeceuticals. Through our historical relationships with dermatologists and plastic surgeons, we provide products and services that address skin diseases and skin conditions. These diseases and conditions include psoriasis, vitiligo, acne, actinic keratosis (a precursor to certain types of skin cancer) and sun damage. Our experience in addressing these diseases and conditions in the physician market has allowed us to expand our products and services to provide skin health solutions to the indoor tanning and spa markets and the in-store, on-line and television retail consumer markets for home use.

Our History

We were organized in 1987 and through 1999 were principally a research and development company with insignificant end-user revenue. In January 2000, the FDA issued a 510(k) clearance for the XTRAC laser system, an important milestone in our history. The XTRAC was a new breakthrough technology designed to treat psoriasis using targeted narrow band UVB light. Despite receiving FDA clearance, our ability to commercialize the XTRAC was limited due to the lack of insurance reimbursement available for the treatment, a key driver in the acceptance by dermatologists and their psoriasis patients. A prolonged effort was undertaken to establish insurance reimbursement, an effort that would ultimately take until 2007 for the Blue Cross Blue Shield Association to include the XTRAC in its National Reference Policy and until 2008 for all of the Blue Cross and Blue Shield Plans to issue policies covering the system.

During this period, we augmented our business through a series of acquisitions which expanded our product suite to include skincare and LED (Light Emitting Diode) product lines. While these acquisitions, along with the development and growth of the XTRAC business, have significantly increased our revenues over this time, the limited integration of the sales and marketing teams which were previously product-focused, coupled with an emphasis on short-term goals over long-term strategy, has resulted in a history of losses.

Our Key Strategies

Our current strategic focus is built upon four key components – establishment of a unified sales force focused on superior skin health expertise, expanded international capabilities, the development of alternate channels for our varied product lines and a renewed commitment to innovation of our technologies.

Establishment of a Unified Sales Force

In the fourth quarter of 2009, we began implementing a strategy to develop a single, skin health solutions-based sales force with expertise in our three primary skin health brands: XTRAC, Neova and Omnilux. The goal of this strategy is to gain sales and financial leverage out of our current sales force while providing solutions across our complete product suite to our customers. In furtherance of this strategy, we have reduced the size of our sales force by approximately 25%, which resulted in an increase in the amount of time each salesperson spends with physicians and their staff in their respective geographic territories. These steps have reduced the cost of our sales force and increased productivity.

Along with reducing the size of our sales force, we have refocused the way that we sell our products to our customers. Rather than selling discrete products, we have shifted the way we sell our skin health solutions from an individual product focus to educating our customers in the various ways they might utilize multiple products from our varied line to address their patients’ needs. This approach requires each member of our sales force to be an expert with respect to each one of our products. We have implemented a continual training program for our sales representatives to expertly position all of our products through comprehensive protocols demonstrating how our skin health solutions are best used in combination rather than simply as stand-alone offerings. We believe this approach increases our ability to sell multiple products into a single physician practice.

This new unified sales approach has created a platform for co-marketing partnership opportunities. Our sales force is now a scalable organization that is able to take products manufactured by others and add them to the skin health solutions that are presented to our customers. For example, on January 11 2010, we entered into a co-promotion agreement with Galderma Pharma S.A., or  Galderma, pursuant to which our sales force will promote Galderma’s Metvixia® drug and Aktilite® LED light for the photodynamic therapy treatment of actinic keratosis. Under the three-year co-promotion agreement, which was effective on January 1, 2010, Galderma will provide all marketing support for these products, and we will provide the direct sales effort through our existing domestic sales organization. Co-marketing partnerships, such as our partnership with Galderma, which couple our sales force and products with complementary third-party products, provide us additional opportunities to increase revenue while leveraging our existing infrastructure.

Expanded International Capabilities

In the third quarter of 2009, we realigned our international operations and selling approach, and the once limited capabilities of the international organization have been dramatically enhanced through two initiatives.

First, we have entered into an expanded management relationship with GlobalMed with respect to our laser and light-based devices. GlobalMed is an international distribution and management company focused on creating increased market opportunity through the engagement and management of local in-country distributors and providing assistance in expediting regulatory approvals. Historically, GlobalMed managed our distribution relationships in the Pacific Rim for the XTRAC and VTRAC product lines, which represented a majority of our total international device sales. As a result of its success in managing our Pacific Rim distribution relationships, we have now expanded its responsibilities to include all of our laser and light-based devices in substantially all markets outside of the U.S. For purposes of our business and the discussion in this prospectus, we consider the “Pacific Rim” to include the following countries: the Philippines, China, Taiwan, Korea, Japan, Singapore, Malaysia, Indonesia, Thailand, Australia, New Zealand, Cambodia and Vietnam. GlobalMed’s efforts are supported by our internal organization and by GlobalMed employees in each major region of the world.

Second, we have begun to undertake significant efforts to expand the international reach of our skincare business in both the physician and consumer channels. We have reformulated our clinical skincare products by eliminating certain preservatives and other ingredients in order to comply with international regulations. All of our skincare product packaging has been redesigned to meet international regulations, and we are currently in the process of making required filings in order to register our products in certain foreign jurisdictions. We intend to submit applications for product marketing approval in Canada, China, the European Union, Japan, Korea, Mexico and certain countries in South and Central America in the first half of 2010 and anticipate that we may obtain one or more approvals by the end of 2010. Our sales approach in these countries will incorporate procedure-specific protocols for in-office treatments coupled with outpatient product kits designed for patients to continue to use the products at home. The protocols combine the use of several of our skincare products and Omnilux professional and hand-held LED light systems in a regimen designed to address skin rejuvenation, acne clearance, skin brightening, eye treatment and recovery and photoaging repair. In these unique protocols, our copper peptide complexes, DNA repair enzymes and LED technology combine to provide patients with optimized treatment outcomes.

In addition, we have put in place an international organization of employees comprised of seven professionals, including five employees and two consultants, capable of driving the sales, marketing, regulatory and operational requirements of international sales for our clinical skincare and handheld Omnilux products throughout the world. This organization effectively interfaces with GlobalMed and our other direct distribution partners. We have distribution capability through approximately 65 distribution partners worldwide.

Development of Alternate Channels

We are currently focused on expanding sales of our professional products through channels beyond the physician markets that we serve. Our products are adaptable to alternative channels of distribution, enabling us to expand our sales opportunities through industry-leading distributors and directly to end consumers.

We believe that there are opportunities to sell our products through non-physician related markets in which our customers can sell or distribute our products to consumers. We are accessing these markets either through direct relationships with multi-location organizations or through relationships with distributors. In the indoor tanning market, which today services approximately 30 million people in the U.S. on an annual basis, we sell Omnilux LED devices and certain skincare products directly to Planet Beach, Planet Beach International, LLC and Planet Beach Franchising Corporation for use and sale within their tanning/spa franchises. ETS, LLC, the leading distributor in the indoor tanning industry, purchases Omnilux and skincare products for sale in their substantial network of stores. In addition, we are working with a leading tanning bed manufacturer on what we believe will be significant enhancements to their products through incorporation of our skin rejuvenation light technology. In the spa market, we have developed a relationship with Four Seasons Sales & Service, Inc., a Nashville, Tennessee-based company that specializes in indoor tanning equipment and supplies, to carry our Omnilux products. We intend to expand this relationship and enter into new relationships with several other spa groups both domestically and internationally to sell our other products.

To further expand our retail channels, we are working with GlobalBeauty to develop new sales channels in the direct-to-consumer skincare markets, including the in-store, on-line and television retail channels. GlobalBeauty is experienced in identifying and pursuing, through long-standing relationships, distribution of retail and home-use products and technologies through the appropriate specialty, prestige and mass retail channels and electronic media. As a result of this new relationship, the Omnilux New-U handheld unit for the reduction of wrinkles aired for the first time on the Home Shopping Network in January 2010. Our strategy in working with GlobalBeauty is to maximize the distribution of our skincare and home-use Omnilux products into appropriate channels and to develop new lines of skincare products specifically to take advantage of the retail opportunity that we believe our technologies present.

Other retail opportunities have led us to enter into an agreement with a leader in household health and personal care products for the worldwide distribution of our Omnilux handheld acne product. Our partner in this relationship had approximately $10 billion in worldwide revenue in 2008. Omnilux incorporates clinically efficacious doses of LED light into a home-use device capable of treating skin rejuvenation or wrinkle reduction and providing an effective regimen for the clearance of acne. We believe future indications may also include applications for alleviating pain and accelerating the healing of certain wounds.

Renewed Commitment to Innovation

We believe that our innovative products have been crucial to our ability to succeed in the extremely competitive skin health market. Under the guidance of our Scientific Advisory Board, future indications for our products are being explored as well as potential combinations of our products with other dermatological treatments. We have recently launched, or are working on, innovative uses for our technologies that we believe will allow us to leverage the success of our current products in the marketplace.

       XTRAC Velocity.    Prior to June 2009, we offered the XTRAC Ultra as our only solution for the treatment of psoriasis. The XTRAC Ultra is most appropriate for use on patients with mild to moderate psoriasis. We did not have a device which physicians could  use to treat patients with severe psoriasis. Over $1 billion is spent annually in the U.S. on device and drug treatments intended for severe psoriasis, many of which have systemic side effects or FDA warning labels. To deliver a safe and more cost-effective treatment for severe psoriasis, we launched the XTRAC Velocity, an innovation of the XTRAC Ultra. The XTRAC Velocity is three times faster and more powerful than the XTRAC Ultra, making it ideal for practices having a greater mix of severe patients or having a significantly larger volume of psoriasis patients overall. With the innovation of the XTRAC Ultra into the XTRAC Velocity, we now have a psoriasis solution for physician practices of all sizes and patient demographics.

In addition, beginning in early 2010, we are co-sponsoring a clinical trial with Dr. John Y. M. Koo, the Director of the Psoriasis Treatment Center at the University of California San Francisco Medical Center, to demonstrate the effectiveness of the XTRAC Velocity in combination with the drug Clobex from Galderma for patients with severe psoriasis. Dr. Koo has published numerous articles and book chapters in the field of psoriasis. The goal of this study is to achieve better patient results in fewer treatments than either the drug or the XTRAC Velocity can achieve as a stand-alone treatment. If successful, the end result will be greater efficacy and convenience for the patient, which we believe will result in an increase in the use and applicability of the XTRAC Velocity in severe psoriasis.

DNA Repair.    UV-induced stresses to the skin can cause damage to skin cells and their DNA. The first natural line of defense against the damaging effects of the sun is melanin, which reflects or absorbs UV light and prevents damaging UV rays from striking the DNA in the cell nucleus. During this process, UV photons produce a chemical in the DNA bases, which alters the genetic code. Alterations to those genes can interrupt or destroy the repair process. The consequences of unrepaired DNA damage for skin cells can be severe and include discolorations, wrinkles and other signs of photodamage.

We have identified certain types of damage that, if not repaired quickly, become permanent. Our new DNA Repair topical products, which include DNA Nourishing Lotion and DNA Total Repair, use innovative technology to address DNA damage by activating the skin’s natural recovery process after damage has occurred but before the secondary result, such as erythema or skin cancer, appears. Modern sunscreen products frequently combine UV filters with one or more antioxidants, which provide a degree of secondary photoprotection against oxygen radicals. Our DNA Repair products activate the DNA repair process. The liposome system used in our DNA Repair products has been specifically engineered for the transference of DNA repair enzymes into epidermal cells and to enhance DNA repair of UV-irradiated skin.

Our DNA Repair products help skin continuously repair its appearance in three advanced ways. First, the products heighten the skin’s natural repair process, which, over time, results in a reduction in the visible signs of aging, including fine lines, wrinkles and discolorations. Second, the products help skin continuously repair the appearance of past damage caused by UV exposure before they become permanent. Finally, the products, which contain a blend of an anti-inflammatory and a powerful antioxidant, block the activation of the two enzymes, elastase and matrix metalloproteinase, which degrade collagen and elastin and destroy the skin’s supporting structure, leading to wrinkle formation.

Omnilux Home Use Devices.    Consumers have long sought products that would help them look their best conveniently and affordably. Since the prices of professional procedures performed in a salon, spa or medical office can be high, and traveling to these establishments for treatment typically entails an additional commitment of time for the consumer, products developed for home-use often best meet these needs. The Omnilux New-U for treating peri-orbital wrinkles was cleared by the FDA for over-the-counter sale directly to the consumer on March 3, 2008. The Omnilux Clear-U was cleared by the FDA for over-the-counter sale directly to the consumer on January 16, 2009. We are continuing to advance the technology by reducing the size of the products even further and thereby reducing their manufacturing costs. We intend to launch the Omnilux Nano and the Omnilux Micro in 2010. Both will have the same power as the larger Clear-U and New-U, but the Nano will treat fewer skin surface areas in a single treatment, and the Micro will only have one wavelength rather than two. Both advancements will result in a lower selling price for the products as compared to the Clear-U and New-U, providing greater access to the technology by the consumer.

Our Products

Our products have applications in two general areas: management of skin diseases and conditions and skincare. Some of our products, which are described in more detail below, address both the management of skin diseases and conditions and skincare areas.

Our Ability to Treat Skin Diseases and Conditions

Our XTRAC System

In January 2000, we obtained FDA 510(k) clearance to market our XTRAC excimer laser system for the treatment of psoriasis, a chronic, autoimmune disease that appears on the skin. Indications for the XTRAC were later expanded to include the treatment of vitiligo, a medical condition that causes the skin to lose color; atopic dermatitis (eczema), an inflammation of the skin; and leukoderma, an acquired condition with localized loss of pigmentation of the skin that may occur after any number of inflammatory skin conditions, including burns and scars.

According to the National Psoriasis Foundation, psoriasis afflicts as many as 7.5 million Americans and 125 million people worldwide. While the exact cause of psoriasis is unknown, the immune system and genetics play major roles in the development of this disease. Most researchers agree that the immune system is mistakenly triggered, which causes the acceleration of skin cell growth. Normal skin cells mature and fall off the body in 28 to 30 days. In a patient with psoriasis, skin cells take only three to four days to mature and instead of falling off, build up on the surface of the skin, forming psoriatic lesions.

Our XTRAC system applies a concentrated dose of UVB radiation directly to the diseased skin at a high intensity, which temporarily stops this excess cell buildup and allows the diseased skin to return to a more normal state during a term of remission. Remission length varies from several months to in excess of one year. Our XTRAC system utilizes a 308-nm light wavelength, which studies have shown to be an optimal wavelength to treat psoriasis effectively.

Nearly one-quarter of people with psoriasis have cases that are considered moderate to severe. We offer two versions of our XTRAC system: the XTRAC Ultra, which has been established as one of the most clinically effective therapies for treating patients with mild to moderate psoriasis, and the XTRAC Velocity, launched in June 2009, which is three times faster than the XTRAC Ultra and enables physicians to safely treat severe psoriasis patients conveniently and effectively without the significant side effects of other more expensive modalities.

Vitiligo, which affects up to 2% of the world population, develops when cells called melanocytes die or are destroyed by the body’s immune system. As the cells die, an area of skin or hair turns white because the cells no longer make pigment. The XTRAC treatment of vitiligo, delivered in much the same way as when treating psoriasis but requiring more treatments, re-ignites the melanocytes causing pigment to return to the skin. We do not yet know how long the positive effects of our treatment for vitiligo will last on an individual, but based on anecdotal data we believe the re-pigmentation may last for several years. Vitiligo is genetically inherited and is thought to be triggered by certain unknown environmental factors. There is presently no known cure for vitiligo.

Our VTRAC System

Our VTRAC system is a lamp-based product line that is sold principally outside of the U.S. and is used to treat the same diseases and conditions as the XTRAC laser. This product offering provides an effective, non-laser option to compete against lower-priced UVB lamp-based international competitors.

Our Omnilux Products

We market a family of products under the brand name Omnilux that produce certain therapeutic wavelengths of light through LEDs. Our Omnilux technology is based on narrowband LEDs and the range of products include the Omnilux blue (blue light), Omnilux revive (red light), Omnilux plus (infrared light) and Omnilux PDT (red light-marketed only outside the U.S.). The professional products consist of a base unit upon which an interchangeable LED head is attached.

Each detachable treatment head delivers pure, optimized, narrowband light via a matrix of LEDs carefully positioned to deliver a measured dosage of light to the treatment area. In addition, we have developed two hand-held home-use devices, the Omnilux New-U for the treatment of peri-orbital wrinkles (skin rejuvenation) and the Omnilux Clear-U for the treatment of acne.

Our Omnilux products provide treatments for acne and actinic keratosis and also offer skin health solutions addressing skin rejuvenation, anti-aging, post-procedure care and wound healing. The Omnilux therapy stimulates the body’s own cellular mechanisms through a process known as photomodulation. The therapy produces no heat, is non-invasive and non-ablative and causes no damage to sub-dermal tissue.

Actinic keratosis is considered the earliest stage in the development of certain skin cancers. The treatment for actinic keratosis lesions ranks as one of the most frequent reasons that people consult a dermatologist.

Acne is the most common skin disorder in the U.S., affecting as many as 50 million Americans. The bacteria within acne produce chemicals, that when stimulated by the blue light of the Omnilux blue, neutralize the bacteria. With the bacteria eliminated, the inflammation of acne subsides. Red light is also used in the treatment of acne due to its anti-inflammatory properties. The handheld Omnilux Clear-U device allows the user to switch between red light and blue light in the same device.

Galderma’s Metvixia and Aktilite Products

On January 11, 2010, we entered into a co-promotion agreement with Galderma, pursuant to which our sales force will promote Galderma’s Metvixia drug and Aktilite LED light for the photodynamic therapy treatment of actinic keratosis. Metvixia is a topical porphyrin precursor used in photodynamic therapy. When applied to actinic keratosis lesions, Metvixia is selectively absorbed into precancerous cells causing a build-up of endogenous porphyrins. These endogenous porphyrins are illuminated with the Aktilite CL128 lamp emitting a narrow output spectrum of red light with a peak wavelength at 630 nm. Subsequently, a reaction occurs that results in the destruction of the precancerous cells. Clinical trials in various countries with the Metvixia PDT system have shown comparable or better response rates than conventional treatments, such as cryotherapy or surgery. Metvixia PDT selectively targets precancerous cells so the surrounding healthy cells are less subjected to the treatment, therein minimizing scarring and ensuring more acceptable cosmetic outcomes for patients.

Our Skin Health Solutions—Neova Therapy and Omnilux Products

Skin Rejuvenation and Anti-Aging

The highly competitive clinical skincare market has been dominated by anti-aging products. They continue to lead the skincare market with over $30 billion in estimated global sales. Over the last seven years, the skincare market has witnessed an increasing convergence of the personal care and pharmaceutical industries, which has led to the emergence of new hybrid markets where actives and ingredients have been leveraged from pharmaceuticals into cosmeceuticals. Our Neova Therapy product line consists of anti-aging and skin rejuvenation products that we specifically developed in response to the demand from physician customers for a comprehensive approach to medically directed skincare. The Neova Therapy line of copper peptide complex products includes moisturizers and serums that are complemented by cleansers, toners and masks for an integrated approach to skincare. We also market a line of facial peel products and Neova Advanced Essential Lash, an eyelash conditioner. We have recently added products containing DNA repair enzymes to our line of Neova products. DNA repair enzymes are designed to help cellular components of skin recover from past damage. They may also help restore thymine dimers, which are pieces of DNA that have been broken by UV exposure. Our Omnilux revive and Omnilux plus products deliver wavelengths of light in the red and infrared spectrums which have been proven to stimulate cellular mechanisms responsible for tissue repair and regeneration. The Omnilux products are used both as stand-alone treatment as well as in conjunction with our Neova line of products.

Post-Procedure Care and Wound Healing

The global market size for advanced/active wound care products is estimated to be $4.9 billion and growing at a 10% annual rate. Within our Neova line, our Complex Cu3 topical products provide a comprehensive approach to post-procedure care and allow us to differentiate our line of skincare products on the basis of our proprietary copper and manganese peptide technologies.

Studies have indicated that the skin heals more rapidly with the use of copper peptide compounds than with a placebo treatment. Our Complex Cu3 Post Laser Lotion, Intensive Repair Crème, Cleanser and Hydrating Gel products containing copper peptide compounds are used to treat patients following chemical peels, microdermabrasion and laser treatments. Our Omnilux professional and handheld units also provide wound healing results. Trials have clearly displayed that 633 nm light not only enhances DNA synthesis, but also augments cellular tissue regeneration pathways, including collagen deposition. Light at 830nm is known to stimulate tissue, remodel cell lines and influence remodeling and restructuring of collagen. Study groups have shown that near-infrared light (830nm, Omnilux plus) combined with red light (633nm, Omnilux revive) accelerates the wound healing response and therefore offers an effective treatment for the healing of compromised tissue. The Omnilux handheld New-U combines both wavelengths in a single device.

Sun Protection

Ti-Silc and Z-Silc are our line of advanced sun protection products, which are recommended by dermatologists and plastic surgeons to assist in the prevention of sun exposure that can lead to a number of problems including age spots, hyperpigmentation, premature aging and melanoma.

Our Surgical Products

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

Competition

The market in which our XTRAC system competes is highly competitive. We compete with other products and methodologies used to treat the symptoms of psoriasis, vitiligo, atopic dermatitis and leukoderma, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system will favorably compete with alternative treatments for these disorders primarily on the basis of its effectiveness, as well as on the basis of its cost-effectiveness. Market acceptance of our XTRAC system treatment for these diseases is dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as a preferred treatment modality.

In addition, all or a portion of patient costs for many of the alternative treatments are paid or are reimbursable by health insurance coverage or other third-party payors, such as Medicaid and Medicare. Patient costs for treatments utilizing our XTRAC system may not be initially eligible for health care coverage or reimbursement by third-party payors until such payors approve reimbursement. This may cause some patients or physicians to choose alternative treatments offered by our competitors that are eligible for such coverage reimbursement.

We also face direct competition from other companies, including large pharmaceutical companies, engaged in the research, development and commercialization of treatments for psoriasis, atopic dermatitis, vitiligo and leukoderma. In some cases, those companies have already received FDA approval or commenced clinical trials for such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials and marketing than we do.

Various other companies are now marketing laser-based phototherapy treatment products. In addition to one company that has received FDA clearance to market an excimer laser for the treatment of psoriasis in the U.S., we are aware of foreign-based companies which market an excimer laser for the treatment of skin disorders outside of the U.S. Other devices include pulse-dye lasers, lamp-based systems, intense pulsed systems and standard UVB systems using fiber-optic delivery systems. We expect that other devices may enter the market in the future. All of these technologies will continue to evolve with time. We cannot say how much these technologies will impact us, but we anticipate that most competitors that enter the U.S. market will not use a fee-per-procedure model but will use an outright sales model and will likely sell not on claims of superior quality, but on claims of lower prices and possibly better economic returns. Non-laser systems are typically reimbursed at substantially lower rates.

Competition in the wound care, skin health and hair care markets is intense. Our competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Obagi, La Roche Posay, Pavonia, Decleor, Murad and Allergan. These competitors have substantially more financial and other resources, larger research and development staffs and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals and in manufacturing, supply chain control, marketing and distribution than we do. A number of smaller companies are also developing or marketing competitive products. Our competitors may succeed in developing and commercializing products or obtaining patent protection or other regulatory approvals for products more rapidly than we can. In addition, competitive products may be manufactured and marketed more successfully than our potential products. Such developments could render our existing or potential products less competitive or obsolete and could have a material adverse effect on our business, financial condition and results of operations.

With regard to surgical lasers, we face substantial competition from other manufacturers of surgical laser systems, whose identity varies depending on the medical application for which the surgical system is being used and from traditional surgical methods. Other companies are developing competitive surgical systems and related technologies. Many of these companies are substantially larger and have substantially greater resources than we do.

Our LED products also face substantial competition. We compete based on quality of design, manufacturing and clinical research. In addition, we have a broad intellectual property position which may deter companies with LED products from entering the market.

Manufacturing

We manufacture our excimer products at our 8,000 sq. ft. facility in Carlsbad, California; we have also leased another facility of approximately 6,000 sq. ft. that is nearby. We manufacture our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We substantially outsource the manufacturing of our Skin Care products to OEM contract manufactures.

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

We currently out-source the manufacturing of our PTL products. The professional product offerings are currently manufactured by an OEM manufacturer in the UK with tooling provided and owned by us. We believe that the manufacturing capacity of this supplier is more than adequate for anticipated demand. Quality control is performed at the OEM manufacturer and at our PTL facilities in the UK and the U.S. The hand-held devices and the consumable products are manufactured by an OEM manufacturer in Carlsbad, CA. We are currently reliant on a single supplier for LEDs. We have not had any difficulties in product supply to date, but we are actively seeking an alternate supplier.

Research and Development

As of March 22, 2010, our research and development team, including engineers, included 13 employees. We conduct research and development activities at four of our facilities. Our research and development expenditures were approximately $1.1 million in 2009, $1.1 million in 2008 and $0.8 million in 2007.

Our research and development activities are focused on:

•	the application of our XTRAC system to the treatment of inflammatory skin disorders;
•	the development of complementary devices to further improve the phototherapy treatments performed with our XTRAC and other light-based systems;
•	the development of new lines of phototherapy products for medical treatments;
•	the development of new skin health and hair care products;
•	the development of DNA skin health protocols;
•	the improvement of surgical products through tissue-effect technologies that include laser and non-laser based technologies focused on improving our product offerings;
•	the development of new lines of delivery systems for medical treatments; and
•
the development of additional products and applications, whether in phototherapy or surgery, by working closely with our scientific advisory board, medical centers, universities and other companies worldwide.

Patents and Proprietary Technologies

We intend to protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Our policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by seeking protection of improvements. The patents in our Skin Care business segment relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of December 31, 2009, we had 71 domestic and foreign issued patents, which serve to help protect the technology of our businesses in phototherapy, skin health and hair care and surgical products and services. As of December 31, 2009, we had 43 patent applications pending in the U.S. and abroad.

We have licensed certain of our proprietary technology to third parties. We seek licenses from third parties for technology that can broaden our product and service offerings. For example, we secured a license from the Mount Sinai School of Medicine, New York, New York, which granted us exclusive rights to a patent directed to the use of excimer lasers in the treatment of vitiligo.

We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skincare products. Accordingly, we had federally registered 35 of our trademarks in the U.S. as of December 31, 2009. In addition, as of December 31, 2009, we had 121 trademark registrations for our products in foreign jurisdictions. Trademarks for products that are not commercially important may be allowed to lapse.

Government Regulation

Regulations Relating to Products and Manufacturing

Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FDA Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our XTRAC system, surgical lasers and other products currently under development by us. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

In the U.S., medical devices are classified into three different classes, Class I, II, and III, on the basis of controls deemed necessary to provide a reasonable assurance of the safety and effectiveness of the device. Class I devices are subject to general controls, such as facility registration, medical device listing, labeling requirements, premarket notification (510(k)) (unless the medical device has been specifically exempted from this requirement), adherence to the FDA’s Quality System Regulation, and requirements concerning the submission of device-related adverse event reports to the FDA. Class II devices are subject to general and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Some Class III devices are 510(k)-exempt. Generally, Class III devices are those that must receive premarket approval by the FDA to provide a reasonable assurance of their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices.

With limited exceptions, before a new medical device can be distributed in the U.S., marketing authorization typically must be obtained from the FDA through a premarket notification under Section 510(k) of the FDA Act, or through a premarket approval application under Section 515 of the FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device (or to pre-amendments Class III devices for which the FDA has yet to call for premarket approvals). We have received FDA 510(k) clearance to market our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma and to market our PTL products for a variety of indications for use. Additionally, the FDA has issued clearances to commercially market our Contact Laser System (which includes the system’s laser unit, laser probes, laser scalpels and fiberoptic delivery systems) in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardiothoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances. The range of clearances for our diode laser system is similar to the range of clearances for the CLMD Nd:YAG laser systems. In October 2008, we received 510(k) clearance for laser lipolysis to be performed with our 980 nm diode laser.

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device, or that constitute a major change in the intended use of the device, will require a new 510(k) submission. In August 2003, the FDA granted 510(k) clearance for a significantly modified version of our XTRAC laser, which we have marketed as the XTRAC XL Plus Excimer Laser System. In October 2004, the FDA granted clearance for the XTRAC Ultra (AL 8000) Excimer Laser System and, in March 2008, we received 510(k) clearance for the XTRAC Velocity (AL 10000) Excimer Laser System.

A premarket approval application may be required for a Class II device if it is not substantially equivalent to an existing legally marketed Class I or II device (or a preamendments Class III device for which the FDA has yet to call for premarket approval) or if the device is a Class III premarket approval device by regulation. A premarket approval application must be supported by valid scientific evidence to demonstrate a reasonable assurance of safety and effectiveness of the device, typically including the results of clinical trials, bench tests and possibly animal studies. In addition, the submission must include, among other things, the proposed labeling. The premarket approval process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

We are subject to routine inspection by the FDA and, as noted above, must comply with a number of regulatory requirements applicable to firms that manufacture medical devices and other FDA-regulated products for distribution within the U.S., including requirements related to device labeling (including prohibitions against promoting products for unapproved or off-label uses), facility registration, medical device listing, labeling requirements, adherence to the FDA’s Quality System Regulation, good manufacturing processes and requirements for the submission of reports regarding certain device-related adverse events to the FDA.

We are also subject to the radiological health provisions of the FDA Act and the general and laser-specific radiation safety regulations administered by the Center for Devices and Radiological Health, or CDRH, of the FDA. These regulations require laser manufacturers to file initial, new product, supplemental and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features (depending on the class of product) in lasers sold to end users pursuant to a performance standard and to certify and appropriately label each laser sold as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Moreover, we are obligated to repair, replace, or refund the cost of certain electronic products that are found to fail to comply with applicable federal standards or otherwise are found to be defective. The CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, we have filed the documentation with the CDRH for our laser products requiring such filing and have not experienced any difficulties or incurred significant costs in complying with such regulations.

We have received ISO 13485/EN46001 certification for our XTRAC system and our Diode, holmium and CO2 laser systems. This certification authorizes us to affix a CE mark to these products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE mark. We also will be required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.

Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S and foreign governments to permit product sales and criminal prosecution.

As to our cosmetic products in the Skin Care business segment, the FDA Act and the regulations promulgated thereunder and other federal and state statutes govern the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products. Our cosmetic products and product candidates in the Skin Care business segment may be regulated by any of the various FDA Centers. Routinely, however, cosmetics are regulated by the FDA’s Center for Food Safety and Applied Nutrition. In other countries, cosmetic products may also be regulated by similar health and regulatory authorities.

The Skin Care business also has three devices (e.g. wound care dressings) subject to 510(k) clearance, seven products (e.g. sunscreen products) that contain drugs approved for use in over-the-counter products, and one prescription drug. The process of obtaining and maintaining regulatory approvals in the U.S. and abroad for the manufacturing or marketing of our existing and potential skincare products is potentially costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to clinically test, manufacture or market products.

Failure to obtain regulatory approvals where appropriate for our cosmetic, device or drug product candidates or to attain or maintain compliance with quality system regulations or other manufacturing requirements could have a material adverse effect on our business, financial condition and results of operations.

We are or may become subject to various other federal, state, local and foreign laws, regulations and policies relating to, among other things, safe working conditions, good laboratory practices and the use and disposal of hazardous or potentially hazardous substances used in connection with research and development.

Fraud and Abuse Laws

Because of the significant federal funding involved in Medicare and Medicaid, Congress and the states have enacted, and actively enforce, a number of laws whose purpose is to eliminate fraud and abuse in federal health care programs. Our business is subject to compliance with these laws.

Anti-Kickback Laws

In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The U.S. federal healthcare programs’ Anti-Kickback Statute makes it unlawful for individuals or entities knowingly and willfully to solicit, offer, receive or pay any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease or order, or arranging for or recommending purchasing, leasing, or ordering, any good, facility, service, or item for which payment may be made in whole or in part under a federal healthcare program such as Medicare or Medicaid. The Anti-Kickback Statute covers “any remuneration,” which has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the arrangement can be found to violate the statute. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, several courts have permitted kickback cases brought under the Federal False Claims Act to proceed, as discussed in more detail below.

Because the Anti-Kickback Statute is broadly written and encompasses many harmless or efficient arrangements, Congress authorized the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, to issue a series of regulations, known as “safe harbors.” For example, there are regulatory safe harbors for payments to bona fide employees, properly reported discounts, and rebates, and for certain investment interests. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the statute. The failure of a transaction or arrangement to fit precisely within one or more of the exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that arguably implicate the Anti-Kickback Statute but do not fully satisfy all the elements of an exception or safe harbor may be subject to increased scrutiny by government enforcement authorities such as the OIG.

Many states have laws that implicate anti-kickback restrictions similar to the Anti-Kickback Statute. Some of these state prohibitions apply, regardless of whether federal health care program business is involved, to arrangements such as for self-pay or private-pay patients.

Government officials have focused their enforcement efforts on marketing of healthcare services and products, among other activities, and recently have brought cases against companies, and certain sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, including Medicare and Medicaid. The “qui tam,” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. Medical device companies, like us, can be held liable under false claims laws, even if they do not submit claims to the government where they are deemed to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims.

The False Claims Act also has been used to assert liability on the basis of misrepresentations with respect to the services rendered and in connection with alleged off-label promotion of products. Our future activities relating to the manner in which we sell our products and document our prices such as the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws.

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. A number of states have enacted false claim laws analogous to the federal civil False Claims Act and many of these state laws apply where a claim is submitted to any state or private third-party payor. In this environment, our engagement of physician consultants in product development and product training and education could subject us to similar scrutiny. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

HIPAA Fraud and Other Regulations

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created a class of federal crimes known as the “federal health care offenses,” including healthcare fraud and false statements relating to healthcare matters. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or to obtain by means of false of fraudulent pretenses, any money under the control of any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Entities that are found to have aided or abetted in a violation of the HIPAA federal health care offenses are deemed by statute to have committed the offense and are punishable as a principal.

We are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-U.S. jurisdictions that generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the U.S. will be with governmental entities and therefore subject to such anti-bribery laws.

HIPAA and Other Privacy Regulations

The regulations that implement HIPAA also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Several regulations have been promulgated under HIPAA’s regulations including: the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, which restricts the use and disclosure of certain individually identifiable health information, the Standards for Electronic Transactions, or the Transactions Rule, which establishes standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures, and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, which requires covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we do not believe we are a covered entity and therefore are not currently directly subject to these standards, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us.

The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and the restrictions on use and disclosure of patient identifiable health information. HITECH also fundamentally changed a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. Moreover, HITECH requires covered entities to report any unauthorized use or disclosure of patient identifiable health information, known as a breach, to the affected individuals, the United States Department of Health and Human Services, or HHS, and depending on the size of any such breach, the media for the affected market. Business associates are similarly required to notify covered entities of a breach. Most of the HITECH provisions will become effective in February 2010 and it is expected that the HHS will issue regulations to clarify many of the new provisions. HHS has already issued regulations governing breach notification which were effective in September 2009.

HITECH has increased civil penalty amounts for violations of HIPAA by either covered entities or business associates up to an annual maximum of $1.5 million for uncorrected violations based on willful neglect. Imposition of these penalties is more likely now because HITECH significantly strengthens enforcement. It requires HHS to conduct periodic audits to confirm compliance beginning in February 2010 and to investigate any violation that involves willful neglect which carries mandatory penalties beginning in February 2011. Additionally, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations of HIPAA Privacy and Security Rules that threaten the privacy of state residents.

In addition to federal regulations issued under HIPAA, some states have enacted privacy and security statutes or regulations that, in some cases, are more stringent than those issued under HIPAA. In those cases, it may be necessary to modify our planned operations and procedures to comply with the more stringent state laws. If we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

Federal and state consumer protection laws are being applied increasingly by the United States Federal Trade Commission, or FTC, and state attorneys general to regulate the collection, use, storage and disclosure of personal or patient information, through websites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Numerous other countries have or are developing laws governing the collection, use, disclosure and transmission of personal or patient information.

HIPAA as well as other federal and state laws apply to our receipt of patient identifiable health information in connection with research and clinical trials. We collaborate with other individuals and entities in conducting research and all involved parties must comply with applicable laws. Therefore, the compliance of the physicians, hospitals or other providers or entities with whom we collaborate also impacts our business.

Third-Party Reimbursement

Our ability to market our phototherapy products successfully depends in large part on the extent to which various third parties are willing to reimburse patients or providers for the cost of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payors are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs or other treatments are available, third-party payors may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

Reimbursement systems in international markets vary significantly by country and by region within some countries and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets, there are private insurance systems, as well as government-managed systems. Our XTRAC products remain substantially without approval for reimbursement in many international markets under either government or private reimbursement systems. Since our skincare products are primarily for cosmetic applications, reimbursement is not a critical factor in growing revenues for this product segment.

In 2008, we continued our efforts to secure private, third-party reimbursement in our Domestic XTRAC business segment. We secured favorable reviews by BlueCross or BlueShield affiliates in California, Arizona, Massachusetts and Tennessee, which now essentially provides comprehensive coverage throughout the U.S. Blue Cross/Blue Shield Plans. Many private plans key their reimbursement rates to rates set by the Centers for Medicare and Medicaid Services under three distinct CPT codes based on the total skin surface area being treated.

As of December 31, 2009, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2009 national payment of approximately $161.66 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2009 national payment of approximately $160.58 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2009 national payment of approximately $234.91 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

In addition to Medicare and Medicaid, consistent domestic private healthcare reimbursement is critical for significant growth in XTRAC system procedures. There were more than 152,000 XTRAC procedures in 2009, 140,000 XTRAC procedures in 2008, 113,000 XTRAC procedures in 2007, 89,000 XTRAC procedures in 2006, 60,000 XTRAC procedures in 2005 and more than 50,000 XTRAC procedures in 2004 with the majority being covered by third-party reimbursement. Historically, it has been our belief that a rapid increase in widespread adoption of private healthcare reimbursement was being thwarted by a perception that the XTRAC therapy, although widely publicized as clinically safe and efficacious, was not economically cost-effective compared to other existing therapies. We sponsored the completion of an economic and clinical study to review the clinical and economic effectiveness of the XTRAC laser as a second-step therapy for the treatment of psoriasis. The conclusions of the study were: there is no additional direct cost of adding XTRAC as second-line therapy in a managed care plan;

XTRAC is a cost-effective second-line treatment for mild-to-moderate plaque psoriasis; XTRAC requires fewer office visits than the majority of other treatments evaluated; XTRAC has a lower cost per treatment-free-day than the majority of other treatments evaluated; and XTRAC has a lower cost per remission day than the majority of other treatments evaluated. The results of this study were compiled in a data compendium and distributed to all the major health insurers; the results have also been published in a peer-review journal. From 2005 through 2008 substantive progress was made in connection with obtaining approvals for covering medically necessary targeted UVB therapy for mild to moderate psoriasis i.e. lesions over less than 5% of body surface area. We are now seeking approvals for severe psoriasis. In fact, Independence Blue Cross and Blue Shield have already approved the XTRAC for treatment up to 20% body surface area.

Employees

As of March 22, 2010, we had 131 full-time employees, which consisted of three executive officers, 11 senior managers, 49 sales and marketing staff, 28 people engaged in manufacturing of lasers, 11 customer-field service personnel, 13 engaged in research and development, including eight engineers, and 17 finance and administration staff. We intend to hire additional sales personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

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

Historically, we have incurred significant losses and have had negative cash flows from our dermatological operations. Our surgical products business also has generated losses in recent years. To date, we have dedicated most of our financial resources to research and development and selling, general and administrative expenses. As of December 31, 2009, our accumulated deficit was approximately $115,841,000.

Our future revenues and success depend significantly upon acceptance and adoption of our excimer laser systems for the treatment principally of psoriasis. Our XTRAC system for the treatment of this condition generates revenues, but those revenues were insufficient under our consignment model to generate consistent, positive cash flows from our operations in the domestic XTRAC business segment. Our future revenues and success depend on revenue growth from our revamped sales strategies in our dermatological business. Our ability to market our products and services successfully under our revamped strategies and the expected benefits to be obtained from our products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

There can be no assurance that we will be able to maintain adequate liquidity to allow us to continue to operate our business or prevent the possible impairment of our assets. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan. Any failure to achieve and maintain profitability would continue to have an adverse effect on our stockholders’ equity and working capital and could result in a decline in our stock price or cause us to cease operations.

Recent adverse developments with respect to our industry and the global macro-economy generally have adversely affected our business and our liquidity, the effect of which has resulted in our need to obtain additional financing.

The national and global economic downturn has resulted in a decline in overall consumer spending, a decline in access to credit and increased liquidity risks, all of which have impacted, and could continue to impact our business, financial condition and results of operations for the foreseeable future. Given our significant operating losses, negative cash flows, current forecasts and financial position as of July 31, 2009, we required significant additional funds in order to fund operations through and beyond the first quarter of 2010. There are no assurances that we will obtain additional equity or debt financing on favorable terms, or at all. In addition, there are no assurances that our new sales strategies will result in growth in our revenues. In the event that we are unsuccessful in raising requisite additional capital and in the event that we are also unsuccessful in spurring revenue growth, we may not be able to timely satisfy our working capital, debt repayment or capital equipment needs or execute our business plan. These adverse outcomes, should they both materialize, would raise substantial doubt about our ability to continue as a going concern.

In October 2009, we launched a private placement in which we received proceeds in that offering amounted to approximately $2.85 million. On March 19, 2010, we entered into a Term Loan and Security Agreement (the “Clutterbuck Agreement”) and a related secured term note with Clutterbuck Funds LLC (“Clutterbuck Funds”).   Clutterbuck Funds LLC, a registered investment advisor based in Cleveland, Ohio.  We received net proceeds of $2,373,000 in the transaction. The secured term note has a principal amount of $2.5 million (the “Term Note”), which accrues interest at a rate of 12% per annum. The Term Note requires us to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that we have consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to our outstanding term notes with such lenders.

These proceeds and the continued implementation of our revised sales and marketing strategies are expected to ensure our liquidity through the first quarter of 2011.

To maintain and expand our business, we may need additional financing and such financing may not be available on favorable terms, if at all.

We have historically financed our activities through working capital provided from operations, the private placement of equity and debt securities and from lines of credit. We believe that our cash balance and other existing financial resources, and revenues from sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements through the first quarter of 2011.

However, our operating plan or debt repayment obligations may change and we may need additional funds sooner than anticipated to meet our operational needs and repayment obligations or to answer our capital requirements for expansion, including in the event that:

•	debt financing for capital expenditures cannot be obtained;
•	operating losses continue because anticipated demand for our skincare products, including our Photo Therapeutics, or PTL, products, does not meet our expectations under our new sales strategies;
•	we fail to maintain existing, or develop new, customers or sales affiliates and alternate channels for the marketing and distribution of our skincare and PTL products;
•	we need to maintain or accelerate favorable, but costlier, growth of our revenues;
•	changes in our research and development plans necessitate unexpected, large expenditures;
•	the investor that holds the Convertible Notes does not convert the notes, thereby obliging us to have funds to satisfy the notes upon maturity on February 27, 2014; or
•	costs to defend existing and unknown future litigation exceed our current planned resources.

If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan for our XTRAC system, skincare products and PTL products;
•	expand our manufacturing facilities, if necessary, based on increased demand for the XTRAC system or new skincare or PTL products which may be introduced;

•	meet our debt obligations, including the obligation to repay all amounts outstanding under our Convertible Notes at maturity on February 27, 2014;
•	take advantage of future opportunities, including synergistic, accretive acquisitions;
•	respond to customers, competitors or violators of our proprietary and contractual rights; or
•	remain in operation.

We must secure the consent of the holder of the Convertible Notes to incur debt financing. This investor is not obligated to give consent and could prohibit us from issuing debt to raise capital. To raise additional equity financing, we must first offer our terms to the investor and, if this investor declines, or fails to accept, such terms, then we have 30 days in which to pursue subscriptions and another 30 days in which to consummate the subscriptions. Such delay may inhibit our ability to raise additional equity financing in a timely matter or at all.

Our laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma, our skincare products and our PTL products and any of our future products or services may fail to gain market acceptance, which could adversely affect our competitive position.

No independent studies with regard to the feasibility of our proposed business plan, including integration of the PTL products into our corporate operations or the reorganization of our sales strategies and sales force, have been conducted by third parties with respect to our present and future business prospects and capital requirements. We have generated limited commercial distribution for our XTRAC system and other products. It is still not established that the PTL devices targeted for the consumer market will be widely accepted in that market. We may be unsuccessful in continuing our existing, or developing new, strategic selling affiliates and alternate channels in order to maintain or expand the markets for the existing or future products of the skincare and PTL businesses. In addition, our infrastructure to enable such expansion, though stronger than in the past, is still limited.

Even if adequate financing is available and our products are ready for market, we cannot assure you that our products and services will find sufficient acceptance in the marketplace under our new sales strategies. Our efforts through our clinical specialists to help physicians increase patient awareness and interest in, and improve and increase physicians’ effective utilization of, the XTRAC system may fail.

We also face a risk that other companies in the market for dermatological products and services may be able to provide dermatologists a higher overall yield on investment and therefore compromise our ability to increase our base of users and ensure they engage in optimal usage of our products. If, for example, such other companies have products (such as Botox or topical creams for disease management) that require less time commitment from the dermatologist and yield an attractive return on a dermatologist’s time and investment, we may find that our efforts to increase our base of users is hindered.

While we have engaged in clinical studies for our psoriasis treatment and, based on these studies, we have gained U.S. Food and Drug Administration, or FDA, clearance, appropriate Current Procedural Terminology, or CPT, reimbursement codes for treatment and suitable reimbursement rates, for those codes, from Centers for Medicare & Medicaid Services, or CMS, we may face other hurdles to market acceptance. For example, practitioners in significant numbers may wait to see longer-term studies; or it may become necessary to conduct studies corroborating the role of the XTRAC system as a first-line or second-line therapy for treating psoriasis; or patients simply may not elect to undergo psoriasis treatment using the XTRAC system.

We have designed the XTRAC system so that a properly trained medical technician in a physician’s office may, under the physician’s supervision, safely and effectively administer treatments to a patient. In fact, the CMS reimbursement rates at the lower labor rates are achieved through delegation to medical technicians. Nevertheless, whether a treatment may be delegated and, if so, to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician’s time and staff time to be more remunerative.

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

The markets for our products are highly competitive and we may not be able to compete effectively against the larger, well-established companies that dominate this market or emerging, and small, innovative companies that may seek to obtain or increase their share of the market.

The markets for our products are intensely competitive and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry and a relatively small number of companies dominate these markets. We face direct competition from large pharmaceutical companies, including for example Biogen, Inc., Centocor, Inc., and Abbott Laboratories, which are engaged in the research, development and commercialization of treatments for psoriasis, atopic dermatitis, vitiligo and leukoderma. In some cases, those companies have already received FDA approval or commenced clinical trials for such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials, and marketing than we do.

Competition in the wound care, skin health and hair care markets is intense. Our competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Allergan, Inc., Obagi Medical Products, Inc., and Estee Lauder Inc. These competitors have substantially more financial and other resources, larger research and development staffs, and more experience and capabilities in researching, developing and testing products in clinical trials, in obtaining FDA and other regulatory approvals, and in manufacturing, supply chain control, marketing and distribution than we do.

These companies enjoy significant competitive advantages over us, including:

•	broad product offerings, which address the needs of physicians and hospitals in a wide range of procedures;
•	greater experience in, and resources for, launching, marketing, distributing and selling products, including strong sales forces and established distribution networks;
•	existing relationships with physicians and hospitals;
•	more extensive intellectual property portfolios and resources for patent protection;
•	greater financial and other resources for product research and development;
•	greater experience in obtaining and maintaining FDA and other regulatory clearances or approvals for products and product enhancements;
•	established manufacturing operations and contract manufacturing relationships;
•	significantly greater name recognition and more recognizable trademarks; and
•	established relationships with healthcare providers and payors.

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if we are unsuccessful in convincing physician and patient customers and consumers to use our products or if our competitors develop and commercialize products that are safer and more effective than any products that we may develop.

    Our success is dependent on intellectual property rights held by us and our business may be adversely affected by direct competition if we are unable to protect these rights both domestically and internationally.

Our success will depend, in part, on our ability to maintain and defend our patents. However, we cannot guarantee that the patents covering certain of our technologies and processes will not be contested, found to be invalid or unenforceable or would not be circumventable. Moreover, as our patents expire, competitors may utilize the technology found in such patents to commercialize their own products. While we seek to offset the losses relating to important expiring patents by securing additional patents on commercially desirable improvements, there can be no assurance that we will be successful in securing such additional patents, or that such additional patents will adequately offset the effect of the expiring patents. Further, pending patent applications are not enforceable.

Of particular note is U.S. Patent No. 4,891,818, or the 818 Patent, which was directed to, among other things, the design of the gas chamber in the XTRAC laser. The 818 Patent has expired and therefore it no longer serves as a barrier to entry to the U.S. market. The additional patent rights we seek, if issued, may serve less to bar competitors from entry and may serve more, when aggregated with other clinical and competitive strengths, to differentiate and distinguish our products ( e.g. , the XTRAC Ultra and the XTRAC Velocity), in both utility and its range of applications, from those of competitors. If we are unable through our technological innovations to preserve our proprietary rights, our ability to market the XTRAC system could be materially and adversely affected.

We will rely on certain of our PTL patents to protect the home-use market for two of our PTL hand-held devices. If the patents prove unenforceable or circumventable, we may not attain growth and may lose market share from these PTL products.

Trade secrets and other proprietary information which are not protected by patents are also critical to our business. We attempt to protect our trade secrets by, among other steps, entering into confidentiality agreements with third parties, employees and consultants. However, such other steps may be ineffective and these agreements can be breached and, if they are and even if we are able to prove the breach or that our technology has been misappropriated under applicable state law, there may not be an adequate remedy available to us. In addition, costly and time-consuming litigation may be necessary to enforce and determine the scope of our proprietary rights; even should we prevail in such litigation, the party over which we prevail may have insufficient resources available to satisfy a judgment.

Furthermore, our skincare business seeks to establish customer loyalty, in part, by means of our use of trademarks. It can be difficult and costly to defend trademarks from encroachment, especially on the Internet, or misappropriation overseas. Third parties may also challenge the validity of our trademarks. In either eventuality, our customers may become confused and direct their purchases to competitors. Third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to our own. Without the protection afforded by our patent, trade secret and proprietary information rights, we may face direct competition from others commercializing their products using our technology, which may have a material adverse effect on our business and our prospects.

From an international perspective, intellectual property law outside of the U.S. is uncertain to us. The laws of some countries may not protect our intellectual property rights to the same extent as laws in the U.S. The intellectual property rights we enjoy in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted. It may be necessary or useful for us to participate in proceedings to determine the validity of our foreign intellectual property rights, or those of our competitors, which could result in substantial cost and divert our resources, efforts and attention from other aspects of our business.

In addition, we may be subject in the ordinary course of our business to legal proceedings and claims relating to the intellectual property or derivative rights of others. Defending against intellectual property infringement claims, both domestically and internationally, could be time-consuming and expensive and, if we are not successful, could cause substantial expenses and disrupt our business. If we are unable to defend our intellectual property rights internationally, we may face increased competition outside the U.S., which could materially and adversely affect our future business, prospects, operating results and financial results and financial condition.

Our success depends on third-party reimbursement of patients’ costs for our XTRAC system, which could result in potentially reduced prices or reduced demand.

Our ability to market the XTRAC system and other treatment products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payors are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Further, although third parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of the XTRAC system. Accordingly, if less costly drugs or other treatments are available, third-party payors may not authorize or may limit reimbursement for the use of our products, even if our products are safer or more effective than the alternatives.

Although we have received reimbursement approvals from an increasing number of private healthcare plans, we cannot give assurance that private plans will continue to adopt or maintain favorable reimbursement policies or to accept the XTRAC system in its clinical role as a second-line therapy in the treatment of psoriasis. Additionally, third-party payors may require further clinical studies or changes to our pricing structure and revenue model before authorizing reimbursement.

As of December 31, 2009, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, we are continuing the implementation of a roll-out strategy under revised user models for the XTRAC system in the U.S. in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient awareness and demand for the treatment. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

We intend to seek coverage and reimbursement for the use of the XTRAC system to treat other inflammatory skin disorders after additional clinical studies are initiated. There can be no assurances that we will be in a position to expand coverage for vitiligo or to seek reimbursement for the use of the XTRAC system to treat atopic dermatitis or leukoderma, or, if we do, that any health insurers will agree to any reimbursement policies.

Any failure in our customer education efforts could significantly reduce product marketing.

It is important to the success of our marketing efforts to educate physicians and technicians how to properly use the XTRAC system. We rely on physicians to spend their time and money to attend our pre-sale educational sessions. Positive results using the XTRAC system are highly dependent upon proper use by physicians and technicians. If physicians and technicians use the XTRAC system improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our reputation, revenues and profitability.

If revenue from a significant customer declines, we may have difficulty replacing the lost revenue, which would negatively affect our results and operations.

Excluding niche marketing efforts, the Skin Care business segment targets its sales in the U.S. market to physicians, who then mark the products up for sale to their patients. No single physician practice in itself is generally responsible for a significant proportion of our sales.

However, a number of physician practices specializing in hair transplants are united under the management of a single group and this group accounts for a disproportionate share of our hair care products. Revenues from this group were approximately $1,056,000 in 2009, $990,455 in 2008 and $1,218,698 in 2007. We find as well that a few physicians re-sell our products not just to their own patients, but also at discounted prices on the internet. These practices undercut the sales of other physicians andviolate our internet sales policy, but this policy can be difficult to enforce.

In our International Dermatology Equipment business segment (as well as in our Surgical Products business segment), we depend for a material portion of our sales in the international arena on several key sub-distributors, and especially on GlobalMed, which is our master distributor over much of the international arena. If we lose GlobalMed or one of these sub-distributors, our sales of phototherapy and surgical lasers are likely to suffer in the short term, which could have a negative effect on our revenues and profitability.

Our PTL products will likely be targeted to the consumer market significantly through mass retailers. It may be unfeasible to obtain long-term purchase commitments from such retailers. Loss of such a retailer could adversely impact revenues from the consumer market. Additionally, OEM arrangements or license arrangements will carry reduced profits.

The international nature of our business exposes us to certain business risks that could limit the effectiveness of our growth strategy and cause our results of operations to suffer.

Continued expansion into international markets is an element of our growth strategy. Introducing and marketing our services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will require significant management attention and financial resources. We face a number of risks associated with expanding our business internationally that could negatively impact our results of operations, including:

•	management, communication and integration problems resulting from cultural differences and geographic dispersion;
•	compliance with foreign laws, including laws regarding importation and registration of products;
•
compliance with foreign regulatory requirements and the ability of GlobalMed to establish additional regulatory clearances necessary to expand distribution of our products in countries outside of the United States;

•	competition from companies with international operations, including large international competitors and entrenched local companies;
•	difficulties in protecting intellectual property rights in international jurisdictions;
•	political and economic instability in some international markets;
•	sufficiency of qualified labor pools in various international markets;
•	currency fluctuations and exchange rates; and
•	potentially adverse tax consequences or an inability to realize tax benefits.

We may not succeed in our efforts to expand our international presence as a result of the factors described above or other factors that may have an adverse impact on our overall financial condition and results of operations. In addition, we have a relationship with GlobalMed, whereby it provides us with certain non-U.S. regulatory support. To the extent that we discontinue our relationship with GlobalMed, or if GlobalMed is otherwise unable to provide us with the resources and assistance that we need, we may have a difficult time expanding into international markets in an effective manner.

If we fail to integrate, build and manage our sales and marketing force or to market and distribute our products effectively, we may experience diminished revenues and profits.

There are significant risks involved in integrating, building and managing our sales and marketing force and marketing our products, including our ability:

•
to hire, as needed, a sufficient number of qualified sales and marketing personnel with the aptitude, skills and understanding to market our XTRAC system, our skincare products and our surgical products effectively;

•	to adequately train our sales and marketing force in the use and benefits of all our products and services, thereby making them more effective promoters;
•	to manage our sales and marketing force and our ancillary channels (e.g., telesales) such that variable and semi-fixed expenses grow at a lesser rate than our revenues;
•
to set the prices and other terms and conditions for treatments using the XTRAC system in a complex legal environment so that they will be accepted as attractive skin health and appropriate alternatives to conventional modalities and treatments; and

•	to cope with employee turnover among the sales force in the skin health business, in which there is substantial competition for talented sales representatives.

To increase acceptance and utilization of our XTRAC system, we may have to expand our sales and marketing programs in the U.S. While we may be able to draw on currently available personnel within our organization to meet this need, we also expect that we will have to increase the number of representatives devoted to the sales and marketing programs and to broaden, through such representatives, the talents we have at our disposal. In some cases, we may look outside our organization for assistance in marketing our products.

In similar fashion, we cannot predict how successful we may be in marketing our skincare and Omnilux products in the U.S., nor can we predict the success of any new skincare or Omnilux products that we may introduce. Despite an increased focus on developing alternate channels for many of our skincare and Omnilux products, we may find that channels that are attractive to us are unavailable because they already carry competitive products. No assurance can be given that we will be successful in marketing and selling our skin health and hair care products or our Omnilux products.

The home-use consumer market is new to us. We may be unsuccessful in accessing this market with our PTL products or with our skincare products. Distribution through the consumer market will be principally through mass-retail chains in the near term, but will also include e-commerce and electronic media. While we expect the volumes will be higher, the margins may be lower. It may also prove difficult to obtain long-term commitments from the retailers. If we are unable to obtain favorable pricing or long-term commitments, our efforts in the home-use consumer market may be unsuccessful.

We may encounter difficulties manufacturing our products in commercial quantities, which could adversely impact the rate at which we grow.

We may encounter difficulties manufacturing our products because we have limited experience manufacturing our products in significant commercial quantities and because we will, in order to increase our manufacturing output significantly, have to attract and retain qualified employees for assembly and testing operations.

Some of the components necessary for the assembly of our products, including our PTL products, are currently provided to us by third-party suppliers. While alternative suppliers exist and could be identified, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. Our dependence on a limited number of third-party suppliers and the challenges we may face in obtaining adequate supplies involve several risks, including limited control over pricing, availability, quality and delivery schedules. A disruption or termination in the supply of components could also result in our inability to meet demand for our products, which could harm our ability to generate revenues, lead to customer dissatisfaction and damage our reputation. Furthermore, if we are required to change the manufacturer of a key component of our products, we may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could delay our ability to manufacture our products in a timely manner or within budget.

We face the risk that there will be supply chain problems if the volumes do not match to the margins, as our consumer market products are intended to be high-volume, lower-margined products.

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

If private carriers continue to approve favorable reimbursement policies for psoriasis and our marketing programs are successful in increasing utilization of the XTRAC system, we expect to experience growth in the number of our employees and customers, and the scope of our operations. We also intend to enter the home-use market with our PTL products. Such growth may place a strain on our management and operations. Our ability to manage this growth will depend upon, among other factors, our ability to broaden our management team; our ability to attract, hire and retain skilled employees; and the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, to manage multiple, concurrent customer relationships and different products and to respond to increasing compliance requirements. Our future success is heavily dependent upon achieving such growth and acceptance of our products. If we cannot manage this growth, it could have a material adverse effect on our business and we may not become profitable.

We are reliant on a limited number of suppliers for production of key products.

Production of our XTRAC system requires specific component parts obtained from our suppliers. Production of our surgical laser systems requires some component parts that may become harder to procure as the design of a system ages. Similarly, our skincare products may require compounds that can be efficiently produced only by a limited number of suppliers. Our PTL business segment has one primary supplier of LEDs and relies on contract manufacturers. While we believe that we could find alternate suppliers, in the event that our suppliers fail to meet our needs, a change in suppliers or any significant delay in our ability to have access to such resources could have a material adverse effect on our delivery schedules, business, operating results and financial condition.

Our failure to respond to rapid changes in technology and its applications in the medical devices industry or the development of a cure for skin conditions treated by our products could make our treatment system obsolete.

The medical device industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. We may also encounter greater pressure for innovation in order to satisfy a demand for novelty in the consumer market. Our financial condition and operating results could be adversely affected if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies. For example, the development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for our XTRAC system for these diseases and would require us to focus on other uses of our technology, which would have a material adverse effect on our business and prospects.

As we develop new products or improve our existing products, we may accelerate the economic obsolescence of the existing, unimproved products and their components. The obsolete products and related components may have little to no resale value, leading to an increase in the reserves we have against our inventory. Likewise, there is a risk that the new products or improved existing products may not achieve market acceptance and therefore may also lead to an increase in the reserves against our inventory.

Our products may be found defective or physicians and technicians may misuse our products and damages imposed on us may exceed our insurance coverage, or we may be subject to claims that are not covered by insurance.

Product returns and the potential need to remedy defects or provide replacement products or parts for items shipped in volume could result in substantial costs and have a material adverse effect on our business and results of operations. The clinical testing, manufacturing, marketing and use of our products and procedures may also expose us to product liability claims. Certain indications for use for our PTL light-based devices, though approved outside the U.S., are not approved in the U.S. If a physician elects to apply an off-label use and the use leads to injury, we may be involved in costly litigation. In addition, the fact that we train technicians whom we do not supervise in the use of our XTRAC system during patient treatment may expose us to third-party claims if those doing the training are accused of providing inadequate training. We presently maintain liability insurance with coverage limits of at least $5,000,000 per occurrence. However, continuing insurance coverage may not be available at an acceptable cost, if at all. We thus may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether we are insured, a product liability claim or product recall may result in losses that could have a material adverse effect upon our business, financial condition and results of operations.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.

We believe that our growth and future success will depend in large part upon the skills of our management and technical team. In particular, our success depends in part upon the continued service and performance of our named executive officers:

•	Dennis M. McGrath, President and Chief Executive Officer;
•	Michael R. Stewart, Executive Vice President and Chief Operating Officer; and
•	Christina L. Allgeier, Vice President and Chief Financial Officer.

We have fixed-term employment agreements with Mr. McGrath and Mr. Stewart and an at-will employment agreement with Ms. Allgeier; however, there are no assurances that the services of these individuals will be available to us for any specified period of time. The loss of the services of one or more of these officers could adversely affect our ability to develop and introduce our new products.

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

We may be unsuccessful in attaining our goals from the acquisition of PTL.

We acquired PTL in the first quarter of 2009 with the following goals in mind:

•	that PTL’s extensive international network of distributors would present a growth opportunity for us to market our existing products;
•	that PTL would benefit from our significantly larger U.S. direct sales and marketing organization;
•	that PTL’s presence in the tanning spa and medi-spa markets would present a growth opportunity for us to market our existing products;
•	that the combined company would realize short-term cost savings and have the opportunity for additional longer-term cost efficiencies, thus providing additional cash flow for operations; and
•	that PTL’s hand-held devices would open up to us a path to the consumer market.

We are still in the process of realizing some of these goals, and we are adopting new sales strategies to enhance our ability to fully realize these goals. If we fail to attain some of the goals noted above, the benefits of the acquisition could be limited and our overall business and financial health could be materially and adversely affected.

Our indebtedness and debt service obligations may adversely affect our cash flows and operating flexibility.

If we are unable to generate sufficient cash to meet our interest and principal payment obligations under the Convertible Notes and our other debt obligations (including the Term Note), we may have to restructure or limit our operations. The Convertible Notes mature on February 27, 2014. Interest is payable on a bi-annual basis either in cash or in kind through the issuance of additional notes with the same terms. We have paid all interest in kind to date. Our Convertible Notes and other indebtedness could have significant additional negative consequences, including, but not limited to:

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

Our Convertible Notes provide that upon the occurrence of various events of default, one of our investors would be entitled to require us to prepay the Convertible Notes for cash, which could leave us with little or no working capital for operations or capital expenditures.

The terms of our Convertible Notes require us to prepay the Convertible Notes upon the occurrence of various events of default, such as the failure to pay any principal payments due and for the breach of any representations and warranties under the Convertible Notes, the Securities Purchase Agreement, or SPA, or the related transaction documents with the investor. The Convertible Notes also contain a cross-acceleration provision, which means that an acceleration of payment under other instruments (including the Term Note) would give the investor the right to accelerate repayment under the Convertible Notes. If we are unable to comply with the covenants under the Convertible Notes, the investor may declare us in default and may declare all amounts due under the notes, including any accrued interest and penalties. As of December 31, 2009, we were in compliance with the covenants under the Convertible Notes and our other indebtedness. We expect to remain in compliance with the covenants of the Convertible Notes and our other indebtedness. We can make no assurances that we will remain in compliance with all of the covenants under the Convertible Notes and our other indebtedness.

As a result of the security interest and lien granted in connection with the Convertible Notes and the Term Note, if we fail to meet our payment or other obligations under the Convertible Notes, the Term Note or our other indebtedness, the investor or Clutterbuck Funds, as the case may be, would be entitled to foreclose on the assets subject to those encumbrances. Under those circumstances, we may not have sufficient funds to service our day-to-day operational needs. Any foreclosure by a lender on the collateral pledged to it would have a material adverse effect on our financial condition.

In addition, if an event of default occurs, we may be unable to prepay the entire amount due under the Convertible Notes in cash as required by their terms. Even if we are able to prepay the entire amount in cash, any such prepayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under the Convertible Notes, nor do we anticipate doing so.

    The terms of the SPA and the Clutterbuck Agreement prohibit us from taking certain actions without their prior consent.

    Pursuant to the terms of the SPA and the Clutterbuck Agreement, we are prohibited from taking certain corporate actions without the prior consent of the lenders thereunder.

The SPA provides that, until such time as no Convertible Notes are outstanding and the investor no longer holds at least 66% of the aggregate number of shares of common stock issuable upon conversion of the Convertible Notes and the warrants, we may not take certain corporate actions without the prior consent of the investor. These actions include, among others:

•	consummating any transaction that would result in a change of control of us unless such transaction is for consideration that meets certain thresholds specified in the SPA;
•	acquiring another business or corporation or a substantial portion of the assets of any such entity;
•	selling any of our assets that are material, individually or in the aggregate, to our business; and
•	paying dividends to our stockholders.

These restrictive covenants are in addition to the investor’s right of first refusal and preemptive right with respect to future equity issuances and approval right with respect to future debt financings.

The Clutterbuck Agreement provides Clutterbuck Funds with some of the same approval rights that the investor has under the SPA.

If our management and Board of Directors desire to take any of such actions, there can be no assurance that the investor or Clutterbuck Funds will provide its consent as required, despite the fact that such actions may be in the best interests of us and our other stockholders. Any failure of the investor or Clutterbuck Funds, as the case may be, to provide its consent could have a material adverse effect on our business, financial condition and results of operation.

We are affected by the market’s currency conditions.

Substantially all of our operations are conducted in U.S. dollars. Our PTL business, however, is exposed on a minimal basis to currency fluctuations. The majority of sales invoicing for our PTL business is done in either Euros or U.S. dollars, while product costs and the overhead of the offices in the United Kingdom are denominated in Pounds Sterling. Our U.S. operations, with U.S. dollar operating costs, serve to reduce the exposure to fluctuations in the value of the Pound Sterling or the Euro. To the extent that we adjust our invoicing practices for our PTL business, or if the remainder of our business (or any portion thereof) ceases to be conducted primarily in U.S. dollars, our exposure to the market’s currency conditions could present a greater risk to us.

Risks Related to Regulatory Matters

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on us.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. These limitations could have a material adverse effect on our financial position and results of operations.

Changes in the healthcare industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law.  The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures.

We anticipate that out of the reform legislation will come a reduction in Medicare spending on services provided by hospitals and other providers and a form of sales or excise tax on the medical device manufacturing sector.

Various healthcare reform proposals have also emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, if the excise taxes contained in the House or Senate health reform bills are enacted into law, our operating expenses resulting from such an excise tax and results of operations would be materially and adversely affected.

If the effectiveness and safety of our products are not supported by long-term data, our revenues could decline.

Our products may not be accepted in the market if we do not produce clinical data supported by the independent efforts of clinicians. We received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon our study of a limited number of patients. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. For the treatment of vitiligo, atopic dermatitis, and leukoderma, we have received clearance from the FDA for the use of the XTRAC system based primarily on a showing of substantial equivalence to other previously cleared predicate devices. However, we may discover that physicians will expect clinical data on such treatments with the XTRAC system. We also may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by our relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with our product is less effective or less safe than our current data suggests, our revenues could decline. We can give no assurance that we will find that our data is substantiated in studies involving more patients. In such a case, we may never achieve significant revenues or profitability.

Certain indications for use for the PTL light-based products are permitted in Europe and elsewhere in the world, but are not approved or cleared for marketing in the U.S. Such approvals/clearances in the U.S. could be costly and take significant time to obtain. If we are ultimately not approved or cleared to market the devices for these additional indications for use in the U.S., it is uncertain whether the products will be successful in the U.S.

If we are found to be promoting the use of our products for unapproved or “off-label” uses or engaging in other noncompliant activities, we may be subject to recalls, fines, penalties, injunctions, prosecution, or other adverse actions, resulting in damage to our reputation and business.

Our labeling, advertising, promotional materials, and user training materials must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. If the FDA determines that our labeling, advertising, promotional materials, or user training materials include the promotion of an off-label use for the device, the agency could take the position that these materials have misbranded our devices and request that we modify our labeling, advertising, or user training or promotional materials and/or subject us to regulatory or legal enforcement actions, including the issuance of an Untitled Letter or a Warning Letter, injunction, seizure, recall, civil penalties, criminal penalties, or other adverse actions. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider our labeling, advertising, promotional, or user training materials to constitute promotion of an unapproved use, which could result in significant fines, penalties, or other adverse actions under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired. Although we intend to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

While we do not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, many healthcare laws and regulations apply to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation and enforcement by both the federal government and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

•
the federal healthcare programs’ Anti-Kickback Law, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or service for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services not provided as claimed and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, as well as leading to regulations imposing certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Recently, the medical device industry has been under heightened scrutiny as the subject of government investigations and enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If our operations or arrangements are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

Our failure to obtain or maintain necessary FDA clearances or approvals, or equivalents thereof in relevant foreign markets, could hurt our ability to distribute and market our products.

Our laser products are considered medical devices and are subject to extensive regulation in the U.S. and in foreign countries where we intend to do business. In addition, certain of our skincare products and product candidates may fall under the regulatory purview of various centers at the FDA and in other countries by similar health and regulatory authorities. As we seek to expand sales of our skincare products outside the U.S., we may encounter requirements that we did not anticipate or that we may not be able to satisfy.

Each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from three to twelve months, or longer and may or may not require human clinical data. The premarket approval process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and extensive 510(k) clearances for our surgical products, our clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on our business.

Although cosmetic products are not subject to any FDA premarket approval or clearance process, they must, nonetheless, comply with the FDA’s formulation and labeling requirements or such products may be considered adulterated or misbranded by the agency which could subject us to potential regulatory enforcement actions. Similar, or more stringent, requirements may apply in foreign jurisdictions as well. We may also find that if our cosmetic products compete with a third-party’s drug product, competitive and regulatory pressure may be applied against the cosmetic products.

Certain indications for use for our PTL light-based products are permitted in Europe and elsewhere in the world, but are not cleared or approved for marketing in the U.S. Such clearances/approvals could be costly and take significant time to obtain. If we are not approved or cleared to market the indications for use in the U.S., it is uncertain whether the products will be successful in the U.S.

Our market acceptance in international markets requires regulatory approvals from foreign governments and may depend on third party reimbursement of participants’ cost.

We have introduced our XTRAC system into markets in more than 30 countries in Europe, the Middle East, the Far East Asia, Southeast Asia, Australia, South Africa, and parts of Central and South America. We intend to expand the number of countries in these markets where we distribute our products through the network of distributors which PTL and GlobalMed have built. We cannot be certain that our distributors will be successful in marketing XTRAC systems in these or other countries or that our distributors will purchase XTRAC systems beyond their current contractual obligations or in accordance with our expectations.

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

If we or our third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, our manufacturing operations could be interrupted and our potential product sales and operating results could suffer.

We and some of our third-party manufacturers and suppliers are required to comply with some or all of the FDA’s Quality System Regulation, or QSR, that delineates the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution, and installation requirements, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of our medical devices.

We and our manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if we market our products overseas. The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. Our facilities have been inspected by the FDA and other regulatory authorities, and we anticipate that we and certain of our third-party manufacturers and suppliers will be subject to additional future inspections. If our facilities or those of our manufacturers or suppliers are found to be in significant non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, FDA could take enforcement actions against us and/or our products, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Although we believe that we are in substantial compliance with all applicable FDA regulations, current regulations depend heavily on administrative interpretation. We are also subject to periodic inspections by the FDA, other governmental regulatory agencies, as well as certain third-party regulatory groups. Future interpretations made by the FDA or other regulatory bodies made during the course of these inspections may vary from current interpretations and may adversely affect our business and prospects. The FDA’s and foreign regulatory agencies’ statutes, regulations, or policies may change, and additional government regulation or statutes may be enacted, which could increase post-approval regulatory requirements, or delay, suspend, or prevent marketing of any cleared/approved products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Risks Relating to an Investment in Our Common Stock

Delaware law and our charter documents, as well as the SPA, contain provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.

We are subject to Section 203 of the Delaware General Corporation Law, which prohibits a business combination between a corporation and an interested stockholder within three years of the stockholder becoming an interested stockholder, except in limited circumstances. In addition, our bylaws contain certain provisions which require stockholders’ actions to be taken at meetings and not by written consent, and supermajority votes of stockholders to notice of special meetings of stockholders. Finally, pursuant to the SPA, the holder of our Convertible Notes must consent to any change of control transaction, subject to certain exceptions. These provisions could delay or prevent actual and potential changes in control, even if they would benefit our stockholders.

Potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

Our results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

•	the present macro-economic downturn in the global economy and financial industry and governmental monetary and fiscal programs to stimulate better economic conditions;
•	healthcare reform and reimbursement policies;
•	demand for our products;
•	changes in our pricing policies or those of our competitors;
•	increases in our manufacturing costs;
•	the number, timing and significance of product enhancements and new product announcements by ourselves and our competitors;
•	the termination or expiration of significant royalty-generating licensing contracts to which we are party;
•	the expiration of certain of our patents;

•
our ability to develop, introduce and market new and enhanced versions of our products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials; and

•	product quality problems, personnel changes and changes in our business strategy.

Variations in the above operating factors could lead to significant fluctuations in the market price of our stock. Our quarter-to-quarter operating results could also be affected by the timing and usage of individual laser units in the treatment of patients, since our revenue model for the XTRAC system is generally based on a payment-per-usage plan.

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. These factors include, among others:

•	conversion of the Convertible Notes or outstanding stock options or warrants;
•	announcements by us or our competitors of new contracts, products, or technological innovations;
•	changes in government regulations;
•	fluctuations in our quarterly and annual operating results; and
•	general market and economic conditions.

    In the event the Convertible Notes were to be converted to common stock, such common stock would represent 1,028,762 shares, or 31.5%, of our outstanding common stock, as of March 22, 2010. Such conversion could impact the price of our common stock by virtue of the overall dilution to our stockholders. Currently, $2,800,406 of the principal amount of the Convertible Notes has a conversion price of $11.2585 per share of common stock and $16,746,270 of the principal amount of the Convertible Notes has a conversion price of $21.4689 per share of common stock. In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

Securities analysts may not initiate coverage for our common stock or may issue negative reports and this may have a negative impact on the market price of our common stock.

Securities analysts currently do not provide research coverage of our common stock and may not initiate coverage after the completion of this offering. The lack of research coverage may adversely affect the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. It may be difficult for companies such as ours, with smaller market capitalizations, to attract securities analysts that will cover our common stock. If one or more of the analysts who elect to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our stock.

Shares eligible for future sale by our current or future stockholders may cause our stock price to decline.

If our stockholders or holders of our other securities sell substantial amounts of our common stock in the public market, including shares issued in completed acquisitions or upon the exercise of outstanding Convertible Notes, options and warrants, then the market price of our common stock could fall. As of March 22, 2010, the holder of the Convertible Notes had the right to convert the Convertible Notes into 1,028,406 shares of our common stock and holds a warrant to purchase 251,527 shares of our common stock.

Issuance of shares of our common stock upon conversion of our Convertible Notes and exercise of warrants, or payment of interest in kind, will dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

    As of March 22, 2010, we had outstanding stock options to purchase an aggregate of 158,073 shares of common stock, warrants to purchase an aggregate of 433,419 shares of common stock and Convertible Notes convertible into 1,028,762 shares of common stock. In addition, we also have 53,986 shares of common stock reserved for issuance under our 2005 Equity Plan.

The exercise of the stock options, warrants and Convertible Notes and the sales of stock issuable pursuant to them, would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options, warrants and Convertible Notes are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants and we would be able to obtain a higher price for our common stock than we would receive under such options and warrants. The exercise, or potential exercise, of these options, warrants and Convertible Notes could adversely affect the market price of our common stock and the terms on which we could obtain additional financing.

In addition, we may issue additional convertible promissory notes as payment of interest in kind. Any of these issuances will further dilute the ownership interests of our existing stockholders. Any sales in the public market of this common stock could adversely affect prevailing market prices of our common stock. In addition, the existence of our note and our warrants may encourage short selling by market participants.

The terms of the Convertible Notes issued to one of our investors provides that, if on any date that is at least 31 trading days after the date of issuance, the market price for our common stock, as determined in accordance with the terms and conditions of the SPA, exceeds 300% of the then-effective conversion price of the Convertible Notes, then the entire principal amount and all accrued but unpaid interest under the Convertible Notes will automatically convert into shares of our common stock at the then-effective conversion price. Such a mandatory conversion of the Convertible Notes will dilute the ownership interests of our existing stockholders.

The ownership interests of our existing stockholders may be further diluted through adjustments to the Convertible Notes and certain outstanding warrants under the terms of their anti-dilution provision.

We have not paid dividends in the past and do not expect to pay dividends in the future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of our future debt agreements and other factors our Board of Directors may deem relevant. If we do not pay dividends, a return on your investment will only occur if our stock price appreciates.

Our future capital needs could result in dilution of your investment.

Our Board of Directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would likely dilute the ownership interests of our current investors, including those putting capital in our 2010 public offering, and may dilute the net tangible book value per share of our common stock. Investors in subsequent offerings may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders.

Item 1B.                 Unresolved Staff Comments

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.	Properties

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices, warehousing operations for our skincare and our domestic PTL segments and surgical laser manufacturing operations. The term of the lease runs until July 2011. The base rent is $20,475 per month.

We lease an 8,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on June 15, 2012. We have a right to cancellation after 5 years, provided that we pay off any remaining obligation for tenant improvements. The outstanding obligation for the tenant improvements was $77,239 as of December 31, 2009. The base rent is $7,256 per month. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business. We also lease a 6,643 sq. ft facility consisting of office and warehousing space in Carlsbad, California for use by our PTL segment. The lease expires on June 14, 2012. The base rent is $6,577 per month.

We lease a 12,182 sq. ft. facility consisting of office and warehousing space in Redmond, Washington. The lease expires on June 30, 2010. The base rent is $11,700 per month. Our Redmond facility formerly housed the warehousing operations for our skincare business. We have relocated these operations to our headquarters.  We also lease a 600 sq. ft. office space in Redmond, Washington. The lease expires on August 31, 2010. The base rent is $958 per month.

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

Ra Medical

Since January 2004, we have been involved in a dispute with Ra Medical Systems, Inc. and Dean Irwin, one of our former employees, arising out of a claim of misappropriation of certain of our proprietary information. We refer to Ra Medical Systems, Inc. and Dean Irwin, collectively, as Ra Medical in this Report. In November 2004, Ra Medical brought a malicious prosecution action against us, which was subsequently settled in May 2007. In June 2006, Ra Medical brought an action against us for unfair competition. In October 2008, Ra Medical brought a second malicious prosecution action against us and our outside counsel, alleging that the action we brought in January 2004 against Ra Medical was initiated and maintained with malice. Oral arguments have been heard on certain of these matters, and we await the decision of the appellate court.

St. Paul Fire and Marine Insurance Company

We have notified St. Paul Fire and Marine Insurance Company, or St. Paul, our general liability and umbrella liability insurer, of the second malicious prosecution suit brought by Ra Medical. St. Paul has claimed that it has no duty to defend us or indemnify us, asserting, among other things, that it had been released from such duties in the settlement of the previous malicious prosecution action brought by Ra Medical. Notwithstanding these claims, in March 2009, St. Paul informed us that it will pay for the cost of defense subject to a full reservation of rights.

Cowen and Company

We engaged Cowen and Company, or Cowen, to provide certain services in connection with our acquisition of PTL, including rendering a fairness opinion as to the consideration paid in the transaction. In July 2009, Cowen and Company brought an action against us seeking payment of the fees it had earned in the engagement.

On November 10, 2009, we reached a settlement with Cowen, pursuant to which we made a payment of $300,000 to Cowen upon execution of the settlement agreement and will pay the remaining $599,380 in nine monthly installments, at no interest. The final payment will be made in August 2010.

Other

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigation and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Removed and Reserved

 PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

   As of March 22, 2010, we had 2,238,637 shares of common stock (on a post reverse split basis including the rounding up for fractional shares) issued and outstanding, including 35,143 shares of issued and outstanding restricted stock. This did not include (i) options to purchase 158,073 shares of common stock, of which 104,725 were vested as of March 22, 2010, (ii) warrants to purchase up to 433,419 shares of common stock, all of which warrants were vested, or (iii) 1,028,762 shares that may be issued upon a presently vested right of conversion of the Convertible Notes.

On January 26, 2009, we effected a reverse stock split of the issued and outstanding shares of our common stock at an exchange ratio of 1-for-7, whereby every seven shares of our common stock was exchanged for one share of our common stock. Our common stock began trading on a post-reverse stock split basis on January 27, 2009. On February 3, 2010, we effected another reverse stock split of the issued and outstanding shares of our common stock at an exchange ratio of 1-for-6, whereby every six shares of our common stock was exchanged for one share of our common stock. Our common stock began trading on a post-reverse stock split basis on February 4, 2010.

Our common stock is listed on the Nasdaq Global Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as adjusted for the reverse stock split of 1-for-7 effective January 26, 2009 and the reverse stock split of 1-for-6 effective February 3, 2010:

	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$5.82	$3.78
Third Quarter	6.42	3.96
Second Quarter	12.30	5.52
First Quarter	22.80	8.16
Year Ended December 31, 2008:
Fourth Quarter	$18.40	$5.46
Third Quarter	33.60	13.02
Second Quarter	40.32	23.10
First Quarter	48.30	33.60

    On March 22, 2010, the closing market price for our common stock in The Nasdaq National Market System (“Nasdaq”) was $11.49 per share. As of March 22, 2010, we had approximately 850 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

On September 15, 2009, we received notice from Nasdaq that our common stock had failed to maintain a minimum bid price of $1.00 for the previous 30 consecutive trading days as required by the Nasdaq Listing Rules. On January 21, 2010, Nasdaq informed us that for the previous 10 trading days, the closing bid price of the Company's common stock had traded at $1.00 per share or greater and accordingly we regained compliance with Listing Rule 5450(a)(1).

Dividend Policy
We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future.

Overview of Equity Compensation Plans
The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2009, as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010. See Notes 1 and 14 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	481,641	$40.20	71,218

Equity compensation plans not approved by security holders	501	$77.70	-

Total	482,142	$77.70	71,218

Since January 1, 2006, no options have been granted to employees or consultants out of any of our equity compensation plans except the 2005 Equity Compensation Plan. Options to our outside directors will be made from our 2000 Non-Employee Director Stock Option Plan; options under our 2005 Investment Plan could be made only to executive officers. This Plan was terminated on December 22, 2009. Most warrants issued by us have been to investors or placement agents, and no warrants have been issued pursuant to equity compensation plans. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders without necessity of further, approval by our stockholders.

Recent Issuances of Unregistered Securities

On October 22, 2009, we closed a private placement of 4,165,765 common shares of our common stock at a price of $0.65 per share. Gross proceeds from the private placement were approximately $2.7 million. The purchasers were accredited investors some of which were institutions. On November 10, 2009, we issued to an affiliate of one of the accredited investors participating in the October 22, 2009 closing an additional 230,000 shares at a price of $0.65 per share, which yielded additional gross proceeds of $149,500 in the placement. No finders’ fees or warrants were involved in the placement. We intend to use the proceeds from the private placement for general working capital purposes.

    In connection with the issuance of the Term Note to Clutterbuck, we issued Clutterbuck Funds a warrant to purchase 102,180 shares of our common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if we make certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

Item 6.	Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, and the selected historical consolidated balance sheet data as of December 31, 2009 and December 31, 2008, are derived from our audited consolidated financial statements included in this Report. The selected historical consolidated statements of operations data for the years ended December 31, 2006 and December 31, 2005 and the selected historical consolidated balance sheet data as of December 31, 2007, December 31, 2006 and December 31, 2005 are derived from our audited consolidated financial statements not included in this Report. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,
	(In thousands, except per-share data)
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenues	$32,688	$34,770	$31,046	$26,246	$20,665
Costs of revenues	17,426	16,995	13,486	12,768	10,000
Gross profit	15,262	17,775	17,560	13,478	10,665
Selling, general and administrative	23,083	26,797	22,375	19,722	15,284
Engineering and product development	1,138	1,073	799	1,007	1,128
Loss from continuing operations before refinancing charge, interest and other income, net	(8,959)	(10,095)	(5,614)	(7,251)	(5,747)
Interest income	8	156	384	149	61
Interest expense	(2,379)	(1,189)	(913)	(671)	(403)
Change in the fair value of warrant liability	809	-	-	-	-
Refinancing charge	-	-	(442)	-	-
Other income, net	-	-	-	-	1,302
Loss from continuing operations	(10,521)	(11,128)	(6,585)	(7,773)	(4,787)
Discontinued operations:
Income from discontinued operations	-	286	231	281	851
Loss on sale of discontinued operations	-	(449)	-	-	-
Net loss	$(10,521)	$(11,291)	$(6,354)	$(7,492)	$(3,936)

Basic and diluted net loss per share(1):
Continuing operations	$(6.42)	$(7.41)	$(4.40)	$(6.02)	$(4.12)
Discontinued operations	(0.00)	(0.11)	0.15	0.22	0.73
Basic and diluted net loss per share	$(6.42)	$(7.52)	$(4.25)	$(5.80)	$(3.39)
Shares used in computing basic and diluted net loss per share (1)	1,640	1,501	1,496	1,290	1,162
Balance Sheet Data (At Period End):
Cash and cash equivalents	$2,195	$3,737	$9,954	$12,886	$5,610
Working capital	2,215	3,408	13,706	16,070	11,151
Total assets	53,168	46,714	56,687	57,482	48,675
Long-term debt (net of current portion)	807	3,985	5,709	3,727	2,437
Convertible Debt	18,111	-	-	-	-
Stockholders’ equity	$22,922	$29,682	$39,533	$44,103	$38,417

(1)
For all periods, all common stock equivalents and convertible issues are antidilutive and, therefore, are not included in the weighted shares outstanding during the years in which we incurred net losses. Share amounts and basic and diluted net loss per share amounts shown on the condensed statements of operations have been adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009 and the 1-for-6 reverse stock split effective February 3, 2010.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

For financial reporting purposes, we view our current business as comprised of the following five business segments:
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

As part of our commercialization strategy in the United States, we generally offer the XTRAC laser system to targeted dermatologists at no initial capital cost. Under this contractual arrangement, we maintain ownership of the laser and generally earn revenue each time a physician treats a patient with the equipment. We believe this arrangement will increase market penetration. We also may sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference and especially now as a means of addressing under-performing accounts while still preserving a vendor-customer relationship. We believe that we are thus able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure model.

For the last several years we have sought to obtain health insurance coverage for XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. We now benefit from the fact that, by our estimates, more than 90% of the insured United States population has policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser.

We are currently restructuring sales and marketing efforts in business segments that have previously been dependent upon external infusions of debt capital to fund growth.

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

We are realigning the management of this segment. GlobalMed will generally manage our international device sales.

Skin Care (ProCyte)

Our Skin Care segment generates revenues primarily from the sale of skin health, hair care and wound care products.

Our focus has been to provide unique products, primarily based upon propiretary technologies for selected applications in the dermatology, plastic and cosmetic surgery and medical spa markets. We have also expanded the use of our copper peptide technologies into the mass retail market for skin and hair care through targeted technology licensing and supply agreements.

Our skincare products are aimed at the growing demand for skin health and hair care products, including products to enhance appearance and address the effects of aging on skin and hair. Our skincare products are formulated, branded and targeted at specific markets. Our initial products addressed the dermatology, plastic and cosmetic surgery markets for use after various procedures. Anti-aging skincare products were added to offer a comprehensive approach for a patient’s skincare regimen. In 2009, we introduced DNA topical products, which include DNA Nourishing Lotion and DNA Total Repair which use innovative technology to address DNA damage. We also introduced Neova® Skin Care Systems, which are kits of Neova products that target specific conditions with complete treatment programs. The programs are Intense Age Defense, Extremely Clear, and Essential Eye Recovery. These kits are designed to make it simpler for physicians to dispense the products and to ensure patient compliance and satisfaction.

Photo Therapeutics (PTL)

Our PTL segment is a developer and provider of non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. Our PTL segment has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, this technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates no heat, a patient feels no pain or discomfort which results in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today.

Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures. In addition, we have recently developed a line of consumer devices to address the home-use market opportunity. The FDA has issued over-the-counter (“OTC”) clearances for our two hand-held consumer devices.

To date, we have incorporated our PTL technology offering into a range of products targeting both the professional-based sector and the larger home-use market. Therefore, our PTL segment’s current portfolio of products is divided into three types: professional products comprising the Omnilux™ systems for the medical market; the Lumiere® systems to address the non-medical professional market; and home-use products to address the consumer market.

The consolidated financial statements include the results of our PTL segment from February 27, 2009, the date of acquisition, through December 31, 2009.

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

Galderma’s Metvixia and Aktilite Products

On January 11, 2010, we entered into a co-promotion agreement with Galderma, pursuant to which our sales force will promote Galderma’s Metvixia drug and Aktilite LED light for the photodynamic therapy treatment of actinic keratosis. Metvixia is a topical porphyrin precursor used in photodynamic therapy. When applied to actinic keratosis lesions, Metvixia is selectively absorbed into precancerous cells causing a build-up of endogenous porphyrins. These endogenous porphyrins are illuminated with the Aktilite CL128 lamp emitting a narrow output spectrum of red light with a peak wavelength at 630 nm. Subsequently, a reaction occurs that results in the destruction of the precancerous cells. Clinical trials in various countries with the Metvixia PDT system have shown comparable or better response rates than conventional treatments, such as cryotherapy or surgery. Metvixia PDT selectively targets precancerous cells so the surrounding healthy cells are less subjected to the treatment, therein minimizing scarring and ensuring more acceptable cosmetic outcomes for patients.

Clutterbuck Financing

On March 19, 2010, we entered into the Clutterbuck Agreement and the Term Note with Clutterbuck Funds LLC.  Clutterbuck Funds LLC, a registered investment advisor based in Cleveland, Ohio.  We received net proceeds of $2,373,000 in the transaction. The Term Note has a principal amount of $2.5 million, which accrues interest at a rate of 12% per annum. The Term Note requires us to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that we have consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to our outstanding term notes with such lenders. In connection with the issuance of the Term Note to Clutterbuck, we issued Clutterbuck Funds a warrant to purchase 102,180 shares of our common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if we make certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

Sales and Marketing

As of December 31, 2009, our sales and marketing personnel consisted of 56 full-time positions. Of the 56 sales personnel, they are directed to sales as follows: 53 in Domestic XTRAC, Skin Care and PTL and three in International Dermatology Equipment, international skincare and Surgical Products.

Sale of Surgical Services Business

Our Surgical Services segment was a fee-based procedures business using mobile surgical laser equipment operated by our technicians at hospitals and surgery centers in the United States. We decided to sell this division primarily because the growth rates and operating margins of the division had decreased as the business changed to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. On August 8, 2008, we sold certain assets of the business, including accounts receivable, inventory and equipment, for $3,149,737.

Reverse Stock Split

On January 26, 2009, we completed the reverse split of its common stock in the ratio of 1-for-7. Our common stock began trading at the market opening on January 27, 2009 on a split-adjusted basis. The reverse split is intended to enable us to increase our marketability to institutional investors and to maintain our listing on the Nasdaq Global Market, among other benefits. As a result of the stock split, we now have 9,005,175 shares of common stock outstanding, taking into account the rounding up of fractional shares.

On February 3, 2010, we completed a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-6, whereby, once effective, every six shares of our common stock was exchanged for one share of our common stock. Our common stock began trading on Nasdaq on a reverse stock split-adjusted basis at the market opening on February 4, 2010. As of December 31, 2009 we had 2,238,637 shares of common stock outstanding on a post-split basis, taking into account the rounding up of fractional shares.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles, and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements. These critical accounting policies and the significant estimates made in accordance with these policies have been discussed with our Audit Committee.

Revenue Recognition

XTRAC-Related Operations

We have two distribution channels for our phototherapy treatment equipment. We either (x) sell the laser through a distributor or directly to a physician or (y) place the laser in a physician’s offices (at no charge to the physician) and generally charge the physician a fee for an agreed-upon number of treatments. In some cases, we and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period. When we sell an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable. The criteria described in the clauses (i) through (iv) are collectively referred to as the Criteria. At times, units are shipped, but revenue is not recognized until all of the Criteria have been met, and until that time, the unit is carried on our books as inventory.

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

When we place a laser in a physician’s office, we generally recognize service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Treatments to be performed through random laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment.

Unused treatments remain an obligation of ours because the treatments can only be performed on our equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

We defer substantially all sales of treatment codes ordered by and delivered to our customers within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Our management believes this approach closely approximates the actual number of unused treatments that existed at the end of a period. For the years ended December 31, 2009 and 2008, we deferred $303,868 and $670,546, respectively, under this approach.

Skin Care Operations

We generate revenues from our Skin Care business primarily through product sales for skin health, hair care and wound care. We recognize revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. We ship the products FOB shipping point.

Photo Therapeutics Operations

We generate revenues from our Photo Therapeutics business primarily from two channels. The first is through product sales of LEDs and skincare products. The second is through milestone payments and potential royalty payments from a licensing agreement. We recognize revenues from the product sales, including sales to distributors and other customers, when the Criteria have been met. We recognize the milestone payments when the milestones have been achieved and potential royalty revenues as they are earned from the licensee.

Surgical Products and Service Operations

We generate revenues from our surgical products business primarily from product sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories. Domestic sales generally are direct to the end-user, though we have some sales to or through a small number of domestic distributors; foreign sales are to distributors. We recognize revenues from surgical laser and other product sales, including sales to distributors and other customers, when the Criteria have been met.

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

Our XTRAC laser is either (i) sold to distributors or physicians directly or (ii) placed in a physician's office and remains our property. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers in service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the Criteria have been met, and until that time, the unit is carried on our books as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full.

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

Property and Equipment.  As of December 31, 2009 and 2008, we had net property and equipment of $9,293,482 and $10,388,406, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians’ use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill and Intangibles Assets.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2009 and 2008, we had $29,244,974 and $19,155,895, respectively, of goodwill and other intangibles, accounting for 55% and 41% of our total assets at the respective dates. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

For the purposes of goodwill impairment testing, our reporting units are defined as Domestic XTRAC, International Dermatology Equipment and Skin Care.  We completed our annual goodwill impairment analysis as of December 31, 2009. Our assessment did not result in good will impairment. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The balance of our goodwill for each of our segments as of December 31, 2009 is as follows: Domestic XTRAC $2,061,096, International Dermatology Equipment $883,327, and Skin Care $13,973,385. Of the three reporting units with goodwill, International Dermatology Equipment has a fair value that is significantly in excess of its carrying value by approximately 187%, while Skin Care has a fair value that is approximately 22% in excess of its carrying value. The third reporting unit, Domestic XTRAC has a fair value that is approximately 11% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

In connection with the acquisition of Photo Therapeutics on February 27, 2009, we acquired certain intangibles recorded at fair value as of the date of acquisition and allocated them fully to the Photo Therapeutics segment.

The balances of these acquired intangibles, net of amortization, were:

December 31, 2009
PTLCustomer Relationships	$458,333
PTL Tradename	916,667
PTL Patented Technologies	6,783,333
Goodwill	2,554,878
Total	$10,713,211

Derivative Financial Instruments.  We recognize all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants are now accounted for as derivatives. As of December 31, 2009, we had $741,525 in derivative financial instruments.

Fair Value Measurements.  We measure fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value. Our derivative financial instruments are considered to be significant unobservable inputs (level 3).

Deferred Income Taxes.  We have a deferred tax asset that is fully reserved by a valuation allowance. We have not recognized the deferred tax asset, given our historical losses and the lack of certainty of future taxable income. However, if and when we become profitable and can reasonably foresee continuing profitability, then under FASB ASC 740, Income Taxes (“ASC Topic 740”) we may recognize some of the deferred tax asset. The recognized portion may variously reduce acquired goodwill, increase stockholders’ equity directly and/or benefit the statement of operations.

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

Results of Operations

Revenues

The following table illustrates revenues from our five business segments for the periods listed below:

	For the Year Ended December 31,
	2009	2008	2007
Dermatology:
XTRAC Domestic Services	$12,790,948	$12,419,972	$9,141,857
International Dermatology Equipment Products	3,996,067	3,782,456	3,256,505
Skin Care Products	7,895,473	12,829,816	13,471,973
Photo Therapeutics (PTL) Products	4,383,016
Total Dermatology Revenues	$29,065,504	$29,032,244	$25,870,335

Surgical:
Surgical Products	$3,622,580	$5,738,048	$5,176,108
Total Surgical Revenues	$3,622,580	$5,738,048	$5,176,108

Total Revenues	$32,688,084	$34,770,292	$31,046,443

Revenues from our Surgical Services segment, in the amount of $4,398,047 through August 4, 2008, the date of sale, have been accounted for in 2008 as a discontinued operation. Revenues from our Surgical Services segment were $7,667,174 for the year ended December 31, 2007 were reclassified to discontinued operations.

Domestic XTRAC Segment

Recognized treatment revenue for the years ended December 31, 2009, 2008, and 2007 was $9,736,800, $8,500,452 and $6,981,223, respectively, reflecting billed procedures of 145,521, 133,594 and 109,139, respectively. In addition, 6,567, 6,899 and 4,157 procedures were performed for the years ended December 31, 2009, 2008 and 2007, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the year ended December 31, 2009 compared to the same periods in 2008 and 2007 was largely related to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. For the year ended December 31, 2009, we recognized revenues of $18,132 (279 procedures) net, under this program, compared to deferred revenues of $109,777 (1,682 procedures) net, under this program for the year ended December 31, 2008. For the year ended December 31, 2007, we deferred revenues of

$103,851 (1,587 procedures) net, under this program. The change in deferred revenue under this program is presented in the table below.

We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2009, we recognized net revenues of $260,211 (4,003 procedures) and for the year ended December 31, 2008, we deferred net revenues of $107,210 (1,643 procedures), respectively, under this approach. For the year ended December 31, 2007, we deferred net revenues of $56,896 (869 procedures) under this approach.

For the years ended December 31, 2009 and 2008, domestic XTRAC laser sales were $3,054,148 and $3,919,520, respectively. There were 84 and 78 lasers sold, respectively. Included in the year ended December 31, 2008 laser sales was a sale of one Omnilux® product from PTL for which we had been acting as a distributor in the United States. There were 43 XTRAC lasers sold for the year ended December 31, 2007 for a total of $2,160,634. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	For the Year Ended December 31,
	2009	2008	2007
Total revenue	$12,790,948	$12,419,972	$9,141,857
Less: laser sales revenue	(3,054,148)	(3,919,520)	(2,160,634)
Recognized treatment revenue	9,736,800	8,500,452	6,981,223
Change in deferred program revenue	(18,132)	109,777	103,851
Change in deferred unused treatments	(260,211)	107,210	56,896
Net billed treatment revenue	9,458,457	8,717,439	7,141,970
Procedure volume total	152,088	140,493	113,296
Less: Non-billed procedures	6,567	6,899	4,157
Net billed procedures	145,521	133,594	109,139
Avg. price of treatments sold	$65.00	$65.25	$65.44
Change in procedures with deferred program revenue, net	(279)	1,682	1,587
Change in procedures with deferred unused treatments, net	(4,003)	1,643	869

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

International Dermatology Equipment Segment

International sales of our XTRAC and VTRAC systems and related parts were $3,996,067 for the year ended December 31, 2009 compared to $3,782,456 and $3,256,505 for the years ended December 31, 2008 and 2007, respectively. We sold 94 systems in the year ended December 31, 2009 which compared to 86 and 65 systems in the years ended December 31, 2008 and 2007, respectively. The average price of dermatology equipment sold internationally varies due to the quantity mix of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold 25 of these used lasers in the year ended December 31, 2009 at an average price of $23,500. We sold 11 and five of these used lasers, at an average price of $33,000 and $36,500 for the years ended December 31, 2008 and 2007, respectively; and

•
In addition to the XTRAC laser system (both new and used) we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is substantially below our competitors’ international dermatology equipment and below our XTRAC laser. In the years ended December 31, 2009, 2008 and 2007, we sold 35, 34 and 20 VTRAC systems, respectively.

The following table illustrates the key changes in the International Dermatology Equipment segment for the periods reflected below:

	For the Year Ended December 31,
	2009	2008	2007
Revenues	$3,996,067	$3,782,456	$3,256,505
Less: part sales	(852,767)	(664,456)	(543,015)
Laser/lamp revenues	3,143,300	3,118,000	2,713,490
Laser/lamp systems sold	94	86	65
Average revenue per laser/lamp	$33,439	$36,256	$41,746

Skin Care Segment

For the year ended December 31, 2009, Skin Care revenues were $7,895,473 compared to $12,829,816 for the year ended December 31, 2008 and $13,471,973 for the year ended December 31, 2007. These revenues are generated from the sale of various skin, hair care and wound products and from the sale of copper peptide compound.

•
The product sales decreased for the year ended December 31, 2009 due to the macro economic conditions and to transitioning from our discontinued MD Lash Factor eyelash conditioning product to our internally developed Neova Advanced Essential Lash™ eyelash conditioner, which launched February 1, 2009. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the year ended December 31, 2009 were approximately $7.7 million down from approximately $12.6 million and $12.7 million for the years ended December 31, 2008 and 2007, respectively.

•
Included in Product sales for the year ended December 31, 2008 were $2,687,241 of revenues from MD Lash Factor as part of an exclusive license to distribute in the United States. In 2007 there were $1,037,212 of revenues as the product was launched in August 2007. We discontinued marketing MD Lash Factor as of January 31, 2009 under the terms of an agreement with Allergan, Inc. in settlement of certain patent litigation, and we have replaced it with our own peptide-based conditioner. For the year ended December 31, 2009, we sold $326,170 of our Neova Advanced Essential Lash.

•
Bulk compound sales decreased by $16,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008. Bulk compound sales decreased by $208,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007. Minimum contractual royalties from Neutrogena expired in November 2007 and as such the royalties decreased by $268,023 for the year ended December 31, 2008 from the year ended December 31, 2007.

The following table illustrates the key changes in the Skin Care segment for the periods reflected below:

	For the Year Ended December 31,
	2009	2008	2007
Product sales	$7,653,950	$12,566,839	$12,732,973
Bulk compound sales	239,760	256,000	464,000
Royalties	1,763	6,977	275,000
Total Skin Care revenue	$7,895,473	$12,829,816	$13,471,973

Photo Therapeutics (PTL) Segment

For the year ended December 31, 2009, our PTL segment’s revenues were $4,383,016. Since PTL was acquired on February 27, 2009, there were no corresponding revenues for the years ended December 30, 2008 and 2007. PTL revenues are primarily generated from the sale of LED devices and milestone payments on a licensing agreement targeting the mass consumer acne market.

The following table illustrates the key changes in our PTL segment for the periods reflected below:

	For the Year Ended December 31,
	2009	2008	2007
Product revenues	$3,975,045	$-	$-
Licensing revenues	407,971	-	-
Total PTL revenues	$4,383,016	$-	$-

We are actively seeking distribution channels to reach the home-use consumer market with our New-U® hand-held LED device. Licensing revenues are from a license of the Clear-U, which the licensee intends to use as a platform to attempt to address the mass consumer acne market. We expect that the platform product may be released in early 2011.

Surgical Products Segment

Revenues from our Surgical Products segment include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems generate subsequent recurring sales of fibers and disposables.

For the year ended December 31, 2009, surgical products revenues were $3,622,580 compared to $5,738,048 in the year ended December 31, 2008. The decrease in the year was mainly related to the termination of an OEM contract in 2008 with AngioDynamics. In the second half of 2008, AngioDynamics elected not to continue with the OEM contract. Sales to AngioDynamics were $0 for the year ended December 31, 2009. Sales to AngioDynamics were $1.4 million for the year ended December 31, 2008 compared to $480,000 for the year ended December 31, 2007.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a substantially higher sales price. Included in laser sales during the years ended December 31, 2009, 2008 and 2007 were sales of 26, 141 and 78 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers. We are phasing out our holmium and CO2 laser systems.

Fiber and other disposables sales decreased 14% with the comparable years ended December 31, 2008 and 2007. We expect that our disposables base will continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The following table illustrates the key changes in our Surgical Products segment for the periods reflected below:

	For the Year Ended December 31,
	2009	2008	2007
Revenues	$3,622,580	$5,738,048	$5,176,108
Percent (decrease)/increase	(36.9%)	10.9%
Laser systems sold	30	145	87
Laser system revenues	$603,000	$2,236,000	$1,684,000
Average revenue per laser	$20,115	$15,422	$19,356

Cost of Revenues

Our cost of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in our International Dermatology Equipment segment, the Skin Care segment (with royalties included in the services side of the segment), our PTL segment (with licensing revenues included in the services side of the segment) and our Surgical Products segment (with laser maintenance fees included in the services side of this segment). Product costs also include XTRAC domestic laser sales. Within services cost of revenues are the costs associated with the Domestic XTRAC segment, excluding the laser sales, as well as costs associated with the above-referenced royalties, licensing and maintenance revenues.

Product cost of revenues during the year ended December 31, 2009 were $11,675,233, compared to $11,968,222 for the year ended December 31, 2008. The $292,989 decrease is due to decreases in product cost of sales for surgical products of $1,216,902 related to the decrease in laser sales, a decrease in skincare products of $1,792,332 resulting from the switch to our internally produced Neova product and a decrease in domestic XTRAC laser sales of $338,810. These decreases were partly offset, by an increase in international dermatology equipment sales in the amount of $716,725. In addition, there was an increase due to the inclusion of $2,338,330 in product costs for our PTL business.

Product cost of revenues during the year ended December 31, 2008 were $11,968,222, compared to $9,582,715 for the year ended December 31, 2007. The increase of $2,385,507 is due to product cost increases from the following business segments: domestic XTRAC of $978,664; international dermatology equipment of $170,368; surgical products of $1,013,217; and skin care of $223,258. The increases are primarily a result of the increased number of laser sales which have a higher cost percentage than non-laser products. The skin care increase is the result of third-party licensed products which have a higher cost. There were also increases to the excess and obsolete inventory reserves mainly in the surgical product segment, $374,000, and skin care segment, $162,000. Warranty expense, which is included in cost of goods sold, amounted to $238,662 and $95,314 for the year ended December 31, 2008 and 2007, respectively.

Services cost of revenues was $5,750,733 in the year ended December 31, 2009 compared to $5,027,095 in the year ended December 31, 2008, representing an increase of $723,638. The increase is directly related to the increase in our Domestic XTRAC segment costs of $706,393.

Services cost of revenues was $5,027,095 in the year ended December 31, 2008 compared to $3,998,911 in the year ended December 31, 2007, representing an increase of $1,028,184. The increase is directly related to the increase in our Domestic XTRAC segment costs of $1,029,175.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	For the Year Ended December 31,
	2009	2008	2007
Product:
XTRAC Domestic	$1,458,587	$1,797,397	$818,733
International Dermatology Equipment	2,588,195	1,871,470	1,701,102
Skin Care	2,639,213	4,431,545	4,208,287
PTL	2,338,330	-	-
Surgical Products	2,650,908	3,867,810	2,854,593
Total Product costs	$11,675,233	$11,968,222	$9,582,715

Services:
XTRAC Domestic	$5,623,782	$4,917,389	$3,888,214
Surgical Products	126,951	109,706	110,697
Total Services costs	$5,750,733	$5,027,095	$3,998,911

Total Costs of Revenues	$17,425,966	$16,995,317	$13,581,626

Gross Profit Analysis

Gross profit decreased to $15,262,118 during the year ended December 31, 2009 from $17,774,975 during the same period in 2008. As a percentage of revenues, the gross margin decreased to 46.7% for the year ended December 31, 2009 from 51.1% for the same period in 2008.

Gross profit increased to $17,774,975 during the year ended December 31, 2008 from $17,464,817 during the same period in 2007. As a percentage of revenues, the gross margin decreased to 51.1% for the year ended December 31, 2008 from 56.3% for the same period in 2007.

The following table analyzes changes in our gross margin for the periods reflected below:

Company Profit Analysis	For the Year Ended December 31,
	2009	2008	2007
Revenues	$32,688,084	$34,770,292	$31,046,443
Percent (decrease)/ increase	(6.0%)	12.0%
Cost of revenues	17,425,966	16,995,317	13,581,626
Percent increase	2.5%	25.1%
Gross profit	$15,262,118	$17,774,975	$17,464,817
Gross margin percentage	46.7%	51.1%	56.3%

The primary reasons for changes in gross profit and the gross margin percentage for the year ended December 31, 2009 compared to the same period in 2008 were as follows:

•
Our Skin Care segment is more susceptible to the macro economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the year ended December 31, 2009 were approximately $7.7 million down from approximately $12.6 million for the year ended December 31, 2008. Our Skin Care margins are substantially higher than the other business segments and consequently substantive swings in the revenues attributed to Skin Care’s sales will have a significant impact on our overall margins.

•
In our Surgical Products segment there were 115 fewer laser systems sold in the year ended December 31, 2009 than in the comparable period of 2008. This included 100 sales due to our OEM arrangement, but in the second half of 2008, AngioDynamics elected out of the OEM contract. Since that time, our sales to AngioDynamics have been $0. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overheads which lowered average unit costs and resulted in a higher gross margin in 2008 compared to 2009.

•
We sold approximately $865,372 less in domestic XTRAC lasers in the year ended December 31, 2009 then in the comparable period of 2008. In addition, the current year sales were at lower margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 52% in the year ended December 31, 2009 compared to 59% in the year ended December 31, 2008.

•	We recorded severance and lease liability of approximately $226,000 related to the integration of the PTL acquisition and the relocation of our Skin Care facility.

•
Additional gross profit was realized from our PTL segment. We acquired PTL on February 27, 2009; therefore only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

•
We decreased the number of laser systems placed with our customers but sold a greater number of XTRAC treatment procedures in the year ended December 31, 2009 than in the year ended December 31, 2008. Procedure volume increased 8.9% from 133,594 to 145,521 billed procedures in the year ended December 31, 2009 compared to the same period in 2008. Increased usage at existing sites carries negligible variable cost thereby enhancing profit margins. Our ability to increase the number of procedures sold is a direct result of improved insurance reimbursement and increased marketing efforts.

The primary reasons for changes in our gross profit for the year ended December 31, 2008, compared to the same period in 2007 were as follows:

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

•	We sold approximately $405,000 worth of additional international dermatology equipment for the year ended December 31, 2008 compared to the same period in 2007.

The following table analyzes the gross profit for our Domestic XTRAC segment for the periods reflected below:

XTRAC Domestic Segment	For the Year Ended December 31,
	2009	2008	2007
Revenues	$12,790,948	$12,419,972	$9,141,857
Percent increase	3.0%	35.9%
Cost of revenues	7,082,369	6,714,786	4,706,947
Percent increase	5.5%	42.7%
Gross profit	$5,708,579	$5,705,186	$4,434,910
Gross margin percentage	44.6%	45.9%	48.5%

Gross profit increased for this segment for the year ended December 31, 2009 from the comparable periods in 2008 by $3,393. The key factors for this increase were as follows:

•
Key drivers in increasing the fee-per-procedure revenue from this segment are insurance reimbursement and increased direct-to-consumer advertising in targeted territories. In 2009, we began offering enhanced services to our customers through a recently developed membership program which bundles certain features and benefits offered to our customers. These services include enhanced access to our reimbursement team, marketing assistance, and discounts off our other product lines. Consequently procedure volume increased by 9% from 133,594 to 145,521 billed procedures in the year ended December 31, 2009 compared to the same period in 2008. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately $865,000 less in domestic XTRAC lasers in the year ended December 31, 2009 compared to the same period in 2008. Such sales in 2009 were at lower margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were placements. The margin on these capital equipment sales was 52% in the year ended December 31, 2009 compared to 59% in the same period in 2008.

•
The cost of revenues increased by $367,583 for the year ended December 31, 2009 compared to the same period in 2008. This increase is due to an increase in the service expenses due to the increase in lasers placed in the field, of approximately $263,810 and in certain allocable XTRAC manufacturing overhead costs that are charged against the XTRAC service revenues of $390,338. Offsetting these increases was a decrease in cost of revenues related to laser sales of $338,799 over the comparable period in 2008. The depreciation costs will continue to increase in subsequent periods as the number of net placements grows.

Gross profit increased for this segment for the year ended December 31, 2008 from the comparable periods in 2007 by $1,270,276. The key factors for this increase were as follows:

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

The following table analyzes the gross profit for our International Dermatology Equipment segment for the periods reflected below:

International Dermatology Equipment Segment	For the Year Ended December 31,
	2009	2008	2007
Revenues	$3,996,067	$3,782,456	$3,256,505
Percent increase	5.6%	16.2%
Cost of revenues	2,588,195	1,871,470	1,701,102
Percent increase	38.3%	10.0%
Gross profit	$1,407,872	$1,910,986	$1,555,403
Gross margin percentage	35.2%	50.5%	47.8%

Gross profit for the year ended December 31, 2009 decreased by $503,114 from the comparable prior year period. The key factors for the decrease were as follows:

•
We sold 59 XTRAC laser systems and 35 VTRAC lamp-based excimer systems during the year ended December 31, 2009 and 52 XTRAC laser systems and 34 VTRAC systems in the comparable period in 2008. Included in the 59 XTRAC lasers systems sold were 25 used laser systems, which have a lower average selling price and gross margin percentage, compared to 11 used laser systems in 2008. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•	International part sales, which have a higher margin percentage than system sales, increased for the year ended December 31, 2009 by approximately $188,300 compared to the same period in 2008.

•
In addition, there was an increase of approximately $375,000, for the year ended December 31, 2009 in certain allocable XTRAC manufacturing overhead costs that are charged against our international dermatology equipment revenues as compared to the same period in 2008.

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

•	International part sales, which have a higher margin percentage than system sales, increased for the year ended December 31, 2008 by approximately $121,400 compared to the same period in 2007.

The following table analyzes our gross margin for our Skin Care segment for the periods presented below:

Skin Care Segment	For the Year Ended December 31,
	2009	2008	2007
Product revenues	$7,653,950	$12,566,839	$12,732,973
Bulk compound revenues	239,760	256,000	464,000
Royalties	1,763	6,977	275,000
Total revenues	7,895,473	12,829,816	13,471,973
Percent decrease	(38.5%)	(4.8%)

Product cost of revenues	2,502,509	4,249,273	3,885,229
Bulk compound cost of revenues	136,704	182,272	323,058
Total cost of revenues	2,639,213	4,431,545	4,208,287
Percent (decrease)/increase	(40.4%)	5.3%
Gross profit	$5,256,260	$8,398,271	$9,263,686
Gross margin percentage	66.6%	65.5%	68.8%

Gross profit for the year ended December 31, 2009 decreased by $3,142,011 over the comparable period in 2008. The key factors for the decrease in this business segment were as follows:

•
The decrease in revenues for the year ended December 31, 2009 is due in large part to the macro economic conditions. This segment is more susceptible to such economic conditions than our other segments because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the year ended December 31, 2009 were approximately $7.7 million down from approximately $12.6 million for the year ended December 31, 2008.

•
For the year ended December 31, 2008 product revenues include $2,687,241 of products which are manufactured by a third-party supplier in conjunction with a licensing agreement. The margin of these licensed products is lower than the margins of other internally developed brands which we distribute.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while royalty revenues generated from licensees have no significant costs associated with this revenue stream.

•	In the year ended December 31, 2009, severance and lease liability expense of approximately $168,000 were recorded with respect to the relocation of the warehouse facility.

Gross profit for the year ended December 31, 2008 decreased by $865,415 over the comparable period in 2007. The key factors for the decrease in this business segment were as follows:

•
For the years ended December 31, 2008 and 2007, product revenues include $2,687,241 and $1,037,212, respectively, of products which are manufactured by a third-party supplier in conjunction with a licensing agreement. The margin of these licensed products is lower than the margins of other internally developed brands which we distribute.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than skincare products, while royalty revenues generated from licensees have no significant costs associated with this revenue stream.

•	Additionally, we increased the excess and obsolete reserves by approximately $162,000 for slow moving products, which had a direct impact on the gross margin.

The following table analyzes the gross profit for our PTL segment for the periods presented below:

PTL Segment	For the Year Ended December 31,
	2009	2008	2007
Revenues	$4,383,016	$-	$-
Percent increase	100%
Cost of revenues	2,338,330	-	-
Percent increase	100%
Gross profit	$2,044,686	$-	$-
Gross margin percentage	46.7%

The key factors in this business segment were as follows:

•
Since the business was acquired on February 27, 2009, there was no corresponding activity for the periods ending 2008 and 2007. Consequently, the activity for the year ended December 31, 2009 includes activity from February 27, 2009 through December 31, 2009.

•
The year ended December 31, 2009 includes revenues from a milestone payment of $407,971 under a certain licensing arrangement for the Clear U™ hand-held device. The licensee intends to use the device and its technology as a platform to attempt to address the mass consumer acne market. There are no specific costs allocated to this revenue stream.

The following table analyzes our gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	For the Year Ended December 31,
	2009	2008	2007
Revenues	$3,622,580	$5,738,048	$5,176,108
Percent (decrease)/increase	(36.9%)	10.9%
Cost of revenues	2,777,859	3,977,516	2,965,290
Percent (decrease)/increase	(30.2%)	34.1%
Gross profit	$844,721	$1,760,532	$2,210,818
Gross margin percentage	23.3%	30.1%	42.7%

Gross profit for the year ended December 31, 2009 decreased by $915,811 from the comparable prior year period. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the year ended December 31, 2009 decreased by $2,115,468 from the year ended December 31, 2008 while cost of revenues decreased by $1,199,657 between the same periods. There were 115 fewer laser systems sold in the year ended December 31, 2009 than in the comparable period of 2008.

•
The sales of diode systems, in the year ended December 31, 2008, included 100 sales due to our OEM arrangement, but in the second half of 2008 AngioDynamics elected not to continue the contract. Since that time, our sales to AngioDynamics have been $0. Additionally, the higher manufacturing levels in 2008 caused better absorption of fixed overhead costs, which lowered average unit costs resulting in a higher gross margin in 2008 compared to 2009.

•
Additionally, there was a decrease in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 14% between the comparable period in 2008.

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

Selling, General and Administrative Expenses

For the year ended December 31, 2009, selling, general and administrative expenses decreased to $23,083,347 from $26,797,107 for the year ended December 31, 2008 for the following reasons:

•
The majority of the decrease related to a $1,505,000 in salaries, benefits and travel expenses associated with a decrease in the sales force and decreased revenues which generated lower commission expenses, particularly in our Skin Care segment;

•	There was a decrease in marketing expense of $411,000 which resulted from improved control over marketing efforts;

•	There was a decrease of bonus expense of $853,000 due to the fact that no bonus accrual was recorded in the current year;

•	There was a decrease in amortization expense of $480,000 related to the impairment of certain intangibles as of the year end December 31, 2008;

•	There was a decrease in stock compensation expense of $722,000, mainly due to the reduction in the sales force as well as the termination of an executive officer;

•	We expensed $432,000 of legal and transaction costs under ASC Topic 718 incurred in connection with the acquisition of Photo Therapeutics compared to $1,533,000 in the year ended December 31, 2008;

•
Additionally in 2008, we wrote off $353,000 for the investment in AzurTec and the related intangibles, net, due to the dissolution of AzurTec and the impairment of the assets and we wrote down the Neutrogena Agreement intangible due to impairment by $582,000 to its fair value;

•
Offsetting the above decreases was an increase in the selling, general and administrative expenses related to our PTL segment of $2,072,091. Additionally, we expensed approximately $987,000 related to severance and accelerated vesting of restricted stock and options in connection with the termination of our former chief executive officer.

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

•	We expensed $1,533,000 of legal and transaction costs under ASC Topic 718 incurred in connection with the acquisition of Photo Therapeutics.

•	We wrote off $353,000 for the investment in AzurTec and the related intangibles, net, due to the dissolution of AzurTec and the impairment of the assets.

•	Additionally, we wrote down the Neutrogena Agreement intangible due to impairment by $582,000 to its fair value.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2009 increased to $1,137,725 from $1,073,215 for the year ended December 31, 2008. The increase for the year ended December 31, 2009 was due to the engineering and product development expenses of our PTL segment of $286,806 for the year ended December 31, 2009. Offsetting this increase was meeting our financial sponsorship obligations of $189,000 in March 2008 for the severe psoriasis study by John Koo, MD, of the University of California San Francisco Medical Center.

Engineering and product development expenses for the year ended December 31, 2008 increased to $1,073,215 from $799,108 for the year ended December 31, 2007. The increase for the year ended December 31, 2008 was due to meeting our financial sponsorship obligations, of $189,000 in March 2008 for the severe psoriasis study by John Koo, MD, of the University of California San Francisco Medical Center.

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

Interest Expense, Net

Net interest expense for the year ended December 31, 2009 increased to $2,370,676, as compared to $1,032,597 for the year ended December 31, 2008. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in net interest expense:

	December 31, 2009	December 31, 2008	Change

Interest expense	$2,378,863	$1,188,783	$1,190,080
Interest income	(8,187)	(156,186)	147,999
Net interest expense	$2,370,676	$1,032,597	$1,338,079

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

Change in fair value of warrants

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) warrants issued in connection with the financing to acquire PTL were recorded at fair value and recognized as liabilities. In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of these warrants as of December 31, 2009, and recognized $808,786 for the year ended December 31, 2009 in other income in recording the liabilities associated with these warrants at their fair value as of December 31, 2009.

Net Loss

The factors discussed above resulted in a net loss of $10,520,775 during the year ended December 31, 2009, as compared to a net loss of $11,290,907 during the year ended December 31, 2008, a decrease of 6.8%. The year ended December 31, 2008 included a loss on sale of discontinued operations of $448,675.

The following table illustrates the impact of major expenses, namely depreciation, amortization, interest and stock option expense between the periods:

	For the Year ended December 31,
	2009	2008	Change

Net loss	$10,520,775	$11,290,907	$770,132

Components included in net loss:
Acquisition expenses	(432,352)	(1,532,798)	1,100,446
Depreciation and amortization	(4,610,265)	(4,542,038)	(68,227)
Stock-based compensation expense	(1,262,027)	(1,395,538)	133,511
Severance costs	(873,905)	-	(873,905)
Interest expense, net	(2,370,676)	(1,032,597)	(1,338,079)
Litigation costs	(407,042)	(981,126)	574,084
Change in fair value of warrants	808,786	-	808,786
Impairment on intangibles and other long-lived asset	-	(934,612)	934,612
Loss on sale of discontinued operations	-	(448,675)	448,675
	$(9,147,481)	$(10,867,384)	$1,719,903

The aforementioned factors resulted in a net loss of $11,290,907 during the year ended December 31, 2008, as compared to a net loss of $6,354,246 for the year ended December 31, 2007, an increase of 77.7%. The year ended December 31, 2008 included a loss on sale of discontinued operations of $448,675.

The following table illustrates the impact of major expenses, namely depreciation, amortization, interest and stock option expense between the periods:

	For the Year ended December 31,
	2008	2007	Change

Net loss	$11,290,907	$6,354,246	$4,936,661

Components included in net loss:
Pending acquisition expenses	(1,532,798)	-	(1,532,798)
Loss on sale of discontinued operations	(448,675)	-	(448,675)
Impairment on intangibles and other long-lived asset	(934,612)	-	(934,612)
Refinancing charge	-	(441,956)	441,956
Interest expense, net	(1,032,597)	(529,489)	(503,108)
Legal expenses	(1,437,181)	(1,558,387)	121,206
Depreciation and amortization expense	(4,542,038)	(4,822,035)	279,997
Stock-based compensation expense	(1,395,538)	(1,444,880)	49,342
	$(11,323,439)	$(8,796,747)	$(2,526,692)

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At December 31, 2009, our current ratio was 1.20 compared to 1.26 at December 31, 2008. As of December 31, 2009 we had $2,214,505 of working capital compared to $3,408,187 as of December 31, 2008. Cash and cash equivalents were $2,194,788 as of December 31, 2009, as compared to $3,736,607 as of December 31, 2008. We had $78,000 of cash that was classified as restricted as of both December 31, 2009 and December 31, 2008.

Based on our presently available resources, including the private placement of our securities described below, the substantial reduction in the use of cash in the last six months of 2009 compared to the first six months of 2009 and the last six months of 2008 and the continuation of our restructuring efforts, we believe that we can fund operations through and beyond the first quarter of 2010. However, given the uncertainty in the general economic conditions and the impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern through and beyond the first quarter of 2010.

Starting in August 2009, we began to restructure our operations and redirect our efforts in a manner that management expects will result in improved results of operations. As part of such redirected efforts, management continues to minimize our operational costs and capital expenditures. In addition, we are developing strategies to increase ongoing revenue streams and have also refocused our sales efforts to convert customer relationships within the Domestic XTRAC segment which are underperforming under the consignment model, to a sale of the currently consigned equipment in order to accelerate cash receipts. In the year ended December 31, 2009, we sold 40 of these underperforming lasers, for approximately $1,138,000 in proceeds. In addition, in an effort to preserve cash resources, we have secured from certain vendors extended payable arrangements.

On October 22, 2009, we closed a private placement of our common shares with several accredited investors, which yielded gross proceeds of approximately $2.7 million and which improved our available cash. On November 10, 2009, we issued to an affiliate of one of the accredited investors participating in the October 22, 2009 private placement an additional 230,000 shares, which yielded additional gross proceeds of $149,500. Although this financing, together with our other resources and arrangements with creditors, satisfied our immediate liquidity constraints at such time, we continue to explore additional opportunities to secure capital which might be used to continue to develop new business opportunities or, if necessary, to fund operations.

On March 19, 2010, we entered into the Clutterbuck Agreement the Term Note with Clutterbuck Funds. We received net proceeds of $2,373,000 in the transaction. The Term Note has a principal amount of $2.5 million, which accrues interest at a rate of 12% per annum. The Term Note requires us to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that we have consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to our outstanding term notes with such lenders. In connection with the issuance of the Term Note to Clutterbuck, we issued Clutterbuck Funds a warrant to purchase 102,180 shares of our common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if we make certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

    These proceeds and the continued implementation of our revised sales and marketing strategies are expected to ensure our liquidity through the first quarter of 2011.

    In order to consummate the bridge financing, it was necessary to secure the consent of the holder of Convertible Notes (the “Holder”). As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Holder’s consent, we agreed to the following modifications to the Convertible Notes:

•
We have combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash and may not be paid in convertible PIK notes unless and until our stockholders vote to approve payment in the form of convertible PIK notes;

•
The smaller note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.25850 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes.

•
The collateral securing the Convertible Note was expanded by adding a first-priority lien against all of our assets other than the assets pledged with first-priority liens to CIT Healthcare and to Clutterbuck Funds. When assets are released from the lien of CIT Healthcare, such assets will become subject to the first-priority lien of Clutterbuck Funds and a second-priority lien of the Holder. Finally, when assets are released from the lien of Clutterbuck Funds, such assets will become subject to the first-priority lien of the Holder.

•	Three of our subsidiaries (ProCyte Corporation, Photo Therapeutics, Inc. and SLT Technology, Inc.) have guaranteed our obligations under the Convertible Notes.

    On December 31, 2007, we entered into a term-note credit facility from CIT Healthcare and Life Sciences Capital (collectively “CIT”). The credit facility had a commitment term of one year, which expired on December 31, 2008. We accounted for each draw as funded indebtedness, with ownership in the lasers remaining with us. CIT holds a security interest in the lasers and in their revenue streams. Each draw against the credit facility has a repayment period of three years, except for legacy components refinanced from previous borrowings. On September 30, 2008, the facility was amended to permit us to make a fourth draw of $1.9 million in the third quarter of 2008; Life Sciences Capital did not participate in the fourth draw. We have used our entire availability under the CIT credit facility. A summary of the terms and activity under the CIT credit facility is presented in Note 10, Long-term Debt, of the Financial Statements included in this Report.

On February 27, 2009, as part of the first tranche of the convertible debt financing in connection with our acquisition of our Photo Therapeutics business, the holder of the convertible debt funded approximately $2 million to be used to pay for costs related to the acquisition and its financing, and approximately $3 million to be used as working capital. A summary of the terms and activity under the convertible debt is presented in Note 11, Convertible Debt, of the Financial Statements included in this Report.

Net cash and cash equivalents used in operating activities – continuing operations was $2,254,247 for the year ended December 31, 2009 compared to cash used of $1,294,070 for the year ended December 31, 2008. The change in cash used between the years was mostly due to the decreases in accounts receivable and inventories.

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

Net cash and cash equivalents used in investing activities – continuing operations was $14,656,266 for the year ended December 31, 2009 compared to $2,766,153 for the year ended December 31, 2008. This was primarily due to acquisition costs, net of cash received, of $12,578,022 in connection with the Photo Therapeutics acquisition. The balance of the increase was mainly for the placement of lasers into service.

Net cash and cash equivalents used in investing activities – continuing operations was $2,766,153 for the year ended December 31, 2008 compared to $4,301,624 for the year ended December 31, 2007. This was primarily for the placement of lasers into service. The year ended December 31, 2008 was net of proceeds received from the sale of discontinued operations of $3,149,736.

The placement of lasers into service is shown net of the remaining net book value of the lasers that we sold during the period presented. When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirement of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents used in financing activities was $15,263,633 for the year ended December 31, 2009 compared to cash provided by financing activities of $2,634,849 for the year ended December 31, 2008. In the year ended December 31, 2009 we received $18 million in proceeds in the convertible debt financing and $2,857,250 from private placement equity financing, both of which were partially offset by repayment of $4,717,381 on the line of credit, $415,905 for certain notes payable and registration costs of $460,614.

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

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2009 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. The obligations under the credit facility from CIT are term notes. Operating lease and rental obligations are respectively for personal and real property which we use in our business. The obligations relating to the Convertible Notes are stated at the principal amount due and are not discounted for related warrants or origination costs.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Convertible Notes	$18,720,000	$-	$-	$18,720,000
Credit facility obligations	3,973,997	3,194,654	779,343	-
Capital lease obligations	-	-	-	-
Rental and Operating lease obligations	1,052,859	623,515	429,344	-
Notes payable	77,239	30,762	46,477	-
Total	$23,824,095	$3,848,931	$1,255,164	$18,720,000

Our ability to expand our business operations is currently dependent in significant part on financing from external sources. There can be no assurance that changes in our manufacturing and marketing, research and development plans or other changes affecting our operating expenses and business strategy will not require financing from external sources before we will be able to develop profitable operations. Under the terms of the SPA, we must secure the approval of the holder of the convertible notes for the incurrence of debt. Equity securities must first be offered to the holder of the Convertible Notes. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our common stockholders. Moreover, our cash requirements may vary materially from those now planned because of marketing results, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan.

Off-Balance Sheet Arrangements

At December 31, 2009, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our sales or expenses.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk
We have certain derivative financial instruments related to certain of our outstanding warrants. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $0.95 (without the effect of the 1-for-6 reverse stock split on February 3, 2010) on December 31, 2009 should increase or decrease by $0.25.

The following table shows the effect of changes in the price of our common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of December 31, 2009.

		Pro-forma Information
	As Reported December 31, 2009	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$0.95	$0.70	$1.20

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$741,525	$492,310	$1,006,677

Change in fair value of derivative financial instruments	$-	$(249,215)	$265,152

Condensed Consolidated Statement of Operations:
Decrease in fair value of derivative financial instruments	$(808,786)	$(1,058,001)	$(543,634)

Net loss attributable to common stockholders	$(10,520,775)	$(10,271,560)	$(10,785,927)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Management’s report on our internal controls over financial reporting can be found in the following captioned discussion. Our Independent Registered Public Accounting Firm’s attestation report on the effectiveness of our internal control over financial reporting can be found with the attached financial statements, and is incorporated by reference herein.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting has been audited by Amper, Politziner & Mattia, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held 28 meetings and executed three unanimous written consents in lieu of a meeting in 2009.

The following sets forth certain biographical information concerning our current directors and our executive officers.

Name	Position	Age
Richard J. DePiano	Non-Executive Chairman of the Board of Directors	68
Dennis M. McGrath	President, Chief Executive Officer and Director	53
Christina L. Allgeier	Vice President and Chief Financial Officer	37
Michael R. Stewart	Executive Vice President and Chief Operating Officer	52
David W. Anderson	Director	57
Stephen P. Connelly	Director	58
Leonard L. Mazur	Director	65
Alan R. Novak	Director	75

Directors and Executive Officers

Richard J. DePiano was appointed to our Board of Directors in May 2000 and was unanimously elected to serve as Non-Executive Chairman of the Board on January 31, 2003. Mr. DePiano has been a director of Escalon Medical Corp., a publicly traded healthcare business specializing in the development and marketing of ophthalmic devices and pharmaceutical and vascular access products, since February 1996 and has served as its Chairman and Chief Executive Officer since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst

Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano was also the Chairman of the Board of Directors of SLT prior to our acquisition of SLT. Mr. DePiano serves on the Board of Trustees for Drexel University and Salus University.  Mr. DePiano brings professional experience and executive management experience with a health-care company to the Board.

Dennis M. McGrath was appointed as our President, Chief Executive Officer and a director in July 2009. Mr. McGrath also served as our Chief Financial Officer and Vice President—Finance and Administration from January 2000 through November 2009. Mr. McGrath has held several senior level positions including, from February 1999 to January 2000, serving as the Chief Operating Officer of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a public company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as Chief Financial Officer of Think New Ideas, Inc., a public company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, Mr. McGrath was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. From September 1996 to February 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President–Operations of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. Mr. McGrath is currently a director of RICOMM Systems, Inc. and Noninvasive Medical Technologies, Inc. Mr. McGrath graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath holds a license from the states of Pennsylvania and New Jersey as a certified public accountant.

Christina L. Allgeier was appointed as our Vice President and Chief Financial Officer in October 2009. Prior to this time, Ms. Allgeier served as our corporate controller since December 2002. Ms. Allgeier graduated with a B.S. in accounting from Penn State University. Ms. Allgeier holds a license from the Commonwealth of Pennsylvania as a certified public accountant.

Michael R. Stewart was appointed as our Executive Vice President of Corporate Operations on December 27, 2002, immediately following the acquisition of SLT and, on July 19, 2005, he was appointed our Chief Operating Officer. From July 1999 to the acquisition of SLT, Mr. Stewart was the President and Chief Executive Officer of SLT and, from October 1990 to July 1999 he served as SLT’s Vice President Finance and Chief Financial Officer. Mr. Stewart graduated from LaSalle University with a B.S. in accounting and received an M.B.A. from LaSalle University in 1986. Mr. Stewart passed the CPA examination in New York in 1986.

David W. Anderson was appointed to our Board of Directors on September 28, 2004. Mr. Anderson has been the President and Chief Executive Officer of Gentis, Inc. since November 2004. He has over twenty years of entrepreneurial management experience in the medical device, orthopedics and pharmaceutical field. He has served as President and CEO of Sterilox Technologies, Inc., the world’s leader in the development and marketing of non-toxic biocides; Bionx Implants, Inc., a publicly traded orthopedic sports medicine and trauma company, and Kensey Nash Corporation, a publicly traded cardiology and biomaterials company. In addition, Mr. Anderson was previously Vice President of LFC Financial Corp., a venture capital and leasing company, where he was responsible for LFC’s entry into the healthcare market; and was a founder and Executive Vice President of Osteotech, Inc., a high-technology orthopedic start-up.  Mr. Anderson is also on the Board of Directors of Vision Sciences, Inc. (Nasdaq: VSCI).  Mr. Anderson has executive experience in a variety of health-care companies.

Stephen P. Connelly was appointed to our Board of Directors on May 3, 2007. Mr. Connelly has served as President and Chief Operating Officer of Viasys Healthcare, Inc., a medical technology and device company. In addition, Mr. Connelly was Senior Vice President and General Manager of the Americas as well as a member of the Executive Committee of Rhone Poulenc Rorer. Mr. Connelly’s broad background includes over twenty-five years of experience in the planning, development and management of rapid-growth marketing-driven businesses in the medical device and pharmaceutical fields. In addition, Mr. Connelly has a diverse and comprehensive business background, with expertise in such areas as strategic and tactical business development, joint ventures, mergers, acquisitions and corporate partnering, structuring and finance. Mr. Connelly is well-versed in every aspect of marketing, sales, general management, research and development of high-technology products and processes. Mr. Connelly possesses extensive international experience, having lived in Asia and having had operational P&L responsibility in many developed countries.  Mr. Connelly has executive experience in seasoned health-care companies, with particular expertise in international dealings.

Leonard L. Mazur was appointed to our Board of Directors on May 13, 2009. Mr. Mazur is the co-founder and Chief Operating Officer of Triax Pharmaceuticals, LLC, or Triax. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc., a skincare company that dispenses products through dermatologists’ offices. In addition, Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation, ICN Pharmaceuticals, Inc. and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor College in Jenkintown, PA.  Mr. Mazur has entrepreneurial experience in the health-care industry.

Alan R. Novak was appointed to our Board of Directors in October 1997. Mr. Novak is Chairman of Infra Group, L.L.C., an international project finance and development company. He is also Chairman of Lano International, Inc., a real estate development company. Mr. Novak is a graduate of Yale University, Yale Law School and Oxford University as a Marshall Scholar. Mr. Novak practiced law at Cravath, Swaine & Moore and Swidler & Berlin, Chartered. His public service includes three years as an officer in the U.S. Marine Corps, a U.S. Supreme Court clerkship with Justice Potter Stewart, Senior Counsel to Senator Edward M. Kennedy, Senior Executive Assistant to Undersecretary of State, Eugene Rostow and the Executive Director of President Johnson’s Telecommunications Task Force. Mr. Novak was appointed by President Carter and served for five years as Federal Fine Arts Commissioner.  Mr. Novak brings professional experience to the Board and business experience from the vantage point of a non-healthcare company.

With respect to the incumbent members of the Board of Directors, none of the members has, in the past 10 years, been subject to a federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to any legal proceedings, which include judicial or administrative proceedings resulting form involvement in mail or wire fraud or fraud in connection with any business entity or based on violations of federal or state securities, commodities, banking, or insurance laws and regulations, or any settlement to such actions, and any disciplinary sanction or order imposed by a stock, commodities or derivatives exchange other self-regulatory organization.

Board Leadership Structure

In accordance with the provisions of our bylaws and the SPA, the total number of directors who serve on our Board of Directors is currently set at seven. Currently, six directors serve on our Board of Directors and we have one vacancy as a result of the resignation of Wayne M. Withrow from our Board. We choose to separate the position of our Chief Executive Officer from that of our Chairman of the Board of Directors. Our Board of Directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

Our Board of Directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration.  While management is responsible for identifying risks, our Board of Directors has charged the Audit Committee of the Board of Directors with evaluating financial and accounting risk, the Compensation Committee of the Board of Directors with evaluating risks associated with employees and compensation. Investor-related risks are usually addressed by the Board as a whole. We believe an independent Chairman of the Board adds an additional layer of insight to our Board of Directors’ risk oversight process.

Compensation, Nominations and Corporate Governance and Audit Committees

General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals and an Anti-Fraud Program. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.photomedex.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this report). The Board of Directors determined in 2009 that, except for Mr. McGrath, who is our Chief Executive Officer, all current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

Compensation Committee.    Our Compensation Committee discharges the Board of Director’s responsibilities relating to compensation of our Chief Executive Officer and other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement that is included in this report and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:

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

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of Messrs. Novak, Connelly and Mazur. Mr. DePiano attends the Compensation Committee meetings as a guest of the committee. Mr. Connelly serves as the Chairman of the Compensation Committee. Our Board of Directors determined in 2009 that each member of the Compensation Committee satisfies the independence requirements of the Commission and Nasdaq. The Compensation Committee held four meetings during 2009. Messrs. Dimun, Glazer and Withrow each served on the Compensation Committee during a portion of

2009 and resigned from the Compensation Committee and the Board of Directors effective March 17, 2009, August 5, 2009 and December 28, 2009, respectively.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation Committee for 2009 is presented below.

Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors’ nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Novak, DePiano, Anderson and Connelly. Mr. Anderson serves as the Chairman of the Nominations and Corporate Governance Committee. Our Board of Directors determined in 2009 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of the Commission and Nasdaq. The Nominations and Corporate Governance Committee held one formal meeting during 2009 in conjunction with a meeting of the full Board of Directors.

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

Our Board of Directors believes that it is necessary that the majority of our Board of Directors be comprised of independent directors and that it is desirable to have at least one financial expert serving on the Audit Committee. The Nominations and Corporate Governance Committee considers these requirements when recommending nominees to our Board of Directors. Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for our directors. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of our Board of Directors and whether any vacancies on the Board of Directors are expected due to retirement or other circumstances. When considering potential director nominees, the Nominations and Corporate Governance Committee also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy and experience in the context of the needs of PhotoMedex and of our existing directors.  The Nominations and Corporate Governance Committee also seeks director nominees who are from diverse backgrounds and who possess a range of experiences as well as a reputation for integrity. The Nominations and Corporate Governance Committee considers all of these factors to ensure that our Board of Directors as a whole possesses a broad range of skills, knowledge and experience useful to the effective oversight and leadership of the Company.

Audit Committee.    Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors and an internal audit function and risk assessment and risk management. The duties of our Audit Committee include:

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

Our Board of Directors has adopted a written charter for the Audit Committee, which charter meets the applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Messrs. DePiano, Anderson and Connelly. Mr. DePiano serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held 10 meetings during 2009. Messrs. Dimun and Withrow each served on the Audit Committee for a portion of 2009 and resigned from the Board of Directors and the Audit Committee on March 17, 2009 and December 28, 2009, respectively.

The Board of Directors determined in 2009 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 401(h) of Regulation S-K under the Exchange Act and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 1, 2010, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2009.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Compensation Committee of our Board of Directors is responsible for reviewing and approving the annual compensation of our executive officers. The Nominations and Corporate Governance Committee of our Board of Directors is responsible for reviewing and approving the compensation of our non-employee directors.

The Compensation Committee is composed solely of directors who are not our current or former employees, and each is independent under the revised listing standards of Nasdaq. Our Board of Directors has delegated to the Compensation Committee the responsibility to review and approve our compensation and benefits plans, programs and policies, including the compensation of our President and Chief Executive Officer and our other executive officers as well as middle-level management and other key employees. The Compensation Committee administers all of our executive compensation programs, incentive compensation plans and equity-based plans and provides oversight for all of our other compensation and benefit programs.

The key components of the compensation program for executive officers are base salary and bonus, and long-term incentives in the form of stock options and now, under our 2005 Equity Plan in the form of restricted shares of our common stock. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

All share numbers and per share amounts in the following discussion and the tables contained herein take into account the reverse stock split, at an assumed ratio of 1-for-6, effective February 3, 2010.

Objectives of Compensation Program

The Compensation Committee intends to govern and administer compensation plans to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own and our success.

We have no retirement plans or deferred compensation programs in effect for our non-employee directors and our executive officers, except for our 401(k) plan in which our executive officers are eligible to participate. Compensation is generally paid as earned. We do not have a specific formula for allocating between cash and non-cash compensation, which has been in the form of stock options and awards of stock.

In order to assess whether the compensation program we had been providing to our executive officers was competitive and effective, the Compensation Committee engaged a third-party consulting firm specializing in executive compensation in 2008 but did not do so in 2009. As an ongoing matter, the Compensation Committee does not engage third-party consultants to advise on our compensation policies. Furthermore, our Compensation Committee does not delegate its responsibilities for reviewing and approving executive compensation.

To the extent consistent with the foregoing objectives, the Compensation Committee also intends to maximize the deductibility of compensation for tax purposes. The Compensation Committee may, however, decide to exceed the tax deductible limits established under Section 162(m) of the Internal Revenue Code of 1986, as amended, the Code, when such a decision appears to be warranted based upon competitive and other factors.

What Our Compensation Program is Designed to Reward

The key components of the compensation program for our executive officers are base salary, bonus and long-term incentives under the 2005 Equity Plan. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

Stock price performance has not been a factor in determining annual compensation insofar as the price of our common stock is subject to a number of factors outside of our control. We have endeavored through grants of stock options to our executive officers to incentivize individual and team performance by providing a meaningful stake in us that links their compensation to our overall success. Through awards of restricted stock, we have attempted to forge a closer link by tying the vesting of the restricted stock to certain milestone prices of our common stock.

Elements of Company’s Compensation Plan and How Each Element Relates to Objectives

There are three primary elements in the compensation package of our executive officers: base salary, bonus and long-term incentives. Compensation payable in the event of the termination of an executive’s employment with the Company is a secondary but material element in the package.

Base Salaries.    Base salaries for our executive officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent on our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews and an assessment of market competitiveness.

Bonus.    At the outset of a fiscal year, the Compensation Committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Compensation Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants.

The Compensation Committee made portions of the bonuses established for our named executive officers for the 2008 calendar year contingent upon the completion of an ordinary-course capital equipment financing related to the XTRAC business on terms acceptable to our Board of Directors but in the aggregate amount of not less than $5,000,000 and consummated not later than December 31, 2009. The amounts contingent upon the completion of such a financing were $44,888, $32,813 and $68,217 for Messrs. McGrath, Stewart and O’Donnell, respectively, and, if earned, would have been paid within 30 days following completion of any such financing. This contingency was not met as of December 31, 2009 and therefore this portion of the bonus will not be paid.

For 2009, Messrs. McGrath and Stewart, are eligible to earn a bonus based on the amount of earnings before interest and taxes, or EBIT, for the year ended December 31, 2009, subject to completion of an audit of the financial results for the year. In the event the Company’s EBIT is $950,000 or more, these executives’ bonus opportunity would be 100%. In the event of a negative EBIT (i.e., a loss) of $950,000 or more, the bonus opportunity would be zero. In the event of a break-even EBIT, the bonus opportunity would be 40%. Each $95,000 reduction of the negative EBIT from negative $950,000 earns four percentage point increments in the bonus opportunity, while each $95,000 increase in earnings above the break-even point earns six percentage point increments in the bonus opportunity. Given the losses incurred as of December 31, 2009, no bonus has been accrued for 2009 based upon the achievement of these metrics.

Long-Term Incentives.    Grants of stock options under our stock option plans are designed to provide our executive officers and other managers and key employees with an opportunity to share, along with stockholders, in our long-term performance. Stock option grants are generally made annually to all executive officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The size of the option grant to each executive officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with us, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.

Prior to 2006, stock options granted under the various stock option plans generally had a four-year vesting schedule depending upon the size of the grant, and generally were set to expire five years from the date of grant. In 2006, the Compensation Committee determined that such grants would be for 10 years and vest over five years. The exercise price of options granted under the stock option plans is at no less than 100% of the fair market value of the underlying stock on the date of grant. The number of stock options granted to each executive officer is determined by the Compensation Committee based upon several factors, including the executive officer’s salary grade, performance and the estimated value of the stock at the time of grant, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion. The options granted to executives as a rule have provisions by which vesting and exercisability are accelerated in the event of a change of control or a termination of employment initiated by us other than for cause.

Similar criteria are applied in making awards of restricted shares of our common stock under the 2005 Equity Plan, but in the case of restricted stock, we can make a direct link between the price performance of our common stock with the vesting schedule of the restricted stock.

To encourage our executive officers to have a greater stake in the equity of the Company, the Compensation Committee recommended, and the Board of Directors and our stockholders approved, the 2005 Investment Plan at the 2005 annual stockholders’ meeting. On December 22, 2009, our Board of Directors terminated the 2005 Investment Plan. No additional awards will be made under such plan; our executive officers will continue to be eligible to receive equity awards under our 2005 Equity Plan.

The vast majority of the stock options outstanding under our equity plans have exercise prices which are well above the current market price of our common stock. The decline in our stock price over recent years has made our goal of attracting, retaining and motivating employees more challenging.

Compensation on Termination of Employment or Change of Control.    We have employment agreements with Messrs. McGrath and Stewart. The employment agreement with Mr. O’Donnell terminated on July 31, 2009 as a result of his separation. Each of these agreements provides for severance upon termination of employment, whether in context of a change of control or not.

In the event of an involuntary termination not in connection with a change in control of the Company, an executive will be vested in those options that were unvested as of the termination but that would have vested in the 12 months following termination. In the event of a change of control, all of an executive’s unvested options will vest. Any unvested shares of restricted stock will vest upon a change of control to the extent that the acquisition price exceeds a milestone price or if an acquirer elects not to continue to employ the services of the executive.

How Amounts Were Selected for Each Element of an Executive’s Compensation

Each executive’s current and prior compensation is considered in setting future compensation. In addition, the Compensation Committee reviews from time to time the compensation practices of other companies, particularly our peer companies. To some extent, our compensation plan is based on the market and the companies we compete against for executives. Base salary and the long-term incentives are not set with reference to a formula.

An executive’s target bonus amount is set by an executive’s employment agreement, which was negotiated at arm’s length. A target bonus, or a portion thereof, is earned, based on fulfillment of conditions, which are set by the Compensation Committee at the outset of a fiscal year.

As a general rule, options and restricted stock awards are made in the first or second fiscal quarter of a year and after the financial results for the prior year have been audited and reported to our Board of Directors. Grants and awards are valued, and exercise prices are set, as of the date the grant or award is made. Exceptions to the general rule may arise for grants made to recognize a promotion or to address the effect of expiring options. The Compensation Committee may elect to defer a grant until after the Company has made public disclosure of its financial results, typically in a conference call on earnings. In such a case, the exercise price is set at the higher of the closing price on the approval date or the fixed grant date. In these deliberations, the Compensation Committee does not delegate any related function, unless to the Board of Directors as a whole, and the grants or awards made to executives are valued under the same measurement standards as grants made to other grantees.

Accounting and Tax Considerations

On January 1, 2006, we adopted FASB ASC Topic 718. Under this accounting standard, we are required to value stock options granted, and restricted stock awarded, in 2006 and beyond under the fair value method and expense those amounts in our income statement over the vesting period of the stock option or restricted stock. We were also required to value unvested stock options granted prior to our adoption of FASB ASC Topic 718 under the fair value method and amortize such expense in our income statement over the stock option’s remaining vesting period. A material portion of such amortizing expense relates to stock option grants made to our executive officers and future option grants and stock awards made in 2006 and beyond to our executive officers will also have a material impact on such expense.

Our compensation program has been structured to comply with Sections 409A and 162(m) of the Code. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive service-provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Compensation Committee has been advised that based upon prior stockholder approval on January 26, 2009 of the material terms of our 2005 Equity Plan, compensation under our 2005 Equity Plan is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m). The base salary provided to each of our executives in 2007, 2008 and 2009 did not exceed the limits under Section 162(m) for tax deductibility. None of our executives exercised any options in 2007, 2008 or 2009.

Overview of Executive Employment Agreements and Option Awards

Employment Agreement with Jeffrey F. O’Donnell.    The employment agreement with Mr. O’Donnell is no longer in force as Mr. O’Donnell separated from us effective July 31, 2009. Mr. O’Donnell has received, and will continue to receive, severance in accordance with the terms of his employment agreement.

Employment Agreement with Dennis M. McGrath.    In November 1999, we entered into an employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration. We amended and restated that agreement in August 2002, September 2007 and May 6, 2008. On July 2, 2009, Mr. McGrath became our President and Chief Executive Officer following Mr. O’Donnell’s separation. Mr. McGrath’s employment agreement was renewed in accordance with its terms through December 31, 2010. Mr. McGrath’s annual base salary was approximately $300,000 in 2008 and 2009. Mr. McGrath’s 2010 annual base salary will be $325,000. The severance arrangements contained in Mr. McGrath’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

On February 1, 2008, Mr. McGrath was awarded under the 2005 Equity Plan 3,886 options to purchase shares of our common stock at an exercise price of $37.38 per share. These options vest over five years and will expire on February 1, 2018.

On June 15, 2009, Mr. McGrath was awarded under the 2005 Equity Plan 2,917 restricted shares of common stock at a purchase price of $0.06 per share. We have the right to repurchase the shares at $0.06 per share if we do not have positive adjusted net income in the year 2010. “Adjusted net income” is defined as “net income after income taxes, excluding expense from options and warrants.” Mr. McGrath was also granted 8,750 options to purchase shares of our common stock at an exercise price of $6.24 per share. The options vest over five years and will expire on June 15, 2019.

Employment Agreement with Michael R. Stewart. Effective August 1, 2002, Michael R. Stewart became our Executive Vice President of Corporate Operations, pursuant to an employment agreement. The employment agreement was amended and restated in September 2007. Mr. Stewart became our Chief Operating Officer on July 19, 2005, at which time he was granted 5,000 options. Mr. Stewart’s annual base salary was $262,500 in 2008 and 2009. Mr. Stewart’s 2010 annual base salary will be $300,000. Mr. Stewart’s employment agreement was renewed in accordance with its terms through December 31, 2010. The severance arrangements contained in Mr. Stewart’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

On February 1, 2008, Mr. Stewart was awarded 3,110 options to purchase shares of our common stock under the 2005 Equity Plan at an exercise price of $37.38 per share. The options vest over five years and will expire on February 1, 2018.

On June 15, 2009, Mr. Stewart was awarded 1,750 restricted shares of common stock under the 2005 Equity Plan at a purchase price of $0.06 per share. We have the right to repurchase the shares at $0.06 per share if we do not have positive adjusted net income in the year 2010. Mr. Stewart was also granted 5,250 options to purchase shares of our common stock at an exercise price of $6.24 per share. The options vest over five years and will expire on June 15, 2019.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2009 and 2008 concerning compensation for our named executive officers. Mr. O’Donnell was Chief Executive Officer and President until July 2, 2009, at which time the Board of Directors appointed Mr. McGrath to serve as our Chief Executive Officer and President. Ms. Allgeier was appointed to serve as our Chief Financial Officer on November 4, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (4)	Total ($)
Dennis M. McGrath, President and Chief Executive Officer	2009	300,000	0	18,025	45,045	20,156	383,226
	2008	297,606	53,865	0	116,362	18,192	486,025

Michael R. Stewart, Chief Operating Officer and Executive Vice President	2009	262,500	0	10,815	27,027	19,097	319,439
	2008	261,058	39,375	0	93,158	19,004	412,852

Christina L. Allgeier, Chief Financial Officer & Vice President	2009	101,521	0	0	4,290	2,766	108,577

Jeffrey F. O’Donnell, former President and Chief Executive Officer	2009	367,500	0	0	0	10,170	377,670
	2008	365,481	83,377	0	139,677	20,388	608,923

(1)
“Bonus” in the foregoing table is the bonus earned in 2009 and 2008, even though such bonus will have been paid in a subsequent period. No bonus has been accrued for 2009 as the condition for accrual has not been met. The bonus for 2008 does not include portions contingent upon events in 2009, which have not occurred.

(2)
The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted under our 2005 Equity Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2009 and 2008, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2009 and 2008 awards, other features of those awards, and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table on page 12.

(3)
“All Other Compensation” includes car allowance ($1,000 per month), premiums for supplementary life and/or disability insurance and matching 401(k) plan contributions for Messrs. McGrath, Stewart and O’Donnell and Ms. Allgeier.

Non-Equity Incentive Plan; Non-Qualified Deferred Compensation

We do not have a non-equity incentive plan, nor do we have a plan or program of non-qualified deferred compensation.

Potential Payments on Termination of Employment or Change of Control

Potential payments to our three named executive officers on termination of employment or upon a change of control of the Company are governed by their respective employment agreements and by the terms of their option agreements and restricted stock agreements.

Pursuant to the terms of their employment agreements, should (1) the Company terminate Mr. McGrath’s or Mr. Stewart’s employment without cause, (2) Mr. McGrath or Mr. Stewart resign for good reason or (3) the Company fail to renew the applicable employment agreement, then the affected individual will become entitled to the following benefits upon his delivery of an effective release to the Company:

(i) a cash payment equal to his annual base salary in effect at the time of such termination, payable in installments in accordance with the Company’s payroll practices based on the terms of the agreement;

(ii) a pro-rated bonus for the year in which such termination occurs;

(iii) continued medical and dental coverage for himself and his eligible dependents for the 12-month period following such termination;

(iv) continued coverage under the Company’s long-term and short-term disability plans for the 12-month period following such termination;

(v) a monthly cash payment for a period of 12 months equal to the premium cost to maintain the individual’s life insurance coverage at the level of coverage in effect at the time of such termination;

(vi) a tax gross-up to the extent to which the amounts in subparagraphs (iv) or (v) above are taxable to the individual; and

(vii) full acceleration of all outstanding equity awards held by the individual at the time of such termination. Each outstanding option will remain exercisable until the earlier of the 12-month anniversary of his termination date and the option’s expiration date.

In connection with his separation, Mr. O’Donnell became entitled, pursuant to his Employment Agreement, to the benefits described above for Messrs. McGrath and Stewart.

If, during the one-year period immediately following a change in control of the Company, Mr. McGrath’s or Mr. Stewart’s employment is terminated (1) by the Company without cause, (2) by the individual for good reason or (3) due to non-renewal of the applicable employment agreement, and the individual delivers an effective release to the Company, the affected individual will become entitled to receive the following benefits:

(i) a cash payment equal to two times his annual base salary in effect at the time of such termination, payable in installments in accordance with the Company’s payroll practices based on the terms of the agreement;

(ii) a pro-rated bonus for the year in which such termination occurs;

(iii) continued medical and dental coverage for himself and his eligible dependents for the 24-month period following such termination;

(iv) continued coverage under the Company’s long-term and short-term disability plans for the 24-month period following such termination;

(v) a monthly cash payment for a period of 24 months equal to the premium cost to maintain the individual’s life insurance coverage at the level of coverage in effect at the time of such termination;

(vi) a full tax gross-up to the extent to which the amounts in subparagraphs (iv) or (v) above are taxable to the individual;

(vii) full acceleration of all outstanding equity awards held by the individual at the time of such termination, and each outstanding option will remain exercisable until the earlier of the 12-month anniversary of his termination date and the option’s expiration date; and

(viii) a full tax gross-up with respect to any excise tax imposed under Section 4999 of the Code on any payments or benefits received in connection with such change in control (including any accelerated vesting of his equity awards) that are deemed to constitute parachute payments under Section 280G of the Code.

If, following a change in control of the Company, Ms. Allgeier’s employment is terminated (a) by the Company without cause or (b) by Ms. Allgeier for good reason, she shall be entitled to six months salary continuation.

If any of the events set forth in the table below had occurred by December 31, 2009, then we estimate the value of the benefits that would have been triggered and thus accrued to Messrs. McGrath and Stewart and Ms. Allgeier had the triggering event occurred on December 31, 2009. Mr. O’Donnell has received, and will receive, severance benefits in accordance with the terms of his employment agreement. Such amounts are reflected in the table below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control

Dennis McGrath	Salary & bonus (1)(2)	$300,000	$600,000	0	0	0	N/A
	Health continuation	8,199	16,398	0	0	0	N/A
	AD&D insurance	1,046	2,092	0	0	0	N/A
	Executive life ins.	5,852	11,705	0	0	0	N/A
	Accelerated vesting (3)	69,580	69,580	0	0	0	N/A
	Tax gross-up (4)	2,578	5,156	0	0	0	N/A
	TOTAL	$387,255	$704,931	0	0	0	N/A

Michael Stewart	Salary & bonus (1)(2)	$262,500	$525,000	0	0	0	N/A
	Health continuation	8,199	16,398	0	0	0	N/A
	AD&D insurance	1,046	2,092	0	0	0	N/A
	Executive life ins.	5,076	10,152	0	0	0	N/A
	Accelerated vesting (3)	38,486	38,486	0	0	0	N/A
	Tax gross-up (4)	2,236	4,472	0	0	0	N/A
	TOTAL	$317,543	$596,600	0	0	0	N/A

Christina L. Allgeier	Salary & bonus (1)(2)	N/A	$62,500	0	0	0	N/A
	Health continuation	N/A	N/A	0	0	0	N/A
	AD&D insurance	N/A	310	0	0	0	N/A
	Executive life ins.	N/A	N/A	0	0	0	N/A
	Accelerated vesting (3)	N/A	N/A	0	0	0	N/A
	Tax gross-up (4)	N/A	N/A	0	0	0	N/A
	TOTAL	N/A	$62,810	0	0	0	N/A

Jeffrey F. O’Donnell	Salary & bonus (1)(2)	367,500	N/A	0	0	0	N/A
	Health continuation	8,199	N/A	0	0	0	N/A
	AD&D insurance	1,046	N/A	0	0	0	N/A
	Executive life ins.	7,366	N/A	0	0	0	N/A
	Accelerated vesting (3)	74,700	N/A	0	0	0	N/A
	Tax gross-up (4)	3,352	N/A	0	0	0	N/A
	TOTAL	462,163	N/A	0	0	0	N/A

(1)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.

(2)	Severance based on 2009 salary levels. No bonus will be payable for 2009 as the condition for accrual has not been met.

(3)
If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2009 was $0.95 per share (or $5.70 after the 1-for-6 reverse split effective February 3, 2010). All shares were unvested at that date. For stock awarded prior to January 26, 2009, the date of our 1-for-7 reverse stock split, such shares were purchased for $0.42 (par value of $0.01 per share adjusted for the 1-for-7 reverse stock split and the assumed 1-for-6 reverse stock split). For stock awarded after January 26, 2009, such shares were purchased for $0.06 (par value of $0.01 per share adjusted for the 1-for-6 reverse stock split).

The gain associated with the acceleration of a share of restricted stock upon a change of control is calculated as the difference between the closing price of our common stock on the date of such event and the purchase price of such share of restricted stock.

All unvested options generally become exercisable by reason of a change of control. However, none of the executives’ unvested options were in the money as of December 31, 2009, and therefore there would have been no benefit as of December 31, 2009. Similarly, in the event of an involuntary termination without cause, the executive optionee becomes vested in those options that would otherwise have vested in twelve months following the date of termination. As in the hypothetical change of control, so in this case of hypothetical involuntary termination, there would have been no benefit to the optionee inasmuch as no option was in the money at December 31, 2009.

(4)	Tax gross-ups are with respect to supplementary executive life and/or disability insurance benefits.

STOCK OPTIONS

Our 2005 Equity Plan is the vehicle by which restricted stock awards and option grants are made to the executives and other service-providers. At the 2009 annual meeting of stockholders, the number of shares reserved for issuance under the 2005 Equity Plan was increased to 194,286 shares of our common stock. Participation in the 2005 Investment Plan was limited to the executives; the 2005 Investment Plan was authorized by our stockholders for up to 9,524 shares of our common stock. Our Board of Directors terminated the 2005 Investment Plan effective December 22, 2009.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2009 to our named executive officers listed in the Summary Compensation Table as shown under the caption “Executive Compensation.” The stock awards and option grants reflected below were awarded under the 2005 Equity Plan. Mr. O’Donnell served as our President and Chief Executive Officer through July 2, 2009, but received no stock awards or option grants in 2009.

GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)

Dennis McGrath	6/15/09	-	2,917	-	8,750	6.24	6.24	63,070

Michael Stewart	6/15/09	-	1,750	-	5,250	6.24	6.24	37,842

Christina Allgeier	6/15/09	-	-	-	834	6.24		4,290

(1)      Computed in accordance with FASB ASC Topic 718, formerly SFAS 123 (R).

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE, AS ADJUSTED TO REFLECT THE 1-FOR-7 REVERSE STOCK SPLIT EFFECTIVE JANUARY 26, 2009 AND THE 1-FOR-6 REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 3, 2010

Option Awards	Stock Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Dennis McGrath	3,334	0	0	102.90	3/1/10	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	7,977	45,469
	2,000	1,334	0	93.66	3/10/16	0	0	N/A	N/A
	119	0	0	66.36	5/24/16	0	0	N/A	N/A
	48	0	0	68.46	5/25/16	0	0	N/A	N/A
	1,572	1,048	0	46.62	11/20/16	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	2,084	11,879
	778	3,109	0	37.38	2/1/18	0	0	N/A	N/A
	0	8,750	0	6.24	6/15/19	0	0	2,917	16,627

Michael Stewart	2,381	0	0	102.90	3/1/10	0	0	N/A	N/A
	953	0	0	110.46	7/19/10	0	0	N/A	N/A
	1,429	953	0	93.66	3/10/16	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	1,667	9,502
	0	N/A	0	N/A	N/A	0	0	3,750	21,375
	622	2,488	0	37.38	2/1/18	0	0	N/A	N/A
	0	5,250	0	6.24	6/15/19	0	0	1,750	9,975

Christina Allgeier	274	0	0	102.90	3/1/10	0	0	N/A	N/A
	287	191	0	93.66	3/10/16	0	0	N/A	N/A
	144	215	0	47.46	1/23/17	0	0	N/A	N/A
	72	287	0	37.80	1/17/18	0	0	N/A	N/A
	0	834	0	6.24	6/15/19	0	0	N/A	N/A

Jeffrey O’Donnell	3,572	0	0	102.90	3/1/10	0	0	N/A	N/A
	4,762	0	0	105.00	7/30/10	0	0	N/A	N/A
	48	0	0	66.78	7/30/10	0	0	N/A	N/A
	2,977	0	0	46.62	7/30/10	0	0	N/A	N/A
	48	0	0	47.46	7/30/10	0	0	N/A	N/A
	24	0	0	48.30	7/30/10	0	0	N/A	N/A
	4,665	0	0	37.38	7/30/10	0	0	N/A	N/A

(1)	The market value of unvested shares of restricted stock is based on $5.70 per share, which was the closing price of our stock on December 31, 2009.

(2)	Options and restricted stock granted to Mr. O’Donnell vested as of July 31, 2009, his separation date.

(3)
Options granted to Mr. McGrath on May 24, 2006 and May 25, 2006 were made under the 2005 Investment Plan. They became exercisable on the third anniversary of the grant dates. All other options granted to Messrs. McGrath and Stewart were under the 2005 Equity Plan. The options granted to Ms. Allgeier were under the 2005 Equity Plan. Options with portions unvested as of December 31, 2009 vest ratably on each of the five anniversary dates from the respective grant dates.

Option Exercises and Stock Vested Table

None.

Compensation Committee Report on Executive Compensation

    The Compensation Committee has reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included herein. Based on the review and discussion referred to above, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis referred to above be included herein.

Mr. Dimun was a member of the Compensation Committee before he resigned from our Board of Directors effective as of March 17, 2009. Mr. Mazur was appointed to the Compensation Committee on January 13, 2010. Neither of these individuals took part in the above-referenced reviews and discussions. Mr. Withrow resigned from the Compensation Committee effective December 28, 2009.

Compensation Committee

                      Stephen P. Connelly                                      Alan R. Novak                                Leonard L. Mazur
Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Directors who are not our employees are compensated under the Non-Employee Director Plan. Each director receives non-qualified options to purchase up to 834 shares of our common stock on an annual basis. The options vest quarterly in the year of grant, vesting on the last day of service within a quarter. Each outside director receives an annual cash retainer of $20,000 and is also paid $1,000 for personal attendance at each meeting of the Board of Directors and for personal attendance for each committee meeting held not in conjunction with meetings of the Board of Directors itself, and in 2009, for personal attendance at a committee meeting held in conjunction with meetings of the Board of Directors. In addition, each outside director is paid $500 for telephonic attendance at each Board of Directors or committee meeting, excluding meetings of limited scope and duration. The chairmen of each Committee of our Board of Directors will receive additional annual compensation as follows: (1) Audit Committee — $10,000, (2) Compensation Committee — $5,000, and (3) Nominations and Corporate Governance Committee — $5,000. We pro-rate the retainer for a director serving less than a full year. The table below sets forth our non-employee directors’ compensation through December 31, 2009.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)

Richard J. DePiano	46,500	7,825	54,325

Alan R. Novak	30,500	7,825	38,325

Anthony J. Dimun (3)	9,167	1,956	11,123

David W. Anderson	38,500	7,825	46,325

Wayne M. Withrow (4)	38,500	7,825	46,325

Stephen P. Connelly	37,250	7,825	45,075

John M. Glazer (5)	16,667	6,443	23,110

Leonard L. Mazur (6)	19,500	4,534	24,034

(1)
The amounts shown for option awards relate to shares granted under our Non-Employee Director Plan. These amounts are equal to the aggregate grant-date fair value with respect to the option awards for financial statement purposes, computed in accordance with FASB ASC Topic 718, but without giving effect to estimated forfeitures.

(2)	The grant date fair value computed in accordance with ASC Topic 718 was $9.42 on January 1, 2009, $10.32 on February 27, 2009 and $7.26 on May 13, 2009.

(3)	Mr. Dimun resigned from our Board of Directors effective as of March 17, 2009.

(4)	Mr. Withrow resigned from our Board of Directors effective as of December 28, 2009.

(5)	Mr. Glazer joined our Board of Directors on February 27, 2009 and resigned from the Board of Directors effective as of August 7, 2009.

(6)	Mr. Mazur joined our Board of Directors on May 13, 2009.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors

Our certificate of incorporation and bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our certificate of incorporation and bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Delaware law. Pursuant to our Certificate of Incorporation and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit. We have also instituted a new form of indemnification agreement between the directors and the Company, whereby directors may be indemnified by us against claims brought against them arising out of their services to us.

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance which expires on April 15, 2010. We are required to maintain such insurance as a covenant indemnification agreements for us and members of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of March 22, 2010, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned; Post Split	Percentage of Shares Beneficially Owned (1)
Richard J. DePiano(2)	8,314	*
Dennis M. McGrath(3)	19,201	*
Michael R. Stewart(4)	11,302	*
Christina L. Allgeier(5)	736	*
Alan R. Novak(6)	7,880	*
David W. Anderson(7)	4,998	*
Stephen P. Connelly(8)	3,065	*
Leonard L. Mazur(9)	1,041	*
Perseus Partners VII, LP(10)	1,280,914	36.40
Goldman Capital Management, Inc. (11)	238,289	10.64
Corsair Capital Management, LLC(12)	256,411	11.45
Leap Tide Management Inc.(13)	210,063	9.38
Paul J. Denby(14)	170,834	7.63
James W. Sight(15)	152,436	6.81
LB I Group, Inc.(16)	146,694	6.55
Jeffrey F. O’Donnell(17)	31,260	*
All directors and officers as a group (eight persons) (18)	56,537	2.52

*           Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 22, 2010, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 2,238,637 shares of common stock outstanding as of March 22, 2010.

(2)
Includes 758 shares of common stock and options to purchase up to 7,556 shares of common stock. Does not include options to purchase up to 417 shares of common stock, which may vest more than 60 days after March 22, 2010. Mr. DePiano’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(3)
Includes 262 shares of common stock, 12,977 additional shares of common stock subject to restriction agreements with us and vested options to purchase 5,962 shares of common stock. Does not include options to purchase up to 12,794 shares of common stock, which may vest more than 60 days after March 22, 2010.

(4)
Includes 35 shares of common stock, 7,167 additional shares of common stock subject to restriction agreements with us and vested options to purchase 4,100 shares of common stock. Does not include options to purchase up to 593 shares of common stock, which may vest more than 60 days after March 22, 2010.

(5)	Includes options to purchase up to 736 shares of common stock. Does not include options to purchase up to 1,287 shares of common stock, which may vest more than 60 days after March 22, 2010.

(6)
Includes 681 shares of common stock and options to purchase up to 7,199 shares of common stock. Does not include options to purchase up to 417 shares of common stock, which may vest more than 60 days after March 22, 2010. Mr. Novak’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(7)
Includes options to purchase up to 4,998 shares of common stock. Does not include options to purchase up to 417 shares of common stock, which may vest more than 60 days after March 22, 2010.Mr. Anderson’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(8)
Includes 358 shares of common stock and options to purchase up to 2,707 shares of common stock. Does not include options to purchase up to 417 shares of common stock, which may vest more than 60 days after March 22, 2010.Mr. Connelly’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(9)
Includes options to purchase up to 1,041 shares of common stock. Does not include options to purchase up to 417 shares of common stock, which may vest more than 60 days after March 22, 2010. Mr. Mazur’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(10)
Includes (a) $19,546,676 aggregate principal amount of promissory notes convertible into 1,028,762 shares of common stock (248,737 of such shares are issuable at a conversion price of $11.25850 per share, and 780,025 of such shares are issuable at a conversion price of $21.4690 per share); (b) warrants exercisable into 251,527 shares of common stock at $21.46890 per share and (c) options to purchase up to 625 shares of common stock. Parties related to Perseus Partners VII, L.P. include Perseus Partners VII GP, L.L.C., Perseus Partners VII GP, L.P., Perseus L.L.C., and Perseuspur, L.L.C. The address of Perseus Partners VII, L.P. is c/o Perseus, L.L.C., 2099 Pennsylvania Avenue, NW, Ninth Floor, Washington, D.C. 20006.

(11)
Includes 238,289 shares of common stock which Goldman Capital Management Inc. owns directly and indirectly through related entities, including without limitation the Goldman Capital Management Money Purchase Plan dated 12/23/87. The foregoing information has been derived in part from a Schedule 13F-HR filed by Goldman Capital Management on October 28, 2009 and from information obtained from the investor on December 22, 2009. The address of Goldman Capital Management is 320 Park Avenue, New York, New York 10022.

(12)
Corsair Capital Management LLC is deemed to own 256,411 shares of common stock held through the following affiliates: Corsair Capital Partners LP owns 211,539 shares of common stock; Corsair Capital Investors, Ltd. owns 26,667 shares of common stock, and Corsair Capital Partners 100, L.P. owns 18,206 shares of common stock. The address of Corsair Capital Management LLC is 350 Madison Avenue, Ninth Floor, New York, NY 10017.

(13)
Leap Tide Management Inc. owns 210,063 shares of common stock. The foregoing information has been derived in part from a Schedule 13G filed. on February 16, 2010. The address of Leap Tide Management Inc.. is 10451 Mill Run Circle, Suite 400, Owings Mills, MD 21117.

(14)
Paul J. Denby is deemed to own 170,834 shares of common stock. The Paul J. Denby Revocable Trust holds 132,500 shares of common stock; Morgan Stanley & Co. holds 38,334 shares of common stock as custodian for the Paul J. Denby IRA, of which Mr. Denby is the beneficiary. Mr. Denby’s address is 179 Milford Circle, Mooresville, NC 28117.

(15)	James W. Sight owns 152,435 shares of common stock. Mr. Sight’s address is 2100 Brookwood, Mission, KS 66208.

(16)
LB I Group Inc. is a wholly-owned subsidiary of Lehman Brothers Inc, which is a wholly-owned subsidiary of Lehman Brothers Holdings Inc. LB I Group Inc. owns 146,694 shares of common stock and warrants which became exercisable on May 15, 2007 to purchase up to 149,039 shares of common stock but which cannot be exercised if LBI owns more than 4.999% of our stock. The foregoing information has been derived from a Schedule 13G/A filed on behalf of LB I Group, Inc. on February 13, 2008. The address of LB I Group is 745 Seventh Avenue, New York, New York 10019.

(17)
Includes 15,167 shares of common stock and options to purchase up to 16,093 shares of common stock. Mr. O’Donnell was a director, the President and Chief Executive Officer of the Company until July 2, 2009. Mr. O’Donnell’s address is c/o PhotoMedex, Inc., 147 Keystone Drive, Montgomeryville, PA 18936.

(18)
Includes 2,094 unrestricted shares of common stock and 20,144 restricted shares of common stock and vested options to purchase 34,299 shares of common stock. Does not include options to purchase up to 22,759 shares of common stock, which may vest more than 60 days after March 22, 2010.

Item 13.	Certain Relationships and Related Transactions, Director Independence

As of March 22, 2010, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Baker & Hostetler LLP, outside counsel to us in certain litigation, held in the aggregate 1,034 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options that they accepted from us in exchange for legal services performed from July 1998 to May 2000.

On February 27, 2009, we issued one of the Convertible Notes in an aggregate principal amount of $18.0 million to one of our investors. This Convertible Note was initially convertible into 581,225 shares of our common stock at a conversion price of $30.96912 per share. In connection with the issuance of this Convertible Note, we also issued to this investor a warrant to purchase 174,368 shares of our common stock at price per share of $30.96912. On September 1, 2009, as payment of interest in kind, we issued a second Convertible Note in an aggregate principal amount of $720,000 to this same investor, which Convertible Note was initially convertible into 23,249 shares of our common stock at a conversion price of $30.96912 per share. On March 1, 2010, as payment of interest in kind, we issued two additional Convertible Notes in an aggregate principal amount of $748,800. These Convertible Notes were initially convertible into an aggregate of 33,869 shares of our common stock at a conversion price of $22.10844 per share. Following the amendments to the Convertible Notes described herein, as of March 22, 2010, the Convertible Notes are convertible into 1,028,762 shares, of which 248,737 are convertible at $11.25850per share and 780,025 are convertible at $21.46890 per share. The warrant is now exercisable for 251,527 shares of our common stock at an exercise price of $21.46890 per share.

Perseus, L.L.C. is the manager of an investment fund that is the holder of the Convertible Notes and related warrant described above and that beneficially owns approximately 36.4% of our voting securities. In addition, such investment fund has the right to appoint a director to our Board of Directors and has certain approval and negative control rights.

We also have entered into an indemnification agreement with each of our directors pursuant to which we have agreed to indemnify each director against claims brought against them in their capacities as our directors. These indemnification agreements also require us to maintain directors’ and officers’ liability insurance for our directors.

We believe that all transactions with our affiliates have been entered into on terms no less favorable to us than could have been obtained from independent third parties. We intend that any transactions with officers, directors and 5% or greater stockholders will be on terms no less favorable to us than could be obtained from independent third parties and will be approved by a majority of our independent, disinterested directors and will comply with the Sarbanes-Oxley Act of 2002, as amended, and other securities laws and regulations.

Item 14.  Principal Accountant Fees and Services

Our Audit Committee appointed Amper, Politziner & Mattia, LLP as our independent auditors for the fiscal years ending December 31, 2009 and 2008.

The following table shows the fees paid or accrued by us for the audit and other services provided by Amper, Politziner & Mattia, LLP for 2009 and 2008:

	2009	2008
Audit Fees	$307,000	$307,000
Audit-Related Fees	126,350	59,500
All Other Fees	11,000	20,000
Total	$444,350	$386,500

As defined by the Commission, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees”; (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees. The aggregate fees billed to us in 2009 and 2008 by the independent auditors, Amper, Politziner & Mattia, LLP, for professional services rendered in connection with our Quarterly Reports on Form 10-Q and for the audits of our financial statements and internal controls included in this Annual Report on Form 10-K for 2009 and 2008, totaled approximately $307,000.

Audit-Related Fees. The aggregate fees billed to us by Amper, Politziner & Mattia, LLP for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $126,350 for 2009, principally related to the acquisition of PTL and the filing of the Form S-1 and $59,500 for 2008, principally for the SIS carve out audit and for the audit of the 401(K) plan.

All Other Fees. The aggregate fees billed to us by Amper, Politziner & Mattia, LLP. for products and services rendered for tax consulting and other services were for $11,000 for 2009 and $20,000 for 2008.

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

Auditor Selection for Fiscal 2010 The Audit Committee has selected Amper, Politziner & Mattia, LLP to serve as our independent auditors for the year ending December 31, 2010. The Committee’s selection will be submitted to our stockholders for verification at our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the 3-year period ended December 31, 2009.

(a)(2)           Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(b)      Exhibits

10.7	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)
10.8	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (26)
10.9	Master Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (9)
10.10	Master Lease Agreement, dated June 25, 2004, between PhotoMedex, Inc. and GE Capital Corporation. (10)
10.11	Investment Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (11)
10.12	License Agreement, dated March 30, 3006, between AzurTec, Inc. and PhotoMedex, Inc. (11)
10.13	License Agreement, dated March 31, 2006, and effective April 1, 1006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (12)
10.14	2005 Equity Compensation Plan, approved December 28, 2005 (13)
10.15	2005 Investment Plan, approved December 28, 2005 (13)
10.16	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.17	Amended and Restated 2000 Stock Option Plan (1)
10.18	2004 Stock Option Plan, assumed from ProCyte (14)
10.19	1996 Stock Option Plan, assumed from ProCyte (14)
10.20	1991 Restated Stock Option Plan for Non-Employee Directors, assumed from ProCyte (14)
10.21	1989 Restated Stock Option Plan, assumed from ProCyte (14)
10.22	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated October 30, 2007 (19)
10.23	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (19)
10.24	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (19)
10.25	Employment Agreement of John F. Clifford, dated March 18, 2005 (2)
10.26	Employment Agreement of Robin L. Carmichael, dated March 18, 2005 (2)
10.27	Separation Agreement, effective June 30, 2006, between PhotoMedex, Inc. and John F. Clifford. (15)
10.28	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated January 15, 2006 (8)
10.29	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (8)
10.30	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (7)
10.31	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated May 1, 2007 (17)
10.32	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (17)
10.33	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (17)
10.34	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (18)
10.35	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (17)
10.36	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (25)
10.37	Master Term Loan and Security Agreement, dated December 31, 2007 among PhotoMedex, Inc., CIT Healthcare LLC, as Agent and Lender, and Life Sciences Capital LLC, as Lender (20)
10.38	Omnibus Amendment dated September 30, 2008 by and among CIT Healthcare LLC, Life Sciences Capital LLC and PhotoMedex, Inc. (23)
10.39	Amendment No. 1 to Omnibus Amendment, dated February 27, 2009 (24)
10.40	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (24)
10.41	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (28)
10.42	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (28)
22.1	List of subsidiaries of the Company
23.1	Consent of Amper, Politziner & Mattia LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Current Report on Form 8-K, dated November 6, 2006.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, as amended.

(8)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(9)	Filed as part of our Current Report on Form 8-K, dated September 10, 2004.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Filed as part of our Current Report on Form 8-K, filed on April 6, 2006.

(12)	Filed as part of our Current Report on Form 8-K, filed on April 10, 2006.

(13)	Filed as part of our Definitive Proxy Statement on Schedule 14A, as filed with the Commission on November 15, 2005.

(14)	Filed as part of our Registration Statement on Form S-8, as filed with the Commission on April 13, 2005.

(15)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(18)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(19)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Filed as part of our amended Annual Report on Form 10-K/A for the year ended December 31, 2007.

(21)	Filed as part of our Current Report on Form 8-K filed on August 4, 2008.

(22)	Fled as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

(23)	Filed as part of our Current Report on Form 8-K on February 27, 2009.

(24)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(25)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(26)	Filed with this Form 10-K.

(27)	Filed as part of our Current Report on Form 8-K on January 26, 2009.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(29)	Filed as part of our Current Report on Form 8-K on October 23, 2009.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(31)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(32)	Filed as part of our Current Report on Form 8-K on February 3, 2010.

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

PHOTOMEDEX, INC.

Date: March 23, 2010	By:/s/ Dennis M. McGrath
Dennis M. McGrath
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Richard J. DePiano	Chairman of the Board of Directors	March 23, 2010
Richard J. DePiano
/s/ Dennis M. McGrath	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2010
Dennis M. McGrath
/s/ Christina L. Allgeier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2010
Christina L. Allgeier
/s/ Alan R. Novak	Director	March 23, 2010
Alan R. Novak
/s/ David W. Anderson	Director	March 23, 2010
David W. Anderson
/s/ Stephen P. Connelly	Director	March 23, 2010
Stephen P. Connelly
/s/ Leonard L. Mazur	Director	March 23, 2010
Leonard L. Mazur

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and shareholders
PhotoMedex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. We also have audited PhotoMedex, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PhotoMedex, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PhotoMedex, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Amper Politziner & Mattia, LLP
March 23, 2010
Edison, New Jersey

 PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$2,116,788	$3,658,607
Restricted cash	78,000	78,000
Accounts receivable, net of allowance for doubtful accounts of $400,000 and $486,000, respectively	3,998,785	5,421,688
Inventories	7,002,850	6,974,194
Prepaid expenses and other current assets	345,673	322,549
Total current assets	13,542,096	16,455,038

Property and equipment, net	9,293,482	10,388,406
Patents and licensed technologies, net	7,751,662	1,142,462
Goodwill, net	19,472,686	16,917,808
Other intangible assets, net	2,020,625	1,095,625
Other assets	1,087,595	714,930
Total assets	$53,168,146	$46,714,269

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$129,696	$28,975
Current portion of long-term debt	3,179,469	4,663,281
Accounts payable	4,171,707	5,204,334
Accrued compensation and related expenses	1,133,346	1,487,153
Accrued interest payable	499,200	-
Other accrued liabilities	1,601,414	864,433
Deferred revenues	612,757	798,675
Total current liabilities	11,327,589	13,046,851

Long-term liabilities:
Notes payable, net of current maturities	46,477	77,239
Long-term debt, net of current maturities	760,783	3,907,752
Convertible debt	17,369,943	-
Warrants related to convertible debt	741,525	-
Total liabilities	30,246,317	17,031,842

Commitment and contingencies

Stockholders' Equity:
Common Stock, $.01 par value, 21,428,571 shares authorized; 13,428,940 and 9,004,601 shares issued and outstanding, respectively (3,571,429 shares authorized; 2,238,157 and 1,500,767 shares deemed to be issued and outstanding after adjustments to reflect the reverse stock split of 1-for-6 effective February 3, 2010)	22,382	15,008
Additional paid-in capital	138,639,143	134,987,575
Accumulated deficit	(115,840,931)	(105,320,156)
Cumulative translation adjustment	101,235	-
Total stockholders' equity	22,921,829	29,682,427
Total liabilities and stockholders’ equity	$53,168,146	$46,714,269

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007

Revenues:
Product sales	$22,452,724	$26,144,084		$23,626,660
Services	10,235,360	8,626,208		7,419,783
	32,688,084	34,770,292		31,046,443

Cost of revenues:
Product cost of revenues	11,675,233	11,968,222		9,582,715
Services cost of revenues	5,750,733	5,027,095		3,998,911
	17,425,966	16,995,317		13,581,626

Gross margin	15,262,118	17,774,975		17,464,817

Operating expenses:
Selling, general and administrative	23,083,278	26,797,107		22,279,534
Engineering and product development	1,137,725	1,073,215		799,108
	24,221,003	27,870,322		23,078,642
Operating loss from continuing operations	(8,958,885)	(10,095,347)		(5,613,825)

Other income (loss):
Refinancing charge	-	-		(441,956)
Interest expense, net	(2,370,676)	(1,032,597)		(529,489)
Change in fair value of warrants (see Note 1)	808,786	-		-

Loss from continuing operations	(10,520,775)	(11,127,944)		(6,585,270)

Discontinued operations:
Income from discontinued operations, net of tax	-	285,712		231,024
Loss on sale of discontinued operations	-	(448,675)		-

Net loss	$(10,520,775)	$(11,290,907)	$	(6,354,246)

Basic and diluted net loss per share (Note 1):
Continuing operations	$(6.42)	$(7.41)		$(4.40)
Discontinued operations	(0.00)	(0.11)		0.15
Basic and diluted net loss per share	$(6.42)	$(7.52)		$(4.25)

Shares used in computing basic and diluted net loss per share (Note 1)	1,640,006	1,500,767		1,495,484

The accompanying notes are an integral part of these consolidated financial statement

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Deficit	Income	Total
BALANCE, DECEMBER 31, 2006	1,488,954	$14,890	$763,027	$(87,675,003)	$-	$44,102,914
Exercise of stock options	1,813	18	85,936	-	-	85,954
Stock options issued to consultants for services	-	-	109,107	-	-	109,107
Stock-based compensation expense related to employee options	-	-	955,767	-	-	955,767
Issuance of restricted stock	10,000	100	384,107	-	-	384,207
Issuance of warrants for draws under line of credit	-	-	249,727	-	-	249,727
Net loss	-	-	-	(6,354,246)	-	(6,354,246)
BALANCE, DECEMBER 31, 2007	1,500,767	15,008	133,547,671	(94,029,249)	-	39,533,430
Stock options issued to consultants for services	-	-	92,501	-	-	92,501
Stock-based compensation expense related to employee options	-	-	888,546	-	-	888,546
Amortization of restricted stock	-	-	414,491	-	-	414,491
Issuance of warrants for draws under line of credit	-	-	44,366	-	-	44,366
Net loss	-	-	-	(11,290,907)	-	(11,290,907)
BALANCE, DECEMBER 31, 2008	1,500,767	15,008	134,987,575	(105,320,156)	-	29,682,427
Stock options issued to consultants for services	-	-	54,181	-		54,181
Stock-based compensation expense related to employee options	-	-	552,608	-	-	552,608
Amortization of restricted stock	-	-	655,237	-	-	655,237
Round up for fractional shares due to the reverse stock split	96	1	(1)	-	-	-
Sale of stock net of expenses	732,627	7,326	2,824,146	-	-	2,831,472
Registration costs	-	-	(434,836)	-	-	(434,836)
Issuance of restricted stock	4,667	47	233	-	-	280
Change in cumulative translation adjustment	-	-	-	-	101,235	101,235
Net loss	-	-	-	(10,520,775)	-	(10,520,775)
BALANCE, DECEMBER 31, 2009	2,238,157	$22,382	$138,639,143	$(115,840,931)	$101,235	$22,921,829

(1)  Adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009 and to reflect the reverse stock split of 1-for-6 effective February 3, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net loss	$(10,520,775)	$(11,290,907)	$(6,354,246)
Adjustments to reconcile net loss to net cash used in operating activities-continuing operations:
Depreciation and amortization	4,610,265	4,172,436	3,834,870
Loss on sale of discontinued operations	-	448,675	-
Refinancing charge	-	-	441,956
Impairment on intangibles and other long-lived assets	-	934,611	-
Loss on disposal of property and equipment	904	4,658	-
Provision for doubtful accounts	93,741	137,766	92,892
Stock options issued to consultants for services	54,181	92,501	109,107
Stock-based compensation	1,207,845	1,303,037	1,335,773
Change in estimated fair value of warrant liability (See Note 1)	(808,786)	-	-
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable	2,172,169	238,166	(1,836,091)
Inventories	1,995,795	(63,946)	(460,564)
Prepaid expenses and other assets	524,123	932,306	818,555
Accounts payable	(1,968,726)	1,569,815	172,794
Accrued compensation and related expenses	(389,713)	(93,889)	51,180
Other accrued liabilities	317,798	190,058	18,189
Interest accrued on convertible debt	1,219,200	-	-
Deferred revenues	(762,267)	130,643	35,857
Net cash used in operating activities-continuing operations	(2,254,246)	(1,294,070)	(1,739,728)
Net cash provided by operating activities-discontinued operations	-	584,838	761,741
Net cash used in operating activities	(2,254,246)	(709,232)	(977,987)

Cash Flows From Investing Activities:
Purchases of property and equipment	(137,434)	(261,822)	(131,654)
Lasers placed into service	(1,940,810)	(5,089,137)	(4,169,970)
Proceeds from disposition of discontinued operations	-	3,149,736	-
Deferred costs on proposed acquisition	-	(564,930)	-
Acquisition costs, net of cash received	(12,578,022)	-	-
Net cash used in investing activities-continuing operations	(14,656,266)	(2,766,153)	(4,301,624)
Net cash used in investing activities-discontinued operations	-	(68,462)	(271,864)
Net cash used in investing activities	(14,656,266)	(2,834,615)	(4,573,488)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	2,831,472	-	-
Proceeds from issuance of restricted common stock	280	-	4,200
Proceeds from exercise of options	-	-	85,954
Registration costs	(434,836)	-	-
Payments on long-term debt other than line of credit	(415,902)	(107,376)	(96,504)
Payments on notes payable	-	(911,350)	(688,040)
Advances on line of credit	-	3,580,933	6,824,778
Repayments on line of credit	(4,717,381)	(5,236,056)	(3,510,351)
Decrease in restricted cash and cash equivalents	-	39,000	39,000
Proceeds from convertible debt	18,000,000	-	-
Net cash (used in) provided by financing activities-continuing operations	15,263,633	(2,634,849)	2,659,036
Net cash provided by financing activities-discontinued operations	-	-	-
Net cash provided by (used in) financing activities	15,263,633	(2,634,849)	2,659,036
Effect of exchange rate changes on cash	105,060	-	-
Net decrease in cash and cash equivalents	(1,541,819)	(6,178,696)	(2,892,439)
Cash and cash equivalents, beginning of year	3,658,607	9,837,303	12,729,742

Cash and cash equivalents, end of year	$2,116,788	$3,658,607	$9,837,303

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
The Company and Summary of Significant Accounting Policies:

The Company:

Background
PhotoMedex, Inc. and its subsidiaries (the “Company”) is a Global Skin Health Solutions company that provides integrated disease management and aesthetic solutions through complementary laser and light-based devices, pharmaceuticals and cosmeceuticals. The Company currently operates in five distinct business units, or segments (as described in Note 18): four in Dermatology: Domestic XTRAC®, International Dermatology Equipment, Skin Care (ProCyte®) and Photo Therapeutics (PTL); and one in Surgical: Surgical Products (SLT®). The segments are distinguished by our management structure, products and services offered, markets served or types of customers. A sixth segment of our business, the Surgical Services segment, was sold on August 8, 2008 and was reported in the financial statements for 2008 as a discontinued operation, including its related assets.

The Domestic XTRAC segment generally derives revenues from procedures performed by dermatologists in the United States. Under these circumstances, the Company’s XTRAC laser system is placed in a dermatologist’s office without any initial capital cost to the dermatologist, and the Company charges a fee-per-use to treat skin disease. The Company also sells XTRAC lasers directly to customers, based generally on customer circumstances and preferences. In comparison to the Domestic XTRAC segment, the International Dermatology Equipment segment generates revenues solely from the sale of equipment and parts to dermatologists outside the United States through a network of distributors. The Skin Care segment generates revenues primarily by selling physician-dispensed skincare products worldwide. The Photo Therapeutics segment, a business acquired on February 27, 2009, generates revenues by selling light emitting diodes (“LEDs”) and associated skincare products for the treatment of a range of clinical and aesthetic dermatological conditions. It sells to professional and non-professional users and, recently, to the home-use consumer market. See Note 2, Acquisition.

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

The Company's board of directors approved a 1-for-6 reverse stock split of the Company's common stock, which became effective upon receiving stockholder approval on February 3, 2010. As a result of the reverse stock split, every six shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 13.5 million shares to approximately 2.2 million shares for all periods presented.

Liquidity

As of December 31, 2009, the Company had an accumulated deficit of $115,840,931. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of December 31, 2009 were $2,194,788, including restricted cash of $78,000. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Based on its resources available at December 31, 2009, including the private placement of it securities described below, the substantial reduction in the use of cash in the last six months of 2009 compared to the first six months of 2009 and of the last six months of 2008 and the continuation of its restructuring efforts, the Company believes that it can fund operations through and beyond the first quarter of 2010. However, given the uncertainty in the general economic conditions and its impact on the Company’s business and industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern through and beyond the first quarter of 2010.

Starting in August 2009, the Company began to restructure its operations and redirect its efforts in a manner that management expects will result in improved results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize the Company’s operational costs and capital expenditures. In addition, the Company is developing strategies to increase ongoing revenue streams and has also refocused its sales efforts to convert customer relationships within the Domestic XTRAC segment which are underperforming under the consignment model, to a sale of the currently consigned equipment in order to make them more profitable and to accelerate cash receipts. In the year ended December 31, 2009, the Company sold 40 of these underperforming lasers, of approximately $1,139,000 in proceeds. In addition, in an effort to preserve cash resources, the Company has secured from certain vendors extended payable arrangements.

On October 22, 2009, the Company closed a private placement of its common shares with several accredited investors, which yielded gross proceeds of approximately $2.7 million and which improved the available cash. On November 10, 2009, the Company issued to an affiliate of one of the accredited investors participating in the October 22, 2009 private placement an additional 230,000 shares at a price of $0.65 per share, which yielded additional gross proceeds of $149,500 in the placement. Although this financing, together with the Company’s other resources and arrangements with creditors, satisfied its immediate liquidity constraints at such time, the Company continued to explore additional opportunities to secure capital which might be used to continue to develop new business opportunities and be used to fund operations, if necessary.

On March 19, 2010, the Company entered into the Clutterbuck Agreement the Term Note with Clutterbuck Funds. The Company received net proceeds of $2,373,000 in the transaction. The secured term note has a principal amount of $2.5 million (the “Term Note”), which accrues interest at a rate of 12% per annum. The Term Note requires the Company to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that the Company has consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to the outstanding term notes with such lenders. In connection with the issuance of the Term Note to Clutterbuck, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

In order to consummate the bridge financing, it was necessary to secure the consent of the holder of Convertible Notes (the “Holder”). As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Holder’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company has combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash and  may not be paid in convertible PIK notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note;

•
The smaller note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.25850 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes.

•
The collateral securing the Convertible Note was expanded by adding a first-priority lien against all of the Company’s assets other than the assets pledged with first-priority liens to CIT Healthcare and to Clutterbuck Funds. When assets are released from the lien of CIT Healthcare, such assets will become subject to the first-priority lien of Clutterbuck Funds and a second-priority lien of the Holder. Finally, when assets are released from the lien of Clutterbuck Funds, such assets will become subject to the first-priority lien of the Holder.

•	Three of the Company’s subsidiaries (ProCyte Corporation, Photo Therapeutics, Inc. and SLT Technology, Inc.) have guaranteed the Company’s obligations under the Convertible Notes.

These proceeds and the continued implementation of our revised sales and marketing strategies are expected to ensure our liquidity through the first quarter of 2011.

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

Fair Value Measurements
The Company measures fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s recurring fair value measurements at December 31, 2009 are as follows:

	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$741,525	$-	$-	$741,525

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

Cash and Cash Equivalents and Restricted Cash
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2009 and 2008. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in one bank, the balances of which at times may exceed federally insured limits. Deposits at the institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2009. As of December 31, 2009, the Company had uninsured cash balances of approximately $1,135,000 on deposit with the bank. The bank is participating in the FDIC’s Transaction Account Guarantee Program, whereby all non-interest bearing checking accounts (including accounts with interest rates less than 0.50%) were fully guaranteed by the FDIC for the entire amount through December 31, 2009.

Accounts Receivable

The majority of the Company’s accounts receivables are due from distributors (domestic and international), hospitals, universities and physicians and other entities in the medical field. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not recognize interest accruing on accounts receivable past due.

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

The Company's skin disorder treatment equipment will either (i) be placed in a physician's office and remain the property of the Company or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers-in-service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the Criteria for revenue recognition have been met, and until that time, the unit is carried on the books of the Company as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full. Until this time, the cost of these shipments continues to be recorded as finished goods inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Property, Equipment and Depreciation
Property and equipment are recorded at cost. Excimer lasers-in-service were depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption “machinery and equipment”. These units and accessories are being depreciated over a period of up to five years.

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2009, no such write-down was required (see Impairment of Long-Lived Assets below).

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2009, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. With the exception of the Neutrogena intangible, which has been written down to zero, the assets are being amortized on a straight-line basis over 5 to 10 years. In addition, other intangible assets were recorded in connection with the acquisition of Photo Therapeutics in February 2009. These assets are being amortized on a straight-line basis over 10 years. (See Note 2, Acquisition).

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2009 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Goodwill
Goodwill was recorded in connection with the acquisition of Photo Therapeutics in February 2009, the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Management evaluates the recoverability of such goodwill based on estimates of the fair value over the remaining useful life of the asset. If the amount of such estimated fair value is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2009, no such write-down was required (see Impairment of Long-Lived Assets below).

Foreign currency translation

Assets and liabilities of foreign subsidiaries, whose functional currencies are the local currency, are translated from their respective functional currencies to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Foreign exchange gains and losses resulting from translation of account balances are included in income or loss in the year in which they occur. The adjustment resulting from translating the financial statements of such foreign subsidiaries into U.S. dollars is reflected as a separate component of stockholders’ equity.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2009 and 2008 is summarized as follows:

	December 31,
	2009	2008
Accrual at beginning of year	$ 442,527	$ 218,587
Additions due to PTL acquisition	227,334	-
Additions charged to warranty expense	369,081	359,200
Expiring warranties	(53,149)	(49,784)
Claims satisfied	(212,165)	(85,476)
Accrual at end of year	$ 773,628	$ 442,527

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

When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “Criteria”). At times, units are shipped, but revenue is not recognized, until all of the Criteria have been met and, until that time, the unit is carried on the books of the Company as inventory.

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

When the Company places a laser in a physician’s office, it generally recognizes service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Treatments to be performed through random laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of December 31, 2009 and 2008, the Company deferred $303,868 and $665,955, respectively, under this approach. The Company generates revenues from its Skin Care business primarily through product sales for skin health, hair care and wound care. The Company recognizes revenues on its products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point.

The Company generates revenues from its Photo Therapeutics business primarily from two channels. The first is through product sales of LEDs and skincare products. The second is through milestone payments and potential royalty payments from a licensing agreement. The Company recognizes revenues from the product sales, including sales to distributors and other customers, when the Criteria have been met. The Company recognizes the milestone payments when the milestones have been achieved and potential royalty revenues as they are earned from the licensee.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC Topic 740”). ASC Topic 740 prescribes that the use of the liability method be used for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

Net Loss Per Share
The Company computes net loss per share by dividing net loss available to common stockholders by the weighted average of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion of the Convertible Notes, or from exercise of warrants related to the Convertible Notes or from other warrants or from the exercise of options into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 482,142; 224,854 and 244,744 as of December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations have been adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, excluding the rounding up of fractional shares. Share amounts shown on the consolidated balance sheet as of December 31, 2008 and 2007 have also been adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, excluding the rounding up of fractional shares. For the years ended December 31, 2008 and 2007, there was income from discontinued operations, but basic net income per share and diluted net income per share from discontinued operations for these periods were immaterial.

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

	Year Ended December 31,
	2009	2008	2007
Net loss	($10,520,775)	($11,290,907)	($6,354,246)
Change in cumulative translation adjustment	101,235	-	-
Comprehensive loss	($10,419,540)	($11,290,907)	($6,354,246)

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2009, no such impairment exists.  As of December 31, 2008, no such impairment existed, except for the Company’s investment in, AzurTec, which was reduced from its carrying value of $352,611 to its fair value of $0 and the Neutrogena intangible which was reduced from its carrying value $582,000 to its fair value of $0.

Share-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, share- based payment. Under the fair value recognition provision, of this statement, share-based compensations cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Reclassifications
The Company revised its consolidated statement of operations for the year ended December 31, 2007 to reflect a reclass from sales, general and administrative costs to costs of revenues, which resulted in a decrease in gross profit. The reclassification was to move warranty expense to cost of revenues, in prior periods, it had been shown as a selling expense. The correction had no effect on the Company’s previously reported net loss, consolidated balance sheet, or net cash flows, and is not considered material to any previously reported consolidated financial statements.

Supplemental Cash Flow Information
During the year ended December 31, 2009, the Company issued warrants to an investor that manages an investment fund (the “Investor”) in conjunction with a private placement of convertible debt which funded the Company’s purchase of the PTL business. These warrants were initially valued at $1,550,311, are carried as a liability and result in a discount from the face of the convertible debt. The Company paid the first installment of interest payable on the convertible debt with an issuance of an additional convertible note in the amount of $720,000. The Company financed certain insurance policies during the period through notes payable for $485,860.

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

For the years ended December 31, 2009, 2008 and 2007, the Company paid interest of $1,159,663, $1,188,783 and $913,821, respectively. Income taxes paid in the years ended December 31, 2009, 2008 and 2007 were immaterial.

Accounting Standards Update
In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles ("ASC Topic 105"), which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of ASC Topic 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC Topic 105 did not impact the Company’s financial position or results of operation.

In April 2009, the FASB updated FASB ASC 825, “Financial Instruments” (“ASC Topic 825”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Company adopted the amended provisions of ASC Topic 825 effective June 30, 2009 and has included the required disclosures in Note 12.

In May 2008, the FASB updated FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”), which clarifies the accounting treatment of convertible debt instruments. Additionally, ASC Topic 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC Topic 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the amended sections of ASC Topic 470 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of ASC Topic 470 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

The accompanying consolidated financial statements do not include any revenues or expenses related to the PTL business on or prior to February 27, 2009, the closing date of the acquisition. The Company’s unaudited pro-forma results for the years ended December 31, 2009, 2008 and 2007 are summarized in the following table, assuming the acquisition had occurred on January 1, 2008:

	Year Ended December 31
	2009	2008	2007

Net revenues	$33,515,493	$42,861,963	$37,304,121
Net loss	$(11,233,919)	$(13,270,587)	$(10,955,483)
Basic and diluted loss per share	$(6.85)	$(8.84)	$(7.29)
Shares used in calculating basic and diluted loss per share	1,640,006	1,500,767	1,502,683

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2008, nor to be indicative of future results of operations.

Discontinued Operations:
Surgical Services is a fee-based procedures business using mobile surgical laser equipment operated by Company technicians at hospitals and surgery centers in the United States. The Company decided to sell this division primarily because the growth rates and operating margins of the division had decreased as the business had begun to rely more heavily upon procedures performed using equipment from third-party suppliers, thereby limiting the profit potential of these services. In the quarter ended June 30, 2008, the Company classified this former segment as held for sale in accordance with FASB ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC Topic 205-20”). On August 1, 2008, the Company entered into a definitive agreement to sell specific assets of the business including accounts receivable, inventory and equipment, for $3,500,000, subject to certain closing adjustments. Such closing adjustments resulted in net proceeds to the Company of $3,149,737. The transaction closed on August 8, 2008. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.

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

AzurTec Transaction
On March 30, 2006, the Company closed the transaction provided for in the Investment Agreement with AzurTec. The Company issued 200,000 shares of its restricted common stock in exchange for 6,855,141 shares of AzurTec common stock and 181,512 shares of AzurTec Class A preferred stock, which represents a 14% interest in AzurTec, on a fully diluted basis. In accordance with FASB ASC 325, Investments - Other, (“ASC Topic 325”), the Company accounted for its investment in AzurTec on the cost basis.

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

Note 3
Inventories:

Set forth below is a detailed listing of inventories.

	December 31,
	2009	2008
Raw materials and work-in-process	$4,082,593	$5,157,455
Finished goods	2,920,257	1,816,739
Total inventories	$7,002,850	$6,974,194

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. There are no finished goods as of December 31, 2009 and 2008 for laser systems shipped to distributors, but not recognized as revenue until all the Criteria of revenue recognition have been met. At times, units are shipped but revenue is not recognized until all of the Criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criterion are recognized when invoiced amounts are fully paid. As of December 31, 2009 and 2008, the Company carried reserves against its inventories of $2,388,262 and $1,836,441, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	December 31,
	2009	2008
Lasers-in-service	$16,436,529	$17,288,400
Computer hardware and software	368,668	341,407
Furniture and fixtures	683,573	562,418
Machinery and equipment	845,856	830,778
Leasehold improvements	262,395	259,595
	18,597,021	19,282,597
Accumulated depreciation and amortization	(9,303,539)	(8,894,192)
Property and equipment, net	$9,293,482	$10,388,406

Depreciation expense was $3,204,431 in 2009, $2,977,506 in 2008 and $2,608,106 in 2007.

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies.

	December 31,
	2009	2008
Patents, owned and licensed, at gross costs of $8,019,351 and $583,623 net of accumulated amortization of $1,025,400 and $359,195, respectively	$6,993,951	$224,428
Other licensed and developed technologies, at gross costs of $2,332,364 and $2,328,059, net of accumulated amortization of $1,574,653 and $1,410,025 respectively	757,711	918,034
Total patents and licensed technologies, net	$7,751,662	$1,142,462

Related amortization expense was $830,833, $264,930 and $296,764 for the years ended December 31, 2009, 2008 and 2007, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in other licensed and developed technologies is $200,000 for cost of developed technologies acquired from ProCyte and, for the year ended December 31, 2007 only, $114,982 of cost for the license with AzurTec.

On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $61,369 and $66,494, net at December 31, 2009 and 2008, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed and developed technologies.

Estimated amortization expense for amortizable intangible assets for the next five years is $957,000 in 2010, $918,000 in 2011, $894,000 in 2012, $884,000 in 2013, $882,000 in 2014 and $3,217,000 thereafter.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, which were acquired from ProCyte and Photo Therapeutics and which were initially recorded at their appraised fair values:

	December 31,
	2009	2008
Customer Relationships, at gross cost of $2,200,000 and $1,700,000 net of accumulated amortization of $1,669,398 and $1,287,735, respectively.	$530,602	$412,265
Tradename, at gross cost of $2,100,000 and $1,100,000 net of accumulated amortization of $609,977 and $416,640, respectively.	1,490,023	683,360
	$2,020,625	$1,095,625

Related amortization expense was $575,000 for 2009 and $930,000 for 2008 and 2007. Estimated amortization expense for amortizable intangible assets for the next five years is $332,250 in 2010, $260,000 in 2011, $260,000 in 2012, $260,000 in 2013, $260,000 in 2014 and $648,375 thereafter. Until 2009, the Company recognized the Neutrogena Agreement as an intangible asset. Under that Agreement, the Company licensed to Neutrogena rights to its copper peptide technology and for which the Company received royalties. As of December 31, 2008, the Company reduced the carrying value of the Neutrogena Agreement from $582,000 to its fair value of $0. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte products (e.g. “Neova”). It also includes the various trademarks associated with Photo Therapeutics products (e.g. “Omnilux” and “Lumiere”).

Note 7
Accrued Compensation and related expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	December 31,
	2009	2008
Accrued payroll and related taxes	$260,280	$348,677
Accrued vacation	129,026	143,922
Accrued commissions and bonus	341,685	930,355
Accrued severance	402,355	64,199
Total accrued compensation and related expense	$1,133,346	$1,487,153

The Board of Directors elected to terminate, without cause, the employment of Jeffrey F. O’Donnell, its Chief Executive Officer effective July 31, 2009. Under Mr. O’Donnell’s Employment Agreement, dated October 30, 2007, he was therefore entitled to: (i) severance equal to his base salary, including FICA taxes, from August 1, 2009 to July 31, 2010, amounting to $379,450; (ii) continuation of health benefits over the same twelve-month period, amounting to $11,579 and (iii) payment to him of an amount equal to the premiums necessary to maintain his life and disability insurance over the same twelve-month period, amounting to $8,818. These amounts have been recorded as accrued severance for the twelve-month period ending December 31, 2009. In addition, there was the immediate vesting of all options and restricted stock that had been awarded to him and that were unvested as of July 31, 2009, amounting to compensation of $588,126. This accelerated vesting was recorded as additional paid in capital for the twelve months ended December 31, 2009. The 96,557 options expire between March 1, 2010 and July 31, 2010 and have exercise prices of between $6.23 and $17.50. The 90,000 shares of restricted stock have now become free of contractual restrictions.

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	December 31,
	2009	2008
Accrued professional and consulting fees	$552,990	$186,162
Accrued warranty	773,627	442,527
Accrued sales taxes and other expenses	274,797	235,744
Total other accrued liabilities	$1,601,414	$864,433

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	December 31,
	2009	2008
Note payable – unsecured creditor, interest at 5.43%, payable in monthly principal and interest installments of $49,803 through February 2010.	$98,934	$-

Note payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	77,239	106,214

	176,173	106,214
Less: current maturities	(129,696)	(28,975)
Notes payable, net of current maturities	$46,477	$77,239

Aggregate maturities of the notes payable as of December 31, 2009 are $129,696 in 2010, $32,660 in 2011 and $13,817 in 2012.

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	December 31,
	2009	2008
Total borrowings on credit facilities	$3,940,252	$8,571,033
Less: current portion	(3,179,469)	(4,663,281)
Total long-term debt	$760,783	$3,907,752

Term-Note Credit Facility
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

The first draw had two discrete components: carryover debt attributable to the former borrowings, as increased by extinguishment costs (including redemption of certain warrants) which CIT financed; and debt newly incurred to CIT on XTRAC units not previously pledged. The carryover components maintained the monthly debt service payments with increases to principal and changes in the stated interest rates causing minor changes in the number of months set to pay off the discrete draws. The second component was self-amortizing over three years. The beginning principal of each component was $6,337,325 and $3,990,000, respectively. The effective interest rate for the first draw was 12.50%. The pay-off of each component is between 27 to 36 months. On March 31, 2008, the Company made an additional draw under the credit facility for $840,000. This additional draw is amortized over 36 months at an effective interest rate of 8.55%. On June 30, 2008, the Company made another draw under the credit facility for $832,675 based on the limitations on gross borrowings under the facility. This draw is amortized over 36 months at an effective interest rate of 9.86%.

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

In connection with the CIT credit facility, the Company issued warrants to purchase 235,525 shares of the Company’s common stock to each of CIT Healthcare and Life Sciences Capital in December 2007 (33,646 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009; and 5,608 shares as further adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010). In connection with the amendment to the CIT facility, the Company issued warrants to purchase an additional 192,753 shares to CIT Healthcare in September 2008 (27,536 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009; 4,589 shares as further adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010). The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and there is no down-round price protection provision. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are, after adjustment to reflect the 1-for-7 reverse stock split effective January 26, 2009 and the to reflect the 1-for-6 reverse stock split effective February 3, 2010, as follows:

	December 2007	September 2008

Number of warrants	11,216	4,589
Exercise price	$47.04	$18.48
Fair value of warrants	$221,716	$44,366
Volatility	59.44%	60.92%
Risk-free interest rate	3.45%	2.98%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

The following table summarizes the future minimum payments that the Company expects to make for the draws made under the credit facility:

Year Ended December 31,
2010	$3,444,782
2011	811,059
Total minimum payments	4,255,841

Less: interest	(281,845)
Less: unamortized warrant discount	(33,744)

Present value of total minimum obligations	$3,940,252

Note 11
Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

December 31, 2009

Total borrowings on convertible debt facility	$17,369,943
Less: current portion	-
Total long-term debt	$17,369,943

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

At the closing of the convertible debt financing, and in exchange for the Investor’s payment to the Company of the $18 million purchase price, the Company: (i) issued to the Investor (A) a convertible note in the principal amount of $18 million, and (B) a warrant to purchase 1,046,204 shares of the Company’s common stock (174,367 as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010); and (ii) paid a transaction fee of $210,000 in cash. The conversion price of the convertible note and the exercise price of the warrant are each $5.16 per share ($30.96 per share as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010).

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

The convertible notes, as well as the warrant to purchase common stock of the Company, contain down-round provisions such that the number of underlying shares, and the corresponding price per share, change if the company issues stock below the stated conversion and exercise price of the notes and warrant. In conjunction with the October 2009 private placement of the Company’s common stock, the convertible notes and the warrant were re-priced under a weighted-average formula to have conversion prices and exercise price of $3.68474 per share for 5,080,411 and 1,465,503 shares, respectively (846,735 and 244,251 shares, respectively at $22.108 per share as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010).

As of December 31, 2009, the total amount due under the convertible notes outstanding was $18,720,000 and the two notes are convertible into an aggregate of 5,080,411 shares of the Company's common stock (846,735 as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010).

As security for the Company’s obligations to the Investor under the convertible notes, the Company granted to the Investor a first priority security interest in: (i) all of the stock of (A) ProCyte Corporation, the Company’s wholly-owned subsidiary, and (B) Photo Therapeutics, Inc., which became a wholly-owned subsidiary of the Company upon the acquisition of Photo Therapeutics; (ii) 65% of the stock of Photo Therapeutics Limited, which also became a wholly-owned subsidiary of the Company upon the acquisition of Photo Therapeutics; and (iii) the underlying assets of ProCyte, Photo Therapeutics, Inc. and Photo Therapeutics Limited related to their skincare businesses.

Note 12
Warrants:

The Company accounts for warrants that have provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) or that contain net settlement provision as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrants issued to the Investor, in conjunction with the $18 million convertible note (see Note 11), contain a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. The warrant contains a net settlement provision, and because it is not indexed to the Company’s stock, is accounted for as a liability.

The Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of December 31, 2009, and recorded other income of $808,786 resulting from the reduction of the liability associated with the fair value of the warrants for the year ended December 31, 2009. The Company has accounted for the Investor’s warrants as a liability due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated (as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010):

	February 27, 2009	December 31, 2009
Number of warrants	174,367	244,251
Exercise price	$30.96	$22.108
Fair value of warrants	$1,550,311	$741,525
Volatility	87.89%	79.23%
Risk-free interest rate	2.69%	3.39%
Expected dividend yield	0%	0%
Expected warrant life	8 years	7.17 years

The Company’s recurring fair value measurements at December 31, 2009 related only to the warrants issued to the Investor, and had a fair value of $741,525. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain both down-round provisions and net settlement provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the twelve months for all financial liabilities categorized as Level 3 as of December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2009	$-
Initial measurement of warrants	1,550,311
Decrease in fair value of warrants	(808,786)
Balance as of December 31, 2009	$741,525

Note 13
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable lease agreements for real property, and one minor operating lease for personal property. These arrangements expire at various dates through 2012. Rent expense was $748,715, $601,947 and $583,372 for the years ended December 31, 2009, 2008 and 2007, respectively. The future annual minimum payments under these leases are as follows:

Year Ending December 31,
2010	$623,515
2011	339,481
2012	89,862
Thereafter	-
Total	$1,052,858

Litigation
Ra Medical

Since January 2004, the Company has been involved in a dispute with Ra Medical Systems, Inc. and Dean Irwin, one of the Company’s former employees, arising out of a claim of misappropriation of certain of the Company’s proprietary information. The Company refers to Ra Medical Systems, Inc. and Dean Irwin, collectively, as Ra Medical. In November 2004, Ra Medical brought a malicious prosecution action against the Company, which was subsequently settled in May 2007. In June 2006, Ra Medical brought an action against the Company for unfair competition. In October 2008, Ra Medical brought a second malicious prosecution action against the Company and its outside counsel, alleging that the action the Company brought in January 2004 against Ra Medical was initiated and maintained with malice. Oral arguments have been heard on certain of these matters, and the Company awaits the decision of the appellate court.

St. Paul Fire and Marine Insurance Company

The Company has notified St. Paul Fire and Marine Insurance Company, or St. Paul, its general liability and umbrella liability insurer, of the second malicious prosecution suit brought by Ra Medical. St. Paul has claimed that it has no duty to defend the Company or indemnify it, asserting, among other things, that it had been released from such duties in the settlement of the previous malicious prosecution action brought by Ra Medical. Notwithstanding these claims, in March 2009, St. Paul informed the Company that it will pay for the cost of defense subject to a full reservation of rights.

Cowen and Company

The Company engaged Cowen and Company, or Cowen, to provide certain services in connection with the acquisition of PTL, including rendering a fairness opinion as to the consideration paid in the transaction. In July 2009, Cowen and Company brought an action against the Company seeking payment of the fees it had earned in the engagement. On November 10, 2009, the Company reached a settlement with Cowen, pursuant to which the Company made a payment of $300,000 to Cowen upon execution of the settlement agreement and will pay the remaining $599,380 in nine monthly installments, at no interest. The final payment will be made in August 2010.

Other

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. The Company believes, based on discussions with legal counsel, that these other litigation and claims will likely be resolved without a material effect on its consolidated financial position, results of operations or liquidity.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,181,959 as of December 31, 2009, based on 2009 salary levels. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2009 was approximately $1,335,661, based on 2009 salary levels.

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

Note 14
Stockholders’ Equity:

Common Stock, adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010
The stockholders voted to approve a reverse stock split and the Company's board of directors selected the ratio of a 1-for-6 reverse stock split of the Company's common stock, which became effective on February 3, 2010. As a result of the reverse stock split, each six shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 13.5 million shares to approximately 2.2 million shares.

On February 3, 2010, the stockholders voted to increase the number of authorized shares of common stock from 3,571,429 to 35,000,000 shares.

On January 26, 2009, the stockholders voted to increase the number of authorized shares of common stock from 2,380,952 to 3,571,429 shares.

As of December 31, 2009, the Company had issued 14,044 shares of its restricted common stock in connection with the Asset Purchase agreement with Stern Laser Srl, or Stern.

On June 26, 2007, the stockholders voted to increase the number of authorized shares of common stock from 1,785,714 to 2,380,952 shares.

Common Stock Options, adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010
In January 1996, the Company adopted the 1995 Non-Qualified Option Plan (the “1995 Plan”) for key employees, officers, directors, and consultants, and initially provided for up to 11,905 options to be issued thereunder.

On April 10, 1998, the Company created a stock option plan for outside/non-employee members of the Board of Directors. Pursuant to the stock plan, each outside/non-employee director was to receive an annual grant of options, in addition to any other consideration he or she may receive, to purchase up to 476 shares of common stock as compensation, at an exercise price equal to the market price of the common stock on the last trading day of the preceding year. The options granted pursuant to this plan vested at the rate of 119 options per quarter during each quarter in which such person had served as a member of the Board of Directors. Since the date of adoption of the Non-Employee Director Stock Option Plan (discussed below), the Company no longer grants options to members of the Board of Directors under this plan. At December 31, 2009, the plan had 357 options outstanding.

In May 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan initially reserved for issuance up to 23,810 shares of the Company’s common stock, which was increased to 47,619 shares pursuant to the affirmative vote of the stockholders on June 10, 2002 and to 79,762 shares on December 16, 2003. The reserved shares are to be used for granting of incentive stock options (“ISOs”) to employees of the Company and for granting of non-qualified stock options (“NSOs”) and other stock-based awards to employees and consultants. The option exercise price for ISOs shall not be less than the fair market value of the Company’s stock on the date of grant. All ISOs granted to less than ten-percent stockholders may have a term of up to 10 years, while ISOs granted to greater than ten-percent stockholders shall have a term of up to five years. The option exercise price for NSOs shall not be less than 85% of the fair market value of the Company’s stock on the date of grant. No NSOs shall be exercisable for more than 10 years after the date of the respective grant. The plan became inactive on December 28, 2005, and had 16,369 options outstanding at December 31, 2009.

In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). The Non-Employee Director Plan reserved for issuance up to 5,952 shares of the Company’s common stock for the granting of non-qualified options to members of the Company’s Board of Directors. In consideration for services rendered, each director received on each of January 1, 2001 and 2002 an option to purchase 476 shares of the Company’s common stock. The Company’s stockholders voted on June 10, 2002 to increase the number of reserved shares to 15,476 and also to increase the annual grant to each director from 476 to 833. On December 16, 2003, the stockholders voted to increase the number of reserved shares to 23,810; on December 28, 2005, they voted to increase the number of reserved shares to 33,333; and on June 26, 2007, they voted to increase the number of reserved shares to 50,000. The plan is active and had 37,768 options outstanding at December 31, 2009.

In March 2005, the Company assumed four option plans from ProCyte: the 2004 Stock Option Plan, the 1996 Stock Option Plan, the 1991 Restated Stock Option Plan for Non-Employee Directors and the 1989 Restated Stock Option Plan. The plans became inactive on December 28, 2005, and had 845, 6,949, 0 and 0 options outstanding at December 31, 2009, respectively.

On December 28, 2005, the stockholders approved the 2005 Equity Compensation Plan, authorizing 75,238 shares thereto. The Company’s stockholders voted on June 26, 2007, to increase in the number of shares reserved to 146,667. The Company’s stockholders voted on January 26, 2009, to increase in the number of shares reserved to 194,286. The plan is active and had 95,107 options outstanding at December 31, 2009.

On December 28, 2005, the stockholders approved the 2005 Investment Plan, authorizing 9,524 shares thereto. On December 22, 2009, the Board terminated this plan. The plan is inactive and had 286 options outstanding at December 31, 2009.

In January 2009, February 2009 and May 2009, the Company issued 5,000, 833 and 625 options, respectively, to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

On June 15, 2009, the Company awarded 4,667 restricted shares of our common stock to two of the Company’s executive officers.

Also, during the course of 2009, the Company granted an aggregate of 34,432 options to purchase common stock to a number of employees and consultants with a strike price equal to the quoted market value of our stock at the date of grant. The options vest over five years and expire ten years from the date of grant.

In January 2008, the Company issued 5,000 options to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

Also, during the course of 2008, the Company granted an aggregate of 25,243 options to purchase common stock to a number of employees and consultants with a strike price equal to the quoted market value of our stock at the date of grant. The options vest over five years and expire ten years from the date of grant.

In January 2007 and May 2007, the Company issued 6,000 and 625 options, respectively, to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

On May 1, 2007, the Company awarded 6,250 restricted shares of our common stock to three of the Company’s executive officers, and on August 13, 2007, 3,750 restricted shares of our common stock to one of the Company’s executive officers.

Also, during the course of 2007, the Company granted an aggregate of 13,530 options to purchase common stock to a number of employees and consultants with a strike price equal to the quoted market value of our stock at the date of grant. The options vest over five years and expire ten years from the date of grant.

A summary of option transactions for all of the Company’s options during the years ended December 31, 2009, 2008 and 2007, as adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	145,089	$87.78
Granted	19,155	47.04
Exercised	(1,813)	47.46
Expired/cancelled	(16,486)	79.80
Outstanding at December 31, 2007	145,945	84.00
Granted	30,243	35.70
Exercised	-	-
Expired/cancelled	(31,044)	78.96
Outstanding at December 31, 2008	145,144	75.36
Granted	41,224	7.44
Exercised	-	-
Expired/cancelled	(28,186)	76.62
Outstanding at December 31, 2009	158,182	$57.42
Exercisable at December 31, 2009	101,076	$75.24

As of December 31, 2009, 101,076 options to purchase common stock were vested and exercisable at prices ranging from $8.88 to $399.00 per share. As of December 31, 2008, 92,064 options to purchase common stock were vested and exercisable at prices ranging from $33.18 to $399.00 per share. Options are issued with exercise prices equal to the market price on the date of issue, so the weighted-average exercise price equals the weighted-average fair value price.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2009 was immaterial.

The weighted average grant date fair value of options was $6.12 and $28.98 for options granted during the years ended December 31, 2009 and 2008, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	3.46%	3.75%	4.74%
Volatility	88.67%	84.06%	85.94%
Expected dividend yield	0%	0%	0%
Expected life	8.1 years	8.1 years	8.1 years
Estimated forfeiture rate	27%	10%	16%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the years ended December 31, 2009 and

2008, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

On June 15, 2009, the Company awarded 4,667 shares of restricted stock to its senior executives. These restricted shares have a purchase price of $0.06 per share; the shares will vest, and no longer be subject to the Company’s right of repurchase, if the Company achieves positive adjusted net income in the year ended December 31, 2010, where adjusted net income is defined as net income after taxes, excluding income and expense from stock options and warrants. Taking into account the conditions for vesting, the Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the purchase price of the award.

With respect to awards of restricted stock in 2007, the Company uses the Monte-Carlo pricing model to estimate fair value of restricted stock awards. The awards made in the first and second quarters 2007 were estimated with the following weighted average assumptions:

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

Compensation expense for the year ended December 31, 2009 included $552,608 from stock options grants and $655,237 from restricted stock awards. Compensation expense for the year ended December 31, 2008 included $888,546 from stock options grants and $414,491 from restricted stock awards. Compensation expense for the year ended December 31, 2007 included $955,767 from stock options grants and $380,007 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $54,181, $92,501 and $109,107 was recognized during the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, there was $1,067,949 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.59 years.

The outstanding options, as adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, including options exercisable at December 31, 2009, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $30.00	42,843	9.34	$7.92	7,945	$11.70
$30.01 - $60.00	45,629	7.49	$42.42	30,129	$43.26
$60.01 - $90.00	20,825	3.89	$73.20	19,862	$73.44
$90.01 - up	48,885	3.49	$108.18	43,140	$110.10
Total	158,182	6.28	$57.42	101,076	$75.24

The outstanding options, as adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, will expire, as follows:
Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2010	18,612	$107.04	$44.94 - $399.00
2011	4,637	140.58	$62.58 - $236.46
2012	3,081	83.64	$77.70 - $115.92
2013	7,104	74.76	$64.26 - $97.44
2014 and later	124,748	45.30	$5.82 - $105.00
	158,182	$57.42	$5.82 - $399.00

Common Stock Warrants, adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010
In February 2009, the Company issued 174,367 to purchase common stock to the Investor related to the convertible debt agreement dated February 27, 2009. The warrants had an initial exercise price of $30.96 per share and had a eight-year term, expiring in February 2017. The warrants have a down-round provision and as of December 31, 2009, the outstanding warrants to the Investor are 244,251 at an exercise price of $22.108.

In September 2008, the Company issued 4,589 warrants to purchase common stock to CIT Healthcare related to the term-note credit facility amendment of September, 2008. The warrants have an exercise price of $18.48 per share and have a five-year term, expiring in September 2013.

In December 2007, the Company issued 5,608 warrants to purchase common stock to each of CIT Healthcare and Life Sciences Capital related to the term-note credit facility of December 31, 2007. The warrants have an exercise price of $47.04 per share and have a five-year term, expiring in December 2012. Also in December 2007, the Company redeemed and cancelled all of the warrants that were previously issued to GE Capital Corporation.

In March 2007, the Company issued 793 warrants to purchase common stock to GE Capital Corporation related to the leasing credit facility. The warrants had an exercise price of $53.76 per share and had a five-year term.

A summary of warrant transactions for the years ended December 31, 2009, 2008 and 2007, adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	113,016	$73.50
Issued	12,008	47.46
Exercised	-	-
Expired/cancelled	(26,224)	79.38
Outstanding at December 31, 2007	98,800	68.88
Issued	4,589	18.48
Exercised	-	-
Expired/cancelled	(23,680)	84.00
Outstanding at December 31, 2008	79,709	61.74
Issued	244,251	22.08
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2009	323,960	$31.80

At December 31, 2009, all outstanding warrants were exercisable at prices ranging from $18.48 to $67.20 per share.

If not previously exercised, the outstanding warrants will expire, as adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2010	-	$-
2011	63,905	67.20
2012	11,215	47.04
2013	4,589	18.48
2014	244,251	22.08
	323,960	$31.80

Note 15
Income Taxes:

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). ASC Topic 740 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns.

The Company recorded no provisions in 2009, 2008 and 2007 due to losses incurred. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance.

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2009	2008	2007
Federal, including AMT tax:
Current	$-	$-	$-
Deferred	(2,475,000)	(2,494,000)	(2,371,000)

State and United Kingdom:
Current	-	-	-
Deferred	(5,118,000)	(228,000)	(630,000)
	(7,593,000)	(2,722,000)	(3,001,000)

Change in valuation allowance	(7,593,000)	2,722,000	3,001,000
Income tax expense	$-	$-	$-

State deferred tax at December 31, 2009 was $286,000; deferred U.K. tax was $4,832,000.

A reconciliation of the effective tax rate with the Federal statutory tax rate of 34% follows:

	Year Ended December 31,
	2009	2008	2007

Expected Federal tax benefit at statutory rate	$3,577,000	$3,839,000	$2,160,000

Gross change in valuation allowance	(7,593,000)	(2,722,000)	(3,001,000)

Adjustments of temporary differences and net operating loss expirations and limitations	3,651,000	(1,313,000)	130,000

State income taxes	286,000	228,000	630,000

Other, including adjustment due to State loss carryforwards and U.K. rate differences	79,000	(32,000)	81,000

Income tax expense	$-	$-	$-

In 2007, the gross deferred tax asset from net operating loss carryforwards was adjusted to account for a change of ownership, as defined under the Internal Revenue Code Section 382, deemed to have occurred as of July 31, 2005.

As of December 31, 2009, the Company had approximately $131,000,000 of federal net operating loss carryforwards in the United States. Included in the aggregate federal net operating loss carryforward are approximately $9,447,000 of losses sustained by SLT prior to the tax-free acquisition on December 27, 2002 and approximately $29,540,000 of losses sustained by ProCyte prior to the tax-free acquisition on March 18, 2005. As of December 31, 2009, the Company has estimated that only $5,025,000 of the net operating loss from SLT and $16,636,000 of the loss from ProCyte can be realized upon, based on federal limitations on the useability of such expiring losses. There have been no other changes of ownership identified by management in 2009 that materially constrain the Company’s utilization of loss carryforwards. If the Company undergoes a change of ownership in the future, the utilization of the Company’s loss carryforwards may be materially constrained. Photo Therapeutics, Ltd. has, after conversion to U.S. dollars, approximately $16,019,000  of net operating loss carryforwards, of which $14,950,000 were incurred before the acquisition on February 27, 2009. There are no federal net operating loss carryforwards from Photo Therapeutics, Inc., insofar as the Company intends to make a Section 338 election to treat the stock purchase as an asset purchase.

In addition, the Company had approximately $1,417,000 of federal tax credit carryforwards and alternative minimum tax credits of $112,000 as of December 31, 2009. The credit carryforwards have begun, and continue, to expire over the ensuing 20 years. Primarily due to Federal rules applicable to the acquisition of SLT and ProCyte, approximately $652,000 are subject to severe utilization constraints and accordingly have been ascribed minimal value in the deferred tax asset.

Net deductible, or favorable, temporary differences were approximately $36,029,000 at December 31, 2009.  Of that amount, $34,793,000 were usable for federal tax purposes in the U.S. and the remaining $1,236,000 were usable for tax purposes in the U.K.

The changes in the deferred tax asset are as follows.

	December 31,
	2009	2008

Beginning balance, gross	$51,838,000	$49,116,000

Net changes due to:
Operating loss carryforwards	5,778,000	(203,000)
Temporary Differences	1,736,000
Other, including adjustment due to state loss carryforwards and net operating loss limitations and expirations	79,000	2,925,000

Ending balance, gross	59,431,000	51,838,000

Less: valuation allowance	(59,431,000)	(51,838,000)

Ending balance, net	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Deferred tax assets (liabilities) are comprised of the following.

	December 31,
	2009	2008

Loss carryforwards	$44,986,000	$39,208,000
Carryforward and AMT credits	878,000	799,000
Accrued employment expenses	1,452,000	1,249,000
Amortization and write-offs	2,872,000	2,783,000
Bad debts	141,000	185,000
Deferred R&D costs	3,763,000	3,594,000
Deferred revenues	233,000	304,000
Depreciation	3,560,000	2,757,000
Inventoriable costs	27,000	66,000
Inventory reserves	908,000	698,000
Other accruals and reserves	265,000	195,000
U.K. capital and research allowances, etc.	346,000	-
Gross deferred tax asset	59,431,000	51,838,000

Less: valuation allowance	(59,431,000)	(51,838,000)

Net deferred tax asset	$-	$-

Benefits that may be realized from components in the deferred tax asset that were contributed by acquired companies will be first taken to reduce the carrying value of goodwill and other intangibles that were recorded in the respective transactions.  Acculase contributed approximately $3,723,000 in benefit from periods prior to the buy-out of the minority interest in August 2000; ProCyte approximately $6,898,000 in benefits from periods prior to the acquisition in March 2005; and Photo Therapeutics Ltd. approximately $4,532,000 in benefit from periods from to the February 2009 acquisition.  Such pre-acquisition benefits, if recognized upon a reduction in the valuation allowance, will be recognized directly in the Company’s Statement of Operations. Within the net operating loss carryforward as of December 31, 2009 are approximately $6,651,000 of benefit from tax deductions from the exercise of Company stock options. The preponderance of these options were made to employees and therefore no book expense was recognized on their grant. Such benefits, if recognized upon a reduction of the valuation allowance, will be credited to the paid in capital account of the Company.

The Company adopted ASC Topic 740 which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's consolidated financial statements for the year ended December 31, 2009.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2009, 2008 and 2007.

The Company files corporate income tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions. The Company is subject to Federal income tax examination for calendar tax years 2006 through 2009 and is also generally subject to various state income tax examinations for calendar years 2003 through 2009.

Note 16
Significant Alliances/Agreements:

On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. (“GlobalMed”). Under this agreement, GlobalMed acts as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser and for the Company’s LaserPro® diode surgical laser system. The Company’s diode laser will be marketed for, among other things, use in a gynecological procedure pioneered by David Matlock, MD. The Company has engaged Dr. Matlock as a consultant to explore further business opportunities for the Company. In connection with this engagement, Dr. Matlock received options to purchase up to 4,167 shares of the Company’s common stock at an exercise price which was the market value of the Company’s common stock on the date of the grant, as adjusted for the 1-for-6 reverse stock split effective February 3, 2010. In July 2006, the Company broadened the territory covered by the Sales and Marketing Agreement to include the United States and added Innogyn, Inc., a related party of GlobalMed, as co-distributor under the agreement. For the years ended December 31, 2009, 2008 and 2007, sales to GlobalMed were $2,635,300, $2,957,900 and $2,387,200, respectively.

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

Pursuant to the license agreement, the Company reimbursed $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on a alternate base, comprised simply of treatments for vitiligo, but a higher royalty rate and developed technologies. (See Note 5 Patents and Licensed Technologies). The Company has paid and/or accrued Mount Sinai royalties of $169,979, $156,179and $119,560 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Note 17
Significant Customer Concentration:

No one customer represented 10% or more of total revenues for the year ended December 31, 2009, 2008 and 2007.

Note 18
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

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at December 31, 2009 and 2008 has been allocated to the domestic and international XTRAC segments based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at December 31, 2009 and 2008 from the ProCyte acquisition has been entirely allocated to the Skin Care segment. Goodwill of $2,554,878 at December 31, 2009 from the Photo Therapeutics acquisition has been entirely allocated to the PTL segment.

The following tables reflect results of operations from our business segments for the periods indicated below:

	Year Ended December 31, 2009
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$12,790,948	$3,996,067	$7,895,473	$4,383,016	$3,622,580	$32,688,084
Costs of revenues	7,082,369	2,588,195	2,639,213	2,338,330	2,777,859	17,425,966
Gross profit	5,708,579	1,407,872	5,256,260	2,044,686	844,721	15,262,118
Gross profit %	44.6%	35.2%	66.6%	46.7%	23.3%	46.7%

Allocated operating expenses:
Selling, general and administrative	7,122,207	251,344	4,904,642	2,075,245	469,331	14,822,769
Engineering and product development	-	-	381,590	286,806	242,693	911,089

Unallocated operating expenses	-	-	-	-	-	8,487,145
	7,122,207	251,344	5,286,232	2,362,051	712,024	24,221,003
Income (loss) from operations	(1,413,628)	1,156,528	(29,972)	(317,365)	132,697	(8,958,885)

Interest expense, net	-	-	-	-	-	(2,370,676)
Change in fair value of warrant	-	-	-	-	-	808,786

(Loss) income from continuing operations	(1,413,628)	1,156,528	(29,972)	(317,365)	132,697	(10,520,775)

Discontinued operations:
Income from discontinued operations	-	-	-	-	-	-

Net (loss) income	$(1,413,628)	$1,156,528	$(29,972)	$(317,365)	$132,697	$(10,520,775)

Segment assets	$14,419,022	$2,514,979	$17,135,033	$12,841,517	$2,980,393	$49,890,944
Capital expenditures	$66,825	$22,873	$4,950	$23,350	$8,716	$126,714

	Year Ended December 31, 2008
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$12,419,972	$3,782,456	$12,829,816	$-	$5,738,048	$34,770,292
Costs of revenues	6,714,786	1,871,470	4,431,545	-	3,977,516	16,995,317
Gross profit	5,705,186	1,910,986	8,398,271	-	1,760,532	17,774,975
Gross profit %	45.9%	50.5%	65.5%	N/A	30.7%	51.1%

Allocated operating expenses:
Selling, general and administrative	8,141,717	248,262	6,883,466	-	377,489	15,650,934
Engineering and product development	168,214	20,790	461,702	-	422,509	1,073,215

Unallocated operating expenses	-	-	-	-	-	11,146,173
	8,309,931	269,052	7,345,168	-	799,998	27,870,322
Loss from operations	(2,604,745)	1,641,934	1,053,103	-	960,534	(10,095,347)

Interest expense, net	-	-	-	-	-	(1,032,597)

(Loss) income from continuing operations	(2,604,745)	1,641,934	1,053,103	-	960,534	(11,127,944)
Discontinued operations:
Income from discontinued operations	-	-	-		-	285,712
Sale of discontinued operations	-	-	-	-	-	(448,675)

Net (loss) income	$(2,604,745)	$1,641,934	$1,053,103	$-	$960,534	$(11,290,907)

Segment assets	$17,369,541	$2,542,375	$18,398,212	$-	$3,765,114	$42,075,242
Capital expenditures	$2,405,082	$25,363	$-	$-	$31,241	$2,461,686

	Year Ended December 31, 2007
	DOMESTIC XTRAC	INTERN’L DERM. EQUIPMENT	SKIN CARE	PTL	SURGICAL PRODUCTS AND OTHER	TOTAL
Revenues	$9,141,857	3,256,505	$13,471,973	$-	$5,176,108	$31,046,443
Costs of revenues	4,706,947	1,701,102	4,208,287	-	2,965,290	13,581,626
Gross profit	4,434,910	1,555,403	9,263,686	-	2,210,818	17,464,817
Gross profit %	48.5%	47.8%	68.8%	N/A	42.7%	56.3%

Allocated operating expenses:
Selling, general and administrative	6,189,047	251,318	5,812,185	-	395,211	12,647,761
Engineering and product development	-	-	391,928	-	407,180	799,108

Unallocated operating expenses	-	-	-	-	-	9,631,773
	6,189,047	251,318	6,204,113	-	802,391	23,078,642
Loss from operations	(1,754,137)	1,304,085	3,059,573	-	1,408,427	(5,613,825)

Refinancing charge	-	-	-	-	-	(441,956)
Interest expense, net	-	-	-	-	-	(529,489)

(Loss) income from continuing operations	(1,754,137)	1,304,085	3,059,573	-	1,408,427	(6,585,270)
Discontinued operations:
Income from discontinued operations	-	-	-	-	-	231,024

Net loss,	$(1,754,137)	$1,304,085	$3,059,573	$-	$1,408,427	$(6,354,246)

Segment assets	$13,823,060	$2,194,876	$21,269,256	$-	$4,946,011	$42,233,203
Capital expenditures	$3,324,411	$15,679	$6,917	$-	$72,474	$3,419,481

	December 31,
Assets:	2009	2008
Total assets for reportable segments	$49,890,944	$42,075,242
Other unallocated assets	3,277,202	4,639,027
Consolidated total	$53,168,146	$46,714,269

For the years ended December 31, 2009, 2008 and 2007, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	Year Ended December 31,
	2009	2008	2007
Domestic	$25,624,725	$27,398,356	$24,359,462
Foreign	7,063,359	7,371,936	6,686,981
	$32,688,084	$34,770,292	$31,046,443

Note 19
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2009	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$7,498,000	$8,313,000	$8,597,000	$8,279,000
Gross profit	3,701,000	4,407,000	3,716,000	3,438,000
Net loss	(3,512,000)	(2,709,000)	(2,011,000)	(2,288,000)
Basic and diluted net loss per share(2)	$(2.34)	$(1.80)	$(1.34)	$(1.12)
Shares used in computing basic and diluted net loss per share(2)	1,500,835	1,501,632	1,505,529	2,047,500

2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$8,330,000	$9,390,000	$8,797,000	$8,253,000
Gross profit	4,213,000	5,355,000	4,727,000	3,480,000
Net loss	(2,542,000)	(1,607,000)	(1,787,000)	(5,354,000)
Basic and diluted net loss per share(1)(2)	$(1.69)	$(1.07)	$(1.19)	$(3.57)
Shares used in computing basic and diluted net loss per share(1)(2)	1,500,767	1,500,767	1,500,767	1,500,767

2007	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$7,207,000	$7,311,000	$7,023,000	$9,505,000
Gross profit	3,967,000	4,007,000	3,885,000	5,606,000
Net loss	(1,883,000)	(1,836,000)	(1,653,000)	(982,000)
Basic and diluted net loss per share(1)(2)	$(1.26)	$(1.23)	$(1.10)	$(0.65)
Shares used in computing basic and diluted net loss per share(1)(2)	1,488,954	1,493,075	1,498,973	1,500,767

(1)	Adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009.

(2)	Adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010.

Note 20
Valuation and Qualifying Accounts:

		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)	Balance at End of Period
For The Year Ended December 31, 2009:
Reserve for Doubtful Accounts	$486,162	$136,424	$629	$222,939	$400,276
Reserve for Excess and Obsolete Inventories	$1,836,441	$449,726	$180,968	$78,873	$2,388,262
For The Year Ended December 31, 2008:
Reserve for Doubtful Accounts	$520,913	$144,750	$-	$179,501	$486,162
Reserve for Excess and Obsolete Inventories	$1,124,345	$769,323	$-	$57,227	$1,836,441
For The Year Ended December 31, 2007:
Reserve for Doubtful Accounts	$496,540	$95,624	$-	$71,251	$520,913
Reserve for Excess and Obsolete Inventories	$1,354,443	$134,541	$-	$364,639	$1,124,345

(1)	Represents additions due to the acquisition of PTL in February 2009.
(2)	Represents write-offs of specific accounts receivable and inventories.

Note 21
Subsequent Events:

On February 3, 2010, the Company completed the reverse split of its common stock in the ratio of 1-for-6. The Company’s common stock began trading at the market opening on February 4, 2010 on a split adjusted basis. The reverse split has intended to enable the Company to increase its marketability to institutional investors, among other benefits. As a result of the stock split, the Company now has 2,238,637 shares of common stock outstanding, taking into account of any fractional shares.

On March 1, 2010, as payment of interest in kind, the Company issued two additional Convertible Notes in an aggregate principal amount of $748,800.  These Convertible Notes were initially convertible into an aggregate of 33,869 shres of our common stock at a conversion price of $22.10844 per share.

On March 19, 2010, the Company entered into the Clutterbuck Agreement the Term Note with Clutterbuck Funds LLC.  Clutterbuck Funds LLC, a Registered Investment Advisor based in Cleveland, Ohio.  The Company received net proceeds of $2,373,000 in the transaction. The secured term note has a principal amount of $2.5 million (the “Term Note”), which accrues interest at a rate of 12% per annum. The Term Note requires the Company to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that the Company has consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to the outstanding term notes with such lenders. In connection with the issuance of the Term Note to Clutterbuck, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

In order to consummate the bridge financing, it was necessary to secure the consent of the holder of Convertible Notes (the “Holder”). As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Holder’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company has combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash and may not be paid in convertible PIK notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note;

•
The smaller note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.25850 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes.

•
The collateral securing the Convertible Note was expanded by adding a first-priority lien against all of the Company’s assets other than the assets pledged with first-priority liens to CIT Healthcare and to Clutterbuck Funds. When assets are released from the lien of CIT Healthcare, such assets will become subject to the first-priority lien of Clutterbuck Funds and a second-priority lien of the Holder. Finally, when assets are released from the lien of Clutterbuck Funds, such assets will become subject to the first-priority lien of the Holder.

•	Three of the Company’s subsidiaries (ProCyte Corporation, Photo Therapeutics, Inc. and SLT Technology, Inc.) have guaranteed the Company’s obligations under the Convertible Notes.