Form 10-K/A
PHOTOMEDEX INC
filed 2010-04-07
CIK 711665

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

ii

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) of PhotoMedex, Inc. (the "Registrant") is being filed solely to amend and restate Part IV, Item 15(b) to include certain exhibits that were inadvertently omitted in the initial filing.  All of such omitted exhibits are incorporated by reference to prior filings of the Registrant.

1

PART IV

Item 15.  Exhibits

(b)	Exhibits

Following the footnote reference is the number of the exhibit in the original filing (e.g. “Exh 10.3”) in which it was submitted to the SEC.

2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
2.2	Agreement and Plan of Merger, dated December 1, 2004, between PhotoMedex, Inc., Gold Acquisition Merger Corp. and ProCyte Corporation (2)
2.3	Securities Purchase Agreement, dated October 31, 2006, by and between PhotoMedex, Inc. and each purchaser a party thereto (3)
2.4	Purchase Agreement, dated August 4, 2008, by and among PhotoMedex, Inc., Photo Therapeutics Group Limited and Neil Crabb. (21)
2.5	Asset Purchase Agreement, dated August 1, 2008, by and between PhotoMedex, Inc. and PRI Medical Technologies, Inc. (21)
2.6	Form of Securities Purchase Agreement, dated October 22, 2009, between PhotoMedex, Inc. and each Purchaser (29)
3.1	Restated Certificate of Incorporation, filed on August 8, 2000 (4)
3.2	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004 (22)
3.3	Amendment to Restated Certificate of Incorporation, filed on January 26, 2009. (26)
3.4	Amended and Restated Certificate of Incorporation, filed on February 3, 2010 (32)
3.5	Amended and Restated Bylaws (5)
3.6	Amended Section 6.01 of the By-Laws, October 30, 2007 (19)
4.1
Securities Purchase Agreement, dated August 4, 2008, by and between PhotoMedex, Inc. and Perseus Partners VII, LP, including Form of Convertible Note, Form of Warrant and Registration Rights Agreement (21)

4.2	Amendment No. 1 to Securities Purchase Agreement, dated February 27, 2009. (24)
4.3	First Tranche Convertible Promissory Note, dated February 27, 2009. (24)
4.4	Pledge and Security Agreement, dated February 27, 2009. (24)
4.5	First Tranche Warrant, dated February 27, 2009. (24)
4.6	Registration Rights Agreement, dated February 27, 2009 (26)
4.7	PhotoMedex Inc. Secured Convertible Promissory Note, dated September 1, 2009 (30)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (5)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (5)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (6)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California)(26)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California)(8)
10.6	Industrial Real Estate Lease, dated May 3, 2007, and delivered December 14, 2007 (26)
10.7	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)
10.8	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (26)
10.9	Master Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (9)
10.10	Master Lease Agreement, dated June 25, 2004, between PhotoMedex, Inc. and GE Capital Corporation. (10)
10.11	Investment Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (11)
10.12	License Agreement, dated March 30, 3006, between AzurTec, Inc. and PhotoMedex, Inc. (11)
10.13	License Agreement, dated March 31, 2006, and effective April 1, 1006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (12)
10.14	2005 Equity Compensation Plan, approved December 28, 2005 (13)
10.15	2005 Investment Plan, approved December 28, 2005 (13)
10.16	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.17	Amended and Restated 2000 Stock Option Plan (1)
10.18	2004 Stock Option Plan, assumed from ProCyte (14)
10.19	1996 Stock Option Plan, assumed from ProCyte (14)
10.20	1991 Restated Stock Option Plan for Non-Employee Directors, assumed from ProCyte (14)
10.21	1989 Restated Stock Option Plan, assumed from ProCyte (14)
10.22	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated October 30, 2007 (19)
10.23	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (19)
10.24	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (19)
10.25	Employment Agreement of John F. Clifford, dated March 18, 2005 (2)
10.26	Employment Agreement of Robin L. Carmichael, dated March 18, 2005 (2)
10.27	Separation Agreement, effective June 30, 2006, between PhotoMedex, Inc. and John F. Clifford. (15)
10.28	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated January 15, 2006 (8)
10.29	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (8)
10.30	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (7)
10.31	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated May 1, 2007 (17)
10.32	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (17)
10.33	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (17)
10.34	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (18)
10.35	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (17)
10.36	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (25)
10.37	Master Term Loan and Security Agreement, dated December 31, 2007 among PhotoMedex, Inc., CIT Healthcare LLC, as Agent and Lender, and Life Sciences Capital LLC, as Lender (20)
10.38	Omnibus Amendment dated September 30, 2008 by and among CIT Healthcare LLC, Life Sciences Capital LLC and PhotoMedex, Inc. (23)
10.39	Amendment No. 1 to Omnibus Amendment, dated February 27, 2009 (24)
10.40	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (24)
10.41	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (28)
10.42	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (28)
22.1	List of subsidiaries of the Company
23.1	Consent of Amper, Politziner & Mattia LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Current Report on Form 8-K, dated November 6, 2006.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, as amended.

(8)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(9)	Filed as part of our Current Report on Form 8-K, dated September 10, 2004.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Filed as part of our Current Report on Form 8-K, filed on April 6, 2006.

(12)	Filed as part of our Current Report on Form 8-K, filed on April 10, 2006.

(13)	Filed as part of our Definitive Proxy Statement on Schedule 14A, as filed with the Commission on November 15, 2005.

(14)	Filed as part of our Registration Statement on Form S-8, as filed with the Commission on April 13, 2005.

(15)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(18)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(19)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Filed as part of our amended Annual Report on Form 10-K/A for the year ended December 31, 2007.

(21)	Filed as part of our Current Report on Form 8-K filed on August 4, 2008.

(22)	Fled as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

(23)	Filed as part of our Current Report on Form 8-K on February 27, 2009.

(24)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(25)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(26)	Filed with this Form 10-K.

(27)	Filed as part of our Current Report on Form 8-K on January 26, 2009.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(29)	Filed as part of our Current Report on Form 8-K on October 23, 2009.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(31)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(32)	Filed as part of our Current Report on Form 8-K on February 3, 2010.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: April 7, 2010	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Executive Officer

4

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Rule 13a-14a/15d-14a Certification

I, Dennis M. McGrath, certify that:

(1)	I have reviewed this annual report on Form 10-K of PhotoMedex, Inc.;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

PHOTOMEDEX, INC.

Date: April 7, 2010	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Rule 13a-14a/15d-14(a) Certification

I, Christina Allgeier, certify that:

(1)	I have reviewed this annual report on Form 10-K of PhotoMedex, Inc.;

(2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

PHOTOMEDEX, INC.

Date: April 7, 2010	By:	/s/ Christina Allgeier
Christina Allgeier
Chief Financial Officer