Form 10-Q
period 2010-05-17
PHOTOMEDEX INC
filed 2010-05-17
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 14, 2010 was 2,772,637 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

(a) ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,024,231	$2,116,788
Restricted cash	78,000	78,000
Accounts receivable, net of allowance for doubtful accounts of $430,800 and $400,000, respectively	3,177,894	3,998,785
Inventories, net	6,675,784	7,002,850
Prepaid expenses and other current assets	301,079	345,673
Total current assets	12,256,988	13,542,096

Property and equipment, net	9,167,095	9,293,482
Patents and licensed technologies, net	7,514,556	7,751,662
Goodwill	19,569,200	19,472,686
Other intangible assets, net	1,883,355	2,020,625
Other assets	1,551,437	1,087,595
Total assets	$51,942,631	$53,168,146

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$31,226	$129,696
Current portion of long-term debt	2,570,524	3,179,469
Accounts payable	4,393,886	4,171,707
Accrued compensation and related expenses	714,942	1,133,346
Accrued interest payable	80,167	499,200
Other accrued liabilities	1,272,048	1,601,414
Deferred revenues	772,437	612,757
Total current liabilities	9,835,230	11,327,589
Long-term liabilities:
Notes payable	38,494	46,477
Long-term debt	2,165,541	760,783
Convertible debt	18,270,382	17,369,943
Warrants related to convertible debt	1,672,906	741,525
Total liabilities	31,982,553	30,246,317

Stockholders’ equity:
Common stock, $.01 par value, 35,000,000 shares authorized; 2,238,637 and 2,238,153 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	22,386	22,382
Additional paid-in capital	139,618,530	138,639,143
Accumulated deficit	(119,756,714)	(115,840,931)
Accumulated other comprehensive income	75,876	101,235
Total stockholders’ equity	19,960,078	22,921,829
Total liabilities and stockholders’ equity	$51,942,631	$53,168,146

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2010		2009

Revenues:
Product sales		$4,157,328		$5,197,850
Services		2,529,600		2,300,492
		6,686,928		7,498,342

Cost of revenues:
Product cost of revenues		2,199,610		2,459,348
Services cost of revenues		1,394,727		1,338,252
		3,594,337		3,797,600

Gross profit		3,092,591		3,700,742

Operating expenses:
Selling and marketing		3,131,934		3,900,751
General and administrative		1,951,939		2,799,180
Engineering and product development		339,277		201,697
		5,423,150		6,901,628

Operating loss from continuing operations		(2,330,559)		(3,200,886)

Other income (loss):
Interest expense, net		(653,843)		(402,523)
Change in fair value of warrants		(931,381)		91,222

Net loss	$	(3,915,783)	$	(3,512,187)

Basic and diluted net loss per share		$(1.75)		$(2.34)

Shares used in computing basic and diluted net loss per share		2,238,456		1,500,835

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, JANUARY 1, 2010	2,238,157	$22,382	$138,639,143	$(115,840,931)	$101,235	$22,921,829
Issuance of warrants related to debt financing	-	-	769,754	-	-	769,754
Stock options issued to consultants for services	-	-	73,765	-	-	73,765
Amortization of expense for restricted stock	-	-	54,081	-	-	54,081
Change in cumulative translation adjustments	-	-	-	-	(25,359)	(25,359)
Stock-based compensation expense related to employee options	-	-	81,791	-	-	81,791
Round up for fractional shares due to the reverse stock split	480	4	(4)	-	-	-
Net loss for the three months ended March 31, 2010	-	-	-	(3,915,783)	-	(3,915,783)
BALANCE, MARCH 31, 2010	2,238,637	$22,386	$139,618,530	$(119,756,714)	$75,876	$19,960,078

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010		2009
Cash Flows From Operating Activities:
Net loss	$	(3,915,783)	$	(3,512,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,157,999		995,220
Stock options issued to consultants for services		73,765		17,419
Stock-based compensation expense related to employee options and restricted stock		135,872		275,255
Provision for bad debts		53,205		26,843
Change in estimated fair value of warrant liability		931,381		(91,222)

Changes in operating assets and liabilities:
Accounts receivable		767,686		559,672
Inventories		383,335		(554,449)
Prepaid expenses and other assets		97,631		(279,526)
Accounts payable		222,179		(226,854)
Accrued compensation and related expenses		(418,404)		(33,151)
Other accrued liabilities		(329,368)		89,897
Interest accrued on convertible debt		407,643		-
Deferred revenues		159,680		94,328
Net cash used in operating activities		(273,179)		(2,638,755)

Cash Flows From Investing Activities:
Purchases of property and equipment		(3,000)		(29,756)
Lasers placed into service		(708,483)		(889,444)
Acquisition costs, net of cash received		(96,514)		(12,578,022)
Net cash used in investing activities		(807,997)		(13,497,222)

Cash Flows From Financing Activities:
Registration costs		(433,215)		(35,624)
Payments on notes payable		(106,452)		(7,082)
Proceeds from term debt		2,500,000		-
Repayments on line of credit		(946,652)		(1,326,314)
Proceeds from convertible debt		-		18,000,000
Net cash provided by financing activities		1,013,681		16,630,980
Effect of exchange rate changes on cash		(25,062)		25,710
Net (decrease) increase in cash and cash equivalents		(92,557)		520,713

Cash and cash equivalents, beginning of period		2,116,788		3,658,607

Cash and cash equivalents, end of period		$2,024,231		$4,179,320

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Skin Health Solutions™ company that provides integrated disease management and aesthetic solutions through complementary laser and light-based devices, pharmaceuticals and cosmeceuticals. Through its historical relationships with dermatologists and plastic surgeons, the Company provides products and services that address skin diseases and skin conditions. These diseases and conditions include psoriasis, vitiligo, acne, actinic keratosis (a precursor to certain types of skin cancer) and sun damage. The Company’s experience in addressing these diseases and conditions in the physician market has allowed it to expand its products and services to provide skin health solutions to the indoor tanning and spa markets and the in-store, on-line and television retail consumer markets for home use.

The Company’s current strategic focus is built upon four key components – establishment of a unified sales force focused on superior skin health expertise, expanded international capabilities, the development of alternate channels for its varied product lines and a renewed commitment to innovation of its technologies.

Based upon the Company’s new strategic focus, management has updated the segments that it currently operates. There are now four distinct business units, or segments (as described in Note 14): three in Dermatology, - Physician Domestic, Physician International, and Other Channels; and one in Surgical, - Surgical Products (SLT®). The segments are distinguished by the Company’s management structure and the markets served or types of customers.

The Physician Domestic segment generates revenues by selling XTRAC treatments and lasers, skincare and LED products and Metvixia (a Galderma drug, which the Company’s sales representatives promote and sell) to domestic physicians. The Physician International segment generates revenues by selling dermatology equipment, skincare and LED products to international physicians through distributors. The Other Channels segment generates revenues by selling skincare and LED products to indoor tanning and spa markets and on-line and television retail consumer markets for home use. The Surgical Products segment generates revenues by selling laser and non-laser products including disposables to hospitals and surgery centers both domestically and internationally.

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

Liquidity
As of March 31, 2010, the Company had an accumulated deficit of $119,756,714. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of March 31, 2010 were $2,102,231, including restricted cash of $78,000. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Based on its resources available at March 31, 2010, including the public offering of it securities described below, the substantial reduction in the use of cash in the last nine months and the continuation of its restructuring efforts, the Company believes that it can fund operations through and beyond the second quarter of 2011. However, given the uncertainty in the general economic conditions and its impact on the Company’s business and industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern through and beyond the second quarter of 2011.

Starting in August 2009, the Company began to restructure its operations and redirect its efforts in a manner that management expects will result in improved results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize the Company’s operational costs and capital expenditures. In addition, the Company is developing strategies to increase ongoing revenue streams

On October 22, 2009, the Company closed a private placement of its common shares with several accredited investors, which yielded gross proceeds of approximately $2.7 million and which improved the Company’s available cash. On November 10, 2009, the Company issued to an affiliate of one of the accredited investors participating in the October 22, 2009 private placement an additional 230,000 shares at a price of $0.65 per share, which yielded additional gross proceeds of $149,500 in the placement. Although this financing, together with the Company’s other resources and arrangements with creditors, satisfied its immediate liquidity constraints at such time, the Company continued to explore additional opportunities to secure capital which might be used to continue to develop new business opportunities and be used to fund operations, if necessary.

On March 19, 2010, the Company entered into a Term Loan and Security Agreement with Clutterbuck Funds LLC (“Clutterbuck Funds”), a registered investment advisor located in Cleveland, Ohio (the “Clutterbuck Agreement”). The Company received net proceeds of $2,373,000 in the transaction. The secured term note has a principal amount of $2.5 million (the “Term Note”), which accrues interest at a rate of 12% per annum. The Term Note requires the Company to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that the Company has consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to the outstanding term notes with such lenders. In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of its equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

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

•
The larger note has a principal amount of $16,746,270. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, and may not be paid in convertible PIK notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note;

•
The smaller note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.26 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes.

•
The collateral securing the Convertible Notes was expanded by adding a first-priority lien against all of the Company’s assets other than the assets pledged with first-priority liens to CIT Healthcare and to Clutterbuck Funds. When assets are released from the lien of CIT Healthcare, such assets will become subject to the first-priority lien of Clutterbuck Funds and a second-priority lien of the Holder. Finally, when assets are released from the lien of Clutterbuck Funds, such assets will become subject to the first-priority lien of the Holder.

•	Three of the Company’s subsidiaries (ProCyte Corporation, Photo Therapeutics, Inc. and SLT Technology, Inc.) have guaranteed the Company’s obligations under the Convertible Notes.

On May 7, 2010, the Company closed on a public offering of its common shares. The Company sold

534,000 shares of its common stock at an offering price of $6.00 per share. The sale resulted in net proceeds to the Company of approximately $2.0 million. The net proceeds will be used for general working capital purposes and potentially for pay-down of outstanding debt. The underwriters are also entitled to warrants to purchase, in aggregate, 25,000 shares of the Company’s common stock at $7.50 per share.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

See “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of the estimates and judgments necessary in the Company’s accounting for cash and cash equivalents, accounts receivable, inventories, property, equipment and depreciation, product development costs and fair value of financial instruments.

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

The Company’s recurring fair value measurements at March 31, 2010 and December 31, 2009 are as follows:

	Fair Value as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$1,672,906	$-	$-	$1,672,906

	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$741,525	$-	$-	$741,525

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

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants are now accounted for as derivatives. See Note 12, Warrants, for additional discussion.

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

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2010 and 2009, the Company deferred $552,928 and $1,017,963 respectively, under this approach.

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

The Company generates revenues from Galderma’s Metvixia and Actilite products by sales generated by our sales representatives. The Company recognizes these product revenues on a net basis when the Criteria have been met.

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

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2010, no such impairment exists.

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2010, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2010 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Goodwill
Goodwill was recorded in connection with the acquisition of Photo Therapeutics in February 2009, the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Management evaluates the recoverability of such goodwill by testing for impairment, at least annually. The first stop of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent the carrying amount of a reporting unit exceeds it fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed assessment. The second assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There has been no impairment of goodwill recorded through March 31, 2010 (see Impairment of Long-Lived Assets).

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the three months ended March 31, 2010 is summarized as follows:

Three Months Ended March 31, 2010 (unaudited)
Accrual at beginning of period	$773,628
Additions charged to warranty expense	37,378
Expiring warranties	(53,313)
Claims satisfied	(66,601)
Accrual at end of period	$691,092

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

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion of the Convertible Notes, or from exercise of warrants related to the Convertible Notes or from other warrants or from the exercise of options into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 591,492 and 390,942 as of March 31, 2010 and 2009, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. Share amounts shown on the consolidated balance sheet as of March 31, 2009 and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations for the three months ended March 31, 2009 have been adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, excluding the rounding up of fractional shares.

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

	Three Months Ended March 31, (unaudited)
	2010	2009
Net loss	$(3,915,783)	$(3,512,187)
Change in cumulative translation adjustment	(25,359)	25,710
Comprehensive loss	$(3,941,142)	$(3,486,477)

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

Supplemental Cash Flow Information
During the three months ended March 31, 2010, the Company paid interest payable on the convertible notes with an issuance of additional convertible note in the amount of $826,676. The Company also issued warrants related to a term loan note which are valued at $769,754, and which offset the carrying value of debt.

During the three months ended March 31, 2009, the Company issued warrants to an investor that manages an investment fund (“the Investor”) in conjunction with a convertible debt arrangement which enabled the Company to purchase Photo Therapeutics. These warrants were initially valued at $1,550,311, are carried as a liability and result in a discount from the face of the convertible debt.

For the three months ended March 31, 2010 and 2009, the Company paid interest of $95,847 and $211,195, respectively. Income taxes paid in the three months ended March 31, 2010 and 2009 were immaterial.

Accounting Standards Update
In January 2010, the FASB amended the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendment also revises the guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of guidance required for the period beginning January 1, 2010; however, adoption of this amendment did not have a material impact on our consolidated financial statements.

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

The Company paid an aggregate purchase price of $13 million for the Photo Therapeutics acquisition. The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. Based on the purchase price allocation, the following table summarizes the determined fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$421,978
Accounts receivable	843,007
Inventories	1,883,469
Prepaid expenses and other current assets	187,232
Property and equipment	80,462
Patents and licensed technologies	7,400,000
Other intangible assets	1,500,000
Total assets acquired at fair value	12,316,148

Accounts payable	(936,099)
Accrued compensation and related expenses	(35,906)
Other accrued liabilities	(419,186)
Deferred revenues	(576,349)
Total liabilities assumed	(1,967,540)

Net assets acquired	$10,348,608

The purchase price exceeded the fair value of the net assets acquired by $2,651,392, which was recorded as goodwill. Acquisition costs amounting to $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs amounting to $432,353 and incurred in 2009 were expensed as of February 27, 2009. Acquisition costs accruing after February 27, 2009 were immaterial and expensed. Based on its analyses, the Company determined that no earn-out will be due to Photo Therapeutics Group Ltd, and that no working capital adjustment will be made to the aggregate purchase price of $13 million. The Company has, to date, made no claims for indemnification out of the $1 million set aside in escrow on February 27, 2009.

The accompanying consolidated financial statements do not include any revenues or expenses related to the PTL business on or prior to February 27, 2009, the closing date of the acquisition. The Company’s unaudited pro-forma results for the three months ended March 31, 2010 and 2009 are summarized in the following table, assuming the acquisition had occurred on January 1, 2009:

	Three Months Ended March 31, (unaudited)
	2010	2009

Net revenues	$6,686,928	$8,325,751
Net loss	$(3,915,783)	$(4,225,350)
Basic and diluted loss per share	$(1.75)	$(2.82)
Shares used in calculating basic and diluted loss per share	2,238,456	1,500,835

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2009, nor to be indicative of future results of operations.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials and work in progress	$4,382,804	$4,082,593
Finished goods	2,292,980	2,920,257
Total inventories	$6,675,784	$7,002,850

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of March 31, 2010 and December 31, 2009, the Company carried specific reserves for excess and obsolete stocks against its inventories of $2,328,819 and $2,388,262, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	March 31, 2010	December 31, 2009
	(unaudited)
Lasers in service	$16,419,732	$16,436,529
Computer hardware and software	368,505	368,668
Furniture and fixtures	685,638	683,573
Machinery and equipment	845,856	845,856
Leasehold improvements	262,395	262,395
	18,582,126	18,597,021
Accumulated depreciation and amortization	(9,415,031)	(9,303,539)
Property and equipment, net	$9,167,095	$9,293,482

Depreciation and related amortization expense was $781,303 and $755,077 for the three months ended March 31, 2010 and 2009, respectively.

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	March 31, 2010	December 31, 2009
	(unaudited)
Patents, owned and licensed, at gross costs of $8,021,670 and $8,019,351, net of accumulated amortization of $1,223,571 and $1,025,400, respectively.	$6,798,099	$6,993,951
Other licensed or developed technologies, at gross costs of $2,332,364, net of accumulated amortization of $1,615,907 and $1,574,653, respectively.	716,457	757,711
	$7,514,556	$7,751,662

Related amortization expense was $239,425 and $115,113 for the three months ended March 31, 2010 and 2009, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in other licensed and developed technologies is $200,000 for cost of developed technologies acquired from ProCyte.

On March 31, 2006, the Mount Sinai School of Medicine of New York University (“Mount Sinai”) granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $58,914 and $61,369, net at March 31, 2010 and December 31, 2009, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai had the right to elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in other licensed and developed technologies.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, which were acquired from Photo Therapeutics and ProCyte and were recorded at their appraised fair market values at the date of their respective acquisitions:

	March 31, 2010	December 31, 2009
	(unaudited)
Customer Relationships, at gross cost of $2,200,000, net of accumulated amortization of $1,754,167 and $1,669,398, respectively.	445,833	$530,602
Tradename, at gross cost of $2,100,000, net of accumulated amortization of $662,478 and $609,977, respectively.	1,437,522	1,490,023
	$1,883,355	$2,020,625

Related amortization expense was $137,270 and $125,000 for the three months ended March 31, 2010 and 2009, respectively. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products (e.g. “Neova”). It also includes the various trademarks associated with Photo Therapeutics products (e.g. “Omnilux” and “Lumiere”).

Note 7
Accrued Compensation and related expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	March 31, 2010	December 31, 2009
	(unaudited)
Accrued payroll and related taxes	$44,745	$260,280
Accrued vacation	226,670	129,026
Accrued commissions and bonus	286,388	341,685
Accrued severance	157,139	402,355
Total accrued compensation and related expense	$714,942	$1,133,346

The Board of Directors elected to terminate, without cause, the employment of Jeffrey F. O’Donnell, its Chief Executive Officer effective July 31, 2009. Under Mr. O’Donnell’s Employment Agreement, dated October 30, 2007, he was therefore entitled to: (i) severance equal to his base salary, including FICA taxes, from August 1, 2009 to July 31, 2010, amounting to $379,450; (ii) continuation of health benefits over the same twelve-month period, amounting to $11,579 and (iii) payment to him of an amount equal to the premiums necessary to maintain his life and disability insurance over the same twelve-month period, amounting to $8,818. These amounts were recorded as accrued severance for the year ended December 31, 2009. In addition, there was the immediate vesting of all options and restricted stock that had been awarded to him and that were unvested as of July 31, 2009, amounting to compensation of $588,126. This accelerated vesting was recorded as additional paid in capital for the year ended December 31, 2009. The 96,557 options expire between March 1, 2010 and July 31, 2010 and have exercise prices of between $6.23 and $17.50. The 90,000 shares of restricted stock have now become free of contractual restrictions.

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	March 31, 2010	December 31, 2009
	(unaudited)
Accrued professional and consulting fees	$350,500	$552,990
Accrued warranty	691,092	773,627
Accrued sales taxes and other expenses	230,456	274,797
Total other accrued liabilities	$1,272,048	$1,601,414

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	March 31, 2010	December 31, 2009
	(unaudited)
Note payable – unsecured creditor, interest at 5.43%, payable in monthly principal and interest installments of $49,803 through February 2010.	$-	$98,934

Note Payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	69,720	77,239

	69,720	176,173
Less: current maturities	(31,226)	(129,696)
Notes payable, net of current maturities	$38,494	$46,477

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	March 31, 2010	December 31, 2009
	(unaudited)
Term note	$1,730,246	$-
Total borrowings on credit facility	3,005,819	3,940,252
Less: current portion	(2,570,524)	(3,179,469)
Total long-term debt	$2,165,541	$760,783

Term Note
On March 19, 2010, the Company entered a Term Loan and Security Agreement with Clutterbuck Funds. The Company received net proceeds of $2,373,000 in the transaction. The secured Term Note has a principal amount of $2.5 million, which accrues interest at a rate of 12% per annum. The Term Note requires the Company to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that the Company has consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to the outstanding term notes with such lenders.

In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant. The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and since they are indexed to the Company’s common stock. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are as follows:

March 2010

Number of shares underlying warrants	102,180
Exercise price	$7.34
Fair value of warrants	$769,754
Volatility	87.68%
Risk-free interest rate	2.48%
Expected dividend yield	0%
Expected warrant life	5 years

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

	December 2007	September 2008

Number of of shares underlying warrants	11,216	4,589
Exercise price	$47.04	$18.48
Fair value of warrants	$221,716	$44,366
Volatility	59.44%	60.92%
Risk-free interest rate	3.45%	2.98%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

The following table summarizes the future minimum payments that the Company expects to make for long-term debt:

Year Ended December 31,
Nine months of 2010	$2,614,488
2011	3,551,881
Total minimum payments	6,166,369

Less: interest	(639,024)
Less: unamortized warrant discount	(791,280)

Present value of total minimum obligations	$4,736,065

Note 11
Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

	March 31, 2010	December 31, 2009
	(unaudited)
Total borrowings on credit facility	$18,270,382	$17,369,943
Less: current portion	-	-
Total long-term debt	$18,270,382	$17,369,943

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

At the closing of the convertible debt financing, and in exchange for the Investor’s payment to the Company of the $18 million purchase price, the Company: (i) issued to the Investor (A) a convertible note in the principal amount of $18 million (the “Original Convertible Note”), and (B) a warrant to purchase 174,367 shares of the Company’s common stock as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010; and (ii) paid a transaction fee of $210,000 in cash. The conversion price of the convertible note and the exercise price of the warrant are each $30.96 per share as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010.

The Original Convertible Note is due on February 27, 2014 with interest payments bi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes. The effective interest rate on the Original Convertible Note is 11.64%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months. On March 1, 2010 and September 1, 2009, the Company satisfied interest payments of $748,800 and $720,000, respectively, by issuance of additional convertible notes (the “Additional Convertible Notes” and collectively with the Original Convertible Notes, the “Convertible Notes”). These notes have the same interest rate, convertible price per share and maturity date as the Original Convertible Note. No warrant was issued with the additional convertible note.

The convertible notes, as well as the warrant to purchase common stock of the Company, contain down-round provisions such that the number of underlying shares, and the corresponding price per share, change if the Company issues stock below the stated conversion and exercise price of the notes and warrant. In conjunction with the October 2009 private placement of the Company’s common stock, the convertible notes and the warrant were adjusted by contract using a weighted-average formula as specified in the convertible note to have conversion prices and exercise price of $22.11 per share for 846,735 and 244,251 shares, respectively as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010.

In order to consummate the bridge financing with a term note (see Note 10, Term Note), it was necessary to secure the consent of the holder of Convertible Notes. As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Holder’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company has combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, and may not be paid in convertible paid in kind (“PIK”) notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note;

•
The smaller note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.26 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes.

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

In conjunction with this, the larger convertible note and the warrants exercise prices were adjusted by contract using a weighted-average formula specified in the convertible note to have a conversion price and exercise price of $21.47 per share for 780,025 and 251,528, respectively.

As of March 31, 2010, the total amount due under the convertible notes outstanding was $19,546,676 and the two notes are convertible into an aggregate of 1,028,765 shares of the Company's common stock.

Note 12
(b) Warrants

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

The warrants issued to the Investor, in conjunction with the $18 million convertible note (see Note 11, Convertible Debt), contain a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. The warrant contains a net settlement provision, and because it is not indexed to the Company’s stock, is accounted for as a liability.

The Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of March 31, 2010, and recorded other expense of $931,381 resulting from the increase of the liability associated with the fair value of the warrants for the period ended March 31, 2010. The Company measured the fair value of these warrants as of March 31, 2009, and recorded other income of $91,222 resulting from the decrease of the liability associated with the fair value of the warrants for the period ended March 31, 2009. The Company has accounted for the Investor’s warrants as a liability due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated (as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010):

	March 31, 2010	December 31, 2009	March 31, 2009
Number of shares underlying warrants	251,528	244,251	174,367
Exercise price	$21.47	$22.108	$30.96
Fair value of warrants	$1,672,906	$741,525	$1,459,089
Volatility	82.13%	79.23%	88.67%
Risk-free interest rate	3.32%	3.39%	2.28
Expected dividend yield	0%	0%	0%
Expected warrant life	6.92 years	7.17 years	7.92 years

The Company’s recurring fair value measurements at March 31, 2010 related only to the warrants issued to the Investor, and had a fair value of $1,672,906. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain both down-round provisions and net settlement provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three months for all financial liabilities categorized as Level 3 as of March 31, 2010 and December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2010	$741,525
Increase/(decrease) in fair value of warrants	931,381
Balance as of March 31, 2010	$1,672,906

Note 13
(c) Employee Stock Benefit Plans

The Company has two active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. Under the 2005 Equity Compensation Plan, a maximum of 194,286 shares of the Company’s common stock have been reserved for issuance. At March 31, 2010, 53,986 shares were available for future grants under this plan. Under the Outside Director Plan 6,772 shares were available for issuance as of March 31, 2010. The other stock options plans are frozen and no further grants will be made from them. The foregoing figures reflect the 1-for-6 reverse split.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2010	158,304	$57.42
Granted	15,000	7.23
Cancelled	(15,231)	97.44
Outstanding, March 31 2010	158,073	$48.80
Options excercisable at March 31, 2010	104,701	$63.50

At March 31, 2010, there was $1,028,854 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.22 years. The intrinsic value of options outstanding and exercisable at March 31, 2010 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended March 31, (unaudited)
	2010	2009
Risk-free interest rate	3.71%	2.42%
Volatility	84.37%	86.74%
Expected dividend yield	0%	0%
Expected life	8.1 years	8.1 years
Estimated forfeiture rate	17%	12%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the periods ended March 31, 2010 and 2009, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

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

Compensation expense for the three months ended March 31, 2010 included $81,791 from stock options grants and $54,081 from restricted stock awards. Compensation expense for the three months ended March 31, 2009 included $171,632 from stock options grants and $103,623 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $73,765 was recognized during the three months ended March 31, 2010. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $17,419 was recognized during the three months ended March 31, 2009.

Note 14
Business Segments and Geographic Data:

Segments are distinguished by the Company’s management structure, products and services offered, markets served and types of customers. The Physician Domestic segment derives its primary revenues from XTRAC procedures performed by dermatologists, the sales of XTRAC laser sales, and the sales of skincare and LED products in the United States. The Physician International segment, in comparison, generates revenues from the sale of equipment, skincare and LED products to dermatologists outside the United States through a network of distributors. The Other Channels segment derives revenues by selling skincare and LED products to indoor tanning and spa markets and on-line and television retail consumer markets for home use on both a domestic and an international basis. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and an international basis.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at March 31, 2010 and 2009 has been allocated to the domestic and international XTRAC products based upon its fair value as of the date of the buy-out in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at March 31, 2010 and 2009 from the ProCyte acquisition has been entirely allocated to the skincare products. Goodwill of $2,651,391 at March 31, 2010 from the Photo Therapeutics acquisition has been entirely allocated to the PTL products.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months ended March 31, 2010 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$3,874,987	$1,230,081	$780,791	$801,069	$6,686,928
Costs of revenues	2,050,797	647,305	414,866	481,369	3,594,337
Gross profit	1,824,190	582,776	365,925	319,700	3,092,591
Gross profit %	47.1%	47.4%	46.9%	39.9%	46.2%

Allocated operating expenses:
Selling, general and administrative	2,787,307	274,402	185,956	38,186	3,285,851
Engineering and product development	115,004	95,193	96,063	33,017	339,277

Unallocated operating expenses	-	-	-	-	1,798,022
	2,902,311	369,595	282,019	71,203	5,423,150
Income (loss) from operations	(1,078,121)	213,181	83,906	248,497	(2,330,559)

Interest expense, net	-	-	-	-	(653,843)
Change in fair value of warrant	-	-	-	-	(931,381)

Net (loss) income	$(1,078,121)	$213,181	$83,906	$248,497	$(3,915,783)

Three Months ended March 31, 2009 (unaudited)
	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$4,280,142	$1,420,970	$921,788	$875,442	$7,498,342
Costs of revenues	2,065,509	841,293	261,905	628,893	3,797,600
Gross profit	2,214,633	579,677	659,883	246,549	3,700,742
Gross profit %	51.7%	40.8%	71.6%	28.2%	49.4%

Allocated operating expenses:
Selling, general and administrative	3,529,841	320,700	86,585	66,321	4,003,447
Engineering and product development	56,735	20,606	24,347	100,009	201,697

Unallocated operating expenses	-	-	-	-	2,696,484
	3,586,576	341,306	110,932	166,330	6,901,628
Income (loss) from operations	(1,371,943)	238,371	548,951	80,219	(3,200,886)

Interest expense, net	-	-	-	-	(402,523)
Change in fair value of warrants	-	-	-	-	91,222

Net (loss) income	$(1,371,943)	$238,371	$548,951	$80,219	$(3,512,187)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets:
Total assets for reportable segments	$48,395,783	$49,890,944
Other unallocated assets	3,113,633	3,277,202
Consolidated total	$51,509,416	$53,168,146

For the three months ended March 31, 2010 and 2009 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended March 31, (unaudited)
	2010	2009
Domestic	$5,398,273	$5,313,822
Foreign	1,288,655	2,184,520
	$6,686,928	$7,498,342

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in this Quarter’s Report on Form 10-Q.

Note 15
Significant Alliances/Agreements:

The Company continues in alliance with GlobalMed (Asia) Technologies Co., Inc. as well as with Mount Sinai as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 16
Significant Customer Concentration:

For the quarter ended March 31, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $776,880, or 11.6%, of total revenues for the quarter. At March 31, 2010, the accounts receivable balance from GlobalMed Technologies was $422,835, or 13.3%, of total net accounts receivable. No one customer represented 10% or more of total revenues for the quarter ended March 31, 2009.

Note 17
Subsequent Events:

On May 7, 2010, the Company closed on a public offering of its common shares. The Company sold 534,000 shares of its common stock at an offering price of $6.00 per share. The sale resulted in net proceeds to the Company of approximately $2.0 million. The net proceeds will be used for general working capital purposes and potentially for pay-down of outstanding debt. The underwriters are also entitled to warrants to purchase, in aggregate, 25,000 shares of the Company’s common stock at $7.50 per share.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or this Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

We view our current business as comprised of the following four business segments:

•	Physician Domestic;

•	Physician International;

•	Other Channels; and

•	Surgical Products.

Physician Domestic

In the fourth quarter of 2009, we modified our discrete sales team approach for each of our many product segments and implemented a strategy to develop a single, skin health solutions-based sales force with expertise in our three primary skin health brands, XTRAC, Neova and Omnilux. We believe this solutions-based sales force is a cost-efficient, more productive and scalable organization. The effect of this change is to gain sales and financial leverage out of our current sales force while providing solutions across our complete product suite to our customers.

Rather than selling discrete products, we have shifted the way that we sell our skin health solutions from an individual product focus to educating our customers in the various ways they might utilize multiple products from our varied line to address their patients’ needs. In addition, the new sales approach has created a platform for co-marketing partnership opportunities. For example, on January 11, 2010, we entered into a co-promotion agreement with Galderma Laboratories, L.P., or Galderma, a dermatology sales company, pursuant to which we will promote Galderma’s new photodynamic therapy application (Metvixia, a drug which is activated by Aktilite, an LED device) for the treatment of actinic keratosis, a pre-cancerous skin condition. Co-marketing partnerships, such as our partnership with Galderma, which couple our sales force and products with complementary third-party products, provide us additional opportunities to increase revenue while leveraging our existing infrastructure.

Our XTRAC treatment services is a U.S. based business with revenues generally derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC® excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

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

Our skincare products are aimed at the growing demand for skin health and hair care products, including products to enhance appearance and address the effects of aging on skin and hair. Our skincare products are formulated, branded and targeted at specific markets. Our initial products addressed the dermatology, plastic and cosmetic surgery markets for use after various procedures. Anti-aging skincare products were added to offer a comprehensive approach for a patient’s skincare regimen. In 2009, we introduced DNA topical products, which include DNA Nourishing Lotion and DNA Total Repair which use innovative technology to address the effects of photo-damage. We also introduced Neova® Skin Care Systems, which are kits of Neova products that target specific conditions with complete treatment programs. The programs are Intense Age Defense, Extremely Clear, and Essential Eye Recovery. These kits are designed to make it simpler for physicians to dispense the products and to ensure patient compliance and satisfaction.

Our PTL products are non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. Our PTL segment has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, this technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates no heat, a patient feels no pain or discomfort which results in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today.

Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures. We have incorporated our PTL technology offering into professional products comprising the Omnilux™ systems for the medical market.

Physician International

Our international operations and selling approach have been realigned and management believes our international organization has been dramatically enhanced through two initiatives. First, we have entered into an expanded management relationship with The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, with respect to our laser and light-based devices. GlobalMed is an international distribution and management company focused on creating increased market opportunity through the engagement and management of local in-country distributors and providing assistance in expediting regulatory approvals. Historically, GlobalMed managed our distribution relationships in the Pacific Rim for the XTRAC and VTRAC product lines, which represented a majority of our total international device sales. As a result of their success in managing our Pacific Rim distribution relationships, we have now expanded their responsibilities to include all of our laser and light based devices in substantially all markets outside of the U.S. Second, we have begun to undertake significant efforts to expand the international reach of our skincare business in both the physician and consumer channels by reformulating our current products to meet local standards and registering these products in major international markets. These are the first steps in the implementation of our international skincare expansion strategy.

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

In addition, we also derive revenues by selling our skincare and PTL products to distributors in international markets.

Other Channels

We are focused on expanding our sales to non-physician related channels, including the indoor tanning and spa markets and the in-store, on-line and television retail channels. We are accessing the indoor tanning and spa markets either through direct relationships with multiple-location market participants or indirectly through industry leading distributors. To further expand our retail channels, we have entered into an engagement with GlobalBeauty Group, or GlobalBeauty, to assist in the development of new sales channels in the direct to consumer skincare market, including the in-store, on-line and television retail channels. GlobalBeauty connects product-focused companies with emerging retail channels in order to expand domestic and international market opportunities.

In the other channels segment, we derive revenues by selling our skincare and haircare products through non-physician channels. In addition, through our PTL products we derive revenues from the sale of the Lumiere® systems in the non-medical professional market and our hand-held consumer devices on-line and television retail channels.

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

Sales and Marketing

As of March 31, 2010, our sales and marketing personnel consisted of 58 full-time positions. Of the 58 sales personnel, they are directed to sales as follows: 53 in Physician Domestic three in Physician International and two in Other Channels.

(d) Reverse Stock Split

On February 3, 2010, we completed a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-6, whereby, once effective, every six shares of our common stock was exchanged for one share of our common stock. Our common stock began trading on Nasdaq on a reverse stock split-adjusted basis at the market opening on February 4, 2010. As of March 31, 2010 we had 2,238,637 shares of common stock outstanding on a post-split basis, taking into account the rounding up of fractional shares.

(e) Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	Three Months Ended March 31, (unaudited)
	2010	2009
Physician Domestic Revenues	$3,874,987	$4,280,142
Physician International Revenues	1,230,081	1,420,970
Other Channels Revenues	780,791	921,788
Total Dermatology Revenues	5,885,859	6,622,900

Surgical Products	801,069	875,442

Total Revenues	$6,686,928	$7,498,342

Physician Domestic Segment

The following table illustrates the key changes in the Physician Domestic segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2010	2009
XTRAC treatments	$2,221,897	$2,037,004
XTRAC laser sales	128,200	638,305
Skincare products	1,244,373	1,416,154
PTL products	240,650	188,679
Metvixia	39,867	-

Total Physician Domestic Revenues	$3,874,987	$4,280,142

XTRAC Treatments

Recognized treatment revenue for the three months ended March 31, 2010 and 2009 for domestic XTRAC procedures was $2,221,897 and $2,037,004, respectively, reflecting billed procedures of 37,041 and 35,744, respectively. In addition, 1,391 and 1,805 procedures were performed in the three months ended March 31, 2010 and 2009, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the period ended March 31, 2010 compared to the comparable period in 2009 was largely related to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physicians have been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2010 and 2009, we deferred net revenues of $148,181 (2,316 procedures) and $321,033 (4,866 procedures), respectively.

The following table sets forth the above analysis for our XTRAC treatments for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2009	2008
Recognized treatment revenue	$2,221,897	$2,037,004
Change in deferred treatment revenue	148,181	321,033
Net billed revenue	$2,370,078	$2,358,037
Procedure volume total	38,432	37,549
Less: Non-billed procedures	1,391	1,805
Net billed procedures	37,041	35,744
Avg. price of treatments billed	$63.99	$65.97
Change in procedures with deferred treatment revenue, net	2,316	4,866

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

XTRAC laser sales

For the three months ended March 31, 2010 and 2009, domestic XTRAC laser sales were $128,200 and $638,305, respectively. There were 4 and 14 lasers sold during these periods, respectively. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model.

Skincare products

For the three months ended March 31, 2010 revenues were $1,244,373 compared to $1,416,154 in the three months ended March 31, 2009. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. Our skincare products are more susceptible to the macro economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

PTL products

For the three months ended March 31, 2010, PTL product revenues were $240,650. These revenues are generated from the sale of LED devices. There were 18 LED units sold during the three months ended March 31, 2010. Not included in these revenues were 15 LED units on backorder as of March 31, 2010 due to a delay in the vendor’s production of these systems. From the date of acquisition of Photo Therapeutics on February 27, 2009 thru March 31, 2009, revenues from the PTL products were $188,679 representing 4 LED units.

Metvixia

For the three months ended March 31, 2010, Metvixia revenues were $39,867. There were no corresponding revenues for the three months ended March 31, 2009 as the co-promotion agreement with Galderma began in January 2010. The revenues are based on our percentage share of the gross sales produced through our sales efforts.

Physician International Segment

The following table illustrates the key changes in the Physician International segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2010	2009
International dermatology equipment	$632,005	$999,084
Skincare products	361,571	271,684
PTL products	236,505	150,202

Total Physician International Revenues	$1,230,081	$1,420,970

International Dermatology Equipment

International sales of our XTRAC and VTRAC laser systems and related parts were $632,005 for the three months ended March 31, 2010 compared to $999,084 for the three months ended March 31, 2009. We sold 16 and 15 systems in the three-month periods ended March 31, 2010 and 2009, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRACs sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold 10 used lasers in the three months ended March 31, 2010, at an average price of $21,000. We sold no such lasers in the three months ended March 31, 2009; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three months ended March 31, 2010, we sold 2 VTRAC systems, at an average price of $27,500. In the three months ended March 31, 2009, we sold no VTRAC systems. Additionally, we have a backorder of 17 VTRAC systems as of March 31, 2010 due to delays in the production process.

The following table illustrates the key changes in our International Dermatology Equipment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2010	2009
Revenues	$632,005	$999,084
Less: part sales	(188,005)	(229,184)
Laser/lamp revenues	444,000	769,900
Laser/lamp systems sold	16	15
Average revenue per laser/lamp	$27,750	$51,327

Skincare products

For the three months ended March 31, 2010 revenues were $361,571 compared to $271,684 in the three months ended March 31, 2009. These revenues are generated from the sale of various skin, hair care and wound products to distributors in international markets. The increase was due to increased volume with existing distributors.

PTL products

For the three months ended March 31, 2010, PTL product revenues were $236,505. These revenues are generated from the sale of LED devices. There were 18 LED units sold during the three months ended March 31, 2010. Not included in these revenues were 6 LED units on backorder as of March 31, 2010 due to a delay in the vendor’s production of these systems. From the date of acquisition of Photo Therapeutics on February 27, 2009 thru March 31, 2009, revenues from the PTL products were $150,202 representing 8 LED units.

Other Channels Segment

The following table illustrates the key changes in the Other Channels segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2010	2009
Skincare products	$481,962	$514,621
PTL products	298,829	407,167

Total Other Channels Revenues	$780,791	$921,788

Skincare products

For the three months ended March 31, 2010 revenues from our Skincare products were $481,962 compared to $514,621 in the three months ended March 31, 2009. These revenues are generated from the sale of various skin, hair care and wound and from the sale of copper peptide compound in non-physician related channels. Included in the skincare product revenues for the three months ended March 31, 2009 were $79,920 from bulk compound sales. There were no such sales in the three months ended March 31, 2010.

PTL products

For the three months ended March 31, 2010 and 2009, PTL product revenues were $298,829 and $407,167, respectively. PTL revenues are generated from the sale of LED devices in the spa and indoor tanning markets and milestone payments on a licensing agreement targeting the mass consumer acne market. Included in the three months ended March 31, 2009, there was a milestone payment of $213,105. There was no such corresponding revenue in the three months ended March 31, 2010.

We are actively seeking distribution channels to reach the home-use consumer market with our New-U™ hand-held LED device. Licensing revenues are from a license of the Clear-U, which the licensee intends to use as a platform to attempt to address the mass consumer acne market. We expect that the platform product may be released in 2011.

Surgical Products Segment

Surgical Products segment revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems generate subsequent recurring sales of fibers and disposables.

For the three months ended March 31, 2010, surgical products revenues were $801,069 compared to $875,442 in the three months ended March 31, 2009. The decrease in the three-month periods was mainly due to the decrease in fiber and other disposables sales by 32% between the comparable three-month periods ended March 31, 2010 and 2009. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended March 31, 2010 and 2009 were sales of 9 and 1 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus the increase in the number of diodes sold decreased the average price per laser. We are phasing out our holmium and CO2 laser systems.

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2010	2009
Revenues	$801,069	$875,442
Laser systems sold	10	2
Laser system revenues	$241,695	$63,646
Average revenue per laser	$24,170	$31,823

Cost of Revenues

Our costs of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in our Physicians Domestic segment (with XTRAC treatments included in the services side of the segment), International Dermatology Equipment segment, Other Channels (with royalties and licensing fees included in the services side of the segment), and our Surgical Products segment (with laser maintenance fees included in the services side of this segment). Within services cost of revenues are the costs associated with our XTRAC treatment revenues, as well as costs associated with royalties and licensing fees and maintenance revenue.

Product cost of revenues for the three months ended March 31, 2010 was $2,199,610, compared to $2,459,348 in the comparable period in 2009. The $259,738 decrease is due to the decreases in laser sales for XTRAC lasers in both domestic and international segments for $320,230 and due to the overall decrease in revenues. These decreases were offset in part by under-absorption of overhead in both our California and Pennsylvania facilities for approximately $270,000.

Service cost of revenues was $1,394,727 in the three months ended March 31, 2010 compared to $1,338,252 in the comparable period in 2009 representing an increase of $56,475. The increase is directly related to the increase in Physicians Domestic segment costs of $53,294 related to our XTRAC treatments.

Certain allocable XTRAC manufacturing overhead costs are charged against the XTRAC service revenues. Our manufacturing facility in Carlsbad, California is used exclusively for the production of the XTRAC lasers. The unabsorbed costs are allocated to the physician domestic and the physician international segments based on actual production of lasers for each segment. Included in these allocated manufacturing costs are plant inefficiencies for unabsorbed labor and direct plant costs.

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2010	2009
Product:
Physician Domestic	$689,762	$757,768
Physician International	647,305	841,293
Other Channels	414,866	261,905
Surgical products	447,677	598,382
Total Product costs	$2,199,610	$2,459,348

Services:
Physician Domestic	$1,361,035	$1,307,741
Surgical products	33,692	30,511
Total Services costs	$1,394,727	$1,338,252

Total Costs of Revenues	$3,594,337	$3,797,600

Gross Profit Analysis

Gross profit decreased to $3,092,591 during the three months ended March 31, 2010 from $3,700,742 during the same period in 2009. As a percent of revenues, gross margin decreased to 46.2% for the three months ended March 31, 2010 from 49.4% for the same period in 2009.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended March 31, (unaudited)
	2010	2009
Revenues	$6,686,928	$7,498,342
Percent decrease	(10.8%)
Cost of revenues	3,594,337	3,797,600
Percent decrease	(5.4%)
Gross profit	$3,092,591	$3,700,742
Gross margin percentage	46.2%	49.4%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended March 31, 2010, compared to the same period in 2009 were as follows:

•
Since Photo Therapeutics was acquired on February 27, 2009, costs covering the period ended March 31, 2010 include three months of activity, while costs covering the period ended March 31, 2009 only include one month.

•
Revenues for the three months ended March 31, 2009 included a milestone payment to us from a licensee of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. The licensee intends to use the device and its technology as a platform to attempt to address the mass consumer acne market. There were no costs associated with this revenue stream.

•
We sold approximately $510,000 less in domestic XTRAC lasers in the three months ended March 31, 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements. The cost of sales associated with these sales decreased $128,800 between the comparable three month periods. The margin on these capital equipment sales was 77% in the three months ended March 31, 2010 compared to 64% in the comparable period in 2009.

•
There were increases in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $220,000. Additionally there were under-absorbed overhead costs related to the surgical products segment of $45,000. These under-absorptions were due to delays in production during the three months ended March 31, 2010.

•
We sold 14 XTRAC laser systems and 2 VTRAC lamp-based excimer systems during the three months ended March 31, 2010 and 15 XTRAC laser systems and no VTRAC systems in the comparable period in 2009. Included in the 14 XTRAC lasers systems sold were 10 used laser systems, which have a lower average selling price and gross margin percentage, compared to no used laser systems in the three months ended March 31, 2009. Consequently, gross profit increased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•	The revenues for Metvixia products of $39,867 have no associated cost of sales.

The following table analyzes the gross profit for our Physician Domestic segment for the periods presented below:

Physician Domestic Segment	Three Months Ended March 31, (unaudited)
	2010	2009
Revenues	$3,874,987	$4,280,142
Percent decrease	(9.5%)
Cost of revenues	2,050,797	2,065,509
Percent decrease	(.7%)
Gross profit	$1,824,190	$2,214,633
Gross margin percentage	47.1%	51.7%

Gross profit decreased for this segment for the three months ended March 31, 2010 from the comparable period in 2009 by $390,443. In addition to the overall lower revenues between the periods, other key factors for the decreases were as follows:

•
We began offering enhanced services to our XTRAC treatment consignment program customers through a membership program which bundles certain features and benefits offered to our customers. These services include enhanced access to our reimbursement team, marketing assistance, and discounts off our other product lines. Consequently procedure volume increased by 4% from 35,744 to 37,041 billed procedures in the three months ended March 31, 2010 compared to the same period in 2009. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately $510,000 less in domestic XTRAC lasers in the three months ended March 31, 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements. The cost of sales associated with these sales decreased $128,800 between the comparable three month periods. The margin on these capital equipment sales was 77% in the three months ended March 31, 2010 compared to 64% in the comparable period in 2009.

•	The revenues for Metvixia products of $39,867 have no associated cost of sales.

•
For the three months ended March 31, 2010, PTL product revenues increased $51,971 over the prior year period, while the cost of sales for these products increased $152,903 for the same comparable periods. This cost of sales was due to the acquisition of Photo Therapeutics occurred on February 27, 2009, so there was only one month’s activity in the comparable prior year period. Due to the acquisition, an additional amortization of $185,000 is allocated to the segments based on each segment’s revenues for PTL products.

•
There was an increase in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $170,000. This increase was due to delays in production during the three months ended March 31, 2010.

The following table analyzes the gross profit for our Physician International segment for the periods presented below:

Physician International Segment	Three Months Ended March 31, (unaudited)
	2010	2009
Revenues	$1,230,081	$1,420,970
Percent decrease	(13.4%)
Cost of revenues	647,305	841,293
Percent decrease	(23.1%)
Gross profit	$582,776	$579,677
Gross margin percentage	47.4%	40.8%

Gross profit for the three months ended March 31, 2010 increased by $3,099 from the comparable period in 2009. The key factors for the increase were as follows:

•
We sold 14 XTRAC laser systems and 2 VTRAC lamp-based excimer systems during the three months ended March 31, 2010 and 15 XTRAC laser systems and no VTRAC systems in the comparable period in 2009. Included in the 14 XTRAC lasers systems sold were 10 used laser systems, which have a lower average selling price and gross margin percentage, compared to no used laser systems in the three months ended March 31, 2009. Consequently, gross profit increased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•	International part sales, which have a higher margin percentage than system sales, decreased $36,000 for the three months ended March 31, 2010 as compared to the same period in 2009.

•
Gross profit for the three months ended March 31 2010 was negatively impacted by increases in certain allocable XTRAC manufacturing overhead costs that are charged against the international dermatology equipment segment. These increased costs, which approximately $50,000, related to an under-absorption of manufacturing costs due to delays in production.

•
For the three months ended March 31, 2010, PTL product revenues increased $86,303 over the prior year period, while the cost of sales for these products increased $139,982 for the same comparable periods. This cost of sales was due to the acquisition of Photo Therapeutics occurred on February 27, 2009, so there was only one month’s activity in the comparable prior year period. Due to the acquisition there is additional amortization of $185,000 that is allocated to the segments based on each segment’s revenues for PTL products.

The following table analyzes the gross profit for our Other Channels segment for the periods presented below:

Other Channels Segment	Three Months Ended March 31, (unaudited)
	2010	2009
Revenues	$780,791	$921,788
Percent decrease	(15.3%)

Cost of revenues	414,866	261,905
Percent increase	58.4%
Gross profit	$365,925	$659,883
Gross margin percentage	46.9%	71.6%

Gross profit decreased for the three months ended March 31, 2010 by $293,958 from the comparable period in 2009. The key factors for the changes in this business segment were as follows:

•
Revenues for the three months ended March 31, 2009 included a milestone payment of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. The licensee intends to use the device and its technology as a platform to attempt to address the mass consumer acne market. There are no costs associated with this revenue stream.

•
The cost of sales for the PTL business increased mainly due to the fact that it was acquired on February 27, 2009, and consequently the comparable prior year period reflects only one month of activity. In addition, due to the acquisition there is additional amortization of $185,000 that is allocated to the segments based on each segment’s revenues for PTL products.

•
Copper peptide bulk compound is sold at a substantially lower gross margin than our other skin are products. There were revenues of $79,920 for the three months ended March 31, 2009. There were no comparable revenues in the three months ended March 31, 2010.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended March 31, (unaudited)
	2010	2009
Revenues	$801,069	$875,442
Percent decrease	(8.5%)
Cost of revenues	481,369	628,892
Percent decrease	(23.5%)
Gross profit	$319,700	$246,550
Gross margin percentage	39.9%	28.2%

Gross profit for our Surgical Products segment in the three months ended March 31, 2010 increased by $73,150 from the comparable period in 2009. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended March 31, 2010 decreased by $74,373 from the three months ended March 31, 2009. There were 8 additional laser systems sold in the three months ended March 31, 2010 than in the comparable period of 2009. However, the lasers sold in the 2010 period were sold at lower prices than those sold in the comparable period in 2009. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the three months ended March 31, 2010 and 2009 were sales of diode lasers of $190,000, representing 9 systems, and $24,000, representing 1 system respectively, which have substantially lower list sales prices than our other types of surgical lasers.

•
Beginning in 2010, the various allocable manufacturing costs of the Pennsylvania facility are allocated to surgical products, skincare and PTL products. In prior years, these costs were allocated to surgical products only. During 2009 we relocated our skincare and PTL facilities into our Pennsylvania facility and are now able to spread these fixed costs over many product lines.

•
Gross profit for the three months ended March 31, 2010 for surgical products was negatively impacted by approximately $45,000 due to delays in laser production that caused an under-absorption of fixed overhead costs.

•	Additionally, there was a decrease in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 32%

between the comparable three-month periods ended March 31, 2010 and 2009.

Selling, General and Administrative Expenses

For the three months ended March 31, 2010, selling, general and administrative expenses decreased to $5,083,873 from $6,699,930 for the three months ended March 31, 2009 for the following reasons:

•
The majority of the decrease related to a $539,000 in salaries, benefits and travel expenses associated with a decrease in the sales and marketing force and decreased revenues which generated lower commission expenses.

•
In the three months ended March 31, 2009, we expensed $432,000 of legal and transaction costs under ASC Topic 718 incurred in connection with the acquisition of Photo Therapeutics. There was no such corresponding expense in the three months ended March 31, 2010.

•
There was a decrease in stock compensation expense of $83,000, mainly due to the termination of an executive officer. Additionally, there was a decrease in general and administrative salary and benefit expenses of approximately $95,000 related to that termination.

•	There was also a decrease in marketing expense of $168,000 which resulted from improved control over marketing efforts.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2010 increased to $339,277 from $201,697 for the three months ended March 31, 2009. The increase is directly related to engineering and product development expenses related to the PTL products. PTL was acquired on February 27, 2009, and therefore only one month of expense was included in the three months ended March 31, 2009 compared to a full three months in 2010.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2010 increased to $653,843from $402,523 for the three months ended March 31, 2009. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Three Months Ended March 31, (unaudited)
	2010	2009	Change

Interest expense	$654,002	$407,038	$246,964
Interest income	(159)	(4,515)	4,356
Net interest expense	$653,843	$402,523	$251,320

Change in fair value of warrants

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) warrants issued in connection with the financing to acquire PTL were recorded at fair value and recognized as liabilities. In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of these warrants as of March 31, 2010, and recorded $931,388 for the three months ended March 31, 2010 in other expense in recording the liabilities associated with these warrants at their fair value as of March 31, 2010. We measured the fair value of these warrants as of March 31, 2009, and recognized $91,222 for the three months ended March 31, 2009 in other income in recording the liabilities associated with these warrants at their fair value as of March 31, 2009.

Net Loss

The factors described above resulted in a net loss of $3,915,783 during the three months ended March 31, 2010, as compared to a net loss of $3,512,187 during the three months ended March 31, 2009, an increase of 11.5%.

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense between the periods:

	For the three months ended March 31, (unaudited)
	2010	2009		Change

Net loss	$3,915,783		$3,512,187		$403,596

Components included in net loss:
Depreciation and amortization	$(1,157,999)	$	(995,220)	$	(162,779)
Stock-based compensation	(209,637)		(292,674)		83,037
Interest expense, net	(653,843)		(402,523)		(251,320)
Change in fair value of warrants	(931,381)		91,222		(1,022,603)
	$(2,952,860)		$(1,599,195)		$(1,353,665)

(f) Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At March 31, 2010, our current ratio was 1.25 compared to 1.20 at December 31, 2009. As of March 31, 2010 we had $2,421,765 of working capital compared to $2,214,505 as of December 31, 2009. Cash and cash equivalents were $2,102,231 as of March 31, 2010, as compared to $2,194,788 as of December 31, 2009. We had $78,000 of cash that was classified as restricted as of March 31, 2010 and December 31, 2009

Based on our resources available at March 31, 2010, including the public offering of our securities described below, the substantial reduction in the use of cash in the last nine months and the continuation of our restructuring efforts, we believes that we can fund our operations through and beyond the second quarter of 2011. However, given the uncertainty in the general economic conditions and its impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern through and beyond the second quarter of 2011.

Starting in August 2009, we began to restructure our operations and redirect our efforts in a manner that management believes will result in improved results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize our operational costs and capital expenditures. In addition, we are developing strategies to increase ongoing revenue streams

On October 22, 2009, we closed a private placement of our common shares with several accredited investors, which yielded gross proceeds of approximately $2.7 million and which improved the available cash. On November 10, 2009, we issued to an affiliate of one of the accredited investors participating in the October 22, 2009 private placement an additional 230,000 shares at a price of $0.65 per share, which yielded additional gross proceeds of $149,500 in the placement. Although this financing, together with our other resources and arrangements with creditors, satisfied its immediate liquidity constraints at such time, we continued to explore additional opportunities to secure capital which might be used to continue to develop new business opportunities and be used to fund operations, if necessary.

On March 19, 2010, the Company entered into Term Loan and Security Agreement with Clutterbuck Funds. We received net proceeds of $2,373,000 in the transaction. The secured term note has a principal amount of $2.5 million (the “Term Note”), which accrues interest at a rate of 12% per annum. The Term Note requires us to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The Term Note is secured by XTRAC lasers that we have consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to the outstanding term notes with such lenders. In connection with the issuance of the Term Note to Clutterbuck Funds, we issued Clutterbuck Funds a warrant to purchase 102,180 shares of our common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if we makes certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

In order to consummate the bridge financing, it was necessary to secure the consent of the holder of Convertible Notes. As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Holder’s consent, we agreed to the following modifications to the Convertible Notes:

•
We have combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, and may not be paid in convertible PIK notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note;

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

On May 7, 2010, we closed on a public offering of our common shares. We sold 534,000 shares of our common stock at an offering price of $6.00 per share. The sale resulted in net proceeds to us of approximately $2.0 million. The net proceeds will be used for general working capital purposes and potentially for pay-down of outstanding debt. The underwriters are also entitled to warrants to purchase, in aggregate, 25,000 shares of our common stock at $7.50 per share.

Net cash and cash equivalents used in operating activities was $273,179 for the three months ended March 31, 2010 compared to cash provided of $2,638,755 for the three months ended March 31, 2009. The decrease was mostly due to the decreases in accounts receivables and in inventories.

Net cash and cash equivalents used in investing activities was $807,997 for the three months ended March 31, 2010 compared to $13,497,222 for the three months ended March 31, 2009. This was primarily due to the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents provided by financing activities was $1,013,681 for the three months ended March 31, 2010 compared to $16,630,980 for the three months ended March 31, 2009. In the three months ended

March 31, 2010, we received $2,500,000 in proceeds from debt financing, which was partially offset by repayment of $946,652 on the line of credit, $106,452 for certain notes payable and $433,215 in registration costs. In the three months ended March 31, 2009 we received $18 million in proceeds in the convertible debt financing which was partially offset by repayment of $1,326,314 on the line of credit and $7,082 for certain notes payable.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three months ended March 31, 2010, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2009 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2010, we have no significant off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

We have certain derivative financial instruments related to certain of our outstanding warrants. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $10.31 on March 31, 2010 should increase or decrease by $1.50.

The following table shows the effect of changes in the price of our common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of March 31, 2010.

		Pro-forma Information
	As Reported March 31, 2010	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$10.31	$8.81	$11.81

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$1,672,906	$1,374,298	$1,978,634

Change in fair value of derivative financial instruments	$-	$(298,608)	$305,728

Condensed Consolidated Statement of Operations:
Increase in fair value of derivative financial instruments	$931,381	$632,773	$1,237,109

Net loss attributable to common stockholders	$(3,915,782)	$(3,617,174)	$(4,221,510)

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiary. The subsidiary’s main operating currency is pounds sterling. At the end of each reporting period, expenses of the subsidiary are converted into US dollars using the average currency rate in effect for the period and assets and liabilities are converted into US dollars using the exchange rate in effect at the end of the period.

Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report are effective such that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2009 for descriptions of our legal proceedings.

Ra Medical

Since January 2004, we have been involved in a dispute with Ra Medical Systems, Inc. and Dean Irwin, one of our former employees, arising out of a claim of misappropriation of certain of our proprietary information. We refer to Ra Medical Systems, Inc. and Dean Irwin, collectively, in this prospectus as Ra Medical. In November 2004, Ra Medical brought a malicious prosecution action against us, which was subsequently settled in May 2007. In June 2006, Ra Medical brought an action against us for unfair competition. In that action, we brought counterclaims under Federal and State law addressing such issues as misappropriation, unfair competition and unfair advertising. In October 2008, Ra Medical brought a second malicious prosecution action against us and our outside counsel, alleging that the action we brought in January 2004 against Ra Medical was initiated and maintained with malice. Oral arguments were heard on certain of these matters in June 2009 and decisions from the appellate court were delivered in April 2010.

In the action brought by Ra Medical in June 2006, all of our counterclaims against Ra Medical which the trial court had dismissed have been reinstated and remanded by the federal appellate court to the trial court. We will be permitted to proceed with that action on all claims except the alleged misrepresentation that Ra Medical had U.S. Food and Drug Administration (“FDA”) clearance to market its laser. In the action we brought against Ra Medical in January 2004, the federal appellate court ruled in our favor on two counts, and has reversed the summary judgments on those counts and remanded them back to the trial court. On the third count where we alleged that Ra Medical had misrepresented that it had a clearance from the FDA, the appellate court affirmed the summary judgment of the trial court, holding that it was the sole province of the FDA to determine whether Ra Medical had had a clearance and finding, from the evidence presented to it, that the FDA had not made a clear, unambiguous statement that Ra Medical had lacked a necessary clearance. We are evaluating our next course of action in the federal and state proceedings, which may include seeking to have the pending malicious prosecution action dismissed.

St. Paul Fire and Marine Insurance Company

We have notified St. Paul Fire and Marine Insurance Company, or St. Paul, our general liability and umbrella liability insurer, of the second malicious prosecution suit brought by Ra Medical. St. Paul has claimed that it has no duty to defend us or indemnify us, asserting, among other things, that it had been released from such duties in the settlement of the previous malicious prosecution action brought by Ra Medical. Notwithstanding these claims, in March 2009, St. Paul informed us that they will pay for the cost of defense subject to a full reservation of rights.

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

ITEM 4. Removed and Reserved

ITEM 5. Other Information

The following matters were approved by our stockholders at our special meeting on February 3, 2010.  The matters were:

•
An amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 21,428,571 shares to 35,000,000, with 11,194,723 votes for, 194,218 votes against and 8,180 votes abstaining.

•
An amendment to our Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio between 1-for-6 and to authorize the Company’s Board of Directors to implement the reverse stock split at any time prior to the 2010 annual meeting of stockholders by filing an amendment to our Restated Certificate of Incorporation, as amended, with 11,011,616 votes for 380,938 votes against and 4,567 votes abstaining.

Following our special meeting, on February 3, 2010, we filed an amendment to our Certificate of Incorporation to effect the reverse stock split and the increase in the number of authorized shares of common stock.

ITEM 6.  Exhibits

3.4	Certificate of Amendment of Restated Certificate of Incorporation of PhotoMedex, Inc, filed on February 3, 2010 (2)
4.9	Amendment No. 2 to Securities Purchase Agreement, dated March 19, 2010 between PhotoMedex, Inc. and Perseus Partners VII, L.P.(3)
4.10	Amended and Restated Convertible Promissory Note #1, dated March 19, 2010 between PhotoMedex, Inc. and Perseus Partners VII, L.P. (3)
4.11	Amended and Restated Convertible Promissory Note #2, dated March 19, 2010 between PhotoMedex, Inc. and Perseus Partners VII, L.P. (3)
4.12	Amended and Restated Pledge and Security Agreement, dated March 19, 2010 between PhotoMedex, Inc. and Perseus Partners VII, L.P. (3)
4.13	Term Loan and Security Agreement, dated as of March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds LLC(3)
4.14	Term Note, dated March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC(3)
4.15	Warrant, dated March 19, 2010 issued to Clutterbuck Funds LLC(3)
10.43	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc. and Galderma Laboratories, L.P.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as part of our Current Report on Form 8-K on January 11, 2010

(2)	Filed as part of our Current Report on Form 8-K on February 3, 2010.

(3)	Filed as part of our Current Report on Form 8-K on March 23, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date May 17, 2010	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Executive Officer

Date May 17, 2010	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer