Form 10-Q
period 2010-06-30
PHOTOMEDEX INC
filed 2010-08-16
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of August 16, 2010 was 2,772,637 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 3,666,640	$2,116,788
Restricted cash	39,000	78,000
Accounts receivable, net of allowance for doubtful accounts of $538,000 and $400,000, respectively	3,150,207	3,998,785
Inventories, net	6,638,953	7,002,850
Prepaid expenses and other current assets	733,512	345,673
Total current assets	14,228,312	13,542,096

Property and equipment, net	8,722,081	9,293,482
Patents and licensed technologies, net	7,280,151	7,751,662
Goodwill	19,569,200	19,472,686
Other intangible assets, net	1,818,354	2,020,625
Other assets	1,019,393	1,087,595
Total assets	$ 52,637,491	$53,168,146

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$ 344,694	$ 129,696
Current portion of long-term debt	2,002,556	3,179,469
Accounts payable	3,809,746	4,171,707
Accrued compensation and related expenses	875,577	1,133,346
Accrued interest payable	583,628	499,200
Other accrued liabilities	1,607,807	1,601,414
Deferred revenues	640,040	612,757
Total current liabilities	9,864,048	11,327,589
Long-term liabilities:
Notes payable	30,391	46,477
Long-term debt	2,062,461	760,783
Convertible debt	18,332,881	17,369,943
Warrants related to convertible debt	839,481	741,525
Total liabilities	31,129,262	30,246,317

Stockholders’ equity:
Common stock, $.01 par value, 35,000,000 shares authorized; 2,772,637 and 2,238,153 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	27,726	22,382
Additional paid-in capital	142,231,194	138,639,143
Accumulated deficit	(120,917,146)	(115,840,931)
Accumulated other comprehensive income	166,455	101,235
Total stockholders’ equity	21,508,229	22,921,829
Total liabilities and stockholders’ equity	$ 52,637,491	$53,168,146

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2010	2009

Revenues:
Product sales	$ 5,465,897	$ 5,665,810
Services	2,545,140	2,647,499
	8,011,037	8,313,309

Cost of revenues:
Product cost of revenues	2,597,821	2,656,350
Services cost of revenues	1,487,448	1,249,767
	4,085,269	3,906,117

Gross profit	3,925,768	4,407,192

Operating expenses:
Selling and marketing	2,888,362	3,641,187
General and administrative	1,866,451	3,289,898
Engineering and product development	279,811	336,710
	5,034,624	7,267,795

Loss from operations	(1,108,856)	(2,860,603)

Other income (loss):
Interest expense, net	(885,001)	(681,323)
Change in fair value of warrants	833,425	832,494

Net loss	($ 1,160,432)	($ 2,709,432)

Basic and diluted net loss per share	($0.45)	($1.80)

Shares used in computing basic and diluted net loss per share	2,555,516	1,501,632

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Revenues:
Product sales	$ 9,919,587	$ 10,863,660
Services	4,778,378	4,947,992
	14,697,965	15,811,652

Cost of revenues:
Product cost of revenues	4,797,431	5,115,698
Services cost of revenues	2,882,175	2,588,019
	7,679,606	7,703,717

Gross profit	7,018,359	8,107,935

Operating expenses:
Selling and marketing	6,020,296	7,541,938
General and administrative	3,818,390	6,089,079
Engineering and product development	619,088	538,407
	10,457,774	14,169,424

Loss from operations	(3,439,415)	(6,061,489)

Other income (loss):
Interest expense, net	(1,538,844)	(1,083,846)
Change in fair value of warrants	(97,956)	923,716

Net loss	($ 5,076,215)	($ 6,221,619)

Basic and diluted net loss per share	($2.12)	($4.14)

Shares used in computing basic and diluted net loss per share	2,397,620	1,501,236

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, JANUARY 1, 2010	2,238,157	$22,382	$138,639,143	($115,840,931)	$101,235	$22,921,829
Round up for fractional shares due to the reverse stock split	480	4	(4)	-	-	-
Issuance of warrants related to debt financing	-	-	769,754	-	-	769,754
Stock options issued to consultants for services	-	-	83,284	-	-	83,284
Stock-based compensation related to restricted stock	-	-	108,163	-	-	108,163
Change in cumulative translation adjustments	-	-	-	-	65,220	65,220
Stock-based compensation expense related to employee options	-	-	185,069	-	-	185,069
Issuance of common stock in connection with a public offering	534,000	5,340	3,198,660	-	-	3,204,000
Registration costs in connection with a public offering	-	-	(752,875)	-	-	(752,875)
Net loss for the six months ended June 30, 2010	-	-	-	(5,076,215)	-	(5,076,215)
BALANCE, JUNE 30, 2010	2,772,637	$27,726	$142,231,194	($120,917,146)	$166,455	$21,508,229

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	($ 5,076,215)	($ 6,221,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,258,494	2,187,467
Stock options issued to consultants for services	83,284	30,905
Stock-based compensation expense related to employee options and restricted stock	293,232	1,069,487
Provision for bad debts	53,205	26,843
Change in estimated fair value of warrant liability	97,956	(923,716)
Changes in operating assets and liabilities:
Accounts receivable	795,373	1,152,276
Inventories	425,575	16,119
Prepaid expenses and other assets	344,172	(143,554)
Accounts payable	(361,963)	(566,522)
Accrued compensation and related expenses	(257,769)	637,058
Other accrued liabilities	6,395	1,674
Interest accrued on convertible debt	911,104	480,000
Deferred revenues	27,283	(234,575)
Net cash used in operating activities	(399,874)	(2,488,157)

Cash Flows From Investing Activities:
Purchases of property and equipment	(79,848)	(61,511)
Lasers placed into service	(926,749)	(1,839,400)
Acquisition costs, net of cash received	(96,514)	(12,578,022)
Net cash used in investing activities	(1,103,111)	(14,478,933)

Cash Flows From Financing Activities:
Registration costs	(752,875)	(83,313)
Payments on notes payable	(205,707)	(109,695)
Issuance of restricted stock	-	280
Proceeds from issuance of common stock	3,204,000	-
Proceeds from term debt	2,500,000	-
Repayments on line of credit	(1,797,114)	(2,553,674)
Proceeds from convertible debt	-	18,000,000
Cash released from restriction	39,000	-
Net cash provided by financing activities	2,987,304	15,253,598
Effect of exchange rate changes on cash	65,533	111,452
Net increase (decrease) in cash and cash equivalents	1,549,852	(1,602,040)

Cash and cash equivalents, beginning of period	2,116,788	3,658,607

Cash and cash equivalents, end of period	$ 3,666,640	$ 2,056,567

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Skin Health Solutions™ company that provides integrated disease management and aesthetic solutions through complementary laser and light-based devices, science-based aesthetic products and pharmaceuticals. Through its historical relationships with dermatologists and plastic surgeons, the Company provides products and services that address skin diseases and skin conditions. These diseases and conditions include psoriasis, vitiligo, acne, sun damage and actinic keratosis (a precursor to certain types of skin cancer). The Company’s experience in addressing these diseases and conditions in the physician market has allowed it to expand its products and services to provide skin health solutions to the indoor tanning and spa markets and the in-store, on-line and television retail consumer markets for home use.

The Company’s current strategic focus is built upon four key components – establishment of a single sales force focused on superior skin health expertise, expanded international capabilities, the development of alternate channels for its varied product lines and a renewed commitment to innovation of its technologies.

Based upon the Company’s new strategic focus, beginning in 2010, management has updated the segments that it currently operates. There are now four distinct business units, or segments (as described in Note 14): three in Dermatology, – Physician Domestic, Physician International, and Other Channels; and one in Surgical, – Surgical Products (SLT®). The segments are distinguished by the Company’s management structure and the markets served or types of customers.

The Physician Domestic segment generates revenues by selling XTRAC treatments and lasers, skincare and LED products and Metvixia®, a Galderma drug, which the Company’s sales representatives promote and sell to domestic physicians. The Physician International segment generates revenues by selling dermatology equipment, skincare and LED products to international physicians through distributors. The Other Channels segment generates revenues by selling skincare and LED products to indoor tanning and spa markets and on-line and television retail consumer markets for home use. The Surgical Products segment generates revenues by selling laser and non-laser products including disposables to hospitals and surgery centers both domestically and internationally.

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

Liquidity
As of June 30, 2010, the Company had an accumulated deficit of $120,917,146. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of June 30, 2010 were $3,705,640, including restricted cash of $39,000. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Based on its resources available at June 30, 2010, including the public offering of its securities described below, the substantial reduction in the use of cash in the last year and the continuation of its restructuring efforts, the Company believes that it can fund operations through and beyond the third quarter of 2011. However, given the uncertainty in the general economic conditions and its impact on the Company’s business and industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern through and beyond the third quarter of 2011.

The Company restructured its operations and redirected its efforts in a manner that management expects will continue to improve results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize the Company’s operational costs and capital expenditures. In addition, the Company has developed strategies to increase ongoing revenue streams.

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

On March 19, 2010, the Company entered into a Term Loan and Security Agreement with Clutterbuck Funds LLC (“Clutterbuck Funds”), a registered investment advisor located in Cleveland, Ohio. The Company received net proceeds of $2,373,000 in the transaction. The secured term note has a principal amount of $2.5 million (the “Term Note”), which accrues interest at a rate of 12% per annum. The Term Note requires the Company to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that the Company has consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC (collectively, “CIT”) pursuant to the outstanding term notes with such lenders. In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of its equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

In order to consummate the bridge financing, it was necessary to secure the consent of the holder of the Company’s Convertible Notes (the “Investor”). As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Investor’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. This note remains subject to the same down-round anti-dilution adjustment to the conversion price which was in the unmodified notes. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, and may not be paid in convertible PIK notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note;

•
The smaller note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.26 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes;

•
The collateral securing the Convertible Notes was expanded by adding a first-priority lien against all of the Company’s assets other than the assets pledged with first-priority liens to CIT and to Clutterbuck Funds. When assets are released from the lien of CIT, such assets will become subject to the first-priority lien of Clutterbuck Funds and a second-priority lien of the Investor. Finally, when assets are released from the lien of Clutterbuck Funds, such assets will become subject to the first-priority lien of the Investor; and

•	Three of the Company’s subsidiaries (ProCyte Corporation, Photo Therapeutics, Inc. and SLT Technology, Inc.) have guaranteed the Company’s obligations under the modified Convertible Notes.

On May 7, 2010, the Company closed on a public offering of its common shares. The Company sold 534,000 shares of its common stock at an offering price of $6.00 per share. The sale resulted in net proceeds to the Company of approximately $2.4 million. The net proceeds will be used for general working capital purposes and potentially for pay-down of outstanding debt. The underwriters are also entitled to warrants to purchase, in aggregate, 25,000 shares of the Company’s common stock at $7.50 per share.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Fair Value Measurements
The Company measures fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s recurring fair value measurements at June 30, 2010 and December 31, 2009 are as follows:

	Fair Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$839,481	$ -	$ -	$839,481

	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$741,525	$ -	$ -	$741,525

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

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the reporting period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and six months ended June 30, 2010 and 2009, the Company deferred $405,724 and $648,369 respectively, under this approach.

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

The Company generates revenues from Galderma’s Metvixia and Aktilite® products by sales generated by our sales representatives. The Company recognizes these product revenues on a net basis when the Criteria have been met.

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

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2010, no such impairment exists.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2010, there were no assets to be disposed of.

Patent Costs and Licensed Technologies
Material costs incurred to obtain or defend licensed technologies and certain patents are capitalized and amortized over the shorter of the remaining estimated useful lives or 8 to 12 years. Developed technology was also recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years. Significant patent costs were recorded in connection with the acquisition of Photo Therapeutics in February 2009 and are being amortized on a straight-line basis over ten years. Other licenses, including the Stern and Mount Sinai licenses, are capitalized and amortized over the estimated useful lives of 10 years. (See Note 5, Patent and Licensed Technologies).

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2010, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2010 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Goodwill
Goodwill was recorded in connection with the acquisition of Photo Therapeutics in February 2009, the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Management evaluates the recoverability of such goodwill by testing for impairment, at least annually. The first step of the impairment test requires that the Company assess the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed assessment. The second step in an assessment which involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There has been no impairment of goodwill recorded through June 30, 2010.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2010 is summarized as follows:

Six Months Ended June 30, 2010 (unaudited)
Accrual at beginning of period	$ 773,628
Additions charged to warranty expense	135,446
Expiring warranties	(91,154)
Claims satisfied	(117,978)
Accrual at end of period	$ 699,942

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

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion of the Convertible Notes, or from exercise of warrants related to the Convertible Notes or from other warrants or from the exercise of options into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 678,256 and 960,088 as of June 30, 2010 and 2009, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. Share amounts shown on the consolidated balance sheet as of June 30, 2009 and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations for the six months ended June 30, 2009 have been adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, excluding the rounding up of fractional shares.

Comprehensive Income (Loss)
Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Comprehensive income (loss) is defined as net income and other changes in stockholders’ investment from transactions and events other than with stockholders. Total comprehensive income (loss) is as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Net loss	($1,160,432)	($2,709,432)	($5,076,215)	($6,221,619)
Change in cumulative translation adjustment	90,579	82,655	65,220	108,365
Comprehensive loss	($1,069,853)	($2,626,777)	($5,010,995)	($6,113,254)

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

Supplemental Cash Flow Information
During the six months ended June 30, 2010, the Company paid interest payable on the convertible notes with an issuance of additional convertible debt amounting to $826,676. The Company also issued warrants related to the Term Note held by Clutterbuck Funds which are valued at $769,754, and which offset the carrying value of the Term Note. The Company financed certain insurance policies during the period through notes payable for $401,168.

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

For the six months ended June 30, 2010 and 2009, the Company paid interest in cash of $230,924 and $396,529, respectively. Income taxes paid in the six months ended June 30, 2010 and 2009 were immaterial.

Accounting Standards Update
In October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, "Revenue Recognition - Multiple Element Arrangements." This topic requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

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

The Company paid an aggregate purchase price of $13 million for the Photo Therapeutics acquisition. The fair value of the assets acquired and liabilities assumed were based on management’s estimates and on values derived from an outside independent appraisal. Based on the purchase price allocation, the following table summarizes the determined fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$ 421,978
Accounts receivable	843,007
Inventories	1,883,469
Prepaid expenses and other current assets	187,232
Property and equipment	80,462
Patents and licensed technologies	7,400,000
Other intangible assets	1,500,000
Total assets acquired at fair value	12,316,148

Accounts payable	(936,099)
Accrued compensation and related expenses	(35,906)
Other accrued liabilities	(419,186)
Deferred revenues	(576,349)
Total liabilities assumed	(1,967,540)

Net assets acquired	$10,348,608

The purchase price exceeded the fair value of the net assets acquired by $2,651,392, which was recorded as goodwill. Acquisition costs amounting to $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs amounting to $432,353 and incurred in 2009 were expensed as of February 27, 2009. Acquisition costs accruing after February 27, 2009 were immaterial and expensed. Based on its analyses, the Company determined that no earn-out will be due to Photo Therapeutics Group Ltd., and that no working capital adjustment will be made to the aggregate purchase price of $13 million. The Company has, to date, made no claims for indemnification out of the $1 million set aside in escrow on February 27, 2009.

The accompanying consolidated financial statements do not include any revenues or expenses related to the PTL business on or prior to February 27, 2009, the closing date of the acquisition. The Company’s unaudited pro-forma results for the three and six months ended June 30, 2010 and 2009 are summarized in the following table, assuming the acquisition had occurred on January 1, 2009:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Net revenues	$8,313,309	$16,639,060
Net loss	($2,709,432)	($6,934,782)
Basic and diluted loss per share	($1.80)	($4.62)
Shares used in calculating basic and diluted loss per share	1,501,632	1,501,236

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2009, nor to be indicative of future results of operations.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	June 30, 2010	December 31, 2009
	(unaudited)
Raw materials and work in progress	$ 4,296,593	$4,082,593
Finished goods	2,342,360	2,920,257
Total inventories	$ 6,638,953	$7,002,850

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of June 30, 2010 and December 31, 2009, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,844,055 and $2,388,262, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	June 30, 2010	December 31, 2009
	(unaudited)
Lasers in service	$ 16,112,846	$16,436,529
Computer hardware and software	368,503	368,668
Furniture and fixtures	726,964	683,573
Machinery and equipment	830,415	845,856
Leasehold improvements	339,423	262,395
	18,378,151	18,597,021
Accumulated depreciation and amortization	(9,656,070)	(9,303,539)
Property and equipment, net	$ 8,722,081	$ 9,293,482

Depreciation and related amortization expense was $1,577,433 and $1,558,833 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, net property and equipment included $58,013 and $0, respectively, of assets recorded under capitalized lease arrangements, of which $57,974 and $0 was included in long-term debt at June 30, 2010 and December 31, 2009, respectively (See Note 10).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	June 30, 2010	December 31, 2009
	(unaudited)
Patents, owned and licensed, at gross costs of $8,021,668 and $8,019,351, net of accumulated amortization of $1,421,542 and $1,025,400, respectively.	$6,600,126	$ 6,993,951
Other licensed or developed technologies, at gross costs of $2,337,326 and $2,332,364, net of accumulated amortization of $1,657,301 and $1,574,653, respectively.	680,025	757,711
	$ 7,250,151	$7,751,662

Related amortization expense was $478,790 and $353,633 for the six months ended June 30, 2010 and 2009, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction.

Included in Other Licensed and Developed Technologies, among other things, is $200,000 for the cost of developed technologies acquired from ProCyte.

On March 31, 2006, the Mount Sinai School of Medicine of New York University (“Mount Sinai”) granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at 61,283 and $61,369, net at June 30, 2010 and December 31, 2009, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai had the right to elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in Other Licensed and Developed Technologies.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets, which were acquired from Photo Therapeutics and ProCyte and were recorded at their appraised fair market values at the date of their respective acquisitions:
	June 30, 2010	December 31, 2009
(unaudited)
Customer Relationships, at gross cost of $2,200,000, net of accumulated amortization of $1,766,667 and $1,669,398, respectively.	$ 433,333	$ 530,602
Tradename, at gross cost of $2,100,000, net of accumulated amortization of $714,979 and $609,977, respectively.	1,385,021	1,490,023
	$ 1,818,354	$ 2,020,625

Related amortization expense was $202,271 and $275,000 for the six months ended June 30, 2010 and 2009, respectively. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products (e.g. “Neova”). It also includes the various trademarks associated with Photo Therapeutics products (e.g. “Omnilux” and “Lumiere”).

Note 7
Accrued Compensation and Related Expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	June 30, 2010	December 31, 2009
	(unaudited)
Accrued payroll and related taxes	$ 233,439	$ 260,280
Accrued vacation	256,090	129,026
Accrued commissions and bonus	347,494	341,685
Accrued severance	38,554	402,355
Total accrued compensation and related expense	$ 875,577	$ 1,133,346

The Board of Directors elected to terminate, without cause, the employment of Jeffrey F. O’Donnell, its Chief Executive Officer, effective July 31, 2009. Under Mr. O’Donnell’s Employment Agreement, dated October 30, 2007, he was therefore entitled to: (i) severance equal to his base salary, including FICA taxes, from August 1, 2009 to July 31, 2010, amounting to $379,450; (ii) continuation of health benefits over the same twelve-month period, amounting to $11,579 and (iii) payment to him of an amount equal to the premiums necessary to maintain his life and disability insurance over the same twelve-month period, amounting to $8,818. These amounts were recorded as accrued severance for the year ended December 31, 2009.

In addition, Mr. O’Donnell was also entitled to the immediate vesting of 16,097 options and 15,000 shares of restricted stock that had been awarded to him and that were unvested as of July 31, 2009, amounting to compensation of $588,126. This accelerated vesting was recorded as additional paid-in capital for the year ended December 31, 2009. The options that were so vested expired between March 1, 2010 and July 31, 2010.

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	June 30, 2010	December 31, 2009
	(unaudited)
Accrued professional and consulting fees	$ 459,750	$ 552,990
Accrued warranty	699,942	773,627
Accrued sales return	169,171	-
Accrued sales taxes and other expenses	278,944	274,797
Total other accrued liabilities	$ 1,607,807	$ 1,601,414

CVS pharmacy has informed the Company that it intends to return, and be refunded for, all of its unsold inventory of products that it purchased from PTL in 2008. The revenues from the original sales were included deferred revenues in previous quarters and were not recognized into revenue by the Company.

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	June 30, 2010	December 31, 2009
	(unaudited)
Note payable – unsecured creditor, interest at 3.78%, payable in monthly principal and interest installments of $45,278 through February 2011.	$ 312,997	$ -

Note payable – unsecured creditor, interest at 5.43%, payable in monthly principal and interest installments of $49,803 through February 2010.	-	98,934

Note payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	62,088	77,239

	375,085	176,173
Less: current maturities	(344,694)	(129,696)
Notes payable, net of current maturities	$ 30,391	$ 46,477

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	June 30, 2010	December 31, 2009
	(unaudited)
Term note, net of unamortized debt discount of $656,804	$ 1,843,196	$ -
Total borrowings on term note credit facility, net of unamortized debt discount of $13,035 and $33,744 respectively	2,163,847	3,940,252
Capital lease obligations	57,974	-
Less: current portion	(2,002,556)	(3,179,469)
Total long-term debt	$ 2,062,461	$ 760,783

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

In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of its equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant. As a result of the public offering on May 7, 2010, the number of shares which maybe purchased under the warrant increased to 125,000 shares, and the exercise price of the warrant was reduced, in accordance with the one-time adjustment, to $6.00 per share. The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 18 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and since they are indexed to the Company’s common stock. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are as follows:

March 2010

Number of shares underlying warrants	102,180
Exercise price	$ 7.34
Fair value of warrants	$ 769,754
Volatility	87.68%
Risk-free interest rate	2.48%
Expected dividend yield	0%
Expected warrant life	5 years

Term Note Credit Facility
In December 2007, the Company entered into a term-note facility with CIT Healthcare LLC and Life Sciences Capital LLC, as equal participants, for which CIT Healthcare acts as the agent. The facility originally had a maximum principal amount of $12 million and was for a term of one year. The stated interest rate for any draw under the credit facility was set at 675 basis points above the three-year Treasury rate. CIT levied no points on a draw. Each draw was secured by specific XTRAC laser systems consigned under usage agreements with physician-customers.

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

On September 30, 2008, the Company and CIT amended the credit facility to increase the amount the Company could draw on the credit facility by $1,927,534, which CIT Healthcare alone funded. The interest rate for draws against this amount was set at 850 basis points above the LIBOR rate two days prior to the draw. Each draw was to be secured by certain XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw has a repayment period of three years. On September 30, 2008, the Company made another draw under the credit facility for the maximum amount allowable under the credit facility. This draw is amortized over 36 months at an effective interest rate of 12.90%. CIT also raised certain defaults of the Company, which the Company took steps to cure and which CIT waived as of February 27, 2009. The Company has used its entire availability under the CIT credit facility.

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

	December 2007	September 2008

Number of shares underlying warrants	11,216	4,589
Exercise price	$ 47.04	$ 18.48
Fair value of warrants	$ 221,716	$ 44,366
Volatility	59.44%	60.92%
Risk-free interest rate	3.45%	2.98%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

Capital Leases
The obligation under capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 4, Property and Equipment).

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

Year Ended December 31,
Six months of 2010	$ 1,644,628
2011	3,576,456
2012	24,575
2013	8,192
Total minimum payments	5,253,851

Less: interest	(518,995)
Less: unamortized warrant discount	(669,839)

Present value of total minimum obligations	$ 4,065,017

Note 11
Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

	June 30, 2010	December 31, 2009
(unaudited)
Total borrowings, net of discounts and costs	$ 18,332,881	$ 17,369,943
Less: current portion	-	-
Total convertible debt	$ 18,332,881	$ 17,369,943

The February 27, 2009 acquisition of Photo Therapeutics was funded simultaneously through a convertible debt investment of $18 million from the Investor. This convertible note transaction financed the $13 million purchase price of the acquisition, and a further $5 million in working capital at the closing of the acquisition. Under the terms of the investment, the Investor was obligated to invest up to an additional $7 million in convertible debt in the Company in the event that certain earn-out consideration would be payable under the terms of the Photo Therapeutics acquisition; however, based on its analyses, the Company determined that no earn-out payment was due. The intended use of the $5 million working capital provided was for payment of approximately $3 million in expenditures associated with the transaction, with the balance to be used for general corporate purposes.

At the closing of the convertible debt financing, and in exchange for the Investor’s payment to the Company of the $18 million purchase price, the Company: (i) issued to the Investor (A) a convertible note in the principal amount of $18 million (the “Original Convertible Note”), and (B) a warrant to purchase 174,367 shares of the Company’s common stock as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010; and (ii) paid a transaction fee of $210,000 in cash. The conversion price of the Original Convertible Note and the exercise price of the warrant were each $30.96 per share as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010.

The Original Convertible Note was due on February 27, 2014 with interest payments bi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes. The effective interest rate on the Original Convertible Note is 11.64%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months. On March 1, 2010 and September 1, 2009, the Company satisfied interest payments of $748,800 and $720,000, respectively, by issuance of additional convertible notes (the “Additional Convertible Notes” and collectively with the Original Convertible Notes, the “Convertible Notes”). These notes have the same interest rate, convertible price per share and maturity date as the Original Convertible Note. No warrant was issued with the additional convertible notes.

The Convertible Notes, as well as the warrant to purchase common stock of the Company, contain down-round provisions such that the number of underlying shares, and the corresponding price per share, change if the Company issues stock below the stated conversion and exercise price of the notes and warrant. In conjunction with the October 2009 private placement of the Company’s common stock, the convertible notes and the warrant were adjusted by contract using a weighted-average formula to have a conversion price and an exercise price of $22.11 per share for 846,735 and 244,251 shares, respectively as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010.

In order to consummate the bridge financing with a term note (see Note 10, Term Note), it was necessary to secure the consent of the holder of Convertible Notes, namely the Investor. As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Investor’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company has combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. This note remains subject to the same down-round anti-dilution adjustment to the conversion price which was in the unmodified notes. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, and may not be paid in convertible paid in kind (“PIK”) notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note;

•
The smaller note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.26 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes;

•
The collateral securing the Convertible Note was expanded by adding a first-priority lien against all of the Company’s assets other than the assets pledged with first-priority liens to CIT Healthcare and to Clutterbuck Funds. When assets are released from the lien of CIT Healthcare, such assets will become subject to the first-priority lien of Clutterbuck Funds and a second-priority lien of the Holder. Finally, when assets are released from the lien of Clutterbuck Funds, such assets will become subject to the first-priority lien of the Holder; and

•	Three of the Company’s subsidiaries (ProCyte Corporation, Photo Therapeutics, Inc. and SLT Technology, Inc.) have guaranteed the Company’s obligations under the Convertible Notes.

In conjunction with this, the larger convertible note and the warrants exercise prices were adjusted by contract using a weighted-average formula specified in the convertible note to have a conversion price and exercise price of $21.47 per share for 780,025 and 251,528, respectively. As of June 30, 2010, the total amount due under the convertible notes outstanding was $19,546,676 and the two notes are convertible into an aggregate of 1,028,765 shares of the Company's common stock.

In conjunction with the May 7, 2010 public offering of the Company’s common stock, the larger convertible note and the warrant were adjusted by contract using a weighted-average formula as specified in the convertible note to have conversion prices and exercise price of $18.39 per share for 910,533 and 293,611 shares, respectively. No change was made to the smaller note, as it has no down-round provision.

Note 12
Warrants

Some of the Company’s warrants have provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) or that contain net settlement provisions. The Company accounts for these warrants as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrants issued to the Investor, in conjunction with the $18 million convertible note (see Note 11, Convertible Debt), contain a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. Since the warrant contains a net settlement provision, and it is not indexed to the Company’s stock, it is accounted for as a liability.

The Company recognizes these warrants as a liability equal to their fair value on each reporting date. The Company measured the fair value of these warrants as of June 30, 2010, and recorded other income of $833,425 resulting from the decrease of the liability associated with the fair value of the warrants for the three month period and recorded other expense of $97,956 resulting from the increase of the liability associated with the fair value of the warrants for the six months ended June 30, 2010, respectively. The Company measured the fair value of these warrants for the three and six months ended June 30, 2009, and recorded other income of $832,494 and $923,716 resulting from the decrease of the liability associated with the fair value of the warrants for the three and six months ended June 30, 2009, respectively. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated (as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010):

	June 30, 2010	December 31, 2009	June 30, 2009
Number of shares underlying warrants	293,611	244,251	174,367
Exercise price	$18.39	$22.108	$30.96
Fair value of warrants	$839,481	$741,525	$626,595
Volatility	82.96%	79.23%	88.67%
Risk-free interest rate	2.42%	3.39%	2.28
Expected dividend yield	0%	0%	0%
Expected warrant life	6.67 years	7.17 years	7.92years

The Company’s recurring fair value measurements at June 30, 2010 related only to the warrants issued to the Investor, and had a fair value of $839,481. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain both down-round provisions and net settlement provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six months for all financial liabilities categorized as Level 3 as of June 30, 2010 and December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2010	$ 741,525
Increase in fair value of warrants	97,956
Balance as of June 30, 2010	$ 839,481

Note 13
Employee Stock Benefit Plans

The Company has two active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. Under the 2005 Equity Compensation Plan, a maximum of 194,286 shares of the Company’s common stock have been reserved for issuance. At June 30, 2010, 56,944 shares were available for future grants under this plan. Under the Outside Director Plan, a maximum of 50,000 shares of the Company’s common stock have been reserved for issuance with 5,522 shares available for issuance as of June 30, 2010. The other stock option plans are frozen, and no further grants will be made from them. The foregoing figures reflect the 1-for-6 reverse split.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended June 30, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2010	158,304	$57.42
Granted	16,250	7.15
Cancelled	(19,621)	91.15
Outstanding, June 30, 2010	154,933	$47.84
Options excercisable at June 30, 2010	111,201	$57.92

At June 30, 2010, there was $834,462 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 1.96 years. The intrinsic value of options outstanding and exercisable at June 30, 2010 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Risk-free interest rate	3.21%	3.71%	3.67%	3.46%
Volatility	83.62%	89.15%	84.31%	88.68%
Expected dividend yield	0%	0%	0%	0%
Expected life	8.1 years	8.1 years	8.1 years	8.1 years
Estimated forfeiture rate	17%	12%	17%	12%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the periods ended June 30, 2010 and 2009, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

With respect to grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

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

Compensation expense for the three months ended June 30, 2010 included $103,278 from stock options grants and $54,082 from restricted stock awards. Compensation expense for the three months ended June 30, 2009 included $102,483 from stock options grants and $103,623 from restricted stock awards.

Compensation expense for the six months ended June 30, 2010 included $185,069 from stock options grants and $108,163 from restricted stock awards. Compensation expense for the six months ended June 30, 2009 included $274,115 from stock options grants and $207,246 from restricted stock awards. Compensation expense is presented as part of the operating results in selling, general and administrative expenses.

For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $9,519 and $83,284 was recognized during the three and six months ended June 30, 2010, respectively. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $13,486 and $30,905 was recognized during the three and six months ended June 30, 2009, respectively.

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

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at June 30, 2010 and 2009 has been allocated to the domestic and international XTRAC products, based upon its fair value as of the date of the buy-out, in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at June 30, 2010 and 2009 from the ProCyte acquisition has been entirely allocated to the skincare products. Goodwill of $2,651,391 at June 30, 2010 from the Photo Therapeutics acquisition has been entirely allocated to the PTL products.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months ended June 30, 2010 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$9,264,751	$ 2,426,775	$1,418,887	$1,587,552	$14,697,965
Costs of revenues	4,502,840	1,553,073	793,231	830,462	7,679,606
Gross profit	4,761,911	873,702	625,656	757,090	7,018,359
Gross profit %	51.4%	36.0%	44.1%	47.7%	47.8%

Allocated operating expenses:
Selling, general and administrative	5,378,171	538,290	329,080	71,110	6,316,651
Engineering and product development	222,937	163,378	168,521	64,251	619,087

Unallocated operating expenses	-	-	-	-	3,522,036
	5,601,108	701,668	497,601	135,361	10,457,774
Income (loss) from operations	(839,197)	172,034	128,055	621,729	(3,439,415)

Interest expense, net	-	-	-	-	(1,538,844)
Change in fair value of warrant	-	-	-	-	(97,956)

Net (loss) income	($839,197)	$172,034	$128,055	$621,729	($5,076,215)

Three Months ended June 30, 2009 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$9,235,242	$3,212,589	$1,687,297	$1,676,524	$15,811,652
Costs of revenues	4,111,062	1,785,830	587,872	1,218,953	7,703,717
Gross profit	5,124,180	1,426,759	1,099,425	457,571	8,107,935
Gross profit %	55.5%	44.4%	65.2%	27.3%	51.3%

Allocated operating expenses:
Selling, general and administrative	6,689,607	769,034	320,914	176,450	7,956,005
Engineering and product development	175,455	63,255	71,635	228,062	538,407

Unallocated operating expenses	-	-	-	-	5,675,012
	6,865,062	832,289	392,549	404,512	14,169,424
Income (loss) from operations	(1,740,882)	594,470	706,876	53,059	(6,061,489)

Interest expense, net	-	-	-	-	(1,083,846)
Change in fair value of warrants	-	-	-	-	923,716

Net (loss) income	($1,740,882)	$594,470	$706,876	$53,059	($6,221,619)

Six Months ended June 30, 2010 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$9,264,751	$ 2,426,775	$1,418,887	$1,587,552	$14,697,965
Costs of revenues	4,502,840	1,553,073	793,231	830,462	7,679,606
Gross profit	4,761,911	873,702	625,656	757,090	7,018,359
Gross profit %	51.4%	36.0%	44.1%	47.7%	47.8%

Allocated operating expenses:
Selling, general and administrative	5,378,171	538,290	329,080	71,110	6,316,651
Engineering and product development	222,937	163,378	168,521	64,251	619,087

Unallocated operating expenses	-	-	-	-	3,522,036
	5,601,108	701,668	497,601	135,361	10,457,774
Income (loss) from operations	(839,197)	172,034	128,055	621,729	(3,439,415)

Interest expense, net	-	-	-	-	(1,538,844)
Change in fair value of warrant	-	-	-	-	(97,956)

Net (loss) income	($839,197)	$172,034	$128,055	$621,729	($5,076,215)

Six Months ended June 30, 2009 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$9,235,242	$3,212,589	$1,687,297	$1,676,524	$15,811,652
Costs of revenues	4,111,062	1,785,830	587,872	1,218,953	7,703,717
Gross profit	5,124,180	1,426,759	1,099,425	457,571	8,107,935
Gross profit %	55.5%	44.4%	65.2%	27.3%	51.3%

Allocated operating expenses:
Selling, general and administrative	6,689,607	769,034	320,914	176,450	7,956,005
Engineering and product development	175,455	63,255	71,635	228,062	538,407

Unallocated operating expenses	-	-	-	-	5,675,012
	6,865,062	832,289	392,549	404,512	14,169,424
Income (loss) from operations	(1,740,882)	594,470	706,876	53,059	(6,061,489)

Interest expense, net	-	-	-	-	(1,083,846)
Change in fair value of warrants	-	-	-	-	923,716

Net (loss) income	($1,740,882)	$594,470	$706,876	$53,059	($6,221,619)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Total assets for reportable segments	$ 47,627,739	$49,890,944
Other unallocated assets	5,009,752	3,277,202
Consolidated total	$ 52,637,491	$53,168,146

For the three and six months ended June 30, 2010 and 2009 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June30, (unaudited)
	2010	2009	2010	2009
Domestic	$ 6,815,561	6,147,212	$12,273,834	$11,824,342
Foreign	1,195,476	2,166,097	2,424,131	3,987,310
	$ 8,011,037	$ 8,313,309	$14,697,965	$15,811,652

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarter’s Report on Form 10-Q.

Note 15
Significant Alliances/Agreements:

The Company continues in alliance with GlobalMed (Asia) Technologies Co., Inc. as well as with Mount Sinai as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 16
Significant Customer Concentration:

For the three months ended June 30, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $873,376, or 10.9%, of total revenues for the period. For the six months ended June 30, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $1,650,256, or 11.2%, of total revenues for the period. At June 30, 2010, the accounts receivable balance from GlobalMed Technologies was $526,395, or 16.7%, of total net accounts receivable. No one customer represented 10% or more of total revenues for the three and six months ended June 30, 2009.

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

Physician Domestic

We modified our discrete product sales approach for each of our segments and implemented a strategy to develop a skin health solutions-based sales force. We believe this solutions-based sales force is cost-efficient, more productive and scalable and can better increase sales and financial leverage while providing solutions across our product suite to our customers.

Rather than selling discrete products, we have shifted the way that we sell our skin health solutions from an individual product focus to educating our customers in the various ways they might utilize multiple products from our varied line to address their patients’ needs. In addition, the new sales approach has created a platform for co-marketing partnership opportunities. For example, on January 11, 2010, we entered into a co-promotion agreement with Galderma Laboratories, L.P., or Galderma, a dermatology sales company, pursuant to which we promote Galderma’s new photodynamic therapy application (Metvixia, a drug which is activated by Aktilite, an LED device) for the treatment of actinic keratosis, a pre-cancerous skin condition. Galderma pays the company a fee for services based on net sales of the product to healthcare professionals. Co-marketing partnerships, such as our partnership with Galderma, which couple our sales force and products with complementary third-party products, provide us additional opportunities to increase revenue while leveraging our existing infrastructure.

Our XTRAC treatment services is a U.S.-based business with revenues generally derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

As part of our commercialization strategy in the United States, we generally offer the XTRAC laser system to targeted dermatologists at no initial capital cost to those dermatologists. Under this contractual arrangement, we maintain ownership of the laser and generally earn revenue each time a physician treats a patient with the equipment. We believe this arrangement will increase market penetration. We also may sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference and as a means of addressing under-performing accounts while still preserving a vendor-customer relationship. We believe that we are thus able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure model.

For the last several years we have sought to obtain health insurance coverage for XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. We now benefit from the fact that, by our estimates, more than 90% of the insured United States population are covered by policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser.

Our skincare products are aimed at the growing demand for skin health and hair care products, including products to enhance appearance and address the effects of aging on skin and hair. Our skincare products are formulated and branded for and targeted at specific markets. Our initial products addressed the dermatology, plastic and cosmetic surgery markets for use after various procedures. We added anti-aging skincare products to offer acomprehensive approach for a patient’s skincare regimen. In 2009, we introduced DNA topical products, which include DNA Nourishing Lotion and DNA Total Repair which use innovative technology to address the effects of photo-damage.

Our PTL products are non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. We have incorporated our PTL technology offering into professional products comprising the Omnilux™ systems for the medical market. Our PTL business has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, this technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates no heat, a patient feels no pain or discomfort, resulting in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today. Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures.

Physician International

Our international operations and selling approach have been realigned and management believes our international organization has been dramatically enhanced through two initiatives. First, we have entered into an expanded management relationship with The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, with respect to our laser and light-based devices. GlobalMed is an international distribution and management company focused on creating increased market opportunity through the engagement and management of local in-country distributors and providing assistance in expediting regulatory approvals. Historically, GlobalMed managed our distribution relationships in the Pacific Rim for the XTRAC and VTRAC product lines, which represented a majority of our total international device sales. As a result of its success in managing our Pacific Rim distribution relationships, we have now expanded GlobalMed’s responsibilities to include all of our laser and light-based devices in substantially all markets outside of the U.S. Second, we have begun to undertake significant efforts to expand the international reach of our skincare business in both the physician and consumer channels by reformulating our current products to meet local standards and registering these products in major international markets. These are the first steps in the implementation of our international skincare expansion strategy.

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

Other Channels

In the Other Channels segment, we derive revenues by selling our skincare and haircare products through non-physician channels. In addition, through our PTL products we derive revenues from the sale of the Lumiere® systems in the non-medical professional market and our hand-held consumer devices in various on-line and television retail channels.

We are focused on expanding our sales to non-physician related channels, including the indoor tanning and spa markets and in-store, on-line and television retail channels. We access the indoor tanning and spa markets either through direct relationships with multiple-location market participants or indirectly through industry-leading distributors. To further expand our retail channels, we have entered into a relationship with GlobalBeauty Group, or GlobalBeauty,to assist in the development of new sales channels in the direct to consumer skincare market, including in-store, on-line and television retail channels. GlobalBeauty connects product-focused companies with emerging retail channels in order to expand domestic and international market opportunities.

Surgical Products

Our Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both within and outside of the United States. Also included in this segment are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). We believe that sales of surgical laser systems and the related disposable base will tend to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset such erosion by increasing sales of the Diode surgical laser, including original equipment manufacturer (“OEM”) arrangements.

Galderma’s Metvixia and Aktilite Products

On January 11, 2010, we entered into a co-promotion agreement with Galderma, pursuant to which our sales force will promote Galderma’s Metvixia drug and Aktilite LED light for the photodynamic therapy treatment of actinic keratosis. Metvixia is a topical porphyrin precursor used in photodynamic therapy. When applied to actinic keratosis lesions, Metvixia is selectively absorbed into precancerous cells causing a build-up of endogenous porphyrins. These endogenous porphyrins are illuminated with the Aktilite CL128 lamp emitting a narrow output spectrum of red light with a peak wavelength at 630 nm. Subsequently, a reaction occurs that results in the destruction of the precancerous cells. Clinical trials of the Metvixia PDT system in various countries have shown comparable or better response rates than conventional treatments, such as cryotherapy or surgery. Metvixia PDT selectively targets precancerous cells so the surrounding healthy cells are less subjected to the treatment, therein minimizing scarring and ensuring more acceptable cosmetic outcomes for patients.

Sales and Marketing

As of June 30, 2010, our sales and marketing personnel consisted of 56 full-time positions directed to sales as follows: 51 in Physician Domestic, three in Physician International and two in Other Channels.

Reverse Stock Split

On February 3, 2010, we completed a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-6, whereby, once effective, every six shares of our common stock was exchanged for one share of our common stock. Our common stock began trading on Nasdaq on a reverse stock split-adjusted basis at the market opening on February 4, 2010. As of June 30, 2010 we had 2,772,637 shares of common stock outstanding on a post-split basis, taking into account the rounding up of fractional shares.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and six months ended June 30, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Physician Domestic Revenues	$5,389,764	$4,955,100	$9,264,751	$9,235,242
Physician International Revenues	1,196,694	1,791,619	2,426,775	3,212,589
Other Channels Revenues	638,096	765,509	1,418,887	1,687,297
Total Dermatology Revenues	7,224,554	7,512,228	13,110,413	14,135,128

Surgical Products	786,483	801,082	1,587,552	1,676,524

Total Revenues	$8,011,037	$8,313,310	$14,697,965	$15,811,652

Physician Domestic Segment

The following table illustrates the key changes in the revenues of the Physician Domestic segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
XTRAC treatments	$2,532,957	$2,635,623	$4,754,854	$4,672,627
XTRAC laser sales	1,163,046	523,680	1,291,246	1,161,985
Skincare products	1,311,524	1,416,311	2,555,897	2,832,465
PTL products	325,628	379,486	566,278	568,165
Metvixia	56,609	-	96,476	-

Total Physician Domestic Revenues	$5,389,764	$4,955,100	$9,264,751	$9,235,242

XTRAC Treatments

Recognized treatment revenue for the three months ended June 30, 2010 and 2009 for domestic XTRAC procedures was $2,532,957 and $2,635,623, respectively, reflecting billed procedures of 39,074 and 35,602, respectively. In addition, 1,400 and 1,221 procedures were performed in the three months ended June 30, 2010 and 2009, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the six months ended June 30, 2010 and 2009 for domestic XTRAC procedures was $4,754,854 and $4,672,627, respectively, reflecting billed procedures of 76,115 and 71,346, respectively. In addition, 2,791 and 3,026 procedures were performed in the six months ended June 30, 2010 and 2009, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The increase in procedures in the periods ended June 30, 2010 compared to the comparable periods in 2009 was largely related to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients demonstrating that the XTRAC procedures will be of clinical benefit and generally reimbursed.

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

Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended June 30, 2010 and 2009, we recognized net revenues of $17,801 (277 procedures) and $298,881 (4,554 procedures), respectively. For the six months ended June 30, 2010 and 2009, we deferred net revenues of $130,380 (2,031 procedures) and $22,152 (337 procedures), respectively.

The following table sets forth the above analysis for our XTRAC treatments for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Recognized treatment revenue	$2,532,957	$2,635,623	$4,754,854	$4,672,627
Change in deferred treatment revenue	(17,801)	(298,881)	130,380	22,152
Net billed revenue	$2,515,156	$2,336,742	$4,885,234	$4,694,779
Procedure volume total	40,474	36,823	78,906	74,372
Less: Non-billed procedures	1,400	1,221	(2,791)	(3,026)
Net billed procedures	39,074	35,602	76,115	71,346
Avg. price of treatments billed	$64.37	$65.64	$64.18	$65.80
Change in procedures with deferred treatment revenue, net	(277)	(4,554)	2,031	337

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

XTRAC laser sales

For the three months ended June 30, 2010 and 2009, domestic XTRAC laser sales were $1,163,046 and $523,680, respectively. There were 25 and 11 lasers sold during these periods, respectively. For the six months ended June 30, 2010 and 2009, domestic XTRAC laser sales were $1,291,246 and $1,161,985, respectively. There were 29 and 25 lasers sold during these periods, respectively. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are thus able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model.

Skincare products

For the three months ended June 30, 2010 revenues were $1,311,524 compared to $1,416,311 in the three months ended June 30, 2009. For the six months ended June 30, 2010 revenues were $2,555,897 compared to $2,832,465 in the six months ended June 30, 2009. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

PTL products

For the three months ended June 30, 2010, PTL product revenues were $325,628. These revenues are generated from the sale of LED devices. There were 36 LED units sold during the three months ended June 30, 2010, which included 15 LED units that were on backorder as of March 31, 2010 due to a delay in the vendor’s production of these systems. For the six months ended June 30, 2010, PTL product revenues were $566,278. These revenues are generated from the sale of LED devices.

There were 54 LED units sold during the six months ended June 30, 2010. For the three months ended June 30, 2009, PTL product revenues were $379,486. There were 11 LED units sold during the three months ended June 30, 2009. From the date of acquisition of Photo Therapeutics on February 27, 2009 through June 30, 2009, revenues from the PTL products were $568,165 representing 15 LED units.

Metvixia

For the three and six months ended June 30, 2010, Metvixia revenues were $56,609 and $96,476. There were no corresponding revenues for the three and six months ended June 30, 2009 as the co-promotion agreement with Galderma began in January 2010. The revenues are based on our percentage share of the gross sales produced through our sales efforts.

Physician International Segment

The following table illustrates the key changes in the revenues of the Physician International segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
International dermatology equipment	$ 667,257	$1,060,607	$1,299,262	$2,059,691
Skincare products	326,409	207,483	687,980	479,167
PTL products	203,028	523,529	439,533	673,731

Total Physician International Revenues	$1,196,694	$1,791,619	$2,426,775	$3,212,589

International dermatology equipment

International sales of our XTRAC and VTRAC laser systems and related parts were $667,257 for the three months ended June 30, 2010 compared to $1,090,607 for the three months ended June 30, 2009. We sold 15 and 25 systems in the three-month periods ended June 30, 2010 and 2009, respectively. International sales of our XTRAC and VTRAC laser systems and related parts were $1,299,262 for the six months ended June 30, 2010 compared to $2,059,691 for the six months ended June 30, 2009. We sold 31 and 40 systems in the six-month periods ended June 30, 2010 and 2009, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRAC systems sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold no such lasers in the three months ended June 30, 2010, and sold 10 such lasers at an average price of $21,000 in the six months ended June 30, 2010. In the six months ended June 30, 2009, we sold four such used lasers all of which occurred in the three months ended June 30, 2009 at an average price of $32,500; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three and six months ended June 30, 2010, we sold 10 and 12 VTRAC systems, at an average price of $24,300 and $24,800, respectively. In the six months ended June 30, 2009, we sold 13 VTRAC systems all of which occurred in the three months ended June 30, 2009. Additionally, we have a backorder of 19 VTRAC systems as of June 30, 2010 due to delays in the production process.

The following table illustrates the key changes in our International dermatology equipment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Revenues	$667,257	$1,060,607	$1,299,262	$2,059,691
Less: part sales	(197,257)	(208,707)	(385,262)	(437,891)
Laser/lamp revenues	470,000	851,900	914,000	1,621,800
Laser/lamp systems sold	15	25	31	40
Average revenue per laser/lamp	$31,333	$34,076	$29,484	$40,545

Skincare products

For the three months ended June 30, 2010 revenues were $326,409 compared to $207,483 in the three months ended June 30, 2009. For the six months ended June 30, 2010 revenues were $687,980 compared to $479,167 in the six months ended June 30, 2009. These revenues are generated from the sale of various skin, hair care and wound products to distributors in international markets. The increase was due to increased volume with existing distributors.

PTL products

For the three months ended June 30, 2010, PTL product revenues were $203,028 compared to $523,529 in the three months ended June 30, 2009. These revenues are generated from the sale of LED devices. There were 25 LED units sold during the three months ended June 30, 2010. For the six months ended June 30, 2010, PTL product revenues were $439,533, representing 43 LED units. From the date of acquisition of Photo Therapeutics on February 27, 2009 through June 30, 2009, revenues from the PTL products were $673,731 representing 34 LED units.

Other Channels Segment

The following table illustrates the key changes in the revenues of the Other Channels segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Skincare products	$ 297,734	$ 387,936	$ 779,696	$ 902,557
PTL products	340,362	377,573	639,191	784,740

Total Other Channels revenues	$638,096	$765,509	$1,418,887	$1,687,297

Skincare products

For the three months ended June 30, 2010 revenues from our skincare products were $297,734 compared to $387,936 in the three months ended June 30, 2009. For the six months ended June 30, 2010 revenues from our skincare products were $779,696 compared to $902,557 in the six months ended June 30, 2009. These revenues are generated from the sale of various skin, hair care and wound and from the sale of copper peptide compound in non-physician related channels. Included in the skincare product revenues for the six months ended June 30, 2009 were $79,920 from bulk compound sales. There were no such sales in the six months ended June 30, 2010.

PTL products

For the three months ended June 30, 2010 and 2009, PTL product revenues were $340,362 and $377,573, respectively. For the six months ended June 30, 2010 and 2009, PTL product revenues were $639,191 and $784,740, respectively. PTL revenues are generated from the sale of LED devices in the spa and indoor tanning markets and milestone payments on a licensing agreement targeting the mass consumer acne market. Included in the six months ended June 30, 2009, there was a milestone payment of $213,105.

There was no such corresponding revenue in the six months ended June 30, 2010. The decline in PTL product revenues in the second quarter resulted from the renegotiation of international distribution relationships and associated contracts, due to the transition of distributor management responsibilities to GlobalMed Technologies, the Company’s master distributor.

We are actively seeking distribution channels to reach the home-use consumer market with our New-U™ hand-held LED device. Licensing revenues are from a license of the Clear-U hand-held LED devices, which the licensee intends to use as a platform to attempt to address the mass consumer acne market. We expect that the platform product may be released in 2011.

Surgical Products Segment

Surgical Products segment revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems generate subsequent recurring sales of fibers and disposables.

For the three months ended June 30, 2010, surgical products revenues were $786,483 compared to $801,082 in the three months ended June 30, 2009. For the six months ended June 30, 2010, surgical products revenues were $1,587,552 compared to $1,676,524 in the six months ended June 30, 2009. The decrease in the three and six-month periods were mainly due to the decrease in fiber and other disposables sales by 10% and 22% between the comparable three and six-month periods ended June 30, 2010 and 2009. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended June 30, 2010 and 2009 were sales of 4 and 5 diode lasers, respectively. Included in laser sales during the six months ended June 30, 2010 and 2009 were sales of 13 and 6 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus decreased the average price per laser. We are phasing out our holmium and CO2 laser systems.

The following table illustrates the key changes in the revenues of the Surgical Products segment for the periods reflected below, showing gross revenues from laser systems, fibers and other disposables, and revenues specific to laser systems:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Revenues	$786,483	$801,082	$1,587,552	$1,676,524
Laser systems sold	4	5	14	7
Laser system revenues	$106,495	$67,000	$348,190	$130,646
Average revenue per laser	$26,624	$13,400	$24,871	$18,664

Cost of Revenues: all segments

Our costs of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in our Physicians Domestic segment (with XTRAC treatments included in the services side of the segment), Physician International segment, Other Channels (with royalties and licensing fees included in the services side of the segment), and our Surgical Products segment (with laser maintenance fees included in the services side of this segment). Within services cost of revenues are the costs associated with our XTRAC treatment revenues, as well as costs associated with royalties and licensing fees and maintenance revenue.

Product cost of revenues for the three months ended June 30, 2010 was $2,597,821, compared to $2,656,350 in the comparable period in 2009. The $58,529 decrease is due to the decreases in laser sales of XTRAC lasers in the international segment for $176,000. This decrease was offset in part by under-absorption of overhead in our California facility for approximately $85,000.

Product cost of revenues for the six months ended June 30, 2010 was $4,797,431, compared to $5,115,698 in the comparable period in 2009. The $318,267 decrease is due to the decreases in laser sales for XTRAC lasers in both domestic and international segments of $456,000 and due to the overall decrease in revenues. These decreases were offset in part by under-absorption of overhead in our California and Pennsylvania facilities for approximately $189,000.

Service cost of revenues was $1,487,448 in the three months ended June 30, 2010 compared to $1,249,767 in the comparable period in 2009, representing an increase of $237,681. The increase is directly related to the increase in Physician Domestic segment costs of $240,860 related to our XTRAC treatments, mainly due to an under-absorption of overhead in our California facility.

Service cost of revenues was $2,882,175 in the six months ended June 30, 2010 compared to $2,588,019 in the comparable period in 2009, representing an increase of $294,156. The increase is directly related to the increase in Physician Domestic segment costs of $294,154 related to our XTRAC treatments, mainly due to an under-absorption of overhead in our California facility.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Product:
Physician Domestic	$1,063,543	$ 829,552	$1,684,947	$1,587,321
Physician International	837,410	944,537	1,553,073	1,785,830
Other Channels	378,365	325,967	793,231	587,872
Surgical Products	318,503	556,294	766,180	1,154,675
Total Product costs	$2,597,821	$2,656,350	$4,797,431	$5,115,698

Services:
Physician Domestic	$1,456,858	$1,216,000	$2,817,893	$2,523,741
Surgical Products	30,590	33,767	64,282	64,278
Total Services costs	$1,487,448	$1,249,767	$2,882,175	$2,588,019

Total Costs of Revenues	$4,085,269	$3,906,117	$7,679,606	$7,703,717

Gross Profit Analysis

Gross profit decreased to $3,925,768 during the three months ended June 30, 2010 from $4,407,192 during the same period in 2009. As a percent of revenues, gross margin decreased to 49.0% for the three months ended June 30, 2010 from 53.0% for the same period in 2009. Gross profit decreased to $7,018,359 during the six months ended June 30, 2010 from $8,107,935 during the same period in 2009. As a percent of revenues, gross margin decreased to 47.8% for the six months ended June 30, 2010 from 51.3% for the same period in 2009.

The following table analyzes changes in our overall gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Revenues	$8,011,037	$8,313,309	$14,697,965	$15,811,652
Percent decrease	(3.6%)		(7.0%)
Cost of revenues	4,085,269	3,906,117	7,679,606	7,703,717
Percent increase (decrease)	4.6%		(0.3%)
Gross profit	$3,925,768	$4,407,192	$7,018,359	$8,107,935
Gross margin percentage	49.0%	53.0%	47.8%	51.3%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended June 30, 2010, compared to the same period in 2009 were as follows:

•
There were increases in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $315,000. These under-absorptions were due to delays in production during the three months ended June 30, 2010.

•
Gross profit decreased as a result of the mix of units sold in the international dermatology equipment segment. In this segment, we sold 5 XTRAC laser systems and 10 VTRAC lamp-based excimer systems during the three months ended June 30, 2010 and 12 XTRAC laser systems and 13 VTRAC systems in the comparable period in 2009. Included in the 12 XTRAC lasers systems sold, in the three months ended June 30, 2009 were 4 used laser systems, which have a lower average selling price and gross margin percentage, compared to no used laser systems in the three months ended June 30, 2010. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
We sold approximately $639,000 more in domestic XTRAC lasers in the three months ended June 30, 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements. The cost of sales associated with these sales increased $202,000 between the comparable three month periods. The margin on these capital equipment sales was 69% in the three months ended Jun e30, 2010 compared to 70% in the comparable period in 2009.

•	The change in XTRAC Domestic deferred revenues decreased $281,080 between the three-month periods without any offset in the cost of revenues.

•	Offsetting the above items that had a negative impact on gross profit the revenues for Metvixia products of $56,609 have no associated cost of sales.

•
We began offering enhanced services to our XTRAC treatment consignment program customers through a membership program which bundles certain features and benefits offered to our customers. These services include enhanced access to our reimbursement team, marketing assistance, and discounts off our other product lines. Consequently procedure volume increased by 10% from 35,602 to 39,074 billed procedures in the three months ended June 30, 2010 compared to the same period in 2009. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

The primary reasons for the changes in gross profit and the gross margin percentage for the six months ended June 30, 2010, compared to the same period in 2009 were as follows:

•
There were increases in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $535,000. Additionally there were under-absorbed overhead costs related to the Surgical Products segment of $45,000. These under-absorptions were due to delays in production during the six months ended June 30, 2010.

•
Revenues for the six months ended June 30, 2009 included a milestone payment to us from a licensee of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. The licensee intends to use the device and its technology as a platform to attempt to address the mass consumer acne market. There were no costs associated with this revenue stream.

•
We sold approximately $129,000 more in domestic XTRAC lasers in the six months ended June 30, 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements. The cost of sales associated with these sales increased $5,000 between the comparable six month periods. The margin on these capital equipment sales was 70% in the six months ended June 30, 2010 compared to 67% in the comparable period in 2009.

•
We sold 19 XTRAC laser systems and 12 VTRAC lamp-based excimer systems during the six months ended June 30, 2010 and 27 XTRAC laser systems and 13 VTRAC systems in the comparable period in 2009. Included in the 19 XTRAC lasers systems sold were 10 used laser systems, which have a lower average selling price and gross margin percentage, compared to 4 used laser systems in the six months ended June 30, 2009. Consequently, gross profit increased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
Offsetting the above items that had a negative impact on gross profit, Photo Therapeutics was acquired on February 27, 2009, costs covering the period ended June 30, 2010 include six months of activity, while costs covering the period ended June 30, 2009 only include four months.

•	The revenues for Metvixia products of $56,609 have no associated cost of sales.

The following table analyzes the gross profit for our Physician Domestic segment for the periods presented below:

Physician Domestic Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Revenues	$5,389,764	$4,955,100	$9,264,751	$9,235,242
Percent increase	8.8%		0.3%
Cost of revenues	2,520,401	2,045,553	4,502,840	4,111,062
Percent increase	23.2%		9.5%
Gross profit	$2,869,363	$2,909,547	$4,761,911	$5,124,180
Gross margin percentage	53.2%	58.7%	51.4%	55.5%

Gross profit decreased for this segment for the three months ended June 30, 2010 from the comparable period in 2009 by $40,184. The key factors for the decreases were as follows:

•
There was an increase in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $230,000. This increase was due to delays in production during the three months ended June 30, 2010.

•
We sold approximately $639,000 more in domestic XTRAC lasers in the three months ended June 30, 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements. The cost of sales associated with these sales increased $201,700 between the comparable three month periods. The margin on these capital equipment sales was 69% in the three months ended June 30, 2010 compared to 70% in the comparable period in 2009.

•	The change in XTRAC Domestic deferred revenues decreased $281,080 between the three-month periods without any offset in the cost of revenues.

•
For the three months ended June 30, 2010, PTL product revenues decreased $53,858 over the prior year period, while the cost of sales for these products increased $65,956 for the same comparable periods. Due to the acquisition, an additional amortization of $185,000 is allocated to the segments based on each segment’s revenues for PTL products.

•
Offsetting the above items that had a negative impact on gross profit, we began offering enhanced services to our XTRAC treatment consignment program customers through a membership program which bundles certain features and benefits offered to our customers. These services include enhanced access to our reimbursement team, marketing assistance, and discounts off our other product lines. Consequently procedure volume increased by 10% from 35,602 to 39,074 billed procedures in the three months ended June 30, 2010 compared to the same period in 2009. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•	The revenues for Metvixia products of $56,609 have no associated cost of sales.

Gross profit decreased for this segment for the six months ended June 30, 2010 from the comparable period in 2009 by $362,269. The key factors for the decreases were as follows:

•
There was an increase in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $400,000. This increase was due to delays in production during the six months ended June 30, 2010.

•
For the six months ended June 30, 2010, PTL product revenues were consistent with the prior year period, while the cost of sales for these products increased $218,859 for the same comparable periods. This cost of sales was due to the acquisition of Photo Therapeutics occurred on February 27, 2009, so there was only four month’s activity in the comparable prior year period. Due to the acquisition, an additional amortization of $370,000 is allocated to the segments based on each segment’s revenues for PTL products.

•
Offsetting the above items that had a negative impact on gross profit, we began offering enhanced services to our XTRAC treatment consignment program customers through a membership program which bundles certain features and benefits offered to our customers. These services include enhanced access to our reimbursement team, marketing assistance, and discounts off our other product lines. Consequently procedure volume increased by 7% from 71,346 to 76,115 billed procedures in the six months ended June 30, 2010 compared to the same period in 2009. Price per procedure did not change significantly between the periods. Each incremental treatment procedure carries negligible variable cost.

•
We sold approximately $129,000 more in domestic XTRAC lasers in the six months ended June 30, 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements. The cost of sales associated with these sales decreased $5,000 between the comparable six month periods. The margin on these capital equipment sales was 70% in the six months ended June 30, 2010 compared to 67% in the comparable period in 2009.

•	The revenues for Metvixia products of $96,476 have no associated cost of sales.

The following table analyzes the gross profit for our Physician International segment for the periods presented below:

Physician International Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Revenues	$1,196,694	$1,791,619	$2,426,775	$3,212,589
Percent decrease	(33.2%)		(24.5%)
Cost of revenues	837,410	944,537	1,553,073	1,785,830
Percent decrease	(11.3%)		(13.0%)
Gross profit	$359,284	$847,082	$873,702	$1,426,759
Gross margin percentage	30.0%	47.3%	36.0%	44.4%

Gross profit for the three months ended June 30, 2010 decreased by $487,798 from the comparable period in 2009. The key factors for the decrease were as follows:

•
We sold 5 XTRAC laser systems and 10 VTRAC lamp-based excimer systems during the three months ended June 30, 2010 and 12 XTRAC laser systems and 13 VTRAC systems in the comparable period in 2009. Included in the 12 XTRAC lasers systems sold in the three months ended June 30, 2009 were 4 used laser systems, which have a lower average selling price and gross margin percentage, compared to no used laser systems in the three months ended June 30, 2010. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
Gross profit for the three months ended June 30, 2010 was negatively impacted by increases in certain allocable XTRAC manufacturing overhead costs that are charged against international dermatology equipment. These increased costs, which approximately $85,000, related to an under-absorption of manufacturing costs due to delays in production.

•	International part sales, which have a higher margin percentage than system sales, decreased 5% or $11,450 for the three months ended June 30, 2010 as compared to the same period in 2009.

•
For the three months ended June 30, 2010, skincare product revenues increased $118,926 over the prior year period, while the cost of sales for these products increased $45,032 for the same comparable periods.

•
For the three months ended June 30, 2010, PTL product revenues decreased $320,501 over the prior year period, while the cost of sales for these products decreased $107,097 for the same comparable periods. Due to the acquisition there is additional amortization of $185,000 that is allocated to the segments based on each segment’s revenues for PTL products.

Gross profit for the six months ended June 30, 2010 decreased by $553,057 from the comparable period in 2009. The key factors for the decrease were as follows:

•
Gross profit for the six months ended June 30, 2010 was negatively impacted by increases in certain allocable XTRAC manufacturing overhead costs that are charged against international dermatology equipment. These increased costs, which approximately $135,000, related to an under-absorption of manufacturing costs due to delays in production.

•	International part sales, which have a higher margin percentage than system sales, decreased 12% or $52,629 for the six months ended June 30, 2010 as compared to the same period in 2009.

•
For the six months ended June 30, 2010, skincare product revenues increased $208,813 over the prior year period, while the cost of sales for these products increased $70,554 for the same comparable periods.

•
For the six months ended June 30, 2010, PTL product revenues decreased $234,198 over the prior year period, while the cost of sales for these products increased $32,885 for the same comparable periods. This cost of sales was due to the acquisition of Photo Therapeutics occurred on February 27, 2009, so there was only four months’ activity in the comparable prior year period. Due to the acquisition there is additional amortization of $370,000 that is allocated to the segments based on each segment’s revenues for PTL products.

•
Offsetting the above items that had a negative impact on gross profit, we sold 19 XTRAC laser systems and 12 VTRAC lamp-based excimer systems during the six months ended June 30, 2010 and 27 XTRAC laser systems and 13 VTRAC systems in the comparable period in 2009. Included in the 19 XTRAC lasers systems sold were 10 used laser systems, which have a lower average selling price and gross margin percentage, compared to 4 used laser systems in the six months ended June 30, 2009. Consequently, gross profit increased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

The following table analyzes the gross profit for our Other Channels segment for the periods presented below:

Other Channels Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Revenues	$638,096	$765,509	$1,418,887	$1,687,297
Percent decrease	(16.6%)		(15.9%)
Cost of revenues	378,365	325,967	793,231	587,872
Percent increase	16.1%		34.9%
Gross profit	$259,731	$439,542	$625,656	$1,099,425
Gross margin percentage	40.7%	57.4%	44.1%	65.2%

Gross profit decreased for the three months ended June 30, 2010 by $179,811 from the comparable period in 2009. The key factors for the changes in this business segment were as follows:

•
For the three months ended June 30, 2010, skincare product revenues decreased $110,702 over the prior year period, while the cost of sales for these products decreased $33,218 for the same comparable periods.

•	The cost of sales for the PTL business increased mainly due to the additional amortization of $185,000 that is allocated to the segments based on each segment’s revenues for PTL products.

Gross profit decreased for the six months ended June 30, 2010 by $473,769 from the comparable period in 2009. The key factors for the changes in this business segment were as follows:

•
Revenues for the six months ended June 30, 2009 included a milestone payment of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. The licensee intends to use the device and its technology as a platform to attempt to address the mass consumer acne market. There are no costs associated with this revenue stream.

•
The cost of sales for the PTL business increased mainly due to the fact that it was acquired on February 27, 2009, and consequently the comparable prior year period reflects only one month of activity. In addition, due to the acquisition there is additional amortization of $370,000 that is allocated to the segments based on each segment’s revenues for PTL products.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2010	2009	2010	2009
Revenues	$786,483	$801,082	$1,587,552	$1,676,524
Percent decrease	(1.8%)		(5.3%)
Cost of revenues	349,093	590,062	830,462	1,218,954
Percent decrease	(40.8%)		(31.9%)
Gross profit	$ 437,390	$ 211,020	$757,090	$ 457,570
Gross margin percentage	55.6%	26.3%	47.7%	27.3%

Gross profit for our Surgical Products segment in the three months ended June 30, 2010 increased by $226,370 from the comparable period in 2009. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended June 30, 2010 decreased by $14,599 from the three months ended June 30, 2009. There was one laser system less sold in the three months ended June 30, 2010 than in the comparable period of 2009. However, the lasers sold in the 2010 period were sold at higher prices than those sold in the comparable period in 2009. The increase in average price per laser was largely due to volume discounts in the prior year period.

•
Beginning in 2010, the various allocable manufacturing costs of the Pennsylvania facility are allocated to surgical products, skincare and PTL products. In prior years, these costs were allocated to surgical products only. During 2009 we relocated our skincare and PTL facilities into our Pennsylvania facility and are now able to spread these fixed costs over many product lines.

•
Additionally, there was a decrease in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 10% between the comparable three-month periods ended June 30, 2010 and 2009.

Gross profit for our Surgical Products segment in the six months ended June 30, 2010 increased by $299,520 from the comparable period in 2009. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the six months ended June 30, 2010 decreased by $88,972 from the six months ended June 30, 2009. There were 7 additional laser systems sold in the six months ended June 30, 2010 than in the comparable period of 2009. Additionally, the lasers sold in the 2010 period were sold at higher prices than those sold in the comparable period in 2009. The increase in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the six months ended June 30, 2010 and 2009 were sales of diode lasers of $297,000, representing 13 systems, and $91,000, representing 6 systems respectively, which have substantially lower list sales prices than our other types of surgical lasers.

•
Beginning in 2010, the various allocable manufacturing costs of the Pennsylvania facility are allocated to surgical products, skincare and PTL products. In prior years, these costs were allocated to surgical products only. During 2009 we relocated our skincare and PTL facilities into our Pennsylvania facility and are now able to spread these fixed costs over many product lines.

•
Gross profit for the six months ended June 30, 2010 for surgical products was negatively impacted by approximately $45,000 due to delays in laser production that caused an under-absorption of fixed overhead costs.

•
Additionally, there was a decrease in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 22% between the comparable six-month periods ended June 30, 2010 and 2009.

Selling, General and Administrative Expenses

For the three months ended June 30, 2010, selling, general and administrative expenses decreased to $4,754,813 from $6,931,085 for the three months ended June 30, 2009 for the following reasons:

•
The majority of the decrease related to a $567,000 decrease in salaries, benefits and travel expenses associated with a decrease in the sales and marketing force and decreased revenues which generated lower commission expenses.

•
We expensed approximately $987,000 during the three months ended June 30, 2009 related to severance and accelerated vesting of restricted stock and options in connection with the termination of our former chief executive officer. In addition there was a decrease in stock compensation expense of $53,000, mainly due to this termination and a decrease in general and administrative salary and benefit expenses of approximately $128,000.

•	There was also a decrease in marketing expense of $88,000 which resulted from improved control over marketing efforts.

For the six months ended June 30, 2010, selling, general and administrative expenses decreased to $9,838,686 from $13,631,017 for the six months ended June 30, 2009 for the following reasons:

•
The majority of the decrease related to a $1,106,000 decrease in salaries, benefits and travel expenses associated with a decrease in the sales and marketing force and decreased revenues which generated lower commission expenses.

•
In the six months ended June 30, 2009, we expensed $432,000 of legal and transaction costs under ASC Topic 718 incurred in connection with the acquisition of Photo Therapeutics. There was no such corresponding expense in the six months ended June 30, 2010.

•
We expensed approximately $987,000 during the three months ended June 30, 2009 related to severance and accelerated vesting of restricted stock and options in connection with the termination of our former chief executive officer. In addition there was a decrease in stock compensation expense of $136,000, mainly due to this termination and a decrease in general and administrative salary and benefit expenses of approximately $194,000.

•	There was also a decrease in marketing expense of $256,000 which resulted from improved control over marketing efforts.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2010 decreased to $279,811 from $336,710 for the three months ended June 30, 2009. Engineering and product development expenses for the six months ended June 30, 2010 increased to $619,088 from $538,407 for the six months ended June 30, 2009. The increase is directly related to engineering and product development expenses related to the PTL products. PTL was acquired on February 27, 2009, and therefore only four month of expense was included in the six months ended June 30, 2009 compared to a full six months in 2010.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2010 increased to $885,001 from $681,323 for the three months ended June 30, 2009. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Three Months Ended June 30, (unaudited)
	2010	2009	Change

Interest expense	$885,211	$683,437	$201,774
Interest income	(210)	(2,114)	1,904
Net interest expense	$885,001	$681,323	$203,678

Net interest expense for the six months ended June 30, 2010 increased to $1,538,844 from $1,083,846 for the six months ended June 30, 2009. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Six Months Ended June 30, (unaudited)
	2010	2009	Change

Interest expense	$1,539,213	$1,090,475	$448,738
Interest income	(369)	(6,629)	6,260
Net interest expense	$1,538,844	$1,083,846	$454,998

Change in fair value of warrants

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) warrants issued in connection with the financing to acquire PTL were recorded at fair value and recognized as liabilities. In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of these warrants as of June 30, 2010, and recognized $833,425 for the three months ended June 30, 2010 in other income and recorded $97,956 for the six months ended June 30, 2010 in other expense, in recording the liabilities associated with these warrants at their fair value as of June 30, 2010. We measured the fair value of these warrants as of June 30, 2009, and recognized $832,494 and $923,716 for the three and six months ended June 30, 2009, respectively, in other income in recording the liabilities associated with these warrants at their fair value as of June 30, 2009.

Net Loss

The factors described above resulted in a net loss of $1,160,432 during the three months ended June 30, 2010, as compared to a net loss of $2,709,432 during the three months ended June 30, 2009, a decrease of 57.2%. The factors described above resulted in a net loss of $5,076,215 during the six months ended June 30, 2010, as compared to a net loss of $6,221,619 during the six months ended June 30, 2009, a decrease of 18.4%.

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense between the periods:

	For the three months ended June 30, (unaudited)
	2010	2009	Change

Net loss	$1,160,432	$2,709,432	$1,549,000

Components included in net loss:
Depreciation and amortization	($1,100,497)	($1,192,247)	$ 91,750
Stock-based compensation	(166,879)	(807,717)	640,838
Interest expense, net	(885,001)	(681,323)	(203,678)
Change in fair value of warrants	833,425	832,494	931
	($1,318,952)	($1,848,793)	$529,841

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense between the periods:

	For the six months ended June 30, (unaudited)
	2010	2009	Change

Net loss	$5,076,215	$6,221,619	$1,145,404

Components included in net loss:
Depreciation and amortization	($2,258,494)	($2,187,467)	($ 71,027)
Stock-based compensation	(376,516)	(1,100,391)	723,875
Acquisition expenses	-	(432,352)	432,352
Interest expense, net	(1,538,844)	(1,083,846)	(454,998)
Change in fair value of warrants	(97,956)	923,716	(1,021,672)
	($4,271,810)	($3,880,340)	($ 391,470)

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At June 30, 2010, our current ratio was 1.44 compared to 1.20 at December 31, 2009. As of June 30, 2010 we had $4,364,270 of working capital compared to $2,214,505 as of December 31, 2009. Cash and cash equivalents were $3,705,641 as of June 30, 2010, as compared to $2,194,788 as of December 31, 2009. We had $39,000 and $78,000 of cash that was classified as restricted as of June 30, 2010 and December 31, 2009, respectively.

Based on our resources available at June 30, 2010, including the public offering of our securities described below, the substantial reduction in the use of cash in the last year and the continuation of our restructuring efforts, we believe that we can fund our operations through and beyond the third quarter of 2011. However, given the uncertainty in the general economic conditions and its impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern through and beyond the third quarter of 2011.

We have restructured our operations and redirected our efforts in a manner that management believes will continue to improve results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize our operational costs and capital expenditures. In addition, we have developed strategies to increase ongoing revenue streams.

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

In order to consummate the bridge financing, it was necessary to secure the consent of the holder of our Convertible Notes. As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Investor’s consent, we agreed to the following modifications to the Convertible Notes:

•
We combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. The note remains subject to the same down-round anti-provision adjustment to the conversion price which was in the unmodified notes. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, and may not be paid in convertible PIK notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note;

•
The smaller note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.25850 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes;

•
The collateral securing the Convertible Note was expanded by adding a first-priority lien against all of our assets other than the assets pledged with first-priority liens to CIT and to Clutterbuck Funds. When assets are released from the lien of CIT, such assets will become subject to the first-priority lien of Clutterbuck Funds and a second-priority lien of the Investor. Finally, when assets are released from the lien of Clutterbuck Funds, such assets will become subject to the first-priority lien of the Investor; and

•	Three of our subsidiaries (ProCyte Corporation, Photo Therapeutics, Inc. and SLT Technology, Inc.) have guaranteed our obligations under the modified Convertible Notes.

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

Net cash and cash equivalents used in operating activities was $399,874 for the six months ended June 30, 2010 compared to cash provided of $2,488,157 for the six months ended June 30, 2009. The decrease was mostly due to the decreases in accounts receivables and in inventories.

Net cash and cash equivalents used in investing activities was $1,103,111 for the six months ended June 30, 2010 compared to $14,478,933 for the six months ended June 30, 2009. This was primarily due to acquisition costs, net of cash received, of $12,578,022 in connection with the Photo Therapeutics acquisition for the six months ended June 30, 2009. The balance was due to the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents provided by financing activities was $2,987,304 for the six months ended June 30, 2010 compared to $15,253,598 for the six months ended June 30, 2009. In the six months ended June 30, 2010, we received $3,204,000 in proceeds from the issuance of common stock and $2,400,000 in proceeds from debt financing, which were partially offset by repayment of $1,797,114 on the line of credit, $205,707 for certain notes payable and $752,875 in registration costs. In the six months ended June 30, 2009 we received $18 million in proceeds in the convertible debt financing which was partially offset by repayment of $2,553,674 on the line of credit and $109,695 for certain notes payable.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three and six months ended June 30, 2010, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2009 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2010, we have no significant off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Certain of our outstanding warrants are accounted for as derivative financial instruments. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $5.21 on June 30, 2010 had been increased or decreased by $1.50.

The following table shows the effect of exogenous changes in the price of our common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of June 30, 2010.

		Pro-forma Information
	As Reported June 30, 2010	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$ 5.21	$ 3.71	$ 6.71

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$839,481	$533,955	$1,165,744

Change in fair value of derivative financial instruments	$ -	($305,526)	$326,263

Condensed Consolidated Statement of Operations:
Decrease in fair value of derivative financial instruments	($833,425)	($1,138,951)	($507,162)

Net loss attributable to common stockholders	($1,160,418)	($854,892)	($1,486,681)

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiary. The subsidiary’s main operating currency is pounds sterling. At the end of each reporting period, expense of the subsidiary are converted into US dollars using the average currency rate in effect for the period and assets and liabilities are converted into US dollars using the exchange rate in effect at the end of the period.

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three and six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1, Legal Proceedings, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 for descriptions of our legal proceedings.

Ra Medical

Since January 2004, we have been involved in a dispute with Ra Medical Systems, Inc. and Dean Irwin, one of our former employees, arising out of a claim of misappropriation of certain of our proprietary information. We refer to Ra Medical Systems, Inc. and Dean Irwin, collectively, in this Report as Ra Medical. In November 2004, Ra Medical brought a malicious prosecution action against us, which was subsequently settled in May 2007. In June 2006, Ra Medical brought an action against us for unfair competition. In that action, we brought counterclaims under Federal and State law addressing such issues as misappropriation, unfair competition and unfair advertising. In October 2008, Ra Medical brought a second malicious prosecution action against us and our outside counsel, alleging that the action we brought in January 2004 against Ra Medical was initiated and maintained with malice. Oral arguments were heard on certain of these matters in June 2009 and decisions from the appellate court were delivered in April 2010.

In the action we brought against Ra Medical in January 2004, the Ninth Circuit Court of Appeals ruled in our favor on two counts, and has reversed the summary judgments on those counts and remanded them back to the trial court, namely the District Court in the Southern District of California. On the third count, in which we alleged that Ra Medical had misrepresented that it had a clearance from the FDA, the appellate court affirmed the summary judgment of the trial court, holding that it was the sole province of the FDA to determine whether Ra Medical had had a clearance and finding, from the evidence presented to it, that the FDA had not made a clear, unambiguous statement that Ra Medical had lacked a necessary clearance. We have obtained new evidence in the form of letters issued by the FDA that Ra Medical lacked clearance to market its laser for any indications before April 3, 2007, the date when FDA issued a clearance to Ra Medical in its own name for its own device. We have petitioned the District Court to reconsider and reverse the partial summary judgment rendered against us. The parties have submitted their briefs and will have oral argument on September 2, 2010.

In the action brought by Ra Medical in June 2006 in the District Court for the Southern District Court of California, all of our counterclaims against Ra Medical which the trial court had dismissed have been reinstated and remanded by the Ninth Circuit Court of Appeals to the trial court.

As to the second malicious prosecution action brought by Ra Medical against us in California Superior Court, we insisted to our opponent that the action should be dismissed because there has been no final judgment in Ra Medical’s favor in the Federal action brought in January 2004. Ra Medical eventually submitted a request for voluntary dismissal without prejudice, which the Court entered on July 29, 2010, with the dismissal to be effective June 10, 2010.

St. Paul Fire and Marine Insurance Company

We have notified St. Paul Fire and Marine Insurance Company, or St. Paul, our general liability and umbrella liability insurer, of the second malicious prosecution suit brought by Ra Medical. St. Paul has claimed that it has no duty to defend us or indemnify us, asserting, among other things, that it had been released from such duties in the settlement of the previous malicious prosecution action brought by Ra Medical and has asked the court for a declaratory judgment upholding its claim. In March 2009, however, St. Paul informed us that it will pay for certain of the costs of defense subject to a full reservation of rights.  Notwithstanding the dismissal of the second malicious prosecution action, St. Paul continues to insist that this declaratory action proceed.

Dermatologist’s action against Ra Medical and PhotoMedex

On or about October 14, 2009, a dermatologist brought an action against Ra Medical in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois, docket no. 09-L-175. The plaintiff has two principal grievances against Ra Medical: (i) that Ra Medical sold the dermatologist one of its Pharos lasers in September 2006, before Ra Medical had the right under FDA regulations to sell the laser in the United States, and (ii) that the laser failed to perform according to its specifications in that it repeatedly failed to deliver the dosage of light demanded by the laser operator for the patient’s treatment, with the result that some patients were under-dosed and showed negligible or no improvement while other patients were over-dosed and their skin blistered.

The plaintiff had been an XTRAC user under contract with us before purchasing the Pharos laser from Ra Medical. In defense of our contract and to persuade the physician to remain our customer, we conducted a side-by-side test for the dermatologist, comparing the performance of the XTRAC laser and the Pharos laser. The testing showed, through use of an external power meter, that the Ra Medical laser deviated by more than plus or minus 20% from delivering the demanded dose, and thus failed to comply with FDA requirements and to fulfill its own express warranty. In addition, the Pharos laser failed to notify the operator, either during calibration before the dose delivery or after the dose had been delivered, that the laser was unable to deliver the dose demanded by the operator. In some cases, the power meter could detect no output at all from the laser, yet the laser purported to be able to deliver the demanded dose. When the plaintiff brought these deficiencies to the attention of Ra Medical, an attorney for Ra Medical threatened to sue the physician for, among other things, allowing PhotoMedex to test the laser from Ra Medical.

    The plaintiff seeks damages from Ra Medical and, having joined us in the action on June 14, 2010, seeks a declaratory judgment from the court that PhotoMedex and the plaintiff acted properly and within their rights and privileges in testing the laser from Ra Medical. We are preparing our answer to the complaint and how we should address our grievances against Ra Medical The case is in the early stages of discovery. We anticipate producing numerous other side-by-side comparison tests which we, or independent third parties whom we had engaged, conducted  and which demonstrate similar deficiencies from other tested Pharos lasers.

Other

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

On July 8, 2010, we received from AMICO Group, our distributor in the Middle East, a multi-million dollar order to purchase 75 XTRAC laser systems that will be installed in hospitals throughout the Kingdom of Saudi Arabia. The order includes customary terms and conditions, including advanced payments and letters of credit covering the purchase order. Delivery is expected to be in the third and fourth quarters of this year.

ITEM 6.  Exhibits

1.1	Underwriting Agreement, dated May 4, 2010, between PhotoMedex, Inc. and Ladenburg Thalmann & Co. Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as part of our Current Report on Form 8-K on May 4, 2010

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date August 16, 2010	By:	/s/ Dennis M. McGrath
Name: Dennis M. McGrath
Title: President & Chief Executive Officer

Date August 16, 2010	By:	/s/ Christina L. Allgeier
Name: Christina L. Allgeier
Title: Chief Financial Officer