Form 10-Q
period 2010-09-30
PHOTOMEDEX INC
filed 2010-11-15
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of November 15, 2010 was 2,772,637 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

(a) ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,517,636	$2,116,788
Restricted cash	153,228	78,000
Accounts receivable, net of allowance for doubtful accounts of $420,000 and $400,000, respectively	4,236,915	3,998,785
Inventories, net	6,457,105	7,002,850
Prepaid expenses and other current assets	656,085	345,673
Total current assets	14,020,969	13,542,096

Property and equipment, net	7,651,850	9,293,482
Patents and licensed technologies, net	7,042,305	7,751,662
Goodwill	19,569,200	19,472,686
Other intangible assets, net	1,753,353	2,020,625
Other assets	956,559	1,087,595
Total assets	$50,994,236	$53,168,146

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$211,876	$129,696
Current portion of long-term debt	3,455,025	3,179,469
Accounts payable	3,622,453	4,171,707
Accrued compensation and related expenses	864,125	1,133,346
Accrued interest payable	343,411	499,200
Customer deposits	255,444	-
Other accrued liabilities	1,814,267	1,601,414
Deferred revenues	617,107	612,757
Total current liabilities	11,183,708	11,327,589
Long-term liabilities:
Notes payable	22,166	46,477
Long-term debt	34,849	760,783
Convertible debt	19,126,457	17,369,943
Warrants related to convertible debt	874,320	741,525
Total liabilities	31,241,500	30,246,317

Stockholders’ equity:
Common stock, $.01 par value, 35,000,000 shares authorized; 2,772,637 and 2,238,153 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	27,726	22,382
Additional paid-in capital	142,395,848	138,639,143
Accumulated deficit	(122,752,246)	(115,840,931)
Accumulated other comprehensive income	81,408	101,235
Total stockholders’ equity	19,752,736	22,921,829
Total liabilities and stockholders’ equity	$50,994,236	$53,168,146

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2010		2009

Revenues:
Product sales		$7,197,163		$6,118,941
Services		2,387,885		2,478,051
		9,585,048		8,596,992

Cost of revenues:
Product cost of revenues		4,207,639		3,349,218
Services cost of revenues		1,422,766		1,531,839
		5,630,405		4,881,057

Gross profit		3,954,643		3,715,935

Operating expenses:
Selling and marketing		2,981,405		3,159,903
General and administrative		1,637,773		1,882,649
Engineering and product development		272,013		311,181
		4,891,191		5,353,733

Loss from operations		(936,548)		(1,637,798)

Other income (loss):
Interest expense, net		(863,713)		(654,721)
Change in fair value of warrants		(34,839)		281,462

Net loss	$	(1,835,100)	$	(2,011,057)

Basic and diluted net loss per share		$(0.66)		$(1.34)

Shares used in computing basic and diluted net loss per share		2,772,637		1,505,529

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Nine Months Ended September 30,
	2010		2009

Revenues:
Product sales		$17,116,750		$16,982,601
Services		7,166,263		7,426,043
		24,283,013		24,408,644

Cost of revenues:
Product cost of revenues		9,034,874		8,464,916
Services cost of revenues		4,275,137		4,119,858
		13,310,011		12,584,774

Gross profit		10,973,002		11,823,870

Operating expenses:
Selling and marketing		9,001,702		10,701,822
General and administrative		5,456,161		7,971,767
Engineering and product development		891,102		849,588
		15,348,965		19,523,177

Loss from operations		(4,375,963)		(7,699,307)

Other income (loss):
Interest expense, net		(2,402,557)		(1,738,567)
Change in fair value of warrants		(132,795)		1,205,178

Net loss	$	(6,911,315)	$	(8,232,696)

Basic and diluted net loss per share		$(2.74)		$(5.48)

Shares used in computing basic and diluted net loss per share		2,523,838		1,502,683

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
 (Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, JANUARY 1, 2010	2,238,157	$22,382	$138,639,143	$(115,840,931)	$101,235	$22,921,829
Round up for fractional shares due to the reverse stock split	480	4	(4)	-	-	-
Issuance of warrants related to debt financing	-	-	769,754	-	-	769,754
Stock options issued to consultants for services	-	-	92,908	-	-	92,908
Share-based compensation related to restricted stock	-	-	162,244	-	-	162,244
Change in cumulative translation adjustments	-	-	-	-	(19,827)	(19,827)
Share-based compensation expense related to employee options	-	-	276,309	-	-	276,309
Issuance of common stock in connection with a public offering	534,000	5,340	3,198,660	-	-	3,204,000
Registration costs in connection with a public offering	-	-	(743,166)	-	-	(743,166)
Net loss for the nine months ended September 30, 2010	-	-	-	(6,911,315)	-	(6,911,315)
BALANCE, SEPTEMBER 30, 2010	2,772,637	$27,726	$142,395,848	$(122,752,246)	$81,408	$19,752,736

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010		2009
Cash Flows From Operating Activities:
Net loss	$	(6,911,315)	$	(8,232,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		3,342,548		3,409,245
Stock options issued to consultants for services		92,908		42,533
Share-based compensation expense related to employee options and restricted stock		438,553		1,204,791
Provision for bad debts		53,205		55,088
Loss on disposal of assets		2,306		-
Change in estimated fair value of warrant liability		132,795		(1,205,178)
Changes in operating assets and liabilities:
Accounts receivable		(291,335)		1,733,253
Inventories		607,423		1,059,263
Prepaid expenses and other assets		662,147		98,453
Accounts payable		(549,253)		3,885
Accrued compensation and related expenses		(269,221)		46,121
Other accrued liabilities		212,852		155,143
Interest accrued on convertible debt		1,399,771		844,800
Customer deposits		255,444		-
Deferred revenues		4,350		(538,488)
Net cash used in operating activities		(816,822)		(1,323,787)

Cash Flows From Investing Activities:
Purchases of property and equipment		(85,213)		(61,511)
Lasers placed into service		(633,002)		(1,908,338)
Acquisition costs, net of cash received		(96,514)		(12,578,022)
Net cash used in investing activities		(814,729)		(14,547,871)

Cash Flows From Financing Activities:
Registration costs		(743,166)		(83,313)
Payments on notes payable		(346,756)		(261,756)
Issuance of restricted stock		-		280
Proceeds from issuance of common stock		3,204,000		-
Proceeds from term debt		2,500,000		-
Repayments on line of credit		(2,486,738)		(3,684,784)
Proceeds from convertible debt		-		18,000,000
Increase in restricted cash and cash equivalents		(75,228)		-
Net cash provided by financing activities		2,052,112		13,970,427
Effect of exchange rate changes on cash		(19,713)		82,249
Net increase (decrease) in cash and cash equivalents		400,848		(1,818,982)

Cash and cash equivalents, beginning of period		2,116,788		3,658,607

Cash and cash equivalents, end of period		$2,517,636		$1,839,625

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

Based upon this strategic focus, beginning in 2010, management has updated the segments that the Company now currently operates. There are now four distinct business units, or segments (as described in Note 14): three in Dermatology – Physician Domestic, Physician International, and Other Channels; and one in Surgical,– Surgical Products. The segments are distinguished by the Company’s management structure and the markets or customers served.

The Physician Domestic segment generates revenues by selling XTRAC treatments and lasers, skincare and LED products and Metvixia®, a Galderma Laboratories, L. P. drug, which the Company’s sales representatives promote and sell to domestic physicians. The Physician International segment generates revenues by selling dermatology equipment and skincare and LED products to international physicians through distributors. The Other Channels segment generates revenues by selling skincare and LED products to indoor tanning and spa markets and on-line and television retail consumer markets for home use. The Surgical Products segment generates revenues by selling laser and non-laser products including disposables to hospitals and surgery centers both domestically and internationally.

The Company’s Board of Directors approved a 1-for-6 reverse stock split of the Company’s common stock, which became effective upon receiving stockholder approval on February 3, 2010. As a result of the reverse stock split, every six shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 13.5 million shares to approximately 2.2 million shares for all periods presented.

Liquidity
As of September 30, 2010, the Company had an accumulated deficit of $122,752,246. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of September 30, 2010 were $2,670,864, including restricted cash of $153,228. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Based on its resources available at September 30, 2010, including the public offering of its securities described below, coupled with the substantial reduction in the use of cash in the last year, the Company believes that it can fund operations through and beyond the fourth quarter of 2011. However, given the uncertainty in the general economic conditions and its impact on the Company’s industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern beyond the fourth quarter of 2011.

Beginning in August 2009, the Company restructured its operations and redirected its efforts in a manner that management expects will continue to improve results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize the Company’s operational costs and capital expenditures and continues to implement the strategies that were developed to increase ongoing revenue streams.

On October 22, 2009, the Company closed a private placement of its common shares with several accredited investors, which yielded gross proceeds of approximately $2.7 million and which improved the Company’s available cash. On November 10, 2009, the Company issued to an affiliate of one of the accredited investors participating in the October 22, 2009 private placement an additional 230,000 shares at a price of $0.65 per share, which yielded additional gross proceeds of $149,500. Although this financing, together with the Company’s other resources and arrangements with creditors, satisfied its immediate liquidity constraints at such time, the Company continued to explore additional opportunities to secure capital which might be used to continue to develop new business opportunities and be used to fund operations, if necessary.

On March 19, 2010, the Company entered into a Term Loan and Security Agreement with Clutterbuck Funds LLC (“Clutterbuck Funds”), a registered investment advisor located in Cleveland, Ohio. The Company received net proceeds of $2,373,000 in the transaction. The secured term note has a principal amount of $2.5 million (the “Term Note”), which accrues interest at a rate of 12% per annum. The Term Note requires the Company to make monthly payments of interest only. The principal matures on September 19, 2011 and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that the Company has consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC (collectively, “CIT”) pursuant to the outstanding term notes with such lenders. In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of its equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant. As a result of the public offering of our common stock on May 7, 2010, the exercise price of the warrant was reduced to $6.00 and the number of shares that could be obtained by exercise was increased to 125,000.

In order to consummate the bridge financing with Clutterbuck Funds, it was necessary to secure the consent of the holder of the Company’s Convertible Notes (the “Investor”). See Note 11, Convertible Debt. As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Investor’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note, the Series B-2 Note, has a principal amount of $16,746,270. This note remains subject to the same down-round anti-dilution adjustment to the conversion price which was in the unmodified notes. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, or, pursuant to the vote of our stockholders at the Annual Meeting of Stockholders on October 28, 2010, may be paid in convertible PIK notes;

•
The smaller note, the Series B-1 Note, has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.26 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%. The full amount of the accrued interest remains payable in cash or convertible PIK notes;

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
As of September 30, 2010, the Convertible Debt stood at $20,275,560. The Company paid interest due on September 1, 2010 with additional convertible notes amounting to $728,884 (for the Series B-1 interest at 10% $126,018 and for the Series B-2 interest at 8% $602,866) and through an escrow of cash paid provisionally in lieu of an additional convertible note for the 2% incremental interest on the Series B-2 Convertible Note. Given that the stockholders approved the issuance of convertible notes for this incremental interest, the escrowed cash was returned to the Company on November 1, 2010 and a convertible note for $150,716 was issued to the Investor, effective September 1, 2010.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Fair Value Measurements
The Company measures fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 - unobservable inputs for the asset or liability that we only used when there is little, if any, market activity for the asset or liability at the measurement date.
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s recurring fair value measurements at September 30, 2010 and December 31, 2009 are as follows:

	Fair Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$874,320	$-	$-	$874,320

	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$741,525	$-	$-	$741,525

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

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells the laser through a distributor or directly to a physician or (ii) places the laser in a physician’s office (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. In some cases, the Company and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable (the “Criteria”). Until all of the Criteria have been met, the unit is carried on the books of the Company as inventory.

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection factors are recognized when invoiced amounts are fully paid or fully assured.

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

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the reporting period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and nine months ended September 30, 2010 and 2009, the Company deferred $374,766 and $491,150 respectively, under this approach.

The Company generates revenues from its Skin Care business primarily through product sales for skin health, hair care and wound care. The Company recognizes revenues on its Skin Care products and copper peptide compound when the criteria have been met, net of returns and allowances. The Company ships these products FOB shipping point.

The Company generates revenues from its Photo Therapeutics business primarily from two channels. The first is through product sales of LEDs and skincare products. The second is through milestone payments and potential royalty payments from a licensing agreement. The Company recognizes revenues from the product sales, including sales to distributors and other customers, when the Criteria have been met. The Company recognizes the milestone payments when the milestones have been achieved and potential royalty revenues as they are earned from the licensee. However, the licensee has notified the Company that it has terminated the license and thus we do not anticipate further milestone payments.

The Company generates revenues from Galderma’s Metvixia and Aktilite® products by sales generated by our sales representatives. The Company recognizes these product revenues on a net basis when the Criteria have been met.

The Company generates revenues from its Surgical Products business primarily from sales of laser systems, related maintenance service agreements, recurring laser delivery systems and laser accessories. Domestic sales generally are direct to the end-user, though the Company has some sales to or through a small number of domestic distributors; foreign sales are to distributors. The Company recognizes revenues from surgical laser and other product sales, including sales to distributors and other customers, when the Criteria have been met.

Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2010, no such impairment exists.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2010, there were no assets to be disposed of.

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2010, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2010, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Goodwill
Goodwill consists of the excess of cost over the fair value of net assets of businesses acquired. Management evaluates the recoverability of such goodwill by testing for impairment, at least annually. The first step of the impairment test requires that the Company assess the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed assessment. The second step in an assessment which involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There has been no impairment of goodwill recorded through September 30, 2010.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2010 is summarized as follows:

	Nine Months Ended September 30, 2010 (unaudited)	Year Ended December 31, 2009
Accrual at beginning of period	$773,628	$442,527
Additions due to PTL acquisition	-	227,334
Additions charged to warranty expense	389,748	369,081
Expiring warranties	(156,589)	(53,149)
Claims satisfied	(186,783)	(212,165)
Accrual at end of period	$820,004	$773,628

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

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion of the Convertible Notes, or from exercise of warrants related to the Convertible Notes or from other warrants or from the exercise of options into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 638,232 and 934,626 as of September 30, 2010 and 2009, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. Share amounts shown on the consolidated balance sheet as of September 30, 2009 and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations for the nine months ended September 30, 2009 have been adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, excluding the rounding up of fractional shares.

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Net loss	$(1,835,100)	$(2,011,057)	$(6,911,315)	$(8,232,696)
Change in cumulative translation adjustment	(85,047)	(29,987)	(19,827)	78,378
Comprehensive loss	$(1,920,147)	$(2,041,044)	$(6,931,142)	$(8,154,318)

Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC Topic 718, Share- Based Payment. Under the fair value recognition provision of this Topic, share-based compensations cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method.

Supplemental Cash Flow Information
During the nine months ended September 30, 2010, the Company paid interest payable on the convertible notes with an issuance of additional convertible debt amounting to $826,676. The Company also issued a warrant to purchase 125,000 shares of common stock related to the Term Note held by Clutterbuck Funds and which is valued at $769,754, and which offsets the carrying value of the Term Note. The Company financed certain insurance policies during the period through notes payable for $401,168.

During the nine months ended September 30, 2009, the Company issued warrants to purchase 293,611 shares of common stock to an investor that manages an investment fund (“the Investor”) in conjunction with a convertible debt arrangement which enabled the Company to purchase Photo Therapeutics. These warrants were initially valued at $1,550,311, are carried as a liability and result in a discount from the face of the convertible debt. The Company financed certain insurance policies during the period through notes payable for $485,860.

For the nine months ended September 30, 2010 and 2009, the Company paid interest in cash of $362,301 and $551,489, respectively. Income taxes paid in the nine months ended September 30, 2010 and 2009 were immaterial.

Accounting Standards Update
In October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, "Revenue Recognition - Multiple Element Arrangements." This topic amends current guidance for the allocation of arrangement consideration at the inception of an arrangement to all of its deliverables, to allow an entity to use relative selling prices when vendor-specific objective evidence of fair value or third party evidence does not exist. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

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

The purchase price exceeded the fair value of the net assets acquired by $2,651,392, which was recorded as goodwill. Acquisition costs amounting to $1,532,798 and incurred through December 31, 2008 were expensed as of December 31, 2008; acquisition costs amounting to $432,353 and incurred in 2009 were expensed as of February 27, 2009. Acquisition costs accruing after February 27, 2009 were immaterial and expensed. Based on its analyses, as of June 30, 2009 the Company determined that no earn-out would be due to Photo Therapeutics Group Ltd., and that no working capital adjustment would be made to the aggregate purchase price of $13 million. The Company made no claims for indemnification out of the $1 million set aside in escrow on February 27, 2009. The escrow was released on September 8, 2010.

The accompanying consolidated financial statements do not include any revenues or expenses related to the PTL business on or prior to February 27, 2009, the closing date of the acquisition. The Company’s unaudited pro-forma results for the three and nine months ended September 30, 2009 are summarized in the following table, assuming the acquisition had occurred on January 1, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Net revenues	$8,596,992	$25,236,052
Net loss	$(2,011,057)	$(8,945,859)
Basic and diluted loss per share	$(1.34)	$(5.95)
Shares used in calculating basic and diluted loss per share	1,505,529	1,502,683

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2009, nor to be indicative of future results of operations.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	September 30, 2010	December 31, 2009
	(unaudited)
Raw materials and work-in-progress	$4,354,328	$4,082,593
Finished goods	2,102,777	2,920,257
Total inventories	$6,457,105	$7,002,850

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of September 30, 2010 and December 31, 2009, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,921,738 and $2,388,262, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	September 30, 2010	December 31, 2009
	(unaudited)
Lasers in service	$15,138,004	$16,436,529
Computer hardware and software	361,728	368,668
Furniture and fixtures	727,780	683,573
Machinery and equipment	835,780	845,856
Leasehold improvements	339,423	262,395
	17,402,715	18,597,021
Accumulated depreciation and amortization	(9,750,865)	(9,303,539)
Property and equipment, net	$7,651,850	$9,293,482

Depreciation and related amortization expense was $2,357,175 and $2,392,053 for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010 and December 31, 2009, net property and equipment included $53,671 and $0, respectively, of assets recorded under capitalized lease arrangements, of which $34,993 and $0 was included in long-term debt at September 30, 2010 and December 31, 2009, respectively (See Note 10).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	September 30, 2010	December 31, 2009
	(unaudited)
Patents, owned and licensed, at gross costs of $8,023,136 and $8,019,351, net of accumulated amortization of $1,619,392 and $1,025,400, respectively.	$6,403,744	$6,993,951
Other licensed or developed technologies, at gross costs of $2,337,326 and $2,332,364, net of accumulated amortization of $1,698,765 and $1,574,653, respectively.	638,561	757,711
	$7,042,305	$7,751,662

Related amortization expense was $718,104 and $592,194 for the nine months ended September 30, 2010 and 2009, respectively.

On March 31, 2006, the Mount Sinai School of Medicine of New York University (“Mount Sinai”) granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai’s patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $58,618 and $61,369, net at September 30, 2010 and December 31, 2009, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai had the right to elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. This technology is for the laser treatment of vitiligo and is included in Other Licensed and Developed Technologies. The right to elect the alternate base for royalties has now expired.

Note 6
Other Intangible Assets:

Set forth below is a detailed listing of other intangible assets:

	September 30, 2010	December 31, 2009
	(unaudited)
Customer Relationships, at gross cost of $2,200,000, net of accumulated amortization of $1,779,167 and $1,669,398, respectively.	$420,833	$530,602
Tradename, at gross cost of $2,100,000, net of accumulated amortization of $767,480 and $609,977, respectively.	1,332,520	1,490,023
	$1,753,353	$2,020,625

Related amortization expense was $267,272 and $425,000 for the nine months ended September 30, 2010 and 2009, respectively. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte’s products (e.g. “Neova”). It also includes the various trademarks associated with Photo Therapeutics products (e.g. “Omnilux” and “Lumiere”).

Note 7
Accrued Compensation and Related Expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	September 30, 2010	December 31, 2009
	(unaudited)
Accrued payroll and related taxes	$190,384	$260,280
Accrued vacation	245,158	129,026
Accrued commissions and bonus	428,583	341,685
Accrued severance	-	402,355
Total accrued compensation and related expense	$864,125	$1,133,346

The Board of Directors elected to terminate, without cause, the employment of Jeffrey F. O’Donnell, the Company’s Chief Executive Officer, effective July 31, 2009. Under Mr. O’Donnell’s Employment Agreement, dated October 30, 2007, he was therefore entitled to: (i) severance equal to his base salary, including FICA taxes, from August 1, 2009 to July 31, 2010, amounting to $379,450; (ii) continuation of health benefits over the same twelve-month period, amounting to $11,579 and (iii) payment to him of an amount equal to the premiums necessary to maintain his life and disability insurance over the same twelve-month period, amounting to $8,818. These amounts were recorded as accrued severance for the year ended December 31, 2009.

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

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	September 30, 2010	December 31, 2009
	(unaudited)
Accrued professional and consulting fees	$520,007	$552,990
Accrued warranty	820,004	773,627
Accrued sales return – CVS/pharmacy	169,171	-
Accrued excise taxes and other expenses	305,085	274,797
Total other accrued liabilities	$1,814,267	$1,601,414

CVS/pharmacy informed the Company that it intended to return, and be refunded for, its entire unsold inventory of products that it purchased from PTL in 2008. The revenues from the original sales were included deferred revenues in previous quarters and were not recognized into revenue by the Company. Most of the unsold inventory has been returned to us, but in unsealable condition.

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	September 30, 2010	December 31, 2009
	(unaudited)
Note payable – unsecured creditor, interest at 3.78%, payable in monthly principal and interest installments of $45,278 through February 2011.	$179,699	$-

Note payable – unsecured creditor, interest at 5.43%, payable in monthly principal and interest installments of $49,803 through February 2010.	-	98,934

Note payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	54,343	77,239

	234,042	176,173
Less: current maturities	(211,876)	(129,696)
Notes payable, net of current maturities	$22,166	$46,477

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	September 30, 2010	December 31, 2009
	(unaudited)
Term note, net of unamortized debt discount of $548,190	$1,951,810	$-
Total borrowings on term note credit facility, net of unamortized debt discount of $7,163 and $33,744 respectively	1,484,393	3,940,252
Capital lease obligations	53,671	-
Less: current portion	(3,455,025)	(3,179,469)
Total long-term debt	$34,849	$760,783

Term Note
On March 19, 2010, the Company entered a Term Loan and Security Agreement with Clutterbuck Funds. The Company received net proceeds of $2,373,000 in the transaction. The secured Term Note has a principal amount of $2.5 million, which accrues interest at a rate of 12% per annum. The Term Note requires the Company to make monthly payments of interest only. The principal matures on September 19, 2011 and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that the Company has consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to the outstanding term notes with such lenders.

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

In connection with the CIT credit facility, the Company issued warrants to purchase 235,525 shares of the Company’s common stock to each of CIT Healthcare and Life Sciences Capital in December 2007 (33,646 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009; and 5,608 shares as further adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010). In connection with the amendment to the CIT facility, the Company issued warrants to purchase an additional 192,753 shares to CIT Healthcare in September 2008 (27,536 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009; 4,589 shares as further adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010). The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and there is no down-round price protection provision. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are, after adjustment to reflect the 1-for-7 reverse stock split effective January 26, 2009 and to reflect the 1-for-6 reverse stock split effective February 3, 2010, as follows:

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

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

Last three months of 2010	$826,394
Year Ended December 31, 2011	3,576,455
Year Ended December 31, 2012	24,575
Year Ended December 31, 2013	8,192
Total minimum payments	4,435,616

Less: interest	(390,389)
Less: unamortized warrant discount	(555,353)

Present value of total minimum obligations	$3,489,874

Note 11
Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

	September 30, 2010	December 31, 2009
	(unaudited)
Total borrowings, net of discounts and costs	$19,126,457	$17,369,943
Less: current portion	-	-
Total convertible debt	$19,126,457	$17,369,943

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

The Original Convertible Note was due on February 27, 2014 with interest payments semi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes. The effective interest rate on the Original Convertible Note is 11.64%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months. On March 1, 2010 and September 1, 2009, the Company satisfied interest payments of $748,800 and $720,000, respectively, by issuance of additional convertible notes (the “Additional Convertible Notes” and collectively with the Original Convertible Notes, the “Convertible Notes”). These notes have the same interest rate, convertible price per share and maturity date as the Original Convertible Note. No warrant was issued with the Additional Convertible Notes.

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

In order to consummate the bridge financing with a term note (see Note 10, Term Note), it was necessary to secure the consent of the Investor. As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Investor’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below;

•
The larger note has a principal amount of $16,746,270. This note remains subject to the same down-round anti-dilution adjustment to the conversion price which was in the unmodified notes. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, or, pursuant to the vote of our stockholders at the Annual Meeting of Stockholders on October 28, 2010, may be paid in convertible PIK notes;

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

In conjunction with this, the conversion price of the larger convertible note and the exercise price of the warrants were adjusted by contract using a weighted-average formula specified in the convertible note to have a conversion price and exercise price of $21.47 per share for 780,025 and 251,528, respectively.

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

Interest at 10% due under the smaller, Series B-1 Convertible Note was paid on September 1, 2010 in the form of an additional convertible note in the amount of $126,018. Interest due at 10% interest under the larger, Series B-2 Convertible Note on September 1, 2010 was $753,582. The interest that accrued at 8% was paid in the form of an Additional Convertible Note in the amount of $602,866; the interest accruing at 2% (the incremental difference between 10% and 8%) was provisionally paid in restricted cash but has now been paid by an Additional Convertible Note effective September 1, 2010, in the amount of $150,716. This resulted from an extension granted by the Investor to allow for the stockholders to approve payment of such incremental interest in the form of convertible PIK notes. The stockholders approved such form of payment on October 28, 2010. Accordingly, the Investor has authorized the return to the Company of cash which had been escrowed to secure the Investor for interest accruing in September and October and which had been recorded as restricted cash.

As of September 30, 2010, the total amount due under the convertible notes outstanding was $20,275,560 and the two notes are convertible into an aggregate of 1,203,243 shares of the Company's common stock.

Note 12
(b) Warrants

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

The warrants issued to the Investor, in conjunction with the $18 million Original Convertible Note (see Note 11, Convertible Debt), contain a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. Since the warrant contains a net settlement provision, and it is not indexed to the Company’s stock, it is accounted for as a liability.

The Company recognizes these warrants as a liability equal to their fair value on each reporting date. The Company measured the fair value of these warrants as of September 30, 2010, and recorded other expense of $34,839 resulting from the increase of the liability associated with the fair value of the warrants for the three month period and recorded other expense of $132,795 resulting from the increase of the liability associated with the fair value of the warrants for the nine months ended September 30, 2010, respectively. The Company measured the fair value of these warrants for the three and nine months ended September 30, 2009, and recorded other income of $281,462 and $1,205,178 resulting from the decrease of the liability associated with the fair value of the warrants for the three and nine months ended September 30, 2009, respectively. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated (as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010):

	September 30, 2010	December 31, 2009	September 30, 2009
Number of shares underlying warrants	293,611	244,251	174,367
Exercise price	$18.39	$22.108	$30.96
Fair value of warrants	$874,320	$741,525	$345,133
Volatility	83.12%	79.23%	82.18%
Risk-free interest rate	1.91%	3.39%	2.93%
Expected dividend yield	0%	0%	0%
Expected warrant life	6.42 years	7.17 years	7.42 years

The Company’s recurring fair value measurements at September 30, 2010 related only to the warrants issued to the Investor, and had a fair value of $874,320. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain both down-round provisions and net settlement provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine months for all financial liabilities categorized as Level 3 as of September 30, 2010 and December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2010	$741,525
Increase in fair value of warrants	132,795
Balance as of September 30, 2010	$874,320

Note 13
(c) Employee Stock Benefit Plans

The Company has two active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options to employees, directors and third-party service-providers as well as restricted stock to key employees. Under the 2005 Equity Compensation Plan, a maximum of 194,286 shares of the Company’s common stock have been reserved for issuance. At September 30, 2010, 70,049 shares were available for future grants under this plan. Under the Outside Director Plan, a maximum of 50,000 shares of the Company’s common stock have been reserved for issuance with 5,522 shares available for issuance as of September 30, 2010. The other stock option plans are frozen, and no further grants will be made from them. The foregoing figures reflect the 1-for-6 reverse split.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2010	158,304	$57.42
Granted	16,250	7.15
Cancelled	(34,645)	81.18
Outstanding, September 30, 2010	139,909	$45.68
Options excercisable at September 30, 2010	98,373	$55.48

At September 30, 2010, there was $634,343 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 1.85 years. The intrinsic value of options outstanding and exercisable at September 30, 2010 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Nine Months Ended September 30, (unaudited)
	2010	2009
Risk-free interest rate	3.67%	3.46%
Volatility	84.31%	88.67%
Expected dividend yield	0%	0%
Expected life	8.1 years	8.1 years
Estimated forfeiture rate	17%	12%

There were no stock options issued in the three months ended September 30, 2010. The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the periods ended September 30, 2010 and 2009, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

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

Compensation expense for the three months ended September 30, 2010 included $91,240 from stock options grants and $54,081 from restricted stock awards. Compensation expense for the three months ended September 30, 2009 included $80,422 from stock options grants and $54,861 from restricted stock awards.

Compensation expense for the nine months ended September 30, 2010 included $276,309 from stock options grants and $162,244 from restricted stock awards. Compensation expense for the nine months ended September 30, 2009 included $354,538 from stock options grants and $262,107 from restricted stock awards. Compensation expense is presented as part of the operating results in selling, general and administrative expenses.

Compensation expense for the three and nine months ended September 30, 2009 included $249,077 from stock option grants and $339,049 from restricted stock awards related to the accelerated vesting in connection with the termination of the Company’s former chief executive officer. No similar amounts were recorded during 2010.

For stock options granted to consultants, an additional selling, general, and administrative expense in the amount of $9,624 and $92,908 was recognized during the three and nine months ended September 30, 2010, respectively. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $11,648 and $42,553 was recognized during the three and nine months ended September 30, 2009, respectively.

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

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill from the buy-out of Acculase that was carried at $2,944,423 at September 30, 2010 and 2009 has been allocated to the domestic and international XTRAC products, based upon its fair value as of the date of the buy-out, in the amounts of $2,061,096 and $883,327, respectively. Goodwill of $13,973,385 at September 30, 2010 and 2009 from the ProCyte acquisition has been entirely allocated to the skincare products. Goodwill of $2,651,391 at September 30, 2010 from the Photo Therapeutics acquisition has been entirely allocated to the PTL products. As part of the year-end analysis, the goodwill will be reallocated based on the new business segments.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months ended September 30, 2010 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$5,171,196	$2,715,582	$524,830	$1,173,440	$9,585,048
Costs of revenues	2,577,683	2,144,915	315,237	592,570	5,630,405
Gross profit	2,593,513	570,667	209,593	580,870	3,954,643
Gross profit %	50.1%	21.0%	40.0%	49.5%	41.3%

Allocated operating expenses:
Selling, general and administrative	2,657,812	195,894	149,957	71,776	3,075,439
Engineering and product development	96,487	80,641	64,131	30,754	272,013

Unallocated operating expenses	-	-	-	-	1,543,739
	2,754,299	276,535	214,088	102,530	4,891,191
Income (loss) from operations	(160,786)	294,132	(4,495)	478,340	(936,548)

Interest expense, net	-	-	-	-	(863,713)
Change in fair value of warrant	-	-	-	-	(34,839)

Net (loss) income	$(160,786)	$294,132	$(4,495)	$478,340	$(1,835,100)

Three Months ended September 30, 2009 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$4,983,279	$1,647,031	$1,019,166	$947,516	$8,596,992
Costs of revenues	2,664,821	1,018,393	500,623	697,220	4,881,057
Gross profit	2,318,458	628,638	518,543	250,296	3,715,935
Gross profit %	46.5%	38.2%	50.9%	26.4%	43.2%

Allocated operating expenses:
Selling, general and administrative	2,808,941	378,799	148,152	40,814	3,376,706
Engineering and product development	77,647	52,078	61,126	120,330	311,181

Unallocated operating expenses	-	-	-	-	1,665,846
	2,886,588	430,877	209,278	161,144	5,353,733
Income (loss) from operations	(568,130)	197,761	309,265	89,152	(1,637,798)

Interest expense, net	-	-	-	-	(654,721)
Change in fair value of warrants	-	-	-	-	281,462

Net (loss) income	$(568,130)	$197,761	$309,265	$89,152	$(2,011,057)

Nine Months ended September 30, 2010 (unaudited)

	PHYSICIANDOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$14,435,947	$5,142,357	$1,943,717	$2,760,992	$24,283,013
Costs of revenues	7,080,523	3,697,988	1,108,468	1,423,032	13,310,011
Gross profit	7,355,424	1,444,369	835,249	1,337,960	10,973,002
Gross profit %	51.0%	28.1%	43.0%	48.5%	45.2%

Allocated operating expenses:
Selling, general and administrative	8,035,983	734,184	479,037	142,886	9,392,090
Engineering and product development	319,424	244,019	232,652	95,007	891,102

Unallocated operating expenses	-	-	-	-	5,065,773
	8,355,407	978,203	711,689	237,893	15,348,965
Income (loss) from operations	(999,983)	466,166	123,560	1,100,067	(4,375,963)

Interest expense, net	-	-	-	-	(2,402,557)
Change in fair value of warrant	-	-	-	-	(132,795)

Net (loss) income	$(999,983)	$466,166	$123,560	$1,100,067	$(6,911,315)

Nine Months ended September 30, 2009 (unaudited)

	PHYSICIANDOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$14,218,521	$4,859,620	$2,706,463	$2,624,040	$24,408,644
Costs of revenues	6,775,882	2,804,223	1,088,495	1,916,174	12,584,774
Gross profit	7,442,639	2,055,397	1,617,968	707,866	11,823,870
Gross profit %	52.3%	42.3%	59.8%	27.0%	48.4%

Allocated operating expenses:
Selling, general and administrative	9,498,548	1,147,833	469,066	217,265	11,332,712
Engineering and product development	253,102	115,333	132,761	348,392	849,588

Unallocated operating expenses	-	-	-	-	7,340,877
	9,751,650	1,263,166	601,827	565,657	19,523,177
Income (loss) from operations	(2,309,011)	792,231	1,016,141	142,209	(7,699,307)

Interest expense, net	-	-	-	-	(1,738,567)
Change in fair value of warrants	-	-	-	-	1,205,178

Net (loss) income	$(2,309,011)	$792,231	$1,016,141	$142,209	$(8,232,696)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets:
Total assets for reportable segments	$47,178,660	$49,890,944
Other unallocated assets	3,815,576	3,277,202
Consolidated total	$50,994,236	$53,168,146

For the three and nine months ended September 30, 2010 and 2009 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Domestic	$6,869,853	$6,512,236	$19,143,687	$18,098,780
Foreign	2,715,195	2,084,756	5,139,326	6,309,864
	$9,585,048	$8,596,992	$24,283,013	$24,408,644

The Company discusses segmental details in its Management Discussion and Analysis of Financial Condition and Results of Operations found elsewhere in this Quarter’s Report on Form 10-Q.

Note 15
Significant Alliances/Agreements:

The Company continues in alliance with GlobalMed (Asia) Technologies Co. as well as with Mount Sinai as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Note 16
Significant Customer Concentration:

For the three months ended September 30, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $978,606, or 10.2% of total revenues for the period. For the nine months ended September 30, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $2,628,862, or 10.8% of total revenues for the period. At September 30, 2010, the accounts receivable balance from GlobalMed Technologies was $265,582, or 6.3% of total net accounts receivable. No one customer represented 10% or more of total revenues for the three or nine months ended September 30, 2009.

Note 17
Subsequent Events:

On October 28, 2010, The Company held its annual stockholders’ meeting. The following proposals were approved:

•	The election of our Board of Directors;
•	To change our state of incorporation from Delaware to Nevada;
•	To increase the number of shares of our common stock reserved under the 2005 Equity Plan to 650,000 and otherwise amend the terms of the plan;
•	To increase the number of shares of our common stock reserved under the Non-Employee Director Plan to 60,000 and otherwise amend the terms of the plan;
•
To allow a one-time option exchange program whereby certain optionees holding options with exercise prices greater than $10.00 per share may opt to exchange such options for shares of the Company’s common stock reserved under the 2005 Equity Plan; and

•
To pay all interest accruing under Series B-2 Secured Convertible Note to the holder of the note through the issuance of additional convertible promissory notes whereby the Company has issued to the Investor an additional Convertible Note, effective September 1, 2010, in payment of interest accruing at 2% on the Series B-2 Convertible Note from March 19, 2010 to August 31, 2010.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or this Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “may,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2009. We undertake no obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

We view our current business as comprised of the following four business segments:

•	Physician Domestic;
•	Physician International;
•	Other Channels; and
•	Surgical Products.

Physician Domestic

In early 2010, we modified our discrete product sales approach for each of our segments and implemented a strategy to develop a skin health solutions-based sales force. We believe this solutions-based sales force is cost-efficient, more productive and scalable and can better increase sales and financial leverage while providing solutions across our product suite to our customers.

Rather than selling discrete products, we have shifted the way that we sell our skin health solutions from an individual product focus to educating our customers in the various ways they might utilize multiple products from our varied line to address their patients’ needs. In addition, the new sales approach has created a platform for co-marketing partnership opportunities. For example, on January 11, 2010, we entered into a co-promotion agreement with Galderma Laboratories, L.P., or Galderma, a dermatology sales company, pursuant to which we promote Galderma’s new photodynamic therapy application (Metvixia, a drug which is activated by Aktilite, an LED device) for the treatment of actinic keratosis, a pre-cancerous skin condition. Galderma pays the Company a fee for services based on net sales of the product to healthcare professionals. Co-marketing partnerships, such as our partnership with Galderma, which couple our sales force and products with complementary third-party products, provide us additional opportunities to increase revenue while leveraging our existing infrastructure. For discussion on our co-promotion agreement with Galderma, see the caption below Galderma’s Metvixia and Aktilite Products.

Our XTRAC treatment services are a U.S.-based business with revenues generally derived from procedures performed by dermatologists. We are engaged in the development, manufacturing and marketing of our proprietary XTRAC excimer laser and delivery systems and techniques used in the treatment of inflammatory skin disorders, including psoriasis, vitiligo, atopic dermatitis and leukoderma.

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

Our skincare products are aimed at the growing demand for skin health and hair care products, including products to enhance appearance and address the effects of aging on skin and hair. Our skincare products are formulated and branded for and targeted at specific markets. Our initial products addressed the dermatology and plastic and cosmetic surgery markets for use after various procedures. We added anti-aging skincare products to offer a comprehensive approach for a patient’s skincare regimen. In addition to our copper peptide based skincare products, in 2009, we introduced DNA topical products, which include DNA Nourishing Lotion and DNA Total Repair which use innovative technology to address the effects of photo-damage. In September  2010, we launched combination therapy products by uniquely combining Copper Peptide Complex and DNA repair technologies. These products are designed to activate self-healing, boost essential skin cell function and maximize results for sustained skin health. The products include Refining Eye Lift, Eye Therapy, Day Therapy SPF 30, Night Therapy, Crème De La Copper and Maximum Body Repair.

Our PTL products are non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. We have incorporated our PTL technology offering into professional products comprising the Omnilux™ systems for the medical market. Our PTL business has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, our Omnilux technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates no heat, a patient feels no pain or discomfort, resulting in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today. Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures as well as other non-medical markets around the world.

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

We are focused on expanding our sales to non-physician related channels, including the indoor tanning and spa markets and in-store, on-line and television retail channels. We access the indoor tanning and spa markets either through direct relationships with multiple-location market participants or indirectly through industry-leading distributors. To further expand our retail channels, we have entered into a relationship with GlobalBeauty Group, or GlobalBeauty, to assist in the development of new sales channels in the direct to consumer skincare market, including in-store, on-line and television retail channels. GlobalBeauty connects product-focused companies with emerging retail channels in order to expand domestic and international market opportunities.

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

Galderma’s Metvixia and Aktilite Products

On January 11, 2010, we entered into a co-promotion agreement with Galderma, pursuant to which our sales force will promote Galderma’s Metvixia drug and Aktilite LED light for the photodynamic therapy treatment of actinic keratosis. Metvixia is a topical porphyrin precursor used in photodynamic therapy. When applied to actinic keratosis lesions, Metvixia is selectively absorbed into precancerous cells causing a build-up of endogenous porphyrins. These endogenous porphyrins are illuminated with the Aktilite CL128 lamp emitting a narrow output spectrum of red light with a peak wavelength at 630 nm. Subsequently, a reaction occurs that results in the destruction of the precancerous cells. Clinical trials of the Metvixia PDT system in various countries have shown comparable or better response rates than conventional treatments, such as cryotherapy or surgery. Metvixia PDT selectively targets precancerous cells so the surrounding healthy cells are less subjected to the treatment, therein minimizing scarring and ensuring more acceptable cosmetic outcomes for patients.  We account for this special platform and distribution channel as a component of the segment Physician Domestic.

Sales and Marketing

As of September 30, 2010, our sales and marketing personnel consisted of 65 full-time positions directed to sales as follows: 59 in Physician Domestic, three in Physician International and three in Other Channels.

Reverse Stock Split

On February 3, 2010, we completed a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-6, whereby, once effective, every six shares of our common stock was exchanged for one share of our common stock. Our common stock began trading on Nasdaq on a reverse stock split-adjusted basis at the market opening on February 4, 2010. As of September 30, 2010 we had 2,772,637 shares of common stock outstanding on a post-split basis, taking into account the rounding up of fractional shares.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and nine months ended September 30, 2010. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Physician Domestic Revenues	$5,171,196	$4,983,279	$14,435,947	$14,218,521
Physician International Revenues	2,715,582	1,647,031	5,142,357	4,859,620
Other Channels Revenues	524,830	1,019,166	1,943,717	2,706,463
Total Dermatology Revenues	8,411,608	7,649,476	21,522,021	21,784,604

Surgical Products	1,173,440	947,516	2,760,992	2,624,040

Total Revenues	$9,585,048	$8,596,992	$24,283,013	$24,408,644

Physician Domestic Segment

The following table illustrates the key changes in the revenues of the Physician Domestic segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
XTRAC treatments	$2,355,078	$2,467,887	$7,109,932	$7,140,514
XTRAC laser sales	1,354,665	1,078,890	2,645,911	2,240,875
Skincare products	1,148,818	1,086,847	3,704,715	3,919,312
PTL products	236,325	349,655	802,603	917,820
Metvixia	76,310	-	172,786	-

Total Physician Domestic Revenues	$5,171,196	$4,983,279	$14,435,947	$14,218,521

XTRAC Treatments

Recognized treatment revenue for the three months ended September 30, 2010 and 2009 for domestic XTRAC procedures was $2,355,078 and $2,467,887, respectively, reflecting billed procedures of 34,826 and 36,632, respectively. In addition, 1,441 and 1,846 procedures were performed in the three months ended September 30, 2010 and 2009, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the nine months ended September 30, 2010 and 2009 for domestic XTRAC procedures was $7,109,932 and $7,140,514, respectively, reflecting billed procedures of 110,941 and 107,978, respectively. In addition, 4,232 and 4,872 procedures were performed in the nine months ended September 30, 2010 and 2009, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. The decrease in procedures in the three months ended September 30, 2010 compared to the comparable period in 2009 was largely related to our increased laser sales. The increase in procedures in the nine months ended September 30, 2010 compared to the comparable period in 2009 was largely related to our increased marketing programs. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients demonstrating that the XTRAC procedures will be of clinical benefit and generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physicians have been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended September 30, 2010 and 2009, we recognized net revenues of $22,926 (342 procedures) and $120,558 (1,881 procedures), respectively. For the nine months ended September 30, 2010, we deferred net revenues of $107,454 (1,652 procedures) compared to recognized net revenues of $98,406 (1,509 procedures) for the nine months ended September 30, 2009. The following table sets forth the above analysis for our XTRAC treatments for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Recognized treatment revenue	$2,355,078	$2,467,887	$7,109,932	$7,140,514
Change in deferred treatment revenue	(22,926)	(120,558)	107,454	(98,406)
Net billed revenue	$2,332,152	$2,347,329	$7,217,386	$7,042,108
Procedure volume total	36,267	38,478	115,173	112,850
Less: Non-billed procedures	(1,441)	(1,846)	(4,232)	(4,872)
Net billed procedures	34,826	36,632	110,941	107,978
Avg. price of treatments billed	$66.97	$64.08	$65.06	$65.22
Change in procedures with deferred treatment revenue, net	(342)	(1,881)	1,652	(1,509)

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

XTRAC laser sales

For the three months ended September 30, 2010 and 2009, domestic XTRAC laser sales were $1,354,665 and $1,078,890, respectively. There were 33 and 35 lasers sold during these periods, respectively. For the nine months ended September 30, 2010 and 2009, domestic XTRAC laser sales were $2,645,911 and $2,240,875, respectively. There were 62 and 60 lasers sold during these periods, respectively. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are thus able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model.

Skincare products

For the three months ended September 30, 2010 revenues were $1,148,818 compared to $1,086,847 in the three months ended September 30, 2009. For the nine months ended September 30, 2010 revenues were $3,704,715 compared to $3,919,312 in the nine months ended September 30, 2009. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

PTL products

For the three months ended September 30, 2010 and 2009, PTL product revenues were $236,325 and $349,655, respectively. These revenues are generated from the sale of LED devices. There were 16 LED units sold during the three months ended September 30, 2010. For the nine months ended September 30, 2010 and 2009, PTL product revenues were $802,603 and $917,820, respectively. There were 70 LED units sold during the nine months ended September 30, 2010. For the three months ended September 30, 2009, PTL product revenues were $349,655. There were 19 LED units sold during the three months ended September 30, 2009. From the date of acquisition of Photo Therapeutics on February 27, 2009 through September 30, 2009, revenues from the PTL products were $917,820 representing 34 LED units.

Metvixia

For the three and nine months ended September 30, 2010, Metvixia revenues were $76,310 and $172,786. There were no corresponding revenues for the three and nine months ended September 30, 2009 as the co-promotion agreement with Galderma began in January 2010.

Physician International Segment

The following table illustrates the key changes in the revenues of the Physician International segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
International dermatology equipment	$2,150,175	$819,568	$3,449,437	$2,879,259
Skincare products	323,750	386,162	1,011,730	865,329
PTL products	241,657	441,301	681,190	1,115,032

Total Physician International Revenues	$2,715,582	$1,647,031	$5,142,357	$4,859,620

International dermatology equipment

International sales of our XTRAC and VTRAC laser systems and related parts were $2,150,175 for the three months ended September 30, 2010 compared to $819,568 for the three months ended September 30, 2009. We sold 62 and 18 systems in the three-month periods ended September 30, 2010 and 2009, respectively. International sales of our XTRAC and VTRAC laser systems and related parts were $3,449,437 for the nine months ended September 30, 2010 compared to $2,879,259 for the nine months ended September 30, 2009. We sold 93 and 58 systems in the nine-month periods ended September 30, 2010 and 2009, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of VTRAC systems and refurbished domestic XTRAC systems sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sold 40 lasers to Amico Group, our distributor in the Middle East, as part of the multi-million dollar purchase order received in July 2010. We sold 10 lasers to Amico Group in the comparable nine month period in 2009; and

•
We also sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold two such lasers at an average price of $24,000 in the three months ended September 30, 2010, and sold 12 such lasers at an average price of $21,500 in the nine months ended September 30, 2010. We sold no such lasers in the three months ended September 30, 2009, and sold 4 such lasers at an average price of $32,500 in the nine months ended September 30, 2009; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three and nine months ended September 30, 2010, we sold 21 and 33 VTRAC systems, at an average price of $24,400 and $24,600, respectively. In the three and nine months ended September 30, 2009, we sold 10 and 23 VTRAC systems, at an average price of $25,000.

The following table illustrates the key changes in our International dermatology equipment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Revenues	$2,150,175	$819,568	$3,449,437	$2,879,259
Less: part sales	(175,425)	(209,568)	(560,687)	(647,459)
Laser/lamp revenues	1,974,750	610,000	2,888,750	2,231,800
Laser/lamp systems sold	62	18	93	58
Average revenue per laser/lamp	$31,851	$33,889	$31,062	$38,479

International Skincare products

For the three months ended September 30, 2010 revenues were $323,750 compared to $386,162 in the three months ended September 30, 2009. For the nine months ended September 30, 2010 revenues were $1,011,730 compared to $865,329 in the nine months ended September 30, 2009. These revenues are generated from the sale of various skin, hair care and wound products to distributors in international markets. The increase was due to increased volume with existing distributors.

International PTL products

For the three months ended September 30, 2010, PTL product revenues were $241,657 compared to $441,301 in the three months ended September 30, 2009. These revenues are generated from the sale of LED devices. There were 33 LED units sold during the three months ended September 30, 2010 compared to 23 units sold during the three months ended September 30, 2009. For the nine months ended September 30, 2010, PTL product revenues were $681,190, representing 76 LED units. From the date of acquisition of Photo Therapeutics on February 27, 2009 through September 30, 2009, revenues from the PTL products were $1,115,032 representing 59 LED units. The decline in PTL product revenues in the 2010 periods described above was due to a large decrease in handheld unit sales as compared to the prior year periods. In addition, the decrease in the nine-month period also resulted from the renegotiation of international distribution relationships and associated contracts, due to the transition of distributor management responsibilities to GlobalMed Technologies, the Company’s master distributor.

Other Channels Segment

The following table illustrates the key changes in the revenues of the Other Channels segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Skincare products	$255,976	$574,080	$1,035,672	$1,476,637
PTL products	268,854	445,086	908,045	1,229,826

Total Other Channels revenues	$524,830	$1,019,166	$1,943,717	$2,706,463

Skincare products

For the three months ended September 30, 2010 revenues from our skincare products were $255,976 compared to $574,080 in the three months ended September 30, 2009. For the nine months ended September 30, 2010 revenues from our skincare products were $1,035,672 compared to $1,476,637 in the nine months ended September 30, 2009. These revenues are generated from the sale of various skin, hair care and wound and from the sale of copper peptide compound in non-physician related channels. Included in the skincare product revenues for the three and nine months ended September 30, 2009 were $159,840 and $239,760 from bulk compound sales. There were no such sales in the three and nine months ended September 30, 2010.

PTL products

For the three months ended September 30, 2010 and 2009, PTL product revenues were $268,854 and $445,086, respectively. For the nine months ended September 30, 2010 and 2009, PTL product revenues were $908,045 and $1,229,826, respectively. PTL revenues are generated from the sale of LED devices in the spa and indoor tanning markets and milestone payments on a licensing agreement targeting the mass consumer acne market. Included in the nine months ended September 30, 2009, there was a milestone payment of $213,105; inasmuch as the licensee terminated the license in the quarter ended September 30, 2010, we do not anticipate further milestone payments. There was no such corresponding revenue in the nine months ended September 30, 2010.

We are actively seeking distribution channels to reach the home-use consumer market with our Clear-U™ and New-U™ hand-held LED devices.

Surgical Products Segment

Surgical Products segment revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems generate subsequent recurring sales of fibers and disposables.

For the three months ended September 30, 2010, surgical products revenues were $1,173,440 compared to $947,516 in the three months ended September 30, 2009. For the nine months ended September 30, 2010, surgical products revenues were $2,760,992 compared to $2,624,040 in the nine months ended September 30, 2009. The increases in the three and nine-month periods were mainly due to the increase in laser sales. Offsetting the increases was a decrease in fiber and other disposables sales by 13% between the comparable nine-month periods ended September 30, 2010 and 2009. We expect that our disposables base may erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a higher sales price. Included in laser sales during the three months ended September 30, 2010 and 2009 were sales of 10 and 6 diode lasers, respectively. Included in laser sales during the nine months ended September 30, 2010 and 2009 were sales of 23 and 12 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers, and thus decreased the average price per laser. During the three months ended September 30, 2010, we sold our last six holmium laser systems, which completed the phase out of these laser systems.

The following table illustrates the key changes in the revenues of the Surgical Products segment for the periods reflected below, showing gross revenues from laser systems, fibers and other disposables, and revenues specific to laser systems:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Revenues	$1,173,440	$947,516	$2,760,992	$2,624,040
Laser systems sold	16	9	30	16
Laser system revenues	$444,295	$224,750	$792,485	$355,396
Average revenue per laser	$27,768	$24,972	$26,416	$22,212

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

Product cost of revenues for the three months ended September 30, 2010 was $4,207,639, compared to $3,349,218 in the comparable period in 2009. The $858,421 increase is due to the increases in sales of XTRAC lasers in the international segment for $1,089,000.

Product cost of revenues for the nine months ended September 30, 2010 was $9,034,874, compared to $8,464,916 in the comparable period in 2009. The $569,958 increase is due to the increases in laser sales for XTRAC lasers in the international segment of $628,000 and by under-absorption of overhead in our California facility for approximately $163,000. These increases in costs were offset in part by the relocation our skincare and PTL facilities into our Pennsylvania facility, during 2009, which allowed us to reduce some of the fixed costs.

Service cost of revenues was $1,422,766 in the three months ended September 30, 2010 compared to $1,531,839 in the comparable period in 2009, representing a decrease of $109,073. The decrease is directly related to the decrease in Physician Domestic segment costs of $108,905 related to our XTRAC treatments, mainly due to an increased absorption of overhead in our California facility.

Service cost of revenues was $4,275,137 in the nine months ended September 30, 2010 compared to $4,119,858 in the comparable period in 2009, representing an increase of $155,279. The increase is directly related to the increase in Physician Domestic segment costs of $155,445 related to our XTRAC treatments, mainly due to an under-absorption of overhead in our California facility.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Product:
Physician Domestic	$1,186,844	$1,165,083	$2,901,595	$2,752,406
Physician International	2,144,915	1,018,393	3,697,988	2,804,223
Other Channels	315,237	500,623	1,108,468	1,088,495
Surgical Products	560,643	665,119	1,326,823	1,819,792
Total Product costs	$4,207,639	$3,349,218	$9,034,874	$8,464,916

Services:
Physician Domestic	$1,390,839	$1,499,744	$4,178,928	$4,023,483
Surgical Products	31,927	32,095	96,209	96,375
Total Services costs	$1,422,766	$1,531,839	$4,275,137	$4,119,858

Total Costs of Revenues	$5,630,405	$4,881,057	$13,310,011	$12,584,774

Gross Profit Analysis

Gross profit increased to $3,954,643 during the three months ended September 30, 2010 from $3,715,935 during the same period in 2009. As a percent of revenues, gross margin decreased to 41.3% for the three months ended September 30, 2010 from 43.2% for the same period in 2009. Gross profit decreased to $10,973,002 during the nine months ended September 30, 2010 from $11,823,870 during the same period in 2009. As a percent of revenues, gross margin decreased to 45.2% for the nine months ended September 30, 2010 from 48.4% for the same period in 2009.

The following table analyzes changes in our overall gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Revenues	$9,585,048	$8,596,992	$24,283,013	$24,408,644
Percent increase (decrease)	11.5%		(0.5%)
Cost of revenues	5,630,405	4,881,057	13,310,011	12,584,774
Percent increase (decrease)	15.4%		(5.8%)
Gross profit	$3,954,643	$3,715,935	$10,973,002	$11,823,870
Gross margin percentage	41.3%	43.2%	45.2%	48.4%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended September 30, 2010, compared to the same period in 2009 were as follows:

•
We sold approximately $276,000 more in domestic XTRAC lasers in the three months ended September 30, 2010 although the cost of sales associated with these sales decreased $124,000 between the comparable three month periods. The margin on these capital equipment sales was 61% in the three months ended September 30, 2010 compared to 39% in the comparable period in 2009. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•	The revenues for Metvixia products of $76,310 for the three months ended September 30, 2010 have no associated cost of sales. There were no such revenues in the three months ended September 30, 2009.

•
Offsetting the above items that had a positive impact on gross profit, gross profit decreased as a result of the mix of units sold in the international dermatology equipment segment. In this segment, we sold 41 XTRAC laser systems and 21 VTRAC lamp-based excimer systems during the three months ended September 30, 2010 and 8 XTRAC laser systems and 10 VTRAC systems in the comparable period in 2009. Included in the 41 XTRAC lasers systems sold in the three months ended September 30, 2010 were 40 laser systems to Amico Group, our distributor in the Middle East, which had a lower average selling price and gross margin percentage. There were no such laser systems sold in the three months ended September 30, 2010. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
There was additional excess and obsolete expense of $123,000 for the Skincare products due to discontinuation and/or reformulation of some of the products during the three months ended September 30, 2010.

    The primary reasons for the changes in gross profit and the gross margin percentage for the nine months ended September 30, 2010, compared to the same period in 2009 were as follows:

•	We sold 60 XTRAC laser systems and 33 VTRAC lamp-based excimer systems during the nine months ended September 30, 2010 and 35 XTRAC laser systems and 23 VTRAC systems in the comparable period in 2009. Included in the 60 XTRAC lasers systems sold were 40 laser systems to Amico Group, our distributor in the Middle East and 12 used laser systems, both of which have a lower average selling price and gross margin percentage, compared to 4 used laser systems sold in the nine months ended September 30, 2009. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
There were increases in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $560,000. These under-absorptions were due to delays in production during the first six months of 2010.

•	Revenues for the nine months ended September 30, 2009 included a milestone payment to us from a licensee of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device.

•
There was additional excess and obsolete expense of $123,000 for the Skincare products due to discontinuation and/or reformulation of some of the products during the nine months ended September 30, 2010.

•
Offsetting the above items that had a negative impact on gross profit, we sold approximately $405,000 more in domestic XTRAC lasers in the nine months ended September 30, 2010 although the cost of sales associated with these sales decreased $78,000 between the comparable nine month periods. The margin on these capital equipment sales was 65% in the nine months ended September 30, 2010 compared to 53% in the comparable period in 2009. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•	The revenues for Metvixia products of $172,786 for the nine months ended September 30, 2010 have no associated cost of sales. There were no such revenues for the nine months ended September 30, 2009.

The following table analyzes the gross profit for our Physician Domestic segment for the periods presented below:

Physician Domestic Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Revenues	$5,171,196	$4,983,279	$14,435,947	$14,218,521
Percent increase	3.8%		1.5%
Cost of revenues	2,577,683	2,664,827	7,080,523	6,775,889
Percent (decrease) increase	(3.3%)		4.5%
Gross profit	$2,593,513	$2,318,452	$7,355,424	$7,442,632
Gross margin percentage	50.2%	46.5%	51.0%	52.3%

Gross profit increased for this segment for the three months ended September 30, 2010 from the comparable period in 2009 by $275,061. The key factors for the increase were as follows:

•
We sold approximately $276,000 more in domestic XTRAC lasers in the three months ended September 30, 2010, although the cost of sales associated with these sales decreased $124,000 between the comparable three month periods. The margin on these capital equipment sales was 61% in the three months ended September 30, 2010 compared to 39% in the comparable period in 2009. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
There was a decrease in certain allocable XTRAC manufacturing overhead costs due to better absorption of the overhead costs of approximately $87,000. This decrease was due to greater production during the three months ended September 30, 2010.

•	The revenues for Metvixia products of $76,310 for the three months ended September 30, 2010 have no associated cost of sales. There were no such revenues for the three months ended September 30, 2009.

•
Offsetting the above items that had a positive impact on gross profit, there was additional excess and obsolete expense for the Skincare products due to discontinuation and/or reformulation of some of the products during the three months ended September 30, 2010. The portion allocated to the physician domestic segment was approximately $81,000.

•
For the three months ended September 30, 2010, PTL product revenues decreased $113,330 over the prior year period, while the cost of sales for these products decreased $51,572 for the same comparable periods. Due to the acquisition, an additional amortization of $185,000 is allocated to the segments based on each segment’s revenues for PTL products.

Gross profit decreased for this segment for the nine months ended September 30, 2010 from the comparable period in 2009 by $87,208. The key factors for the decrease were as follows:

•
There was an increase in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $248,000. This increase was due to delays in production during the first half of 2010.

•
For the nine months ended September 30, 2010, PTL product revenues decreased $115,217 over the prior year period, while the cost of sales for these products increased $167,287 for the same comparable periods. This cost of sales was due to the acquisition of Photo Therapeutics which occurred on February 27, 2009, so there was only seven months’ activity in the comparable prior year period. Due to the acquisition, an additional amortization of $555,000 is allocated to the segments based on each segment’s revenues for PTL products.

•
There was additional excess and obsolete expense for the Skincare products due to discontinuation and/or reformulation of some of the products during the nine months ended September 30, 2010. The portion allocated to the physician domestic segment was approximately $81,000.

•
Offsetting the above items that had a negative impact on gross profit, we sold approximately $405,000 more in domestic XTRAC lasers in the nine months ended September 30, 2010, although the cost of sales associated with these sales decreased $78,000 between the comparable nine month periods. The margin on these capital equipment sales was 65% in the nine months ended September 30, 2010 compared to 53% in the comparable period in 2009. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•	The revenues for Metvixia products of $172,786 for the nine months ended September 30, 2010 have no associated cost of sales. There were no such revenues for the nine months ended September 30, 2009.

The following table analyzes the gross profit for our Physician International segment for the periods presented below:

Physician International Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Revenues	$2,715,582	$1,647,031	$5,142,357	$4,859,620
Percent increase	64.9%		5.8%
Cost of revenues	2,144,915	1,018,393	3,697,988	2,804,223
Percent increase	110.6%		31.9%
Gross profit	$570,667	$628,638	$1,444,369	$2,055,397
Gross margin percentage	21.0%	38.2%	28.1%	42.3%

Gross profit for the three months ended September 30, 2010 decreased by $57,971 from the comparable period in 2009. The key factors for the decrease were as follows:

•
We sold 41 XTRAC laser systems and 21 VTRAC lamp-based excimer systems during the three months ended September 30, 2010 and 8 XTRAC laser systems and 10 VTRAC systems in the comparable period in 2009. Included in the 41 XTRAC lasers systems sold in the three months ended September 30, 2010 were 40 laser systems to Amico Group, our distributor in the Middle East, which had a lower average selling price and gross margin percentage. There were no such laser systems sold in the three months ended September 30, 2010. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•	International part sales, which have a higher margin percentage than system sales, decreased 16% or $34,143 for the three months ended September 30, 2010 as compared to the same period in 2009.

•
There was additional excess and obsolete expense for the Skincare products due to discontinuation and/or reformulation of some of the products during the nine months ended September 30, 2010. The portion allocated to the physician international segment was approximately $24,000.

•
For the three months ended September 30, 2010, PTL product revenues decreased $200,000 over the prior year period, while the cost of sales for these products decreased $106,000 for the same comparable periods. Due to the acquisition there is additional amortization of $185,000 that is allocated to the segments based on each segment’s revenues for PTL products.

Gross profit for the nine months ended September 30, 2010 decreased by $611,028 from the comparable period in 2009. The key factors for the decrease were as follows:

•
We sold 60 XTRAC laser systems and 33 VTRAC lamp-based excimer systems during the nine months ended September 30, 2010 and 35 XTRAC laser systems and 23 VTRAC systems in the comparable period in 2009. Included in the 60 XTRAC lasers systems sold were 40 laser systems to Amico Group, our distributor in the Middle East and 12 used laser systems, both of which have a lower average selling price and gross margin percentage, compared to 4 used laser systems sold in the nine months ended September 30, 2009. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
Gross profit for the nine months ended September 30, 2010 was negatively impacted by increases in certain allocable XTRAC manufacturing overhead costs that are charged against international dermatology equipment. These increased costs, which approximated $135,000, related to an under-absorption of manufacturing costs due to delays in production.

•	International part sales, which have a higher margin percentage than system sales, decreased 13% or $86,772 for the nine months ended September 30, 2010 as compared to the same period in 2009.

•
For the nine months ended September 30, 2010, skincare product revenues increased $146,401 over the prior year period, while the cost of sales for these products increased $111,156 for the same comparable periods, including the additional excess and obsolete expense of approximately $24,000.

•
For the nine months ended September 30, 2010, PTL product revenues decreased $433,842 over the prior year period, while the cost of sales for these products decreased $73,487 for the same comparable periods. This cost of sales was due to the acquisition of Photo Therapeutics which occurred on February 27, 2009, so there was only seven months’ activity in the comparable prior year period. Due to the acquisition there is additional amortization of $555,000 that is allocated to the segments based on each segment’s revenues for PTL products.

The following table analyzes the gross profit for our Other Channels segment for the periods presented below:

Other Channels Segment	Three Months Ended September 30,(unaudited)		Nine Months Ended September 30,(unaudited)
	2010	2009	2010	2009
Revenues	$524,830	$1,019,166	$1,943,717	$2,706,463
Percent decrease	(94.2%)		(28.2%)
Cost of revenues	315,237	500,623	1,108,468	1,088,495
Percent (decrease) increase	(37.0%)		1.8%
Gross profit	$209,593	$518,543	$835,249	$1,617,968
Gross margin percentage	39.9%	50.9%	43.0%	59.8%

Gross profit decreased for the three months ended September 30, 2010 by $308,950 from the comparable period in 2009. The key factors for the changes in this business segment were as follows:

•
For the three months ended September 30, 2010, skincare product revenues decreased $318,104 over the prior year period, while the cost of sales for these products decreased $97,319 for the same comparable periods. Included in the three months ended September 30, 2009 was $159,840 in bulk compound revenues. There was no corresponding revenue in the three months ended September 30, 2010.

•	The cost of sales for the PTL business increased mainly due to the additional amortization of $185,000 that is allocated to the segments based on each segment’s revenues for PTL products.

Gross profit decreased for the nine months ended September 30, 2010 by $782,719 from the comparable period in 2009. The key factors for the changes in this business segment were as follows:

•
Revenues for the nine months ended September 30, 2009 included a milestone payment of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. There are no costs associated with this revenue stream.

•
For the nine months ended September 30, 2010, skincare product revenues decreased $461,465 over the prior year period, while the cost of sales for these products decreased $179,396 for the same comparable periods. Included in the nine months ended September 30, 2009 was $239,760 in bulk compound revenues. There was no corresponding revenue in the nine months ended September 30, 2010.

•
The cost of sales for the PTL business increased mainly due to the fact that it was acquired on February 27, 2009, and consequently the comparable prior year period reflects only one month of activity. In addition, due to the acquisition there is additional amortization of $370,000 that is allocated to the segments based on each segment’s revenues for PTL products.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2009	2010	2009
Revenues	$1,173,440	$947,516	$2,760,992	$2,624,040
Percent increase	23.8%		5.2%
Cost of revenues	592,570	697,214	1,423,032	1,916,167
Percent decrease	(15.0%)		(25.7%)
Gross profit	$580,870	$250,302	$1,337,960	$707,873
Gross margin percentage	49.5%	26.4%	48.5%	27.0%

Gross profit for our Surgical Products segment in the three months ended September 30, 2010 increased by $330,568 from the comparable period in 2009. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended September 30, 2010 increased by $225,924 from the three months ended September 30, 2009. There were 7 additional laser systems sold in the three months ended September 30, 2010 than in the comparable period of 2009. Additionally, the lasers sold in the 2010 period were sold at higher prices than those sold in the comparable period in 2009. The increase in average price per laser was largely due to the mix of lasers sold and volume discounts in the prior year period. Included in the laser sales for the three months ended September 30, 2010 and 2009 were sales of diode lasers of $228,000, representing 10 systems, and $98,000, representing 6 systems respectively, which have substantially lower list sales prices than our other types of surgical lasers.

•
Beginning in 2010, the various allocable manufacturing costs of the Pennsylvania facility are allocated to surgical products, skincare and PTL products. In prior years, these costs were allocated to surgical products only. During 2009 we relocated our skincare and PTL facilities into our Pennsylvania facility and are now able to spread these fixed costs over many product lines.

Gross profit for our Surgical Products segment in the nine months ended September 30, 2010 increased by $630,087 from the comparable period in 2009. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the nine months ended September 30, 2010 increased by $136,952 from the nine months ended September 30, 2009. There were 14 additional laser systems sold in the nine months ended September 30, 2010 than in the comparable period of 2009. Additionally, the lasers sold in the 2010 period were sold at higher prices than those sold in the comparable period in 2009. The increase in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the nine months ended September 30, 2010 and 2009 were sales of diode lasers of $525,000, representing 23 systems, and $189,000, representing 12 systems respectively, which have substantially lower list sales prices than our other types of surgical lasers.

•
Beginning in 2010, the various allocable manufacturing costs of the Pennsylvania facility are allocated to surgical products, skincare and PTL products. In prior years, these costs were allocated to surgical products only. During 2009 we relocated our skincare and PTL facilities into our Pennsylvania facility and are now able to spread these fixed costs over many product lines.

•
Offsetting the above items that had a positive impact on gross profit, there was a decrease in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 13% between the comparable nine-month periods ended September 30, 2010 and 2009.

Selling, General and Administrative Expenses

For the three months ended September 30, 2010, selling, general and administrative expenses decreased to $4,619,178 from $5,042,552 for the three months ended September 30, 2009 for the following reasons:

•	There was a $107,000 decrease in salaries, benefits and travel expenses associated with a decrease in the sales and marketing force over the comparable prior year period.

•	There was a decrease of approximately $131,000 in legal costs in the current three-month period.

•	There was also a decrease in marketing expense of $40,000 which resulted from improved control over marketing efforts.

•	Additionally, there was a decrease in amortization expense of $85,000 related to intangibles that are fully amortized.

For the nine months ended September 30, 2010, selling, general and administrative expenses decreased to $14,457,863 from $18,673,589 for the nine months ended September 30, 2009 for the following reasons:

•	There was a decrease related to a $1,110,000 decrease in salaries, benefits and travel expenses associated with a decrease in the sales and marketing force.

•
In the nine months ended September 30, 2009, we expensed $432,000 of legal and transaction costs under ASC Topic 718 incurred in connection with the acquisition of Photo Therapeutics. There was no such corresponding expense in the nine months ended September 30, 2010.

•
We expensed approximately $987,000 during the nine months ended September 30, 2009 related to severance and accelerated vesting of restricted stock and options in connection with the termination of our former chief executive officer. In addition there was a decrease in stock compensation expense of $136,000, mainly due to this termination and a decrease in general and administrative salary and benefit expenses of approximately $194,000.

•	There was a decrease of approximately $438,000 in legal costs in the current nine-month period.

•	There was also a decrease in marketing expense of $296,000 which resulted from improved control over marketing efforts.

•	Additionally, there was a decrease in amortization expense of $158,000 related to intangibles that are fully amortized.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2010 decreased to $272,013 from $311,181 for the three months ended September 30, 2009. Engineering and product development expenses for the nine months ended September 30, 2010 increased to $891,102 from $849,588 for the nine months ended September 30, 2009. The increase is directly related to engineering and product development expenses related to the PTL products. PTL was acquired on February 27, 2009, and therefore only seven months of expense was included in the nine months ended September 30, 2009 compared to a full nine months in 2010.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2010 increased to $863,713 from $654,721 for the three months ended September 30, 2009. The change in net interest expense was the result of the interest expense on the convertible debt. The following table illustrates the change in interest expense, net:

	Three Months Ended September 30, (unaudited)
	2010	2009	Change

Interest expense	$870,088	$655,518	$214,570
Interest income	(6,375)	(797)	(5,578)
Net interest expense	$863,713	$654,721	$208,992

Net interest expense for the nine months ended September 30, 2010 increased to $2,402,557 from $1,738,567 for the nine months ended September 30, 2009. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Nine Months Ended September 30, (unaudited)
	2010	2009	Change

Interest expense	$2,409,301	$1,745,993	$663,308
Interest income	(6,744)	(7,426)	682
Net interest expense	$2,402,557	$1,738,567	$663,990

Change in Fair Value of Warrants

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) warrants issued in connection with the financing to acquire PTL were recorded at fair value and recognized as liabilities. In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of these warrants as of September 30, 2010, and recorded $34,839 and $132,795 for the three and nine months ended September 30, 2010, respectively, in other expense in recording the liabilities associated with these warrants at their fair value as of September 30, 2010. We measured the fair value of these warrants as of September 30, 2009, and recognized $281,462 and $1,205,178 for the three and nine months ended September 30, 2009, respectively, in Other Income in recording the liabilities associated with these warrants at their fair value as of September 30, 2009.

Net Loss

The factors described above resulted in a net loss of $1,835,100 during the three months ended September 30, 2010, as compared to a net loss of $2,011,057 during the three months ended September 30, 2009, a decrease of 8.7%. The factors described above resulted in a net loss of $6,911,315 during the nine months ended September 30, 2010, as compared to a net loss of $8,232,696 during the nine months ended September 30, 2009, a decrease of 16.1%.

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods:

	For the three months ended September 30, (unaudited)
	2010	2009	Change

Net loss	$1,835,100	$2,011,057		$175,957

Components included in net loss:
Depreciation and amortization	$(1,084,055)	$(1,221,778)		$137,723
Stock-based compensation	(154,945)	(146,932)		(8,013)
Interest expense, net	(863,713)	(654,721)		(208,992)
Change in fair value of warrants	(34,839)	281,462		(316,301)
	$(2,137,552)	$(1,741,969)	$	(395,583)

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods:

	For the nine months ended September 30, (unaudited)
	2010	2009	Change

Net loss	$6,911,315	$8,232,696		$1,321,381

Components included in net loss:
Depreciation and amortization	$(3,342,548)	$(3,409,245)		$66,697
Stock-based compensation	(531,461)	(1,247,324)		715,863
Acquisition expenses	-	(432,352)		432,352
Interest expense, net	(2,402,557)	(1,738,567)		(663,990)
Change in fair value of warrants	(132,795)	1,205,178		(1,337,973)
	$(6,409,361)	$(5,622,310)	$	(787,051)

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At September 30, 2010, our current ratio was 1.25 compared to 1.20 at December 31, 2009. As of September 30, 2010 we had $2,837,261 of working capital compared to $2,214,505 as of December 31, 2009. Cash and cash equivalents were $2,670,864 as of September 30, 2010, as compared to $2,194,788 as of December 31, 2009. We had $153,228 and $78,000 of cash that was classified as restricted as of September 30, 2010 and December 31, 2009, respectively.

Based on our resources available at September 30, 2010, including the public offering of our securities described below, and the substantial reduction in the use of cash in the last year, we believe that we can fund our operations through and beyond the fourth quarter of 2011. However, given the uncertainty in the general economic conditions and its impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern beyond the fourth quarter of 2011.

We have restructured our operations and redirected our efforts in a manner that management believes will continue to improve results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize our operational costs and capital expenditures and continues the implementation of strategies that were developed to increase ongoing revenue streams.

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

•
The larger note has a principal amount of $16,746,270. The note remains subject to the same down-round anti-provision adjustment to the conversion price which was in the unmodified notes. The interest rate of this note was increased from 8% to 10%. The incremental 2% increase in the interest rate may be paid in cash, and may not be paid in convertible PIK notes unless and until our stockholders vote to approve payment in the form of a convertible PIK note, which the stockholders have done on October 28, 2010;

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

Net cash and cash equivalents used in operating activities was $816,822 for the nine months ended September 30, 2010 compared to $1,323,787 for the nine months ended September 30, 2009. The decrease was mostly due to the overall decrease in net loss.

Net cash and cash equivalents used in investing activities was $814,729 for the nine months ended September 30, 2010 compared to $14,547,871 for the nine months ended September 30, 2009. This was primarily due to acquisition costs, net of cash received, of $12,578,022 in connection with the Photo Therapeutics acquisition for the nine months ended September 30, 2009. The balance was due to the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents provided by financing activities was $2,052,112 for the nine months ended September 30, 2010 compared to $13,970,427 for the nine months ended September 30, 2009. In the nine months ended September 30, 2010, we received $3,204,000 in proceeds from the issuance of common stock and $2,500,000 in proceeds from debt financing, which were partially offset by repayment of $2,486,738 on the line of credit, $346,756 for certain notes payable and $743,166 in registration costs. In the nine months ended September 30, 2009 we received $18 million in proceeds in the convertible debt financing which was partially offset by repayment of $3,684,784 on the line of credit and $261,756 for certain notes payable.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three and nine months ended September 30, 2010, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2009 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2010, we have no significant off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Certain of our outstanding warrants are accounted for as derivative financial instruments. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $5.52 on September 30, 2010 had been increased or decreased by $1.50.

The following table shows the effect of exogenous changes in the price of our common stock on the derivative financial instruments shown in the condensed consolidated balance sheets and the fair value of such derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of September 30, 2010.

		Pro-forma Information
	As Reported September 30, 2010	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$5.52	$4.02	$7.02

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$874,320	$571,088	$1,197,618

Change in fair value of derivative financial instruments	$-	$(303,232)	$323,298

Condensed Consolidated Statement of Operations:
Increase (decrease) in fair value of derivative financial instruments	$34,839	$(268,393)	$358,137

Net loss attributable to common stockholders	$(1,835,100)	$(1,531,868)	$(2,158,398)

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiary. The subsidiary’s main operating currency is pounds sterling. At the end of each reporting period, revenue and expense of the subsidiary are converted into US dollars using the average currency rate in effect for the period and assets and liabilities are converted into US dollars using the exchange rate in effect at the end of the period.

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

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the three and nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1, Legal Proceedings, in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and March 31, 2010 for descriptions of our legal proceedings.

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

In the action we brought against Ra Medical in January 2004, the Ninth Circuit Court of Appeals ruled in our favor on two counts, and has reversed the summary judgments on those counts and remanded them back to the trial court, namely the District Court in the Southern District of California. On the third count, in which we alleged that Ra Medical had misrepresented that it had a clearance from the US Food and Drug Administration, or FDA, the appellate court affirmed the summary judgment of the trial court, holding that it was the sole province of the FDA to determine whether Ra Medical had had a clearance and finding, from the evidence presented to it, that the FDA had not made a clear, unambiguous statement that Ra Medical had lacked a necessary clearance. We have obtained new evidence in the form of letters issued by the FDA that Ra Medical lacked clearance to market its laser for any indications before April 3, 2007, the date when FDA issued a clearance to Ra Medical in its own name for its own device. In the most recent such letter, dated June 4, 2010, the FDA stated: FDA “informed Ra Medical that it was to cease marketing its laser until it had received clearance for their 510(k) submission covering 4 indications: psoriasis, vitiligo, atopic dermatitis and leukoderma. Until that clearance issued, FDA had determined that Ra Medical had no clearance or authority to market its laser for the 4 indications, or for any other indication.” We petitioned the District Court to reconsider and reverse the partial summary judgment rendered against us. The District Court denied our petition as untimely, based on procedural grounds; the District Court made no determination on the merits and did not accept or reject the FDA’s clear statement that Ra Medical had no right to market its excimer laser prior to April 3, 2007. The case will go forward on the two counts that were remanded by the Court of Appeals to the District Court.

In the action brought by Ra Medical in June 2006 in the District Court for the Southern District Court of California, all of our counterclaims against Ra Medical which the trial court had dismissed have been reinstated and remanded by the Ninth Circuit Court of Appeals to the trial court. Among such counterclaims are one for misappropriation of our XTRAC technology and another for interference in the contracts we have with our customers. We expect that the case will soon move into discovery phase.

As to the second malicious prosecution action brought by Ra Medical against us in California Superior Court, we insisted to our opponent that the action should be dismissed because there had been no final judgment in Ra Medical’s favor in the Federal action brought in January 2004. Ra Medical eventually submitted a request for voluntary dismissal without prejudice, which the Court entered on July 29, 2010, with the dismissal to be effective June 10, 2010.  Because of the action brought prematurely by Ra Medical and its attorney, we were put to needless expense; we are weighing our options to obtain redress for those expenses and the underlying damage to our corporate image and the value of our common stock as a result of the suit and the press release issued by Ra Medical announcing the suit.

St. Paul Fire and Marine Insurance Company

We have notified St. Paul Fire and Marine Insurance Company, or St. Paul, our general liability and umbrella liability insurer, of the second malicious prosecution suit brought by Ra Medical. St. Paul has claimed that it has no duty to defend us or indemnify us, asserting, among other things, that it had been released from such duties in the settlement of the previous malicious prosecution action brought by Ra Medical and has asked the court for a declaratory judgment upholding its claim. In March 2009, however, St. Paul informed us that it will pay for certain of the costs of defense subject to a full reservation of rights.  Notwithstanding the dismissal of the second malicious prosecution action, St. Paul continues to insist that this declaratory action proceed. Discovery is  ongoing.

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

The plaintiff had been an XTRAC user under contract with us before purchasing the Pharos laser from Ra Medical. In defense of our contract and to persuade the physician to remain our customer, we conducted a side-by-side test for the dermatologist, comparing the performance of the XTRAC laser and the Pharos laser. The testing showed, through use of an external power meter, that the Ra Medical laser deviated by more than plus or minus 20% from delivering the demanded dose, and thus failed to comply with FDA requirements and to fulfill its own express warranty. In addition, the Pharos laser failed to notify the operator, either during calibration before the dose delivery or after the dose had been delivered, that the laser was unable to deliver the dose demanded by the operator. In some cases, the power meter could detect no output at all from the laser, yet the laser purported to be able to deliver the demanded dose.  When the plaintiff brought such deficiencies to the attention of Ra Medical, an attorney for Ra Medical threatened to sue the physician for, among other things, allowing PhotoMedex to test the laser which the plaintiff had purchased from Ra Medical.

The plaintiff seeks damages from Ra Medical and, having joined us in the action on June 14, 2010, seeks a declaratory judgment from the court that PhotoMedex and the plaintiff acted properly and within their rights and privileges in testing the laser from Ra Medical. We have answered the complaint and also lodged against Ra Medical a claim for interference with prospective economic advantage from the plaintiff and from other similarly situated customers of ours.

Other

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

4.16	Secured Convertible Promissory Note dated September 1, 2010 in favor of Perseus Partners VII, L.P. (Series B-1 at 10%)
4.17	Secured Convertible Promissory Note dated September 1, 2010 in favor of Perseus Partners VII, L.P. (Series B-2 at 8%)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date November 15, 2010	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Executive Officer

Date November 15, 2010	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer