Form 10-K
period 2010-12-31
PHOTOMEDEX INC
filed 2011-03-31
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________
Commission file number: 0-11635

PHOTOMEDEX, INC.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	59-2058100 (I.R.S. Employer Identification No.)

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

Yes[    ] No [__]
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

Yes [ ] No [X]

The number of shares outstanding of our common stock as of June 30, 2010, was 2,772,637 shares. The aggregate market value of the common stock held by non-affiliates (2,162,841 shares), based on the closing market price ($5.21) of the common stock as of June 30, 2010 was $11,268,402.

As of March 30, 2011, the number of shares outstanding of our common stock was 3,069,749.

i

Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation, (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements.

PART I
Item 1.	Business

Our Company

We are a Global Skin Health Solutions™ company that provides disease management and aesthetic solutions through innovative laser systems, light-based devices and science-based skincare products. Through our relationships with dermatologists and plastic surgeons, our products address multiple skin diseases and skin conditions, including psoriasis, vitiligo, acne and sun damage. Our experience in addressing these diseases and conditions in the physician market has allowed us to expand our products and services to provide skin health solutions to certain non-physician markets.

Our History

We were organized in 1987 and through 1999 were principally a research and development company with insignificant end-user revenue. In January 2000, the FDA issued a 510(k) clearance for the XTRAC laser system, an important milestone in our history. The XTRAC was a breakthrough technology designed to treat psoriasis using targeted narrow band UVB light. Despite receiving FDA clearance, our ability to commercialize the XTRAC was limited due to the lack of insurance reimbursement available for the treatment, a key driver in the acceptance by dermatologists and their psoriasis patients. We undertook a prolonged effort to establish insurance reimbursement, an effort that would ultimately take until 2007 for the Blue Cross Blue Shield Association to include the XTRAC in its National Reference Policy and until 2008 for all of the Blue Cross and Blue Shield Plans and virtually all other major plans to issue policies covering the system.

From our organization through early 2009, we augmented our business through a series of acquisitions which expanded our product suite to include skincare and LED (Light Emitting Diode) product lines. While these acquisitions, along with the development and growth of the XTRAC business, have significantly increased our revenues over this time, the limited integration of the sales and marketing teams which were previously product-focused, coupled with an emphasis on short-term goals over long-term strategy, has resulted in a history of losses.

Our Key Strategies

We concentrate our strategic efforts primarily in the physician market both domestically and internationally. Supporting those efforts we have initiated a renewed commitment to innovation, whereby we look to maximize the application of our technologies and utilize the significant scientific resources available to us in each of our product areas. And, finally we look to leverage our experience and substantial product advancements in the physician market into non-physician based markets, or alternate channels, that may benefit from those technological advancements.

Establishment of a Leaner, Highly Trained Sales Force

In the U.S. we market and sell our products through a direct sales organization capable of addressing each product area with specific expertise. Our focus on enhanced training of our sales organization has increased our ability to drive sales and to support our customer base with a leaner and more cost-effective sales force since the strategy change in 2009.

Our growing sales force consists today of 32 direct sales representatives led by an experienced sales management team of eight professionals and supported by a marketing organization consisting of seven employees.

Expanded International Capabilities

In the third quarter of 2009, we realigned our international operations and selling approach, and the once limited capabilities of the international organization have been enhanced through two initiatives.

First, we have entered into an expanded management relationship with GlobalMed with respect to our laser and light-based devices. GlobalMed is an international distribution and management company focused on creating increased market opportunity through the engagement and management of local in-country distributors and providing assistance in expediting regulatory approvals. Historically, GlobalMed managed our distribution relationships in the Pacific Rim for the XTRAC and VTRAC product lines, which represented a majority of our total international device sales. As a result of its success in managing our Pacific Rim distribution relationships, we have now expanded its responsibilities to include all of our laser- and light-based devices in substantially all markets outside of the U.S. GlobalMed’s efforts are supported by our internal organization and by GlobalMed employees in major regions of the world.

Second, we have undertaken significant efforts to expand the international reach of our skincare business in both the physician and consumer channels. We have reformulated our clinical skincare products by eliminating certain preservatives and other ingredients in order to comply with international regulations. Our skincare product packaging has been redesigned to meet international regulations, and we have registered our products in certain foreign jurisdictions. Our sales approach incorporates procedure-specific protocols for in-office treatments coupled with outpatient product kits designed for patients to continue to use the products at home. The protocols utilize our skincare products and Omnilux professional and hand-held LED light systems in a regimen designed to address skin rejuvenation, acne clearance, skin brightening, eye treatment and recovery and photoaging repair. In these unique protocols, our copper peptide complexes, DNA repair enzymes and LED technology provide patients with optimized treatment outcomes.

Development of Alternate Channels

Certain of our technologies have applications outside our historical physician based sales channel, and we look to continue to expand our sales into these market opportunities.

Our sales capabilities relating to non-physician channels are comprised of an internal sales organization of three professionals and an external organization of channel-specific partners who encompass the knowledge and expertise required of their unique markets. Through these sales capabilities we have the ability to address such alternate channels as the consumer skincare market through on-line, television and retail channels as well as the indoor tanning and spa markets through major distribution partners.

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

        XTRAC Velocity.    Prior to June 2009, we offered the XTRAC Ultra as our only solution for the treatment of psoriasis. The XTRAC Ultra is most appropriate for use on patients with mild to moderate psoriasis. We did not have a practical solution which physicians could use to treat patients with severe psoriasis. Over $1 billion is spent annually in the U.S. on device and drug treatments intended for severe psoriasis, many of which have systemic side effects or FDA warning labels. To deliver a safe and more cost-effective treatment for severe psoriasis, we launched the XTRAC Velocity, an innovation of the XTRAC Ultra. The XTRAC Velocity is three times faster and more powerful than the XTRAC Ultra, making it ideal for practices having a greater mix of severe patients or having a significantly larger volume of psoriasis patients overall. With the innovation of the XTRAC Ultra into the XTRAC Velocity, we now have a psoriasis solution for physician practices of all sizes and patient demographics.

In addition, beginning in early 2010, Dr. John Y. M. Koo, the Director of the Psoriasis Treatment Center at the University of California San Francisco Medical Center, initiated a clinical study to demonstrate the effectiveness of the XTRAC Velocity in combination with the drug Clobex from Galderma for patients with severe psoriasis. Dr. Koo has published numerous articles and book chapters in the field of psoriasis. The goal of this study is to achieve better patient results in fewer treatments than either the drug or the XTRAC Velocity can achieve as a stand-alone treatment. If successful, the end result will be greater efficacy and convenience for the patient, which we believe will result in an increase in the use and applicability of the XTRAC Velocity in severe psoriasis.

New Skincare ingredients and combinations.      In September 2010 we launched a new line of Neova skincare products that uniquely combine two key ingredient areas: DNA repair enzymes and copper peptides. These products are designed to activate self-healing, boost essential skin cell function and maximize results for sustained skin health.

DNA Repair.    UV-induced stresses to the skin can cause damage to skin cells and their DNA. The first natural line of defense against the damaging effects of the sun is melanin, which reflects or absorbs UV light and prevents damaging UV rays from striking the DNA in the cell nucleus. When UV light does strike DNA, the interaction produces a chemical in the DNA bases, which alters the genetic code. Such alterations can interrupt or destroy the cellular repair process. The consequences of unrepaired DNA damage for skin cells can be severe and include discolorations, wrinkles and other signs of photodamage.

Our DNA Repair topical products, which include DNA Nourishing Lotion and DNA Total Repair, use innovative technology to address DNA damage by activating the skin’s natural recovery process after damage has occurred but before the secondary result, such as erythema or skin cancer, appears. Modern sunscreen products frequently combine UV filters with one or more antioxidants, which provide a degree of secondary photoprotection against oxygen radicals. Our DNA Repair products activate the DNA repair process using a liposome system specifically engineered for the transference of DNA repair enzymes into epidermal cells and to enhance DNA repair of UV-irradiated skin.

Our DNA Repair products help skin continuously repair its appearance in three advanced ways. First, the products heighten the skin’s natural repair process, which, over time, results in a reduction in the visible signs of aging, including fine lines, wrinkles and discolorations. Second, the products help skin continuously repair the appearance of past damage caused by UV exposure before it becomes permanent. Finally, the products, which contain a blend of an anti-inflammatory and a powerful antioxidant, block the activation of the two enzymes, elastase and matrix metalloproteinase, which degrade collagen and elastin and destroy the skin’s supporting structure, leading to wrinkle formation.

Omnilux Home Use Devices.    Consumers have long sought products that would help them look their best conveniently and affordably. Since the prices of professional procedures performed in a salon, spa or medical office can be high, and traveling to these establishments for treatment typically entails an additional commitment of time for the consumer, products developed for home-use often best meet these needs. The Omnilux New-U for treating peri-orbital wrinkles was cleared by the FDA for over-the-counter sale directly to the consumer on March 3, 2008. The Omnilux Clear-U for treating acne was cleared by the FDA for over-the-counter sale directly to the consumer on January 16, 2009. We are continuing to advance the technology by reducing the size of the products even further and thereby reducing their manufacturing costs. Such advancements should provide greater access to the technology to the consumer.

Our Products

Our products have applications in two general areas: management of skin diseases and conditions, and skincare. Some of our products, which are described in more detail below, address both the management of skin diseases and conditions and skincare areas.

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

More than one-quarter of people with psoriasis have cases that are considered moderate to severe. We offer two versions of our XTRAC system: the XTRAC Ultra, which has been established as one of the most clinically effective therapies for treating patients with mild to moderate psoriasis, and the XTRAC Velocity, launched in June 2009, which is three times faster than the XTRAC Ultra and enables physicians to safely treat severe psoriasis patients conveniently and effectively without the significant side effects of other more expensive modalities.

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

Our Omnilux products provide treatments for acne and actinic keratosis and also offer skin health solutions addressing skin rejuvenation, anti-aging, post-procedure care and wound healing. The Omnilux therapy stimulates the body’s own cellular mechanisms through a process known as photobiomodulation. The therapy produces nearly no heat, is non-invasive and non-ablative and causes no damage to sub-dermal tissue. We may promote the Omnilux for treatment of acne in markets outside the U.S.

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

Actinic keratosis is considered the earliest stage in the development of certain skin cancers. The treatment for actinic keratosis lesions ranks as one of the most frequent reasons that people consult a dermatologist. Owing to more stringent regulatory requirements in the U.S., the Omnilux is used more prevalently abroad for the treatment of actinic keratosis.

Our Skin Health Solutions—Neova Therapy and Omnilux Products

Skin Rejuvenation and Anti-Aging

The highly competitive clinical skincare market has been dominated by anti-aging products. They continue to lead the skincare market with over $30 billion in estimated global sales. Over the last seven years, the skincare market has witnessed an increasing convergence of the personal care and pharmaceutical industries, which has led to the emergence of new hybrid markets where actives and ingredients have been leveraged from pharmaceuticals into science-based aesthetic products. Our Neova Therapy product line consists of anti-aging and skin rejuvenation products that we specifically developed in response to the demand from physician customers for a comprehensive approach to medically directed skincare. The Neova Therapy line of copper peptide complex products includes moisturizers and serums that are complemented by cleansers, toners and masks for an integrated approach to skincare. We also market a line of facial peel products. We have added products containing DNA repair enzymes to our line of Neova products. DNA repair enzymes are designed to help cellular components of skin recover from past damage. They may also help restore thymine dimers, which are pieces of DNA that have been broken by UV exposure. We have recently added products which combine the strengths of DNA repair enzymes with copper peptides. Our Omnilux Revive and Omnilux Plus products deliver wavelengths of light in the red and infrared spectrums which have been proven to stimulate cellular mechanisms responsible for tissue repair and regeneration. The Omnilux products are used both as stand-alone treatment as well as in conjunction with our Neova line of products.

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

Competition

The market in which our XTRAC system competes is highly competitive. We compete with other products and methodologies used to treat psoriasis, vitiligo, atopic dermatitis and leukoderma, including topical treatments, systemic medications and other phototherapies. We believe that our XTRAC system favorably compete with alternative treatments in the treatment of psoriasis and vitiligo primarily on the basis of its recognized clinical effectiveness, as well as on the basis of its cost-effectiveness and reimbursability. We have concentrated our marketing and efforts on psoriasis and vitiligo. General market acceptance of our XTRAC system treatment for atopic dermatitis and leukoderma will be dependent on our ability to establish, with the medical and patient communities, the efficacy of our XTRAC system as a preferred treatment modality that is likewise cost-effective and reimbursable.

We also face direct competition from other companies, including large pharmaceutical companies and small laser companies, engaged in the research, development and commercialization of treatments for psoriasis, atopic dermatitis, vitiligo and leukoderma. In some cases, those companies have already received FDA approval or commenced clinical trials for such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials and marketing than we do.

Various other companies are now marketing light-based phototherapy treatment products. Other devices include pulse-dye lasers, lamp-based systems, intense pulsed systems and standard UVB systems using fiber-optic delivery systems. We expect that other devices may enter the market in the future. All of these technologies will continue to evolve with time and we cannot say how much these technologies will impact us. Non-laser systems are typically reimbursed at substantially lower rates.

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

Our LED products also face substantial competition. We compete based on quality of design, manufacturing and clinical research. In addition, we have a broad intellectual property position which may deter reputable companies with LED products from entering the market.

Manufacturing

We manufacture our excimer laser products at our 8,000 sq. ft. facility in Carlsbad, California; we have also leased another facility of approximately 6,000 sq. ft. that is nearby. We manufacture our excimer lamp product and our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products. We substantially outsource the manufacturing of our Skin Care products to OEM contract manufacturers.

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

We currently out-source the manufacturing of our LED products. The professional product offerings are currently manufactured by an OEM manufacturer in the UK with tooling provided and owned by us. We believe that the manufacturing capacity of this supplier is more than adequate for anticipated demand. Quality control is performed at the OEM manufacturer and at our facilities in the U.S. The hand-held devices and the consumable products are manufactured by an OEM manufacturer in Carlsbad, CA. We are currently reliant on a single supplier for LEDs. We have not had any difficulties in product supply to date, but we are actively seeking an alternate supplier.

Research and Development

As of March 30, 2011, our research and development team, including engineers, included 13 employees. We conduct research and development activities at three of our facilities. Our research and development expenditures were approximately $1.3 million in 2010, $1.1 million in 2009 and $1.1 million in 2008.

Our research and development activities are focused on:

•	the application of our XTRAC system to the treatment of inflammatory skin disorders;
•	the development of complementary devices to further improve the phototherapy treatments performed with our XTRAC and other light-based systems;
•	the development of new skin health and hair care products; and
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

Our policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by seeking protection of improvements. The patents in our Skin Care business segment relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for and maintain patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of December 31, 2010, we had 42 domestic and foreign issued patents, which serve to help protect the technology of our businesses in phototherapy, skin health and hair care and surgical products and services. As of December 31, 2010, we had 29 patent applications pending in the U.S. and abroad. We have let patents and patent applications for markets not offering significant market potential lapse.

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

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skincare products. Accordingly, we had federally registered 35 of our trademarks in the U.S. as of December 31, 2010. In addition, as of December 31, 2010, we had 121 trademark registrations for our products in foreign jurisdictions. Trademarks for products that are not commercially important may be allowed to lapse.

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

With limited exceptions, before a new medical device can be distributed in the U.S., marketing authorization typically must be obtained from the FDA through a premarket notification under Section 510(k) of the FDA Act, or through a premarket approval application under Section 515 of the FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device (or to pre-amendments Class III devices for which the FDA has yet to call for premarket approvals). We have received FDA 510(k) clearance to market our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma and to market our LED products for a variety of indications for use. Additionally, the FDA has issued clearances to commercially market our Contact Laser System (which includes the system’s laser unit, laser probes, laser scalpels and fiberoptic delivery systems) in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardiothoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances.

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

To date, we have not been required to secure premarket approval for our devices. A premarket approval application may be required for a Class II device if it is not substantially equivalent to an existing legally marketed Class I or II device (or a preamendments Class III device for which the FDA has yet to call for premarket approval) or if the device is a Class III premarket approval device by regulation. A premarket approval application must be supported by valid scientific evidence to demonstrate a reasonable assurance of safety and effectiveness of the device, typically including the results of clinical trials, bench tests and possibly animal studies. In addition, the submission must include, among other things, the proposed labeling. The premarket approval process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

We have received ISO 13485/EN46001 certification for our XTRAC laser system, VTRAC lamp system, Omnilux LED system and our diode laser system. This certification authorizes us to affix a CE mark to these products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE mark. We also will be required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.

Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S and foreign governments to permit product sales and criminal prosecution.

As to our cosmetic products, the FDA Act and the regulations promulgated there under and other federal and state statutes govern the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products. Our cosmetic products and product candidates may be regulated by any of the various FDA Centers. Routinely, however, cosmetics are regulated by the FDA’s Center for Food Safety and Applied Nutrition. In other countries, cosmetic products may also be regulated by similar health and regulatory authorities. The skin care business also has three devices (e.g. wound care dressings) subject to 510(k) clearance, seven products (e.g. sunscreen products) that contain drugs approved for use in over-the-counter products, and one prescription drug. The process of obtaining and maintaining regulatory approvals in the U.S. and abroad for the manufacturing or marketing of our existing and potential skincare products is potentially costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to clinically test, manufacture or market products.

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

The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and the restrictions on use and disclosure of patient identifiable health information. HITECH also fundamentally changed a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. Moreover, HITECH requires covered entities to report any unauthorized use or disclosure of patient identifiable health information, known as a breach, to the affected individuals, the United States Department of Health and Human Services, or HHS, and depending on the size of any such breach, the media for the affected market. Business associates are similarly required to notify covered entities of a breach. Most of the

HITECH provisions became effective in February 2010. HHS has already issued regulations governing breach notification which were effective in September 2009.

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

As of December 31, 2010, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2010 national payment of approximately $176.80 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2010 national payment of approximately $177.49 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2010 national payment of approximately $254.36 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

In addition to Medicare and Medicaid, consistent domestic private healthcare reimbursement is critical for significant growth in XTRAC system procedures. There were more than 151,000 procedures in 2010, 152,000 XTRAC procedures in 2009, 140,000 XTRAC procedures in 2008, 113,000 XTRAC procedures in 2007, 89,000 XTRAC procedures in 2006, 60,000 XTRAC procedures in 2005 and more than 50,000 XTRAC procedures in 2004 with the majority being covered by third-party reimbursement. There is presently substantial coverage for mild to moderate psoriatic lesions that cover to less than 5% of the body surface area. We are now focused on securing coverage for severe psoriatic lesions. In fact, Independence Blue Cross and Blue Shield have already approved the XTRAC for treatment up to 20% body surface area.

Recently, we have witnessed an increase in the payment of claims by insurers for the treatment of vitiligo. Among the 25 carriers we know to be reimbursing for excimer treatment of vitiligo are Aetna, United Healthcare, Blue Cross Blue Shield of California and of Texas. We are currently attempting to gather information necessary to determine the percentage of payors who have a favorable coverage policy for vitiligo.

Employees

As of March 30, 2011, we had 144 full-time employees, which consisted of three executive officers, 11 senior managers, 60 sales and marketing staff, 35 people engaged in manufacturing of lasers, 10 customer-field service personnel, 8 engaged in research and development, including seven engineers, and 17 finance and administration staff. We intend to hire additional sales personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

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

Historically, we have incurred significant losses and have had negative cash flows from our dermatological operations. To date, we have dedicated most of our financial resources to selling, general and administrative expenses. As of December 31, 2010, our accumulated deficit was approximately $124,564,000.

Our future revenues and success depend significantly upon acceptance and adoption of our excimer laser systems for the treatment principally of psoriasis. Our XTRAC system for the treatment of this condition generates revenues, but those revenues have been insufficient under our consignment model to generate consistent, positive cash flows from our operations in the domestic XTRAC business segment. Our future revenues and success depend on revenue growth from our revamped sales strategies in our dermatological business. Our ability to market our products and services successfully under our revamped strategies and the expected benefits to be obtained from our products may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control.

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

Beginning in 2008, the national and global economic downturn has resulted in a decline in overall consumer spending, a decline in access to credit and increased liquidity risks, all of which have impacted, and could continue to impact our business, financial condition and results of operations for the foreseeable future. Given our significant operating losses, negative cash flows and financial position at July 31, 2009, we required significant additional funds in order to continue to fund our operations.

In October 2009, we launched a private placement in which we received proceeds in that offering amounted to approximately $2.85 million. On March 19, 2010, we entered into a Term Loan and Security Agreement (the “Clutterbuck Agreement”) and a related secured term note with Clutterbuck Funds LLC (“Clutterbuck Funds”). Clutterbuck Funds LLC is a registered investment advisor based in Cleveland, Ohio. We received net proceeds of $2,373,000 in the transaction. The secured term note has a principal amount of $2.5 million (the “Term Note”), which accrues interest at a rate of 12% per annum. The Term Note requires us to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that we have consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to our outstanding term notes with such lenders. In May 2010, we raised net proceeds of approximately $2.0 million through the issuance of 534,000 shares in an underwritten public offering headed by Ladenburg Thalmann. Finally, on March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan of to us, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, we will begin monthly installments of principal.

These proceeds and cash flows from operations are expected to ensure our liquidity through the first quarter of 2012.

To maintain and expand our business, we may need additional financing and such financing may not be available on favorable terms, if at all.

We have historically financed our activities through working capital provided from operations, the private placement of equity and debt securities and from lines of credit. We believe that our cash balance and other existing financial resources, and revenues from sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements through the first quarter of 2012.

However, our operating plan or debt repayment obligations may change and we may need additional funds sooner than anticipated to meet our operational needs and repayment obligations or to answer our capital requirements for expansion, including in the event that:

•	operating losses continue because anticipated demand for our skincare products, including our Photo Therapeutics, or PTL, products, does not meet our expectations under our new sales strategies;
•	we fail to maintain existing, or develop new, customers or sales affiliates and alternate channels for the marketing and distribution of our skincare and PTL products;
•	we need to maintain or accelerate favorable, but costlier, growth of our revenues;
•	changes in our research and development plans necessitate unexpected, large expenditures;
•	the investor that holds the Convertible Notes does not convert the notes, thereby obliging us to have funds to satisfy the notes upon maturity on February 27, 2014;
•	costs to defend existing and unknown future litigation exceed our current planned resources; or
•	Debt financing for increased capital expenditures cannot be obtained.

If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan for our XTRAC system, Neova skincare products and Omnilux and Lumiere PTL products;
•	expand our manufacturing facilities, if necessary, based on increased demand for the XTRAC system or new skincare or PTL products which may be introduced;
•	meet our debt obligations, including the obligation to repay all amounts outstanding under our Convertible Notes at maturity on February 27, 2014;
•	take advantage of future opportunities, including synergistic, accretive acquisitions;
•	respond to customers, competitors or violators of our proprietary and contractual rights; or
•	remain in operation.

We must secure the consent of the holder of the Convertible Notes to incur debt financing. This investor is not obligated to give consent and could prohibit us from issuing debt to raise capital. To raise additional equity financing, we must first offer our terms to this holder, called elsewhere the investor and, if this holder declines, or fails to accept, such terms, then we have 30 days in which to pursue subscriptions and another 30 days in which to consummate the subscriptions. Such delay may inhibit our ability to raise additional equity financing in a timely matter or at all.

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

While we have engaged in clinical studies for our psoriasis treatment and, based on these studies, we have gained U.S. Food and Drug Administration, or FDA, clearance, appropriate Current Procedural Terminology, or CPT, reimbursement codes for treatment and suitable reimbursement rates, for those codes, from the Centers for Medicare & Medicaid Services, or CMS, we may face other hurdles to market acceptance. For example, practitioners in significant numbers may wait to see longer-term studies; or it may become necessary to conduct studies corroborating the role of the XTRAC system as a first-line or second-line therapy for treating psoriasis; or patients simply may not elect to undergo psoriasis treatment using the XTRAC system.

We have designed the XTRAC system so that a properly trained medical technician in a physician’s office may, under the physician’s supervision, safely and effectively administer treatments to a patient. In fact, the CMS lowered labor rates applied to the revenue value units applicable to the laser dermatological CPT codes are achieved through delegation to medical technicians. Nevertheless, whether a treatment may be delegated and, if so, to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician’s time and staff time to be more remunerative. There can be no assurance that we will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, based on its design for ease and safety of use. If we are not successful, we may find that even if a geographic region has wide insurance reimbursement, the region’s physicians may decline to adopt the XTRAC system into their practices.

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

As of December 31, 2010, we estimate, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, we are continuing the implementation of a roll-out strategy under revised user models for the XTRAC system in the U.S. in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient awareness and demand for the treatment. We can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

We intend to seek coverage and reimbursement for the use of the XTRAC system to treat other inflammatory skin disorders after additional clinical studies are initiated. There can be no assurances that we will be in a position to continue to expand coverage for vitiligo or to seek reimbursement for the use of the XTRAC system to treat atopic dermatitis or leukoderma, or, if we do, that any health insurers will agree to any reimbursement policies.

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

Excluding niche marketing efforts, the Skin Care business segment targets its sales in the U.S. market to physicians, who then mark the products up for sale to their patients. No single physician practice in itself is generally responsible for a significant proportion of our sales. We find as well that a few physicians re-sell our products not just to their own patients, but also at discounted prices on the internet. These practices undercut the sales of other physicians and violate our internet sales policy, but this policy can be difficult to enforce.

In our Physician International business segment (as well as in our Surgical Products business segment), we depend for a material portion of our sales in the international arena on several key sub-distributors, and especially on GlobalMed, which is our master distributor over most of the international arena for devices. If we lose GlobalMed or one of these sub-distributors, our sales of phototherapy and surgical lasers are likely to suffer in the short term, which could have a negative effect on our revenues and profitability.

Our PTL hand-held products can be sold over the counter, to the consumer market through mass retailers Such retailers may not give us long-term purchase commitments. Loss of such a retailer could adversely impact revenues from the consumer market. Additionally, OEM arrangements or license arrangements will carry reduced profits.

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

There are significant risks involved in integrating, building and managing our sales and marketing force and marketing our products, including our ability:

•
to hire, as needed, a sufficient number of qualified sales and marketing personnel with the aptitude, skills and understanding to market our XTRAC system, our skincare products, our Omnilux products and our surgical products effectively;

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

We may be unsuccessful in accessing the home-use consumer market with our PTL products or with our skincare products. Distribution through the consumer market will be principally through mass-retail chains in the near term, but will also include e-commerce and electronic media. While we expect the volumes will be higher, the margins may be lower. It may also prove difficult to obtain long-term commitments from the retailers. The mass retailer we collaborated with for the New-U hand-held device proved not equal to the task, and our licensee for the Clear-U technology has opted to discontinue its development activity under the license. If we are unable to secure distribution partners or obtain favorable pricing or long-term commitments, our efforts in the home-use consumer market may be unsuccessful.

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

The terms of our Convertible Notes require us to prepay the Convertible Notes upon the occurrence of various events of default, such as the failure to pay any principal payments due and for the breach of any representations and warranties under the Convertible Notes, the Securities Purchase Agreement, or SPA, or the related transaction documents with the investor. The Convertible Notes also contain a cross-acceleration provision, which means that an acceleration of payment under other instruments (including the Term Note) would give the investor the right to accelerate repayment under the Convertible Notes. If we are unable to comply with the covenants under the Convertible Notes, the investor may declare us in default and may declare all amounts due under the notes, including any accrued interest and penalties. As of December 31, 2010, we were in compliance with the covenants under the Convertible Notes and our other indebtedness. We expect to remain in compliance with the covenants of the Convertible Notes and our other indebtedness. We can make no assurances that we will remain in compliance with all of the covenants under the Convertible Notes and our other indebtedness.

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

Pursuant to the terms of the SPA and the Clutterbuck Agreement, we are prohibited from taking certain corporate actions without the prior consent of the lenders there under.

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

Changes in the healthcare industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law, but the legislation has been subject to judicial challenge and political opposition. The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures. We anticipate that out of the reform legislation will come a reduction in Medicare spending on services provided by hospitals and other providers and a form of sales or excise tax on the medical device manufacturing sector.

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

Each medical device that we wish to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The premarket approval process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect our revenues and profitability. Although we have obtained 510(k) clearances for our XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and 510(k) clearances for our Omnilux devices as well as extensive 510(k) clearances for our surgical products, our clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on our business.

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

Certain indications for use for our PTL light-based products are permitted in Europe and elsewhere in the world, but are not cleared or approved for marketing in the U.S. Such clearances or approvals could be costly and take significant time to obtain. If we are not approved or cleared to market the indications for use in the U.S., it is uncertain whether the products will be successful in the U.S.

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

Risks Relating to an Investment in Our Common Stock

Nevada law and our charter documents, as well as the SPA, contain provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.

As of December 30, 2010, PhotoMedex became a corporation chartered in the State of Nevada. We are subject to provisions of the Nevada corporate statutes which prohibit a business combination between a corporation and an interested stockholder, which is generally a stockholder holding 10% or more of the Company’s stock. Pursuant to the SPA, the holder of our Convertible Notes must consent to any change of control transaction, subject to certain exceptions. These provisions could delay or prevent actual and potential changes in control, even if they would benefit our stockholders.

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

In the event the Convertible Notes were to be converted to common stock, such common stock would represent 1,272,009 shares, or 29.30%, of our outstanding common stock, as of March 30, 2011. Such conversion could impact the price of our common stock by virtue of the overall dilution to our stockholders. Currently, $3,072,745 of the principal amount of the Convertible Notes has a conversion price of $11.25850 per share of common stock and $18,374,845 of the principal amount of the Convertible Notes has a conversion price of $18.39172 per share of common stock. In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

Securities analysts may not initiate coverage for our common stock or may issue negative reports and this may have a negative impact on the market price of our common stock.

Securities analysts currently do not provide research coverage of our common stock. The lack of research coverage may adversely affect the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. It may be difficult for companies such as ours, with smaller market capitalizations, to attract securities analysts that will cover our common stock. If one or more of the analysts who elect to cover us downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our stock.

Shares eligible for future sale by our current or future stockholders may cause our stock price to decline.

If our stockholders or holders of our other securities sell substantial amounts of our common stock in the public market, including shares issued in completed acquisitions or upon the exercise of outstanding Convertible Notes, options and warrants, then the market price of our common stock could fall. As of March 30, 2011, the holder of the Convertible Notes had the right to convert the Convertible Notes into 1,272,009 shares of our common stock and holds a warrant to purchase 293,610 shares of our common stock.

Issuance of shares of our common stock upon conversion of our Convertible Notes and exercise of warrants, or payment of interest in kind, will dilute the ownership interest of our existing stockholders and could adversely affect the market price of our common stock.

As of March 30, 2011, we had outstanding stock options to purchase an aggregate of 65,527 shares of common stock, warrants to purchase an aggregate of 632,973 shares of common stock and Convertible Notes convertible into 1,272,009 shares of common stock. In addition, we also have 280,996 and 29,913 shares of common stock authorized for issuance and not subject to reserve under our 2005 Equity Plan and our 2000 Non-Employee Director Plan, respectively.

The exercise of the stock options, warrants and Convertible Notes and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options, warrants and Convertible Notes are likely to be exercised when our common stock is trading at a price that is higher than the exercise price of these options and warrants and we would be able to obtain a higher price for our common stock than we would receive under such options and warrants. The exercise, or potential exercise, of these options, warrants and Convertible Notes could adversely affect the market price of our common stock and the terms on which we could obtain additional financing.

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

Our Board of Directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would likely dilute the ownership interests of our current investors and may dilute the net tangible book value per share of our common stock. Investors in subsequent offerings may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders.

Item 1B.                 Unresolved Staff Comments

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.	Properties

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices, warehousing operations for our skincare and our domestic PTL segments and surgical laser manufacturing operations. The term of the lease runs until July 2011. The base rent is $20,475 per month. We anticipate renewing this lease.

We lease an 8,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on June 15, 2012. We have a right to cancellation after 5 years, provided that we pay off any remaining obligation for tenant improvements. The outstanding obligation for the tenant improvements was $77,239 as of December 31, 2009. The base rent is $7,256 per month. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business. We also lease a 6,643 sq. ft satellite facility consisting of office and warehousing space in Carlsbad, California. The lease expires on June 14, 2012. The base rent is $6,577 per month.

Additionally, PTL leases one facility in the United Kingdom. The lease is a 2,389 sq. ft. facility consisting of office space in Tamworth, UK. The lease expires on April 1, 2011, and we do not expect to renew the lease term. The base rent is $3,896 per month. Previously PTL leased a second facility in the United Kingdom: a 1,500 sq. ft. facility consisting of office space in Altrincham, UK. That lease expired on March 7, 2011. The base rent was $2,856 per month. We are transferring to our Montgomeryville facility the functions which were performed at Tamworth and Altrincham.

Item 3.	Legal Proceedings

Ra Medical

We have been involved in a number of disputes with Ra Medical Systems, Inc. and Dean Irwin, one of our former employees. We refer to Ra Medical Systems, Inc. and Dean Irwin, collectively, in this Report as Ra Medical. In January 2004, we brought an action against Ra Medical for falsely advertising that it had clearance from the Food and Drug Administration, for falsely claiming in March 2003 that its laser would be available for purchase in August 2003, and for falsely claiming the Irwin was the sole inventor of the XTRAC laser system. In November 2004, Ra Medical brought a malicious prosecution action against us, which was subsequently settled in May 2007, with the assistance of our insurer, St. Paul. In June 2006, Ra Medical brought an action against us for unfair competition. In that action, we brought counterclaims under Federal and State law addressing such issues as misappropriation, unfair competition and unfair advertising. In October 2008, Ra Medical brought a second malicious prosecution action against us and our outside counsel in California Superior Court, alleging that the action we brought in January 2004 against Ra Medical was initiated and maintained with malice. Ra Medical withdrew the complaint without prejudice in July 2010.

In the action we brought against Ra Medical in January 2004 in the United States District Court for the Southern District Court of California, the Ninth Circuit Court of Appeals ruled, in April 2010, in our favor on two counts, and has reversed the summary judgments on those counts and remanded them back to the District Court. We are preparing for trial, which is scheduled in June 2011.

In the action brought by Ra Medical in June 2006 and which we removed to the United States District Court for the Southern District Court of California, all of our counterclaims against Ra Medical which the trial court had dismissed have been reinstated and remanded by the Ninth Circuit Court of Appeals and remanded to the trial court. Among such counterclaims are one for misappropriation of our XTRAC technology and another for interference in the contracts we have with our customers. We have brought a motion to dismiss Ra Medical’s single claim against us for unfair competition under the California Business and Professions Code on the grounds that Ra Medical fails to meet the standing and evidentiary requirements of that Code. We await the decision of the Court. We expect that the case will soon move into active discovery phase. Trial has been targeted for the first quarter 2012.

St. Paul Fire and Marine Insurance Company

In January 2009, we brought a second coverage action against St. Paul in the U.S. District Court for the Eastern District of Pennsylvania in which we argued that the policy provided coverage for the new malicious prosecution claim asserted by Ra Medical, and the court granted our motion for summary judgment on the issue of whether the policy covers malicious prosecution claims.  Accordingly, the only issue before the U.S. District Court for the Southern District of California, where St. Paul had brought a declaratory judgment action, is whether St. Paul has been released from any further coverage arising out of a claim by Ra Medical for malicious prosecution.  The parties have filed cross-motions for summary judgment on the issue of the effect of the release.

Dermatologist’s action against Ra Medical and PhotoMedex

On or about October 14, 2009, a dermatologist brought an action against Ra Medical in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois, docket no. 09-L-175. The plaintiff has two principal grievances against Ra Medical: (i) that Ra Medical sold the dermatologist one of its Pharos lasers in September 2006, before Ra Medical had the right under FDA regulations to sell the laser in the United States, and (ii) that the laser failed to perform according to its specifications in that it repeatedly failed to deliver the dosage of light demanded by the laser operator for the patient’s treatment, with the result that some patients were under-dosed and showed negligible or no improvement while other patients were over-dosed and their skin blistered. The plaintiff seeks damages from Ra Medical.

The plaintiff joined us as co-defendant. It seeks a declaratory judgment from the court that when PhotoMedex and the plaintiff had tested the performance of the laser from Ra Medical, they had not acted improperly – as alleged by an attorney for Ra Medical – but within their rights and privileges. We have answered the complaint and also lodged against Ra Medical a claim for interference with prospective economic advantage from the plaintiff and from other similarly situated customers of ours.

Ra Medical has moved that the Court should dismiss our claim against Ra Medical on various grounds. The Court heard the motion on March 24, 2011. The Court ruled that we must amend our counterclaim to exclude injury from any interference by Ra Medical in our contracts.

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

    As of March 30, 2011, we had 3,069,749 shares of common stock issued and outstanding, including 230,144 shares of issued and outstanding restricted stock. This did not include (i) options to purchase 65,527 shares of common stock, of which 44,909 were vested as of March 30, 2011, (ii) warrants to purchase up to 632,973 shares of common stock, all of which warrants were vested, or (iii) 1,272,009 shares that may be issued upon a presently vested right of conversion of the Convertible Notes.

Our common stock is listed on the Nasdaq Global Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low sale prices of our common stock, as adjusted for the reverse stock split of 1-for-7 effective January 26, 2009 and the reverse stock split of 1-for-6 effective February 3, 2010:

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$6.15	$4.84
Third Quarter	6.20	4.76
Second Quarter	10.70	5.11
First Quarter	13.74	5.70
Year Ended December 31, 2009:
Fourth Quarter	$5.82	$3.78
Third Quarter	6.42	3.96
Second Quarter	12.30	5.52
First Quarter	22.80	8.16

On March 30, 2011, the closing market price for our common stock in The Nasdaq National Market System (“Nasdaq”) was $7.35 per share. As of March 30, 2011, we had approximately 880 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future.

Overview of Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2010. See Notes 1 and 14 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	70,517	$28.70	535,957

Equity compensation plans not approved by security holders	144	$77.70	-

Total	70,661	$28.70	535,957

Since January 1, 2006, no options have been granted to employees or consultants out of any of our equity compensation plans except the 2005 Equity Compensation Plan. Options to our outside directors will be made from our 2000 Non-Employee Director Stock Option Plan. Most warrants issued by us have been to investors or placement agents, and no warrants have been issued pursuant to equity compensation plans. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders without necessity of further, approval by our stockholders.

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

In connection with the issuance of the Term Note to Clutterbuck, we issued on March 19, 2010, Clutterbuck Funds a warrant to purchase 102,180 shares of our common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if we make certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

In connection with the amendment of the Term Note to Clutterbuck Funds, we issued to it on March 28, 2011 a warrant to purchase 109,650 shares of our common stock for an initial exercise price of $5.70. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if we make certain issuances of our equity securities at a price per share less than $5.70 during the 36-month period following the issuance of the warrant.

Item 6.	Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, and the selected historical consolidated balance sheet data as of December 31, 2010 and December 31, 2009, are derived from our audited consolidated financial statements included in this Report. The selected historical consolidated statements of operations data for the years ended December 31, 2007 and December 31, 2006 and the selected historical consolidated balance sheet data as of December 31, 2008, December 31, 2007 and December 31, 2006 are derived from our audited consolidated financial statements not included in this Report. The historical results presented here are not necessarily indicative of future results.

	Year Ended December 31,
	(In thousands, except per-share data)
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$34,802	$32,688	$34,770	$31,046	$26,246
Costs of revenues	18,720	17,426	16,995	13,486	12,768
Gross profit	16,082	15,262	17,775	17,560	13,478
Selling, general and administrative	19,995	23,083	26,797	22,375	19,722
Engineering and product development	1,344	1,138	1,073	799	1,007
Loss from continuing operations before refinancing charge and interest	(5,257)	(8,959)	(10,095)	(5,614)	(7,251)
Interest income	7	8	156	384	149
Interest expense	(3,276)	(2,379)	(1,189)	(913)	(671)
Change in the fair value of warrant liability	(197)	809	-	-	-
Refinancing charge	-	-	-	(442)	-
Loss from continuing operations	(8,723)	(10,521)	(11,128)	(6,585)	(7,773)
Discontinued operations:
Income from discontinued operations	-	-	286	231	281
Loss on sale of discontinued operations	-	-	(449)	-	-
Net loss	$(8,723)	$(10,521)	$(11,291)	$(6,354)	$(7,492)

Basic and diluted net loss per share(1):
Continuing operations	$(3.37)	$(6.42)	$(7.41)	$(4.40)	$(6.02)
Discontinued operations	(0.00)	(0.00)	(0.11)	0.15	0.22
Basic and diluted net loss per share	$(3.37)	$(6.42)	$(7.52)	$(4.25)	$(5.80)
Shares used in computing basic and diluted net loss per share (1)	2,590	1,640	1,501	1,496	1,290
Balance Sheet Data (At Period End):
Cash and cash equivalents	$3,524	$2,195	$3,737	$9,954	12,886
Working capital	3,123	2,215	3,408	13,706	16,070
Total assets	49,496	53,168	46,714	56,687	57,482
Long-term debt (net of current portion)	44	807	3,985	5,709	3,727
Convertible Debt	20,283	18,111	-	-
Stockholders’ equity	$18,678	$22,922	$29,682	$39,533	44,103

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

Introduction, Outlook and Overview of Business Operations

Our current strategic focus is built upon four key components – leveraging our sales force through training focused on superior skin health expertise and incremental product offerings, expanded international capabilities, the development of alternate channels for our varied product lines and a renewed commitment to innovation of our technologies.

We concentrate our strategic efforts primarily in the physician market both domestically and internationally. Supporting those efforts management has initiated a renewed commitment to innovation, whereby we look to maximize the application of our technologies and utilize the significant scientific resources available to us in each of our product areas. In the U.S. we market and sell our products through a direct sales organization capable of addressing each product area with specific expertise. Our focus on enhanced training of the sales organization has created the ability to drive sales and to support our customer base with a leaner and more cost-effective sales force since the strategy change in 2009. And, finally we look to leverage our experience and substantial product advancements in the physician market into non-physician based markets, or alternate channels, that may benefit from those technological advancements.

On January 1, 2010, we reorganized our business into four operating units which resulted in a change in reportable segments. For financial reporting purposes, we view our current business as comprised of the following four business segments:
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

Our PTL products are non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. We have incorporated our PTL technology offering into professional products comprising the Omnilux™ systems for the medical market. Our PTL business has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, our Omnilux technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates nearly no heat, a patient feels no pain or discomfort, resulting in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today. Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures as well as other non-medical markets around the world.

Physician International

Our international operations and selling approach have been realigned and management believes our international organization has been dramatically enhanced through two initiatives. First, we have entered into an expanded management relationship with The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, with respect to our laser and light-based devices. GlobalMed is an international distribution and management company focused on creating increased market opportunity through the engagement and management of local in-country distributors and providing assistance in expediting regulatory approvals. Historically, GlobalMed managed our distribution relationships in the Pacific Rim for the XTRAC and VTRAC product lines, which represented a majority of our total international device sales. As a result of its success in managing our Pacific Rim distribution relationships, we have now expanded GlobalMed’s responsibilities to include all of our laser and light-based devices in substantially all markets outside of the U.S. Second, we have begun to undertake significant efforts to expand the international reach of our skincare business in both the physician and consumer channels by reformulating our current products to meet local standards and registering these products in major international markets. Third, we have made the XTRAC easier to maintain at the distributor locations, employing a modular approach to replacement of chambers. These are the first steps in the implementation of our international skincare expansion strategy.

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

Sales and Marketing

As of December 31, 2010, our sales and marketing personnel consisted of 65 full-time positions directed to sales as follows: 59 in Physician Domestic, three in Physician International and three in Other Channels.

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

Reverse Stock Split

On February 3, 2010, we completed a reverse split of our issued and outstanding shares of common stock at a ratio of 1-for-6, whereby, once effective, every six shares of our common stock was exchanged for one share of our common stock. Our common stock began trading on Nasdaq on a reverse stock split-adjusted basis at the market opening on February 4, 2010. As of December 31, 2010 we had 2,843,749 shares of common stock outstanding on a post-split basis, taking into account the rounding up of fractional shares.

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

Revenue Recognition.

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

We defer substantially all sales of treatment codes ordered by and delivered to our customers within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Our management believes this approach closely approximates the actual number of unused treatments that existed at the end of a period. For the years ended December 31, 2010 and 2009, we deferred $229,099 and $303,868, respectively, under this approach.

Skin Care Operations

We generate revenues from our Skin Care business primarily through product sales for skin health, hair care and wound care. We recognize revenues on the products and copper peptide compound when they are shipped, net of returns and allowances. We ship the products FOB shipping point.

Photo Therapeutics Operations

We have generated revenues from our Photo Therapeutics business primarily from two channels. The first is through product sales of LEDs and skincare products. The second has been through milestone payments and potential royalty payments from a licensing agreement. We have recognized revenues from the product sales, including sales to distributors and other customers, when the Criteria have been met. We recognize the milestone payments when the milestones have been achieved and potential royalty revenues as they are earned from the licensee. The licensee has opted not to continue its development activities under the license, and therefore we anticipate no further milestone payments unless and until we secure a replacement distribution partner.

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

Property and Equipment.  As of December 31, 2010 and 2009, we had net property and equipment of $6,918,944 and $9,293,482, respectively. The most significant component of these amounts relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians’ use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment, including property and equipment acquired from ProCyte, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill and Intangibles Assets.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2010 and 2009, we had $28,071,080 and $29,244,974, respectively, of goodwill and other intangibles, accounting for 57% and 55% of our total assets at the respective dates. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

We reorganized our business into four operating units which resulted in a change in reporting segments effective January 1, 2010. For the purposes of goodwill impairment testing, our reporting units are defined as Physicians Domestic, Physicians International and Other Channels. The balance of our goodwill for each of our segments as of December 31, 2010 is as follows: Physician Domestic $12,793,455, Physician International $4,037,934 and Other Channels $2,737,811. We completed our annual goodwill impairment analysis as of December 31, 2010. Our assessment concluded that there was not any impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the three reporting units with goodwill, Physicians Domestic has a fair value that is in excess of its carrying value by approximately 28%, while Physicians International has a fair value that is approximately 25% in excess of its carrying value. The third reporting unit, Other Channels has a fair value that is approximately 14% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

In connection with the acquisition of Photo Therapeutics on February 27, 2009, we acquired certain intangibles recorded at fair value as of the date of acquisition and allocated them fully to the Photo Therapeutics segment.

The balances of these acquired intangibles, net of amortization, were:

December 31, 2010
PTL Customer Relationships	$408,333
PTL Tradename	816,667
PTL Patented Technologies	6,043,333
Goodwill	2,651,392
Total	$9,919,725

Derivative Financial Instruments.  We recognize all derivative financial instruments as assets or liabilities in the financial statements and measures them at fair value with changes in fair value reflected as current period income or loss unless the derivatives qualify as hedges. As a result, certain warrants are now accounted for as derivatives. As of December 31, 2010 and 2009, we had $938,623 and $741,525, respectively, in derivative financial instruments.

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

Results of Operations

Revenues

The following table illustrates revenues from our four business segments for the periods listed below:

	For the Year Ended December 31,
	2010	2009	2008
Physician Domestic	$20,196,688	$18,844,995	$21,058,919
Physician International	8,381,136	6,665,199	6,005,170
Other Channels	2,551,429	3,555,310	1,968,155
Total Dermatology Revenues	31,129,253	29,065,504	29,032,244

Surgical Products	3,672,282	3,622,580	5,738,048

Total Revenues	$34,801,535	$32,688,084	$34,770,292

Revenues from our Surgical Services segment, in the amount of $4,398,047 through August 4, 2008, the date of sale, have been accounted for in 2008 as a discontinued operation.

Physician Domestic Segment

The following table illustrates the key changes in the revenues of the Physician Domestic segment for the periods reflected below:

	For the Year Ended December 31,
	2010	2009	2008
XTRAC treatments	$9,492,465	$9,736,800	$8,500,452
XTRAC laser sales	4,227,061	3,054,148	3,919,520
Skincare products	5,136,617	4,982,763	8,638,947
PTL products	1,051,854	1,071,284	-
Metvixia	288,691	-	-

Total Physician Domestic Revenues	$20,196,688	$18,844,995	$21,058,919

XTRAC Treatments

Recognized treatment revenue for the years ended December 31, 2010, 2009, and 2008 was $9,492,465, $9,736,800 and $8,500,452, respectively, reflecting billed procedures of 145,083, 145,521 and 133,594, respectively. In addition, 6,163, 6,567 and 6,899 procedures were performed for the years ended December 31, 2010, 2009 and 2008, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2010, we recognized net revenues of $38,704 (594 procedures) and for the year ended December 31, 2009, we recognized net revenues of $278,343 (4,282 procedures), respectively, under this approach. For the year ended December 31, 2008, we deferred net revenues of $216,987 (3,325 procedures) under this approach.

The following table illustrates the above analysis for the Domestic XTRAC segment for the periods reflected below:

	For the Year Ended December 31,
	2010	2009	2008
Recognized treatment revenue	$9,492,465	$9,736,800	$8,500,452
Change in deferred treatment revenue	(38,704)	(278,343)	216,987
Net billed revenue	$9,453,761	$9,458,457	$8,717,439
Procedure volume total	151,246	152,088	140,493
Less: Non-billed procedures	(6,163)	(6,567)	(6,899)
Net billed procedures	145,083	145,521	133,594
Avg. price of treatments billed	$65.15	$65.00	$65.25
Change in procedures with deferred treatment revenue, net	(594)	(4,282)	3,325

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

XTRAC laser sales

For the years ended December 31, 2010 and 2009, domestic XTRAC laser sales were $4,227,061 and $3,054,148, respectively. There were 99 and 84 lasers sold, respectively. There were 78 XTRAC lasers sold for the year ended December 31, 2008 for a total of $3,919,520. Included in the year ended December 31, 2008 laser sales was a sale of one Omnilux product from PTL for which we had been acting as a distributor in the United States. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model.

Skincare products

For the year ended December 31, 2010 revenues were $5,136,617 compared to $4,982,763 and $8,638,947 in the years ended December 31, 2009 and 2008, respectively. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

PTL products

For the year ended December 31, 2010, PTL product revenues were $1,051,854. These revenues are generated from the sale of LED devices. There were 93 LED units sold during the year ended December 31, 2010. From the date of acquisition of Photo Therapeutics on February 27, 2009 through December 31, 2009, revenues from the PTL products were $1,071,284 representing 39 LED units. There were no corresponding revenues for the year ended December 31, 2008.

Metvixia

For the year ended December 31, 2010, Metvixia revenues were $288,691. There were no corresponding revenues for the years ended December 31, 2009 and 2008 as the co-promotion agreement with Galderma began in January 2010 and concluded in December 2010.

Physician International Segment

The following table illustrates the key changes in the revenues of the Physician International segment for the periods reflected below:

	For the Year Ended December 31,
	2010	2009	2008
International dermatology equipment	$6,110,610	$3,996,067	$3,782,456
Skincare products	1,341,121	1,057,397	2,222,714
PTL products	929,405	1,611,735	-

Total Physician International Revenues	$8,381,136	$6,665,199	$6,005,170

International dermatology equipment

International sales of our XTRAC and VTRAC systems and related parts were $6,110,610 for the year ended December 31, 2010 compared to $3,996,067 and $3,782,456 for the years ended December 31, 2009 and 2008, respectively. We sold 161 systems in the year ended December 31, 2010 which compared to 94 and 86 systems in the years ended December 31, 2009 and 2008, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of VTRAC systems and refurbished domestic XTRAC systems sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sold 75 lasers to Amico Group, our distributor in the Middle East, as part of the multi-million dollar purchase order received in July 2010. We sold 10 and 11 lasers to Amico Group in the comparable years of 2009 and 2008, respectively; and

•
We also sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold 16 of these used lasers in the year ended December 31, 2010 at an average price of $21,900. We sold 25 and 11 of these used lasers, at an average price of $23,500 and $33,000 for the years ended December 31, 2009 and 2008, respectively; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. We sold 58 of these lasers in the year ended December 31, 2010 at an average price of $24,800. We sold 35 and 34 of these lasers, at an average price of $25,000 and $25,800 for the years ended December 31, 2009 and 2008, respectively.

The following table illustrates the key changes in the International dermatology equipment for the periods reflected below:

	For the Year Ended December 31,
	2009	2009	2008
Revenues	$6,110,610	$3,996,067	$3,782,456
Less: part sales	(1,039,360)	(852,767)	(664,456)
Laser/lamp revenues	5,071,250	3,143,300	3,118,000
Laser/lamp systems sold	161	94	86
Average revenue per laser/lamp	$31,498	$33,439	$36,256

International Skincare products

For the year ended December 31, 2010 revenues were $1,341,121 compared to $1,057,397 and $2,222,714 in the years ended December 31, 2009 and 2008, respectively. These revenues are generated from the sale of various skin, hair care and wound products to distributors in international markets. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

International PTL products

These revenues are generated from the sale of LED devices. For the year ended December 31, 2010, PTL product revenues were $929,405, representing 109 LED units. From the date of acquisition of Photo Therapeutics on February 27, 2009 through December 31, 2009, revenues from the PTL products were $1,611,735 representing 69 LED units. There were no corresponding revenues for the year ended December 2008. The decline in PTL product revenues in the 2010 period described above was due to a large decrease in handheld unit sales as compared to the prior year periods. In addition, the decrease in the year also resulted from the renegotiation of international distribution relationships and associated contracts, due to the transition of distributor management responsibilities to GlobalMed Technologies, the Company’s master distributor.

Other Channels Segment

The following table illustrates the key changes in the revenues of the Other Channels segment for the periods reflected below:

	For the Year Ended December 31,
	2010	2009	2008
Skincare products	$1,327,036	$1,855,314	$1,968,155
PTL products	1,224,393	1,699,996	-

Total Other Channels revenues	$2,551,429	$3,555,310	$1,968,155

Skincare products

For the year ended December 31, 2010 revenues from our skincare products were $1,327,036 compared to $1,855,314 and $1,968,155 for the years ended December 31, 2009 and 2008, respectively. These revenues are generated from the sale of various skin, hair care and wound and from the sale of copper peptide compound in non-physician related channels. Included in the skincare product revenues for the years ended December 31, 2009 and 2008 were $239,760 and $256,000 from bulk compound sales, respectively. There were no such sales in the year ended December 31, 2010.

PTL products

For the year ended December 31, 2010 PTL product revenues were $1,221,393. From the date of acquisition of Photo Therapeutics on February 27, 2009 through December 31, 2009, revenues from the PTL products were $1,855,314. PTL revenues are generated from the sale of LED devices in the spa and indoor tanning markets and milestone payments on a licensing agreement targeting the mass consumer acne market. There were no corresponding revenues for the year ended December 2008. Included in the year ended December 31, 2009, there were milestone payments of $407,971; inasmuch as the licensee terminated the license in the quarter ended September 30, 2010, we do not anticipate further milestone payments. There was no such milestone payments in the year ended December 31, 2010.

We are actively seeking distribution channels to reach the home-use consumer market with our Clear-U™ and New-U™ hand-held LED devices.

Surgical Products Segment

The following table illustrates the key changes in our Surgical Products segment for the periods reflected below:

	For the Year Ended December 31,
	2010	2009	2008
Revenues	$3,672,282	$3,622,580	$5,738,048
Percent increase/(decrease)	1.4%	(36.9%)
Laser systems sold	35	30	145
Laser system revenues	$943,480	$600,841	$2,236,000
Average revenue per laser	$26,957	$20,028	$15,422

Surgical Products segment revenues include revenues derived from the sales of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems generate subsequent recurring sales of fibers and disposables.

For the year ended December 31, 2010, surgical products revenues were $3,672,282 compared to $3,622,580 in the year ended December 31, 2009. The increase in the year was mainly due to the increase in laser sales. Offsetting the increase was a decrease in fiber and other disposables sales by 10% with the comparable year ended December 31, 2009. We expect that our disposables base will continue to erode over time as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. For the year ended December 31, 2008, surgical products revenues were $5,738,048. The decrease was mainly related to the termination of an OEM contract in 2008 with AngioDynamics. Sales to AngioDynamics were $1.4 million for the year ended December 31, 2008.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Our diode laser has replaced our Nd:YAG laser, which had a substantially higher sales price. Included in laser sales during the years ended December 31, 2010, 2009 and 2008 were sales of 28, 26 and 141 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers. During the year ended December 31, 2010, we sold our last six holmium laser systems, which completed the phase out of these laser systems.

Cost of Revenues: all segments

Our cost of revenues is comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in our Physicians Domestic segment (with XTRAC treatments included in the services side of the segment), Physician International segment, Other Channels (with royalties and licensing fees included in the services side of the segment), and our Surgical Products segment (with laser maintenance fees included in the services side of this segment). Within services cost of revenues are the costs associated with our XTRAC treatment revenues, as well as costs associated with royalties and licensing fees and maintenance revenue.

Product cost of revenues during the year ended December 31, 2010 were $13,024,156, compared to $11,675,233 for the year ended December 31, 2009. The $1,348,923 increase is due to the increases in laser sales for XTRAC lasers in the international segment of $2,080,000. This increases in costs was offset in part by the relocation our skincare and PTL facilities into our Pennsylvania facility, during 2009, which allowed us to reduce some of the fixed costs.

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

Services cost of revenues was $5,695,746 in the year ended December 31, 2010 compared to $5,750,733 in the year ended December 31, 2009, representing a decrease of $54,986. The decrease is directly related to the decrease in Physician Domestic segment costs of $54,013 related to our XTRAC treatments.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	For the Year Ended December 31,
	2010	2009	2008
Product:
Physician Domestic	$3,895,225	$3,659,679	$4,746,097
Physician International	6,110,186	3,966,749	2,657,928
Other Channels	1,467,293	1,397,902	696,388
Surgical Products	1,551,452	2,650,903	3,867,809
Total Product costs	$13,024,156	$11,675,233	$11,968,222

Services:
Physician Domestic	$5,569,766	$5,623,780	$4,917,389
Surgical Products	125,980	126,953	109,706
Total Services costs	$5,695,746	$5,750,733	$5,027,095

Total Costs of Revenues	$18,719,902	$17,425,966	$16,995,317

Gross Profit Analysis

Gross profit increased to $16,081,633 during the year ended December 31, 2010 from $15,262,118 during the same period in 2009. As a percentage of revenues, the gross margin decreased to 46.2% for the year ended December 31, 2010 from 46.7% for the same period in 2009.

Gross profit decreased to $15,262,118 during the year ended December 31, 2009 from $17,774,975 during the same period in 2008. As a percentage of revenues, the gross margin decreased to 46.7% for the year ended December 31, 2009 from 51.1% for the same period in 2008.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2010	2009	2008
Revenues	$34,801,535	$32,688,084	$34,770,292
Percent increase/(decrease)	6.5%	(6.0%)
Cost of revenues	18,719,902	17,425,966	16,995,317
Percent increase	7.4%	2.5%
Gross profit	$16,081,633	$15,262,118	$17,774,975
Gross margin percentage	46.2%	46.7%	51.1%

The primary reasons for the changes in gross profit and the gross margin percentage for the year ended December 31, 2010, compared to the same period in 2009 were as follows:

•
In the Physicians International segment, we sold 103 XTRAC laser systems and 58 VTRAC lamp-based excimer systems during the year ended December 31, 2010 and 55 XTRAC laser systems and 39 VTRAC systems in the comparable period in 2009. Included in the 103 XTRAC lasers systems sold were 75 laser systems to Amico Group, our distributor in the Middle East and 16 used laser systems, both of which have a lower average selling price and gross margin percentage, compared to 25 used laser systems sold in the year ended December 31, 2009. Consequently, gross profit in the Physicians International segment decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•	Revenues for the year ended December 31, 2009 included milestone payments to us from a licensee of $407,971 under a certain licensing arrangement for the Clear U™ hand-held device.

•	There was additional excess and obsolete expense of $93,000 for the Skincare products due to discontinuation and/or reformulation of some of the products during the year ended December 31, 2010.

•
Offsetting the above items that had a negative impact on gross profit, we sold approximately $1,173,000 more in domestic XTRAC lasers in the year ended December 31, 2010 in addition, the cost of sales associated with these sales decreased $60,000 between the comparable periods. The margin on these capital equipment sales was 67% in the year ended December 31, 2010 compared to 52% in the comparable period in 2009. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•	The revenues for Metvixia products of $288,691 for the year ended December 31, 2010 have no associated cost of sales. There were no such revenues for the year ended December 31, 2009.

The primary reasons for changes in gross profit and the gross margin percentage for the year ended December 31, 2009 compared to the same period in 2008 were as follows:

•
Our skincare products are more susceptible to the macro economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary. Product sales for the year ended December 31, 2009 were approximately $7.7 million down from approximately $12.6 million for the year ended December 31, 2008. Our skincare products’ margins are substantially higher than the other products and consequently substantive swings in the revenues attributed to Skin Care’s sales will have a significant impact on our overall margins.

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

•
We sold approximately $865,000 less in domestic XTRAC lasers in the year ended December 31, 2009 than in the comparable period of 2008. In addition, the current year sales were at lower margins compared to the same period in 2008. Certain of these lasers were previously being depreciated, since they were previously placements. The margin on these capital equipment sales was 52% in the year ended December 31, 2009 compared to 59% in the year ended December 31, 2008.

•	We recorded severance and lease liability of approximately $226,000 related to the integration of the PTL acquisition and the relocation of our Skin Care facility.

•
Additional gross profit was realized from our PTL products. We acquired PTL on February 27, 2009; therefore only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

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

The following table analyzes the gross profit for our Physician Domestic segment for the periods presented below:

Physician Domestic Segment	For the Year Ended December 31,
	2010	2009	2008
Revenues	$20,196,688	$18,844,995	$21,058,919
Percent increase/(decrease)	7.2%	(10.5%)
Cost of revenues	9,464,991	9,283,459	9,663,486
Percent increase/(decrease)	5.5%	(3.9%)
Gross profit	$10,731,697	$9,561,536	$11,395,433
Gross margin percentage	53.1%	50.7%	54.1%

Gross profit increased for this segment for the year ended December 31, 2010 from the comparable period in 2009 by $1,170,161. The key factors for the increase were as follows:

•
We sold approximately $1,173,000 more in domestic XTRAC lasers in the year ended December 31, 2010, although the cost of sales associated with these sales decreased $60,000 between the comparable periods. The margin on these capital equipment sales was 67% in the year ended December 31, 2010 compared to 52% in the comparable period in 2009. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
There was a decrease in certain allocable XTRAC manufacturing overhead costs due to better absorption of the overhead costs of approximately $156,000. This decrease was due to greater production during the year ended December 31, 2010.

•	The revenues for Metvixia products of $288,691 for the year ended December 31, 2010 have no associated cost of sales. There were no such revenues for the year ended December 31, 2009.

•
Offsetting the above items that had a positive impact on gross profit and gross margin, there was additional excess and obsolete expense for the Skincare products due to discontinuation and/or reformulation of some of the products during the year ended December 31, 2010. The portion allocated to the physician domestic segment was approximately $62,000.

•
For the year ended December 31, 2010, PTL product revenues decreased $19,000 over the prior year period, while the cost of sales for these products increased $270,000 for the same comparable periods. Due to the acquisition, an additional amortization of $740,000 is allocated to the segments based on each segment’s revenues for PTL products. In addition, the average selling price of the units decreased due to competitive pricing.

Gross profit decreased for this segment for the year ended December 31, 2009 from the comparable period in 2008 by $1,833,897. The key factors for this decrease were as follows:

•
We sold approximately $865,000 less domestic XTRAC lasers in the year ended December 31, 2009, although the cost of sales associated with these sales only decreased $339,000 between the comparable periods. The margin on these capital equipment sales was 52% in the year ended December 31, 2009 compared to 59% in the comparable period in 2008. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
There was an increase in certain allocable XTRAC manufacturing overhead costs due to an under absorption of the overhead costs of approximately $390,000. This increase was due to less production during the year ended December 31, 2009.

•
Skincare product sales for the year ended December 31, 2009 were approximately $5.0 million down from approximately $8.6 million for the year ended December 31, 2008. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary. Our Skin Care margins are substantially higher than the other business segments and consequently substantive swings in the revenues attributed to Skin Care’s sales will have a significant impact on our overall margins.

•
We recorded severance and lease liability related to the integration of the PTL acquisition and the relocation of our Skin Care facility of which approximately $142,000 was allocated to the Physician Domestic segment.

•
Offsetting the above items that had a negative impact on gross profit, we decreased the number of laser systems placed with our customers but sold a greater number of XTRAC treatment procedures in the year ended December 31, 2009 than in the year ended December 31, 2008. Procedure volume increased 8.9% from 133,594 to 145,521 billed procedures in the year ended December 31, 2009 compared to the same period in 2008. Increased usage at existing sites carries negligible variable cost thereby enhancing profit margins. Our ability to increase the number of procedures sold is a direct result of improved insurance reimbursement and increased marketing efforts.

•
Additional gross profit was realized from our PTL segment of $495,000. We acquired PTL on February 27, 2009; therefore only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

The following table analyzes the gross profit for our Physician International segment for the periods presented below:

Physician International Segment	For the Year Ended December 31,
	2010	2009	2008
Revenues	$8,381,136	$6,665,199	$6,005,170
Percent increase	25.7%	11.0%
Cost of revenues	6,110,186	3,966,749	2,657,928
Percent increase	54.0%	49.2%
Gross profit	$2,270,950	$2,698,450	$3,347,242
Gross margin percentage	27.1%	40.5%	55.7%

Gross profit for the year ended December 31, 2010 decreased by $427,500 from the comparable period in 2009. The key factors for the decrease were as follows:

•
We sold 103 XTRAC laser systems and 58 VTRAC lamp-based excimer systems during the year ended December 31, 2010 and 55 XTRAC laser systems and 39 VTRAC systems in the comparable period in 2009. Included in the 103 XTRAC lasers systems sold were 75 laser systems to Amico Group, our distributor in the Middle East and 16 used laser systems, both of which have a lower average selling price and gross margin percentage, compared to 25 used laser systems sold in the year ended December 31, 2009. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
Gross profit for the year ended December 31, 2010 was negatively impacted by increases in certain allocable XTRAC manufacturing overhead costs that are charged against international dermatology equipment. These increased costs, which approximated $69,000, related to an overall increase in international production.

•
For the year ended December 31, 2010, skincare product revenues increased $284,000 over the prior year period, while the cost of sales for these products increased $162,000 for the same comparable periods, including additional excess and obsolete expense of approximately $16,000.

•
For the year ended December 31, 2010, PTL product revenues decreased $682,000 over the prior year period, while the cost of sales for these products decreased $298,000 for the same comparable periods. This cost of sales was due to the acquisition of Photo Therapeutics which occurred on February 27, 2009, so there was only ten months’ activity in the comparable prior year period. Due to the acquisition there is additional amortization of $740,000 that is allocated to the segments based on each segment’s revenues for PTL products.

•
Offsetting the above items that had a negative impact on gross profit, international XTRAC part sales, which have a higher margin percentage than system sales, increased 22% or $186,600 for the year ended December 31, 2010 as compared to the same period in 2009.

Gross profit for the year ended December 31, 2009 decreased by $648,792 from the comparable prior year period. The key factors for the decrease were as follows:

•
We sold 59 XTRAC laser systems and 35 VTRAC lamp-based excimer systems during the year ended December 31, 2009 and 52 XTRAC laser systems and 34 VTRAC systems in the comparable period in 2008. Included in the 59 XTRAC lasers systems sold were 25 used laser systems, which have a lower average selling price and gross margin percentage, compared to 11 used laser systems sold in the year ended December 31, 2008. Consequently, gross profit decreased as a result of the mix of units sold. The gross margin percentage for the VTRAC is higher than for the XTRAC.

•
Gross profit for the year ended December 31, 2009 was negatively impacted by increases in certain allocable XTRAC manufacturing overhead costs that are charged against international dermatology equipment. These increased costs, which approximated $375,000, related to an under-absorption of manufacturing costs.

•
For the year ended December 31, 2009, skincare product revenues decreased $1,165,000 over the prior year period. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary. Our Skin Care margins are substantially higher than the other business segments and consequently substantive swings in the revenues attributed to Skin Care’s sales will have a significant impact on our overall margins.

•
Offsetting the above items that had a negative impact on gross profit, international XTRAC part sales, which have a higher margin percentage than system sales, increased 28% or $188,300 for the year ended December 31, 2009 as compared to the same period in 2008.

•
Additional gross profit was realized from our PTL products of $565,000. We acquired PTL on February 27, 2009; therefore, only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

The following table analyzes the gross profit for our Other Channels segment for the periods presented below:

Other Channels Segment	For the Year Ended December 31,
	2010	2009	2008
Revenues	$2,551,429	$3,555,310	$1,968,155
Percent (decrease)/increase	(28.2%)	80.6%
Cost of revenues	1,467,293	1,397,902	696,388
Percent increase	5.0%	100.7%
Gross profit	$1,084,136	$2,157,408	$1,271,767
Gross margin percentage	42.5%	60.7%	64.6%

Gross profit decreased for the year ended December 31, 2010 by $1,073,272 from the comparable period in 2009. The key factors for the changes in this business segment were as follows:

•
Revenues for the year ended December 31, 2009 included milestone payments of $407,000 under a certain licensing arrangement for the Clear U™ hand-held device. There are no costs associated with this revenue stream.

•
The cost of sales for the PTL business increased mainly due to the fact that it was acquired on February 27, 2009, and consequently the comparable prior year period reflects only ten months of activity. In addition, due to the acquisition there is additional amortization of $740,000 that is allocated to the segments based on each segment’s revenues for PTL products.

Gross profit increased for the year ended December 31, 2009 by $885,641 from the comparable period in 2008. The key factors for the changes in this business segment were as follows:

•
Additional gross profit was realized from our PTL products of $985,000, including milestone payments of $213,000 under a certain licensing arrangement for the Clear U™ hand-held device. There are no costs associated with this revenue stream. We acquired PTL on February 27, 2009; therefore only the activity after that date is recorded in our financial statements. There was no activity recorded in our financial statements in 2008.

•
For the year ended December 31, 2009, skincare product revenues decreased $113,000 over the prior year period, while the cost of sales for these products decreased $14,000 for the same comparable periods. Included in the year ended December 31, 2009 was $239,760 in bulk compound revenues compared to $256,000 in the year ended December 31, 2008.

The following table analyzes our gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	For the Year Ended December 31,
	2010	2009	2008
Revenues	$3,672,282	$3,622,580	$5,738,048
Percent increase/(decrease)	1.4%	(36.9%)
Cost of revenues	1,677,432	2,777,856	3,977,515
Percent decrease	(39.6%)	(30.2%)
Gross profit	$1,994,850	$844,724	$1,760,533
Gross margin percentage	54.3%	23.3%	30.1%

Gross profit for our Surgical Products segment in the year ended December 31, 2010 increased by $1,150,126 from the comparable period in 2009. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the year ended December 31, 2010 increased by $50,000 from the year ended December 31, 2009. There were 5 additional laser systems sold in the year ended December 31, 2010 than in the comparable period of 2009. Additionally, the lasers sold in the 2010 period were sold at higher prices than those sold in the comparable period in 2009. The increase in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the year ended December 31, 2010 and 2009 were sales of diode lasers of $676,000, representing 28 systems, and $435,000, representing 26 systems respectively, which have substantially lower list sales prices than our other types of surgical lasers.

•
Beginning in 2010, the various allocable manufacturing costs of the Pennsylvania facility are allocated to surgical products, skincare and PTL products. In prior years, these costs were allocated to surgical products only. During 2009 we relocated our skincare and PTL facilities into our Pennsylvania facility and are now able to spread these fixed costs over many product lines.

•
Offsetting the above items that had a positive impact on gross profit, there was a decrease in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales decreased 10% between the comparable periods ended December 31, 2010 and 2009.

Gross profit for the year ended December 31, 2009 decreased by $915,809 from the comparable period in 2008. The key factors impacting gross profit were as follows:

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

Selling, General and Administrative Expenses

For the year ended December 31, 2010, selling, general and administrative expenses decreased to $19,995,463 from $23,083,278 for the year ended December 31, 2009 for the following reasons:

•	There was a decrease related to a $816,000 decrease in salaries, benefits and travel expenses associated with a decrease in the sales and marketing force.
•
In the year ended December 31, 2009, we expensed $432,000 of legal and transaction costs under ASC Topic 718 incurred in connection with the acquisition of Photo Therapeutics. There was no such corresponding expense in the year ended December 31, 2010.

•
We expensed approximately $987,000 during the year ended December 31, 2009 related to severance and accelerated vesting of restricted stock and options in connection with the termination of our former chief executive officer. In addition there was a decrease in general and administrative salary and benefit expenses of approximately $214,000.

•	There was a decrease of approximately $401,000 in legal costs in the current year period.
•	There was also a decrease in marketing expense of $143,000 which resulted from improved control over marketing efforts.
•	Additionally, there was a decrease in amortization expense of $243,000 related to intangibles that are fully amortized.

For the year ended December 31, 2009, selling, general and administrative expenses decreased to $23,083,278 from $26,797,107 for the year ended December 31, 2008 for the following reasons:

•
The majority of the decrease related to a $1,505,000 in salaries, benefits and travel expenses associated with a decrease in the sales force and decreased revenues which generated lower commission expenses, particularly in our Skin Care segment.

•	There was a decrease in marketing expense of $411,000 which resulted from improved control over marketing efforts.
•	There was a decrease of bonus expense of $853,000 due to the fact that no bonus accrual was recorded in the current year.
•	There was a decrease in amortization expense of $480,000 related to the impairment of certain intangibles as of the year end December 31, 2008.
•	There was a decrease in stock compensation expense of $722,000, mainly due to the reduction in the sales force as well as the termination of an executive officer.
•	We expensed $432,000 of legal and transaction costs under ASC Topic 718 incurred in connection with the acquisition of Photo Therapeutics compared to $1,533,000 in the year ended December 31, 2008.
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

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2010 increased to $1,343,356 from $1,137,725 for the year ended December 31, 2009. The increase is directly related to engineering and product development expenses related to the PTL products. PTL was acquired on February 27, 2009, and therefore only ten months of expense was included in the year ended December 31, 2009 compared to a full year in 2010. In addition, there we recorded $188,089 in severance and related closing costs due to the closing of the offices in the UK.

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

Interest Expense, Net

Net interest expense for the year ended December 31, 2010 increased to $3,268,905, as compared to $2,370,676 for the year ended December 31, 2009. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in net interest expense:

	December 31, 2010	December 31, 2009	Change

Interest expense	$3,275,720	$2,378,863	$896,857
Interest income	(6,815)	(8,187)	1,372
Net interest expense	$3,268,905	$2,370,676	$898,229

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

Change in Fair Value of Warrants

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) warrants issued in connection with the financing to acquire PTL were recorded at fair value and recognized as liabilities. In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of these warrants as of December 31, 2010, and recorded $197,098 for the year ended December 31, 2010, in other expense in recording the liabilities associated with these warrants at their fair value as of December 31, 2010. We measured the fair value of these warrants as of December 31, 2009, and recognized $808,786 for the year ended December 31, 2009, in other income in recording the liabilities associated with these warrants at their fair value as of December 31, 2009.

Net Loss

The factors discussed above resulted in a net loss of $8,723,189 during the year ended December 31, 2010, as compared to a net loss of $10,520,775 during the year ended December 31, 2009, a decrease of 17.1%.

Management utilizes certain non-GAAP financial measures to monitor our performance. While we believe the presentation of non-GAAP financial measures provides additional insight into our operating performance, readers of this report are urged to review the GAAP results as presented in the Financial Statements and Supplementary Data in Item 8 below.

We present a computation of non-GAAP adjusted net loss and non-GAAP adjusted loss per share. We define non-GAAP adjusted net loss as net loss before depreciation and amortization, stock based compensation expense, severance costs, interest expense - net, change in fair value of warrants, inventory valuation expense, bad debt expense, impairment on intangibles and other long lived assets and loss on sale of discontinued operations. We believe that non-GAAP adjusted net loss is a meaningful measure which may be used when making period-to-period comparisons. Non-GAAP adjusted net loss is considered to be a non-GAAP financial measure and should be viewed in conjunction with net loss on the Consolidated Statement of Operations.

We also present non-GAAP adjusted income (loss) per share which is derived by dividing non-GAAP adjusted income (loss) by the shares used in computing basic and diluted net loss per share. Non-GAAP adjusted income (loss) per share is considered to be a non-GAAP financial measure and should be viewed in conjunction with basic and diluted net loss per share on the Consolidated Statement of Operations.

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods:

	For the Year ended December 31,
	2010	2009	Change

Net loss	$(8,723,189)	$(10,520,775)		$1,797,586

Components included in net loss:
Depreciation and amortization	$4,369,841	$4,610,265	$	(240,424)
Stock-based compensation expense	973,143	1,262,027		(288,884)
Inventory valuation, severance and bad debt expenses	723,961	301,931		422,030
Interest expense, net	3,268,905	2,370,676		898,229
Change in fair value of warrants	197,098	(808,786)		1,005,884
Non-GAAP adjusted income (loss)	$809,759	$(2,784,662)		$3,594,421

Shares used in computing basic and diluted net loss per share	2,589,519	1,640,006

Non-GAAP adjusted income (loss) per share	$0.31	$(1.70)		$2.01

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

The following table illustrates the impact of major expenses, namely depreciation, amortization, interest and stock option expense between the periods:

	For the Year ended December 31,
	2009	2008		Change

Net loss	$(10,520,775)		$(11,290,907)		$770,132

Components included in net loss:
Depreciation and amortization	4,610,265		4,542,038		68,227
Stock-based compensation expense	1,262,027		1,395,538		(133,511)
Interest expense, net	2,370,676		1,032,597		1,338,079
Change in fair value of warrants	(808,786)		-		(808,786)
Inventory valuation, severance and bad debt expenses	301,931		374,060		(72,129)
Impairment on intangibles and other long-lived asset	-		934,612		(934,612)
Loss on sale of discontinued operations	-		448,675		(448,675)
Non-GAAP adjusted income (loss)	$(2,784,662)	$	(2,563,387)	$	(221,275)

Shares used in computing basic and diluted net loss per share	1,640,006		1,500,767

Non-GAAP adjusted income (loss) per share	$(1.70)		$(1.71)		$0.01

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At December 31, 2010, our current ratio was 1.30 compared to 1.20 at December 31, 2009. As of December 31, 2009 we had $3,122,545 of working capital compared to $2,214,505 as of December 31, 2009. Cash and cash equivalents were $3,523,948 as of December 31, 2010, as compared to $2,194,788 as of December 31, 2009. We had $0 and $78,000 of cash that was classified as restricted as of December 31, 2010 and 2009, respectively.

Based on our resources available at December 31, 2010, including the public offering of our securities described below, and the substantial reduction in the use of cash in the last year, we believe that we can fund our operations through and beyond the first quarter of 2012. However, given the uncertainty in the general economic conditions and its impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern beyond the first quarter of 2012.

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

In conjunction with the May 7, 2010 public offering of our common stock, the larger convertible note and the warrant were adjusted by contract using a weighted-average formula as specified in the convertible note to have conversion prices and exercise price of $18.39 per share for 910,533 and 293,611 shares, respectively. No change was made to the smaller note, as it has no down-round provision.

Interest at 10% was paid on September 1, 2010 in the form of additional convertible notes of $126,018 and $753,582 for the Series B-1 Convertible Note and Series B-2 Convertible Note, respectively.

Interest at 10% was paid on March 1, 2011 in the form of additional convertible notes of $146,321 and $874,993 for the Series B-1 Convertible Note and Series B-2 Convertible Note, and the their related additional Convertible Notes, respectively.

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

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan of to us, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, we will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, we have issued to Clutterbuck Funds a second warrant which has been modeled after the first warrant issued on March 19, 2010 but which will be to purchase 109,650 shares of our common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of our convertible notes will remain in place.

Net cash and cash equivalents provided by operating activities – continuing operations was $106,210 for the year ended December 31, 2010 compared to cash used of $2,254,247 for the year ended December 31, 2009. The decrease was mostly due to the overall decrease in net loss.

Net cash and cash equivalents used in operating activities – continuing operations was $2,254,247 for the year ended December 31, 2009 compared to cash used of $1,294,070 for the year ended December 31, 2008. The change in cash used between the years was mostly due to the decreases in accounts receivable and inventories.

Net cash and cash equivalents used in investing activities – continuing operations was $631,328 for the year ended December 31, 2010 compared to $14,656,266 for the year ended December 31, 2009. This was primarily due to acquisition costs, net of cash received, of $12,578,022 in connection with the Photo Therapeutics acquisition for the year ended December 31, 2009. The balance of the increase was mainly for the placement of lasers into service.

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

Net cash and cash equivalents provided by financing activities was $1,904,500 for the year ended December 31, 2010 compared to cash provided by financing activities of $15,263,633 for the year ended December 31, 2009. In the year ended December 31, 2010, we received $3,773,000 in proceeds from the issuance of common stock and $2,500,000 in proceeds from debt financing, which were partially offset by repayment of $3,198,954 on the line of credit, $493,627 for certain notes payable and $754,153 in registration costs.

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

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2010 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. The obligations under the credit facility from CIT are term notes. Operating lease and rental obligations are respectively for personal and real property which we use in our business. The obligations relating to the Convertible Notes are stated at the principal amount due and are not discounted for related warrants or origination costs.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Convertible notes	$20,426,276	$-	$20,426,276	$-
Credit facility obligations	779,343	779,343	-	-
Term note obligations	2,500,000	500,000	2,000,000	-
Capital lease obligations	49,225	19,292	29,933	-
Rental and Operating lease obligations	456,244	363,311	92,933	-
Notes payable	46,477	32,660	13,817	-
Total	$24,257,565	$1,694,606	$22,562,959	$-

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

Off-Balance Sheet Arrangements

At December 31, 2010, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our sales or expenses.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Certain of our outstanding warrants are accounted for as derivative financial instruments. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $5.94 on December 31, 2010 had been increased or decreased by $1.50.

The following table shows the effect of changes in the price of our common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of December 31, 2010.

		Pro-forma Information
	As Reported December 31, 2010	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$5.94	$4.44	$7.44

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$938,623	$634,562	$1,261,293

Change in fair value of derivative financial instruments	$-	$(304,061)	$322,670

Condensed Consolidated Statement of Operations:
Increase (decrease) in fair value of derivative financial instruments	$197,098	$(106,963)	$519,768

Net loss attributable to common stockholders	$(8,723,189)	$(8,419,128)	$(9,045,859)

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiary. The subsidiary’s main operating currency is pounds sterling. At the end of each reporting period, revenue and expense of the subsidiary are converted into U.S .dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period.

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

    On August 16, 2010, the Audit Committee of the Company’s Board of Directors has engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner & Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm. . The Company previously filed Form 8-K on August 26, 2010 acknowledging this change.

    During the Company’s fiscal years ended December 31, 2009 and 2008 and through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

    The audit report of Amper on the consolidated financial statements of the Company as of and for the year ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 and 2008 and through August 16, 2010, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as of December 31, 2010. Management’s report was not required to be nor was subject to attestation by our registered public accounting firm pursuant to the rules of the.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treasury Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting has been audited by Amper, Poliziner & Mattia, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held 13 meetings and executed eight unanimous written consents in lieu of a meeting in 2010.

The following sets forth certain biographical information concerning our current directors and our executive officers.

Name	Position	Age
Richard J. DePiano	Non-Executive Chairman of the Board of Directors	69
James W. Sight	Non-Executive Vice Chairman of the Board of Director (since May 26, 2010)	55
Dennis M. McGrath	President, Chief Executive Officer and Director	54
Christina L. Allgeier	Vice President and Chief Financial Officer	38
Michael R. Stewart	Executive Vice President and Chief Operating Officer	53
David W. Anderson	Director	58
Stephen P. Connelly	Director	59
Leonard L. Mazur	Director	66
Alan R. Novak	Director	76
Paul J. Denby	Director (since May 26, 2010)	56

Directors and Executive Officers

Richard J. DePiano was appointed to our Board of Directors in May 2000 and was unanimously elected to serve as Non-Executive Chairman of the Board on January 31, 2003. Since February, 1996 Mr. DePiano has been a director of Escalon Medical Corp., a publicly traded healthcare business specializing in the development and marketing of ophthalmic devices and pharmaceutical and vascular access products, and has served as its Chairman and Chief Executive Officer since March 1997. Mr. DePiano has been the Chief Executive Officer of the Sandhurst Company, L.P. and Managing Director of the Sandhurst Venture Fund since 1986. Mr. DePiano was also the Chairman of the Board of Directors of SLT prior to our acquisition of SLT. Mr. DePiano serves on the Board of Trustees for Drexel University and Salus University. Mr. DePiano brings professional experience and executive management experience with a health-care company to the Board.

James W. Sight was appointed to our Board of Directors on May 26, 2010 and serves as Non-Executive Vice Chairman. Mr. Sight, an investor serving on the board of directors of various other public companies, has over 20 years of experience in corporate restructurings and financings. Within his experience Mr. Sight has been, since November 2007, a significant shareholder of Feldman Mall Properties, Inc., a real estate investment trust formerly listed on the New York Stock Exchange under the symbol FLMP, and has served in the office of the REIT’s President; acted since 1998 to the present as a consultant to LSB Industries (NYSE: LXU); and from 1995 to 2006, was a large shareholder in Westmoreland Coal (AMEX: WLB), and was active on its board of directors in directing the reorganization of the company and its emergence from Chapter 11.  Mr. Sight’s experience in corporate restructurings and financings makes him a valuable member of our Board of Directors.

Dennis M. McGrath was appointed as our President, Chief Executive Officer and a director in July 2009. Mr. McGrath also served as our Chief Financial Officer and Vice President—Finance and Administration from January 2000 through November 2009. Mr. McGrath has held several senior level positions including, from February 1999 to January 2000, serving as the Chief Operating Officer of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a public company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as Chief Financial Officer of Think New Ideas, Inc., a public company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, Mr. McGrath was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. From September 1996 to February 1999, Mr. McGrath was the Chief Financial Officer and Executive Vice-President–Operations of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. Mr. McGrath is currently a director of RICOMM Systems, Inc. and Noninvasive Medical Technologies, Inc. Mr. McGrath graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath’s extensive experience in management and finance and his service as Chief Executive Officer make him a valuable member of our Board of Directors

Christina L. Allgeier was appointed as our Vice President and Chief Financial Officer in October 2009. Prior to this time, Ms. Allgeier served as our corporate controller since December 2002. Ms. Allgeier graduated with a B.S. in accounting from Penn State University. Ms. Allgeier holds a license from the Commonwealth of Pennsylvania as a certified public accountant.

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

David W. Anderson was appointed to our Board of Directors on September 28, 2004. Mr. Anderson has been the President and Chief Executive Officer of Gentis, Inc. since November 2004. He has over twenty years of entrepreneurial management experience in the medical device, orthopedics and pharmaceutical field. He has served as President and CEO of Sterilox Technologies, Inc., the world’s leader in the development and marketing of non-toxic biocides; Bionx Implants, Inc., a publicly traded orthopedic sports medicine and trauma company, and Kensey Nash Corporation, a publicly traded cardiology and biomaterials company. In addition, Mr. Anderson was previously Vice President of LFC Financial Corp., a venture capital and leasing company, where he was responsible for LFC’s entry into the healthcare market; and was a founder and Executive Vice President of Osteotech, Inc., a high-technology orthopedic start-up. Mr. Anderson is also on the Board of Directors of Vision Sciences, Inc. (Nasdaq: VSCI). Mr. Anderson has executive experience in a variety of health-care companies, which makes him a valuable member of our Board of Directors.

Stephen P. Connelly was appointed to our Board of Directors on May 3, 2007. Mr. Connelly joined Viasys Healthcare, Inc., a medical technology and device company in August 2001 and served as President and Chief Operating Officer from November 2002 until August 2004. In addition, Mr. Connelly was formerly Senior Vice President and General Manager of the Americas as well as a member of the Executive Committee of Rhone Poulenc Rorer. Mr. Connelly’s broad background includes over twenty-five years of experience in the planning, development and management of rapid-growth marketing-driven businesses in the medical device and pharmaceutical fields. Since 1999, Mr. Connelly has been an adjunct professor at St. Joseph’s University, teaching international management and global strategy in the MBA program in the Haub School of Business. In addition, Mr. Connelly has a diverse and comprehensive business background, with expertise in such areas as strategic and tactical business development, joint ventures, mergers, acquisitions and corporate partnering, structuring and finance. Mr. Connelly is well-versed in every aspect of marketing, sales, general management, research and development of high-technology products and processes. Mr. Connelly possesses extensive international experience, having lived in Asia and having had operational P&L responsibility in many developed countries. Mr. Connelly has executive experience in seasoned healthcare companies, with particular expertise in international dealings, making him well qualified to serve on our Board of Directors.

Leonard L. Mazur was appointed to our Board of Directors on May 13, 2009. Mr. Mazur is the co-founder of Triax Pharmaceuticals, LLC, or Triax, where he has served as Chief Operating Officer since January 2005. Prior to joining Triax, he was the founder and, from 1995 to 2005, Chief Executive Officer of Genesis Pharmaceutical, Inc., a skincare company that dispenses products through dermatologists’ offices. In addition, Mr. Mazur has extensive sales, marketing and business development experience from his tenures at Medicis Pharmaceutical Corporation, ICN Pharmaceuticals, Inc., Knoll Pharma (a division of BASF), and Cooper Laboratories, Inc. Mr. Mazur is a member of the Board of Trustees of Manor College in Jenkintown, PA. Mr. Mazur has entrepreneurial experience in the healthcare industry, and his experiences in marketing and with dermatological products make him a valuable member of our Board of Directors.

Alan R. Novak was appointed to our Board of Directors in October 1997. Mr. Novak is a managing member of City Interests, LLC, a fully integrated real estate investment and development company. Mr. Novak’s and CityInterests’ projects include the Mandarin Oriental Hotel in Washington, DC; Harbourside & the Swedish Embassy, a mixed-use office and residential project on the Georgetown waterfront in Washington, DC; and Parkside, a mixed-use development on the Metro in Washington DC.  Mr. Novak is a graduate of Yale University, Yale Law School and Oxford University as a Marshall Scholar. Mr. Novak practiced law at Cravath, Swaine & Moore and Swidler & Berlin, Chartered. His public service includes three years as an officer in the U.S. Marine Corps, a U.S. Supreme Court clerkship with Justice Potter Stewart, and service as Senior Counsel to Senator Edward M. Kennedy, Senior Executive Assistant to Undersecretary of State, Eugene Rostow and the Executive Director of President Johnson’s Telecommunications Task Force. Mr. Novak was appointed by President Carter and served for five years as Federal Fine Arts Commissioner. Mr. Novak brings professional experience to the Board and business experience from the vantage point of a non-healthcare company, allowing him to provide our Board of Directors with a valuable outside perspective.

Paul J. Denby was appointed to our Board of Directors on May 26, 2010. Mr. Denby has over 30 years of experience, through Denby Enterprises, Inc., in the professional hair care industry. He has represented over 100 companies covering a gamut of professional appliances, cosmetics, and skincare products. Mr. Denby has served some of the largest beauty companies in the industry, in such capacities as: sales manager and direct agent in marketing, merchandising, positioning and promoting their products. Mr. Denby has extensive experience in sales and marketing of dermatological products, allowing him to provide valuable advice as a member of our Board of Directors.

With respect to the incumbent members of the Board of Directors, none of the members has, in the past 10 years, been subject to a federal or state judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to any legal proceedings, which include judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity or based on violations of federal or state securities, commodities, banking, or insurance laws and regulations, or any settlement to such actions, and any disciplinary sanction or order imposed by a stock, commodities or derivatives exchange other self-regulatory organization.

Board Leadership Structure

In accordance with the provisions of our Bylaws and the Securities Purchase Agreement with the holder of our Convertible Notes (the “Investor”), the total number of directors who serve on our Board of Directors is currently set at eight. In order to increase the number of directors serving on the Board from seven to eight, it was necessary to secure the consent of the Investor. The Investor consented to an eight-member Board until such time as the Investor acts on its continuing right under the Securities Purchase Agreement to designate a member for election or appointment to the Board. Upon such designation, we shall take all such actions as are necessary to cause the Board to consist of only seven members, including the member designated by the Investor, even if that should necessitate the resignation of then-incumbent members of the Board. Each incumbent member of the Board has agreed that in such an eventuality, the Chairman may determine which members may be obliged to resign.

We choose to separate the position of our Chief Executive Officer from that of our Chairman of the Board of Directors. Our Board of Directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director. The Board of Directors also has provided for the post of Vice Chairman, who will fulfill the duties of the Chairman when circumstances preclude the Chairman from fulfilling the duties of the chairmanship.

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

Compensation, Nominations and Corporate Governance and Audit Committees

General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals and an Anti-Fraud Program. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.photomedex.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2010 that, except for Mr. McGrath, who is our Chief Executive Officer, all current members of the Board of Directors are independent under the revised listing standards of The NASDAQ Stock Market, LLC (“Nasdaq”). Additionally, our Board of Directors believes that it is desirable to have at least one financial expert serving on the Audit Committee.

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
•
evaluating performance and recommending to the Board the compensation, including any incentive compensation, of our Chief Executive Officer and other executive officers in accordance with those objectives;

•	reviewing employment agreements for executive officers;
•	recommending to the Board of Directors the compensation for our directors;
•	administering our equity compensation plans (except the Non-Employee Director Plan) and other employee benefit plans;
•	evaluating human resources and compensation strategies, as needed; and
•	evaluating periodically the Compensation Committee charter.

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of Messrs. Novak, Connelly and Mazur. Mr. Connelly serves as the Chairman of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee in 2010 satisfies the independence requirements of the Commission and Nasdaq. The Compensation Committee held one formal meeting during 2010.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation Committee for 2010 is presented below.

Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors’ nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. DePiano, Anderson, Denby and Connelly. Mr. Anderson serves as the Chairman of the Nominations and Corporate Governance Committee. Our Board of Directors determined in 2010 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of the Commission and Nasdaq. The Nominations and Corporate Governance Committee held one formal meeting during 2010 in conjunction with a meeting of the full Board of Directors.

The duties and responsibilities of the Nominations and Corporate Governance Committee include:
•	identifying and recommending to our Board of Directors individuals qualified to become members of our Board of Directors and to fill vacant positions on our Board of Directors;
•	recommending to our Board of Directors the director nominees for the next annual meeting of stockholders;
•	recommending to our Board of Directors director committee assignments;
•	reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers;
•	monitoring the independence of our board members;
•	developing and overseeing the corporate governance principles applicable to members of our Board of Directors, officers and employees;
•	reviewing and approving director compensation and administering the Non-Employee Director Plan;
•	monitoring the continuing education for our directors; and
•	evaluating annually the Nominations and Corporate Governance Committee charter.

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

Audit Committee.    Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors and an internal audit function and risk assessment and risk management. The duties of our Audit Committee include:

•	appointing, evaluating and determining the compensation of our independent auditors;
•	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;
•	reviewing disclosure controls and procedures, internal control over financial reporting, any internal audit function and corporate policies with respect to financial information;
•	reviewing other risks that may have a significant impact on our financial statements;
•	preparing the Audit Committee report for inclusion in the annual proxy statement;
•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters;
•	approving all related party transactions, as defined by applicable NASD Rules, to which the Company is a party; and
•	evaluating annually the Audit Committee charter.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board of Directors has adopted a written charter for the Audit Committee, which charter meets the applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Messrs. DePiano, Anderson and Connelly. Mr. DePiano serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held seven meetings during 2010.

The Board of Directors determined in 2010 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 30, 2011, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2010.

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

Objectives of Compensation Program

The Compensation Committee intends to govern and administer compensation plans to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own and our success. Included in this evaluation is an analysis whether the Company’s incentive compensation arrangements, including short-term (annual cash incentive) and long-term (equity awards) components, encourage unnecessary or excessive risks by any of the executives. Although incentive compensation is discretionary, the Compensation Committee typically considers overall performance of the Company when granting cash incentive awards and considers each executive’s contributions to the growth of the Company for the benefit of the stockholders when granting incentive equity awards. We have no retirement plans or deferred compensation programs in effect for our non-employee directors and our executive officers, except for our 401(k) plan in which our executive officers are eligible to participate. Compensation is generally paid as earned. We do not have a specific formula for allocating between cash and non-cash compensation, which has been in the form of stock options and awards of stock.

In order to assess whether the compensation program we had been providing to our executive officers was competitive and effective, the Compensation Committee relied on its own comparative review of peer companies. As an ongoing matter, the Compensation Committee does not regularly engage third-party consultants to advise on our compensation policies. Furthermore, our Compensation Committee does not delegate its responsibilities for reviewing and approving executive compensation.

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

Bonus.    Generally, at the outset of a fiscal year, the Compensation Committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Compensation Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants.

For 2010, Messrs. McGrath and Stewart were eligible to earn a bonus of 60% of base salary. The bonus opportunity was pre-set against a sliding scale based on adjusted earnings before interest, taxes, depreciation and amortization in the second half of 2010.

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

Similar criteria are applied in making awards of restricted shares of our common stock under the 2005 Equity Plan, but in the case of restricted stock, we can base the vesting schedule of the restricted stock on the price performance of our common stock.

The vast majority of the stock options outstanding under our equity plans have exercise prices which are well above the current market price of our common stock. The decline in our stock price over recent years has made our goal of attracting, retaining and motivating employees more challenging. Accordingly, our Board of Directors approved an exchange of certain underwater options held by our named executive officers, other current employees, members of our Scientific Advisory Board and other active consultants and nonemployee members of our Board of Directors. The program concluded on December 30, 2010: participants surrendered 68,653 options and received in exchange 22,063 registered, unrestricted shares from the 2005 Equity Plan.

Compensation on Termination of Employment or Change of Control.    We have employment agreements with Messrs. McGrath and Stewart. The employment agreement with Mr. O’Donnell terminated on July 31, 2009 as a result of his separation. Each of these agreements provides for severance upon termination of employment, whether in context of a change of control or not. We have an at-will employment agreement with Ms. Allgeier, which provides for severance upon termination of employment after a change in control without cause or for good reason.

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

Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. The Compensation Committee has been advised that based upon prior stockholder approval on January 26, 2009 of the material terms of our 2005 Equity Plan, compensation under our 2005 Equity Plan is excluded from this limitation, provided that the other requirements of Section 162(m) are met. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m). The base salary provided to each of our executives in 2008, 2009 and 2010 did not exceed the limits under Section 162(m) for tax deductibility. None of our executives exercised any options in 2008, 2009 or 2010.

Overview of Executive Employment Agreements and Option Awards

Employment Agreement with Dennis M. McGrath.    In November 1999, we entered into an employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration. We amended and restated that agreement in August 2002, September 2007 and May 6, 2008. On July 2, 2009, Mr. McGrath became our President and Chief Executive Officer following Mr. O’Donnell’s separation. Mr. McGrath’s employment agreement has been renewed in accordance with its terms through December 31, 2011. Mr. McGrath’s annual base salary was approximately $300,000 in 2008 and 2009.

Mr. McGrath’s 2010 annual base salary was $325,000. The severance arrangements contained in Mr. McGrath’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

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

Pursuant to the Company’s Proxy Statement, the stockholders approved on October 28, 2010 the request of the Board of Directors to increase the shares authorized under the 2005 Equity Plan so that, among other purposes set forth in the Proxy Statement, the Board could provide long-term incentive compensation to Messrs. McGrath and Stewart. On March 29, 2011, the Board of Directors awarded Mr. McGrath 100,000 restricted shares of common stock. The shares vest 10% a year for the first ten years after the award and may be accelerated in the event of a change in control. Taxes imposed in the first year due to vesting of shares will be grossed up for taxes and paid provided conditions of cash availability are met.

Employment Agreement with Michael R. Stewart. Effective August 1, 2002, Michael R. Stewart became our Executive Vice President of Corporate Operations, pursuant to an employment agreement. The employment agreement was amended and restated in September 2007. Mr. Stewart became our Chief Operating Officer on July 19, 2005, at which time he was granted 5,000 options. Mr. Stewart’s annual base salary was $262,500 in 2008 and 2009. Mr. Stewart’s 2010 annual base salary was $300,000. Mr. Stewart’s employment agreement has been renewed in accordance with its terms through December 31, 2011. The severance arrangements contained in Mr. Stewart’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

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

Pursuant to the Company’s Proxy Statement, the stockholders approved on October 28, 2010 the request of the Board of Directors to increase the shares authorized under the 2005 Equity Plan so that, among other purposes set forth in the Proxy Statement, the Board could provide long-term incentive compensation to Messrs. McGrath and Stewart. On March 29, 2011, the Board of Directors awarded Mr. Stewart 100,000 restricted shares of common stock. The shares vest 10% a year for the first ten years after the award and may be accelerated in the event of a change in control. Taxes imposed in the first year due to vesting of shares will be grossed up for taxes and paid provided conditions of cash availability are met.

Employment Agreement with Christina L. Allgeier. We have an at-will employment agreement with Ms. Allgeier, which provides for severance upon termination of employment after a change in control without cause or for good reason. If, following a change in control of the Company, Ms. Allgeier’s employment is terminated (a) by the Company without cause or (b) by Ms. Allgeier for good reason, she will be entitled to six months’ salary continuation. On March 29, 2011, Ms. Allgeier was awarded under the 2005 Equity Plan 10,000 restricted shares of common stock. The shares vest 20% a year for the first five years after the award and may be accelerated in the event of a change in control.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2010 and 2009 concerning compensation for our named executive officers. Mr. O’Donnell was Chief Executive Officer and President until July 2, 2009, at which time the Board of Directors appointed Mr. McGrath to serve as our Chief Executive Officer and President. Ms. Allgeier was appointed to serve as our Chief Financial Officer on November 4, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Dennis M. McGrath, President and Chief Executive Officer	2010	324,010	161,379	0	0	21,195	506,584
	2009	300,000	0	18,025	45,045	20,156	383,226

Michael R. Stewart, Chief Operating Officer and Executive Vice President	2010	298,558	148,965	0	0	19,368	466,891
	2009	262,500	0	10,815	27,027	19,097	319,439

Christina L. Allgeier, Chief Financial Officer & Vice President	2010	130,385	25,000	0	0	13,004	168,389
	2009	101,521	0	0	4,290	2,766	108,577

(1)
“Bonus” in the foregoing table is the bonus earned in 2010 and 2009, even though such bonus will have been paid in a subsequent period. No bonus has been accrued for 2009 as the condition for accrual has not been met.

(2)
The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted under our 2005 Equity Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2009, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2009 awards, other features of those awards, and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table below.

(3)
“All Other Compensation” includes car allowance ($1,000 per month), premiums for supplementary life and/or disability insurance and matching 401(k) plan contributions for Messrs. McGrath and Stewart and Ms. Allgeier. Ms. Allgeier’s Other Compensation in 2009 reflects car allowance for November and December, after she had became the Chief Financial Officer.

Non-Equity Incentive Plan; Non-Qualified Deferred Compensation

We do not have a non-equity incentive plan, nor do we have a plan or program of non-qualified deferred compensation.

Potential Payments on Termination of Employment or Change of Control

Potential payments to our named executive officers on termination of employment or upon a change of control of the Company are governed by their respective employment agreements and by the terms of their option agreements and restricted stock agreements.

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

If, following a change in control of the Company, Ms. Allgeier’s employment is terminated (a) by the Company without cause or (b) by Ms. Allgeier for good reason, she shall be entitled to six months’ salary continuation.

If any of the events set forth in the table below had occurred by December 31, 2010, then we estimate the value of the benefits that would have been triggered and thus accrued to Messrs. McGrath and Stewart and Ms. Allgeier had the triggering event occurred on December 31, 2010, would be as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control

Dennis McGrath	Salary & bonus (1)(2)	$ 325,000	$ 650,000	0	0	0	N/A
	Health continuation	8,199	16,398	0	0	0	N/A
	AD&D insurance	1,046	2,092	0	0	0	N/A
	Executive life ins.	5,852	11,705	0	0	0	N/A
	Accelerated vesting (3)	69,580	69,580	0	0	0	N/A
	Tax gross-up (4)	2,578	5,156	0	0	0	N/A
	TOTAL	$ 387,255	$ 704,931	0	0	0	N/A

Michael Stewart	Salary & bonus (1)(2)	$ 300,000	$ 600,000	0	0	0	N/A
	Health continuation	8,199	16,398	0	0	0	N/A
	AD&D insurance	1,046	2,092	0	0	0	N/A
	Executive life ins.	5,076	10,152	0	0	0	N/A
	Accelerated vesting (3)	38,486	38,486	0	0	0	N/A
	Tax gross-up (4)	2,236	4,472	0	0	0	N/A
	TOTAL	$ 317,543	$ 596,600	0	0	0	N/A

Christina L. Allgeier	Salary & bonus (1)(2)	N/A	$ 72,500	0	0	0	N/A
	Health continuation	N/A	N/A	0	0	0	N/A
	AD&D insurance	N/A	N/A	0	0	0	N/A
	Executive life ins.	N/A	N/A	0	0	0	N/A
	Accelerated vesting (3)	N/A	N/A	0	0	0	N/A
	Tax gross-up (4)	N/A	N/A	0	0	0	N/A
	TOTAL	N/A	$ 72,500	0	0	0	N/A

(1)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.
(2)	Severance based on 2010 salary levels.
(3)
If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2010 was $5.94 per share All shares were unvested at that date. For stock awarded prior to January 26, 2009, the date of our 1-for-7 reverse stock split, such shares were purchased for $0.42 (par value of $0.01 per share adjusted for the 1-for-7 reverse stock split and the assumed 1-for-6 reverse stock split). For stock awarded after January 26, 2009, such shares were purchased for $0.06 (par value of $0.01 per share adjusted for the 1-for-6 reverse stock split).
The gain associated with the acceleration of a share of restricted stock upon a change of control is calculated as the difference between the closing price of our common stock on the date of such event and the purchase price of such share of restricted stock.

All unvested options generally become exercisable by reason of a change of control. However, none of the executives’ unvested options were in the money as of December 31, 2010, and therefore there would have been no benefit as of December 31, 2010. Similarly, in the event of an involuntary termination without cause, the executive optionee becomes vested in those options that would otherwise have vested in twelve months following the date of termination. As in the hypothetical change of control, so in this case of hypothetical involuntary termination, there would have been no benefit to the optionee inasmuch as no option was in the money at December 31, 2010.

(4)	Tax gross-ups are with respect to supplementary executive life and/or disability insurance benefits.

STOCK OPTIONS

Our 2005 Equity Plan is the vehicle by which restricted stock awards and option grants are made to the executives and other service-providers. At the 2010 annual meeting of stockholders, the number of shares reserved for issuance under the 2005 Equity Plan was increased to 650,000 shares of our common stock and to 60,000 shares of our common stock for our 2000 Outside Director Plan.

Grants of Plan-Based Awards Table

None.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE, AS ADJUSTED TO REFLECT THE 1-FOR-6 REVERSE STOCK SPLIT EFFECTIVE FEBRUARY 3, 2010

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Dennis McGrath	0	N/A	0	N/A	N/A	0	0	7,977	47,383
	0	N/A	0	N/A	N/A	0	0	2,084	12,379
	1,750	7,000	0	6.24	6/15/19	0	0	2,917	17,327

Michael Stewart	0	N/A	0	N/A	N/A	0	0	1,667	9,902
	0	N/A	0	N/A	N/A	0	0	3,750	22,275
	1,050	4,200	0	6.24	6/15/19	0	0	1,750	10,395

Christina Allgeier	167	667	0	6.24	6/15/19	0	0	N/A	N/A

(1)	The market value of unvested shares of restricted stock is based on $5.94 per share, which was the closing price of our stock on December 31, 2010.

(2)
All options granted to Messrs. McGrath and Stewart and Ms. Allgeier were under the 2005 Equity Plan. Options with portions unvested as of December 31, 2010 vest ratably on each of the five anniversary dates from the respective grant dates.

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

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Directors who are not our employees are compensated under the Non-Employee Director Plan. Each such director received in 2010 non-qualified options to purchase up to 834 shares of our common stock on an annual basis, but starting in 2011, each such director will instead receive 1,000 shares of our common stock. The shares, like the options before them, vest quarterly in the year of grant, vesting on the last day of service within a quarter. Each outside director receives an annual cash retainer of $20,000, payable quarterly; other fees, such as those based on a director’s chairmanship or the length or manner of a meeting, will no longer be earned or paid. The Board will have the discretion to pay the quarterly portion of the retainer in cash or in shares of our common stock. If the Board determines to pay the quarterly portion of the retainer fees in shares of our common stock, the number of shares issued to each director will be calculated by dividing the dollar amount owed by the closing price of our common stock as of the sooner to occur of the close of the quarter, or the resignation date of a director. In December 2010, the directors received unrestricted shares of Company stock in settlement of $274,833 of accrued but unpaid fees of which $125,333 of such fees were earned in 2010. Such shares were issued out of the 2005 Equity Plan. The table below sets forth our non-employee directors’ compensation through December 31, 2010.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Option Awards ($) (1)(2)	Total ($)

Richard J. DePiano	31,917	3,818	35,735

James W. Sight (3)	12,000	3,041	15,041

Alan R. Novak	23,500	3,818	27,318

David W. Anderson	28,458	3,818	32,276

Stephen P. Connelly	28,958	3,818	32,776

Leonard L. Mazur	23,500	3,818	27,318

Paul J. Denby (3)	12,000	3,041	15,041

(1)
The amounts shown for option awards relate to shares granted under our Non-Employee Director Plan. These amounts are equal to the aggregate grant-date fair value with respect to the option awards for financial statement purposes, computed in accordance with FASB ASC Topic 718, but without giving effect to estimated forfeitures.

(2)	The grant date fair value computed in accordance with ASC Topic 718 was $5.70 on January 1, 2010 and $4.87 on May 26, 2010.
(3)	Mr. Sight and Mr. Denby joined our Board of Directors effective May 26, 2010.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors

Our articles of incorporation and bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and stockholders and other items. Our articles of incorporation and bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Nevada law. Pursuant to our Articles of Incorporation and under Nevada law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for breaches which involve intentional misconduct, fraud or a knowing violation of law.

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance which expires on April 15, 2011. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Annual Report under the heading “Overview of Equity Compensation Plans” is hereby incorporated by reference.

The following table reflects, as of March 30, 2011, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned (Post February 3, 2010 1-for-6 reverse stock split)	Percentage of Shares Beneficially Owned (1)
Richard J. DePiano (2)	14,895	*
James W. Sight (3)	189,702	6.63
Dennis M. McGrath (4)	118,438	*
Michael R. Stewart (5)	110,174	*
Christina L. Allgeier (6)	10,560	*
Alan R. Novak (7)	11,330	*
David W. Anderson (8)	10,662	*
Stephen P. Connelly (9)	10,516	*
Leonard L. Mazur(10)	7,887	*
Paul J. Denby (11)	229,959	8.04
Perseus Partners VII, LP (12)	1,566,244	33.78
Goldman Capital Management, Inc. (13)	288,289	10.08
Corsair Capital Management, LLC(14)	256,412	8.97
Leap Tide Management Inc.(15)	210,063	7.35
Charles L. Frischer (16)	155,479	5.44
LB I Group, Inc. (17)	146,694	5.13
Clutterbuck Funds LLC (18)	234,650	7.10
All directors and officers as a group (ten persons) (19)	714,123	23.20

*           Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 30, 2011, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 3,069,749 shares of common stock outstanding as of March 30, 2011.

(2)	Includes 14,062 shares of common stock and options to purchase up to 833 shares of common stock. Mr. DePiano’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(3)	Includes 189,077 shares of common stock and options to purchase up to 625 shares of common stock. Mr. Sight’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(4)
Includes 3,711 shares of common stock, 112,977 additional shares of common stock subject to restriction agreements with us and vested options to purchase 1,750 shares of common stock. Does not include options to purchase up to 7,000 shares of common stock, which may vest more than 60 days after March 30, 2011.

(5)
Includes 1,957 shares of common stock, 107,167 additional shares of common stock subject to restriction agreements with us and vested options to purchase 1,050 shares of common stock. Does not include options to purchase up to 4,200 shares of common stock, which may vest more than 60 days after March 30, 2011.

(6)
Includes 394 shares of common stock, 10,000 additional shares of common stock subject to a restricted agreement with us and options to purchase up to 166 shares of common stock. Does not include options to purchase up to 667 shares of common stock, which may vest more than 60 days after March 30, 2011.

(7)	Includes 10,497 shares of common stock and options to purchase up to 833 shares of common stock. Mr. Novak’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(8)	Includes 9,829 shares of common stock and options to purchase up to 833 shares of common stock. Mr. Anderson’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(9)	Includes 9,683 shares of common stock and options to purchase up to 833 shares of common stock. Mr. Connelly’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(10)	Includes 6,429 shares of common stock and options to purchase up to 1,458 shares of common stock. Mr. Mazur’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(11)
Includes 2,000 shares of common stock and options to purchase up to 833 shares of common stock. In addition, Paul J. Denby is deemed to own 227,334 shares of common stock. The Paul J. Denby Revocable Trust holds 112,000 shares of common stock and various custodians of Mr. Denby’s IRAs hold 115,334 shares of common stock. Mr. Denby’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(12)
Includes (a) $21,447,590 aggregate principal amount of promissory notes convertible into 1,272,009 shares of common stock (272,927 of such shares are issuable upon conversion of the “Series B-1 Note” and  its additional convertible notes issued September 1, 2010 and March 1, 2011 at a conversion price of $11.25850 per share, and 999,082 of such shares are issuable upon conversion of the “Series B-2 Note” and its additional convertible notes issued September 1, 2010 and March 1, 2011 at a conversion price of $18.39172 per share); (b) warrants exercisable into 293,610 shares of common stock at $18.39172 per share and (c) options to purchase up to 625 shares of common stock. Parties related to Perseus Partners VII, L.P. include Perseus Partners VII GP, L.L.C., Perseus Partners VII GP, L.P., Perseus L.L.C., and Perseuspur, L.L.C. The address of Perseus Partners VII, L.P. is c/o Perseus, L.L.C., 2099 Pennsylvania Avenue, NW, Ninth Floor, Washington, D.C. 20006.

(13)
Includes 288,289 shares of common stock which Goldman Capital Management Inc. owns directly and indirectly through related entities, including without limitation the Goldman Capital Management Money Purchase Plan dated 12/23/87. The foregoing information has been derived in part from a Schedule 13F-HR filed by Goldman Capital Management on October 28, 2009 and from information obtained from the investor on December 22, 2009. The address of Goldman Capital Management is 320 Park Avenue, New York, New York 10022.

(14)
Corsair Capital Management LLC is deemed to own 256,412 shares of common stock held through the following affiliates: Corsair Capital Partners LP owns 211,539 shares of common stock; Corsair Capital Investors, Ltd. owns 26,667 shares of common stock, and Corsair Capital Partners 100, L.P. owns 18,206 shares of common stock. The foregoing information has been derived in part from a Schedule 13G filed by Goldman Capital Management on February 10, 2011. The address of Corsair Capital Management LLC is 350 Madison Avenue, Ninth Floor, New York, NY 10017.

(15)
Leap Tide Management Inc. owns 210,063 shares of common stock. The foregoing information has been derived in part from a Schedule 13G filed on February 16, 2010. The address of Leap Tide Management Inc. is 10451 Mill Run Circle, Suite 400, Owings Mills, MD 21117.

(16)
Charles L. Frischer owns 155,479 shares of common stock, of which he holds 151,851 directly and 3,628 through a family partnership. Abigail Francis, who is Mr. Frischer’s spouse, owns 5,000 shares directly. Each spouse disclaims ownership in the other spouse’s direct holdings, but each spouse claims beneficial ownership in the 3,628 shares owned by the partnership. The foregoing information has been obtained from a Schedule 13D filed by Mr. Frischer on May 17, 2010. The address of Mr. Frischer is 803 Prospect Street, Seattle, WA  98012.

(17)
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

(18)	Clutterbuck Funds LLC has warrants exercisable into 234,650 shares of common stock. The address of Clutterbuck Funds is 200 Public Square, Suite 2910, Cleveland, OH 44114.

(19)
Includes 474,973 unrestricted shares of common stock and 230,144 restricted shares of common stock and vested options to purchase 9,006 shares of common stock. Does not include options to purchase up to 11,867 shares of common stock, which may vest more than 60 days after March 30, 2011.

Item 13.	Certain Relationships and Related Transactions, Director Independence

As of March 30, 2011, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Baker & Hostetler LLP, outside counsel to us in certain litigation, held in the aggregate 1,034 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options that they accepted from us in exchange for legal services performed from July 1998 to May 2000.

On February 27, 2009, we issued one of the Convertible Notes in an aggregate principal amount of $18.0 million to one of our investors. This Convertible Note was initially convertible into 581,225 shares of our common stock at a conversion price of $30.96912 per share. In connection with the issuance of this Convertible Note, we also issued to this investor a warrant to purchase 174,368 shares of our common stock at price per share of $30.96912. On September 1, 2009, as payment of interest in kind, we issued a second Convertible Note in an aggregate principal amount of $720,000 to this same investor, which Convertible Note was initially convertible into 23,249 shares of our common stock at a conversion price of $30.96912 per share. On March 1, 2010, as payment of interest in kind, we issued two additional Convertible Notes in an aggregate principal amount of $748,800. These Convertible Notes were initially convertible into an aggregate of 33,869 shares of our common stock at a conversion price of $22.10844 per share. Following the amendments to the Convertible Notes described herein and the issuance as of September 1, 2010 and as of March 1, 2011 of Additional Convertible Notes in payment of accrued interest, as of March 30, 2011, the Convertible Notes are convertible into 1,272,009 shares and the warrant and the option are exercisable into 293,610 and 625 shares of our common stock, which in aggregate would represent 33.78% of our outstanding common stock if converted and exercised.

Perseus, L.L.C. is the manager of an investment fund that is the holder of the Convertible Notes and related warrant described above and that beneficially owns approximately 33.78% of our voting securities. In addition, such investment fund has the right to appoint a director to our Board of Directors and has certain approval and negative control rights.

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

Our Audit Committee appointed EisnerAmper LLP as our independent auditors for the fiscal year ending December 31, 2010 and Amper, Politziner & Mattia, LLP for the fiscal year ending December 31, 2009.

The following table shows the fees paid or accrued by us for the audit and other services provided by EisnerAmper LLP for 2010 and Amper, Politziner & Mattia, LLP (“Amper”) for 2009:

	2010	2009
Audit Fees – Amper (1)	$34,000	$307,000
Audit Fees –EisnerAmper (1)	181,000	-
Audit-Related Fees – Amper (2)	69,000	126,350
Audit-Related Fees – EisnerAmper (2)	40,000	-
All Other Fees – Amper (3)	-	11,000
Total	$324,000	$444,350

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees: in this table.

(3)	Consists of all other products and services provided other than the services reported under audit fees and audit related fees.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of EisnerAmper LLP to perform audit or non-audit services for us before EisnerAmper LLP is engaged to provide those services. Under applicable Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

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

The Audit Committee’s pre-approval policy provides as follows:

•      First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage EisnerAmper LLP for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•      Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

All fees to our independent accounting firms were approved by the Audit Committee.

Auditor Selection for Fiscal 2011 The Audit Committee has selected EisnerAmper LLP to serve as our independent auditors for the year ending December 31, 2011. The Committee’s selection will be submitted to our stockholders for verification at our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

Consolidated balance sheet of PhotoMedex, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010.

(a)(2)           Financial Statement Schedules

(a)(3)           Exhibits

The exhibits listed under subsections (b) of this Item 15 are hereby incorporated by reference.

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(b)      Exhibits

1.1	Underwriting Agreement dated May 4, 2010 between PhotoMedex, Inc. and Ladenburg Thalmann & Co. Inc. (34)
2.1	Agreement and Plan of Merger, dated September 25, 2002, between PhotoMedex, Inc., J Merger Corp., Inc. and Surgical Laser Technologies, Inc. (1)
2.2	Agreement and Plan of Merger, dated December 1, 2004, between PhotoMedex, Inc., Gold Acquisition Merger Corp. and ProCyte Corporation (2)
2.3	Securities Purchase Agreement, dated October 31, 2006, by and between PhotoMedex, Inc. and each purchaser a party thereto (3)
2.4	Purchase Agreement, dated August 4, 2008, by and among PhotoMedex, Inc., Photo Therapeutics Group Limited and Neil Crabb. (21)
2.5	Asset Purchase Agreement, dated August 1, 2008, by and between PhotoMedex, Inc. and PRI Medical Technologies, Inc. (21)
2.6	Form of Securities Purchase Agreement, dated October 22, 2009, between PhotoMedex, Inc. and each Purchaser (29)
2.7	Agreement and Plan of Merger, dated December 28, 2010, between PhotoMedex, Inc. (a Delaware corporation) and PhotoMedex, Inc. (a Nevada corporation). (36)

2.8	Certificate of Merger, dated December 29, 2010, issued by Delaware Secretary of State (36)
3.1	Restated Certificate of Incorporation, filed on August 8, 2000 (4)
3.2	Amendment to Restated Certificate of Incorporation, filed on January 6, 2004 (22)
3.3	Amendment to Restated Certificate of Incorporation, filed on January 26, 2009 (26)
3.4	Amended and Restated Certificate of Incorporation, filed on February 3, 2010 (32)
3.5	Amended and Restated Bylaws (5)
3.6	Amended Section 6.01 of the By-Laws, October 30, 2007 (19)
3.7	Certificate of Amendment of Restated Certificate of Incorporation of PhotoMedex, Inc., filed on February 3, 2010 (32)
3.8	Articles of Incorporation of PhotoMedex, Inc. (a Nevada corporation), filed on December 28, 2010 (36)
3.9	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (36)
4.1
Securities Purchase Agreement, dated August 4, 2008, by and between PhotoMedex, Inc. and Perseus Partners VII, LP, including Form of Convertible Note, Form of Warrant and Registration Rights Agreement (21)

4.2	Amendment No. 1 to Securities Purchase Agreement, dated February 27, 2009. (24)
4.3	First Tranche Convertible Promissory Note, dated February 27, 2009. (24)
4.4	Pledge and Security Agreement, dated February 27, 2009. (24)
4.5	First Tranche Warrant, dated February 27, 2009. (24)
4.6	Registration Rights Agreement, dated February 27, 2009 (26)
4.7	PhotoMedex Inc. Secured Convertible Promissory Note, dated September 1, 2009 (30)
4.8	Amendment No. 2 to Securities Purchase Agreement, dated March 19, 2010 between PhotoMedex, Inc. and Perseus Partners VII, L.P. (33)
4.9	Amended and Restated Convertible Promissory Series B-2 Note, dated March 19, 2010 between PhotoMedex, Inc. and Perseus Partners VII, L.P. (33)
4.10	Amended and Restated Convertible Promissory Series B-1 Note, dated March 19, 2010 between PhotoMedex, Inc. and Perseus Partners VII, L.P. (33)
4.11	Amended and Restated Pledge and Security Agreement, dated March 19, 2010 between PhotoMedex, Inc. and Perseus Partners VII, L.P. (33)
4.12	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (33)
4.13	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (33)
4.14	Warrant, dated March 19, 2010, issued to Clutterbuck Funds, LLC (33)
4.15	Secured Convertible Promissory Note, dated September 1, 2010, in favor of Perseus Partners VII, L.P. (Series B-1, at 10%) (35)
4.16	Secured Convertible Promissory Note, dated September 1, 2010, in favor of Perseus Partners VII, L.P. (Series B-2, at 8%) (35)
4.17	Secured Convertible Promissory Note, dated effective September 1, 2010, in favor of Perseus Partners VII, L.P. (Series B-2, at 2%) (36)
4.18	Secured Convertible Promissory Note, dated March 1, 2011, in favor of Perseus Partners VII, L.P. (Series B-1, at 10%) (36)
4.19	Secured Convertible Promissory Note, dated March 1, 2011, in favor of Perseus Partners VII, L.P. (Series B-2, at 10%) (36)
4.20	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (36)
4.21	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (36)
4.22	Warrant, dated March 28, 2011, issued to Clutterbuck Funds, LLC (36)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (5)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (5)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (6)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (26)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (8)
10.6	Industrial Real Estate Lease, dated May 3, 2007, and delivered December 14, 2007 (26)
10.7	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (5)
10.8	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (26)
10.9	Master Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (9)
10.10	Master Lease Agreement, dated June 25, 2004, between PhotoMedex, Inc. and GE Capital Corporation. (10)
10.11	Investment Agreement, dated March 30, 2006, between AzurTec, Inc. and PhotoMedex, Inc. (11)

10.12	License Agreement, dated March 30, 3006, between AzurTec, Inc. and PhotoMedex, Inc. (11)
10.13	License Agreement, dated March 31, 2006, and effective April 1, 1006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (12)
10.14	2005 Equity Compensation Plan, approved December 28, 2005 (13) *
10.15	2005 Investment Plan, approved December 28, 2005 (13) *
10.16	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1) *
10.17	Amended and Restated 2000 Stock Option Plan (1) *
10.18	2004 Stock Option Plan, assumed from ProCyte (14) *
10.19	1996 Stock Option Plan, assumed from ProCyte (14) *
10.20	1991 Restated Stock Option Plan for Non-Employee Directors, assumed from ProCyte (14) *
10.21	1989 Restated Stock Option Plan, assumed from ProCyte (14) *
10.22	Amended and Restated Employment Agreement with Jeffrey F. O'Donnell, dated October 30, 2007 (19) *
10.23	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (19) *
10.24	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (19) *
10.25	Employment Agreement of John F. Clifford, dated March 18, 2005 (2) *
10.26	Employment Agreement of Robin L. Carmichael, dated March 18, 2005 (2) *
10.27	Separation Agreement, effective June 30, 2006, between PhotoMedex, Inc. and John F. Clifford. (15) *
10.28	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated January 15, 2006 (8) *
10.29	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (8) *
10.30	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (7)
10.31	Restricted Stock Purchase Agreement of Jeffrey F. O’Donnell, dated May 1, 2007 (17) *
10.32	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (17) *
10.33	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (17) *
10.34	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (18) *
10.35	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (17) *
10.36	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (25) *
10.37	Master Term Loan and Security Agreement, dated December 31, 2007 among PhotoMedex, Inc., CIT Healthcare LLC, as Agent and Lender, and Life Sciences Capital LLC, as Lender (20)
10.38	Omnibus Amendment dated September 30, 2008 by and among CIT Healthcare LLC, Life Sciences Capital LLC and PhotoMedex, Inc. (23)
10.39	Amendment No. 1 to Omnibus Amendment, dated February 27, 2009 (24)
10.40	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (24)
10.41	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (28) *
10.42	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (28) *
10.43	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (31)
10.44	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (36) *
10.45	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (36) *
10.46	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (36) *
10.47	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (36) *
10.48	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (36) *
22.1	List of subsidiaries of the Company
23.1	Consent of EisnerAmper LLP
23.2	Consent of Amper, Politziner & Mattia LLP
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement.

(1)	Filed as part of our Registration Statement on Form S-4, as filed with the Commission on October 18, 2002, and as amended.

(2)	Filed as part of our Registration Statement on Form S-4/A filed with the Commission on January 21, 2005, and as amended.

(3)	Filed as part of our Current Report on Form 8-K, dated November 6, 2006.

(4)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Filed as part of our Registration Statement on Form S-1, as filed with the Commission on January 28, 1998, as amended.

(8)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(9)	Filed as part of our Current Report on Form 8-K, dated September 10, 2004.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(11)	Filed as part of our Current Report on Form 8-K, filed on April 6, 2006.

(12)	Filed as part of our Current Report on Form 8-K, filed on April 10, 2006.

(13)	Filed as part of our Definitive Proxy Statement on Schedule 14A, as filed with the Commission on November 15, 2005.

(14)	Filed as part of our Registration Statement on Form S-8, as filed with the Commission on April 13, 2005.

(15)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(17)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(18)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(19)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Filed as part of our amended Annual Report on Form 10-K/A for the year ended December 31, 2007.

(21)	Filed as part of our Current Report on Form 8-K filed on August 4, 2008.

(22)	Fled as part of our Annual Report on Form 10-K for the year ended December 31, 2003.

(23)	Filed as part of our Current Report on Form 8-K on February 27, 2009.

(24)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(25)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(26)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(27)	Filed as part of our Current Report on Form 8-K on January 26, 2009.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(29)	Filed as part of our Current Report on Form 8-K on October 23, 2009.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(31)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(32)	Filed as part of our Current Report on Form 8-K on February 3, 2010.

(33)	Filed as part of our Current Report on Form 8-K on March 23, 2010.

(34)	Filed as part of our Current Report on Form 8-K on May 4, 2010.

(35)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(36)	Filed with this Form 10-K.

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

PHOTOMEDEX, INC.

Date: March 31, 2011	By:/s/ Dennis M. McGrath
Dennis M. McGrath
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Richard J. DePiano	Chairman of the Board of Directors	March 31, 2011
Richard J. DePiano
/s/ James W. Sight	Vice Chairman of the Board of Directors	March 31, 2011
James W. Sight
/s/ Dennis M. McGrath	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
Dennis M. McGrath
/s/ Christina L. Allgeier	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Christina L. Allgeier
/s/ Alan R. Novak	Director	March 31, 2011
Alan R. Novak
/s/ David W. Anderson	Director	March 31, 2011
David W. Anderson
/s/ Stephen P. Connelly	Director	March 31, 2011
Stephen P. Connelly
/s/ Leonard L. Mazur	Director	March 31, 2011
Leonard L. Mazur
/s/ Paul J. Denby	Director	March 31,2011
Paul J. Denby

PHOTOMEDEX, INC. AND SUBSIDIARIES44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
   PhotoMedex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PhotoMedex, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year then ended conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
March 31, 2011
Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
   PhotoMedex, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of PhotoMedex, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009. We also have audited PhotoMedex, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PhotoMedex, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal controls over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PhotoMedex, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Amper, Politziner & Mattia, LLP
March 23, 2010
Edison, New Jersey

 PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$3,523,948	$2,116,788
Restricted cash	-	78,000
Accounts receivable, net of allowance for doubtful accounts of $265,000 and $400,000, respectively	3,277,095	3,998,785
Inventories	6,141,179	7,002,850
Prepaid expenses and other current assets	671,192	345,673
Total current assets	13,613,414	13,542,096

Property and equipment, net	6,918,944	9,293,482
Patents and licensed technologies, net	6,813,528	7,751,662
Goodwill, net	19,569,200	19,472,686
Other intangible assets, net	1,688,352	2,020,625
Other assets	892,280	1,087,595
Total assets	$49,495,718	$53,168,146

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$77,796	$129,696
Current portion of long-term debt	2,867,720	3,179,469
Accounts payable	2,801,568	4,171,707
Accrued compensation and related expenses	1,782,793	1,133,346
Accrued interest payable	699,025	499,200
Other accrued liabilities	1,765,523	1,601,414
Deferred revenues	496,443	612,757
Total current liabilities	10,490,868	11,327,589

Long-term liabilities:
Notes payable, net of current maturities	13,817	46,477
Long-term debt, net of current maturities	29,933	760,783
Convertible debt	19,344,136	17,369,943
Warrants related to convertible debt	938,623	741,525
Total liabilities	30,817,377	30,246,317

Commitment and contingencies

Stockholders' Equity:
Common Stock, $.01 par value, 35,000,000 shares authorized; 2,843,749 and 2,238,157 shares issued and outstanding	28,437	22,382
Additional paid-in capital	143,106,355	138,639,143
Accumulated deficit	(124,564,120)	(115,840,931)
Cumulative translation adjustment	107,669	101,235
Total stockholders' equity	18,678,341	22,921,829
Total liabilities and stockholders’ equity	$49,495,718	$53,168,146

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
Revenues:
Product sales	$ 25,191,017	$ 22,452,724	$ 26,144,084
Services	9,610,518	10,235,360	8,626,208
	34,801,535	32,688,084	34,770,292

Cost of revenues:
Product cost of revenues	13,024,156	11,675,233	11,968,222
Services cost of revenues	5,695,746	5,750,733	5,027,095
	18,719,902	17,425,966	16,995,317

Gross profit	16,081,633	15,262,118	17,774,975

Operating expenses:
Selling, general and administrative	19,995,463	23,083,278	26,797,107
Engineering and product development	1,343,356	1,137,725	1,073,215
	21,338,819	24,221,003	27,870,322
Operating loss from continuing operations	(5,257,186)	(8,958,885)	(10,095,347)

Other income (loss):
Interest expense, net	(3,268,905)	(2,370,676)	(1,032,597)
Change in fair value of warrants (see Note 1)	(197,098)	808,786	-

Loss from continuing operations	(8,723,189)	(10,520,775)	(11,127,944)

Discontinued operations:
Income from discontinued operations, net of tax	-	-	285,712
Loss on sale of discontinued operations	-	-	(448,675)

Net loss	($8,723,189)	($10,520,775)	($11,290,907)

Basic and diluted net loss per share (Note 1):
Continuing operations	($ 3.37)	($ 6.42)	($ 7.41)
Discontinued operations	(0.00)	(0.00)	(0.11)
Basic and diluted net loss per share	($ 3.37)	($ 6.42)	($ 7.52)

Shares used in computing basic and diluted net loss per share (Note 1)	2,589,519	1,640,006	1,500,767

The accompanying notes are an integral part of these consolidated financial statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares (1)	Amount (1)	Capital (1)	Deficit	Income	Total
BALANCE, JANUARY 1, 2008	1,500,767	$15,008	$133,547,671	$(94,029,249)	$-	$39,533,430
Stock options issued to consultants for services	-	-	92,501	-	-	92,501
Share-based compensation expense related to employee options	-	-	888,546	-	-	888,546
Share-based compensation related to restricted stock	-	-	414,491	-	-	414,491
Issuance of warrants for draws under line of credit	-	-	44,366	-	-	44,366
Net loss	-	-	-	(11,290,907)	-	(11,290,907)
BALANCE, DECEMBER 31, 2008	1,500,767	15,008	134,987,575	(105,320,156)	-	29,682,427
Stock options issued to consultants for services	-	-	54,181	-		54,181
Share-based compensation expense related to employee options	-	-	552,608	-	-	552,608
Share-based compensation related to restricted stock	-	-	655,237	-	-	655,237
Round up for fractional shares due to the reverse stock split	96	1	(1)	-	-	-
Sale of stock net of expenses	732,627	7,326	2,824,146	-	-	2,831,472
Registration costs	-	-	(434,836)	-	-	(434,836)
Issuance of restricted stock	4,667	47	233	-	-	280
Change in cumulative translation adjustment	-	-	-	-	101,235	101,235
Net loss	-	-	-	(10,520,775)	-	(10,520,775)
BALANCE, DECEMBER 31, 2009	2,238,157	22,382	138,639,143	(115,840,931)	-	22,921,829
Stock options issued to consultants for services	-	-	102,532	-		102,532
Share-based compensation expense related to employee options	-	-	375,772	-	-	375,772
Share-based compensation related to restricted stock	-	-	206,128	-	-	206,128
Round up for fractional shares due to the reverse stock split	480	4	(4)	-	-	-
Issuance of common stock in connection with a public offering	534,000	5,340	3,198,660	-	-	3,204,000
Registration costs in connection with a public offering	-	-	(743,166)	-	-	(743,166)
Registrations costs	-	-	(10,987)	-	-	(10,987)
Issuance of stock in connection with an option exchange program	22,063	221	288,490	-	-	288,711
Issuance of stock in connection with payment of board director fees	49,049	490	280,033	-	-	280,523
Issuance of warrants related to debt financing	-	-	769,754	-	-	769,754
Change in cumulative translation adjustment	-	-	-	-	6,434	6,434
Net loss	-	-	-	(8,723,189)	-	(8,723,189)
BALANCE, DECEMBER 31, 2010	2,843,749	$28,437	$143,106,355	$(124,564,120)	$107,669	$18,678,341

(1)  Adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009 and to reflect the reverse stock split of 1-for-6 effective February 3, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net loss	$(8,723,189)	$(10,520,775)	$(11,290,907)
Adjustments to reconcile net loss to net cash used in operating activities-continuing operations:
Depreciation and amortization	4,369,841	4,610,265	4,172,436
Loss on sale of discontinued operations	-	-	448,675
Impairment on intangibles and other long-lived assets	-	-	934,611
Loss on disposal of property and equipment	2,306	904	4,658
Provision for doubtful accounts	118,892	93,741	137,766
Stock options issued to consultants for services	102,532	54,181	92,501
Stock-based compensation	581,900	1,207,845	1,303,037
Change in estimated fair value of warrant liability (See Note 1)	197,098	(808,786)	-
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable	588,565	2,172,169	238,166
Inventories	733,138	1,995,795	(63,946)
Prepaid expenses and other assets	890,131	524,123	932,306
Accounts payable	(1,362,685)	(1,968,726)	1,569,815
Accrued compensation and related expenses	649,417	(389,713)	(93,889)
Other accrued liabilities	168,477	317,798	190,058
Interest accrued on convertible debt	1,906,101	1,219,200	-
Deferred revenues	(116,314)	(762,267)	130,643
Net cash provided by (used in) operating activities-continuing operations	106,210	(2,254,246)	(1,294,070)
Net cash provided by operating activities-discontinued operations	-	-	584,838
Net cash provided by (used in) operating activities	106,210	(2,254,246)	(709,232)

Cash Flows From Investing Activities:
Purchases of property and equipment	(112,619)	(137,434)	(261,822)
Lasers placed into service	(422,195)	(1,940,810)	(5,089,137)
Proceeds from disposition of discontinued operations	-	-	3,149,736
Deferred costs on proposed acquisition	-	-	(564,930)
Acquisition costs, net of cash received	(96,514)	(12,578,022)	-
Net cash used in investing activities-continuing operations	(631,328)	(14,656,266)	(2,766,153)
Net cash used in investing activities-discontinued operations	-	-	(68,462)
Net cash used in investing activities	(631,328)	(14,656,266)	(2,834,615)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	3,773,234	2,831,472	-
Proceeds from issuance of restricted common stock	-	280	-
Registration costs	(754,153)	(434,836)	-
Payments on long-term debt other than line of credit	(493,627)	(415,902)	(107,376)
Payments on notes payable	-	-	(911,350)
Proceeds from term debt	2,500,000	-	-
Advances on line of credit	-	-	3,580,933
Repayments on line of credit	(3,198,954)	(4,717,381)	(5,236,056)
Decrease in restricted cash and cash equivalents	78,000	-	39,000
Proceeds from convertible debt	-	18,000,000	-
Net cash provided by (used in) financing activities-continuing operations	1,904,500	15,263,633	(2,634,849)
Net cash provided by financing activities-discontinued operations	-	-	-
Net cash provided by (used in) financing activities	1,904,500	15,263,633	(2,634,849)
Effect of exchange rate changes on cash	27,778	105,060	-
Net increase (decrease) in cash and cash equivalents	1,407,160	(1,541,819)	(6,178,696)
Cash and cash equivalents, beginning of year	2,116,788	3,658,607	9,837,303

Cash and cash equivalents, end of year	$3,523,948	$2,116,788	$3,658,607

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
The Company and Summary of Significant Accounting Policies:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Skin Health Solutions™ company that provides disease management and aesthetic solutions through innovative laser systems, light-based devices and science-based skincare products. Through its relationships with dermatologists and plastic surgeons, the Company’s products address multiple skin diseases and skin condition including psoriasis, vitiligo, acne and sun damage. The Company’s experience in addressing these diseases and conditions in the physician market has allowed it to expand its products and services to provide skin health solutions to certain non-physician markets.

The Company’s current strategic focus is built upon four key components – leveraging its sales force through training focused on superior skin health expertise and incremental product offerings, expanded international capabilities, the development of alternate channels for its varied product lines and a renewed commitment to innovation of its technologies.

The Company concentrates its strategic efforts primarily in the physician market both domestically and internationally. Supporting those efforts management has initiated a renewed commitment to innovation, whereby the Company looks to maximize the application of its technologies and utilize the significant scientific resources available to it in each of its product areas. In the U.S. the Company markets and sells its products through a direct sales organization capable of addressing each product area with specific expertise. The Company’s focus on enhanced training of the sales organization has created the ability to drive sales and to support its customer base with a leaner and more cost-effective sales force since the strategy change in 2009. And, finally the Company looks to leverage our experience and substantial product advancements in the physician market into non-physician based markets, or alternate channels, that may benefit from those technological advancements.

Based upon this strategic focus, effective January 1, 2010, management has updated the segments that the Company now currently operates. There are now four distinct business units, or segments (as described in Note 14): three in Dermatology – Physician Domestic, Physician International, and Other Channels; and one in Surgical,– Surgical Products. The segments are distinguished by the Company’s management structure and the markets or customers served.

The Physician Domestic segment generates revenues by selling XTRAC treatments and lasers, skincare and LED products and Metvixia®, a Galderma Laboratories, L. P. drug, which the Company’s sales representatives promote and sell to domestic physicians. Collaborations with Galderma ended in December 2010. The Physician International segment generates revenues by selling dermatology equipment and skincare and LED products to international physicians through distributors. The Other Channels segment generates revenues by selling skincare and LED products to indoor tanning and spa markets and on-line and television retail consumer markets for home use. The Surgical Products segment generates revenues by selling laser and non-laser products including disposables to hospitals and surgery centers both domestically and internationally.

The Company’s Board of Directors approved a 1-for-6 reverse stock split of the Company’s common stock, which became effective upon receiving stockholder approval on February 3, 2010. As a result of the reverse stock split, every six shares of common stock were combined and reclassified into one share of common stock and the total number of shares outstanding was reduced from approximately 13.5 million shares to approximately 2.2 million shares for all periods presented. With stockholder approval rendered on October 28, 2010, the Company changed its charter state of organization from Delaware to Nevada on December 30, 2010.

Liquidity

As of December 31, 2010, the Company had an accumulated deficit of $124,564,120. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of December 31, 2010 were $3,523,948. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Based on its resources available at December 31, 2010, including the public offering of its securities described below, coupled with the substantial reduction in the use of cash in the last year, the Company believes that it can fund operations through and beyond the first quarter of 2012. However, given the uncertainty in the general economic conditions and its impact on the Company’s industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern beyond the first quarter of 2012.

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

As of December 31, 2010, the Convertible Debt was $20,426,276. The Company paid interest due on September 1, 2010 with additional convertible notes amounting to $728,884 (for the Series B-1 interest at 10% $126,018 and for the Series B-2 interest at 8% $602,866) and through an escrow of cash paid provisionally in lieu of an additional convertible note for the 2% incremental interest on the Series B-2 Convertible Note. Given that the stockholders approved the issuance of convertible notes for this incremental interest, the escrowed cash was returned to the Company on November 1, 2010 and a convertible note for $150,716 was issued to the Investor, effective September 1, 2010.

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan with the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, we will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, we have issued to Clutterbuck Funds a second warrant which has been modeled after the first warrant issued on March 19, 2010 but which will be to purchase 109,650 shares of our common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of our convertible notes will remain in place.

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

The Company’s recurring fair value measurements at December 31, 2010 and December 31, 2009 are as follows:

	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$938,623	$-	$-	$938,623

	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$741,525	$-	$-	$741,525

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

Cash and Cash Equivalents and Restricted Cash
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2010 and 2009. Cash that is pledged to secure obligations is disclosed separately as restricted cash. The Company maintains its cash and cash equivalents in accounts in one bank, the balances of which at times may exceed federally insured limits. Deposits at the institution are insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2010. As of December 31, 2010, the Company had uninsured cash balances of approximately $2,982,000 on deposit with the bank. The bank is participating in the FDIC’s Transaction Account Guarantee Program, whereby all non-interest bearing checking accounts (including accounts with interest rates less than 0.50%) were fully guaranteed by the FDIC for the entire amount through December 31, 2010.

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

The Company's skin disorder treatment equipment will either (i) be placed in a physician's office and remain the property of the Company or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician’s office, the cost is transferred from inventory to “lasers-in-service” within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the Criteria (as defined below under Revenue Recognition) for revenue recognition have been met, and until that time, the unit is carried on the books of the Company as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full. Until this time, the cost of these shipments continues to be recorded as finished goods inventory.

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2010, no such write-down was required (see Impairment of Long-Lived Assets below).

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2010, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2010 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Goodwill
Goodwill consists of the excess of cost over the fair value of net assets of businesses acquired. Management evaluates the recoverability of such goodwill by testing for impairment, at least annually. The first step of the impairment test requires that the Company assess the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed assessment. The second step in an assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There has been no impairment of goodwill recorded through December 31, 2010.

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

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2010 and 2009 is summarized as follows:

	December 31,
	2010	2009
Accrual at beginning of year	$773,628	$442,527
Additions due to PTL acquisition	-	227,334
Additions charged to warranty expense	703,512	369,081
Expiring warranties	(204,739)	(53,149)
Claims satisfied	(271,165)	(212,165)
Accrual at end of year	$1,001,236	$773,628

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

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of December 31, 2010 and 2009, the Company deferred $229,099 and $303,868, respectively, under this approach. The Company generates revenues from its Skin Care business primarily through product sales for skin health, hair care and wound care. The Company recognizes revenues on its products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point.

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

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion of the Convertible Notes, or from exercise of warrants related to the Convertible Notes or from other warrants or from the exercise of options into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 593,984; 482,142 and 224,854 as of December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive. Share amounts shown on the consolidated balance sheets and share amounts and basic and diluted net loss per share amounts shown on the consolidated statements of operations have been adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010, excluding the rounding up of fractional shares. Share amounts shown on the consolidated balance sheet as of December 31, 2008 have also been adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009, excluding the rounding up of fractional shares. For the years ended December 31, 2008, there was income from discontinued operations, but basic net income per share and diluted net income per share from discontinued operations for these periods were immaterial.

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

	Year Ended December 31,
	2010	2009	2008
Net loss	$(8,723,189)	$(10,520,775)	$(11,290,907)
Change in cumulative translation adjustment	107,669	101,235	-
Comprehensive loss	$(8,615,520)	$(10,419,540)	$(11,290,907)

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2010, no such impairment exists.

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

Supplemental Cash Flow Information
During the year ended December 31, 2010, the Company paid interest payable on the convertible notes with an issuance of additional convertible debt amounting to $826,676.  The Company also issued a warrant to purchase 125,000 shares of common stock related to the Term Note held by Clutterbuck Funds and which is valued at $769,754, and which offsets the carrying value of the Term Note. The Company financed certain insurance policies during the period through notes payable for $401,168.

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

For the years ended December 31, 2010, 2009 and 2008, the Company paid interest of $534,177, $675,389 and $990,420, respectively. Income taxes paid in the years ended December 31, 2009, 2008 and 2007 were immaterial.

Accounting Standards Update
In January 2010, the FASB issued an update to ASC 820-10, Measuring Liabilities at Fair Values (“ASC Topic 820-10”). The update to ASC Topic 820-10 requires disclosure of significant transfers in and out of Level 1 and Level 2 measurements and the reasons for the transfers, and a gross presentation of activity within the Level 3 rollforward, presenting separately information about purchases, sales issuances and settlements. The update to ASC Topic 820-10was adopted by the Company in 2010, except for the gross presentation of the Level 3 rollforward which will be adopted by the Company in fiscal year 2011. The Company is currently evaluating the impact of the update to ASC Topic 820-10, but does not expect the adoption to have a material impact on its financial position, results of operations, and cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles ("ASC Topic 105"), In October 2009, the FASB issued ASU 2009-13 which supersedes certain guidance in ASC 605-25, "Revenue Recognition - Multiple Element Arrangements." This topic amends current guidance for the allocation of arrangement consideration at the inception of an arrangement to all of its deliverables, to allow an entity to use relative selling prices when vendor-specific objective evidence of fair value or third party evidence does not exist. This topic is effective for annual reporting periods beginning after June 15, 2010. The Company is currently evaluating the impact that this topic will have on its consolidated financial statements.

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

The accompanying consolidated financial statements do not include any revenues or expenses related to the PTL business on or prior to February 27, 2009, the closing date of the acquisition. The Company’s unaudited pro-forma results for the years ended December 31, 2009 and 2008 are summarized in the following table, assuming the acquisition had occurred on January 1, 2008:

	Year Ended December 31,
	2009	2008

Net revenues	$33,515,493	$42,861,963
Net loss	$(11,233,919)	$(13,270,587)
Basic and diluted loss per share	$(6.85)	$(8.84)
Shares used in calculating basic and diluted loss per share	1,640,006	1,500,767

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

Revenues from Surgical Services, reported as discontinued operations, for the year ended December 31, 2008 were $4,398,047. Income from Surgical Services, reported as discontinued operations, for the year ended December 31, 2008 were $285,712. No income tax provision was recognized by the Company against income from Surgical Services over the comparable year.

Note 3
Inventories:

Set forth below is a detailed listing of inventories.

	December 31,
	2010	2009
Raw materials and work-in-process	$4,114,505	$4,082,593
Finished goods	2,026,674	2,920,257
Total inventories	$6,141,179	$7,002,850

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. There are no finished goods as of December 31, 2010 and 2009 for laser systems shipped to distributors, but not recognized as revenue until all the Criteria of revenue recognition have been met. At times, units are shipped but revenue is not recognized until all of the Criteria are met, and until that time, the unit is carried on the books of the Company as inventory. The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist on FOB destination. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to the distributors that do not fully satisfy the collection criterion are recognized when invoiced amounts are fully paid. As of December 31, 2010 and 2009, the Company carried reserves against its inventories of $1,734,161 and $2,388,262, respectively.

Note 4

Property and Equipment:

Set forth below is a detailed listing of property and equipment.

	December 31,
	2010	2009
Lasers-in-service	$14,061,390	$16,436,529
Computer hardware and software	376,393	368,668
Furniture and fixtures	744,991	683,573
Machinery and equipment	835,780	845,856
Leasehold improvements	339,423	262,395
	16,357,977	18,597,021
Accumulated depreciation and amortization	(9,439,033)	(9,303,539)
Total property and equipment, net	$6,918,944	$9,293,482

Related depreciation and amortization expense was $3,080,413 in 2010, $3,204,431 in 2009 and $2,977,506 in 2008. At December 31, 2010 and 2009, net property and equipment included $47,776 and $0, respectively, of assets recorded under capitalized lease arrangements, of which $49,225 and $0 was included in long-term debt at December 31, 2010 and 2009, respectively (See Note 10).

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies.

	December 31,
	2010	2009
Patents, owned and licensed, at gross costs of $8,033,409 and $8,019,351 net of accumulated amortization of $1,816,979 and $1,025,400, respectively	$6,216,430	$6,993,951
Other licensed and developed technologies, at gross costs of $2,337,326 and $2,332,364, net of accumulated amortization of $1,740,228 and $1,574,653 respectively	597,098	757,711
Total patents and licensed technologies, net	$6,813,528	$7,751,662

Related amortization expense was $957,154, $830,833 and $264,930 for the years ended December 31, 2010, 2009 and 2008, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in other licensed and developed technologies is $200,000 for cost of developed technologies acquired from ProCyte.

On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $55,954 and $61,369, net at December 31, 2010 and 2009, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. In the first four years of the license, however, Mount Sinai may elect to be paid royalties on an alternate base, comprised simply of treatments for vitiligo, but at a higher royalty rate than the rate applicable to the combined base. The right to elect the alternate base for royalties has now expired. This technology is for the laser treatment of vitiligo and is included in other licensed and developed technologies.

Estimated amortization expense for amortizable intangible assets for the next five years is $919,000 in 2011, $895,000 in 2012, $885,000 in 2013, $883,000 in 2014, $752,000 in 2015 and $2,479,000 thereafter.

Note 6

Goodwill and Other Intangible Assets:

As discussed in Note 18, the Company reorganized its business into four operating units which resulted in a change in reportable segments effective January 1, 2010. Goodwill has been reallocated among the new reportable segments as of December 31, 2010 and consisted of the following:

December 31, 2010

Physician Domestic segment	$12,793,455
Physician International segment	4,037,934
Other Channels segment	2,737,811
Surgical Products segment	-
Total goodwill	$19,569,200

The Company has no accumulated impairment losses as of December 31, 2010 and 2009.

Set forth below is a detailed listing of other intangible assets, which were acquired from ProCyte and Photo Therapeutics and which were initially recorded at their appraised fair values:

	December 31,
	2010	2009
Customer Relationships, at gross cost of $2,200,000 net of accumulated amortization of $1,791,667 and $1,669,398, respectively.	$408,333	$530,602
Tradename, at gross cost of $2,100,000 net of accumulated amortization of $819,981 and $609,977, respectively.	1,280,019	1,490,023
	$1,688,352	$2,020,625

Related amortization expense was $332,273, $575,000 and $930,000 for the years ended December 31, 2010, 2009 and 2008. Estimated amortization expense for amortizable intangible assets for the next five years is $260,000 in 2011, $260,000 in 2012, $260,000 in 2013, $260,000 in 2014, $173,000 in 2015 and $475,000 thereafter. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte products (e.g. “Neova”). It also includes the various trademarks associated with Photo Therapeutics products (e.g. “Omnilux” and “Lumiere”).

Note 7
Accrued Compensation and related expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	December 31,
	2010	2009
Accrued payroll and related taxes	$392,994	$260,280
Accrued vacation	146,495	129,026
Accrued commissions and bonus	1,021,798	341,685
Accrued severance	221,506	402,355
Total accrued compensation and related expense	$1,782,793	$1,133,346

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

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities.

	December 31,
	2010	2009
Accrued professional and consulting fees	$203,445	$552,990
Accrued warranty	1,001,236	773,627
Accrued excise taxes and other expenses	391,671	274,797
Accrued sales return – CVS/pharmacy	169,171	-
Total other accrued liabilities	$1,765,523	$1,601,414

CVS/pharmacy informed the Company that it intended to return, and be refunded for, its entire unsold inventory of products that it purchased from PTL in 2008. The revenues from the original sales were included deferred revenues in previous quarters and were not recognized into revenue by the Company. Most of the unsold inventory was returned to us in 2010, but is in unsaleable condition.

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes.

	December 31,
	2010	2009
Note payable – unsecured creditor, interest at 5.43%, payable in monthly principal and interest installments of $49,803 through February 2010.	$-	$98,934

Note payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	46,477	77,239

Note payable – unsecured creditor, interest at 3.78%, payable in monthly principal and interest installments of $45,278 through January 2011.	45,136	-
	91,613	176,173
Less: current maturities	(77,796)	(129,696)
Notes payable, net of current maturities	$13,817	$46,477

Aggregate maturities of the notes payable as of December 31, 2010 are $77,796 in 2011 and $13,817 in 2012.

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	December 31,
	2010	2009

Term note, net of unamortized debt discount of $427,433	$2,072,567	$-
Total borrowings on term note credit facility, net of unamortized debt discount of $3,482 and $33,744 respectively	775,861	3,940,252
Capital lease obligations	49,225	-
Less: current portion	(2,867,720)	(3,179,469)
Total long-term debt	$29,933	$760,783

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

In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of its equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant. As a result of the public offering on May 7, 2010, the number of shares which may be purchased under the warrant increased to 125,000 shares, and the exercise price of the warrant was reduced, in accordance with the one-time adjustment, to $6.00 per share. The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 18 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and since they are indexed to the Company’s common stock. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are as follows:

March 2010

Number of shares underlying warrants	102,180
Exercise price	$7.34
Fair value of warrants	$769,754
Volatility	87.68%
Risk-free interest rate	2.48%
Expected dividend yield	0%
Expected warrant life	5 years

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan of to the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, the Company will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company has issued to Clutterbuck Funds a second warrant which has been modeled after the first warrant issued on March 19, 2010 but which will be to purchase 109,650 shares of our common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of our convertible notes will remain in place.

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

In connection with the amendment to the CIT facility, the Company issued warrants to purchase an additional 192,753 shares to CIT Healthcare in September 2008 (which became 27,536 shares as adjusted to reflect the 1-for-7 reverse stock split effective January 26, 2009; and which now stands at 4,589 shares as further adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010). The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and there is no down-round price protection provision. The Company computed the value of the warrants using the Black-Scholes method.

Capital Leases
The obligation under capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 4, Property and Equipment).

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

2011	$3,576,455
2012	24,575
2013	8,192
Total minimum payments	3,609,222

Less: interest	(280,654)
Less: unamortized warrant discount	(430,915)

Present value of total minimum obligations	$2,897,653

Note 11
Convertible Debt:

In the following table is a summary of the Company’s convertible debt.

	December 31, 2010	December 31, 2009

Total borrowings, net of discounts and costs	$19,344,136	$17,369,943
Less: current portion	-	-
Total convertible debt	$19,344,136	$17,369,943

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

Interest at 10% due under the smaller, Series B-1 Convertible Note was paid on September 1, 2010 in the form of an additional convertible note in the amount of $126,018. Interest due at 10% interest under the larger, Series B-2 Convertible Note on September 1, 2010 was $753,582. The interest that accrued at 8% was paid in the form of an Additional Convertible Note in the amount of $602,866; the interest accruing at 2% (the incremental difference between 10% and 8%) was provisionally paid in restricted cash but has now been paid by an Additional Convertible Note effective September 1, 2010, in the amount of $150,716. This resulted from an extension granted by the Investor to allow for the stockholders to approve payment of such incremental interest in the form of convertible PIK notes. The stockholders approved such form of payment on October 28, 2010. Accordingly, the Investor authorized the return to the Company of cash which had been escrowed to secure the Investor for interest accruing in September and October and which had been recorded as restricted cash.

As of December 31, 2010, the total amount due under the convertible notes outstanding was $20,426,276 and the two notes are convertible into an aggregate of 1,211,437 shares of the Company's common stock.

Interest at 10% due under the Series B-1 Convertible Note and Series B-2 Convertible Note, and their related Additional Convertible Notes was paid on March 1, 2011 in the form of additional convertible notes of $146,321 and $874,993, respectively.

Note 12
Warrants:

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

The Company recognizes these warrants as a liability equal to their fair value on each reporting date. The Company measured the fair value of these warrants as of December 31, 2010, and recorded other expense of $197,098 resulting from the increase of the liability associated with the fair value of the warrants for the year. The Company measured the fair value of these warrants for the year ended December 31, 2009, and recorded other income of $808,786 resulting from the decrease of the liability associated with the fair value of the warrants for the year ended December 31, 2009, respectively. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated (as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010):

	December 31, 2010	December 31, 2009	February 27, 2009
Number of shares underlying warrants	293,610	244,251	174,367
Exercise price	$18.39	$22.108	$30.96
Fair value of warrants	$938,623	$741,525	$1,550,311
Volatility	83.04%	79.23%	87.89%
Risk-free interest rate	2.71%	3.39%	2.69%
Expected dividend yield	0%	0%	0%
Expected warrant life	6.17 years	7.17 years	8 years

The Company’s recurring fair value measurements at December 31, 2010 related only to the warrants issued to the Investor, and had a fair value of $938,623. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain both down-round provisions and net settlement provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the twelve months for all financial liabilities categorized as Level 3 as of December 31, 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of January 1, 2009	$0
Initial measurement of warrants	1,550,311
Decrease in fair value of warrants	(808,786)
Balance as of December 31, 2009	741,525
Increase in fair value of warrants	$197,098
Balance as of December 31, 2010	$938,623

Note 13
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable lease agreements for real property, and one minor operating lease for personal property. These arrangements expire at various dates through 2012. Rent expense was $656,296, $748,715 and $601,947 for the years ended December 31, 2010, 2009 and 2008, respectively. The future annual minimum payments under these leases are as follows:

Year Ending December 31,
2011	$363,311
2012	92,933
Thereafter	-
Total	$456,244

Litigation
Ra Medical

The Company has been involved in a number of disputes with Ra Medical Systems, Inc. and Dean Irwin, one of the Company’s former employees and now an officer of Ra Medical Systems (collectively, here “Ra Medical”). In January 2004, the Company brought an action against Ra Medical for falsely advertising that it had clearance from the Food and Drug Administration, and for falsely claiming in March 2003 that its laser would be available for purchase in August 2003 and for falsely claiming that Irwin was the sole inventor of the XTRAC laser system. In November 2004, Ra Medical brought a malicious prosecution action against the Company, which was subsequently settled in May 2007. In June 2006, Ra Medical brought an action against the Company for unfair competition. In that action, the Company brought counterclaims under Federal and State law addressing such issues as misappropriation, unfair competition and unfair advertising. In October 2008, Ra Medical brought a second malicious prosecution action against the Company and its outside counsel, alleging that the action the Company brought in January 2004 against Ra Medical was initiated and maintained with malice. Ra Medical withdrew the complaint without prejudice in July 2010.

In the action which the Company brought against Ra Medical in January 2004, the Ninth Circuit Court of Appeals ruled, in April 2010, in the Company’s favor on two counts, and has reversed the summary judgments on those counts and remanded them back to the U.S. District Court for the Southern District of California. The Company is preparing for trial, which is scheduled for June 2011.

In the action brought by Ra Medical in June 2006 in the District Court for the Southern District Court of California, all of the Company’s counterclaims against Ra Medical which the trial court had dismissed were reinstated by the Ninth Circuit Court of Appeals and remanded to the trial court. Among such counterclaims are one for misappropriation of the Company’s XTRAC technology and another for interference in the contracts the Company has with its customers. The Company has brought a motion to dismiss Ra Medical’s single claim against the Company for unfair competition under the California Business and Professions Code on the grounds that Ra Medical fails to meet the standing and evidentiary requirements of that Code. The parties await the decision of the Court. The Company expects that the case will soon move into active discovery phase. Trial has been targeted for first quarter 2012.

St. Paul Fire and Marine Insurance Company

In January 2009, the Company brought a second coverage action against St. Paul in the U.S. District Court for the Eastern District of Pennsylvania in which the Company argued that the policy provided coverage for the new malicious prosecution claim asserted by Ra Medical, and the court granted the Company’s motion for summary judgment on the issue of whether the policy covers malicious prosecution claims.  Accordingly, the only issue before the U.S. District Court for the Southern District of California, where St. Paul had brought a declaratory judgment action, is whether St. Paul has been released from any further coverage arising out of a claim by Ra Medical for malicious prosecution.  The parties have filed cross-motions for summary judgment on the issue of the effect of the release.

Dermatologist’s action against Ra Medical and PhotoMedex

On or about October 14, 2009, a dermatologist brought an action against Ra Medical in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois, docket no. 09-L-175. The plaintiff has two principal grievances against Ra Medical: (i) that Ra Medical sold the dermatologist one of its Pharos lasers in September 2006, before Ra Medical had the right under FDA regulations to sell the laser in the United States, and (ii) that the laser failed to perform according to its specifications in that it repeatedly failed to deliver the dosage of light demanded by the laser operator for the patient’s treatment, with the result that some patients were under-dosed and showed negligible or no improvement while other patients were over-dosed and their skin blistered. The plaintiff seeks damages from Ra Medical.

The plaintiff joined the Company as co-defendants and seeks a declaratory judgment from the court that when PhotoMedex and the plaintiff had tested the performance of the laser from Ra Medical, they had not acted improperly – as alleged by an attorney for Ra Medical – but within their rights and. The Company has answered the complaint and also lodged against Ra Medical a claim for interference with prospective economic advantage from the plaintiff and from other similarly situated customers of the Company.

Ra Medical has moved that the Court should dismiss the Company’s claim against Ra Medical on various grounds. The Court heard the motion on March 24, 2011. The Court ruled that the Company must amend its counterclaim to exclude injury from any interference by Ra Medical with the Company’s contracts.

Other

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It believes, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,224,545 as of December 31, 2010, based on 2010 salary levels. Should all covered executives be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2010 was approximately $1,555,244, based on 2010 salary levels.

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

Note 14
Stockholders’ Equity:

Common Stock
On December 8, 2010, the Company issued 49,048 unrestricted registered shares of stock in voluntary settlement of $343,333 of fees to the incumbent members of the Board, one former member and the Board’s special medical adviser, which were accrued but unpaid as of September 30, 2010. The shares were issued out of the 2005 Equity Plan.

On December 30, 2010, the Company completed an exchange program of which it tendered unrestricted registered shares of its common stock to those holders of stock options in the Company who were active providing services to the Company and whose options had exercise prices greater than $10 per share. For 23,063 shares of stock, the Company cancelled underwater options to purchase 68,653 shares.

On February 3, 2010, the stockholders voted to increase the number of authorized shares of common stock from 3,571,429 to 35,000,000 shares.

On January 26, 2009, the stockholders voted to increase the number of authorized shares of common stock from 2,380,952 to 3,571,429 shares.

As of December 31, 2010, the Company had issued 14,044 shares of its restricted common stock in connection with the Asset Purchase agreement with Stern Laser Srl, or Stern.

Common Stock Options
In May 2000, the Company also adopted the Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”). In 2010, nonqualified stock options were granted under this plan to the directors: 833 options were granted to directors in place as of January 1, 2010 and 625 to each of Messrs. Sight and Denby, who joined the Board ion May 26, 2010. Starting in 2011, the annual award is 1,000 shares of stock, vesting quarterly. As of December 31, 2010, the Plan was authorized to issue 60,000 shares; 22,730 shares were reserved for outstanding stock options.

In March 2005, the Company assumed four option plans from ProCyte: the 2004 Stock Option Plan, the 1996 Stock Option Plan, the 1991 Restated Stock Option Plan for Non-Employee Directors and the 1989 Restated Stock Option Plan. The plans became inactive on December 28, 2005, and had 0, 4,038, 0 and 0 options outstanding at December 31, 2010, respectively.

On December 28, 2005, the stockholders approved the 2005 Equity Compensation Plan (“2005 Equity Plan”), and as of December 31, 2010, was authorized to issue 650,000 shares, of which 53,472 shares had been issued or were reserved for issuance as awards of shares of common stock, and 43,741 shares were reserved for outstanding options.

In January 2010 and May 2010, the Company issued 4,165and 1,250 options, respectively, to purchase common stock to non-employee directors, in accordance with the terms of the Non-Employee Director Plan.

Also in 2010, the Company granted an aggregate of 10,835 options to purchase common stock to a number of consultants with a strike price equal to the quoted market value of our stock at the date of grant. The options vest immediately and expire ten years from the date of grant.

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

A summary of option transactions for all of the Company’s options during the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	145,945	$84.00
Granted	30,243	35.70
Exercised	-	-
Expired/cancelled	(31,044)	78.96
Outstanding at December 31, 2008	145,144	75.36
Granted	41,224	7.44
Exercised	-	-
Expired/cancelled	(28,183)	76.62
Outstanding at December 31, 2009	158,185	57.42
Granted	16,250	7.15
Exercised	-	-
Expired/cancelled	(103,774)	69.15
Outstanding at December 31, 2010	70,661	$28.70
Exercisable at December 31, 2010	45,751	$40.61

As of December 31, 2010, 45,751 options to purchase common stock were vested and exercisable at prices ranging from $5.70 to $236.46 per share. As of December 31, 2009, 101,076 options to purchase common stock were vested and exercisable at prices ranging from $8.88 to $399.00 per share. Options are issued with exercise prices equal to the market price on the date of issue, so the weighted-average exercise price equals the weighted-average fair value price.

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2010 was immaterial.

The weighted average grant date fair value of options was $5.74 and $6.12 for options granted during the years ended December 31, 2010 and 2009, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	3.67%	3.46%	3.75%
Volatility	84.31%	88.67%	84.06%
Expected dividend yield	0%	0%	0%
Expected life	8.1 years	8.1 years	8.1 years
Estimated forfeiture rate	13%	27%	10%

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

On June 15, 2009, the Company awarded 4,667 shares of restricted stock to its senior executives. These restricted shares have a purchase price of $0.06 per share; the shares will vest, and no longer be subject to the Company’s right of repurchase, if the Company achieves positive adjusted net income in the year ended December 31, 2010, where adjusted net income is defined as net income after taxes, excluding income and expense from stock options and warrants. Taking into account the conditions for vesting, the Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the purchase price of the award. The Company does not intend to exercise its right of repurchase.

Compensation expense for the year ended December 31, 2010 included $375,772 from stock options grants and $206,128 from restricted stock awards. Compensation expense for the year ended December 31, 2009 included $552,608 from stock options grants and $655,237 from restricted stock awards. Compensation expense for the year ended December 31, 2008 included $888,546 from stock options grants and $414,491 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $102,532, $54,181 and $92,501  was recognized during the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, there was $220,183 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.68 years.

The outstanding options, including options exercisable at December 31, 2010, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $30.00	49,754	8.65	$ 6.91	25,058	$ 7.38
$30.01 - $60.00	5,732	6.37	$ 44.17	5,559	$ 44.21
$60.01 - $90.00	8,610	2.91	$ 72.88	8,593	$ 72.90
$90.01 - up	6,565	2.97	$ 122.32	6,541	$ 122.41
Total	70,661	7.24	$ 28.70	45,751	$ 40.61

The outstanding options will expire, as follows:
Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2011	1,240	$198,32	$72.24 - $236.46
2012	1,546	85.40	$77.70 - $115.50
2013	4,670	73.12	$64.26 - $97.44
2014	3,003	96.99	$67.20 - $102.48
2015 and later	60,202	16.89	$5.70 - $102.90
	70,661	$28.70	$5.70 - $236.46

Common Stock Warrants
In May 2010, the Company issued 25,000 warrants to purchase common stock to Landenberg Thalmann & Co. in connection with the public offering in May 2010. The warrants have an exercise price of $7.50 per share and have five year term expiring May 7, 2015.

In March 2010, the Company issued 102,180 warrants to purchase common stock to Clutterbuck Funds related to the term note of March 19, 2010. The warrants had an initial exercise price of $7.34 per share and have an eight year term expiring March 19, 2018. The warrants have a one-time down-round provision and as of December 31, 2010, the outstanding warrants to Clutterbuck are 125,000, at an exercise price of $6.00.

In February 2009, the Company issued 174,367 warrants to purchase common stock to the Investor related to the convertible debt agreement dated February 27, 2009. The warrants had an initial exercise price of $30.96 per share and had an eight-year term, expiring in February 2017. The warrants have a down-round provision and as of December 31, 2010, the outstanding warrants to the Investor are 293,610 at an exercise price of $18.39.

A summary of warrant transactions for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2008	98,800	$68.88
Issued	4,589	18.48
Exercised	-	-
Expired/cancelled	(23,680)	84.00
Outstanding at December 31, 2008	79,709	61.74
Issued	244,251	22.08
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2009	323,960	31.80
Issued (1)	193,363	6.25
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2010	523,323	$21.49

(1)	Includes 49,363 additional warrants issued to the Investor related to the down-round provisions.

At December 31, 2010, all outstanding warrants were exercisable at prices ranging from $6.00 to $67.20 per share.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2011	63,907	$67.20
2012	11,216	47.04
2013	4,589	18.48
2014	-	-
2015 and later	443,611	14.29
	523,323	$21.49

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

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2010	2009	2008
Federal, including AMT tax:
Current	$-	$-	$-
Deferred	(262,000)	(2,475,000)	(2,494,000)
State:
Current	-	-	-
Deferred	(199,000)	(5,118,000)	(228,000)
	(461,000)	(7,593,000)	(2,722,000)

Change in valuation allowance	461,000	7,593,000	2,722,000
Income tax expense	$-	$-	$-

A reconciliation of the effective tax rate with the Federal statutory tax rate of 34% follows:

	Year Ended December 31,
	2010	2009	2008

Expected Federal tax benefit at statutory rate	$2,966,000	$3,577,000	$3,839,000

Gross change in valuation allowance	461,000	(7,593,000)	(2,722,000)

Adjustments of temporary differences and net operating loss expirations and limitations	(3,503,000)	3,651,000	(1,313,000)

State income taxes	(199,000)	286,000	228,000

Other, including credit carryforwards	275,000	79,000	(32,000)

Income tax expense	$-	$-	$-

As of December 31, 2010, the Company had approximately $127,800,000 of Federal net operating loss carryforwards in the United States which expire through 2030. Included in the aggregate Federal net operating loss carryforward are approximately $28,663,000 of losses sustained by businesses prior to tax-free acquisistions. As of December 31, 2010, the Company has estimated that only $21,486,000 of such net operating losses, can be realized, based on Federal limitations on the useabililty of such expiring losses. There have been no other changes of ownership identified by management in 2010 that materially limit the Company’s utilization of loss carryforwards. If the Company undergoes a change or ownership in the future, the utilization of the Company’s loss carryforwards may be materially limited. After conversion to U.S. dollars, Photo Therapeutics, Ltd. had approximately $16,019,000 of net operating loss carryforwards, of which $14,950,000 were incurred before the acquisition on February 27, 2009. These losses under British rules have no expiration. As of December 31, 2010, the Company had approximately $60 million of gross State net operating loss carryforwards which expire generally through 2017 to 2030, depending on the particular State’s rules The Company did not make a Section 338 election to treat the purchase of the common stock of Photo Therapeutics, Inc. and Photo Therapeutics, Ltd. as an asset purchase.

In addition, the Company had approximately $1,351,000 of Federal tax credit carryforwards and alternative minimum tax credits of $112,000 as of December 31, 2010. The credit carryforwards have begun, and continue, to expire over the ensuing 20 years. Primarily due to Federal rules applicable to the acquisition of SLT, approximately $310,000 of the credit carryforward is subject to severe utilization constraints and accordingly have been ascribed no value in the deferred tax asset.

Net deductible, or favorable, temporary differences were approximately $27,260,000 at December 31, 2010. Of that amount, $26,023,000 were usable for federal tax purposes in the U.S. and the remaining $1,237,000 were usable for tax purposes in the U.K.

The changes in the deferred tax asset are as follows.

	December 31,
	2010	2009

Beginning balance, gross	$59,431,000	$51,838,000

Net changes due to:
Operating loss carryforwards	2,595,000	5,778,000

Temporary Differences	(3,332,000)	1,736,000

Other, including credit carryforwards	275,000	79,000

Ending balance, gross	58,969,000	59,431,000

Less: valuation allowance	(58,969,000)	(59,431,000)

Ending balance, net	$-	$-

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by the Company’s historical results and restrictions on the usage of the net operating loss carryforwards.

Deferred tax assets (liabilities) are comprised of the following.

	December 31,
	2010	2009

Loss carryforwards	$47,582,000	$44,986,000
Carryforward and AMT credits	1,153,000	878,000
Accrued employment expenses	551,000	1,452,000
Amortization and write-offs	325,000	2,872,000
Bad debts	99,000	141,000
Deferred R&D costs	3,864,000	3,763,000
Deferred revenues	189,000	233,000
Depreciation	3,674,000	3,560,000
Inventory reserves	659,000	908,000
Other accruals and reserves	527,000	292,000
U.K. capital and research allowances, etc.	346,000	346,000
Gross deferred tax asset	58,969,000	59,431,000

Less: valuation allowance	(58,969,000)	(59,431,000)

Net deferred tax asset	$-	$-

Benefits that may be realized from components in the deferred tax asset that were contributed by acquired companies will be recognized directly in the Company’s Statement of Operations. Within the net operating loss carryforward as of December 31, 2010 are approximately $6,651,000 of benefit from tax deductions from the exercise of Company stock options. The preponderance of these options were made to employees and therefore no book expense was recognized on their grant. Such benefits, if recognized upon a reduction of the valuation allowance, will be credited to the paid in capital account of the Company.

The Company adopted ASC Topic 740 which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's consolidated financial statements for the year ended December 31, 2010.

Additionally, ASC Topic 740 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2010, 2009 and 2008.

The Company files corporate income tax returns in the United States, both in the Federal jurisdiction and in various state jurisdictions. The Company is subject to Federal income tax examination for calendar tax years 2007 through 2010 and is also generally subject to various state income tax examinations for calendar years 2004 through 2010.

Note 16
Significant Alliances/Agreements:

On March 31, 2005, the Company entered into a Sales and Marketing Agreement with GlobalMed (Asia) Technologies Co., Inc. (“GlobalMed”). Under this agreement, GlobalMed acted as master distributor in the Pacific Rim for the Company’s XTRAC excimer laser and for the Company’s LaserPro® diode surgical laser system. GlobalMed has withdrawn from representation of the diode laser but GlobalMed’s territory was substantially expanded in 2010 as it has also added the Company’s VTRAC lamp system and the Omnilux LED systems to its product suite. For the years ended December 31, 2010, 2009 and 2008, sales to GlobalMed were $4,258,826, $2,635,300 and $2,957,900, respectively.

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

Pursuant to the license agreement, the Company reimbursed $77,876 to Mount Sinai, over the first 18 months of the license term and at no interest, for patent prosecution costs incurred. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. (See Note 5 Patents and Licensed Technologies). The Company has paid and/or accrued Mount Sinai royalties of $167,213, $169,979 and $156,179 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 17
Significant Customer Concentration:

For the year ended December 31, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $4,258,826, or 12.2% of total revenues for the period. At December 31, 2010, the accounts receivable balance from GlobalMed Technologies was $470,997, or 14.4% of total net accounts receivable. No one customer represented 10% or more of total revenues for the year ended December 31, 2009 and 2008.

Note 18
Business Segment and Geographic Data:

Effective January 1, 2010, the Company reorganized its business into four operating units to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers. The Physician Domestic segment derives its primary revenues from XTRAC procedures performed by dermatologists, the sales of XTRAC laser sales, and the sales of skincare and LED products in the United States. The Physician International segment, in comparison, generates revenues from the sale of equipment, skincare and LED products to dermatologists outside the United States through a network of distributors. The Other Channels segment derives revenues by selling skincare and LED products to indoor tanning and spa markets and on-line and television retail consumer markets for home use on both a domestic and an international basis. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and an international basis. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill of $12,793,455, $4,037,934 and $2,737,811 has been allocated to the Physician Domestic, Physician International and Other Channels segments, respectively, based upon the fair value of the reporting segments as of December 31, 2010.

The following tables reflect results of operations from our business segments for the periods indicated below:

Year ended December 31, 2010
	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$20,196,688	$8,381,136	$2,551,429	$3,672,282	$34,801,535
Costs of revenues	9,464,991	6,110,186	1,467,293	1,677,432	18,719,902
Gross profit	10,731,697	2,270,950	1,084,136	1,994,850	16,081,633
Gross profit %	53.1%	27.1%	42.5%	54.3%	46.2%

Allocated operating expenses:
Selling, general and administrative	10,868,939	1,061,952	643,107	183,103	12,757,101
Engineering and product development	470,400	375,633	373,597	123,726	1,343,356

Unallocated operating expenses	-	-	-	-	7,238,362
	11,339,339	1,437,585	1,016,704	306,828	21,338,819
Income (loss) from operations	(607,642)	833,365	67,432	1,688,021	(5,257,186)

Interest expense, net	-	-	-	-	(3,268,905)
Change in fair value of warrant	-	-	-	-	(197,098)

Net (loss) income	$(607,642)	$833,365	$67,432	$1,688,021	$(8,723,189)

Year ended December 31, 2009

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$18,844,995	$6,665,199	$3,555,310	$3,622,580	$32,688,084
Costs of revenues	9,283,459	3,966,749	1,397,902	2,777,856	17,425,966
Gross profit	9,561,536	2,698,450	2,157,408	844,724	15,262,118
Gross profit %	50.7%	40.5%	60.7%	23.3%	46.7%

Allocated operating expenses:
Selling, general and administrative	12,169,919	1,557,889	622,831	242,692	14,593,331
Engineering and product development	310,508	184,729	173,163	469,325	1,137,725

Unallocated operating expenses	-	-	-	-	8,489,947
	12,480,427	1,742,618	795,994	712,023	24,221,003
Income (loss) from operations	(2,918,891)	955,832	1,361,414	132,707	(8,958,885)

Interest expense, net	-	-	-	-	(2,370,676)
Change in fair value of warrants	-	-	-	-	808,786

Net (loss) income	$(2,918,891)	$955,832	$1,361,414	$132,707	$(10,520,775)

Year ended December 31, 2008

	PHYSICIANDOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$21,058,919	$6,005,170	$1,968,155	$5,738,048	$34,770,292
Costs of revenues	9,663,486	2,657,928	696,388	3,977,515	16,995,317
Gross profit	11,395,433	3,347,242	1,271,767	1,760,533	17,774,975
Gross profit %	54.1%	55.7%	64.6%	30.7%	51.1%

Allocated operating expenses:
Selling, general and administrative	14,139,011	830,304	312,491	377,489	15,659,295
Engineering and product development	475,425	102,727	72,553	422,510	1,073,215

Unallocated operating expenses	-	-	-	-	11,137,812
	14,614,436	933,031	385,044	799,999	27,870,322
Income (loss) from operations	(3,219,003)	2,414,211	886,723	960,534	(10,095,347)

Interest expense, net	-	-	-	-	(1,032,597)
Change in fair value of warrant	-	-	-	-	-
Discontinued operations:	-	-	-	-
Income from discontinued operations					285,712
Loss on sale of discontinued operations	-	-	-	-	(448,675)

Net (loss) income	$(3,219,003)	$2,414,211	$886,723	$960,534	$(11,290,907)

	December 31,
Assets:	2010	2009
Total assets for reportable segments	$44,986,796	$49,890,944
Other unallocated assets	4,508,922	3,277,202
Consolidated total	$49,495,718	$53,168,146

For the years ended December 31, 2010, 2009 and 2008, there were no material net revenues attributed to an individual foreign country. Net revenues by geographic area were as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic	$25,237,330	$25,624,725	$27,398,356
Foreign	9,564,205	7,063,359	7,371,936
	$34,801,535	$32,688,084	$34,770,292

Note 19
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2010	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$6,687,000	$8,011,000	$9,585,000	$10,519,000
Gross profit	3,093,000	3,926,000	3,955,000	5,108,000
Net loss	(3,916,000)	(1,160,000)	(1,835,000)	(1,812,000)
Basic and diluted net loss per share	$(1.75)	$(0.45)	$(0.66)	$(0.65)
Shares used in computing basic and diluted net loss per share	2,238,456	2,555,516	2,772,637	2,784,899

2009	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$7,498,000	$8,313,000	$8,597,000	$8,279,000
Gross profit	3,701,000	4,407,000	3,716,000	3,438,000
Net loss	(3,512,000)	(2,709,000)	(2,011,000)	(2,288,000)
Basic and diluted net loss per share(1)(2)	$(2.34)	$(1.80)	$(1.34)	$(1.12)
Shares used in computing basic and diluted net loss per share(1)(2)	1,500,835	1,501,632	1,505,529	2,047,500

2008	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$8,330,000	$9,390,000	$8,797,000	$8,253,000
Gross profit	4,213,000	5,355,000	4,727,000	3,480,000
Net loss	(2,542,000)	(1,607,000)	(1,787,000)	(5,354,000)
Basic and diluted net loss per share(1)(2)	$(1.69)	$(1.07)	$(1.19)	$(3.57)
Shares used in computing basic and diluted net loss per share(1)(2)	1,500,767	1,500,767	1,500,767	1,500,767

(1)	Adjusted to reflect the reverse stock split of 1-for-7 effective January 26, 2009.

(2)	Adjusted to reflect the reverse stock split of 1-for-6 effective February 3, 2010.

Note 20
Valuation and Qualifying Accounts:

		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)	Balance at End of Period
For The Year Ended December 31, 2010:
Reserve for Doubtful Accounts	$400,276	$118,892	$-	$254,193	$264,975
Reserve for Excess and Obsolete Inventories	$2,388,262	$181,355	$-	$835,455	$1,734,162
For The Year Ended December 31, 2009:
Reserve for Doubtful Accounts	$486,162	$136,424	$629	$222,939	$400,276
Reserve for Excess and Obsolete Inventories	$1,836,441	$449,726	$180,968	$78,873	$2,388,262
For The Year Ended December 31, 2008:
Reserve for Doubtful Accounts	$520,913	$144,750	$-	$179,501	$486,162
Reserve for Excess and Obsolete Inventories	$1,124,345	$769,323	$-	$57,227	$1,836,441

(1)	Represents additions due to the acquisition of PTL in February 2009.
(2)	Represents write-offs of specific accounts receivable and inventories.

PHOTOMEDEX, INC.
a Nevada corporation

LIST OF SUBSIDIARIES
(as of December 31, 2010)

The active subsidiaries are:

Photo Therapeutics, Inc., a Delaware corporation

Photo Therapeutics Limited, a company organized under the laws of England and Wales

ProCyte Corporation, a Washington corporation

SLT Technology, Inc., a Delaware corporation