Form 10-Q
period 2011-03-31
PHOTOMEDEX INC
filed 2011-05-16
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 14, 2011 was 3,103,749 shares.

PHOTOMEDEX, INC.

i

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	*
ASSETS

Current assets:
Cash and cash equivalents	$2,551,291	$3,523,948
Accounts receivable, net of allowance for doubtful accounts of $224,000 and $265,000, respectively	2,960,703	3,277,095
Inventories, net	7,084,767	6,141,179
Prepaid expenses and other current assets	748,740	671,192
Total current assets	13,345,501	13,613,414

Property and equipment, net	5,997,437	6,918,944
Patents and licensed technologies, net	6,582,886	6,813,528
Goodwill	19,569,200	19,569,200
Other intangible assets, net	1,623,351	1,688,352
Other assets	832,714	892,280
Total assets	$47,951,089	$49,495,718

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$33,152	$77,796
Current portion of long-term debt	1,192,255	2,867,720
Accounts payable	3,553,460	2,801,568
Accrued compensation and related expenses	1,434,914	1,782,793
Accrued interest payable	204,209	699,025
Other accrued liabilities	1,851,399	1,765,523
Deferred revenues	661,911	496,443
Total current liabilities	8,931,300	10,490,868
Long-term liabilities:
Notes payable	5,342	13,817
Long-term debt	1,070,664	29,933
Convertible debt	20,434,762	19,344,136
Warrants related to convertible debt	1,222,145	938,623
Total liabilities	31,664,213	30,817,377

Stockholders’ equity:
Common stock, $.01 par value, 35,000,000 shares authorized; 3,069,749 and 2,843,749 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	30,697	28,437
Additional paid-in capital	143,619,338	143,106,355
Accumulated deficit	(127,472,533)	(124,564,120)
Accumulated other comprehensive income	109,374	107,669
Total stockholders’ equity	16,286,876	18,678,341
Total liabilities and stockholders’ equity	$47,951,089	$49,495,718

* The December 31, 2010 consolidated balance sheet was derived from the Company’s audited consolidated financial statements included in our Annual Report on Form 10K that was filed on March 31, 2011

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2011		2010

Revenues:
Product sales		$6,376,361		$4,157,328
Services		1,846,361		2,529,600
		8,222,722		6,686,928

Cost of revenues:
Product cost of revenues		3,057,788		2,199,610
Services cost of revenues		1,334,577		1,394,727
		4,392,365		3,594,337

Gross profit		3,830,357		3,092,591

Operating expenses:
Selling and marketing		3,298,512		3,131,934
General and administrative		1,813,335		1,951,939
Engineering and product development		456,325		339,277
		5,568,172		5,423,150

Operating loss from continuing operations		(1,737,815)		(2,330,559)

Other income (loss):
Interest expense, net		(887,076)		(653,843)
Change in fair value of warrants		(283,522)		(931,381)

Net loss	$	(2,908,413)	$	(3,915,783)

Basic and diluted net loss per share		$(1.02)		$(1.75)

Shares used in computing basic and diluted net loss per share		2,859,327		2,238,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, JANUARY 1, 2011	2,843,749	$28,437	$143,106,355	$(124,564,120)	$107,669	$18,678,341
Issuance of warrants related to debt financing	-	-	433,870	-	-	433,870
Stock issued to consultants for services	8,000	80	42,893	-	-	42,973
Share-based compensation related to restricted stock	210,000	2,100	16,709	-	-	18,809
Change in cumulative translation adjustments	-	-	-	-	1,705	1,705
Share-based compensation expense related to employee options	-	-	7,911	-	-	7,911
Stock issued to employees	8,000	80	11,600	-	-	11,680
Net loss for the three months ended March 31, 2011	-	-	-	(2,908,413)	-	(2,908,413)
BALANCE, MARCH 31, 2011	3,069,749	$30,697	$143,619,338	$(127,472,533)	$109,374	$16,286,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011		2010
Cash Flows From Operating Activities:
Net loss	$	(2,908,413)	$	(3,915,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		976,289		1,157,999
Stock issued to consultants for services		46,000		73,765
Stock-based compensation expense related to employee options and restricted stock		38,400		135,872
Provision for bad debts		-		53,205
Change in estimated fair value of warrant liability		283,522		931,381
Loss on disposal of assets		933		-

Changes in operating assets and liabilities:
Accounts receivable		316,665		767,686
Inventories		(922,356)		383,335
Prepaid expenses and other assets		188,285		97,631
Accounts payable		736,349		222,179
Accrued compensation and related expenses		(355,819)		(418,404)
Other accrued liabilities		83,951		(329,368)
Interest accrued on convertible debt		526,498		407,643
Deferred revenues		165,468		159,680
Net cash used in operating activities		(824,228)		(273,179)

Cash Flows From Investing Activities:
Purchases of property and equipment		(16,336)		(3,000)
Lasers placed into service, net		258,470		(708,483)
Acquisition costs, net of cash received		-		(96,514)
Net cash provided by (used in) investing activities		242,134		(807,997)

Cash Flows From Financing Activities:
Registration costs		(3,027)		(433,215)
Payments on notes payable		(57,711)		(106,452)
Proceeds from term debt		-		2,500,000
Repayments on line of credit		(332,209)		(946,652)
Net cash (used in) provided by financing activities		(392,947)		1,013,681
Effect of exchange rate changes on cash		2,384		(25,062)
Net decrease in cash and cash equivalents		(972,657)		(92,557)

Cash and cash equivalents, beginning of period		3,523,948		2,116,788

Cash and cash equivalents, end of period		$2,551,291		$2,024,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Basis of Presentation:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Skin Health Solutions™ company that provides disease management and aesthetic solutions through innovative laser systems, light-based devices and science-based skincare products. Through its relationships with dermatologists and plastic surgeons, the Company’s products address multiple skin diseases and skin conditions including psoriasis, vitiligo, acne and sun damage. The Company’s experience in addressing these diseases and conditions in the physician market has allowed it to expand its products and services to provide skin health solutions to certain non-physician markets.

The Company’s strategic focus is built upon four key components – leveraging its sales force through training focused on superior skin health expertise and incremental product offerings, expanded international capabilities, the development of alternate channels for its varied product lines and a continued commitment to innovation of its technologies.

The Company concentrates its strategic efforts primarily in the physician market both domestically and internationally. Supporting those efforts management is committed to innovation, whereby the Company looks to maximize the application of its technologies and utilize the scientific resources available to it in each of its product areas. In the U.S. the Company markets and sells its products through a direct sales organization capable of addressing each product area with specific expertise. The Company’s focus on enhanced training of the sales organization has fostered an ability to drive sales and to support its customer base with a more cost-effective sales force. And, finally the Company looks to leverage its experience and substantial product advancements in the physician market into non-physician based markets, or alternate channels, that may benefit from those technological advancements.

Based upon this strategic focus, effective January 1, 2010, management updated the segments that the Company now operates. There are now four distinct business units or segments (as described in Note 14): three in Dermatology – Physician Domestic, Physician International, and Other Channels; and one in Surgical – Surgical Products. The segments are distinguished by the Company’s management structure and the markets or customers served.

The Physician Domestic segment generates revenues by selling XTRAC treatments and lasers, skincare and LED products. The Physician International segment generates revenues by selling dermatology equipment and skincare and LED products to international physicians through distributors. The Other Channels segment generates revenues by selling skincare and LED products to indoor tanning and spa markets and to on-line and television retail consumer markets for home use. The Surgical Products segment generates revenues by selling laser and non-laser products including disposables to hospitals and surgery centers both domestically and internationally.

Liquidity
As of March 31, 2011, the Company had an accumulated deficit of $127,472,533. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of March 31, 2011 were $2,551,291. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit.

Based on its resources available at March 31, 2011, coupled with the substantial reduction in the use of cash in the last year, the Company believes that it can fund operations through and beyond the second quarter of 2012. However, given the uncertainty in the general economic conditions and its impact on the Company’s industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern beyond the second quarter of 2012.

The Company paid interest due on March 1, 2011 with additional convertible notes amounting to $1,021,314 ($146,321 for the Series B-1 interest at 10% and $874,993 for the Series B-2 interest at 10%). As of March 31, 2011, the Convertible Debt was $21,447,590. See Note10, Convertible Debt, for more information.

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan with the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, the Company will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company has issued to Clutterbuck Funds a second warrant which has been modeled after the first warrant issued on March 19, 2010 but which will be to purchase 109,650 shares of the Company’s common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of the Company’s convertible notes will remain in place.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company’s recurring fair value measurements at March 31, 2011 and December 31, 2010 are as follows:

	Fair Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$1,222,145	$-	$-	$1,222,145

	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$938,623	$-	$-	$938,623

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. The fair values of notes payable and long-term debt are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable and long-term debt approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments. The carrying amount of derivative instruments is marked to fair value. See Note 11, Warrants, for additional discussion.

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

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2011 and 2010, the Company deferred $493,216 and $552,928 respectively, under this approach.

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

Revenues under a now-concluded agreement for the co-promotion of a drug and related device were recognized on a net basis when the Criteria had been met.

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

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2011, no such impairment exists.

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Developed technology was also recorded in connection with the acquisition of ProCyte in March 2005 and is being amortized on a straight-line basis over seven years. Significant patent costs were recorded in connection with the acquisition of Photo Therapeutics in February 2009 and are being amortized on a straight-line basis over ten years. Other licenses, including the Stern and Mount Sinai licenses, are capitalized and amortized over the estimated useful lives of 10 years. (See Note 4, Patent and Licensed Technologies).

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2011, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2011 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Goodwill
Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Management evaluates the recoverability of such goodwill by testing for impairment, at least annually. The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed assessment. The second assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There has been no impairment of goodwill recorded through March 31, 2011 (see Impairment of Long-Lived Assets).

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the three months ended March 31, 2011 is summarized as follows:

Three Months Ended March 31, 2011 (unaudited)
Accrual at beginning of period	$1,001,236
Additions charged to warranty expense	123,491
Expiring warranties	(59,100)
Claims satisfied	(96,540)
Accrual at end of period	$969,087

Net Loss Per Share
The Company computes net loss per share by dividing net loss available to common stockholders by the weighted average of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

In these consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Thus, no additional shares for the potential dilution from the conversion of the Convertible Notes, or from exercise of warrants related to the Convertible Notes or from other warrants or from the exercise of options into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 710,359 and 591,492 as of March 31, 2011 and 2010, respectively, were excluded from the calculation of fully diluted earnings per share from continuing operations since their inclusion would have been anti-dilutive.

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

	Three Months Ended March 31, (unaudited)
	2011	2010
Net loss	$(2,908,413)	$(3,915,783)
Change in cumulative translation adjustment	1,705	(25,359)
Comprehensive loss	$(2,906,708)	$(3,941,142)

Supplemental Cash Flow Information
During the three months ended March 31, 2011, the Company paid interest payable on the convertible notes with an issuance of additional convertible note in the amount of $1,021,314. The Company also issued warrants related to the amendment of term debt which were valued at $433,870, and which offset the carrying value of debt.

During the three months ended March 31, 2010, the Company paid interest payable on the convertible notes with an issuance of additional convertible note in the amount of $826,676. The Company also issued warrants related to a term loan note which were valued at $769,754, and which offset the carrying value of debt.

For the three months ended March 31, 2011 and 2010, the Company paid interest of $69,016 and $95,847, respectively. Income taxes paid in the three months ended March 31, 2011 and 2010 were immaterial.

Accounting Standards Update
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or have potential material significance to the Company.

Note 2
Inventories:

Set forth below is a detailed listing of inventories:

	March 31, 2011	December 31, 2010
	(unaudited)
Raw materials and work in progress	$4,660,367	$4,114,505
Finished goods	2,424,400	2,026,674
Total inventories	$7,084,767	$6,141,179

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of March 31, 2011 and December 31, 2010, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,730,517 and $1,734,161, respectively.

Note 3
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	March 31, 2011	December 31, 2010
	(unaudited)
Lasers in service	$12,798,070	$14,061,390
Computer hardware and software	373,403	376,393
Furniture and fixtures	744,215	744,991
Machinery and equipment	770,898	835,780
Leasehold improvements	339,423	339,423
	15,026,009	16,357,977
Accumulated depreciation and amortization	(9,028,572)	(9,439,033)
Property and equipment, net	$5,997,437	$6,918,944

Related depreciation and amortization expense was $680,646 and $781,303 for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011 and 2010, net property and equipment included $42,657 and $0, respectively, of assets recorded under capitalized lease arrangements, of which $44,634 and $0 was included in long-term debt at March 31, 2011 and 2010, respectively (See Note 9).

Note 4
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	March 31, 2011	December 31, 2010
	(unaudited)
Patents, owned and licensed, at gross costs of $8,033,409, net of accumulated amortization of $2,006,157 and $1,816,979, respectively.	$6,027,252	$6,216,430
Other licensed or developed technologies, at gross costs of $2,337,326, net of accumulated amortization of $1,781,692 and $1,740,228, respectively.	555,634	597,098
	$6,582,886	$6,813,528

Related amortization expense was $230,642 and $239,425 for the three months ended March 31, 2011 and 2010, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in other licensed and developed technologies is $200,000 for cost of developed technologies acquired from ProCyte.

On March 31, 2006, the Mount Sinai School of Medicine of New York University granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $53,289 and $55,954, net at March 31, 2011 and December 31, 2010, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. This technology is for the laser treatment of vitiligo and is included in other licensed and developed technologies.

Note 5
Goodwill and Other Intangible Assets:

As discussed in Note 14, the Company reorganized its business into four operating units which resulted in a change in reportable segments effective January 1, 2010. Goodwill has been reallocated among the new reportable segments and consisted of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Physician Domestic segment	$12,793,455	$12,793,455
Physician International segment	4,037,934	4,037,934
Other Channels segment	2,737,811	2,737,811
Total goodwill	$19,569,200	$19,569,200

The Company has no accumulated impairment losses as of March 31, 2011 and 2010.

Set forth below is a detailed listing of other intangible assets, which were acquired from Photo Therapeutics and ProCyte and were recorded at their appraised fair market values at the date of their respective acquisitions:

	March 31, 2011	December 31, 2010
	(unaudited)
Customer Relationships, at gross cost of $2,200,000, net of accumulated amortization of $1,804,167 and $1,791,667, respectively.	$395,833	$408,333
Tradename, at gross cost of $2,100,000, net of accumulated amortization of $872,482 and $819,981, respectively.	1,227,518	1,280,019
	$1,623,351	$1,688,352

Related amortization expense was $65,001 and $137,270 for the three months ended March 31, 2011 and 2010, respectively. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte products (e.g. “Neova”). It also includes the various trademarks associated with Photo Therapeutics products (e.g. “Omnilux” and “Lumiere”).

Note 6
Accrued Compensation and related expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	March 31, 2011	December 31, 2010
	(unaudited)
Accrued payroll and related taxes	$199,560	$392,994
Accrued vacation	247,544	146,495
Accrued commissions and bonus	875,577	1,021,798
Accrued severance	112,233	221,506
Total accrued compensation and related expense	$1,434,914	$1,782,793

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	March 31, 2011	December 31, 2010
	(unaudited)
Accrued professional and consulting fees	$298,189	$203,445
Accrued warranty	969,087	1,001,236
Accrued excise taxes and other expenses	414,952	391,671
Accrued sales return – CVS/pharmacy	169,171	169,171
Total other accrued liabilities	$1,851,399	$1,765,523

CVS/pharmacy informed the Company that it intended to return, and be refunded for, its entire unsold inventory of products that it purchased from PTL in 2008. The revenues from the original sales were included in deferred revenues in previous quarters and were not recognized into revenue by the Company. Most of the unsold inventory was returned to the Company in 2010, but is in unsalable condition.

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	March 31, 2011	December 31, 2010
	(unaudited)
Note payable – unsecured creditor, interest at 3.78%, payable in monthly principal and interest installments of $45,278 through January 2011.	$-	$45,136

Note Payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012	38,494	46,477

	38,494	91,613
Less: current maturities	(33,152)	(77,796)
Notes payable, net of current maturities	$5,342	$13,817

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	March 31, 2011	December 31, 2010
	(unaudited)
Term note, net of unamortized debt discount of $727,192 and $427,433, respectively	$1,772,808	$2,072,567
Total borrowings on term note credit facility, net of unamortized debt discount of $1,657 and $3,482, respectively	445,477	775,861
Capital lease obligations	44,634	49,225
Less: current portion	(1,192,255)	(2,867,720)
Total long-term debt	$1,070,664	$29,933

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

In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant. As a result of the public offering on May 7, 2010, the number of shares which may be purchased under the warrant increased to 125,000 shares, and the exercise price of the warrant was reduced, in accordance with the one-time adjustment, to $6.00 per share. The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 18 months. As of March 31, 2011, the remaining unamortized warrant balance of $293, 321 will be accreted under the effective interest method over the amended repayment period of an additional 21 months.

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan to the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, the Company will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company has issued to Clutterbuck Funds a second warrant which has been modeled after the first warrant issued on March 19, 2010 but which will be to purchase 109,650 shares of the Company’s common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of the Company’s convertible notes will remain in place. The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 21 months.

The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and since they are indexed to the Company’s common stock. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants are as follows:

	March 2011	March 2010

Number of shares underlying warrants	109,650	102,180
Exercise price	$5.70	$7.34
Fair value of warrants	$433,870	$769,754
Volatility	87.71%	87.68%
Risk-free interest rate	2.23%	2.48%
Expected dividend yield	0%	0%
Expected warrant life	5 years	5 years

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

Capital Leases
The obligation under capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 3, Property and Equipment).

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

Year Ended December 31,
Nine months of 2011	$1,195,175
2012	2,149,416
2013	8,192
Total minimum payments	3,352,783

Less: interest	(361,015)
Less: unamortized warrant discount	(728,849)

Present value of total minimum obligations	$2,262,919

Note 10
Convertible Debt:

In the following table is a summary of the Company’s convertible debt held by an investment fund (the “Investor”).

	March 31, 2011	December 31, 2010
	(unaudited)
Total borrowings on credit facility	$20,434,762	$19,344,136
Less: current portion	-	-
Total long-term debt	$20,434,762	$19,344,136

The borrowings reflect interest which was earned through March 1, 2011 and which was paid in the form of additional convertible notes.

On February 27, 2009, the Investor lent to the Company through a single convertible debt investment $18 million, of which the Company used $13 million to acquire Photo Therapeutics and $5 million for working capital. At the closing of the convertible debt financing, the Company: (i) issued to the Investor (A) a convertible note in the principal amount of $18 million (the “Original Convertible Note”), and (B) a warrant to purchase 174,367 shares of the Company’s common stock as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010; and (ii) paid a transaction fee of $210,000 in cash. The conversion price of the Original Convertible Note and the exercise price of the warrant were each $30.96 per share as adjusted to reflect the 1-for-6 reverse stock split effective February 3, 2010.

The Original Convertible Note was due on February 27, 2014 with interest payments semi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes, which have the same interest rate, convertible price per share and maturity date as the Original Convertible Note. The effective interest rate on the Original Convertible Note was 11.64%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months. The Convertible Notes, as well as the warrant to purchase common stock of the Company, contain down-round provisions such that the number of underlying shares, and the corresponding price per share, change if the Company issues stock below the stated conversion and exercise price of the notes and warrant.

In order to consummate the bridge financing with a term note (see Note 9, Term Note), it was necessary to secure the consent of the Investor. As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Investor’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes: Series B-1 and Series B-2. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below. The interest accruing under each note can be paid in the form of additional convertible notes, and in fact the interest earned and payable on September 1,2010 and on March 1, 2011 was paid in the form of additional convertible notes;

•
The larger, Series B-2 note had a principal amount of $16,746,270. This note remained subject to the same down-round anti-dilution adjustment to the conversion price which was in the unmodified notes. The interest rate of this note was increased from 8% to 10%;

•
The smaller, Series B-1 note has a principal amount of $2,800,406. The conversion price of this note was reduced to $11.26 and the down-round anti-dilution adjustment to the conversion price was removed. The interest rate of this note was increased from 8% to 10%;

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

As of March 31, 2011, the total amount due under the convertible notes outstanding was $21,447,590 and the two notes are convertible into an aggregate of 1,298,133 shares of the Company's common stock. The Series B-2 note and its related additional convertible notes have a conversion price of $17.92306 as of March 31, 2011

Note 11
Warrants

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

The warrants issued to the Investor, in conjunction with the $18 million convertible note (see Note 10, Convertible Debt), contain a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. The warrant contains a net settlement provision, and because it is not indexed to the Company’s stock, it is accounted for as a liability.

The Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of March 31, 2011, and recorded other expense of $283,522 resulting from the increase of the liability associated with the fair value of the warrants for the period ended March 31, 2011. The Company measured the fair value of these warrants as of March 31, 2010, and recorded other expense of $931,381 resulting from the increase of the liability associated with the fair value of the warrants for the period ended March 31, 2010. The Company has accounted for the Investor’s warrants as a liability due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated:

	March 31, 2011	December 31, 2010	March 31, 2010
Number of shares underlying warrants	301,288	293,610	251,528
Exercise price	$17.92	$18.39	$21.47
Fair value of warrants	$1,222,145	$938,623	$1,672,906
Volatility	84.18%	83.04%	82.13%
Risk-free interest rate	2.21%	2.71%	3.32%
Expected dividend yield	0%	0%	0%
Expected warrant life	5.92 years	6.17 years	6.92 years

The Company’s recurring fair value measurements at March 31, 2011 related only to the warrants issued to the Investor, and had a fair value of $1,222,145. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain both down-round provisions and net settlement provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the three months for all financial liabilities categorized as Level 3 as of March 31, 2011 and December 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of December 31, 2009	$741,525
Increase in fair value of warrants	197,098
Balance as of December 31, 2010	938,623
Increase in fair value of warrants	283,522
Balance as of March 31, 2011	$1,222,145

Note 12
Employee Stock Benefit Plans

The Company has two active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options, as well as restricted and unrestricted shares of stock, to employees, directors and third-party service-providers. Under the 2005 Equity Compensation Plan, a maximum of 650,000 shares of the Company’s common stock have been reserved for issuance. At March 31, 2011, 280,996 shares were available for future grants under this plan. Under the Outside Director Plan 29,913 shares were available for issuance as of March 31, 2011. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2011	70,661	$28.70
Granted	-	-
Cancelled	(952)	236.46
Outstanding, March 31 2011	69,709	$25.86
Options excercisable at March 31, 2011	44,894	$36.49

At March 31, 2011, there was $1,736,834 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 8.62 years. The intrinsic value of options outstanding and exercisable at March 31, 2011 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended March 31, 2010
(unaudited)
Risk-free interest rate	3.71%
Volatility	84.37%
Expected dividend yield	0%
Expected life	8.1 years
Estimated forfeiture rate	17%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the periods ended March 31, 2010, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

On January 3, 2011, the Company awarded 8,000 shares of restricted stock to its board directors. These restricted shares will vest over a one-year period. In addition, on January 28, 2011, the Company awarded 8,000 shares of stock to consultants for services performed. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award.

On March 30, 2011, the Company awarded 200,000 shares of restricted stock to two of its senior executives. These restricted shares have a purchase price of $0.01 per share and the shares will vest, and no longer be subject to the Company’s right of repurchase, over a 10 year period. The vesting of the awards accelerates upon a change of control and may oblige the Company, in accordance with the executives’ employment agreements, to pay the executives a tax gross-up on excise taxes that may be triggered by the accelerated vesting. In addition, the Company awarded 10,000 shares of restricted stock to a third executive. These restricted shares have a purchase price of $0.01 per share and the shares will vest, and no longer be subject to the Company’s right of repurchase, over a five-year period. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock granted to consultants, an additional selling, general, and administrative expense in the amount of $46,000 was recognized during the three months ended March 31, 2011. For stock options granted to consultants an additional selling, general, and administrative expense in the amount of $73,765 was recognized during the three months ended March 31, 2010.

Note 13
Business Segments and Geographic Data:

Effective January 1, 2010, the Company reorganized its business into four operating units to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers. The Physician Domestic segment derives its primary revenues from XTRAC procedures performed by dermatologists, the sales of XTRAC laser sales, and the sales of skincare and LED products in the United States. The Physician International segment, in comparison, generates revenues from the sale of equipment, skincare and LED products to dermatologists outside the United States through a network of distributors. The Other Channels segment derives revenues by selling skincare and LED products to indoor tanning and spa markets and to on-line and television retail consumer markets for home use on both a domestic and an international basis. The Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers on both a domestic and an international basis. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill of $12,793,455, $4,037,934 and $2,737,811 has been allocated to the Physician Domestic, Physician International and Other Channels segments, respectively, based upon the fair value of the reporting segments as of March 31, 2011 and December 31, 2010.

The Company revised its results of operations for its business segments for the three months ended March 31, 2010 to reflect a reclass between the Physician International and Surgical Products costs of revenues. The correction had no effect on the Company’s previously reported net loss, consolidated balance sheet, or net cash flows, and is not considered material to any previously reported consolidated financial statements.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months ended March 31, 2011 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$4,988,716	$1,833,842	$619,237	$780,927	$8,222,722
Costs of revenues	2,477,684	1,116,578	323,853	474,250	4,392,365
Gross profit	2,511,032	717,264	295,384	306,677	3,830,357
Gross profit %	50.3%	39.1%	47.7%	39.3%	46.6%

Allocated operating expenses:
Selling, general and administrative	2,944,255	143,546	231,052	32,702	3,351,555
Engineering and product development	222,654	122,253	45,230	66,188	456,325

Unallocated operating expenses	-	-	-	-	1,760,292
	3,166,909	265,799	276,282	98,890	5,568,172
Income (loss) from operations	(655,877)	451,465	19,102	207,787	(1,737,815)

Interest expense, net	-	-	-	-	(887,076)
Change in fair value of warrant	-	-	-	-	(283,522)

Net (loss) income	$(655,877)	$451,465	$19,102	$207,787	$(2,908,413)

Three Months ended March 31, 2010 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$3,874,987	$1,230,081	$780,791	$801,069	$6,686,928
Costs of revenues	1,982,439	692,713	414,866	504,319	3,594,337
Gross profit	1,892,548	537,368	365,925	296,750	3,092,591
Gross profit %	48.8%	43.7%	46.9%	37.0%	46.2%

Allocated operating expenses:
Selling, general and administrative	2,787,307	274,402	185,956	38,186	3,285,851
Engineering and product development	115,004	95,193	96,063	33,017	339,277

Unallocated operating expenses	-	-	-	-	1,798,022
	2,902,311	369,595	282,019	71,203	5,423,150
Income (loss) from operations	(1,009,763)	167,773	83,906	225,547	(2,330,559)

Interest expense, net	-	-	-	-	(653,843)
Change in fair value of warrant	-	-	-	-	(931,381)

Net (loss) income	$(1,009,763)	$167,773	$83,906	$207,547	$(3,915,783)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets:
Total assets for reportable segments	$44,593,643	$44,986,796
Other unallocated assets	3,357,446	4,508,922
Consolidated total	$47,951,089	$49,495,718

For the three months ended March 31, 2011 and 2010 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were as follows:

	Three Months Ended March 31, (unaudited)
	2011	2010
Domestic	$6,152,513	$5,398,273
Foreign	2,070,209	1,288,655
	$8,222,722	$6,686,928

The Company discusses segmental details in its Management Discussion & Analysis found elsewhere in this Quarter’s Report on Form 10-Q.

Note 14
Significant Alliances/Agreements:

The Company continues in alliance with GlobalMed Technologies Co. as well as with Mount Sinai as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 15
Significant Customer Concentration:

For the quarter ended March 31, 2011, revenues from sales to the Company’s international master distributor (GlobalMed Technologies) were $1,342,346, or 16.3%, of total revenues for the quarter. At March 31, 2011, the accounts receivable balance from GlobalMed Technologies was $378,982, or 12.8%, of total net accounts receivable. For the quarter ended March 31, 2010, revenues from sales to GlobalMed Technologies were $776,880, or 11.6%, of total revenues for the quarter. At March 31, 2010, the accounts receivable balance from GlobalMed Technologies was $422,835, or 13.3%, of total net accounts receivable.

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or this Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our PTL products are non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. We have incorporated our PTL technology offering into professional products comprising the Omnilux™ systems for the medical market. Our PTL business has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, our Omnilux technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates nearly no heat, a patient feels no pain or discomfort, resulting in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today. Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures, as well as other non-medical markets around the world.

Physician International

Our international operations and selling approach have been realigned. Management believes our international organization has been dramatically enhanced through two initiatives. First, we have entered into an expanded management relationship with The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, with respect to our laser and light-based devices. GlobalMed is an international distribution and management company focused on creating increased market opportunity through the engagement and management of local in-country distributors and providing assistance in expediting regulatory approvals. Historically, GlobalMed managed our distribution relationships in the Pacific Rim for the XTRAC and VTRAC product lines, which represented a majority of our total international device sales. As a result of its success in managing our Pacific Rim distribution relationships, we have now expanded GlobalMed’s responsibilities to include all of our laser and light-based devices in substantially all markets outside of the U.S. Second, we have begun to undertake significant efforts to expand the international reach of our skincare business in both the physician and consumer channels by reformulating our current products to meet local standards and registering these products in major international markets. Third, we have made the XTRAC easier to maintain at the distributor locations, employing a modular approach to replacement of chambers. These are the first steps in the implementation of our international skincare expansion strategy.

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

Sales and Marketing

As of March 31, 2011, our sales and marketing personnel consisted of 67 full-time positions directed to sales as follows: 62 in Physician Domestic, two in Physician International and three in Other Channels.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	Three Months Ended March 31, (unaudited)
	2011	2010
Physician Domestic	$4,988,716	$3,874,987
Physician International	1,833,842	1,230,081
Other Channels	619,237	780,791
Total Dermatology Revenues	7,441,795	5,885,859

Surgical Products	780,927	801,069

Total Revenues	$8,222,722	$6,686,928

Physician Domestic Segment

The following table illustrates the key changes in the revenues of the Physician Domestic segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2011	2010
XTRAC treatments	$1,799,276	$2,221,897
XTRAC laser sales	1,410,840	128,200
Skincare products	1,501,856	1,244,373
PTL products	276,744	240,650
Other	-	39,867

Total Physician Domestic Revenues	$4,988,716	$3,874,987

XTRAC Treatments

Recognized treatment revenue for the three months ended March 31, 2011 and 2010 for domestic XTRAC procedures was $1,799,276 and $2,221,897, respectively, reflecting billed procedures of 29,471 and 37,041, respectively. In addition, 1,603 and 1,391 procedures were performed in the three months ended March 31, 2011 and 2010, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. There was a decrease in treatment revenues due to a decrease in the installed base of 21% compared to the prior year period. This decrease directly relates to an increase in domestic laser sales over the same period. The additional lasers sold are reflective of an increase in customer demand to own the XTRAC laser.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physicians have been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2011 and 2010, we deferred net revenues of $143,509 (2,177 procedures) and $148,181 (2,316 procedures), respectively.

The following table sets forth the above analysis for our XTRAC treatments for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2011	2010
Recognized treatment revenue	$1,799,276	$2,221,897
Change in deferred treatment revenue	143,509	148,181
Net billed revenue	$1,942,785	$2,370,078
Procedure volume total	31,074	38,432
Less: Non-billed procedures	1,603	1,391
Net billed procedures	29,471	37,041
Avg. price of treatments billed	$65.92	$63.99
Change in procedures with deferred treatment revenue, net	2,177	2,316

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

XTRAC laser sales

For the three months ended March 31, 2011 and 2010, domestic XTRAC laser sales were $1,410,840 and $128,200, respectively. There were 29 and 4 lasers sold during these periods, respectively. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model.

Skincare products

For the three months ended March 31, 2011 revenues were $1,501,856 compared to $1,244,373 in the three months ended March 31, 2010. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. We believe our skincare products are more susceptible to macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

PTL products

For the three months ended March 31, 2011, PTL product revenues were $276,744 compared to $240,650 in the three months ended March 31, 2010. These revenues are generated from the sale of LED devices. There were 23 LED units sold during the three months ended March 31, 2011 compared to 18 LED units sold in the three months ended March 31, 2010.

Other

For the three months ended March 31, 2010, we had miscellaneous revenues under a now-concluded agreement for the co-promotion of a drug and related device.

Physician International Segment

The following table illustrates the key changes in the revenues of the Physician International segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2011	2010
International Dermatology Equipment	$1,136,663	$632,005
International Skincare products	357,857	361,571
International PTL products	339,322	236,505

Total Physician International Revenues	$1,833,842	$1,230,081

International Dermatology Equipment

International sales of our XTRAC and VTRAC laser systems and related parts were $1,136,663 for the three months ended March 31, 2011 compared to $632,005 for the three months ended March 31, 2010. We sold 23 and 16 systems in the three-month periods ended March 31, 2011 and 2010, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of VTRAC systems and refurbished domestic XTRAC systems sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than for new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold 4 of these used lasers in the three month ended March 31, 2011, at an average price of $23,000. We sold 10 of these used lasers, at an average price of $21,000 for the three months ended March 31, 2010; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. We sold 11 VTRAC systems in the three months ended March 31, 2011 at an average price of $24,500. We sold 2 VTRAC systems, at an average price of $27,500 for the three months ended March 31, 2010.

The following table illustrates the key changes in our International Dermatology Equipment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2011	2010
Revenues	$1,136,663	$632,005
Less: part sales	(400,663)	(188,005)
Laser/lamp revenues	736,000	444,000
Laser/lamp systems sold	23	16
Average revenue per laser/lamp	$32,000	$27,750

International Skincare products

For the three months ended March 31, 2011 revenues were $357,857 compared to $361,571 in the three months ended March 31, 2010. These revenues are generated from the sale of various skin, hair care and wound products to distributors in international markets. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

International PTL products

These revenues are generated from the sale of LED devices. For the three months ended March 31, 2011, PTL product revenues were $339,322 compared to $236,505 in the three months ended March 31, 2010. There were 32 LED units sold during the three months ended March 31, 2011 compared to 18 LED units sold during the three months ended March 31, 2010.

Other Channels Segment

The following table illustrates the key changes in the Other Channels segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2011	2010
Skincare products	$307,647	$481,962
PTL products	311,590	298,829

Total Other Channels Revenues	$619,237	$780,791

Skincare products

For the three months ended March 31, 2011 revenues from our Skincare products were $307,647 compared to $481,962 in the three months ended March 31, 2010. These revenues are generated from the sale of various skin, hair care and wound products and from the sale of copper peptide compound in non-physician related channels.

PTL products

For the three months ended March 31, 2011 and 2010, PTL product revenues were $311,590 and $298,829, respectively. PTL revenues are generated from the sale of LED devices in the spa and indoor tanning markets under the Lumiere brand.

We are actively seeking distribution channels to reach the home-use consumer market with our Clear-U™ and New-U™ hand-held LED devices.

Surgical Products Segment

The following table illustrates the key changes in the Surgical Products segment for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2011	2010
Revenues	$780,927	$801,069
Laser systems sold	7	10
Laser system revenues	$143,592	$241,695
Average revenue per laser	$20,513	$24,170

Surgical Products segment revenues include revenues derived from the sale of surgical laser systems together with sales of related laser fibers and laser disposables. Laser fibers and laser disposables are more profitable than laser systems, but the sales of laser systems generate subsequent recurring sales of fibers and disposables.

For the three months ended March 31, 2011, surgical products revenues were $780,927 compared to $801,069 in the three months ended March 31, 2010. The decrease in the three-month periods was mainly due to less laser sales between the comparable three-month periods ended March 31, 2011 and 2010.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale versus retail). Included in laser sales during the three months ended March 31, 2011 and 2010 were sales of 6 and 9 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers.

Cost of Revenues: all segments

Our costs of revenues are comprised of product cost of revenues and service cost of revenues. Within product cost of revenues are the costs of products sold in our Physician Domestic segment (with XTRAC treatments included in the services side of the segment), Physician International segment, Other Channels (with royalties and licensing fees included in the services side of the segment), and our Surgical Products segment (with laser maintenance fees included in the services side of this segment). Within services cost of revenues are the costs associated with our XTRAC treatment revenues, as well as costs associated with royalties and licensing fees and maintenance revenue.

Product cost of revenues for the three months ended March 31, 2011 was $3,057,788, compared to $2,199,610 in the comparable period in 2010. The $858,178 increase is due to the increases in laser sales for XTRAC lasers in the Physician Domestic segment for $1,283,000 and due to the overall increase in revenues.

Service cost of revenues was $1,334,577 in the three months ended March 31, 2011 compared to $1,394,727 in the comparable period in 2010 representing a decrease of $60,150. The decrease is directly related to the decrease in Physician Domestic segment costs of $43,056 related to our XTRAC treatments.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended March 31, (unaudited)
	2011	2010
Product:
Physician Domestic	$1,159,705	$621,404
Physician International	1,116,578	692,713
Other Channels	323,853	414,866
Surgical Products	457,652	470,627
Total Product costs	$3,057,788	$2,199,610

Services:
Physician Domestic	$1,317,979	$1,361,035
Surgical Products	16,598	33,692
Total Services costs	$1,334,577	$1,394,727

Total Costs of Revenues	$4,392,365	$3,594,337

Gross Profit Analysis

Gross profit decreased to $3,830,357 during the three months ended March 31, 2011 from $3,092,591 during the same period in 2010. As a percent of revenues, gross margin increased to 46.6% for the three months ended March 31, 2011 from 46.2% for the same period in 2010.

The following table analyzes changes in our gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended March 31, (unaudited)
	2011	2010
Revenues	$8,222,722	$6,686,928
Percent increase	23.0%
Cost of revenues	4,392,365	3,594,337
Percent increase	22.2%
Gross profit	$3,830,357	$3,092,591
Gross margin percentage	46.6%	46.2%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended March 31, 2011, compared to the same period in 2010 were as follows:

•
In the Physician Domestic segment, we sold approximately $1,283,000 more in domestic XTRAC lasers in the three months ended March 31, 2011 while the cost of sales associated with these sales increased $449,000 between the comparable periods. The margin on these capital equipment sales was 66% in the three months ended March 31, 2011 compared to 77% in the comparable period in 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
In the Physician International segment, we sold 12 XTRAC laser systems and 11 VTRAC lamp-based excimer systems during the three months ended March 31, 2011 and 14 XTRAC laser systems and 2 VTRAC systems in the comparable period in 2010. Included in the 12 XTRAC lasers systems sold were 4 used laser systems, which have a lower average selling price and gross margin percentage, compared to 10 used laser systems sold in the three months ended March 31, 2010. Consequently, gross profit increased as a result of the number of units sold, although gross margin percentage for these units decreased due to the mix of the units sold.

The following table analyzes the gross profit for our Physician Domestic segment for the periods presented below:

Physician Domestic Segment	Three Months Ended March 31, (unaudited)
	2011	2010
Revenues	$4,988,716	$3,874,987
Percent increase	28.7%
Cost of revenues	2,477,684	1,982,439
Percent increase	25.0%
Gross profit	$2,511,032	$1,892,548
Gross margin percentage	50.3%	48.8%

Gross profit increased for this segment for the three months ended March 31, 2011 from the comparable period in 2010 by $618,484. In addition to the overall higher revenues between the periods, other key factors for the increase were as follows:

•
We sold approximately $1,283,000 more in domestic XTRAC lasers in the three months ended March 31, 2011 than in the comparable prior year period. The margin on these capital equipment sales was 66% in the three months ended March 31, 2011 compared to 77% in the comparable period in 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
For the three months ended March 31, 2011, the skincare product revenues increased $257,000 over the prior year period, while the cost of sales for these products increased $105,000 for the same comparable periods.

•
For the three months ended March 31, 2011, PTL product revenues increased $36,000 over the prior year period, while the cost of sales for these products decreased $16,000 for the same comparable periods.

The following table analyzes the gross profit for our Physician International segment for the periods presented below:

Physician International Segment	Three Months Ended March 31, (unaudited)
	2011	2010
Revenues	$1,833,842	$1,230,081
Percent increase	49.1%
Cost of revenues	1,116,578	692,713
Percent increase	61.2%
Gross profit	$717,264	$537,368
Gross margin percentage	39.1%	43.7%

Gross profit for the three months ended March 31, 2011 increased by $179,896 from the comparable period in 2010. The key factors for the increase were as follows:

•
For the three months ended March 31, 2011, PTL product revenues increased $103,000 over the prior year period, while the cost of sales for these products increased $35,000 for the same comparable periods.

•
We sold 12 XTRAC laser systems and 11 VTRAC lamp-based excimer systems during the three months ended March 31, 2011 and 14 XTRAC laser systems and 2 VTRAC systems in the comparable period in 2010. Included in the 12 XTRAC lasers systems sold were 4 used laser systems, which had a higher average selling price and gross margin percentage, than the 10 used laser systems sold in the three months ended March 31, 2010. Consequently, gross profit increased as a result of the number of units sold.

•
XTRAC part sales increased 113% or $212,700 for the three months ended March 31, 2011 as compared to the same period in 2010. There has been a change in the types of parts sold over the comparable periods which has resulted in a decrease in gross margin on the laser parts of 11%.

The following table analyzes the gross profit for our Other Channels segment for the periods presented below:

Other Channels Segment	Three Months Ended March 31, (unaudited)
	2011	2010
Revenues	$619,237	$780,791
Percent decrease	(20.7%)
Cost of revenues	323,853	414,866
Percent decrease	(21.9%)
Gross profit	$295,384	$365,925
Gross margin percentage	47.7%	46.9%

Gross profit decreased for the three months ended March 31, 2011 by $70,541 from the comparable period in 2010. The key factors for the changes in this business segment were as follows:

•
For the three months ended March 31, 2011, skincare product revenues decreased $175,000 over the prior year period, while the cost of sales for these products decreased $52,000 for the same comparable periods.

•
For the three months ended March 31, 2011, PTL product revenues increased $16,000 over the prior year period, while the cost of sales for these products decreased $36,000 mainly due to the reallocation of duties previously performed in the UK to within our current US operations.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended March 31, (unaudited)
	2011	2010
Revenues	$780,927	$801,069
Percent decrease	(2.5%)
Cost of revenues	474,250	504,319
Percent decrease	(6.0%)
Gross profit	$306,677	$296,750
Gross margin percentage	39.3%	37.0%

Gross profit for our Surgical Products segment in the three months ended March 31, 2011 increased by $9,927 from the comparable period in 2010. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended March 31, 2011 decreased by $20,000 from the three months ended March 31, 2010. There were 3 fewer laser systems sold in the three months ended March 31, 2011 than in the comparable period of 2010. Additionally, the lasers sold in the 2011 period were sold at lower prices than those sold in the comparable period in 2010. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts. Included in the laser sales for the three months ended March 31, 2011 and 2010 were sales of diode lasers of $104,000, representing 6 systems, and $190,000, representing 9 systems respectively, which have substantially lower list sales prices than our other types of surgical lasers.

•
Additionally, there was an increase in sales of disposables between the periods, which have a higher gross margin as a percent of revenues than lasers. Fiber and other disposables sales increased 14% between the comparable periods ended March 31, 2011 and 2010.

Selling, General and Administrative Expenses

For the three months ended March 31, 2011, selling, general and administrative expenses increased to $5,111,847 from $5,083,873 for the three months ended March 31, 2010 for the following reasons:

•	There was a $206,000 increase in salaries, benefits and travel expenses associated with an increase in the sales and marketing force.

•	There was an increase of approximately $185,000 in legal costs in the current year period.

•	Partially offsetting the above increases, we had a reduction of costs in our UK offices of approximately $118,000 due to the closing of the two office locations.

•	There was a decrease of approximately $125,000 in stock compensation expense in the current year period. This was due to the completion of the option exchange program in 2010.

•	There was also a decrease in bad debt expense of $90,000 in the current year period.

•	Additionally, there was a decrease in amortization expense of $72,000 related to intangibles that are fully amortized.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2011 increased to $456,325 from $339,277 for the three months ended March 31, 2010. The increase is directly related to engineering and product development expenses related to the XTRAC products. These personnel were previously devoted to manufacturing and thus included in cost of sales for the comparable prior year period.

Interest Expense, Net

Net interest expense for the three months ended March 31, 2011 increased to $887,076 from $653,843 for the three months ended March 31, 2010. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Three Months Ended March 31, (unaudited)
	2011	2010	Change

Interest expense	$887,117	$654,002	$233,115
Interest income	(41)	(159)	118
Net interest expense	$887,076	$653,843	$233,233

Change in fair value of warrants

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) warrants issued in connection with the financing to acquire PTL were recorded at fair value and recognized as liabilities. In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of these warrants as of March 31, 2011, and recorded $283,522 for the three months ended March 31, 2011 in other expense. We measured the fair value of these warrants as of March 31, 2010, and recognized $931,381 for the three months ended March 31, 2010 in other expense.

Net Loss

The factors described above resulted in a net loss of $2,908,413 during the three months ended March 31, 2011, as compared to a net loss of $3,915,783 during the three months ended March 31, 2010, a decrease of 25.7%.

Management utilizes certain non-GAAP financial measures to monitor our performance.

We present a computation of non-GAAP adjusted net loss and non-GAAP adjusted loss per share. We define non-GAAP adjusted net loss as net loss before depreciation and amortization, stock-based compensation expense, severance costs, interest expense - net, change in fair value of warrants, inventory valuation expense and bad debt expense. We believe that non-GAAP adjusted net loss is a meaningful measure which may be used when making period-to-period comparisons. Non-GAAP adjusted net loss is considered to be a non-GAAP financial measure and should be viewed in conjunction with net loss on the Consolidated Statement of Operations.

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

There are limitations in using these non-GAAP financial measures because they are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. The Company’s reference to these non-GAAP measures should be considered in addition to results prepared under current accounting standards, but are not a substitute for, nor superior to, GAAP results. These non-GAAP measures are provided to enhance investors’ overall understanding of the Company’s current financial performance and to provide further information for comparative purposes.

Specifically, the Company believes the non-GAAP measures provide useful information to both management and investors by isolating certain expenses, gains and losses that may not be indicative of the Company’s core operating results and business outlook. In addition, the Company believes non-GAAP measures that exclude stock-based compensation expense and other non-cash or non-recurring expenses enhance the comparability of results against prior periods.

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods:

	For the Three Months ended March 31,
	2011	2010	Change

Net loss	$(2,908,413)	$(3,915,783)	$1,007,370

Components included in net loss:
Depreciation and amortization	976,289	1,157,999	(181,710)
Stock-based compensation expense	84,400	209,637	(125,237)
Inventory valuation, severance and bad debt expenses	-	53,205	(53,205)
Interest expense, net	887,076	653,843	233,233
Change in fair value of warrants	283,522	931,381	(647,859)
Non-GAAP adjusted income (loss)	$(677,126)	$(909,718)	$232,592

Shares used in computing basic and diluted net loss per share	2,859,327	2,238,456

Non-GAAP adjusted income (loss) per share	$(0.24)	$(0.41)	$0.17

Income taxes were immaterial, given our current period losses and operating loss carryforwards.

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At March 31, 2011, our current ratio was 1.49 compared to 1.30 at December 31, 2010. As of March 31, 2011 we had $4,414,201 of working capital compared to $3,122,545 as of December 31, 2010. Cash and cash equivalents were $2,551,291 as of March 31, 2011, as compared to $3,523,948 as of December 31, 2010.

Based on our resources available at March 31, 2011, the substantial reduction in the use of cash in the last year, we believe that we can fund our operations through and beyond the second quarter of 2012. However, given the uncertainty in the general economic conditions and its impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern through and beyond the second quarter of 2012.

We have restructured our operations and redirected our efforts in a manner that management believes will continue to improve results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize our operational costs and capital expenditures and continues the implementation of strategies that were developed to increase ongoing revenue streams.

Interest at 10% was paid on March 1, 2011 in the form of additional convertible notes of $146,321 and $874,993 for the Series B-1 Convertible Note and Series B-2 Convertible Note, and their related additional Convertible Notes, respectively.

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan to us, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, we will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, we have issued to Clutterbuck Funds a second warrant which has been modeled after the first warrant issued on March 19, 2010 but which is to purchase 109,650 shares of our common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the Investor remains in place.

Net cash and cash equivalents used in operating activities was $824,228 for the three months ended March 31, 2011 compared to cash used of $273,179 for the three months ended March 31, 2010. The increase was mostly due to the increases in inventories, which was partly offset by an increase in accounts payable.

Net cash and cash equivalents provided by investing activities was $242,134 for the three months ended March 31, 2011 compared to cash used of $807,997 for the three months ended March 31, 2010. This was primarily due to a decrease in the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents used in financing activities was $392,947 for the three months ended March 31, 2011 compared to cash provided by $1,013,681 for the three months ended March 31, 2010. In the three months ended March 31, 2011, we had repayments of $332,209 on the line of credit, $57,711 for certain notes payable and $3,027 in registration costs. In the three months ended March 31, 2010 we received $2.5 million in proceeds in the term debt financing which was partially offset by repayment of $946,652 on the line of credit, $106,452 for certain notes payable and $433,215 in registration costs.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below, during the three months ended March 31, 2011, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2010 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no significant off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Certain of our outstanding warrants are accounted for as derivative financial instruments. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results from operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our per share common stock price of $7.37 on March 31, 2011 had been increased or decreased by $1.50.

The following table shows the effect of changes in the price of our common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the decrease or increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of March 31, 2011.

		Pro-forma Information
	As Reported March 31, 2011	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$7.37	$5.87	$8.87

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$1,222,145	$904,315	$1,554,327

Change in fair value of derivative financial instruments	$-	$(317,830)	$332,182

Condensed Consolidated Statement of Operations:
Increase in fair value of derivative financial instruments	$283,522	$(34,308)	$615,704

Net loss attributable to common stockholders	$(2,908,413)	$(2,874,105)	$(3,240,595)

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report are effective such that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2010 for descriptions of our legal proceedings.

Ra Medical

The Company has been involved in a number of disputes with Ra Medical Systems, Inc. and Dean Irwin, one of the Company’s former employees and now an officer of Ra Medical Systems, Inc. (Ra Medical Systems, Inc and Irwin are collectively referred to herein as “Ra Medical”). With respect to the action brought by the Company in January 2004 against Ra Medical for falsely advertising that Ra Medical had clearance from the Food and Drug Administration, and for falsely claiming in March 2003 that its laser would be available for purchase in August 2003 and for falsely claiming that Irwin was the sole inventor of the XTRAC laser system, trial has been set for late June 2011. With respect to the action which Ra Medical brought against the Company in June 2006 for unfair competition and in which the Company brought counterclaims under Federal and State law addressing such issues as misappropriation, unfair competition and unfair advertising, discovery in that action has begun, with trial targeted for the first quarter of 2012.

St. Paul Fire and Marine Insurance Company

In January 2009, the Company brought a second coverage action against St. Paul Fire and Marine Insurance Company (“St. Paul”), our general liability and umbrella liability insurer, in the U.S. District Court for the Eastern District of Pennsylvania in which the Company argued that the policy provided coverage for the new malicious prosecution claim asserted by Ra Medical, and the court granted the Company’s motion for summary judgment on the issue of whether the policy covers malicious prosecution claims. Accordingly, the only issue before the U.S. District Court for the Southern District of California, where St. Paul had brought a declaratory judgment action, is whether St. Paul has been released from any further coverage arising out of a claim by Ra Medical for malicious prosecution. The parties have filed cross-motions for summary judgment on the issue of the effect of the release. Oral argument on such motions has been continued.

Dermatologist’s action against Ra Medical and PhotoMedex

On or about October 14, 2009, a dermatologist brought an action against Ra Medical and Dean Irwin in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois, docket no. 09-L-175. The plaintiff has two principal grievances against Ra Medical: (i) that Ra Medical sold the dermatologist one of its Pharos lasers in September 2006, before Ra Medical had the right under FDA regulations to sell the laser in the United States, and (ii) that the laser failed to perform according to its specifications in that it repeatedly failed to deliver the dosage of light demanded by the laser operator for the patient’s treatment, with the result that some patients were under-dosed and showed negligible or no improvement while other patients were over-dosed and their skin blistered. The plaintiff seeks damages from Ra Medical. Included in the plaintiff’s claim against Ra Medical and Mr. Irwin is a claim of consumer fraud, with a potential trebling of damages.

The plaintiff joined the Company as co-defendants and seeks a declaratory judgment from the court that when PhotoMedex and the plaintiff had tested the performance of the laser from Ra Medical, they had not acted improperly – as alleged by an attorney for Ra Medical – but within their rights, and the Company has answered the complaint and also lodged against Ra Medical a claim for interference with prospective economic advantage from the plaintiff.

Ra Medical moved that the Court should dismiss the Company’s claim against Ra Medical on various grounds. The Court heard the motion on March 24, 2011. The Court ruled that the Company must amend its counterclaim to include only injury from interference with prospective economic advantage and to exclude injury from any interference by Ra Medical with the Company’s contract. The Company has made and filed this amendment.

Other

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. The Company believes, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

3.1	Articles of Incorporation of PhotoMedex, Inc. (a Nevada corporation), filed on December 28, 2010 (1)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (1)
4.18	Secured Convertible Promissory Note, dated March 1, 2011, in favor of Perseus Partners VII, L.P. (Series B-1, at 10%) (1)
4.19	Secured Convertible Promissory Note, dated March 1, 2011, in favor of Perseus Partners VII, L.P. (Series B-2, at 10%) (1)
4.21	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (1)
4.22	Warrant, dated March 28, 2011, issued to Clutterbuck Funds, LLC (1)
10.46	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (1) *
10.47	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (1) *
10.48	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (1) *
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date May 16, 2011	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Executive Officer

Date May 16, 2011	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer