Form 10-Q
period 2011-06-30
PHOTOMEDEX INC
filed 2011-08-15
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of August 12, 2011 was 3,117,755 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

(a) ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,650,628	$3,523,948
Accounts receivable, net of allowance for doubtful accounts of $126,000 and $265,000, respectively	2,878,345	3,277,095
Inventories, net	7,551,597	6,141,179
Prepaid expenses and other current assets	943,491	671,192
Total current assets	14,024,061	13,613,414

Property and equipment, net	5,397,750	6,918,944
Patents and licensed technologies, net	6,352,093	6,813,528
Goodwill	19,569,200	19,569,200
Other intangible assets, net	1,558,350	1,688,352
Other assets	772,840	892,280
Total assets	$47,674,294	$49,495,718

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$408,384	$77,796
Current portion of long-term debt	1,338,619	2,867,720
Accounts payable	4,468,172	2,801,568
Accrued compensation and related expenses	1,601,240	1,782,793
Accrued interest payable	739,577	699,025
Other accrued liabilities	2,504,555	1,765,523
Deferred revenues	728,689	496,443
Total current liabilities	11,789,236	10,490,868
Long-term liabilities:
Notes payable	-	13,817
Long-term debt	794,594	29,933
Convertible debt	20,506,507	19,344,136
Warrants related to convertible debt	2,249,033	938,623
Total liabilities	35,339,370	30,817,377

Stockholders’ equity:
Common stock, $.01 par value, 35,000,000 shares authorized; 3,117,755 and 2,843,749 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	31,177	28,437
Additional paid-in capital	143,812,632	143,106,355
Accumulated deficit	(131,618,398)	(124,564,120)
Accumulated other comprehensive income	109,513	107,669
Total stockholders’ equity	12,334,924	18,678,341
Total liabilities and stockholders’ equity	$47,674,294	$49,495,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,
	2011		2010

Revenues:
Product sales		$6,386,104		$5,465,897
Services		2,019,452		2,545,140
		8,405,556		8,011,037

Cost of revenues:
Product cost of revenues		3,040,471		2,597,821
Services cost of revenues		1,261,872		1,487,448
		4,302,343		4,085,269

Gross profit		4,103,213		3,925,768

Operating expenses:
Selling and marketing		3,167,965		2,888,362
General and administrative		2,719,818		1,866,451
Engineering and product development		443,327		279,811
		6,331,110		5,034,624

Loss from operations		(2,227,897)		(1,108,856)

Other income (expense):
Interest expense, net		(891,080)		(885,001)
Change in fair value of warrants		(1,026,888)		833,425

Net loss	$	(4,145,865)	$	(1,160,432)

Basic and diluted net loss per share		$(1.44)		$(0.45)

Shares used in computing basic and diluted net loss per share		2,878,963		2,555,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Six Months Ended June 30,
	2011		2010

Revenues:
Product sales		$12,762,465		$9,919,587
Services		3,865,813		4,778,378
		16,628,278		14,697,965

Cost of revenues:
Product cost of revenues		6,098,861		4,797,431
Services cost of revenues		2,595,846		2,882,175
		8,694,707		7,679,606

Gross profit		7,933,571		7,018,359

Operating expenses:
Selling and marketing		6,466,477		6,020,296
General and administrative		4,533,153		3,818,390
Engineering and product development		899,652		619,088
		11,899,282		10,457,774

Loss from operations		(3,965,711)		(3,439,415)

Other income (expense):
Interest expense, net		(1,778,157)		(1,538,844)
Change in fair value of warrants		(1,310,410)		(97,956)

Net loss	$	(7,054,278)	$	(5,076,215)

Basic and diluted net loss per share		$(2.47)		$(2.12)

Shares used in computing basic and diluted net loss per share		2,859,345		2,397,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, JANUARY 1, 2011	2,843,749	$28,437	$143,106,355	$(124,564,120)	$107,669	$18,678,341
Issuance of warrants related to debt financing	-	-	433,870	-	-	433,870
Stock issued to consultants for services	8,000	80	42,893	-	-	42,973
Share-based compensation related to restricted stock	210,000	2,100	75,943	-	-	78,043
Change in cumulative translation adjustments	-	-	-	-	1,844	1,844
Share-based compensation expense related to employee options	-	-	15,619	-	-	15,619
Stock issued to employees	55,840	558	136,918	-	-	137,476
Options exercised	166	2	1,034	-	-	1,036
Net loss for the six months ended June 30, 2011	-	-	-	(7,054,278)	-	(7,054,278)
BALANCE, JUNE 30, 2011	3,117,755	$31,177	$143,812,632	$(131,618,398)	$109,513	$12,334,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011		2010
Cash Flows From Operating Activities:
Net loss	$	(7,054,278)	$	(5,076,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,908,650		2,258,494
Stock options issued to consultants for services		46,000		83,284
Stock-based compensation expense related to employee options and restricted stock		139,563		293,232
Provision for bad debts		-		53,205
Loss on disposal of assets		938		-
Change in estimated fair value of warrant liability		1,310,410		97,956
Changes in operating assets and liabilities:
Accounts receivable		398,756		795,373
Inventories		(1,389,518)		425,575
Prepaid expenses and other assets		670,529		344,172
Accounts payable		1,649,732		(361,963)
Accrued compensation and related expenses		(190,853)		(257,769)
Other accrued liabilities		736,874		6,395
Interest accrued on convertible debt		1,061,866		911,104
Deferred revenues		232,246		27,283
Net cash used in operating activities		(479,085)		(399,874)

Cash Flows From Investing Activities:
Purchases of property and equipment		(56,667)		(79,848)
Lasers placed into service, net		261,930		(926,749)
Acquisition costs, net of cash received		-		(96,514)
Net cash provided by (used in) investing activities		205,263		(1,103,111)

Cash Flows From Financing Activities:
Registration costs		-		(752,875)
Payments on notes payable		(102,881)		(205,707)
Proceeds from issuance of common stock, net		88,548		3,204,000
Proceeds from term debt		-		2,500,000
Repayments on line of credit		(592,800)		(1,797,114)
Proceeds from option exercise		1,036		-
Cash released from restriction		-		39,000
Net cash(used in) provided by financing activities		(606,097)		2,987,304
Effect of exchange rate changes on cash		6,599		65,533
Net (decrease) increase in cash and cash equivalents		(873,320)		1,549,852

Cash and cash equivalents, beginning of period		3,523,948		2,116,788

Cash and cash equivalents, end of period		$2,650,628		$3,666,640

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

Based upon this strategic focus, effective January 1, 2010, management updated the segments that the Company now operates. There are now four distinct business units or segments (as described in Note 13, Business Segments and Geographic Data): three in Dermatology – Physician Domestic, Physician International, and Other Channels; and one in Surgical – Surgical Products. The segments are distinguished by the Company’s management structure and the markets or customers served.

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

Liquidity
As of June 30, 2011, the Company had an accumulated deficit of $131,618,398 and has incurred losses since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of June 30, 2011 were $2,650,628. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit. Based on its resources available at June 30, 2011, coupled with the substantial reduction in the use of cash in the last year, the Company believes that it can fund operations through and beyond the third quarter of 2012. However, given the uncertainty in the general economic conditions and its impact on the Company’s industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern beyond the third quarter of 2012.

The Company paid interest due on March 1, 2011 with additional convertible notes amounting to $1,021,314 ($146,321 for the Series B-1 interest at 10% and $874,993 for the Series B-2 interest at 10%). As of June 30, 2011, the Convertible Debt was $21,447,590. See Note10, Convertible Debt, for more information.

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan with the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, the Company will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company has issued to Clutterbuck Funds a second warrant on terms similar to the first warrant that was issued on March 19, 2010, except that it is for the purchase of 109,650 shares of the Company’s common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of the Company’s convertible notes will remain in place.  See Note 9, Long-Term Debt, and Note 11, Warrants for additional discussion.

On May 28, 2011, the Company entered into a Repurchase Right Agreement (the “Repurchase Agreement”), dated as of May 27, 2011, with the Investor. Pursuant to the terms of the Repurchase Agreement, the Company has the right (the “Repurchase Right”) to repurchase securities held by the Investor and its former director appointee to the board of directors of the Company, on the terms and conditions set forth in the Repurchase Agreement. Pursuant to the terms of the Repurchase Agreement, the Company has the right to repurchase all (but not less than all) of the Repurchase Securities (as defined below), in connection with the completion of a “Repurchase Transaction” (as defined below), for an amount initially equal to $19,500,000, and which amount increases by $250,000 on each of October 16, 2011, November 16, 2011, December 16, 2011, and January 16, 2012; i.e., on October 16, 2011, the Repurchase Price becomes $19,750,000, on November 16, 2011, the Repurchase Price becomes $20,000,000, on December 16, 2011, the Repurchase Price becomes $20,250,000, and on January 16, 2012, the Repurchase Price shall become $20,500,000.

For purposes of the Repurchase Agreement, a “Repurchase Transaction” means a transaction which occurs on, or follows by not more than three (3) business days, the date upon which the Repurchase Right is effectuated (the “Repurchase Right Exercise Date”), and (x) is a financing, refinancing or similar transaction entered into by the Company or an affiliate of the Company which results in neither (i) a Change of Control (as such term is defined in that certain Securities Purchase Agreement, dated as of August 4, 2008, as amended from time to time (the “Securities Purchase Agreement”), by and between the Company and Perseus) nor (ii) any consideration being paid to the holders of Company Common Stock in respect of their shares, or (y) results in a Change of Control in which the Company is the surviving entity and no consideration is paid to the holders of Company common stock in respect of their shares, except that such holders may receive, in connection with any such Repurchase Transaction, cash consideration in lieu of fractional shares, or warrants or rights to acquire Company common stock for a per share exercise price that is greater than the Market Price (as such term is defined in the Securities Purchase Agreement) as of the date of this Repurchase Agreement.  Further information on the Repurchase Agreement can be obtained from our Current Report filed on Form 8-K on June 3, 2011 and in Note 10, Convertible Debt.

For purposes of the Repurchase Agreement, the “Repurchase Securities” include: (i) secured convertible promissory notes having an aggregate principal amount of $21,447,590 as of the date of the Repurchase Agreement, together with interest thereon payable as specified therein, which notes are convertible into shares of PhotoMedex common stock, par value $0.01 per share; (ii) a warrant to purchase 301,288 shares of PhotoMedex common stock; (iii) an option, held by a former director appointee of the Investor to the PhotoMedex board of directors, to purchase 625 shares of PhotoMedex common stock; and (iv) certain rights, held by former director appointees of the Investor to the PhotoMedex board of directors, to receive shares of PhotoMedex common stock in lieu of cash as consideration for service on the PhotoMedex board of directors.

On July 4, 2011, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Radiancy, Inc., a privately held Delaware corporation ("Radiancy") and PHMD Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of PhotoMedex. Pursuant to the Agreement and subject to customary closing conditions, Merger Sub will merge with and into Radiancy, and Radiancy will become a wholly-owned subsidiary of PhotoMedex. Under the terms of the Agreement, the Company will issue approximately 14.5 million shares of common stock to Radiancy shareholders upon the consummation of the merger transactions contemplated by the Agreement. The transaction will be accounted for as a reverse acquisition. In addition, pursuant to the terms of the Agreement, Radiancy will contribute cash, which will be used in part to fully exercise PhotoMedex' option to repurchase all warrants and secured convertible promissory notes which are held by the Investor and which have an aggregate principal and accrued interest amount at June 30, 2011 of $22.4 million, but depending on the time of payment, may be repurchased at a discount to the aggregate amount of principal and accrued interest. The Agreement is subject to approval by PhotoMedex’s shareholders. If the Agreement is not approved by the shareholders, PhotoMedex will be subject to pay termination fees to Radiancy, which could have a significant impact on the Company’s future liquidity. See Note 16, Subsequent Events and Note 10, Convertible Debt for further discussion of the Agreement.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year or any future period. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company’s recurring fair value measurements at June 30, 2011 and December 31, 2010 are as follows:

	Fair Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$2,249,033	$-	$-	$2,249,033

	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$938,623	$-	$-	$938,623

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

Revenue Recognition
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells the laser through a distributor or directly to a physician or (ii) places the laser in a physician’s office (at no charge to the physician) and charges the physician a fee for an agreed upon number of treatments. In some cases, the Company and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period. When the Company sells an XTRAC laser to a distributor or directly to a foreign or domestic physician, revenue is recognized when the following four criteria (the “Criteria”) have been met: (i) the product has been shipped and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable. At times, units are shipped, but revenue is not recognized until all of the Criteria have been met, and until that time, the unit is carried on the books of the Company as inventory.

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

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the reporting period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of June 30, 2011 and 2010, the Company deferred $552,855 and $405,724 respectively, under this approach.

The Company generates revenues from its Skin Care business primarily through product sales for skin health, hair care and wound care. The Company recognizes revenues on its products and copper peptide compound when they are shipped, net of returns and allowances. The Company ships the products FOB shipping point.

The Company generates revenues from its Photo Therapeutics business primarily from product sales of LEDs and skincare products. Previously, it had also generated revenues through milestone payments and potential royalty payments from a licensing agreement that has now been discontinued. The Company recognizes revenues from the product sales, including sales to distributors and other customers, when the Criteria have been met. The Company recognized the milestone payments when the milestones had been achieved and potential royalty revenues as they were earned from the licensee.

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

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2011, no such impairment exists. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2011, there were no assets to be disposed of.

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2011, no such write-down was required. See Impairment of Long-Lived Assets and Intangibles, above.

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2011 no such write-down was required. See Impairment of Long-Lived Assets and Intangibles, above.

Goodwill
Goodwill was recorded in connection with the acquisition of Photo Therapeutics in February 2009, the acquisition of ProCyte in March 2005 and the acquisition of Acculase in August 2000.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Management evaluates the recoverability of such goodwill by testing for impairment, at least annually. The first step of the impairment test requires that the Company assess the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed assessment. The second step in an assessment which involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There has been no impairment of goodwill recorded through June 30, 2011.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2011 is summarized as follows:

Six Months Ended June 30, 2011 (unaudited)
Accrual at beginning of period	$1,001,236
Additions charged to warranty expense	254,235
Expiring warranties	(52,843)
Claims satisfied	(206,773)
Accrual at end of period	$995,855

Net Loss Per Share
The Company computes net loss per share by dividing net loss available to common stockholders by the weighted average of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

In these condensed consolidated financial statements, diluted net loss per share from continuing operations is the same as basic net loss per share. Given the Company’s net loss for each period presented, no additional shares for the potential dilution from the conversion of the Convertible Notes, or from exercise of warrants related to the Convertible Notes or from other warrants or from the exercise of options into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 708,519 and 678,256 as of June 30, 2011 and 2010, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive. Additionally, 227,484 shares of unvested restricted stock as of June 30, 2011 were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

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

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Net loss	$(4,145,865)	$(1,160,432)	$(7,054,278)	$(5,076,215)
Change in cumulative translation adjustment	139	90,579	1,844	65,220
Comprehensive loss	$(4,145,726)	$(1,069,853)	$(7,052,434)	$(5,010,995)

Supplemental Cash Flow Information
During the six months ended June 30, 2011, the Company paid interest payable on the convertible notes with an issuance of additional convertible debt amounting to $1,021,314. The Company also issued warrants related to the Term Note held by Clutterbuck Funds which are valued at $433,870, and which offset the carrying value of the Term Note. The Company financed certain insurance policies during the period through notes payable for $410,317.

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

For the six months ended June 30, 2011 and 2010, the Company paid interest in cash of $182,710 and $240,787, respectively. Income taxes paid in the six months ended June 30, 2011 and 2010 were immaterial.

Accounting Standards Update
ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

Note 2
Inventories:

Set forth below is a detailed listing of inventories:

	June 30, 2011	December 31, 2010
	(unaudited)
Raw materials and work in progress	$4,869,019	$4,114,505
Finished goods	2,682,578	2,026,674
Total inventories	$7,551,597	$6,141,179

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of June 30, 2011 and December 31, 2010, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,092,319 and $1,734,161, respectively.

Note 3
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	June 30, 2011	December 31, 2010
	(unaudited)
Lasers in service	$12,167,559	$14,061,390
Computer hardware and software	373,403	376,393
Furniture and fixtures	780,356	744,991
Machinery and equipment	719,304	835,780
Leasehold improvements	339,423	339,423
	14,380,045	16,357,977
Accumulated depreciation and amortization	(8,982,295)	(9,439,033)
Property and equipment, net	$5,397,750	$6,918,944

Depreciation and related amortization expense was $1,317,213 and $1,577,433 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011 and December 31, 2010, net property and equipment included $37,538 and $47,776, respectively, of assets recorded under capitalized lease arrangements, of which $39,891 and $49,225 was included in long-term debt at June 30, 2011 and December 31, 2010, respectively. See Note 9, Long-Term Debt.

Note 4
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	June 30, 2011	December 31, 2010
	(unaudited)
Patents, owned and licensed, at gross costs of $8,033,409, net of accumulated amortization of $2,195,486 and $1,816,979, respectively.	$5,837,923	$6,216,430
Other licensed or developed technologies, at gross costs of $2,337,326, net of accumulated amortization of $1,823,156 and $1,740,228, respectively.	514,170	597,098
	$6,352,093	$6,813,528

Related amortization expense was $461,435 and $478,790 for the six months ended June 30, 2011 and 2010, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in Other Licensed and Developed Technologies, among other things, is $200,000 for the cost of developed technologies acquired from ProCyte.

On March 31, 2006, the Mount Sinai School of Medicine of New York University (“Mount Sinai”) granted the Company an exclusive license, effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $50,625 and $55,954, net at June 30, 2011 and December 31, 2010, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo. This technology is for the laser treatment of vitiligo and is included in Other Licensed and Developed Technologies.

Note 5
Goodwill and Other Intangible Assets:

As discussed in Note 13, Business Segments and Geographic Data, the Company reorganized its business into four operating units which resulted in a change in reportable segments effective January 1, 2010. Goodwill has been reallocated among the new reportable segments and consisted of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Physician Domestic segment	$12,793,455	$12,793,455
Physician International segment	4,037,934	4,037,934
Other Channels segment	2,737,811	2,737,811
Total goodwill	$19,569,200	$19,569,200

The Company has no accumulated impairment losses as of June 30, 2011 and 2010.

Set forth below is a detailed listing of other intangible assets, which were acquired from Photo Therapeutics and ProCyte and were recorded at their appraised fair market values at the date of their respective acquisitions:

	June 30, 2011	December 31, 2010
	(unaudited)
Customer Relationships, at gross cost of $2,200,000, net of accumulated amortization of $1,816,667 and $1,791,667, respectively.	$383,333	$408,333
Tradename, at gross cost of $2,100,000, net of accumulated amortization of $924,983 and $819,981, respectively.	1,175,017	1,280,019
	$1,558,350	$1,688,352

Related amortization expense was $130,002 and $202,271 for the six months ended June 30, 2011 and 2010, respectively. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte products (e.g. “Neova”). It also includes the various trademarks associated with Photo Therapeutics products (e.g. “Omnilux” and “Lumiere”).

Note 6
Accrued Compensation and Related Expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	June 30, 2011	December 31, 2010
	(unaudited)
Accrued payroll and related taxes	$383,266	$392,994
Accrued vacation	273,124	146,495
Accrued commissions and bonus	872,759	1,021,798
Accrued severance	72,091	221,506
Total accrued compensation and related expense	$1,601,240	$1,782,793

Note 7
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	June 30, 2011	December 31, 2010
	(unaudited)
Accrued professional and consulting fees	$880,439	$203,445
Accrued warranty	995,855	1,001,236
Accrued excise taxes and other expenses	459,090	391,671
Accrued sales returns – CVS/pharmacy	169,171	169,171
Total other accrued liabilities	$2,504,555	$1,765,523

CVS/pharmacy informed the Company that it intended to return, and be refunded for, its entire unsold inventory of products that it purchased from Photo Therapeutics, Ltd. (“PTL”) in 2008. The revenues from the original sales were included in deferred revenues in previous quarters and were not recognized into revenue by the Company. Most of the unsold inventory was returned to the Company in 2010, but is in unsalable condition.

Note 8
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	June 30, 2011	December 31, 2010
	(unaudited)
Note payable – unsecured creditor, interest at 3.78%, payable in monthly principal and interest installments of $45,278 through January 2011.	$-	$45,136
Note payable – unsecured creditor, interest at 4.59%, payable in monthly principal and interest installments of $26,879 through April 2012.	$263,219	$-
Note payable – unsecured creditor, interest at 3.84%, payable in monthly principal and interest installments of $16,607 through January 2012.	$114,774	$-

Note Payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	30,391	46,477

	408,384	91,613
Less: current maturities	(408,384)	(77,796)
Notes payable, net of current maturities	$-	$13,817

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	June 30, 2011	December 31, 2010
	(unaudited)
Term note, net of unamortized debt discount of $592,738 and $427,433, respectively	$1,907,262	$2,072,567
Total borrowings on term note credit facility, net of unamortized debt discount of $483 and $3,482, respectively	186,060	775,861
Capital lease obligations	39,891	49,225
Sub-Total	2,133,213	2,897,653
Less: current portion	(1,338,619)	(2,867,720)
Total long-term debt	$794,594	$29,933

Term Note
On March 19, 2010, the Company entered a Term Loan and Security Agreement with Clutterbuck Funds. The Company received net proceeds of $2,373,000 in the transaction. The secured term note issued in connection therewith (the “Term Note”) has a principal amount of $2.5 million, which accrues interest at a rate of 12% per annum. The Term Note requires the Company to make monthly payments of interest only. The principal matures in 18 months and may be prepaid without penalty at any time. The note is secured by XTRAC lasers that the Company has consigned to physician customers and that are not otherwise pledged to CIT Healthcare LLC and Life Sciences Capital LLC pursuant to the outstanding term notes with such lenders.

In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of its equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant. As a result of the public offering on May 7, 2010, the number of shares which may be purchased under the warrant increased to 125,000 shares, and the exercise price per share of common stock of the warrant was reduced, in accordance with the one-time adjustment, to $6.00 per share. The warrants were treated as a discount to the debt and were being accreted under the effective interest method over the repayment term of 18 months. As of March 31, 2011, however, the remaining unamortized warrant balance was $293,321; the balance was re-set to be accreted under the effective interest method over the remaining amended repayment period of 21 months.

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan to the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011 its current maturity date is December 1, 2012. Starting in August 2011, the Company will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company issued to Clutterbuck Funds a second warrant on terms similar to the first warrant that was issued on March 19, 2010, except that it is for the purchase of 109,650 shares of the Company’s common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of the Company’s convertible notes remain in place. The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 21 months.

The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and since they are indexed to the Company’s common stock. The Company computed the value of the warrants – the first issued in March 2010 and the second issued in March 2011 – using the Black-Scholes method. The key assumptions used to value the warrants are as follows:

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

In connection with the amendment to the CIT credit facility, the Company issued warrants to purchase an additional 4,589 shares to CIT Healthcare in September 2008. The warrants are treated as a discount to the debt and are accreted under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and there is no down-round price protection provision. The Company computed the value of the warrants using the Black-Scholes method.

Capital Leases
The obligation under capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 3, Property and Equipment).

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

Year Ended December 31,
Last six months of 2011	$842,778
Year Ended December 31,2012	2,149,416
Year Ended December 31,2013	8,192
Total minimum payments	3,000,386

Less: interest	(273,952)
Less: unamortized warrant discount	(593,221)

Present value of total minimum obligations	$2,133,213

Note 10
Convertible Debt:

In the following table is a summary of the Company’s convertible debt held by the “Investor”.

	June 30, 2011	December 31, 2010
	(unaudited)
Total borrowings on credit facility	$20,506,507	$19,344,136
Less: current portion	-	-
Total long-term debt	$20,506,507	$19,344,136

The borrowings reflect interest which was earned through March 1, 2011 and which was satisfied in the form of additional convertible notes.

On February 27, 2009, the Investor lent to the Company through a single convertible debt investment $18 million, of which the Company used $13 million to acquire Photo Therapeutics and $5 million for working capital. At the closing of the convertible debt financing, the Company: (i) issued to the Investor (A) a convertible note in the principal amount of $18 million (the “Original Convertible Note”), and (B) a warrant to purchase 174,367 shares of the Company’s common stock; and (ii) paid a transaction fee of $210,000 in cash. The conversion price of the Original Convertible Note and the exercise price of the warrant were each $30.96 per share.

The Original Convertible Note was due on February 27, 2014 with interest payments semi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes, which have the same interest rate, conversion price per share and maturity date as the Original Convertible Note. The effective interest rate on the Original Convertible Note was 11.64%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months. The Convertible Notes, as well as the warrant to purchase common stock of the Company, contain down-round provisions such that the number of underlying shares, and the corresponding price per share, change if the Company issues stock below the stated conversion and exercise price of the notes and warrant.

In order to consummate the bridge financing with a term note (see Note 9, Term Note), it was necessary to secure the consent of the Investor. As of March 19, 2010, the outstanding principal and accrued interest under the Convertible Notes was $19,546,676. In order to obtain the Investor’s consent, the Company agreed to the following modifications to the Convertible Notes:

•
The Company combined the aggregate outstanding obligations under the Convertible Notes into two convertible notes: Series B-1 and Series B-2. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below. The interest accruing under each note can be paid in the form of additional convertible notes, and in fact the interest earned and payable on September 1, 2010 and on March 1, 2011 was paid in the form of additional convertible notes;

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

As of June 30, 2011, the total amount due under the convertible notes outstanding was $21,447,590. Interest accrued on the outstanding notes but not yet reduced to convertible notes amounted to $739,577. The Series B-1 and Series B-2 notes, and the additional convertible notes issued to pay interest on the Series notes, are convertible into an aggregate of 1,298,133 shares of the Company's common stock. The Series B-2 note and its related additional convertible notes have a conversion price of $17.92306 as of June 30, 2011.

On May 28, 2011, the Company entered into the Repurchase Agreement, dated as of May 27, 2011, with the Investor. Pursuant to the terms of the Repurchase Agreement, the Company has the Repurchase Right to repurchase securities held by the Investor and its former director appointee to the board of directors of the Company, on the terms and conditions set forth in the Repurchase Agreement. Pursuant to the terms of the Repurchase Agreement, the Company has the right to repurchase all (but not less than all) of the Repurchase Securities, in connection with the completion of a Repurchase Transaction, for an amount initially equal to $19,500,000, and which amount increases by $250,000 on each of October 16, 2011, November 16, 2011, December 16, 2011, and January 16, 2012; i.e., on October 16, 2011, the Repurchase Price becomes $19,750,000, on November 16, 2011, the Repurchase Price becomes $20,000,000, on December 16, 2011, the Repurchase Price becomes $20,250,000, and on January 16, 2012, the Repurchase Price becomes $20,500,000.

The Company may exercise the Repurchase Right to repurchase the Repurchase Securities only in connection with, and up to three business days prior to or simultaneously with, the completion of a Repurchase Transaction. The Repurchase Right shall terminate on the earliest of: (i) except with respect to a Repurchase Transaction described in clause (y) of the definition thereof, (A) the Company’s entering into a definitive agreement providing for a Change of Control or (B) any offer or proposal by a third party to enter into or consummate a transaction which would result in a Change of Control, which proposal is publicly recommended by the Board; (ii) the completion of a Repurchase Transaction unless the Repurchase Right has previously been or is simultaneously exercised and completed; or (iii) January 31, 2012 (the date on which the earliest of such events occurs.)

Note 11
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

The warrants issued to the Investor, in conjunction with the original $18 million convertible note (see Note 10, Convertible Debt), contain a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. The warrant contains a net settlement provision, and because it is not indexed to the Company’s stock, it is accounted for as a liability.

The Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of June 30, 2011, and recorded other expense of $1,026,888 resulting from the increase of the liability associated with the fair value of the warrants for the three month period and recorded other expense of $1,310,410 resulting from the increase of the liability associated with the fair value of the warrants for the six months ended June 30, 2011, respectively. The Company measured the fair value of these warrants as of June 30, 2010, and recorded other income of $833,425 resulting from the decrease of the liability associated with the fair value of the warrants for the three month period and recorded other expense of $97,956 resulting from the increase of the liability associated with the fair value of the warrants for the six months ended June 30, 2010, respectively. The Company has accounted for the Investor’s warrants as a liability due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
	(unaudited)		(unaudited)
Number of shares underlying warrants	301,288	293,610	293,610
Exercise price	$17.92	$18.39	$18.39
Fair value of warrants	$2,249,033	$938,623	$839,481
Volatility	85.49%	83.04%	82.96%
Risk-free interest rate	1.76%	2.71%	2.42%
Expected dividend yield	0%	0%	0%
Expected warrant life	5.67 years	6.17 years	6.67 years

The Company’s recurring fair value measurements at June 30, 2011 related only to the warrants issued to the Investor, and had a fair value of $2,249,033. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain both down-round provisions and net settlement provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the six months for all financial liabilities categorized as Level 3 as of June 30, 2011 and December 31, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of December 31, 2009	$741,525
Increase in fair value of warrants	197,098
Balance as of December 31, 2010	938,623
Increase in fair value of warrants	1,310,410
Balance as of June 30, 2011	$2,249,033

Note 12
(c) Employee Stock Benefit Plans

The Company has two active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options, as well as restricted and unrestricted shares of stock, to employees, directors and third-party service-providers. Under the 2005 Equity Compensation Plan, a maximum of 650,000 shares of the Company’s common stock have been reserved for issuance. At June 30, 2011, 233,582 shares were available for future grants under this plan. Under the Outside Director Plan 29,913 shares were available for issuance as of June 30, 2011. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2011	70,661	$28.70
Granted	-	-
Exercised	(166)	6.24
Cancelled	(2,626)	138.20
Outstanding, June 30, 2011	67,869	$22.96
Options exercisable at June 30, 2011	49,218	$31.27

At June 30, 2011, there was $1,952,650 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 7.68 years. The intrinsic value of options outstanding and exercisable at June 30, 2011 was not significant.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Assumptions for Option Grants	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(unaudited)	(unaudited)
Risk-free interest rate	3.21%	3.67%
Volatility	83.62%	84.31%
Expected dividend yield	0%	0%
Expected life	8.1 years	8.1 years
Estimated forfeiture rate	17%	17%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the periods ended June 30, 2010, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

On January 3, 2011, the Company awarded 8,000 shares of restricted stock to its board directors. These restricted shares will vest over a one-year period. In addition, on January 28, 2011, the Company awarded 8,000 shares of stock to members of its Scientific Advisory Board for services performed. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award.

On March 30, 2011, the Company awarded 200,000 shares of restricted stock to two of its senior executives. These restricted shares have a purchase price of $0.01 per share and the shares will vest, and no longer be subject to the Company’s right of repurchase, over a 10-year period. The awards had provisions such that the vesting of the awards would accelerate upon a change of control and that would oblige the Company, in accordance with the executives’ employment agreements, to pay the executives a tax gross-up on excise taxes that may be triggered by the accelerated vesting. On July 4, 2011, these restricted stock awards were amended to remove the accelerated vesting upon a change in control and corresponding tax gross-up provisions, and to recast the vesting period for unvested shares over a three-year period from the closing date of the merger, with a notable exception: each executive could elect to vest that number of shares that could be vested without causing excise taxes under Sec. 4999 of the Code to be imposed on the executive. The amended grant of July 4 would take effect, and thus supersede the March 30 grant, if and only if the merger should be effected. If the merger should not be effected, then the March 30 grant would continue in force. On August 11, 2011, the executives and the Company amended the terms of the July 4 grant to clarify one particular: that the executives, if they elect to vest a portion of the shares at the closing of the merger, are not obliged to vest the maximum number of shares that will not cause excise taxes to be imposed, but they have liberty to vest a lesser number, and therefore may recognize a lesser amount of income.

In April 4, 2011 and June 2, 2011, the Company awarded 39,000 shares of restricted stock to various employees of the Company. These restricted shares have a purchase price of $0.01 per share and the shares will vest, and no longer be subject to the Company’s right of repurchase, over a five-year period. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award.

On May 17, 2011 and June 30, 2011, the Company awarded 5,432 and 3,408 shares of common stock, respectively, for payment of board fees earned for the first and second quarters of 2011. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award.

The Company’s board of directors has approved, subject to stockholder approval, amendments to the 2005 Equity Compensation Plan and Outside Director Plan, in connection with the merger transaction described in Note 16, Subsequent Event. The amendments increase the number of shares of the Company’s common stock reserved for issuance under the plans to 3,000,000 shares and 120,000 shares, respectively, and make certain other changes to the plans.

Compensation expense for the three months ended June 30, 2011 included $41,929 from stock and stock options grants and $59,234 from restricted stock awards. Compensation expense for the three months ended June 30, 2010 included $103,278 from stock options grants and $54,082 from restricted stock awards.

Compensation expense for the six months ended June 30, 2011 included $61,520 from stock and stock options grants and $78,043 from restricted stock awards. Compensation expense for the six months ended June 30, 2010 included $185,069 from stock options grants and $108,163 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock granted to consultants, an additional selling, general and administrative expense in the amount of $0 and $46,000 was recognized during the three and six months ended June 30, 2011, respectively. For stock options granted to consultants an additional selling, general and administrative expense in the amount of $9,519 and $83,284 was recognized during the three and six months ended June 30, 2010, respectively.

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

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill of $12,793,455, $4,037,934 and $2,737,811 has been allocated to the Physician Domestic, Physician International and Other Channels segments, respectively, based upon the fair value of the reporting segments as of June 30, 2011 and December 31, 2010. (See Note 5, Goodwill and Other Intangible Assets).

The Company revised its results of operations for its business segments for the three and six months ended June 30, 2010 to reflect a reclass between the Physician International and Surgical Products costs of revenues. The correction had no effect on the Company’s previously reported net loss, consolidated balance sheet, or net cash flows, and is not considered material to any previously reported consolidated financial statements.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended June 30, 2011 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$5,299,252	$1,714,515	$646,486	$745,303	$8,405,556
Costs of revenues	2,434,866	1,088,339	342,796	436,342	4,302,343
Gross profit	2,864,386	626,176	303,690	308,961	4,103,213
Gross profit %	54.1%	36.5%	47.0%	41.5%	48.8%

Allocated operating expenses:
Selling, general and administrative	2,871,910	118,954	225,727	16,399	3,232,990
Engineering and product development	227,563	116,446	45,278	54,040	443,327

Unallocated operating expenses	-	-	-	-	2,654,793
	3,099,473	235,400	271,005	70,439	6,331,110
Income (loss) from operations	(235,087)	390,776	32,685	238,522	(2,227,897)

Interest expense, net	-	-	-	-	(891,080)
Change in fair value of warrant	-	-	-	-	(1,026,888)

Net (loss) income	$(235,087)	$390,776	$32,685	$238,522	$(4,145,865)

Three Months Ended June 30, 2010 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$5,369,224	$1,196,694	$638,096	$807,023	$8,011,037
Costs of revenues	2,520,401	814,923	378,365	371,580	4,085,269
Gross profit	2,843,823	381,771	259,731	435,443	3,925,768
Gross profit %	53.1%	31.9%	40.7%	54.0%	49.0%

Allocated operating expenses:
Selling, general and administrative	2,590,864	263,888	143,124	32,924	3,030,800
Engineering and product development	107,933	68,185	72,458	31,235	279,811

Unallocated operating expenses	-	-	-	-	1,724,013
	2,698,797	332,073	215,582	64,159	5,034,624
Income (loss) from operations	150,026	49,698	44,149	371,284	(1,108,856)

Interest expense, net	-	-	-	-	(885,001)
Change in fair value of warrants	-	-	-	-	833,425

Net (loss) income	$150,026	$49,698	$44,149	$371,284	$(1,160,432)

Six Months Ended June 30, 2011 (unaudited)

	PHYSICIANDOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$10,287,968	$3,548,357	$1,265,723	$1,526,230	$16,628,278
Costs of revenues	4,912,549	2,204,917	666,649	910,592	8,694,707
Gross profit	5,375,419	1,343,440	599,074	615,638	7,933,571
Gross profit %	52.2%	37.9%	47.3%	40.3%	47.7%

Allocated operating expenses:
Selling, general and administrative	5,816,165	262,500	456,779	49,101	6,584,545
Engineering and product development	450,217	238,699	90,508	120,228	899,652

Unallocated operating expenses	-	-	-	-	4,415,085
	6,266,382	501,199	547,287	169,329	11,899,282
Income (loss) from operations	(890,963)	842,241	51,787	446,309	(3,965,711)

Interest expense, net	-	-	-	-	(1,778,157)
Change in fair value of warrant	-	-	-	-	(1,310,410)

Net (loss) income	$(890,963)	$842,241	$51,787	$446,309	$(7,054,278)

Six Months Ended June 30, 2010 (unaudited)

	PHYSICIANDOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$9,244,211	$2,426,775	$1,418,887	$1,608,092	$14,697,965
Costs of revenues	4,502,840	1,507,636	793,231	875,899	7,679,606
Gross profit	4,741,371	919,139	625,656	732,193	7,018,359
Gross profit %	51.3%	37.9%	44.1%	45.5%	47.8%

Allocated operating expenses:
Selling, general and administrative	5,378,171	538,290	329,080	71,110	6,316,651
Engineering and product development	222,937	163,378	168,521	64,251	619,087

Unallocated operating expenses	-	-	-	-	3,522,036
	5,601,108	701,668	497,601	135,361	10,457,774
Income (loss) from operations	(859,737)	217,471	128,055	596,832	(3,439,415)

Interest expense, net	-	-	-	-	(1,538,844)
Change in fair value of warrants	-	-	-	-	(97,956)

Net (loss) income	$(859,737)	$217,471	$128,055	$596,832	$(5,076,215)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets:
Total assets for reportable segments	$43,851,271	$44,986,796
Other unallocated assets	3,823,023	4,508,922
Consolidated total	$47,674,294	$49,495,718

For the three and six months ended June 30, 2011 and 2010 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended June 30, (unaudited)		Six Months Ended June30, (unaudited)
	2011	2010	2011	2010
Domestic	$6,485,271	$6,815,561	$12,637,784	$12,273,834
Foreign	1,920,285	1,195,476	3,990,494	2,424,131
	$8,405,556	$8,011,037	$16,628,278	$14,697,965

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 14
Significant Alliances/Agreements:

The Company continues its alliance with GlobalMed (Asia) Technologies Co., Inc. as well as with Mount Sinai as is described in its Annual Report on Form 10-K for the year ended December 31, 2010.

Note 15
Significant Customer Concentration:

For the three months ended June 30, 2011, revenues to the Company’s international master distributor (GlobalMed Technologies) were $1,375,093, or 16.4%, of total revenues for such period. For the six months ended June 30, 2011, revenues to the Company’s international master distributor (GlobalMed Technologies) were $2,717,439, or 16.3%, of total revenues for such period. At June 30, 2011, the accounts receivable balance from GlobalMed Technologies was $516,405, or 17.9%, of total net accounts receivable. For the three months ended June 30, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $873,376, or 10.9%, of total revenues for such period. For the six months ended June 30, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $1,650,256, or 11.2%, of total revenues for such period. At June 30, 2010, the accounts receivable balance from GlobalMed Technologies was $526,395, or 16.7%, of total net accounts receivable.

Note 16
Subsequent Event:

On July 4, 2011, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Radiancy, Inc., a privately held Delaware corporation ("Radiancy") and PHMD Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of PhotoMedex. Pursuant to the Agreement and subject to customary closing conditions, Merger Sub will merge with and into Radiancy, and Radiancy will become a wholly-owned subsidiary of PhotoMedex. Under the terms of the Agreement, the Company will issue approximately 14.5 million shares of common stock to Radiancy shareholders upon the consummation of the merger transactions contemplated by the Agreement. The merger will be accounted for as a reverse acquisition. In addition, the Company will issue to its shareholders will issue to its shareholders of record warrants to purchase an aggregate of 941,667 shares of common stock of the Company (the “Warrants”), of which warrants to purchase 95,200 shares of common stock of the Company will instead be issued as options to Messrs. Dennis McGrath and Michael Stewart in connection with their employment agreements with the Company. The Warrants will have the terms set forth therein, including, without limitation, (i) a warrant exercise price of Twenty Dollars ($20.00) per share of common stock of the Company, (ii) an exercise period of three (3) years following the effective time of the merger, and (iii) notwithstanding the three-year exercise period, the right of the Company to notify the holders of Warrants of an earlier expiration of the Warrants at any time following such time as the common stock of the Company will have had a closing trading price in excess of Thirty Dollars ($30.00) per share for a period of twenty (20) consecutive trading days, provided that such earlier expiration date shall not be earlier than that date which is twenty (20) business days following the delivery of such notification by the Company. In order to receive a distribution of warrants in connection with the merger transaction, a person must be a stockholder of record of the Company as of the record date for voting at a meeting of the Company stockholders to be convened for, among other things, approving the merger transaction. Those presently holding options and warrants will not receive a distribution by virtue of such holdings. Such holdings will be entitled to a distribution of warrants if and only if they have been exercised, and shares issued thereon, by the record date.

In addition, pursuant to the terms of the Agreement, Radiancy will contribute cash, which will be used in part to fully exercise PhotoMedex's option to repurchase all warrants and secured convertible promissory notes which are held by the Investor and which have an aggregate principal and accrued interest amount at June 30, 2011 of $22.4 million, but depending on the time of payment, may be repurchased at a discount to the aggregate amount of principal and accrued interest (see Note 10, Convertible Debt). Further information on this Repurchase Right can be obtained from our Current Report filed on Form 8-K on June 3, 2011.

The Agreement contains certain termination rights for both Radiancy and the Company and provides that, under certain circumstances, each of Radiancy and the Company, as the case may be, may be required to pay a termination fee. If either party terminates the Agreement because of a change in board recommendation or if such party’s board of directors has approved an acquisition proposal or a superior offer, then such terminating party is required to pay a termination fee of $3,000,000 to the other party. In addition, if there is a termination of the Agreement due to a failure to satisfy certain of the conditions to closing of the Merger, the party so failing to satisfy such condition is required to pay to the other party a termination fee equal to $1,500,000 plus reimbursement of the other party’s expenses. In addition, either party may terminate the Agreement if the Merger is not consummated by January 31, 2012.
.

The Company and each of Messrs. McGrath, the CEO, and Stewart, the COO, amended their respective Employment Agreements, and the Restricted Stock Agreement of March 30, 2011, and also entered into a separate and new Restricted Stock Agreement and Non-Qualified Option Agreement. These agreements will take effect on the closing date of the merger transaction. The Company also entered into an Amended and Restated Employment Agreement with Dr. Dolev Rafaeli, the CEO of Radiancy. This agreement will also take effect on the closing date of the merger transaction. Also in connection with the merger transaction, the 2005 Equity Compensation Plan and the Outside Director Plan have been amended, subject to stockholder approval, as described in Note 12, Employee Stock Benefit Plans.

The merger will be treated by the Company as a reverse merger under the acquisition method of accounting, as prescribed in Accounting Standards Codification 805, “Business Combinations,” for business combinations under GAAP. As the transaction will be a reverse acquisition, Radiancy will be deemed to have acquired the Company. The consideration transferred to the Company is determined based on the amount of equity that Radiancy would have had to issue to the Company’s shareholders in order to provide the same ratio of ownership. The assets and liabilities and results of operations of the Company will be consolidated into the results of operations of Radiancy as of the completion of the merger. Financial statements of the new Company issued after the merger will reflect only the operations of the Company’s business after the merger and will not be restated retroactively to reflect the historical financial position or results of operations of the Company.

Further information on the merger can be obtained from our Current Report filed on Form 8-K on July 8, 2011.

The proposed acquisition and investment are subject to customary closing conditions, including approval by the shareholders of Radiancy of the proposed acquisition and approval by the Company’s stockholders of the proposed acquisition. The proposed acquisition and is expected to close in the fourth quarter of 2011.

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

As part of our commercialization strategy in the United States, we generally offer the XTRAC laser system to targeted dermatologists at no initial capital cost to those dermatologists. Under this contractual arrangement, we maintain ownership of the laser and generally earn revenue each time a physician treats a patient with the equipment. We believe this arrangement will increase market penetration. We also may sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference and as a means of addressing under-performing accounts while still preserving a vendor-customer relationship. We believe that we are thus able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure model. We have also initiated marketing campaigns and channels directed to people suffering from psoriasis to make them aware of the relief from the condition that is available from treatment by the XTRAC laser system. Among those channels are one through Facebook and another through Twitter.

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

Our Photo Therapeutics Ltd. ("PTL") products are non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. We have incorporated our PTL technology offering into professional products comprising the Omnilux™ systems for the medical market. Our PTL business has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, our Omnilux technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates nearly no heat, a patient feels no pain or discomfort, resulting in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today. Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures, as well as other non-medical markets around the world.

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

Surgical Products

Our Surgical Products segment generates revenues by selling laser products and disposables to hospitals and surgery centers both within and outside of the United States. Our sales outside the United States are primarily through distributors. Also included in this segment are various non-laser surgical products (e.g. the ClearEss® II suction-irrigation system). We believe that sales of surgical laser systems and the related disposable base will tend to erode as hospitals continue to seek outsourcing solutions instead of purchasing lasers and related disposables for their operating rooms. We are working to offset such erosion by increasing sales of the Diode surgical laser, including original equipment manufacturer (“OEM”) arrangements.

Proposed Merger with Radiancy, Inc.

On July 4, 2011, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Radiancy, Inc., a privately held Delaware corporation ("Radiancy") and PHMD Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of PhotoMedex. Pursuant to the Agreement and subject to customary closing conditions, Merger Sub will merge with and into Radiancy, and Radiancy will become a wholly-owned subsidiary of PhotoMedex. Under the terms of the Agreement, the Company will issue approximately 14.5 million shares of common stock to Radiancy shareholders upon the consummation of the merger transactions contemplated by the Agreement. The merger will be accounted for as a reverse acquisition. In addition, the Company will issue to its shareholders of record warrants to purchase an aggregate of 941,667 shares of common stock of the Company (the “Warrants ”), of which warrants to purchase 95,200 shares of common stock of the Company will instead be issued as options to Messrs. Dennis McGrath and Michael Stewart in connection with their employment agreements with the Company. The Warrants will have the terms set forth therein, including, without limitation, (i) a warrant exercise price of Twenty Dollars ($20.00) per share of common stock of the Company, (ii) an exercise period of three (3) years following the effective time of the merger, and (iii) notwithstanding the three-year exercise period, the right of Company to notify the holders of Warrants of an earlier expiration of the Warrants at any time following such time as the common stock of the Company will have had a closing trading price in excess of Thirty Dollars ($30.00) per share for a period of twenty (20) consecutive trading days, provided that such earlier expiration date shall not be earlier than that date which is twenty (20) business days following the delivery of such notification by the Company. In order to receive a distribution of warrants in connection with the merger transaction, a person must be a stockholder of record of the Company as of the record date for voting at a meeting of the Company’s stockholders to be convened for, among other things, approving the merger transaction. Those holding options and warrants will not receive a distribution by virtue of such holdings. Such holdings will be entitled to a distribution of warrants if and only if they have been exercised, and shares issued thereon, by the record date.

In addition, pursuant to the terms of the Agreement, Radiancy will contribute cash, which will be used in part to fully exercise PhotoMedex’s option to repurchase all warrants and secured convertible promissory notes which are held by the Investor and which have an aggregate principal and accrued interest amount at June 30, 2011 of $22.4 million, but depending on the time of payment, can be repurchased at a discount to the aggregate amount of principal and accrued interest.

The Agreement contains certain termination rights for both Radiancy and the Company and provides that, under certain circumstances, each of Radiancy and the Company, as the case may be, may be required to pay a termination fee. If either party terminates the Agreement because of a change in board recommendation or if such party’s board of directors has approved an acquisition proposal or a superior offer, then such terminating party is required to pay a termination fee of $3,000,000 to the other party. In addition, if there is a termination of the Agreement due to a failure to satisfy certain of the conditions to closing of the Merger, the party so failing to satisfy such condition is required to pay to the other party a termination fee equal to $1,500,000 plus reimbursement of the other party’s expenses. In addition, either party may terminate the Agreement if the Merger is not consummated by January 31, 2012.

The Company and each of Messrs. McGrath, the CEO, and Stewart, the COO, amended their respective Employment Agreements, and the Restricted Stock Agreement of March 30, 2011, and also entered into a separate and new Restricted Stock Agreement and Non-Qualified Option Agreement. These agreements will take effect on the closing date of the merger transaction. The Company also entered into an Amended and Restated Employment Agreement with Dr. Dolev Rafaeli, the CEO of Radiancy. This agreement will also take effect on the closing date of the merger transaction.

The merger will be treated by us as a reverse merger under the acquisition method of accounting, as prescribed in Accounting Standards Codification 805, “Business Combinations,” for business combinations under GAAP. As the transaction will be a reverse acquisition, Radiancy will be deemed to have acquired us. The consideration transferred us is determined based on the amount of equity that Radiancy would have had to issue to our shareholders in order to provide the same ratio of ownership. Our assets and liabilities and results of our operations will be consolidated into the results of operations of Radiancy as of the completion of the merger. Financial statements of the new Company issued after the merger will reflect only the operations of our business after the merger and will not be restated retroactively to reflect the historical our financial position or results of our operations.

The proposed acquisition and investment are subject to customary closing conditions, including approval by the shareholders of Radiancy of the proposed acquisition and approval by our stockholders of the proposed acquisition. The proposed acquisition and is expected to close in the fourth quarter of 2011.

Further information on the merger can be obtained from our Current Report filed on Form 8-K on July 8, 2011.

Sales and Marketing

As of June 30, 2011, our sales and marketing personnel consisted of 67 full-time positions directed to sales as follows: 62 in Physician Domestic, two in Physician International and three in Other Channels.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and six months ended June 30, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Physician Domestic Revenues	$5,299,252	$5,369,224	$10,287,968	$9,244,211
Physician International Revenues	1,714,515	1,196,694	3,548,357	2,426,775
Other Channels Revenues	646,486	638,096	1,265,723	1,418,887
Total Dermatology Revenues	7,660,253	7,204,014	15,102,048	13,089,873

Surgical Products	745,303	807,023	1,526,230	1,608,092

Total Revenues	$8,405,556	$8,011,037	$16,628,278	$14,697,965

Physician Domestic Segment

The following table illustrates the key changes in the revenues of the Physician Domestic segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
XTRAC treatments	$1,964,440	$2,535,124	$3,763,716	$4,757,021
XTRAC laser sales	1,492,925	1,140,339	2,903,765	1,268,539
Skincare products	1,507,075	1,311,524	3,008,931	2,555,897
PTL products	334,812	325,628	611,556	566,278
Other	-	56,609	-	96,476

Total Physician Domestic Revenues	$5,299,252	$5,369,224	$10,287,968	$9,244,211

XTRAC Treatments

Recognized treatment revenue for the three months ended June 30, 2011 and 2010 for domestic XTRAC procedures was $1,964,440 and $2,535,124, respectively, reflecting billed procedures of 31,163 and 39,074, respectively. In addition, 1,058 and 1,400 procedures were performed in the three months ended June 30, 2011 and 2010, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the six months ended June 30, 2011 and 2010 for domestic XTRAC procedures was $3,763,716 and $4,757,021, respectively, reflecting billed procedures of 60,634 and 76,115, respectively. In addition, 2,661 and 2,791 procedures were performed in the six months ended June 30, 2011 and 2010, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. There was a decrease in treatment revenues due to a decrease in the installed base of 23% compared to the same six month period for the prior year. This decrease directly relates to an increase in domestic laser sales over the same period. The additional lasers sold are reflective of an increase in customer demand to own the XTRAC laser.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physicians have been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended June 30, 2011 and 2010, we deferred net revenues of $63,463 (975 procedures) and recognized net revenues of $17,801 (276 procedures), respectively. For the six months ended June 30, 2011 and 2010, we deferred net revenues of $206,972 (3,161 procedures) and $130,380 (2,031 procedures), respectively.

The following table sets forth the above analysis for our XTRAC treatments for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Recognized treatment revenue	$1,964,440	$2,535,124	$3,763,716	$4,757,021
Change in deferred treatment revenue	(63,463)	(17,801)	206,972	130,380
Net billed revenue	$2,027,903	$2,517,323	$3,970,688	$4,887,401
Procedure volume total	32,221	40,474	63,295	78,906
Less: Non-billed procedures	1,058	1,400	(2,661)	(2,791)
Net billed procedures	31,163	39,074	60,634	76,115
Avg. price of treatments billed	$65.07	$64.42	$65.49	$64.21
Change in procedures with deferred treatment revenue, net	975	(277)	3,161	2,031

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

XTRAC laser sales

For the three months ended June 30, 2011 and 2010, domestic XTRAC laser sales were $1,492,925 and $1,140,339, respectively. There were 29 and 25 lasers sold during these periods, respectively. For the six months ended June 30, 2011 and 2010, domestic XTRAC laser sales were $2,903,765 and $1,268,539, respectively. There were 58 and 29 lasers sold during these periods, respectively. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are thus able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model.

Skincare products

For the three months ended June 30, 2011, revenues were $1,507,075 compared to $1,311,524 in the three months ended June 30, 2010. For the six months ended June 30, 2011 revenues were $3,008,931 compared to $2,555,897 in the six months ended June 30, 2010. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

PTL products

For the three months ended June 30, 2011, PTL product revenues were $334,812 compared to $325,628 for the three months ended June 30, 2010. These revenues are generated from the sale of LED devices. There were 26 and 36 LED units sold during the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2010, PTL product revenues were $611,556 compared to $566,278 for the six months ended June 30, 2010. There were 49 and 56 LED units sold during the six months ended June 30, 2011 and 2010, respectively.

Other

For the three and six months ended June 30, 2010, we had miscellaneous revenues under a now-concluded agreement for the co-promotion of a drug and related device. There were no such revenues in 2011.

Physician International Segment

The following table illustrates the key changes in the revenues of the Physician International segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
International dermatology equipment	$1,052,369	$667,257	$2,189,032	$1,299,262
Skincare products	248,229	326,409	606,086	687,980
PTL products	413,917	203,028	753,239	439,533

Total Physician International Revenues	$1,714,515	$1,196,694	$3,548,357	$2,426,775

International dermatology equipment

International sales of our XTRAC and VTRAC laser systems and related parts were $1,052,369 for the three months ended June 30, 2010 compared to $667,257 for the three months ended June 30, 2010. We sold 22 and 15 systems in the three-month periods ended June 30, 2011 and 2010, respectively. International sales of our XTRAC and VTRAC laser systems and related parts were $2,189,032 for the six months ended June 30, 2011 compared to $1,299,262 for the six months ended June 30, 2010. We sold 45 and 30 systems in the six-month periods ended June 30, 2011 and 2010, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRAC systems sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
We sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold three and seven such lasers in the three and six months ended June 30, 2011 at an average price of $23,000.  We sold no such lasers in the three months ended June 30, 2010, and ten such lasers at an average price of $21,000 in the six months ended June 30, 2010; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three and six months ended June 30, 2011, we sold 10 and 22 VTRAC systems, at an average price of $25,000 and $24,800, respectively. In the three and six months ended June 30, 2010, we sold 10 and 12 VTRAC systems, at an average price of $24,300 and $24,800, respectively.

The following table illustrates the key changes in our international sales of dermatology equipment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Revenues	$1,052,369	$667,257	$2,189,032	$1,299,262
Less: part sales	(329,369)	(197,257)	(730,032)	(385,262)
Laser/lamp revenues	723,000	470,000	1,459,000	914,000
Laser/lamp systems sold	22	15	45	31
Average revenue per laser/lamp	$32,864	$31,333	$32,422	$29,484

Skincare products

For the three months ended June 30, 2011 revenues were $248,229 compared to $326,409 in the three months ended June 30, 2010. For the six months ended June 30, 2011 revenues were $606,086 compared to $687,980 in the six months ended June 30, 2010. These revenues are generated from the sale of various skin, hair care and wound products to distributors in international markets.

PTL products

For the three months ended June 30, 2011, PTL product revenues were $413,917 compared to $203,028 in the three months ended June 30, 2010. These revenues are generated from the sale of LED devices. There were 56 and 25 LED units sold during the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, PTL product revenues were $753,239 compared to $439,533 in the six months ended June 30, 2010. There were 88 and 43 LED units sold during the three months ended June 30, 2011 and 2010, respectively.

Other Channels Segment

The following table illustrates the key changes in the revenues of the Other Channels segment for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Skincare products	$302,871	$297,734	$609,460	$779,696
PTL products	343,615	340,362	656,263	639,191

Total Other Channels revenues	$646,486	$638,096	$1,265,723	$1,418,887

Skincare products

For the three months ended June 30, 2011 revenues from our skincare products were $302,871 compared to $297,734 in the three months ended June 30, 2010. For the six months ended June 30, 2011 revenues from our skincare products were $609,460 compared to $779,696 in the six months ended June 30, 2010. These revenues are generated from the sale of various skin, hair care and wound and from the sale of copper peptide compound in non-physician related channels.

PTL products

For the three months ended June 30, 2011 and 2010, PTL product revenues were $343,615 and $340,362, respectively. For the six months ended June 30, 2011 and 2010, PTL product revenues were $656,263 and $639,191, respectively. PTL revenues are generated from the sale of LED devices in the spa and indoor tanning markets.

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

For the three months ended June 30, 2011, surgical products revenues were $745,303 (including international revenues of $205,770) compared to $807,023 (including international revenues of $226,397) in the three months ended June 30, 2010. For the six months ended June 30, 2011, surgical products revenues were $1,526,230 (including international revenues of $439,637) compared to $1,608,092 (including international revenues of $550,585) in the six months ended June 30, 2010. The decrease in the three-month periods was mainly due to less laser sales between the comparable three and six-month periods ended June 30, 2011 and 2010.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale, which is mostly international, versus retail). Included in laser sales during the three months ended June 30, 2010 were sales of 4 diode lasers. There were no such laser sales during the three months ended June 30, 2011. Included in laser sales during the six months ended June 30, 2011 and 2010 were sales of 6 and 13 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers.

The following table illustrates the key changes in the revenues of the Surgical Products segment for the periods reflected below, showing gross revenues from laser systems, fibers and other disposables, and revenues specific to laser systems:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Revenues	$745,303	$807,023	$1,526,230	$1,608,092
Laser systems sold	0	4	7	14
Laser system revenues	$-	$106,495	$132,592	$348,190
Average revenue per laser	N/A	$26,624	$18,972	$24,871

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

Product cost of revenues for the three months ended June 30, 2011 was $3,040,471, compared to $2,597,821 in the comparable period in 2010. The $442,650 increase is due to the increases in laser sales for XTRAC lasers in both the Physician Domestic and Physician International segments and due to the overall increase in revenues of other products.

Product cost of revenues for the six months ended June 30, 2011 was $6,098,861, compared to $4,797,431 in the comparable period in 2010. The $1,301,430 increase is due to the increases in laser sales for XTRAC lasers in both domestic and international segments and due to the overall increase in revenues of other products.

Service cost of revenues was $1,261,872 in the three months ended June 30, 2011 compared to $1,487,448 in the comparable period in 2010, representing a decrease of $225,576. The decrease is directly related to the decrease in Physician Domestic segment costs of $211,584 related to our XTRAC treatments.

Service cost of revenues was $2,595,847 in the six months ended June 30, 2011 compared to $2,882,175 in the comparable period in 2010, representing a decrease of $286,328. The decrease is directly related to the decrease in Physician Domestic segment costs of $294,154 related to our XTRAC treatments.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Product:
Physician Domestic	$1,189,592	$1,063,543	$2,349,297	$1,684,947
Physician International	1,088,339	814,923	2,204,917	1,507,636
Other Channels	342,796	378,365	666,649	793,231
Surgical Products	419,744	340,990	877,998	811,617
Total Product costs	$3,040,471	$2,597,821	$6,098,861	$4,797,431

Services:
Physician Domestic	$1,245,274	$1,456,858	$2,563,252	$2,817,893
Surgical Products	16,598	30,590	32,594	64,282
Total Services costs	$1,261,872	$1,487,448	$2,595,846	$2,882,175

Total Costs of Revenues	$4,302,343	$4,085,269	$8,694,707	$7,679,606

Gross Profit Analysis

Gross profit increased to $4,103,213 during the three months ended June 30, 2011 from $3,925,768 during the same period in 2010. As a percent of revenues, gross margin decreased to 48.8% for the three months ended June 30, 2011 from 49.0% for the same period in 2010. Gross profit increased to $7,933,571 during the six months ended June 30, 2011 from $7,018,359 during the same period in 2010. As a percent of revenues, gross margin decreased to 47.7% for the six months ended June 30, 2010 from 47.8% for the same period in 2009.

The following table analyzes changes in our overall gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Revenues	$8,405,556	$8,011,037	$16,628,278	$14,697,965
Percent increase	4.9%		13.1%
Cost of revenues	4,302,343	4,085,269	8,694,707	7,679,606
Percent increase	5.3%		13.2%
Gross profit	$4,103,213	$3,925,768	$7,933,571	$7,018,359
Gross margin percentage	48.8%	49.0%	47.7%	47.8%

The primary reason for the increase in gross profit for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was due to an overall increase in revenues. Overall the gross margin percentages were consistent over the comparable three and six month periods. See the gross profit analysis by segment below for further explanations.

The following table analyzes the gross profit for our Physician Domestic segment for the periods presented below:

Physician Domestic Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Revenues	$5,299,252	$5,369,224	$10,287,968	$9,244,211
Percent (decrease) increase	(1.3%)		11.3%
Cost of revenues	2,434,866	2,520,401	4,912,549	4,502,840
Percent (decrease) increase	(3.4%)		9.1%
Gross profit	$2,864,386	$2,848,823	$5,375,419	$4,741,371
Gross margin percentage	54.1%	53.1%	52.2%	51.3%

Gross profit increased for this segment for the three months ended June 30, 2011 from the comparable period in 2010 by $15,563. The key factors contributing to the increase were as follows:

•
We sold approximately $353,000 more in domestic XTRAC lasers in the three months ended June 30, 2011 than in the comparable prior year period. The margin on these capital equipment sales was 71% in the three months ended June 30, 2011 compared to 69% in the comparable period in 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
For the three months ended June 30, 2011, the skincare product revenues increased $196,000 over the prior year period, while the cost of sales for these products increased $97,000 for the same comparable period.

•	For the three months ended June 30, 2011, PTL product revenues were consistent with the prior year period, while the cost of sales for these products decreased $40,000 for the same comparable period.

•
The XTRAC treatment revenues decreased $571,000 in the three months ended June 30, 2011 than in the comparable prior year period. The decrease in treatment revenues is due to a decrease in the installed base of 23% compared to the same six month period for the prior year. This decrease directly relates to an increase in domestic laser sales over the same period. Due to the decrease in the installed base of lasers, the corresponding depreciation expense on those lasers decreased approximately $149,000 over the comparable prior year period.

Gross profit increased for this segment for the six months ended June 30, 2011 from the comparable period in 2010 by $634,048. The key factors contributing to the increases were as follows:

•
We sold approximately $1,635,000 more in domestic XTRAC lasers in the six months ended June 30, 2011 than in the comparable prior year period. The margin on these capital equipment sales was 69% in the six months ended June 30, 2011 compared to 70% in the comparable period in 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
For the six months ended June 30, 2011, the skincare product revenues increased $453,000 over the prior year period, while the cost of sales for these products increased $202,000 for the same comparable period.

•	For the six months ended June 30, 2011, PTL product revenues increased $45,000 over the prior year period, while the cost of sales for these products decreased $55,000 for the same comparable period.

•
During the six months ended June 30, 2010, there was an increase in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $400,000. This increase was due to delays in production during the six months ended June 30, 2010.

•
Offsetting the above items which had a positive impact on gross profit, the XTRAC treatment revenues decreased $917,000 in the six months ended June 30, 2011 from revenues in the comparable prior year period. The decrease in treatment revenues is due to a decrease in the installed base of 23% compared to the prior year period. This decrease directly relates to an increase in domestic laser sales over the same period. Due to the decrease in the installed base of lasers, the corresponding depreciation expense on those lasers decreased approximately $231,000 over the comparable prior year period.

The following table analyzes the gross profit for our Physician International segment for the periods presented below:

Physician International Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Revenues	$1,714,515	$1,196,694	$3,548,357	$2,426,775
Percent increase	43.3%		46.2%
Cost of revenues	1,088,339	814,923	2,204,917	1,507,636
Percent increase	33.6%		46.2%
Gross profit	$626,176	$381,771	$1,343,440	$919,139
Gross margin percentage	36.5%	31.9%	37.9%	37.9%

Gross profit for the three months ended June 30, 2011 increased by $244,405 from the comparable period in 2010. The key factors contributing to the increase were as follows:

•
For the three months ended June 30, 2011, PTL product revenues increased $211,000 over the prior year period, while the cost of sales for these products increased $114,000 for the same comparable period.

•
We sold 11 XTRAC laser systems and 11 VTRAC lamp-based excimer systems during the three months ended June 30, 2011 and 5 XTRAC laser systems and 10 VTRAC systems in the comparable period in 2010. Included in the 11 XTRAC lasers systems sold were 3 used laser systems, which have a lower average selling price than new laser systems. There were no used laser systems sold in the three months ended June 30, 2010. All of the units sold during the three months ended June 30, 2011 had better gross margin percentages then the comparable units sold during the three months ended June 30, 2010.

•
XTRAC part sales increased 67% or $132,000 for the three months ended June 30, 2011 as compared to the same period in 2010. There has been a change in the types of parts sold over the comparable periods which has resulted in a decrease in gross margin percentage on the laser parts of 10%.

•
Offsetting the above items which had a positive impact on gross profit, for the three months ended June 30, 2011, skincare product revenues decreased $78,000 over the prior year period, while the cost of sales for these products decreased $23,000 for the same comparable period.

Gross profit for the six months ended June 30, 2011 increased by $424,301 from the comparable period in 2010. The key factors contributing to the increase were as follows:

•
For the six months ended June 30, 2011, PTL product revenues increased $314,000 over the prior year period, while the cost of sales for these products increased $148,000 for the same comparable period.

•
We sold 23 XTRAC laser systems and 22 VTRAC lamp-based excimer systems during the six months ended June 30, 2011 and 19 XTRAC laser systems and 12 VTRAC systems in the comparable period in 2010. Included in the 23 XTRAC lasers systems sold were 7 used laser systems, which have a lower average selling price than new laser systems. There were 10 used laser systems sold in the six months ended June 30, 2010. All of the units sold during the three months ended June 30, 2011 had better gross margin percentages then the comparable units sold during the three months ended June 30, 2010.

•
XTRAC part sales increased 89% or $344,800 for the six months ended June 30, 2011 as compared to the same period in 2010. There has been a change in the types of parts sold over the comparable periods which has resulted in a decrease in gross margin percentage on the laser parts of 15%.

•
Offsetting the above items which had a positive impact on gross profit, for the three months ended June 30, 2011, skincare product revenues decreased $82,000 over the prior year period, while the cost of sales for these products decreased $18,000 for the same comparable period.

•
Gross profit for the six months ended June 30, 2010 was negatively impacted by increases in certain allocable XTRAC manufacturing overhead costs that are charged against international dermatology equipment. These increased costs, which approximate $135,000, related to an under-absorption of manufacturing costs due to delays in production.

The following table analyzes the gross profit for our Other Channels segment for the periods presented below:

Other Channels Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Revenues	$646,486	$638,096	$1,265,723	$1,418,887
Percent increase (decrease)	1.3%		(10.8%)
Cost of revenues	342,796	378,365	666,649	793,231
Percent decrease	(9.4%)		(16.0%)
Gross profit	$303,690	$259,731	$599,074	$625,656
Gross margin percentage	47.0%	40.7%	47.3%	44.1%

Gross profit increased for the three months ended June 30, 2011 by $43,959 from the comparable period in 2010. The key factors contributing to the changes in this business segment were as follows:

•
For the three months ended June 30, 2011, PTL product revenues increased $3,000 over the prior year period, while the cost of sales for these products decreased $43,000 mainly due to the reallocation of duties previously performed in the UK to within our current US operations.

•
For the three months ended June 30, 2011, skincare product revenues increased $5,000 over the prior year period, while the cost of sales for these products increased $8,000 for the same comparable period.

Gross profit decreased for the six months ended June 30, 2011 by $26,582 from the comparable period in 2010. The key factors contributing to the changes in this business segment were as follows:

•
For the six months ended June 30, 2011, skincare product revenues decreased $170,000 over the prior year period, while the cost of sales for these products decreased $43,000 for the same comparable period.

•
For the six months ended June 30, 2011, PTL product revenues increased $17,000 over the prior year period, while the cost of sales for these products decreased $82,000 mainly due to the reallocation of duties previously performed in the UK to within our current US operations.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2011	2010	2011	2010
Revenues	$745,303	$807,023	$1,526,230	$1,608,092
Percent decrease	(7.6%)		(5.1%)
Cost of revenues	436,342	371,580	910,592	875,899
Percent increase	17.4%		4.0%
Gross profit	$308,961	$435,443	$615,638	$732,193
Gross margin percentage	41.5%	54.0%	40.3%	45.5%

Gross profit for our Surgical Products segment in the three months ended June 30, 2011 decreased by $126,482 from the comparable period in 2010. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended June 30, 2011 decreased by $61,700 from the three months ended June 30, 2010. There were no laser systems sold in the three months ended June 30, 2011 as compared to 4 laser systems sold in the comparable period of 2010.

•
Gross profit for the three months ended June 30, 2011 for surgical products was negatively impacted by approximately $30,000 due to changes in laser production that caused an under-absorption of fixed overhead costs. In addition, there were changes in the allocation of manufacturing costs, which caused an increase in the amount allocated to surgical products.

•
Offsetting these items that had a negative effect on gross profit was an increase in sales of disposables between the periods, which have a higher gross margin as a percentage of revenues than lasers. Fiber and other disposables sales increased 10% between the comparable three-month periods ended June 30, 2011 and 2010.

Gross profit for our Surgical Products segment in the six months ended June 30, 2011 decreased by $116,555 from the comparable period in 2010. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the six months ended June 30, 2011 decreased by $82,000 from the six months ended June 30, 2010. There were seven laser systems sold in the six months ended June 30, 2011as compared to 14 laser systems sold in the comparable period of 2010. Additionally, the lasers sold in the 2011 period were sold at lower average prices than those sold in the comparable period in 2010.

•
Gross profit for the six months ended June 30, 2011 for surgical products was negatively impacted by approximately $30,000 due to changes in laser production that caused an under-absorption of fixed overhead costs. In addition, there were changes in the allocation of manufacturing costs, which caused an increase in the amount allocated to surgical products.

•
Offsetting these items that had a negative effect on gross profit was an increase in sales of disposables between the periods, which have a higher gross margin as a percentage of revenues than lasers. Fiber and other disposables sales increased 10% between the comparable six-month periods ended June 30, 2011 and 2010.

Selling, General and Administrative Expenses

For the three months ended June 30, 2011, selling, general and administrative expenses increased to $5,887,783 from $4,754,813 for the three months ended June 30, 2010 for the following reasons:

•	We expensed approximately $1,062,000 of costs related to a pending merger transaction.
•	There was a $104,000 increase in salaries, benefits and travel expenses associated with an increase in the sales and marketing force.
•	There was an increase in public relations expenses of approximately $124,000 due to our increased marketing efforts.
•	Partially offsetting the above increases, we had a reduction of costs in our UK offices of approximately $132,000 due to the closing of the two office locations.
•	There was a decrease of approximately $66,000 in stock compensation expense in the current year period. This was due to the completion of the option exchange program in 2010.
•	There was also a decrease in bad debt expense of $142,000 in the current year period.

For the six months ended June 30, 2011, selling, general and administrative expenses increased to $10,999,630 from $9,838,686 for the six months ended June 30, 2010 for the following reasons:

•	We expensed approximately $1,062,000 of costs related to a pending merger transaction.
•	There was a $384,000 increase in salaries, benefits and travel expenses associated with an increase in the sales and marketing force.
•	There was an increase in public relations expenses of approximately $262,000 due to our increased marketing efforts.
•	Partially offsetting the above increases, we had a reduction of costs in our UK offices of approximately $250,000 due to the closing of the two office locations.
•	There was a decrease of approximately $191,000 in stock compensation expense in the current year period. This was due to the completion of the option exchange program in 2010.
•	There was also a decrease in bad debt expense of $232,000 in the current year period.
•	Additionally, there was a decrease in amortization expense of $72,000 related to intangibles that are fully amortized.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2011 increased to $443,327 from $279,811 for the three months ended June 30, 2010. Engineering and product development expenses for the six months ended June 30, 2011 increased to $899,652 from $619,088 for the six months ended June 30, 2010. The increase is directly related to engineering and product development expenses related to the XTRAC products. These personnel were previously devoted to manufacturing and thus included in cost of sales for the comparable prior year period.

Interest Expense, Net

Net interest expense for the three months ended June 30, 2011 increased to $891,080 from $885,001 for the three months ended June 30, 2010. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Three Months Ended June 30, (unaudited)
	2011	2010	Change

Interest expense	$891,104	$885,211	$5,893
Interest income	(24)	(210)	186
Net interest expense	$891,080	$885,001	$6,079

Net interest expense for the six months ended June 30, 2011 increased to $1,778,157 from $1,538,844 for the six months ended June 30, 2010. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Six Months Ended June 30, (unaudited)
	2011	2010	Change

Interest expense	$1,778,222	$1,539,213	$239,009
Interest income	(65)	(369)	304
Net interest expense	$1,778,157	$1,538,844	$239,313

Change in Fair Value of Warrants

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) warrants issued in connection with the financing to acquire PTL were recorded at fair value and recognized as liabilities. In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of these warrants as of June 30, 2011, and recorded $1,026,888 and $1,310,410 for the three and six months ended June 30, 2011 in other expense, in recording the liabilities associated with these warrants at their fair value as of June 30, 2011. We measured the fair value of these warrants as of June 30, 2010, and recognized $833,425 for the three months ended June 30, 2010 in other income and recorded $97,956 for the six months ended June 30, 2010 in other expense, in recording the liabilities associated with these warrants at their fair value as of June 30, 2010.

Net Loss

The factors described above resulted in a net loss of $4,145,865 during the three months ended June 30, 2011, as compared to a net loss of $1,160,432 during the three months ended June 30, 2010, an increase of 257%. The factors described above resulted in a net loss of $7,054,278 during the six months ended June 30, 2011, as compared to a net loss of $5,076,215 during the six months ended June 30, 2010, an increase of 39%.

Management utilizes certain non-GAAP financial measures to monitor our performance.

We present a computation of non-GAAP adjusted net loss and non-GAAP adjusted loss per share. We define non-GAAP adjusted net loss as net loss before depreciation and amortization, stock-based compensation expense, severance costs, interest expense - net, change in fair value of warrants, inventory valuation expense, bad debt expense and other transactional related expense. We believe that non-GAAP adjusted net loss is a meaningful measure which may be used when making period-to-period comparisons. Non-GAAP adjusted net loss is considered to be a non-GAAP financial measure and should be viewed in conjunction with net loss on the Consolidated Statement of Operations.

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

There are limitations in using these non-GAAP financial measures because they are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. Our reference to these non-GAAP measures should be considered in addition to results prepared under current accounting standards, but are not a substitute for, nor superior to, GAAP results. These non-GAAP measures are provided to enhance investors’ overall understanding of our current financial performance and to provide further information for comparative purposes.

Specifically, management believes the non-GAAP measures provide useful information to both management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures that exclude stock-based compensation expense and other non-cash or non-recurring expenses enhance the comparability of results against prior periods.

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods:

	For the Three Months ended June 30,
	2011	2010	Change

Net loss	$(4,145,865)	$(1,160,432)	$(2,985,433)

Components included in net loss:
Depreciation and amortization	932,352	1,100,497	(168,145)
Stock-based compensation expense	101,163	166,879	(65,716)
Expenses related to pending merger	1,061,679	-	1,061,679
Interest expense, net	891,080	885,001	6,079
Change in fair value of warrants	1,026,888	(833,425)	1,860,313
Non-GAAP adjusted income (loss)	$(132,703)	$158,520	$291,223

Shares used in computing basic net loss per share	3,106,447	2,555,516

Non-GAAP adjusted income (loss) per share	$(0.04)	$0.06	$(0.10)

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods:

	For the Six Months ended June 30,
	2011	2010	Change

Net loss	$(7,054,278)	$(5,076,215)	$(1,978,063)

Components included in net loss:
Depreciation and amortization	1,908,650	2,258,494	(349,844)
Stock-based compensation expense	185,563	376,516	(190,953)
Inventory valuation, severance and bad debt expenses	-	53,205	(53,205)
Expenses related to pending merger	1,061,679	-	1,061,679
Interest expense, net	1,778,157	1,538,844	239,313
Change in fair value of warrants	1,310,410	97,956	1,212,454
Non-GAAP adjusted income (loss)	$(809,819)	$(751,200)	$232,592

Shares used in computing basic net loss per share	2,983,569	2,397,620

Non-GAAP adjusted income (loss) per share	$(0.27)	$(0.31)	$0.06

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At June 30, 2011, our current ratio was 1.19 compared to 1.30 at December 31, 2010. As of June 30, 2011 we had $2,234,825 of working capital compared to $3,122,545 as of December 31, 2010. Cash and cash equivalents were $2,650,628 as of June 30, 2011, as compared to $3,523,948 as of December 31, 2010.

Based on our resources available at June 30, 2011 and the substantial reduction in the use of cash in the last year, we believe that we can fund our operations through and beyond the third quarter of 2012. However, given the uncertainty in the general economic conditions and its impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern through and beyond the third quarter of 2012.

We have restructured our operations and redirected our efforts in a manner that management believes will continue to improve our results of operations. As part of such redirected efforts, management continues comprehensive efforts to minimize our operational costs and capital expenditures and continues the implementation of strategies that were developed to increase ongoing revenue streams.

Interest at 10% was paid on March 1, 2011 in the form of additional convertible notes of $146,321 and $874,993 for the Series B-1 Convertible Note and Series B-2 Convertible Note, and their related additional Convertible Notes, respectively.

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan with the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, the Company will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company has issued to Clutterbuck Funds a second warrant on terms similar to the first warrant that was issued on March 19, 2010, except that it is for the purchase of 109,650 shares of our common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the  Investor will remain in place.

On May 28, 2011, the Company entered into a Repurchase Right Agreement (the “Agreement”), dated as of May 27, 2011, with the Investor. Pursuant to the terms of the Agreement, the Company has the right to repurchase securities held by the Investor and its former director appointee to the board of directors of the Company, on the terms and conditions set forth in the Agreement. Pursuant to the terms of the Agreement, the Company has the right to repurchase all (but not less than all) of the Repurchase Securities, in connection with the completion of a “Repurchase Transaction” (as defined below), for an amount equal to $19,500,000, and which amount shall increase by $250,000 on each of October 16, 2011, November 16, 2011, December 16, 2011, and January 16, 2012; i.e., on October 16, 2011, the Repurchase Price shall become $19,750,000, on November 16, 2011, the Repurchase Price shall become $20,000,000, on December 16, 2011, the Repurchase Price shall become $20,250,000, and on January 16, 2012, the Repurchase Price shall become $20,500,000.

On July 4, 2011, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Radiancy, Inc., a privately held Delaware corporation ("Radiancy") and PHMD Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of PhotoMedex. Pursuant to the Agreement and subject to customary closing conditions, Merger Sub will merge with and into Radiancy, and Radiancy will become a wholly-owned subsidiary of PhotoMedex. Under the terms of the Agreement, the Company will issue approximately 14.5 million shares of common stock to Radiancy shareholders upon the consummation of the merger transactions contemplated by the Agreement. The transaction will be accounted for as a reverse acquisition. In addition, pursuant to the terms of the Agreement, Radiancy will contribute cash, which will be used in part to fully exercise PhotoMedex’ option to repurchase all warrants and secured convertible promissory notes which are held by Perseus Partners VII, L.P. (“the Investor”) and which have an aggregate principal and accrued interest amount at June 30, 2011 of $22.4 million, but depending on the time of payment, may be repurchased at a discount to the aggregate amount of principal and accrued interest. The Agreement is subject to approval by PhotoMedex’s shareholders. If the Agreement is not approved by the shareholders, PhotoMedex will be subject to pay termination fees to Radiancy, which could have a significant impact on the Company’s future liquidity.

Net cash and cash equivalents used in operating activities was $479,085 for the six months ended June 30, 2011 compared to cash used of $399,874 for the six months ended June 30, 2010. The increase was primarily due to the increases in inventories, and this increase was partly offset by an increase in accounts payable.

Net cash and cash equivalents provided by investing activities was $205,263 for the six months ended June 30, 2011 compared to cash used of $1,103,111 for the six months ended June 30, 2010. This was primarily due to a decrease in the placement of lasers into service.

When we retire a laser from service, we transfer the laser into inventory and then write off the net book value of the laser, which is typically negligible. Over the last few years the retirements of lasers from service have been minor or immaterial and, therefore, they are reported with placements on a net basis.

Net cash and cash equivalents used in financing activities was $606,097 for the six months ended June 30, 2011 compared to cash provided by financing activities of $2,987,304 for the six months ended June 30, 2010. In the six months ended June 30, 2011, we had repayments of $592,800 on the line of credit and $102,881 for certain notes payable. In the three months ended June 30, 2010 we received $2.5 million in proceeds in the term debt financing and $3.2 million in proceeds from the issuance of common stock, which were partially offset by repayment of $1,797,114 on the line of credit, $205,707 for certain notes payable and $752,875 in registration costs.

Commitments and Contingencies

Except for items discussed in Legal Proceedings below and the break-up and termination fees associated with a pending merger transaction, discussed in Note 16, Subsequent Event, in the financial statements, during the three and six months ended June 30, 2011, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2010 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2011, PhotoMedex has no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on PhotoMedex’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to PhotoMedex.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Certain of our outstanding warrants are accounted for as derivative financial instruments. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results of operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $11.75 on June 30, 2011 had been increased or decreased by $1.50.

The following table shows the effect of exogenous changes in the price of our common stock prices on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of June 30, 2011.

		Pro-forma Information
	As Reported June 30, 2011	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$11.75	$10.25	$13.25

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$2,249,033	$1,904,859	$2,631,969

Change in fair value of derivative financial instruments	$-	$(344,174)	$382,936

Condensed Consolidated Statement of Operations:
Increase in fair value of derivative financial instruments	$1,026,888	$682,714	$1,409,824

Net loss attributable to common stockholders	$(4,145,865)	$(3,801,691)	$(4,528,801)

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiary, Photo Therapeutics, Ltd. The subsidiary’s main operating currency is pounds sterling. At the end of each reporting period, expenses of the subsidiary are converted into US dollars using the average currency rate in effect for the period and assets and liabilities are converted into US dollars using the exchange rate in effect at the end of the period.

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three and six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

Reference is made to Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1, Legal Proceedings, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 for descriptions of our legal proceedings.

Ra Medical and related cases

The Company has been involved in a number of disputes with Ra Medical Systems, Inc. and Dean Irwin, one of the Company’s former employees and now an officer of Ra Medical Systems, Inc. (Ra Medical Systems, Inc. and Irwin are collectively referred to herein as “Ra Medical”). With respect to the action brought by the Company in January 2004 against Ra Medical for falsely advertising that Ra Medical had clearance from the Food and Drug Administration, and for falsely claiming in March 2003 that its laser would be available for purchase in August 2003 and for falsely claiming that Irwin was the sole inventor of the XTRAC laser system, trial has been set for late June 2011.

On or about May 13, 2011, the Company joined in the execution and delivery of settlement agreements for the following five lawsuits, each of which has been dismissed. The parties to the actions have entered into general mutual releases of related claims. Other terms of the settlements, by agreement among the parties, remain generally confidential to the parties. The Company determined that its technological advances and leading position in the marketplace had caused the potential benefits to be derived from these actions to be inconsequential in the marketplace, that the financial impact of the settlements would likely be, in the aggregate, immaterial to the Company and that the incurrence of additional legal costs of continuing to pursue each of these actions was no longer warranted. The settled actions are:

The action captioned PhotoMedex, Inc. v. Dean Stewart Irwin, et al., Case No. 04 CV 0024 JLS (CAB) in the United States District Court, Southern District of California.

The action captioned RA Medical Systems, Inc. v. PhotoMedex, Inc., Case No. 06 CV 1470 JLS (CAB) in the United States District Court, Southern District of California.

The action captioned Francis C. Lee, M.D., S.C., d/b/a Lee Institute of Skin and Laser v. Ra Medical Systems, Inc., Dean Irwin, PhotoMedex, Inc. and Dan Furey, Docket no. 09-L-175 in the Circuit Court of the Sixth Judicial Circuit, Macon County, Illinois.

The action captioned St. Paul Fire and Marine Insurance Company v. PhotoMedex, Inc., Case No. 09-cv-448-H (JMA) in the United States District Court, Southern District of California.

The action captioned PhotoMedex, Inc. v. St. Paul Fire and Marine Insurance Co., Case No. 2:09-cv-896 in the United States District Court, Eastern District of Pennsylvania.

The second malicious prosecution action which was brought by Ra Medical in California Superior Court for San Diego County in October 2008 and which was captioned Dean Stewart Irwin and Ra Medical Systems, Inc. v. PhotoMedex, Inc. et al., Case No. 37-2008-00094953-CU-NP-CTL was dismissed with prejudice in June 2010. Ra Medical has, as part of the global settlement, dismissed this case now with prejudice.

As part of the settlement of the first two actions listed above, the Company and Ra Medical agreed that should either party have a grievance against the other with respect to marketing claims that the other was making, such party should notify the other party of the grievance. The other party may then undertake to examine and resolve the grievance. If the aggrieved party should be dissatisfied with either the examination or the resolution, then it has the right to ask the U.S. District Court in the Southern District of California to rule on the grievance and resolution.

Other

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. The Company believes, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

2.9	Agreement and Plan of Merger, dated as of July 4, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (1)
4.23	Repurchase Right Agreement by and between PhotoMedex, Inc., a Nevada corporation and Perseus Partners VII, L.P., a Delaware corporation. (2)
10.49	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (1)
10.50	Amended and Restated Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (1)
10.51	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (1)
10.52	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (1)
10.53	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Michael Stewart on July 4, 2011. (1)
10.54	Amended and Restated Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (1)
10.55	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (1)
10.56	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (1)
10.57	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on July 4, 2011. (1)
10.58	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (3)
10.59	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (3)
10.60	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Filed in our Form 8-K, as filed with the Commission on July 8, 2011.
(2)	Filed in our Form 8-K, as filed with the Commission on June 3, 2011.
(3)	Filed in our Form S-4, as filed with the Commission on August 12, 2011.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date August 15, 2011	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Executive Officer

Date August 15, 2011	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer