Form 10-Q
period 2011-11-14
PHOTOMEDEX INC
filed 2011-11-14
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of November 14, 2011 was 3,355,613 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,417,349	$3,523,948
Accounts receivable, net of allowance for doubtful accounts of $133,000 and $265,000, respectively	3,262,350	3,277,095
Inventories, net	7,577,793	6,141,179
Prepaid expenses and other current assets	1,007,985	671,192
Total current assets	14,265,477	13,613,414

Property and equipment, net	4,867,998	6,918,944
Patents and licensed technologies, net	6,121,301	6,813,528
Goodwill	19,569,200	19,569,200
Other intangible assets, net	1,493,349	1,688,352
Other assets	711,179	892,280
Total assets	$47,028,504	$49,495,718

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$273,370	$77,796
Current portion of long-term debt	1,533,723	2,867,720
Accounts payable	5,485,006	2,801,568
Accrued compensation and related expenses	1,480,496	1,782,793
Accrued interest payable	260,291	699,025
Other accrued liabilities	2,311,187	1,765,523
Deferred revenues	772,887	496,443
Total current liabilities	12,116,960	10,490,868
Long-term liabilities:
Notes payable, net of current portion	-	13,817
Long-term debt, net of current portion	356,550	29,933
Convertible debt	21,653,149	19,344,136
Warrants related to convertible debt	2,380,295	938,623
Total liabilities	36,506,954	30,817,377

Stockholders’ equity:
Common stock, $.01 par value, 35,000,000 shares authorized; 3,352,405 and 2,843,749 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	33,524	28,437
Additional paid-in capital	145,277,601	143,106,355
Accumulated deficit	(134,899,584)	(124,564,120)
Accumulated other comprehensive income	110,009	107,669
Total stockholders’ equity	10,521,550	18,678,341
Total liabilities and stockholders’ equity	$47,028,504	$49,495,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2011		2010

Revenues:
Product sales		$6,187,368		$7,197,163
Services		1,944,074		2,387,885
		8,131,442		9,585,048

Cost of revenues:
Product cost of revenues		2,743,243		4,207,639
Services cost of revenues		1,308,178		1,422,766
		4,051,421		5,630,405

Gross profit		4,080,021		3,954,643

Operating expenses:
Selling and marketing		2,944,342		2,981,405
General and administrative		2,913,967		1,637,773
Engineering and product development		410,676		272,013
		6,268,985		4,891,191

Loss from operations		(2,188,964)		(936,548)

Other income (expense):
Interest expense, net		(960,960)		(863,713)
Change in fair value of warrants		(131,262)		(34,839)

Net loss	$	(3,281,186)	$	(1,835,100)

Basic and diluted net loss per share		$(1.09)		$(0.66)

Shares used in computing basic and diluted net loss per share		3,015,248		2,772,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Nine Months Ended September 30,
	2011		2010

Revenues:
Product sales		$18,949,833		$17,116,750
Services		5,809,887		7,166,263
		24,759,720		24,283,013

Cost of revenues:
Product cost of revenues		8,842,103		9,034,874
Services cost of revenues		3,904,025		4,275,137
		12,746,128		13,310,011

Gross profit		12,013,592		10,973,002

Operating expenses:
Selling and marketing		9,410,819		9,001,702
General and administrative		7,447,120		5,456,161
Engineering and product development		1,310,329		891,102
		18,168,268		15,348,965

Loss from operations		(6,154,676)		(4,375,963)

Other income (expense):
Interest expense, net		(2,739,116)		(2,402,557)
Change in fair value of warrants		(1,441,672)		(132,795)

Net loss	$	(10,335,464)	$	(6,911,315)

Basic and diluted net loss per share		$(3.60)		$(2.74)

Shares used in computing basic and diluted net loss per share		2,868,619		2,523,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
BALANCE, JANUARY 1, 2011	2,843,749	$28,437	$143,106,355	$(124,564,120)	$107,669	$18,678,341
Issuance of warrants related to debt financing	-	-	433,870	-	-	433,870
Stock issued to consultants for services	8,000	80	45,920	-	-	46,000
Share-based compensation related to restricted stock	210,000	2,100	135,177	-	-	137,277
Change in cumulative translation adjustments	-	-	-	-	2,340	2,340
Share-based compensation related to employee stock and options	47,000	470	94,127	-	-	94,597
Liabilities settled with common stock	8,840	88	88,460	-	-	88,548
Options exercised	166	2	1,034	-	-	1,036
Warrants exercised	234,650	2,347	1,372,658	-	-	1,375,005
Net loss for the nine months ended September 30, 2011	-	-	-	(10,335,464)	-	(10,335,464)
BALANCE, SEPTEMBER 30, 2011	3,352,405	$33,524	$145,277,601	$(134,899,584)	$110,009	$10,521,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011		2010
Cash Flows From Operating Activities:
Net loss	$	(10,335,464)	$	(6,911,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		2,790,934		3,342,548
Stock and stock options issued to consultants for services		46,000		92,908
Stock-based compensation expense related to employee options and restricted stock		231,874		438,553
Provision for bad debts		9,819		53,205
Loss on disposal of assets		938		2,306
Change in estimated fair value of warrant liability		1,441,672		132,795
Changes in operating assets and liabilities:
Accounts receivable		4,929		(291,335)
Inventories		(1,415,714)		607,423
Prepaid expenses and other assets		890,462		662,147
Accounts payable		2,666,566		(549,253)
Accrued compensation and related expenses		(311,597)		(269,221)
Other accrued liabilities		543,505		212,852
Interest accrued on convertible debt		1,654,960		1,399,771
Customer deposit		-		255,444
Deferred revenues		276,444		4,350
Net cash used in operating activities		(1,504,672)		(816,822)

Cash Flows From Investing Activities:
Purchases of property and equipment		(72,612)		(85,213)
Lasers placed into service		201,378		(1,137,166)
Lasers removed from service		422,514		504,164
Acquisition costs, net of cash received		-		(96,514)
Net cash provided by (used in) investing activities		148,524		(814,729)

Cash Flows From Financing Activities:
Registration costs		-		(743,166)
Payments on notes payable		(242,792)		(346,756)
Proceeds from issuance of common stock, net		88,548		3,204,000
Proceeds from term debt		-		2,500,000
Repayments on line of credit		(979,342)		(2,486,738)
Proceeds from option exercise		1,036		-
Proceeds from warrant exercises		1,375,005		-
Cash released from restriction		-		(75,228)
Net cash provided by financing activities		242,455		2,052,112
Effect of exchange rate changes on cash		7,094		(19,713)
Net (decrease) increase in cash and cash equivalents		(1,106,599)		400,848
Cash and cash equivalents, beginning of period		3,523,948		2,116,788

Cash and cash equivalents, end of period		$2,417,349		2,517,636

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

The Company concentrates its strategic efforts primarily in the physician market, both domestically and internationally. Supporting those efforts, management is committed to innovation, whereby the Company looks to maximize the application of its technologies and utilize the scientific resources available to it in each of its product areas. In the U.S., the Company markets and sells its products through a direct sales organization capable of addressing each product area with specific expertise. The Company’s focus on enhanced training of the sales organization has fostered an ability to drive sales and to support its customer base with a more cost-effective sales force. In addition, the Company looks to leverage its experience and substantial product advancements in the physician market into non-physician based markets, or alternate channels, that may benefit from those technological advancements.

The Company operates in four distinct business units or segments (as described in Note 14, Business Segments and Geographic Data): three in Dermatology – Physician Domestic, Physician International, and Other Channels; and one in Surgical – Surgical Products. The segments are distinguished by the Company’s management structure and the markets or customers served.

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

Liquidity
As of September 30, 2011, the Company had an accumulated deficit of $134,899,584 and has incurred losses since inception. To date, the Company has dedicated most of its financial resources to research and development, sales and marketing, and general and administrative expenses.

Cash and cash equivalents as of September 30, 2011 were $2,417,349. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities and borrowings under lines of credit. Based on its resources available at September 30, 2011, the Company believes that it can fund operations through and beyond the fourth quarter of 2012. However, given the uncertainty in the general economic conditions and its impact on the Company’s industry, and in light of the Company’s historical operating losses and negative cash flows, there is no assurance that the Company will not require additional funds in order to continue as a going concern beyond the fourth quarter of 2012.

The Company paid interest due on March 1, 2011 with additional convertible notes amounting to $1,021,314 ($146,321 for the Series B-1 interest at 10% and $874,993 for the Series B-2 interest at 10%). The Company paid interest due on September 1, 2011 with additional convertible notes amounting to $1,072,380 ($153,637 for the Series B-1 interest at 10% and $918,742 for the Series B-2 interest at 10%). As of September 30, 2011, the Convertible Debt was $21,653,149. See Note 11, Convertible Debt, and Note 12, Warrants, for more information.

On March 28, 2011, Clutterbuck Funds LLC (“Clutterbuck Funds”) agreed to extend the maturity date of its loan with the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, the Company began monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company has issued to Clutterbuck Funds a second warrant on terms similar to the first warrant that was issued on March 19, 2010, except that it is for the purchase of 109,650 shares of the Company’s common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of the Company’s convertible notes will remain in place. See Note 10, Long-Term Debt, for additional discussion. On August 12, 2011, Clutterbuck Funds exercised both warrants, totaling 234,650 shares of the Company’s common stock, at a total exercise price of $1,375,005.

On May 28, 2011, the Company entered into a Repurchase Right Agreement (the “Repurchase Agreement”), dated as of May 27, 2011, with Perseus Partners VII, L.P., a Delaware limited partnership (the “Investor”). Pursuant to the terms of the Repurchase Agreement, the Company has the right (the “Repurchase Right”) to repurchase securities held by the Investor and its former director appointee to the board of directors of the Company, on the terms and conditions set forth in the Repurchase Agreement. Pursuant to the terms of the Repurchase Agreement, the Company has the right to repurchase all (but not less than all) of the Repurchase Securities (as defined in Note 11, Convertible Debt), in connection with the completion of a “Repurchase Transaction” (as defined in Note 11, Convertible Debt), for an amount initially equal to $19,500,000, and which amount increased by $250,000 to $19,750,000 on October 16, 2011, and which amount shall further increase by $250,000 on each of November 16, 2011, December 16, 2011, and January 16, 2012; i.e., on November 16, 2011, the repurchase price becomes $20,000,000, on December 16, 2011, the repurchase price becomes $20,250,000, and on January 16, 2012, the repurchase price shall become $20,500,000.

On July 4, 2011, the Company entered into an Agreement and Plan of Merger with Radiancy, Inc., a privately held Delaware corporation ("Radiancy") and PHMD Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and majority-owned subsidiary of PhotoMedex, which was amended on October 31, 2011 as the Amended and Restated Agreement and Plan of Merger (the "Amended and Restated Merger Agreement") Pursuant to the Amended and Restated Merger Agreement and subject to customary closing conditions, Merger Sub will merge with and into Radiancy, and Radiancy will become a majority-owned subsidiary of PhotoMedex. Under the terms of the Amended and Restated Merger Agreement, the Company will issue approximately 15.1 million shares of common stock to Radiancy shareholders (other than Radiancy Ltd. which owns 137,056 shares in Radiancy, Inc.). Upon consummation of the merger transactions contemplated by the Amended and Restated Merger Agreement, Radiancy, Ltd. will continue to own 137,056 shares of Radiancy Inc. common stock (approximately 2% of Radiancy equity on an as-converted and fully diluted basis), the Company will own approximately 98% of Radiancy, and Radiancy will become a majority-owned subsidiary of the Company. The merger will be accounted for as a reverse acquisition. In addition, pursuant to the terms of the Amended and Restated Merger Agreement, Radiancy will contribute cash, which will be used in part to fully exercise PhotoMedex' option to repurchase all warrants and secured convertible promissory notes which are held by the Investor and which have an aggregate principal and accrued interest amount at September 30, 2011 of $22.7 million, but depending on the time of payment, may be repurchased at a discount to the aggregate amount of principal and accrued interest. The Amended and Restated Merger Agreement is subject to approval by PhotoMedex’s shareholders. If the Amended and Restated Merger Agreement is not approved by the shareholders, PhotoMedex will be subject to pay termination fees to Radiancy, which could have a significant impact on the Company’s future liquidity. See Note 2, Proposed Merger and Note 11, Convertible Debt for further discussion of the Amended and Restated Merger Agreement.

Summary of Significant Accounting Policies:

Quarterly Financial Information and Results of Operations
The condensed financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year or any future period. While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Company’s recurring fair value measurements at September 30, 2011 and December 31, 2010 are as follows:

	Fair Value as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$2,380,295	$-	$-	$2,380,295

	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative financial instruments (Note 12)	$938,623	$-	$-	$938,623

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

The Company defers substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the reporting period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of September 30, 2011 and 2010, the Company deferred $516,176 and $374,766 respectively, under this approach.

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

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2011, no such impairment exists. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as discontinued operations would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2011, there were no assets to be disposed of.

Patent Costs and Licensed Technologies
Material costs incurred to obtain or defend licensed technologies and certain patents are capitalized and amortized over the shorter of the remaining estimated useful lives or 8 to 12 years. Developed technology was also recorded in connection with the acquisition of ProCyte Corporation (“ProCyte”) in March 2005 and is being amortized on a straight-line basis over seven years. Significant patent costs were recorded in connection with the acquisition of Photo Therapeutics, Inc. (“Photo Therapeutics”) in February 2009 and are being amortized on a straight-line basis over ten years. Other licenses, including the Stern and Mount Sinai licenses, are capitalized and amortized over the estimated useful lives of 10 years. (See Note 5, Patent and Licensed Technologies).

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2011, no such write-down was required. See Impairment of Long-Lived Assets and Intangibles, above.

Other Intangible Assets
Other intangible assets were recorded in connection with the acquisition of ProCyte in March 2005. The assets are being amortized on a straight-line basis over 5 to 10 years. In addition, other intangible assets were recorded in connection with the acquisition of Photo Therapeutics in February 2009. These assets are being amortized on a straight-line basis over 10 years.

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2011 no such write-down was required. See Impairment of Long-Lived Assets and Intangibles, above.

Goodwill
Goodwill was recorded in connection with the acquisition of Photo Therapeutics in February 2009, the acquisition of ProCyte in March 2005 and the acquisition of Acculase Inc. in August 2000.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Management evaluates the recoverability of such goodwill by testing for impairment, at least annually. The first step of the impairment test requires that the Company assess the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second, more detailed assessment. The second step in an assessment which involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. There has been no impairment of goodwill recorded through September 30, 2011.

Accrued Warranty Costs
The Company offers a warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company offers longer periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2011 is summarized as follows:

Nine Months Ended September 30, 2011 (unaudited)
Accrual at beginning of period	$1,001,236
Additions charged to warranty expense	433,994
Expiring warranties	(98,465)
Claims satisfied	(326,642)
Accrual at end of period	$1,010,123

Net Loss Per Share
The Company computes net loss per share by dividing net loss available to common stockholders by the weighted average of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution from the conversion or exercise into common stock of securities such as stock options and warrants.

In these condensed consolidated financial statements, diluted net loss per share is the same as basic net loss per share. Given the Company’s net loss for each period presented, no additional shares for the potential dilution from the conversion of the convertible notes, or from exercise of warrants related to the convertible notes or from other warrants or from the exercise of options into common stock are treated as outstanding in the calculation of diluted net loss per share, since the result would be anti-dilutive. Common stock options and warrants of 473,869 and 638,232 as of September 30, 2011 and 2010, respectively, were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive. Additionally, 227,484 shares of unvested restricted stock as of September 30, 2011 were excluded from the calculation of fully diluted earnings per share since their inclusion would have been anti-dilutive.

Comprehensive Loss
Comprehensive loss is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Comprehensive loss is defined as net income and other changes in stockholders’ investment from transactions and events other than with stockholders. Total comprehensive income (loss) is as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Net loss	$(3,281,186)	$(1,835,100)	$(10,335,464)	$(6,911,315)
Change in cumulative translation adjustment	496	(85,047)	2,340	(19,827)
Comprehensive loss	$(3,280,690)	$(1,920,147)	$(10,333,124)	$(6,931,142)

Supplemental Cash Flow Information
During the nine months ended September 30, 2011, the Company paid interest payable on the convertible notes with an issuance of additional convertible debt amounting to $2,093,694. The Company also issued warrants related to the Term Note held by Clutterbuck Funds which are valued at $433,870, and which offset the carrying value of the Term Note. The Company financed certain insurance policies during the period through notes payable for $410,317.

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

For the nine months ended September 30, 2011 and 2010, the Company paid interest in cash of $266,114 and $362,301, respectively. Income taxes paid in the nine months ended September 30, 2011 and 2010 were immaterial.

Accounting Standards Update
ASU 2011-05 – In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In October 2011, the FASB announced that they are considering deferring certain provisions in ASU 2011-05 related presentation of reclassification adjustments from other comprehensive income to net income. The Company is currently assessing the impact of the adoption of this update on the Company’s financial condition, results of operations and cash flows.

Note 2
Proposed Merger:

On July 4, 2011, the Company entered into an Agreement and Plan of Merger with Radiancy, and Merger Sub, which was amended on October 31, 2011. Pursuant to the Amended and Restated Merger Agreement and subject to customary closing conditions, Merger Sub will merge with and into Radiancy, and Radiancy will become a majority-owned subsidiary of PhotoMedex. Under the terms of the Amended and Restated Merger Agreement, the Company will issue approximately 15.1 million shares of common stock to Radiancy shareholders, other than Radiancy, Ltd.  Upon consummation of the merger transactions contemplated by the Amended and Restated Merger Agreement, Radiancy, Ltd. will continue to own 137,056 shares of Radiancy Inc. common stock (approximately 2% of Radiancy equity on an as-converted and fully diluted basis), the Company will own approximately 98% of Radiancy, and Radiancy will become a majority-owned subsidiary of the Company. In addition, the Company will issue to its shareholders of record warrants to purchase an aggregate of 1,026,267 shares of common stock of the Company (the “Warrants”), and options to purchase 115,400 shares of common stock of the Company to Dennis McGrath and Michael Stewart in connection with their employment agreements with the Company. The Warrants will have the terms set forth therein, including, without limitation, (i) a warrant exercise price of Twenty Dollars ($20.00) per share of common stock of the Company, (ii) an exercise period of three (3) years following the effective time of the merger, and (iii) notwithstanding the three-year exercise period, the right of the Company to notify the holders of Warrants of an earlier expiration of the Warrants at any time following such time as the common stock of the Company will have had a closing trading price in excess of Thirty Dollars ($30.00) per share for a period of twenty (20) consecutive trading days, provided that such earlier expiration date shall not be earlier than that date which is twenty (20) business days following the delivery of such notification by the Company. In order to receive a distribution of warrants in connection with the merger transaction, a person must be a stockholder of record of the Company as of the record date for voting at a meeting of the Company stockholders to be convened for, among other things, approving the merger transaction. Those presently holding options and warrants will not receive a distribution by virtue of such holdings. Such holdings will be entitled to a distribution of warrants if and only if they have been exercised, and shares issued thereon, by the record date.

In addition, pursuant to the terms of the Amended and Restated Merger Agreement, Radiancy will contribute cash, which will be used in part to fully exercise PhotoMedex's option to repurchase all warrants and secured convertible promissory notes which are held by the Investor and which have an aggregate principal and accrued interest amount at September 30, 2011 of $22.7 million, but depending on the time of payment, may be repurchased at a discount to the aggregate amount of principal and accrued interest (see Note 11, Convertible Debt). Further information on this Repurchase Right can be obtained from our Current Report filed on Form 8-K on June 3, 2011.

The Amended and Restated Merger Agreement contains certain termination rights for both Radiancy and the Company and provides that, under certain circumstances, each of Radiancy and the Company, as the case may be, may be required to pay a termination fee. If either party terminates the Amended and Restated Merger Agreement because of a change in board recommendation, or if such party’s board of directors has approved an acquisition proposal or a superior offer, then such terminating party is required to pay a termination fee of $3,000,000 to the other party. In addition, if there is a termination of the Amended and Restated Merger Agreement due to a failure to satisfy certain of the conditions to closing of the Merger, the party so failing to satisfy such condition is required to pay to the other party a termination fee equal to $1,500,000 plus reimbursement of the other party’s expenses. The proposed acquisition and investment are subject to customary closing conditions, including approval by the shareholders of Radiancy of the proposed acquisition and approval by the Company’s stockholders of the proposed acquisition. In addition, either party may terminate the Amended and Restated Merger Agreement if the Merger is not consummated by January 31, 2012.

The merger will be treated by the Company as a reverse merger under the acquisition method of accounting, as prescribed in Accounting Standards Codification 805, “Business Combinations,” for business combinations under GAAP. As the transaction will be a reverse acquisition, Radiancy will be deemed to have acquired the Company. The consideration transferred to PhotoMedex is determined based on the amount of shares that Radiancy would have had to issue to PhotoMedex shareholders in order to provide the same ownership ratios as previously disclosed. The fair value of the consideration effectively transferred by Radiancy should be based on the most reliable measure. In this case, the market price of PhotoMedex shares provides a more reliable basis for measuring the consideration effectively transferred than the estimated fair value of the shares in Radiancy. Financial statements of the new Company issued after the merger will reflect only the operations of the Company’s business after the merger and will not be restated retroactively to reflect the historical financial position or results of operations of the Company.

The proposed acquisition is expected to close in the fourth quarter of 2011.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	September 30, 2011	December 31, 2010
	(unaudited)
Raw materials and work in progress	$5,060,188	$4,114,505
Finished goods	2,517,605	2,026,674
Total inventories	$7,577,793	$6,141,179

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. As of September 30, 2011 and December 31, 2010, the Company carried specific reserves for excess and obsolete stocks against its inventories of $1,090,832 and $1,734,161, respectively.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	September 30, 2011	December 31, 2010
	(unaudited)
Lasers in service	$11,286,322	$14,061,390
Computer hardware and software	373,403	376,393
Furniture and fixtures	790,856	744,991
Machinery and equipment	724,749	835,780
Leasehold improvements	339,423	339,423
	13,514,753	16,357,977
Accumulated depreciation and amortization	(8,646,755)	(9,439,033)
Property and equipment, net	$4,867,998	$6,918,944

Depreciation and related amortization expense was $1,903,705 and $2,357,175 for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011 and December 31, 2010, net property and equipment included $32,419 and $47,776, respectively, of assets recorded under capitalized lease arrangements, of which $34,993 and $49,225 was included in long-term debt at September 30, 2011 and December 31, 2010, respectively. See Note 10, Long-Term Debt.

Note 5
Patents and Licensed Technologies:

Set forth below is a detailed listing of patents and licensed technologies:

	September 30, 2011	December 31, 2010
	(unaudited)
Patents, owned and licensed, at gross costs of $8,033,409, net of accumulated amortization of $2,384,814 and $1,816,979, respectively.	$5,648,595	$6,216,430
Other licensed or developed technologies, at gross costs of $2,337,326, net of accumulated amortization of $1,864,620 and $1,740,228, respectively.	472,706	597,098
	$6,121,301	$6,813,528

Related amortization expense was $692,227 and $718,104 for the nine months ended September 30, 2011 and 2010, respectively. Included in Patents is $7,400,000 in patents, patents pending and related know-how acquired in the Photo Therapeutics transaction. Included in Other Licensed and Developed Technologies, is a license with Stern Laser srl for its lamp-based technology, which was carried on the Company’s books at $411,535, net, as of September 30, 2011. Amortization of this intangible is on a straight-line basis over 10 years, which began in January 2005.

Also included in Other Licensed and Developed Technologies, is an exclusive license, granted on March 31, 2006, by the Mount Sinai School of Medicine of New York University (“Mount Sinai”), effective April 1, 2006, to use Mount Sinai's patented methodology for utilization of ultraviolet laser light for the treatment of vitiligo. The licensed patent is US Patent No. 6,979,327, Treatment of Vitiligo. It was issued December 27, 2005, and the inventor is James M. Spencer, MD, a member of the Company’s Scientific Advisory Board. The license is carried on the Company’s books at $47,961 and $55,954, net at September 30, 2011 and December 31, 2010, respectively. Amortization of this intangible is on a straight-line basis over 10 years, which began in April 2006. The Company is also obligated to pay Mount Sinai a royalty on a combined base of domestic sales of XTRAC treatment codes used for psoriasis as well as for vitiligo.

Estimated amortization expense for amortizable intangible assets for the next five years is $227,000 in the remaining three months of 2011, $895,000 in 2012, $885,000 in 2013, $883,000 in 2014, $752,000 in 2015 and $2,479,000 thereafter.

Note 6
Goodwill and Other Intangible Assets:

As discussed in Note 13, Business Segments and Geographic Data, the Company reorganized its business into four operating units which resulted in a change in reportable segments effective January 1, 2010. Goodwill has been reallocated among the new reportable segments and consisted of the following:

	September 30, 2011	December 31, 2010
	(unaudited)
Physician Domestic segment	$12,793,455	$12,793,455
Physician International segment	4,037,934	4,037,934
Other Channels segment	2,737,811	2,737,811
Total goodwill	$19,569,200	$19,569,200

Set forth below is a detailed listing of other intangible assets, which were acquired from Photo Therapeutics and ProCyte and were recorded at their appraised fair market values at the date of their respective acquisitions:

	September 30, 2011	December 31, 2010
	(unaudited)
Customer Relationships, at gross cost of $2,200,000, net of accumulated amortization of $1,829,167 and $1,791,667, respectively.	$370,833	$408,333
Tradename, at gross cost of $2,100,000, net of accumulated amortization of $977,484 and $819,981, respectively.	1,122,516	1,280,019
	$1,493,349	$1,688,352

Related amortization expense was $195,002 and $267,269 for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expense for amortizable intangible assets for the next five years is $65,000 in the remaining three months of 2011, $260,000 in 2012, $260,000 in 2013, $260,000 in 2014, $173,000 in 2015 and $475,000 thereafter. Customer Relationships embody the value to the Company of relationships that ProCyte and Photo Therapeutics had formed with their customers, as well as the value of a non-compete covenant agreed to by Photo Therapeutics Group Ltd. Tradename includes the name of “ProCyte” and various other trademarks associated with ProCyte products (e.g. “Neova”). It also includes the various trademarks associated with Photo Therapeutics products (e.g. “Omnilux” and “Lumiere”).

Note 7
Accrued Compensation and Related Expenses:

Set forth below is a detailed listing of accrued compensation and related expenses:

	September 30, 2011	December 31, 2010
	(unaudited)
Accrued payroll and related taxes	$227,032	$392,994
Accrued vacation	275,430	146,495
Accrued commissions and bonus	945,585	1,021,798
Accrued severance	32,449	221,506
Total accrued compensation and related expense	$1,480,496	$1,782,793

Note 8
Other Accrued Liabilities:

Set forth below is a detailed listing of other accrued liabilities:

	September 30, 2011	December 31, 2010
	(unaudited)
Accrued professional and consulting fees	$430,500	$203,445
Accrued warranty	1,010,123	1,001,236
Accrued excise taxes and other expenses	701,393	391,671
Accrued sales returns – CVS/pharmacy	169,171	169,171
Total other accrued liabilities	$2,311,187	$1,765,523

Note 9
Notes Payable:

Set forth below is a detailed listing of notes payable. The stated interest rate approximates the effective cost of funds from the notes:

	September 30, 2011	December 31, 2010
	(unaudited)
Note payable – unsecured creditor, interest at 3.78%, payable in monthly principal and interest installments of $45,278 through January 2011.	$-	$45,136
Note payable – unsecured creditor, interest at 4.59%, payable in monthly principal and interest installments of $26,879 through April 2012.	185,305	-
Note payable – unsecured creditor, interest at 3.84%, payable in monthly principal and interest installments of $16,607 through January 2012.	65,899	-

Note Payable – unsecured creditor, interest at 6%, payable in monthly principal and interest installments of $2,880 through June 2012.	22,166	46,477

	273,370	91,613
Less: current maturities	(273,370)	(77,796)
Notes payable, net of current maturities	$-	$13,817

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt.

	September 30, 2011	December 31, 2010
	(unaudited)
Term note, net of unamortized debt discount of $444,720 and $427,433, respectively	$1,855,280	$2,072,567
Total borrowings on term note credit facility, net of unamortized debt discount of $0 and $3,482, respectively	-	775,861
Capital lease obligations	34,993	49,225
Sub-total	1,890,273	2,897,653
Less: current portion	(1,533,723)	(2,867,720)
Total long-term debt	$356,550	$29,933

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

In connection with the issuance of the Term Note to Clutterbuck Funds, the Company issued Clutterbuck Funds a warrant to purchase 102,180 shares of the Company’s common stock for an initial exercise price of $7.34. The warrant is exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price is subject to a one-time downward adjustment if the Company makes certain issuances of its equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant. As a result of the public offering on May 7, 2010, the number of shares which may be purchased under the warrant increased to 125,000 shares, and the exercise price per share of common stock of the warrant was reduced, in accordance with the one-time adjustment, to $6.00 per share. The warrants were treated as a discount to the debt and the discount was being amortized under the effective interest method over the repayment term of 18 months. As of March 31, 2011, the remaining unamortized warrant balance was $293,321; as a result of an extension of the maturity on March 28, 2011 the unamortized discount balance will now be amortized under the effective interest method over the remaining amended repayment period of 21 months.

On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of its loan to the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011 its current maturity date is December 1, 2012. Starting in August 2011, the Company will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company issued to Clutterbuck Funds a second warrant on terms similar to the first warrant that was issued on March 19, 2010, except that it is for the purchase of 109,650 shares of the Company’s common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the holder of the Company’s convertible notes remain in place. The value of the warrants was recorded as a discount to the debt and that discount will be amortized under the effective interest method over the repayment term of 21 months.

On August 12, 2011, Clutterbuck Funds exercised both warrants, totaling 234,650 shares of the Company’s common stock, at a total exercise price of $1,375,005.

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

Term Note Credit Facility
In December 2007, the Company entered into a term-note facility with CIT Healthcare LLC (“CIT Healthcare”) and Life Sciences Capital LLC, as equal participants (collectively, “CIT”), for which CIT Healthcare acts as the agent. The facility originally had a maximum principal amount of $12 million and was for a term of one year. The stated interest rate for any draw under the credit facility was set as 675 basis points above the three-year Treasury rate. CIT levied no points on a draw. Each draw was secured by specific XTRAC laser systems consigned under usage agreements with physician-customers. On September 30, 2008, the Company and CIT amended the credit facility to increase the amount the Company could draw on the credit facility by $1,927,534. The interest rate for draws against this amount was set at 850 basis points above the LIBOR rate two days prior to the draw. Each draw was to be secured by certain XTRAC laser systems consigned under usage agreements with physician-customers and the stream of payments generated from such lasers. Each draw has a repayment period of three years.

In connection with the amendment to the CIT credit facility, the Company issued warrants to purchase an additional 4,589 shares to CIT Healthcare in September 2008. The value of the warrants was recorded as a discount to the debt and is being amortized under the effective interest method over the repayment term of 36 months. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised and there is no down-round price protection provision. The Company computed the value of the warrants using the Black-Scholes method.

As of September 30, 2011, the Company has paid in full the term-note facility with CIT.

Capital Leases
The obligation under capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 4, Property and Equipment).

Future Minimum Payments
The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

Last three months of 2011	$371,963
Year Ended December 31,2012	2,149,416
Year Ended December 31,2013	8,192
Total minimum payments	2,529,571

Less: interest	(194,578)
Less: unamortized warrant discount	(444,720)

Present value of total minimum obligations	$1,890,273

Note 11
Convertible Debt:

In the following table is a summary of the Company’s convertible debt held by the Investor.

	September 30, 2011	December 31, 2010
	(unaudited)
Total borrowings on credit facility	$21,653,149	$19,344,136
Less: current portion	-	-
Total long-term debt	$21,653,149	$19,344,136

The borrowings reflect interest which was earned through September 1, 2011 and which was satisfied in the form of additional convertible notes.

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

The Original Convertible Note was due on February 27, 2014 with interest payments semi-annually at 8%, due on September 1 and March 1 of each year. The interest can be paid by the issuance of additional convertible notes, which have the same interest rate, conversion price per share and maturity date as the Original Convertible Note. The effective interest rate on the Original Convertible Note was 11.64%, which takes into account paid interest as well as accreted interest under an effective interest method from the warrants and loan origination costs. The warrants that were issued give rise to a discount to the debt. This discount, as well as loan origination costs and the transaction fee paid to the Investor, are accreted as interest expense under the effective interest method over the repayment term of 60 months. The Original Convertible Notes, as well as the warrant to purchase common stock of the Company, contain down-round provisions such that the number of underlying shares, and the corresponding price per share, changes if the Company issues stock below the stated conversion and exercise price of the notes and warrant.

In order to consummate the bridge financing with a term note (see Note 10, Term Note), it was necessary to secure the consent of the Investor. As of March 19, 2010, the outstanding principal and accrued interest under the Original Convertible Notes was $19,546,676. In order to obtain the Investor’s consent, the Company agreed to the following modifications to the Original Convertible Notes:

•
The Company combined the aggregate outstanding obligations under the Original Convertible Notes into two convertible notes: Series B-1 and Series B-2. Each note matures on February 27, 2014 and is identical to the original form of convertible note except as noted below. The interest accruing under each note can be paid in the form of additional convertible notes, and in fact the interest earned and payable on September 1, 2010 and on March 1, 2011 was paid in the form of additional convertible notes;

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

Interest at 10% due under the Series B-1 Convertible Note and Series B-2 Convertible Note, and their related convertible notes was paid on September 1, 2011 in the form of additional convertible notes of $153,637 and $918,742, respectively.

Interest at 10% due under the Series B-1 Convertible Note and Series B-2 Convertible Note, and their related convertible notes was paid on March 1, 2011 in the form of additional convertible notes of $146,321 and $874,993, respectively.

As of September 30, 2011, the total amount due under the convertible notes outstanding was $22,519,970. Interest accrued on the outstanding notes but not yet reduced to convertible notes amounted to $187,666. The Series B-1 and Series B-2 notes, and the additional convertible notes issued to pay interest on the Series notes, are convertible into an aggregate of 1,363,039 shares of the Company's common stock. The Series B-2 note and its related additional convertible notes have a conversion price of $17.92306 as of September 30, 2011.

On May 28, 2011, the Company entered into the Repurchase Agreement with the Investor. Pursuant to the terms of the Repurchase Agreement, the Company has a Repurchase Right. Pursuant to the terms of the Repurchase Agreement, the Company has the right to repurchase all (but not less than all) of the Repurchase Securities, in connection with the completion of a Repurchase Transaction, for an amount initially equal to $19,500,000, and which amount increased by $250,000 to $19,750,000 on October 16, 2011, and which amount shall further increase by $250,000on each of November 16, 2011, December 16, 2011, and January 16, 2012; i.e., on November 16, 2011, the repurchase price becomes $20,000,000, on December 16, 2011, the repurchase price becomes $20,250,000, and on January 16, 2012, the repurchase price becomes $20,500,000.

For purposes of the Repurchase Agreement, a “Repurchase Transaction” means a transaction which occurs on, or follows by not more than three (3) business days, the date upon which the Repurchase Right is effectuated (the “Repurchase Right Exercise Date”), and (x) is a financing, refinancing or similar transaction entered into by the Company or an affiliate of the Company which results in neither (i) a Change of Control (as such term is defined in that certain Securities Purchase Agreement, dated as of August 4, 2008, as amended from time to time (the “Securities Purchase Agreement”), by and between the Company and Investor) nor (ii) any consideration being paid to the holders of Company Common Stock in respect of their shares, or (y) results in a Change of Control in which the Company is the surviving entity and no consideration is paid to the holders of Company common stock in respect of their shares, except that such holders may receive, in connection with any such Repurchase Transaction, cash consideration in lieu of fractional shares, or warrants or rights to acquire Company common stock for a per share exercise price that is greater than the Market Price (as such term is defined in the Securities Purchase Agreement) as of the date of this Repurchase Agreement. Further information on the Repurchase Agreement can be obtained from our Current Report filed on Form 8-K on June 3, 2011.

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

The Company may exercise the Repurchase Right to repurchase the Repurchase Securities only in connection with, and up to three business days prior to or simultaneously with, the completion of a Repurchase Transaction. The Repurchase Right shall terminate on the earliest of: (i) except with respect to a Repurchase Transaction described in clause (y) of the definition thereof, (A) the Company’s entering into a definitive agreement providing for a Change of Control or (B) any offer or proposal by a third party to enter into or consummate a transaction which would result in a Change of Control, which proposal is publicly recommended by the Board; (ii) the completion of a Repurchase Transaction unless the Repurchase Right has previously been or is simultaneously exercised and completed; or (iii) January 31, 2012.

Note 12
Warrants

The Company accounts for warrants that have provisions that protect holders from a decline in the issue price of its common stock (or “down-round” provisions) and that contain net settlement provision as liabilities instead of equity. Down-round provisions reduce the exercise or conversion price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise or conversion price of those instruments or issues new warrants or convertible instruments that have a lower exercise or conversion price. Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash. The Company evaluated whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option.

The warrants issued to the Investor, in conjunction with the original $18 million convertible note (see Note 11, Convertible Debt), contain a down-round provision. The Company concluded that the triggering event of the down-round provision was not based on an input to the fair value of “fixed-for-fixed” option and therefore is not considered indexed to the Company’s stock. The warrants contain net settlement provisions, and because they are not indexed to the Company’s stock, they are accounted for as a liability.

The Company recognizes these warrants as a liability at the fair value on each reporting date. The Company measured the fair value of these warrants as of September 30, 2011, and recorded other expense of $131,262 resulting from the increase of the liability associated with the fair value of the warrants for the three month period and recorded other expense of $1,441,672 resulting from the increase of the liability associated with the fair value of the warrants for the nine months ended September 30, 2011, respectively. The Company measured the fair value of these warrants as of September 30, 2010, and recorded other expense of $34,839 resulting from the increase of the liability associated with the fair value of the warrants for the three month period and recorded other expense of $132,795 resulting from the increase of the liability associated with the fair value of the warrants for the nine months ended September 30, 2010, respectively. The Company has accounted for the Investor’s warrants as a liability due to the “down-round” price protection provision. See Note 1, Fair Value Measurements. The Company computed the value of the warrants using the Black-Scholes method. The following are the key assumptions used to value the warrants as of the dates indicated:

	September 30, 2011	December 31, 2010
	(unaudited)
Number of shares underlying warrants	301,288	293,610
Exercise price	$17.92	$18.39
Fair value of warrants	$2,380,295	$938,623
Volatility	86.09%	83.04%
Risk-free interest rate	0.96%	2.71%
Expected dividend yield	0%	0%
Expected warrant life	5.42 years	6.17 years

The Company’s recurring fair value measurements at September 30, 2011 related only to the warrants issued to the Investor, and had a fair value of $2,380,295. The inputs used in measuring the fair value of these warrants are of Level 3, significant unobservable inputs.

No other warrants issued by the Company contain both down-round provisions and net settlement provisions.

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the nine months for all financial liabilities categorized as Level 3 as of September 30, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Warrant liability:
Balance as of December 31, 2010	938,623
Increase in fair value of warrants	1,441,672
Balance as of September 30, 2011	$2,380,295

Note 13
Employee Stock Benefit Plans

The Company has two active, stock-based compensation plans available to grant, among other things, incentive and non-qualified stock options, as well as restricted and unrestricted shares of stock, to employees, directors and third-party service-providers. Under the 2005 Equity Compensation Plan, a maximum of 650,000 shares of the Company’s common stock have been reserved for issuance. At September 30, 2011, 233,156 shares were available for future grants under this plan. Under the Outside Director Plan 29,913 shares were available for issuance as of September 30, 2011. The other stock options plans are frozen and no further grants will be made from them.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2011 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2011	70,661	$28.70
Granted	-	-
Exercised	(166)	6.24
Cancelled	(2,626)	138.20
Outstanding, September 30, 2011	67,869	$24.51
Options exercisable at September 30, 2011	49,219	$31.27

At September 30, 2011, there was $1,859,079 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 7.43 years. The intrinsic value of options outstanding and exercisable at September 30, 2011 was not significant.

There were no stock options issued in the three and nine months ended September 30, 2011 and for the three months ended September 30, 2010. The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the periods ended September 30, 2010, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

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

On March 30, 2011, the Company awarded 200,000 shares of restricted stock to two of its senior executives. These restricted shares have a purchase price of $0.01 per share and the shares originally were to vest, and no longer be subject to the Company’s right of repurchase, over a 10-year period. The awards had provisions such that the vesting of the awards would accelerate upon a change of control and that would oblige the Company, in accordance with the executives’ employment agreements, to pay the executives a tax gross-up on excise taxes that may be triggered by the accelerated vesting. On July 4, 2011, the Company entered into amended and restated restricted stock agreements, amending the restricted stock agreements of March 30, 2011, to remove the tax gross-up provisions~~,~~  and to recast the vesting period such that upon the closing of the merger, each executive would vest in that number of shares that could be vested without causing excise taxes under Sec. 4999 of the Internal Revenue Code to be imposed on the executive, and any remaining shares would vest in substantially equal annual installments over a 3-year period, on each anniversary of the closing of the merger, so long as the executive continues to be employed by the Company on each such date. If the executive’s employment is terminated by the Company without cause, due to his resignation for good reason, or as the result of his death or disability, the vesting of the shares shall be accelerated. The amended and restated agreements of July 4 would take effect, and thus supersede the March 30 agreements, if and only if the merger should be effected. If the merger should not be effected, then the March 30 agreements would continue in force. On August 11, 2011, the executives and the Company again amended and restated the agreements, subject to and effective upon the closing of the merger, to provide that the number of shares that would vest upon the closing of the merger out of the 100,000 shares that were subject to each agreement would further be limited to avoid the loss in any material respect of a deduction under Section 162(m) of the Internal Revenue Code.

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

On April 4, 2011 and June 2, 2011, the Company awarded 39,000 shares of restricted stock to various employees of the Company. These restricted shares have a purchase price of $0.01 per share and the shares will vest, and no longer be subject to the Company’s right of repurchase, over a five-year period. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award.

On May 17, 2011 and June 30, 2011, the Company awarded 5,432 and 3,408 shares of common stock, respectively, for payment of board fees earned for the first and second quarters of 2011. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award.

The Company’s board of directors has approved, subject to stockholder approval, amendments to the 2005 Equity Compensation Plan and Outside Director Plan, in connection with the merger transaction described in Note 2, Proposed Merger. The amendments increase the number of shares of the Company’s common stock reserved for issuance under the plans to 3,000,000 shares and 120,000 shares, respectively, and make certain other changes to the plans.

Compensation expense for the three months ended September 30, 2011 included $33,077 from stock and stock options grants and $59,234 from restricted stock awards. Compensation expense for the three months ended September 30, 2010 included $91,240 from stock options grants and $54,081 from restricted stock awards.

Compensation expense for the nine months ended September 30, 2011 included $94,597 from stock and stock options grants and $137,277 from restricted stock awards. Compensation expense for the nine months ended September 30, 2010 included $276,309 from stock options grants and $162,244 from restricted stock awards.

Compensation expense is presented as part of the operating results in selling, general and administrative expenses. For stock granted to consultants, an additional selling, general and administrative expense in the amount of $0 and $46,000 was recognized during the three and nine months ended September 30, 2011, respectively. For stock options granted to consultants an additional selling, general and administrative expense in the amount of $9,624 and $92,908 was recognized during the three and nine months ended September 30, 2010, respectively.

Note 14
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

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits. Goodwill of $12,793,455, $4,037,934 and $2,737,811 has been allocated to the Physician Domestic, Physician International and Other Channels segments, respectively, based upon the fair value of the reporting segments as of September 30, 2011 and December 31, 2010. (See Note 5, Goodwill and Other Intangible Assets).

The Company revised its results of operations for its business segments for the three and nine months ended September 30, 2010 to reflect a reclass between the Physician International and Surgical Products costs of revenues. The correction had no effect on the Company’s previously reported net loss, consolidated balance sheet, or net cash flows, and is not considered material to any previously reported consolidated financial statements.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended September 30, 2011 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$5,354,292	$1,482,133	$634,905	$660,112	$8,131,442
Costs of revenues	2,470,848	886,085	355,391	339,097	4,051,421
Gross profit	2,883,444	596,048	279,514	321,015	4,080,021
Gross profit %	53.9%	40.2%	44.0%	48.6%	50.2%

Allocated operating expenses:
Selling, general and administrative	2,709,562	101,677	184,495	16,028	3,011,762
Engineering and product development	201,944	104,680	42,501	61,551	410,676

Unallocated operating expenses	-	-	-	-	2,846,547
	2,911,506	206,357	226,996	77,579	6,268,985
Income (loss) from operations	(28,062)	389,691	52,518	243,436	(2,188,964)

Interest expense, net	-	-	-	-	(960,960)
Change in fair value of warrant	-	-	-	-	(131,262)

Net (loss) income	$(28,062)	$389,691	$52,518	$243,436	$(3,281,186)

Three Months Ended September 30, 2010 (unaudited)

	PHYSICIAN DOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$5,171,196	$2,715,582	$524,830	$1,173,440	$9,585,048
Costs of revenues	2,577,683	2,118,701	315,237	618,784	5,630,405
Gross profit	2,593,513	596,881	209,593	554,656	3,954,643
Gross profit %	50.1%	22.0%	40.0%	47.3%	41.3%

Allocated operating expenses:
Selling, general and administrative	2,657,812	195,894	149,957	71,776	3,075,439
Engineering and product development	96,487	80,641	64,131	30,754	272,013

Unallocated operating expenses	-	-	-	-	1,543,739
	2,754,299	276,535	214,088	102,530	4,891,191
Income (loss) from operations	(160,786)	320,346	(4,495)	452,126	(936,548)

Interest expense, net	-	-	-	-	(863,713)
Change in fair value of warrants	-	-	-	-	(34,839)

Net (loss) income	$(160,786)	$320,346	$(4,495)	$452,126	$(1,835,100)

Nine Months Ended September 30, 2011 (unaudited)

	PHYSICIANDOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$15,642,260	$5,030,490	$1,900,628	$2,186,342	$24,759,720
Costs of revenues	7,383,398	3,091,002	1,022,040	1,249,688	12,746,128
Gross profit	8,258,862	1,939,488	878,588	936,654	12,013,592
Gross profit %	52.8%	36.6%	46.2%	42.8%	48.5%

Allocated operating expenses:
Selling, general and administrative	8,525,727	364,177	641,274	65,129	9,596,307
Engineering and product development	652,161	343,379	133,009	181,780	1,310,329

Unallocated operating expenses	-	-	-	-	7,261,632
	9,177,888	707,556	774,283	246,909	18,168,268
Income (loss) from operations	(919,026)	1,231,932	104,305	689,745	(6,154,676)

Interest expense, net	-	-	-	-	(2,739,116)
Change in fair value of warrant	-	-	-	-	(1,441,672)

Net (loss) income	$(919,026)	$1,231,932	$104,305	$689,745	$(10,335,464)

Nine Months Ended September 30, 2010 (unaudited)
	PHYSICIANDOMESTIC	PHYSICIAN INTERN’L	OTHER CHANNELS	SURGICAL PRODUCTS	TOTAL
Revenues	$14,415,407	$5,142,357	$1,943,717	$2,781,532	$24,283,013
Costs of revenues	7,080,523	3,626,337	1,108,468	1,494,683	13,310,011
Gross profit	7,334,884	1,516,020	835,249	1,286,849	10,973,002
Gross profit %	50.9%	29.5%	43.0%	46.3%	45.2%

Allocated operating expenses:
Selling, general and administrative	8,035,983	734,184	479,037	142,886	9,392,090
Engineering and product development	319,424	244,019	232,652	95,007	891,102

Unallocated operating expenses	-	-	-	-	5,065,773
	8,355,407	978,203	711,689	237,893	15,348,965
Income (loss) from operations	(1,020,523)	537,817	123,560	1,048,956	(4,375,963)

Interest expense, net	-	-	-	-	(2,402,557)
Change in fair value of warrants	-	-	-	-	(132,795)

Net (loss) income	$(1,020,523)	$537,817	$123,560	$1,048,956	$(6,911,315)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets:
Total assets for reportable segments	$43,682,340	$44,986,796
Other unallocated assets	3,346,164	4,508,922
Consolidated total	$47,028,504	$49,495,718

For the three and nine months ended September 30, 2011 and 2010 there were no material net revenues attributed to any individual foreign country. Net revenues by geographic area were, as follows:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Domestic	$6,517,701	$6,869,853	$19,155,485	$19,143,687
Foreign	1,613,741	2,715,195	5,604,235	5,139,326
	$8,131,442	$9,585,048	$24,759,720	$24,283,013

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 15
Significant Customer Concentration:

For the three months ended September 30, 2011, revenues to the Company’s international master distributor (GlobalMed Technologies) were $1,047,049, or 12.9%, of total revenues for such period. For the nine months ended September 30, 2011, revenues to the Company’s international master distributor (GlobalMed Technologies) were $3,764,488, or 15.2%, of total revenues for such period. At September 30, 2011, the accounts receivable balance from GlobalMed Technologies was $398,207, or 12.2%, of total net accounts receivable. For the three months ended September 30, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $978,606, or 10.2%, of total revenues for such period. For the nine months ended September 30, 2010, revenues to the Company’s international master distributor (GlobalMed Technologies) were $2,628,862, or 10.8%, of total revenues for such period.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or this Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's estimates based upon current conditions and the most recent results of operations. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “might,” “continue” or the negative or other variations thereof or comparable terminology. We claim the protection of the safe harbor for forward-looking statements, contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Forward-looking statements are not guarantees of performance. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report.

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

For the last several years we have sought to obtain health insurance coverage for XTRAC laser therapy to treat inflammatory skin disease, particularly psoriasis. We now benefit from the fact that, by our estimates, more than 90% of the insured United States population is covered by policies that provide nearly full reimbursement for the treatment of psoriasis by means of an excimer laser.

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

Our Photo Therapeutics Ltd. (“PTL”) products are non-laser light aesthetic devices for the treatment of a range of clinical and non-clinical dermatological conditions. We have incorporated our PTL technology offering into professional products comprising the Omnilux™ systems for the medical market. Our PTL business has a portfolio of independent, experimental research that supports the efficacy and safety of our Omnilux technology system. Based on a patented technology platform comprised of a unique light-emitting diode (“LED”) array, our Omnilux technology delivers narrow-band, spectrally pure light of specific intensity, wavelength and dose to achieve clinically proven results via a process called photo bio-modulation. Since this technology generates nearly no heat, a patient feels no pain or discomfort, resulting in improved regime compliance and a higher likelihood of repeat procedures; this is in direct contrast to the current laser light-based technologies serving the aesthetics market today. Our PTL LED products compete in the professional aesthetics device market for LED aesthetic medical procedures, as well as other non-medical markets around the world.

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

Other Channels

In the Other Channels segment, we derive revenues by selling our skincare and haircare products through non-physician channels. In addition, through our PTL products we have derived revenues from the sale of the Lumiere® systems in the non-medical professional market and our hand-held consumer devices in various on-line and television retail channels.

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

Proposed Merger with Radiancy, Inc.

On July 4, 2011, the Company entered into an Agreement and Plan of Merger with Radiancy, Inc., a privately held Delaware corporation ("Radiancy") and PHMD Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of PhotoMedex, which was amended and restated as of October 31, 2011 (the “Amended and Restated Merger Agreement”). Pursuant to the Amended and Restated Merger Agreement and subject to customary closing conditions, Merger Sub will merge with and into Radiancy, and Radiancy will become a majority-owned subsidiary of PhotoMedex. Under the terms of the Amended and Restated Merger Agreement, the Company will issue approximately 15.1 million shares of common stock to Radiancy shareholders (other than Radiancy, Ltd.) upon the consummation of the merger transactions contemplated by the Amended and Restated Merger Agreement. The merger will be accounted for as a reverse acquisition. In addition, the Company will issue to its shareholders of record warrants to purchase an aggregate of 1,026,267 shares of common stock of the Company (the “Warrants”), of which warrants to purchase 115,400 shares of common stock of the Company will instead be issued as options to Messrs. Dennis McGrath and Michael Stewart in connection with their employment agreements with the Company. The Warrants will have the terms set forth therein, including, without limitation, (i) a warrant exercise price of Twenty Dollars ($20.00) per share of common stock of the Company, (ii) an exercise period of three (3) years following the effective time of the merger, and (iii) notwithstanding the three-year exercise period, the right of the Company to notify the holders of Warrants of an earlier expiration of the Warrants at any time following such time as the common stock of the Company will have had a closing trading price in excess of Thirty Dollars ($30.00) per share for a period of twenty (20) consecutive trading days, provided that such earlier expiration date shall not be earlier than that date which is twenty (20) business days following the delivery of such notification by the Company. In order to receive a distribution of warrants in connection with the merger transaction, a person must be a stockholder of record of the Company as of the record date for voting at a meeting of the Company’s stockholders to be convened for, among other things, approving the merger transaction. Those holding options and warrants will not receive a distribution by virtue of such holdings. Such holdings will be entitled to a distribution of warrants if and only if they have been exercised, and shares issued thereon, by the record date.

In addition, pursuant to the terms of the Amended and Restated Merger Agreement, Radiancy will contribute cash, which will be used in part to fully exercise PhotoMedex’s option to repurchase all warrants and secured convertible promissory notes which are held by the Perseus Partners VII, L.P. (“the Investor”) and which have an aggregate principal and accrued interest amount at September 30, 2011 of $22.8 million, but depending on the time of payment, can be repurchased at a discount to the aggregate amount of principal and accrued interest.

The Amended and Restated Merger Agreement contains certain termination rights for both Radiancy and the Company and provides that, under certain circumstances, each of Radiancy and the Company, as the case may be, may be required to pay a termination fee. If either party terminates the Amended and Restated MergerAgreement because of a change in board recommendation, or if such party’s board of directors has approved an acquisition proposal or a superior offer, then such terminating party is required to pay a termination fee of $3,000,000 to the other party. In addition, if there is a termination of the Amended and Restated Merger Agreement due to a failure to satisfy certain of the conditions to closing of the Merger, the party so failing to satisfy such condition is required to pay to the other party a termination fee equal to $1,500,000 plus reimbursement of the other party’s expenses. The proposed acquisition and investment are subject to customary closing conditions, including approval by the shareholders of Radiancy of the proposed acquisition and approval by our stockholders of the proposed acquisition. In addition, either party may terminate the Amended and Restated MergerAgreement if the Merger is not consummated by January 31, 2012.

The Company and each of Messrs. McGrath, the CEO, and Stewart, the COO, amended their respective Employment Agreements, and the Restricted Stock Agreement of March 30, 2011, and also entered into a separate and new Non-Qualified Option Agreement, which was subsequently amended as of October 31, 2011 in connection with the Amended and Restated Merger Agreement, and Restricted Stock Agreement. These agreements will take effect on the closing date of the merger transaction. The Company also entered into an Amended and Restated Employment Agreement with Dr. Dolev Rafaeli, the CEO of Radiancy. This agreement will also take effect on the closing date of the merger transaction.

The merger will be treated by us as a reverse merger under the acquisition method of accounting, as prescribed in Accounting Standards Codification 805, “Business Combinations,” for business combinations under GAAP. As the transaction will be a reverse acquisition, Radiancy will be deemed to have acquired us. The consideration transferred to PhotoMedex is determined based on the amount of shares that Radiancy would have had to issue to PhotoMedex shareholders in order to provide the same ownership ratios as previously disclosed. The fair value of the consideration effectively transferred by Radiancy should be based on the most reliable measure. In this case, the market price of PhotoMedex shares provides a more reliable basis for measuring the consideration effectively transferred than the estimated fair value of the shares in Radiancy. Financial statements of the new Company issued after the merger will reflect only the operations of our business after the merger and will not be restated retroactively to reflect the historical our financial position or results of our operations.

The proposed acquisition is expected to close in the fourth quarter of 2011.

Sales and Marketing

As of September 30, 2011, our sales and marketing personnel consisted of 64 full-time positions directed to sales as follows: 60 in Physician Domestic, one in Physician International and three in Other Channels.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and nine months ended September 30, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Physician Domestic Revenues	$5,354,292	$5,171,196	$15,642,260	$14,415,407
Physician International Revenues	1,482,133	2,715,582	5,030,490	5,142,357
Other Channels Revenues	634,905	524,830	1,900,628	1,943,717
Total Dermatology Revenues	7,471,330	8,411,608	22,573,378	21,501,481

Surgical Products	660,112	1,173,440	2,186,342	2,781,532

Total Revenues	$8,131,442	$9,585,048	$24,759,720	$24,283,013

Physician Domestic Segment

The following table illustrates the key changes in the revenues of the Physician Domestic segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
XTRAC treatments	$1,905,131	$2,355,078	$5,668,847	$7,109,932
XTRAC laser sales	1,779,701	1,354,665	4,683,466	2,625,371
Skincare products	1,424,447	1,148,818	4,433,378	3,704,715
PTL products	245,013	236,325	856,569	802,603
Other	-	76,310	-	172,786

Total Physician Domestic Revenues	$5,354,292	$5,171,196	$15,642,260	$14,415,407

XTRAC Treatments

Recognized treatment revenue for the three months ended September 30, 2011 and 2010 for domestic XTRAC procedures was $1,905,131 and $2,355,078, respectively, reflecting billed procedures of 27,971 and 34,826, respectively. In addition, 1,811 and 1,441 procedures were performed in the three months ended September 30, 2011 and 2010, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. Recognized treatment revenue for the nine months ended September 30, 2011 and 2010 for domestic XTRAC procedures was $5,668,847 and $7,109,932, respectively, reflecting billed procedures of 88,605 and 110,941, respectively. In addition, 4,472 and 4,232 procedures were performed in the nine months ended September 30, 2011 and 2010, respectively, without billing from us, in connection with clinical research and customer evaluations of the XTRAC laser. There was a decrease in treatment revenues due to a decrease in the installed base of 26% compared to the same nine month period for the prior year. This decrease directly relates to an increase in domestic laser sales over the same period. The additional lasers sold are reflective of an increase in customer demand to own the XTRAC laser.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physicians have been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended September 30, 2011 and 2010, we recognized net revenues of $33,589 (502 procedures) and $22,926 (342 procedures), respectively. For the nine months ended September 30, 2011 and 2010, we deferred net revenues of $173,383 (2,630 procedures) and $107,454 (1,652 procedures), respectively.

The following table sets forth the above analysis for our XTRAC treatments for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Recognized treatment revenue	$1,905,131	$2,355,078	$5,668,847	$7,109,932
Change in deferred treatment revenue	(33,589)	(22,926)	173,383	107,454
Net billed revenue	$1,871,542	$2,332,152	$5,842,230	$7,217,386
Procedure volume total	29,782	36,267	93,077	115,173
Less: Non-billed procedures	(1,811)	(1,441)	(4,472)	(4,232)
Net billed procedures	27,971	34,826	88,605	110,941
Avg. price of treatments billed	$66.91	$66.97	$65.94	$65.06
Change in procedures with deferred treatment revenue, net	(502)	(342)	2,630	1,652

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

XTRAC laser sales

For the three months ended September 30, 2011 and 2010, domestic XTRAC laser sales were $1,779,701 and $1,354,665, respectively. There were 40 and 33 lasers sold during these periods, respectively. For the nine months ended September 30, 2011 and 2010, domestic XTRAC laser sales were $4,683,466 and $2,623,204, respectively. There were 98 and 62 lasers sold during these periods, respectively. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are thus able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model.

Skincare products

For the three months ended September 30, 2011, revenues were $1,424,447 compared to $1,148,818 in the three months ended September 30, 2010. For the nine months ended September 30, 2011 revenues were $4,433,378 compared to $3,704,715 in the nine months ended September 30, 2010. These revenues are generated from the sale of various skin, hair care and wound products to physicians in the domestic market. We believe our skincare products are more susceptible to the macro-economic conditions than our other products because cosmetic products are more likely to be discretionary and not medically necessary.

PTL products

For the three months ended September 30, 2011, PTL product revenues were $245,013 compared to $236,325 for the three months ended September 30, 2010. These revenues are generated from the sale of LED devices. There were 24 and 16 LED units sold during the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2010, PTL product revenues were $856,569 compared to $802,603 for the nine months ended September 30, 2010. There were 73 and 72 LED units sold during the nine months ended September 30, 2011 and 2010, respectively.

Other

For the three and nine months ended September 30, 2010, we had miscellaneous revenues under a now-concluded agreement for the co-promotion of a drug and related device. There were no such revenues in 2011.

Physician International Segment

The following table illustrates the key changes in the revenues of the Physician International segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
International dermatology equipment	$977,091	$2,150,175	$3,166,123	$3,449,437
Skincare products	273,058	323,750	879,144	1,011,730
PTL products	231,984	241,657	985,223	681,190

Total Physician International Revenues	$1,482,133	$2,715,582	$5,030,490	$5,142,357

International dermatology equipment

International sales of our XTRAC and VTRAC laser systems and related parts were $977,091 for the three months ended September 30, 2011 compared to $2,150,175 for the three months ended September 30, 2010. We sold 25 and 62 systems in the three-month periods ended September 30, 2011 and 2010, respectively. International sales of our XTRAC and VTRAC laser systems and related parts were $3,166,123 for the nine months ended September 30, 2011 compared to $3,449,437 for the nine months ended September 30, 2010. We sold 70 and 92 systems in the nine-month periods ended September 30, 2011 and 2010, respectively. The average price of dermatology equipment sold internationally varies due to the quantities of refurbished domestic XTRAC systems and VTRAC systems sold. Both of these products have lower average selling prices than new XTRAC laser systems. However, by adding these to our product offerings along with expanding into new geographic territories where the products are sold, we have been able to increase overall international dermatology equipment revenues.

•
During the three and nine months ended September 30, 2010, we sold 40 lasers to Amico Group, our distributor in the Middle East, as part of the multi-million dollar purchase order received in July 2010. There were no comparable sales to Amico Group in the comparable three and nine month period ended September 30, 2011; and

•
We also sell refurbished domestic XTRAC laser systems into the international market. The selling price for used equipment is substantially less than new equipment, some of which may be substantially depreciated in connection with its use in the domestic market. We sold seven and 14 such lasers in the three and nine months ended September 30, 2011, respectively, at an average price of $23,000. We sold two lasers at an average price of $24,000 in the three months ended September 30, 2010, and 12 such lasers at an average price of $21,500 in the nine months ended September 30, 2010; and

•
In addition to the XTRAC laser system (both new and used), we sell the VTRAC, a lamp-based, alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. In the three and nine months ended September 30, 2011, we sold 15 and 37 VTRAC systems, at an average price of $25,000 and $24,900, respectively. In the three and nine months ended September 30, 2010, we sold 21 and 33 VTRAC systems, at an average price of $24,400 and $24,600, respectively.

The following table illustrates the key changes in our international sales of dermatology equipment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Revenues	$977,091	$2,150,175	$3,166,123	$3,449,437
Less: part sales	(300,091)	(175,425)	(1,030,123)	(560,687)
Laser/lamp revenues	677,000	1,974,750	2,136,000	2,888,750
Laser/lamp systems sold	25	62	70	93
Average revenue per laser/lamp	$27,080	$31,851	$30,514	$31,062

Skincare products

For the three months ended September 30, 2011 revenues were $273,058 compared to $323,750 in the three months ended September 30, 2010. For the nine months ended September 30, 2011 revenues were $879,144 compared to $1,011,730 in the nine months ended September 30, 2010. These revenues are generated from the sale of various skin, hair care and wound products to distributors in international markets.

PTL products

For the three months ended September 30, 2011, PTL product revenues were $231,984 compared to $241,657 in the three months ended September 30, 2010. These revenues are generated from the sale of LED devices. There were 31 and 33 LED units sold during the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, PTL product revenues were $985,223 compared to $681,190 in the nine months ended September 30, 2010. There were 119 and 76 LED units sold during the nine months ended September 30, 2011 and 2010, respectively.

Other Channels Segment

The following table illustrates the key changes in the revenues of the Other Channels segment for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Skincare products	$342,088	$255,976	$951,548	$1,035,672
PTL products	292,817	268,854	949,080	908,045

Total Other Channels revenues	$634,905	$524,830	$1,900,628	$1,973,717

Skincare products

For the three months ended September 30, 2011 revenues from our skincare products were $342,088 compared to $255,976 in the three months ended September 30, 2010. For the nine months ended September 30, 2011 revenues from our skincare products were $951,548 compared to $1,035,672 in the nine months ended September 30, 2010. These revenues are generated from the sale of various skin, hair care and wound and from the sale of copper peptide compound in non-physician related channels.

PTL products

For the three months ended September 30, 2011 and 2010, PTL product revenues were $292,817 and $268,854, respectively. For the nine months ended September 30, 2011 and 2010, PTL product revenues were $949,080 and $908,045, respectively. PTL revenues are generated from the sale of LED devices in the spa and indoor tanning markets.

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

For the three months ended September 30, 2011, surgical products revenues were $660,112 (including international revenues of $131,634) compared to $1,173,440 (including international revenues of $345,777) in the three months ended September 30, 2010. For the nine months ended September 30, 2011, surgical products revenues were $2,186,342 (including international revenues of $571,271) compared to $2,781,532 (including international revenues of $896,362) in the nine months ended September 30, 2010. The decrease in the periods was mainly due to less laser sales between the comparable three and nine-month periods ended September 30, 2011 and 2010.

The change in average price per laser between the periods, as set forth in the table below, was largely due to the mix of lasers sold and partly due to the trade level at which the lasers were sold (i.e. wholesale, which is mostly international, versus retail). Included in laser sales during the three months ended September 30, 2011 and 2010 were sales of 4 and 10 diode lasers, respectively. Included in laser sales during the nine months ended September 30, 2011 and 2010 were sales of 10 and 23 diode lasers, respectively. The diode lasers have lower sales prices than our other types of lasers.

The following table illustrates the key changes in the revenues of the Surgical Products segment for the periods reflected below, showing gross revenues from laser systems, fibers and other disposables, and revenues specific to laser systems:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Revenues	$660,112	$1,173,440	$2,186,342	$2,781,532
Laser systems sold	4	16	11	30
Laser system revenues	$76,200	$444,295	$208,792	$792,485
Average revenue per laser	$19,050	$27,768	$18,981	$26,416

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

Product cost of revenues for the three months ended September 30, 2011 was $2,743,243, compared to $4,207,639 in the comparable period in 2010. The $1,464,396 decrease is due to the decreases in laser sales for the Physician International and Surgical Products segments.

Product cost of revenues for the nine months ended September 30, 2011 was $8,842,103, compared to $9,034,874 in the comparable period in 2010. The $192,771 decrease is due to the decreases in laser sales for the Physician International and Surgical Products segments, offset in part by the increase in laser sales in the Physician Domestic segment.

Service cost of revenues was $1,308,178 in the three months ended September 30, 2011 compared to $1,422,766 in the comparable period in 2010, representing a decrease of $114,588. The decrease is directly related to the decrease in Physician Domestic segment costs of $99,172 related to our XTRAC treatments.

Service cost of revenues was $3,904,025 in the nine months ended September 30, 2011 compared to $4,275,137 in the comparable period in 2010, representing a decrease of $371,112. The decrease is directly related to the decrease in Physician Domestic segment costs of $324,008 related to our XTRAC treatments.

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

The following table illustrates the key changes in cost of revenues for the periods reflected below:

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Product:
Physician Domestic	$1,179,181	$1,186,844	$3,528,478	$2,901,595
Physician International	886,085	2,118,701	3,091,002	3,626,337
Other Channels	355,391	315,237	1,022,040	1,108,468
Surgical Products	322,586	586,857	1,200,586	1,398,474
Total Product costs	$2,743,243	$4,207,639	$8,842,103	$9,034,874

Services:
Physician Domestic	$1,291,667	$1,390,839	$3,854,920	$4,178,928
Surgical Products	16,511	31,927	49,105	96,209
Total Services costs	$1,308,178	$1,422,766	$3,904,025	$4,275,137

Total Costs of Revenues	$4,051,421	$5,630,405	$12,746,128	$13,310,011

Gross Profit Analysis

Gross profit increased to $4,080,021 during the three months ended September 30, 2011 from $3,954,643 during the same period in 2010. As a percent of revenues, gross margin increased to 50.2% for the three months ended September 30, 2011 from 41.3% for the same period in 2010. Gross profit increased to $12,013,592 during the nine months ended September 30, 2011 from $10,973,002 during the same period in 2010. As a percentage of revenues, gross margin increased to 48.5% for the nine months ended September 30, 2010 from 45.2% for the same period in 2010.

The following table analyzes changes in our overall gross profit for the periods reflected below:

Company Profit Analysis	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2010	2010	2011	2010
Revenues	$8,131,442	$9,585,048	$24,759,720	$24,283,013
Percent (decrease) increase	(15.2%)		2.0%
Cost of revenues	4,051,421	5,630,405	12,746,128	13,310,011
Percent decrease	(28.0%)		(4.2%)
Gross profit	$4,080,021	$3,954,643	$12,013,592	$10,973,002
Gross margin percentage	50.2%	41.3%	48.5%	45.2%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended September 30, 2011, compared to the same period in 2010 were as follows:

•
We sold approximately $425,000 more in domestic XTRAC lasers in the three months ended September 30, 2011 than in the comparable prior year period. The margin on these capital equipment sales was 73% in the three months ended September 30, 2011 compared to 61% in the comparable period in 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
Through our international dermatology equipment channel, we sold 10 XTRAC laser systems and 15 VTRAC lamp-based excimer systems during the three months ended September 30, 2011 and 41 XTRAC laser systems and 21 VTRAC systems in the comparable period in 2010. Included in the 10 XTRAC lasers systems sold were 7 used laser systems, which have a lower average selling price than new laser systems. Although more laser systems were sold in the three months ended September 30, 2010, those laser systems were sold at much lower margins than the laser systems sold in the three months ended September 30, 2011. Included in the 41 XTRAC lasers systems sold in the three months ended September 30, 2010 were 40 laser systems to Amico Group, our distributor in the Middle East, which had a lower average selling price and gross margin percentage. There were no such laser systems sold into this market in the three months ended September 30, 2011. Consequently, gross margin percentage increased as a result of the mix of units sold.

•
There was additional excess and obsolete expense of $123,000 for the Skincare products due to discontinuation and/or reformulation of some of the products during the three months ended September 30, 2010. There was no comparable expense for the three months ended September 30, 2011.

•
Offsetting the above items that had a positive impact on gross profit, gross profit decreased as a result of the XTRAC treatment revenues decreased by $450,000 in the three months ended September 30, 2011 than in the comparable prior year period. The decrease in treatment revenues is due to a decrease in the installed base of 26% compared to the same three month period for the prior year. This decrease directly relates to an increase in domestic laser sales over the same period. Due to the decrease in the installed base of lasers, the corresponding depreciation expense on those lasers decreased approximately $194,000 over the comparable prior year period.

The primary reasons for the changes in gross profit and the gross margin percentage for the nine months ended September 30, 2011, compared to the same period in 2010 were as follows:

•
Through our international dermatology equipment channel, we sold 33 XTRAC laser systems and 37 VTRAC lamp-based excimer systems during the nine months ended September 30, 2011 and 59 XTRAC laser systems and 33 VTRAC systems in the comparable period in 2010. Although more laser systems were sold in the nine months ended September 30, 2010, those laser systems were sold at much lower margins than the laser systems sold in the nine months ended September 30, 2011. Included in the 37 XTRAC lasers systems sold were 14 used laser systems, which have a lower average selling price than new laser systems. Included in the 60 XTRAC lasers systems sold were 40 laser systems to Amico Group, our distributor in the Middle East and 12 used laser systems, both of which have a lower average selling price and gross margin percentage. Consequently, gross margin increased as a result of the mix of units sold.

•
We sold approximately $2,060,000 more in domestic XTRAC lasers in the nine months ended September 30, 2011 than in the comparable prior year period. The margin on these capital equipment sales was 70% in the nine months ended September 30, 2011 compared to 65% in the comparable period in 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
There was additional excess and obsolete expense of $123,000 for the Skincare products due to discontinuation and/or reformulation of some of the products during the nine months ended September 30, 2010. There was no comparable expense for the three months ended September 30, 2011.

•
Offsetting the above items that had a positive impact on gross profit, gross profit decreased as a result of the XTRAC treatment revenues decreased by $1,443,000 in the nine months ended September 30, 2011 from revenues in the comparable prior year period. The decrease in treatment revenues is due to a decrease in the installed base of 26% compared to the prior year period. This decrease directly relates to an increase in domestic laser sales over the same period. Due to the decrease in the installed base of lasers, the corresponding depreciation expense on those lasers decreased approximately $425,000 over the comparable prior year period.

The following table analyzes the gross profit for our Physician Domestic segment for the periods presented below:

Physician Domestic Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Revenues	$5,354,292	$5,171,196	$15,642,260	$14,415,407
Percent increase	3.5%		8.5%
Cost of revenues	2,470,848	2,577,683	7,383,398	7,080,523
Percent (decrease) increase	(4.1%)		4.3%
Gross profit	$2,883,444	$2,593,513	$8,258,862	$7,334,884
Gross margin percentage	53.9%	50.1%	52.8%	50.9%

Gross profit increased for this segment for the three months ended September 30, 2011 from the comparable period in 2010 by $289,931. The key factors contributing to the increase were as follows:

•
We sold approximately $425,000 more in domestic XTRAC lasers in the three months ended September 30, 2011 than in the comparable prior year period. The margin on these capital equipment sales was 73% in the three months ended September 30, 2011 compared to 61% in the comparable period in 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
For the three months ended September 30, 2011, the skincare product revenues increased $276,000 over the prior year period, while the cost of sales for these products increased $24,000 for the same comparable period.

•
For the three months ended September 30, 2011, PTL product revenues were consistent with the prior year period, while the cost of sales for these products increased $13,000 for the same comparable period.

•
The XTRAC treatment revenues decreased by $450,000 in the three months ended September 30, 2011 than in the comparable prior year period. The decrease in treatment revenues is due to a decrease in the installed base of 26% compared to the same three month period for the prior year. This decrease directly relates to an increase in domestic laser sales over the same period. Due to the decrease in the installed base of lasers, the corresponding depreciation expense on those lasers decreased approximately $194,000 over the comparable prior year period.

Gross profit increased for this segment for the nine months ended September 30, 2011 from the comparable period in 2010 by $923,978. The key factors contributing to the increase were as follows:

•
We sold approximately $2,060,000 more in domestic XTRAC lasers in the nine months ended September 30, 2011 than in the comparable prior year period. The margin on these capital equipment sales was 70% in the nine months ended September 30, 2011 compared to 65% in the comparable period in 2010. Certain of these lasers were being depreciated until the time of sale, since they were previously utilized as field placements.

•
For the nine months ended September 30, 2011, the skincare product revenues increased $729,000 over the prior year period, while the cost of sales for these products increased $226,000 for the same comparable period.

•
For the nine months ended September 30, 2011, PTL product revenues increased $54,000 over the prior year period, while the cost of sales for these products decreased $43000 for the same comparable period.

•
During the nine months ended September 30, 2010, there was an increase in certain allocable XTRAC manufacturing overhead costs due to an under-absorption of the overhead costs of approximately $248,000. This increase was due to delays in production during the first half of 2010.

•
Offsetting the above items which had a positive impact on gross profit, the XTRAC treatment revenues decreased by $1,443,000 in the nine months ended September 30, 2011 from revenues in the comparable prior year period. The decrease in treatment revenues is due to a decrease in the installed base of 26% compared to the prior year period. This decrease directly relates to an increase in domestic laser sales over the same period. Due to the decrease in the installed base of lasers, the corresponding depreciation expense on those lasers decreased approximately $425,000 over the comparable prior year period.

The following table analyzes the gross profit for our Physician International segment for the periods presented below:

Physician International Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Revenues	$1,482,133	$2,715,582	$5,303,490	$5,142,357
Percent (decrease) increase	(45.4%)		3.0%
Cost of revenues	886,085	2,118,701	3,091,002	3,626,337
Percent decrease	(58.2%)		(14.8%)
Gross profit	$596,048	$596,881	$2,212,488	$1,516,020
Gross margin percentage	40.2%	22.0%	41.7%	29.5%

Gross profit for the three months ended September 30, 2011 was flat to the comparable period in 2010. The key factors involved were as follows:

•
We sold 10 XTRAC laser systems and 15 VTRAC lamp-based excimer systems during the three months ended September 30, 2011 and 41 XTRAC laser systems and 21 VTRAC systems in the comparable period in 2010. Although more laser systems were sold in the three months ended September 30, 2010, those laser systems were sold at much lower margins than the laser systems sold in the three months ended September 30, 2011. Included in the 10 XTRAC lasers systems sold were 7 used laser systems, which have a lower average selling price than new laser systems. Included in the 41 XTRAC lasers systems sold in the three months ended September 30, 2010 were 40 laser systems to Amico Group, our distributor in the Middle East, which had a lower average selling price and gross margin percentage. There were no such laser systems sold into this market in the three months ended September 30, 2011. Consequently, gross margin percentage increased as a result of the mix of units sold.

•
XTRAC part sales increased 71% or $125,000 for the three months ended September 30, 2011 as compared to the same period in 2010. There has been a change in the types of parts sold over the comparable periods which has resulted in a 10% decrease in gross margin percentage on the laser parts.

•
For the three months ended September 30, 2011, skincare product revenues decreased $51,000 over the prior year period, while the cost of sales for these products decreased $40,000 for the same comparable period.

Gross profit for the nine months ended September 30, 2011 increased by $696,468 from the comparable period in 2010. The key factors contributing to the increase were as follows:

•
For the nine months ended September 30, 2011, PTL product revenues increased $304,000 over the prior year period, while the cost of sales for these products increased $147,000 for the same comparable period.

•
We sold 33 XTRAC laser systems and 37 VTRAC lamp-based excimer systems during the nine months ended September 30, 2011 and 59 XTRAC laser systems and 33 VTRAC systems in the comparable period in 2010. Although more laser systems were sold in the nine months ended September 30, 2010, those laser systems were sold at much lower margins than the laser systems sold in the nine months ended September 30, 2011. Included in the 37 XTRAC lasers systems sold were 14 used laser systems, which have a lower average selling price than new laser systems. Included in the 60 XTRAC lasers systems sold were 40 laser systems to Amico Group, our distributor in the Middle East and 12 used laser systems, both of which have a lower average selling price and gross margin percentage. Consequently, gross margin increased as a result of the mix of units sold.

•
XTRAC part sales increased 84% or $469,000 for the nine months ended September 30, 2011 as compared to the same period in 2010. There has been a change in the types of parts sold over the comparable periods which has resulted in a 10% decrease in gross margin percentage on the laser parts.

•
For the nine months ended September 30, 2011, skincare product revenues decreased $133,000 over the prior year period, while the cost of sales for these products decreased $59,000 for the same comparable period.

•
Gross profit for the nine months ended September 30, 2010 was negatively impacted by increases in certain allocable XTRAC manufacturing overhead costs that are charged against international dermatology equipment. These increased costs, which approximate $135,000, related to an under-absorption of manufacturing costs due to delays in production.

The following table analyzes the gross profit for our Other Channels segment for the periods presented below:

Other Channels Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Revenues	$634,905	$524,830	$1,900,628	$1,943,717
Percent increase (decrease)	21.0%		(2.2%)
Cost of revenues	355,391	315,237	1,022,040	1,108,468
Percent increase (decrease)	12.7%		(7.8%)
Gross profit	$279,514	$209,593	$878,588	$835,249
Gross margin percentage	44.0%	39.9%	46.2%	43.0%

Gross profit increased for the three months ended September 30, 2011 by $69,921 from the comparable period in 2010. The key factors contributing to the changes in this business segment were as follows:

•
For the three months ended September 30, 2011, PTL product revenues increased $24,000 over the prior year period, while the cost of sales for these products increased $26,000 mainly due to the reallocation of duties previously performed in the UK to within our current US operations.

•
For the three months ended September 30, 2011, skincare product revenues increased $86,000 over the prior year period, while the cost of sales for these products increased $14,000 for the same comparable period.

Gross profit increased for the nine months ended September 30, 2011 by $43,339 from the comparable period in 2010. The key factors contributing to the changes in this business segment were as follows:

•
For the nine months ended September 30, 2011, skincare product revenues decreased $84,000 over the prior year period, while the cost of sales for these products decreased $32,000 for the same comparable period.

•
For the nine months ended September 30, 2011, PTL product revenues increased $41,000 over the prior year period, while the cost of sales for these products decreased $53,000 mainly due to the reallocation of duties previously performed in the UK to within our current US operations.

The following table analyzes the gross profit for our Surgical Products segment for the periods presented below:

Surgical Products Segment	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2011	2010	2011	2010
Revenues	$660,112	$1,173,440	$2,186,342	$2,781,532
Percent decrease	(43.7%)		(21.4%)
Cost of revenues	339,097	592,570	1,249,688	1,494,683
Percent decrease	(42.8%)		(16.4%)
Gross profit	$321,015	$580,870	$936,654	$1,286,849
Gross margin percentage	48.6%	49.5%	42.8%	46.3%

Gross profit for our Surgical Products segment in the three months ended September 30, 2011 decreased by $259,855 from the comparable period in 2010. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the three months ended September 30, 2011 decreased by $513,300 from the three months ended September 30, 2010. There were 4 laser systems sold in the three months ended September 30, 2011 as compared to 16 laser systems sold in the comparable period of 2010.

•
Gross profit was impacted by a decrease in sales of disposables between the periods, which have a higher gross margin as a percentage of revenues than lasers. Fiber and other disposables sales decreased 20% between the comparable three-month periods ended September 30, 2011 and 2010.

Gross profit for our Surgical Products segment in the nine months ended September 30, 2011 decreased by $350,195 from the comparable period in 2010. The key factors impacting gross profit were as follows:

•
This segment includes product sales of surgical laser systems and laser disposables. Disposables are more profitable than laser systems, but the sale of laser systems generates the subsequent recurring sale of laser disposables.

•
Revenues for the nine months ended September 30, 2011 decreased by $595,000 from the nine months ended September 30, 2010. There were 11 laser systems sold in the nine months ended September 30, 2011 as compared to 30 laser systems sold in the comparable period of 2010. Additionally, the lasers sold in the 2011 period were sold at lower average prices than those sold in the comparable period in 2010. The decrease in average price per laser was largely due to the mix of lasers sold and volume discounts.

•
Sales of disposables have a higher gross margin as a percentage of revenues than lasers. Fiber and other disposables sales remained flat between the comparable nine-month periods ended September 30, 2011 and 2010.

Selling, General and Administrative Expenses

For the three months ended September 30, 2011, selling, general and administrative expenses increased to $5,858,309 from $4,619,178 for the three months ended September 30, 2010 primarily for the following reasons:

•	We expensed approximately $1,137,000 of costs related to a pending merger transaction.
•	There was a $167,000 increase in salaries, benefits and travel expenses associated with an increase in the sales and marketing force.
•	There was an increase in public relations expenses of approximately $73,000 due to our increased marketing efforts.
•	There was also an increase in bad debt expense of $37,000 in the current year period.
•	Partially offsetting the above increases, we had a reduction of costs in our UK offices of approximately $69,000 due to the closing of the two office locations.
•	There was a decrease of approximately $63,000 in stock compensation expense in the current year period. This was due to the completion of the option exchange program in 2010.

For the nine months ended September 30, 2011, selling, general and administrative expenses increased to $16,857,939 from $14,457,863 for the nine months ended September 30, 2010 primarily for the following reasons:

•	We expensed approximately $2,199,000 of costs related to a pending merger transaction.
•	There was a $551,000 increase in salaries, benefits and travel expenses associated with an increase in the sales and marketing force.
•	There was an increase in public relations expenses of approximately $335,000 due to our increased marketing efforts.
•	Partially offsetting the above increases, we had a reduction of costs in our UK offices of approximately $319,000 due to the closing of the two office locations.
•	There was a decrease of approximately $254,000 in stock compensation expense in the current year period. This was due to the completion of the option exchange program in 2010.
•	There was also a decrease in bad debt expense of $195,000 in the current year period.
•	Additionally, there was a decrease in amortization expense of $72,000 related to intangibles that are fully amortized.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2011 increased to $410,676 from $272,013 for the three months ended September 30, 2010. Engineering and product development expenses for the nine months ended September 30, 2011 increased to $1,310,329 from $891,102 for the nine months ended September 30, 2010. The increase is directly related to engineering and product development expenses related to the XTRAC products. These personnel were previously devoted to manufacturing and thus included in cost of sales for the comparable prior year period.

Interest Expense, Net

Net interest expense for the three months ended September 30, 2011 increased to $960,960 from $863,713 for the three months ended September 30, 2010. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Three Months Ended September 30, (unaudited)
	2011	2010	Change

Interest expense	$960,979	$870,088	$90,891
Interest income	(19)	(6,375)	(6,356)
Net interest expense	$960,960	$863,713	$97,247

Net interest expense for the nine months ended September 30, 2011 increased to $2,739,116 from $2,402,557 for the nine months ended September 30, 2010. The change in net interest expense was the result of the interest expense on the convertible debt which was issued on February 27, 2009. The following table illustrates the change in interest expense, net:

	Nine Months Ended September 30, (unaudited)
	2011	2010	Change

Interest expense	$2,739,199	$2,409,301	$329,898
Interest income	(83)	(6,744)	(6,661)
Net interest expense	$2,739,116	$2,402,557	$336,559

Change in Fair Value of Warrants

In accordance with FASB ASC 470, “Debt – Debt with Conversion and Other Options” (“ASC Topic 470”) warrants issued in connection with the financing to acquire PTL were recorded at fair value and recognized as liabilities. In accordance with the provisions of FASB ASC 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), we measured the fair value of these warrants as of September 30, 2011, and recorded $131,262 and $1,441,672 for the three and nine months ended September 30, 2011 in other expense, in recording the liabilities associated with these warrants at their fair value as of September 30, 2011. We measured the fair value of these warrants as of September 30, 2010, and recorded $34,839 and $132,795 for the three and nine months ended September 30, 2010 in other expense, in recording the liabilities associated with these warrants at their fair value as of September 30, 2010.

Net Loss

The factors described above resulted in a net loss of $3,281,186 during the three months ended September 30, 2011, as compared to a net loss of $1,835,100 during the three months ended September 30, 2010, an increase of 79%. The factors described above resulted in a net loss of $10,335,464 during the nine months ended September 30, 2011, as compared to a net loss of $6,911,315 during the nine months ended September 30, 2010, an increase of 50%.

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

We also present non-GAAP adjusted net income (loss) per share which is derived by dividing non-GAAP adjusted net income (loss) by the shares used in computing basic and diluted net loss per share. Non-GAAP adjusted net income (loss) per share is considered to be a non-GAAP financial measure and should be viewed in conjunction with basic and diluted net loss per share on the Condensed Consolidated Statement of Operations.

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

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods:

	For the Three Months ended September 30,
	2011	2010	Change

Net loss	$(3,281,186)	$(1,835,100)	$(1,446,086)

Components included in net loss:
Depreciation and amortization	882,282	1,084,055	(201,773)
Stock-based compensation expense	92,311	154,945	(62,634)
Inventory valuation, severance and bad debt expenses	9,819	122,961	(113,142)
Expenses related to pending merger	1,137,389	-	1,137,389
Interest expense, net	960,960	863,713	97,247
Change in fair value of warrants	131,262	34,839	96,423
Non-GAAP adjusted net (loss) income	$(67,163)	$425,413	$(492,576)

Shares used in computing basic net loss per share	3,015,248	2,772,637

Non-GAAP adjusted net (loss) income per share	$(0.02)	$0.15

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods:

	For the Nine Months ended September 30,
	2011	2010	Change

Net loss	$(10,335,464)	$(6,911,315)	$(3,424,149)

Components included in net loss:
Depreciation and amortization	2,790,934	3,342,548	(551,614)
Stock-based compensation expense	277,873	531,461	(253,588)
Inventory valuation, severance and bad debt expenses	9,819	176,166	(166,347)
Expenses related to pending merger	2,199,068	-	2,199,068
Interest expense, net	2,739,116	2,402,557	336,559
Change in fair value of warrants	1,441,672	132,795	1,308,877
Non-GAAP adjusted net loss	$(876,982)	$(325,788)	$(551,194)

Shares used in computing basic net loss per share	2,868,619	2,523,838

Non-GAAP adjusted net loss per share	$(0.31)	$(0.13)

Liquidity and Capital Resources

We have historically financed our operations with cash provided by equity financing and from lines of credit.

At September 30, 2011, our current ratio was 1.18 compared to 1.30 at December 31, 2010. As of September 30, 2011 we had $2,148,517 of working capital compared to $3,122,546 as of December 31, 2010. Cash and cash equivalents were $2,417,349 as of September 30, 2011, as compared to $3,523,948 as of December 31, 2010.

Based on our resources available at September 30, 2011, we believe that we can fund our operations through and beyond the fourth quarter of 2012. However, given the uncertainty in the general economic conditions and its impact on our business and industry, and in light of our historical operating losses and negative cash flows, there is no assurance that we will not require additional funds in order to continue as a going concern through and beyond the fourth quarter of 2012.

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

On March 28, 2011, Clutterbuck Funds LLC (“Clutterbuck Funds”) agreed to extend the maturity date of its loan with the Company, of which the principal of $2.5 million was to be paid at maturity. Previously, the loan matured on September 19, 2011; it will now mature on December 1, 2012. Starting in August 2011, the Company will begin monthly installments of principal such that the final payment at maturity will be $75,000. To induce the modifications to the terms of its loan, the Company has issued to Clutterbuck Funds a second warrant on terms similar to the first warrant that was issued on March 19, 2010, except that it is for the purchase of 109,650 shares of our common stock at an exercise price of $5.70 per share. The collateral securing the first-position security interest of Clutterbuck Funds and the second-position security interest of the Investor will remain in place.

On May 28, 2011, the Company entered into a Repurchase Right Agreement (the “Agreement”), dated as of May 27, 2011, with the Investor. Pursuant to the terms of the Agreement, the Company has the right to repurchase securities held by the Investor and its former director appointee to the board of directors of the Company, on the terms and conditions set forth in the Agreement. Pursuant to the terms of the Agreement, the Company has the right to repurchase all (but not less than all) of the Repurchase Securities, in connection with the completion of a “Repurchase Transaction” (as defined in Note 11, Convertible Debt), for an amount equal to $19,500,000, and which amount shall increase by $250,000 on each of October 16, 2011, November 16, 2011, December 16, 2011, and January 16, 2012; i.e., on October 16, 2011, the repurchase price shall become $19,750,000, on November 16, 2011, the repurchase price shall become $20,000,000, on December 16, 2011, the repurchase price shall become $20,250,000, and on January 16, 2012, the repurchase price shall become $20,500,000.

On August 12, 2011, The Company received $1,375,005 in gross proceeds due to Clutterbuck Funds exercising its 234,650 warrants.

Interest at 10% was paid on September 1, 2011 in the form of additional convertible notes amounting to $1,072,380 ($153,637 for the Series B-1 and $918,742 for the Series B-2).

As of October 31, 2011, the Company entered into the Amended and Restated Merger Agreement, pursuant to which and subject to customary closing conditions, Merger Sub will merge with and into Radiancy, and Radiancy will become a majority-owned subsidiary of PhotoMedex. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Proposed Merger with Radiancy, Inc”, for more information. Pursuant to the terms of the Amended and Restated Merger Agreement, Radiancy will contribute cash, which will be used in part to fully exercise PhotoMedex’ option to repurchase all warrants and secured convertible promissory notes which are held by the Investor and which have an aggregate principal and accrued interest amount at September 30, 2011 of $22.7 million, but depending on the time of payment, may be repurchased at a discount to the aggregate amount of principal and accrued interest. The Amended and Restated Merger Agreement is subject to approval by PhotoMedex’s shareholders. If the Amended and Restated Merger Agreement is not approved by the shareholders, PhotoMedex will be subject to pay termination fees to Radiancy, which could have a significant impact on the Company’s future liquidity.

Net cash and cash equivalents used in operating activities was $1,504,672 for the nine months ended September 30, 2011 compared to $816,822 for the nine months ended September 30, 2010. The increase was primarily due to the increases in inventories, which was partly offset by an increase in accounts payable.

Net cash and cash equivalents provided by investing activities was $148,524 for the nine months ended September 30, 2011 compared to cash used of $814,729 for the nine months ended September 30, 2010. This was primarily due to a decrease in the placement of lasers into service.

When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years such retirements of lasers from service have been immaterial.

Net cash and cash equivalents provided by financing activities was $242,455 for the nine months ended September 30, 2011 compared to $2,052,112 for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, we had repayments of $979,343 on the line of credit and $242,792 for certain notes payable. We received $1,375,006 from the exercise of warrants by Clutterbuck Funds. In the nine months ended September 30, 2010 we received $2.5 million in proceeds in the term debt financing and $3.2 million in proceeds from the issuance of common stock, which were partially offset by repayment of $2,486,738 on the line of credit, $346,756 for certain notes payable and $743,166 in registration costs.

Commitments and Contingencies

Except for break-up and termination fees associated with a pending merger transaction, discussed in Note 17, Subsequent Event, in the financial statements, during the three and nine months ended September 30, 2011, there were no other items that significantly impacted our commitments and contingencies as discussed in the notes to our 2010 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2011, PhotoMedex has no off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on PhotoMedex’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to PhotoMedex.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Certain of our outstanding warrants are accounted for as derivative financial instruments. The derivative financial instruments are revalued each period, which may cause material fluctuations in our results of operations. As a result of this volatility, we may experience material swings in our net loss or income attributable to common stockholders. We are presenting pro-forma information which shows the effect on the derivative liability if our common stock price of $12.48 on September 30, 2011 had been increased or decreased by $1.50.

The following table shows the effect of exogenous changes in the price of our common stock on the derivative financial instruments shown in the condensed consolidated balance sheets and the increase in fair value of derivative financial instruments and net loss attributable to our common stockholders shown in the condensed consolidated statement of operations as of September 30, 2011.

		Pro-forma Information
	As Reported September 30, 2011	Common Stock Price Reduction	Common Stock Price Increase

Common stock price	$12.48	$10.98	$13.98

Condensed Consolidated Balance Sheet:
Derivative financial instruments	$2,380,295	$2,022,004	$2,746,166

Change in fair value of derivative financial instruments	$-	$(358,291)	$365,871

Condensed Consolidated Statement of Operations:
Increase in fair value of derivative financial instruments	$131,262	$(227,029)	$497,133

Net loss attributable to common stockholders	$(3,281,186)	$(2,922,895)	$(3,647,057)

Foreign Exchange Risk

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

Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the three and nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business. The Company believes, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

As of September 30, 2011, the Company’s risk factors have not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. Removed and Reserved

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

2.10
Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (Incorporated by reference to Exhibit 2.1 to Form S-4/A, filed with the Securities and Exchange Commission on November 2, 2011)

4.24	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (Incorporated by reference to Exhibit 4.24 to Form S-4, filed with the Securities and Exchange Commission on August 12, 2011)
4.25	Secured Convertible Promissory Note, dated September 1, 2011, in favor of Perseus Partners VII, L.P. (Series B-1, at 10%)
4.26	Secured Convertible Promissory Note, dated September 1, 2011, in favor of Perseus Partners VII, L.P. (Series B-2, at 10%)
10.49	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 8, 2011)
10.50
Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (Incorporated by reference to Exhibit 10.50 to Form S-4, filed with the Securities and Exchange Commission on August 12, 2011)

10.51	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 8, 2011)
10.52	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 8, 2011)
10.53	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Michael Stewart on July 4, 2011. (Incorporated by reference to Exhibit 10.5 to Form 8-K filed July 8, 2011)
10.54
Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (Incorporated by reference to Exhibit 10.54 to Form S-4, filed with the Securities and Exchange Commission on August 12, 2011)

10.55	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (Incorporated by reference to Exhibit 10.7 to Form 8-K filed July 8, 2011)
10.56	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (Incorporated by reference to Exhibit 10.8 to Form 8-K filed July 8, 2011)

10.57	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (Incorporated by reference to Exhibit 10.9 to Form 8-K filed July 8, 2011)
10.59
Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (Incorporated by reference to Exhibit 10.59 to Form S-4/A, filed with the Securities and Exchange Commission on October 5, 2011)

10.60
First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (Incorporated by reference to Exhibit 10.60 to Form S-4/A, filed with the Securities and Exchange Commission on November 2, 2011)

10.61
First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Michael R. Stewart. (Incorporated by reference to Exhibit 10.60 to Form S-4/A, filed with the Securities and Exchange Commission on November 2, 2011)

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

PHOTOMEDEX, INC.

Date November 14, 2011	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Executive Officer

Date November 14, 2011	By:	/s/ Christina L. Allgeier
Name Christina L. Allgeier
Title Chief Financial Officer