Form 10-K
period 2011-12-31
PHOTOMEDEX INC
filed 2012-03-30
CIK 711665

,
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Yes [X] No [__]
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

Yes [ ] No [X]

The number of shares outstanding of our common stock as of June 30, 2011, was 3,117,775 shares. The aggregate market value of the common stock held by non-affiliates (2,404,923 shares), based on the closing market price ($5.21) of the common stock as of June 30, 2011 was $12,529,649.

As of March 29, 2012, the number of shares outstanding of our common stock was 18,855,915. The closing market price of our common stock as of March 29, 2012 was $12.80.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation, (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	forecasts of future business performance, consumer trends and macro-economic conditions;
•	descriptions of market and/or competitive conditions;
•	descriptions of plans or objectives of management for future operations, products or services;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to obtain and maintain regulatory approvals of our products;
•	anticipated results of existing or future litigation; and
•	descriptions or assumptions underlying or related to any of the above items.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of the document incorporated by reference into this Annual Report o Form 10-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I
Item 1.	Business

Our Company

PhotoMedex, Inc., a Nevada corporation incorporated in 2010, is a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We provide proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne, actinic keratosis (a precursor to certain types of skin cancer) and photo damage. Our experience in the physician market provides the platform to expand our skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products.

As a result of its December 2011 merger with Radiancy, Inc., PhotoMedex has added a range of home-use devices under the no!no!® brand, for various indications including hair removal, acne treatment and skin rejuvenation. We also offer a professional product line for acne clearance, skin tightening, psoriasis care and hair removal sold to physician clinics and spas.

On December 13, 2011, or the Merger date, we closed the merger with Radiancy, Inc, a formerly private company. As of December 13, 2011, after giving effect to the reverse acquisition and the issuance of PhotoMedex, Inc. common stock to the shareholders of Radiancy, Inc., we had 18,820,852 shares of common stock issued and outstanding, with the pre-merger PhotoMedex, Inc. shareholders collectively owning approximately 20% and the former Radiancy, Inc. stockholders owning approximately 80%, of the outstanding common stock of the Company. In connection with the merger, Radiancy, Inc became a majority-owned subsidiary of PhotoMedex. We refer to this transaction as the “reverse merger” in this Annual Report on Form 10-K. References to “pre-merged PhotoMedex” and “pre-merged Radiancy” mean PhotoMedex, Inc. and Radiancy, Inc., respectively, prior to the Merger Date.

Our Key Strategies

Our technologies, products and research efforts are directed to addressing a worldwide aesthetic industry valued at $34 billion annually. We provide dermatologists, professional aestheticians, and consumers with the equipment and skin care products they need to treat psoriasis, vitiligo, acne, and UV damage, among other skin conditions. In December 2011, PhotoMedex merged with Radiancy® Inc. which brings to PhotoMedex the no!no!® line of home-use consumer products for hair removal, acne treatment and skin rejuvenation. Radiancy also markets capital equipment to physicians, salons and med spas for hair removal, acne treatment, skin tightening and rejuvenation and psoriasis care. In addition to a synergistic product line, Radiancy possesses a proprietary consumer marketing engine built upon direct-to-consumer sales and creative marketing programs that drive brand awareness. During 2012, we expect to benefit from the impact of these marketing methodologies and expertise on our XTRAC® Excimer Laser and NEOVA® topical skin care lines while continuing to realize organic and geographic growth of additional brands.

Skilled Direct Sales Force to Target Physician and Professional Segments

The merger has allowed us to blend our technologies and unique expertise in order to strengthen revenue lines, enable cross-selling and drive development opportunities for future growth. Pre-merged PhotoMedex has long been active in physician sales, having developed a portfolio of capital equipment and topical formulations that are sold primarily to dermatologists and other aesthetic professionals at salons and med spas. These products comprise medical lasers for skin diseases such as psoriasis and vitiligo, phototherapies for acne and sun damage, therapeutic skin care and surgical laser systems, among other products. One of our competitive advantages is an experienced, 51-person, physician-targeted sales force that is currently selling into 3,000 U.S. locations. Since the December 2011 reverse merger, we are now capitalizing on this skilled sales force in order to drive greater adoption of our line of proprietary Light and Heat Energy (LHE®) products. These products, which provide skin rejuvenation, acne treatment, hair removal and other services for dermatologists and med spas, have been previously sold by a limited sales force of a few individuals. We believe that the combination of this product line with pre-merged PhotoMedex’s domestic U.S. sales infrastructure can expand the use of the LHE® products in multiple sales channels.

Expertise in Global Consumer Marketing

We have a highly advanced consumer sales engine accompanied by creative marketing programs, well-tested and successful direct-to-consumer marketing strategies and a global distributor and retail network. The no!no!® products are sold at roughly 5,000 retail outlets across 55 countries, through infomercials and print, radio other television advertising worldwide, online, on home shopping channels and at stores and kiosks that we own.

We plan to capitalize upon our consumer marketing expertise to further patient awareness of our XTRAC® Excimer Laser and NEOVA® topical skin care products, which have traditionally been marketed only to physicians and aesthetic professionals. By incorporating a direct-to-consumer element, we aim to increase brand awareness and drive patients into physicians’ practices in search of these products. As well, our experience in effectively penetrating culturally distinct regions with targeted advertising is anticipated to further benefit the expansion of our non-device technologies into global consumer channels.

Blending Corporate Cultures

Ultimately, due to the sales channel and product line synergies between the Radiancy and pre-merged PhotoMedex businesses, we believe that the combination of these two businesses enables a revenue and earnings growth potential that neither firm would be able to achieve independently. Beyond these benefits, we have also developed complementary corporate cultures, with shared commitments to innovation, product quality and meeting the evolving needs of customers. As well, we emphasize the development of products and technologies that are backed by science and clinical support. We hold more than 90 clearances from the U.S. Food and Drug Administration (FDA) under Section 510(k) of the Food, Drug and Cosmetic Act, indicating that we have permission to commercialize such products in the U.S. based on having submitted safety and efficacy information to the FDA. See Government Regulations – Regulations Relating to Products and Manufacturing discussion below.

Full Product Life Cycle Model

Since 2004, we have introduced a portfolio of professional-grade consumer products for hair removal, acne treatment, skin rejuvenation and facial skin tightening. These products - marketed globally under the no!no!® brand - are built upon the same technology platforms that are used in medical devices for physicians and aestheticians. We have been able to bring the clinical solutions used by physicians and med spas to the consumer home-use market by successfully miniaturizing equipment into handheld products and engaging in a multi-faceted worldwide sales and marketing strategy. Under this type of “full product life cycle model,” the development of medical technology through regulatory agencies, such as the FDA, and acceptance by dermatologists can lead to an effective new technology for consumer use.

Once a product idea is generated, it is refined and tested through the development stage, which includes leveraging the knowledge of our Scientific Advisory Board, our marketing organization then works to encourage physician adoption of the new process/product. While many companies may stop at this point, our full product life cycle encourages us to continue to innovate and broaden our market opportunity by further miniaturizing professional technologies for home-use. Optimizing technologies for consumer use involves many considerations, including understanding and matching consumer expectations and providing superior customer service, eliminating the need for consumers to calibrate or safety test devices in the way that professionals are required to do for in-office capital equipment and setting price points that are favorable for us but affordable for consumers. These key elements were the basis for Radiancy’s no!no!® product line, which received the Consumer Survey of Product Innovation’s 2011 “Product of the Year” award in the At Home Beauty Treatment category.

Our Global Growth Strategies

The global market for aesthetic devices and procedures continues to expand, driven by an individual desire to improve one’s appearance; a higher disposable income being spent on aesthetic treatments; an aging population in the industrialized world that desires a more youthful look; a younger generation seeking preventive solutions for the inevitable aging process; technological advances making products available to a consumer market that were previously only possible at the physician level; an increasing number of conditions, including acne and wrinkles, that can now be non-invasively treated; and a lower procedural cost, which has expanded the availability and affordability of many procedures to a greater number of individuals.

We are focused on addressing the above-mentioned trends by growing and expanding our three core business segments: consumer, physician recurring and professional. We possess a solid line of technology platforms that are currently driving, and are expected to continue to drive new product introductions and consequently greater revenues. We are focused on growth both through geographic expansion and the pursuit of additional diversified marketing initiatives that are intended to increase market share and sustain the profitability that we have reported thus far.

    Our three main sources of revenue generation form our three business segments: Consumer segment, Physician Recurring segment and Professional segment. Specific growth strategies as they relate to each of these core business channels are described below.

Consumer Segment

•
Expand into additional geographic markets. We intend to continue implementing a global multichannel sales and marketing strategy. We have sold over 2.5 million no!no!® units to consumers, the majority of these over the past two and a half years. Growth has been largely driven by North America (with a population of 400 million) and Japan (with a population of 127 million), although our products are sold across 55 countries. Between these two populations, as well as other countries, we maintain that significant further market penetration is possible. We have recently launched the no!no!® brands in the UK. We intend to continue to expand our presence in additional geographies during 2012.

•
Diversify media campaigns, extending beyond the historical overnight infomercial audience to also target short-form infomercials and daytime advertising. We seek to diversify our media campaigns beyond the overnight infomercial audience (the 28-minute infomercial) by employing infomercials in short form (30 second and 1 minute) in daytime media buys.

•
Capitalize on our consumer marketing expertise to bring NEOVA® and our other products into the consumer segment. We are positioned to introduce other technologies—either via product extension from the health and wellness area of the no!no!® brands or from our NEOVA® and XTRAC® technologies—using the same marketing foundation.

•
Build out brand extensions of the no!no!® line into additional health and wellness areas. There are several additional no!no!® brand extensions in the pipeline ready to be launched, which we believe we could do imminently should we experience any change in growth trajectory.

•
Leverage technology development in the physician and professional segments to drive new products for the consumer channel. We believe that our consumer line is in the early stages of market penetration. We hold expertise in adapting products for consumer markets, as we have taken proprietary technologies focused toward physicians and med spas and adapted them to the home-use market. Employing this same expertise for our pre-merged PhotoMedex product line and technologies, we expect to grow sales and increase gross margins.

Physician Recurring Segment

•
Incorporate direct-to-consumer sales strategies to educate patients about the availability of treatments for psoriasis, vitiligo and other skin care concerns and, in turn, motivate consumers to seek out XTRAC® and NEOVA® technologies sold by physicians, clinicians and other aesthetic professionals. Via the reverse merger, we now have greater options to offer our physician community. We currently sell into over 3,000 physician offices. With a direct-to-consumer strategy creating awareness, we believe that we can drive these revenues significantly higher given the safety and effectiveness of our technology in treating psoriasis and vitiligo compared to alternatives on the market.

°
In the near term, we expect to pilot commercials for psoriasis in three distinct geographic markets in order to draw consumers to its physician base and thus determine the cost of acquisition via media, what factors drive individuals into physicians’ offices, how to keep those individuals in therapy and drive the physician to sustain that protocol, and then subsequently use this information to support a national campaign.

°
We conducted a market survey in early January 2011 of both physicians and patients of our XTRAC therapy. The results indicated that physicians were aware of the technology and felt positively about it. However, patients were largely unaware of the XTRAC treatment. When patients were made aware of the treatment, they asked where they could find it. Based on the results of the survey, we believe that we can dramatically change the dynamics of this component of our business by driving consumer awareness.

•
Seek to increase insurance reimbursement for vitiligo treatments using the XTRAC lasers. The XTRAC Excimer Laser is a procedure for psoriasis that is reimbursable by almost all major insurance companies, including Medicare. Although substantial improvement in the number of companies paying health insurance claims for vitiligo has recently occurred, it still lags behind psoriasis.

•
Complete the clinical trial for the XTRAC device in combination with Galderma Laboratories, L.P.’s topical psoriasis medications Clobex® and Vectical®. Our XTRAC lasers are currently being studied in combination with Clobex and Vectical in a trial at the University of California, San Francisco. The trial aims to demonstrate that the combination therapy can achieve a 75% reduction in disease or better in 12 weeks and maintain that clearance for an extended period of time.

Professional Segment

•
Use pre-merged PhotoMedex’s 51-person U.S. direct sales force to increase sales of our professional products. Our current expertise in professional markets has opened channels for our LHE equipment. Historically, pre-merged PhotoMedex marketed its products only to physicians, creating a skilled sales force with relationships in this arena.

Our Products

We emphasize the development of physician-endorsed skin care products based on science. Once cleared by the FDA for use, these products are commercialized through a systematic, proprietary marketing program that we view as integral to our business success. Some of our products, which are described in more detail below, are expected to be significant growth drivers for us. Our primary technology and/ product platforms are described below.

We evaluate four principal criteria in determining where to allocate product development resources:

•	demonstrable clinical efficacy and safety;
•	intellectual property protection;
•	cost of goods; and
•	market opportunity.

Specifically, new projects must be able to work effectively, but also have a low enough cost of goods to achieve a favorable price point for consumers and a favorable margin for us. As well, the market should be well defined and large enough to accommodate the new product with room for growth as we ramp up marketing efforts.

These platforms include the following:

•	Our Thermicon® technology and no!no!® product line;
•	Professional equipment built upon our Light and Heat Energy (LHE®) technology;
•	Our XTRAC® technology to treat psoriasis and vitiligo;
•	Our topical NEOVA® formulations to combat UV-induced damage causing premature skin aging; and
•	Light-emitting diode (LED) technology used in our Omnilux™ and Lumière Light Therapy systems.

Beyond these, we provide the Tricomin® line of hair care products, which are formulated with a clinically tested Triamino Copper Complex™ in order to promote conditions for hair growth. These products are targeted to the hair transplant and restoration market. We also operate a surgical business, which includes the LaserPro® Diode surgical laser system and UniMax® family of laser micromanipulators for the delivery of laser energy in microsurgical procedures.

THERMICON® HEAT TRANSFER TECHNOLOGY

Our no!no!® hair removal products are built upon our proprietary heat-based Thermicon® brand technology to address consumer concerns over perceived limitations of existing hair removal products, including safety and pain, and to overcome inherent limitations of light-based hair removal solutions. Unlike other products that use methods that are painful, have side effects, or are limited in body areas that can be treated or that emanate from the principle of selective thermolysis, the Thermicon® brand devices are based on heat only and are therefore applicable for all hair colors and skin types, can be used on all body areas, if used per instructions – do not have adverse events, and are virtually painless. Thermicon® brand devices utilize a high-temperature thermodynamic wire filament that is activated when the devices are moved in contact with and across the treatment area. We believe that the no!no!® brand hair removal products have several advantages over existing products for both the consumer and professional hair removal market, including:

•
Broad Applicability. Where other hair removal products such as shavers, waxing, threading and laser-based and intense pulsed light-based products are either limited by body area treated, are only effective at treating certain hair colors and skin types or are limited by the age of the consumer, products employing the Thermicon® brand devices technology, which do not rely upon light, are virtually painless and without side-effects and are equally effective across all hair colors and all skin types. Therefore, we believe that unlike other hair removal methods (such as shaving, threading and waxing), including light based devices, Thermicon® brand devices effectively remove hair on people with light hair or dark skin.

•
Compact Size. Since the Thermicon® brand devices do not require large energy sources or cooling systems, we are able to produce compact, hand-held, portable, reachable wireless products uniquely suitable for the consumer market, without sacrificing safety or efficacy.

•
Pain-Free. Many traditional hair-removal procedures, such as waxing or shaving, can cause nicks, cuts and significant pain. We believe that users of products employing the Thermicon® Brand devices experience only a mild tingling sensation.

•
High Cost of Goods to MSRP ratio. Thermicon® brand technology has an average retail price of around $270 in the US and between $300-400 in other markets. In contrast, other hair removal methods, require consumers to undergo expensive in-office (or in-spa) visits for treatments can cost several thousands of dollars. The Thermicon® brand platform enables a low cost of goods, and significant cost of goods savings to MSRP ratios.

no!no!® Product Line: “Professional Technology Made for Consumers”

    We have realized favorable market adoption of Thermicon® brand technology, which not only overcomes the challenges of other hair removal methods but also puts control of the hair removal process in consumers’ hands.

We market a full line of consumer products based on the patented Thermicon® brand technology. These products are sold globally through infomercials and television shopping channels, retail stores, online shopping websites and worldwide strategic distribution agreements.

Since 2007, we have introduced a series of no!no! devices. Every product evolution—from the no!no! Hair Removal Classic™ to the no!no! Hair Removal 8800™ to the no!no! Hair for Men™ to the no!no! Plus™ and more—represents continued innovation and product line extension. Notably, each of the prior brands is still marketed even as we continue to introduce new product lines. Going forward, we believe that the no!no! pipeline is considerable, with multiple new products/devices developed and some already launched overseas. We are committed to effectively managing our product life cycle, seeking to ensure that, if there is a change in growth trajectory, we will likely possess new, enhanced technologies that are synergistic with our platform.

The no!no!® line of products also is based upon a consumables-based revenue model, which helps provide us with a stable, high-margin recurring revenue stream as consumers make repeat purchases of refill Thermicon tips, buffers and topical products.

LIGHT AND HEAT ENERGY (LHE®)

Our proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source. This technology is used primarily in our professional products, which entails capital equipment sold to physicians and skin care specialists worldwide.

LHE capitalizes upon the principles of selective photothermolysis, which is a type of photo (or light-based) therapy in which heat is generated using selective absorption of light within the targeted tissue. Selective photothermolysis entails precisely targeting a pigmented tissue or structure with a specific wavelength of light that is absorbed into and limited to the target area but not into the surrounding area. Heat is also produced and directed to the target with minimal effect on surrounding skin.

While there are many phototherapy options available for patients today, including laser and intense pulse light (IPL), we believe that we have optimized the light/heat relationship. Both Laser and IPL treatments filter out the heat given off by their flashes or pulses of light, primarily relying on the light energy to cause a clinical change. We believe that by not using the heat energy as well, laser and IPL technologies must be administered at high densities, which may require skin cooling techniques to protect patients from burns.

In contrast, LHE technology was developed with the objective of efficiently using both light and heat energy to provide a greater treatment advantage. In doing so, LHE® brand products can deliver less energy density (known as “low fluences”) to the target skin area, which is believed to create a safer, more efficient product. We believe that lowering the fluence of our LHE® brand products reduces the need for skin cooling techniques, simplifies the treatment process and decreases the risk of harmful side effects. In addition, balancing light and heat enables phototherapy treatments for more sensitive skin types as well as a broader spectrum of hair colors.

We have incorporated patented internal filters that protect the skin during treatment with LHE technology. We also offer a specialized light unit assembly for use on sensitive skin to further enhance our products’ safety and comfort without compromising results.

As a result of our LHE technology, we have created an LHE® brand professional product line designed for clinical efficacy in a variety of applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. (Note that not all applications are cleared in the U.S.)

We believe that LHE can be more attractive than both laser and IPL technologies due to our cost structure, efficacy and ease of application. Medical devices that use LHE can treat a larger spot size than a laser-based system, with less discomfort and without requiring post-treatment skin cooling. As well, our research finds that our LHE approach offers meaningful results for thin, light hair. The technology also enables the development of smaller equipment, which is more affordable than bulky laser systems for many clinicians.

Benefits of the LHE approach are summarized below.

•	Non-invasive, non-abrasive treatments;
•	No down time;
•	Clinically proven results;
•	Safety and efficacy for all skin types;
•	Especially suited for Skin Types V-VI; and
•	Easy to use

The no!no! Skin™

LHE® brand technology is also used in the no!no! Skin, a handheld consumer product sold worldwide under our no!no!® brand. The no!no! Skin is a 510(k)-cleared product that has been clinically demonstrated to resolve or improve acne lesions by 81% within 24 hours. It uses the same LHE® brand technology from our physician LHE® brand products but is optimized for home use.

The no!no! Skin puts out wide spectrum light (from 400 to 2,000 nm) and gentle pulses of heat to penetrate blocked pores and stop acne at its source. The device seeks to pinpoint Propionibacterium acnes (P. acnes), or acne-causing bacteria, in the pore. The green light serves to stimulate the release of oxygen radicals, which attack the P. acnes. Simultaneously, the red light produces an anti-inflammatory reaction that reduces pimples’ visible swelling. The addition of heat intensifies the process and gently opens the pores to release the clog and further soothe the inflammation.

XTRAC® EXCIMER LASERS

XTRAC is a legacy, ultraviolet (UV) light, excimer laser technology from pre-merged PhotoMedex. It received an FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases for which there are no cures. Excimer lasers emit very concentrated UV light and are used in ophthalmology and dermatology practices. Our XTRAC brand lasers deliver narrow ultraviolet B (UVB) light to affected areas of the skin in order to treat an array of skin conditions, including psoriasis and vitiligo, which combined affect up to 10.5 million people in the U.S. and 190 million people worldwide.

Present in natural sunlight, UVB is an accepted psoriasis treatment that penetrates the skin to slow the growth of damaged skin cells. UVB therapy occurs as patients expose their affected skin to a UVB light source for a set length of time on a regular schedule. In our XTRAC system, we have refined the delivery of optimum amounts of UVB directly to skin lesions. The XTRAC lasers emit a high-intensity beam of narrow-band UVB, which studies suggest can clear psoriasis faster and produce longer remissions than broad-band UVB. In comparison to broad-band UVB, narrow-band UVB may also require fewer treatments per week to produce the desired effect.

We market two excimer laser brands: the XTRAC Ultra and XTRAC Velocity. The Velocity is a faster machine, allowing clinicians to treat a greater surface area in a shorter period of time. It is designed primarily for severe cases but can be used for all disease levels (mild, moderate and severe).

The XTRAC products are sold to physicians both in the U.S. and overseas. Under a recurring revenue model, we generate incremental income on a per-use basis from these machines. We estimate that there are roughly 700 XTRAC lasers in use in the U.S., leaving considerable opportunity for growth, as the target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. This market excludes nearly 7,000 other U.S. dermatologists who are either in academia or not actively treating skin diseases.

To develop the XTRAC machines, our medical engineers and research team collaborated with Dr. Rox Anderson, director of the Wellman Center for Photomedicine at Massachusetts General Hospital, Harvard Medical School. The resulting device produced a monochromatic wavelength (308 nm) of UV light known to positively impact the psoriasis action spectrum.

We have found that XTRAC treatment leads to remission of patients’ psoriasis in an average of 8 to 12 treatments. The National Psoriasis Foundation recommends that patients receive two treatments per week with a minimum of 48 hours between treatments. Our data shows that XTRAC has an 89% efficacy and produces only minimal side effects. In support of its clinical effect, the XTRAC Excimer Lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The products have also been endorsed by the National Psoriasis Foundation, and their use for psoriasis is covered by nearly all major insurance companies, including Medicare.

XTRAC is a reimbursable procedure for psoriasis under three Current Procedural Terminology (“CPT”) codes. It reimburses for roughly $175, with typical charges ranging from $170 to $250 depending on the amount of body surface being treated.

Psoriasis Treatment Options

There are essentially three main types of psoriasis treatments, as listed below.

Topical therapies:
These can include corticosteroids, vitamin D3 derivatives, coal tar, anthralin and retinoids, among others, that are sold as a cream, gel, liquid, spray, or ointment. The efficacy of topical agents varies from person to person, although these products are commonly associated with a loss of potency over time as people develop resistance.

Phototherapy:
This is the area in which we operate. Our XTRAC Excimer Lasers are FDA-cleared, fully reimbursable, National Psoriasis Foundation-endorsed phototherapy treatments for psoriasis. In addition to treatment with XTRAC machines at a clinician’s office, patients have the option of purchasing at-home UV light systems.

Systemic medications:
There are a number of prescription medications available for psoriasis, which are given either by mouth or as an injection. Generally, these drugs are administered only after both topical treatments and phototherapy have failed, or for people who have severe disease or active psoriatic arthritis.

Ongoing Clinical Trial

The XTRAC Excimer Lasers are particularly beneficial to patients who prefer a noninvasive treatment approach without the side effects of invasive, systemic agents or to patients who have developed a resistance to topical agents. In many cases, UVB phototherapy can also be combined with topical or systemic medications in order to enhance efficacy. With this in mind, our XTRAC lasers are currently being studied in a clinical trial in combination with Galderma Laboratories, L.P.’s topical psoriasis therapies Clobex and Vectical Ointment. Clobex is a topical corticosteroid cleared to treat moderate-to-severe plaque psoriasis. It is sold as a spray, shampoo, or lotion, and has been shown to achieve results in as little as two weeks. Vectical Ointment is a topical treatment for mild-to-moderate plaque psoriasis. The trial is led by Dr. John Koo and Dr. Tina Bhutani at the University of California, San Francisco.

The study’s primary endpoint is to achieve a Psoriasis Area and Severity Index (PASI) score of 75 or better in 12 weeks and subsequently maintain that clearance for an extended period of time. A PASI 75 score indicates a 75% reduction in disease, and is a benchmark endpoint for most clinical trials of psoriasis. Preliminary results for the first 11 of an anticipated 30 patients to be enrolled in the XTRAC combination trial were reported in March 2011. Of these, 10 patients completed six weeks of treatment, and six completed 12 weeks. Approximately 83% of patients who completed all 12 weeks achieved better than PASI-75. These results were presented by Dr. Koo during the 20th Annual Meeting of the Photomedicine Society.

Using the XTRAC Excimer Lasers to Treat Vitiligo and Other Skin Diseases

UV light therapy is considered to be an effective and safe treatment for many skin disorders beyond psoriasis. To this effect, the XTRAC technology is FDA cleared for the treatment of not only psoriasis but also vitiligo (a skin pigment deficiency), atopic dermatitis (eczema) and leukoderma, which is a localized loss of skin pigmentation that occurs after an inflammatory skin condition, such as a burn, intralesional steroid injection, or post dermabrasion.

XTRAC technology works for vitiligo patients in much the same way as for psoriasis patients, although vitiligo treatment requires more therapy sessions. The XTRAC UVB light functions to reignite the skin’s melanocytes (the cells that produce melanin), which causes pigment to return. To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy. Based on anecdotal reports, we believe that re-pigmentation may last for several years.

Traditionally, vitiligo treatments have been considered cosmetic procedures, and as such, were not reimbursed by insurance companies. However, over the past two years, there has been a significant increase in insurance coverage for these procedures yet it still lags behind the widespread reimbursement for psoriasis.

Due to a greater prevalence of vitiligo among people with darker skin types, regions such as Saudi Arabia, where there is also a social stigma about the condition, are considerable markets for our XTRAC lasers.

NEOVA® PHYSICIAN-DISPENSED SKIN CARE

Our NEOVA is designed as a therapeutic intervention for preventing premature skin aging due to UV-induced DNA damage. The topical technology seeks to repair photo-damaged skin using a novel combination of two key ingredients: DNA repair enzymes and our Copper Peptide Complex®. Copper has been studied for more than 20 years for its wound healing applications. Research suggests that copper can be used to improve the elasticity of skin and is complementary to DNA repair enzymes, which repair damage caused by sunlight and other UV rays.

The DNA repair enzymes contained in the NEOVA formulation have several objectives:

•	Continuously repair and enhance skin’s natural processes;
•	Protect from UV immunosuppression;
•	Restore barrier function;
•	Promote collagen regeneration and skin elasticity; and
•	Assist in correcting and improving cell metabolism.

In concert with the repair enzymes, NEOVA’s Copper Peptide Complex serves to promote new blood vessel growth and enhance the expression of growth factors. It stimulates collagen and elastin formation, which accelerate the repair process. Additionally, the Copper Peptide Complex is designed to mitigate damage caused by free radicals by promoting an antioxidant defense. Free radicals are a type of highly reactive oxygen molecule known to cause oxidative stress, which triggers harmful inflammatory responses and cell death as the free radicals attack DNA, lipids, proteins and other cell components. They are believed to accelerate the progression of cancer, cardiovascular disease and age-related diseases, including cataracts, arthritis, Alzheimer’s disease and diabetes. As typically occurs in normal, healthy cells, an antioxidant defense system comprising vitamins C and E and a variety of enzymes can minimize and repair free radical-induced damage.

Among other products, the NEOVA line includes DNA Damage Control SILC SHEER SPF 45, an award-winning tinted sunscreen that contains micronized titanium dioxide, organic blockers and DNA repair enzymes to reduce risks of skin cancer and premature aging—both of which are caused by photo damage from sun exposure. The DNA repair enzymes are clinically shown to reduce UV damage by 45% and increase UV protection by 300% in one hour.

NEOVA DNA Total Repair cream has been featured on The Doctors, a national daytime talk show that offers medical and health advice. The segment illustrated how the Total Repair product repairs damaged DNA in the cells of the skin in order to diminish age spots on someone who has used the cream consistently for two weeks. The guest testing the product reported that her hands had lightened considerably and some age spots had almost disappeared.

The NEOVA technology represents another opportunity to integrate our marketing platform with our direct sales force for plastic surgeons and dermatologists, which has traditionally been responsible for furthering market adoption of NEOVA products. Through a direct-to-consumer initiative, we seek to drive consumers to medical practices for NEOVA as well as to our website to buy direct.

We hold over 25 patents related to the NEOVA technology, as well as draw upon more than 150 peer-reviewed journal articles that provide scientific support for these ingredients.

LED TECHNOLOGY

Omnilux™

Omnilux Light Therapy uses light-emitting diode (LED) technology to treat skin conditions. Although commonly understood for their use in electronics, LEDs have gained notoriety for medical applications as well. The Omnilux LED system is FDA cleared to treat wrinkles, acne, minor muscle pain and pigmented lesions. For professional use, the Omnilux equipment entails a common base apparatus equipped with three interchangeable headlamps. Each of these lamps gives off a different wavelength of light, which allows physicians to treat more than one condition with the same piece of capital equipment. Omnilux technology is believed to be applicable to all skin types. Going forward, we believe the application of LED technology will likely continue to expand, particularly as more research is conducted on the possibilities of using LEDs to activate cancer drugs, among other medications.

Lumière

Lumière is a sister technology to Omnilux with the same patent protection. It is designed for use in non-medical applications, especially at salons and spas. Lumière combines LED technology with our DNA repair enzymes and Copper Peptide Complex, giving aesthetic professionals a complete non-invasive skin care solution. The Lumière light therapy equipment contains a self-service headlamp with two wavelengths built specially for salons and spas. Accompanying the LED treatment is a line of topical lotions to improve the appearance of fine lines, wrinkles, skin tone and blemishes.

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

Competition

The markets in which we participate are highly competitive. Certain of our competitors are larger than us and have substantially more resources. However, the new combined company, due to the recent merger, positions us to compete against a wide variety of peers, whether consumer-based companies of similar size or other companies competing in the aesthetics/physician channel. As it pertains to the aesthetic device market, this arena is complex and highly competitive—both for home use and treatment in a physician’s office. Over the past several decades, the aesthetics technology market has changed considerably due to technological innovation and discoveries. We are exposed to competition from small, closely held, specialized aesthetic device companies, such as Dezac Group, Home Skinovations Ltd., TRIA Beauty, Inc. and LumaTherm Inc. Several public companies, such as Syneron Medical Ltd. (ELOS-NASDAQ), Palomar Medical Technologies Inc. (PMTI-NASDAQ) and Solta Medical, Inc. (SLTM-NASDAQ), are either looking to market or are already marketing consumer aesthetics products.

Our no!no!® products are energy-based. As such, energy-based aesthetic products may face competition from non-energy-based medical products, such as shaving, tweezing, waxing and creams.

We believe that a significant barrier to entry into an applicable market is the cost basis of the product, since our products are based upon a proprietary technology that allows us to build products inexpensively. From a marketing standpoint, if competitors are developing a product that may compete with no!no!®, they then become tasked with the challenge of building the marketing for that product. We invested roughly $45 million in 2011 in marketing and advertising. Furthermore, our comprehensive intellectual property position may serve as a deterrent to companies.

We may also compete with pharmaceutical compounds and methodologies used to treat an array of skin conditions addressed by our professional products. Such alternative treatments may be in the form of topical products, systemic medications and phototherapies from both large pharmaceutical and smaller laser companies. Currently, our XTRAC system is believed to be a competitive therapy to alternative treatments on the basis of its recognized clinical effect, cost-effectiveness and reimbursement. Potential competition for us in this category could come from Biogen Idec Inc. (BIIB-NASDAQ), Centocor, Inc. (a Johnson & Johnson company) and Abbott Laboratories (ABT-NYSE), which are engaged in R&D and commercialization of treatments in these areas. In some cases, these companies have already received FDA approval or commenced clinical trials for such treatments.

With regard to surgical lasers, we face substantial competition from other manufacturers of surgical laser systems, whose identity varies depending on the medical application for which the surgical system is being used and from traditional surgical methods. Other companies are developing competitive surgical systems and related technologies.

Manufacturing

We manufacture our excimer laser products at our 8,000 sq. ft. facility in Carlsbad, California; we have also leased another facility of approximately 6,000 sq. ft. that neighbors the 8,000 sq. ft. facility in Carlsbad. We manufacture our excimer lamp product and our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. ISO 13485 is the International Organization for Standardization that represents the requirements for a comprehensive management system for the design and manufacture of medical devices. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.

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

Outsourcing and Fulfillment

We out-source the manufacturing of our Thermicon® and LHE® brand products while maintaining control over the production process. We believe that by outsourcing the manufacturing of each product, we can maintain low inventory levels and fixed unit costs, with minimal infrastructure, without incurring significant capital expenditures. We use third-party contract manufacturers and suppliers to obtain substantially all of the related product and packaging components and to manufacture these finished products. We believe that we have good relationships with our manufacturers and suppliers and that there are alternative sources in the event that one or more of these manufacturers or suppliers is not available or cease the conduct of its business. We continually review our manufacturing and supply needs against the capacity of our contract manufacturers and suppliers with the objective of ensuring that we are able to meet our production goals, reduce costs and operate more efficiently.

We contract with third-party fulfillment vendors to package and distribute our Thermicon®, LHE® and skincare products primarily from our fulfillment facilities in the United States, Canada, the United Kingdom and Israel.

We substantially outsource the manufacturing of our Skin Care products to OEM contract manufacturers. In addition, we currently out-source the manufacturing of our LED products. The LED product equipment is currently manufactured by an OEM manufacturer in the UK with tooling provided and owned by us. We believe that the manufacturing capacity of this supplier is sufficiently adequate for anticipated demand. Quality control is performed at the OEM manufacturer and at our facilities in the U.S. The hand-held devices and the consumable products are manufactured by an OEM manufacturer in Carlsbad, CA. We are currently reliant on a single supplier for LEDs. We have not had any difficulties in product supply of LEDs to date, but we are actively seeking an alternate supplier for the purpose of offsetting this single-supplier approach.

Research and Development

As of March 30, 2012, our research and development team, including engineers, consisted of 13 employees. We conduct research and development activities at three of our facilities located in Montgomeryville, Pennsylvania, Carlsbad, California and Hod Hasharon, Israel. Our research and development expenditures were approximately $1.1 million in 2011, $0.8 million in 2010 and $0.7 million in 2009.

Our research and development activities are focused on:

•	the utilization of its existing technologies to develop additional consumer and professional applications and products;
•	the application of our XTRAC system to the treatment of inflammatory skin disorders;
•	the development of complementary devices to further improve the phototherapy treatments performed with our XTRAC and other light-based systems;
•	the development of new skin health and hair care products; and
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

Our policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by seeking protection of improvements. The patents in our Skin Care product line relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for and maintain patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of December 31, 2011, following the completion of the reverse merger, we had 146 issued patents and 111 patent applications. In the U.S. alone, our business is protected by 48 patents.

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

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skincare products. Accordingly, we had 213 trademarks, either registered or being registered, in markets around the world that we intend to maintain in support of our products. These include 45 trademarks issued in the U.S. (including 30 for pre-merged PhotoMedex) and 168 trademarks issued in the rest of the world (including 117 for pre-merged PhotoMedex).

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

In the U.S., medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed necessary to provide a reasonable assurance of the safety and effectiveness of the device. Class I devices are subject to general controls, such as facility registration, medical device listing, labeling requirements, premarket notification (510(k)) (unless the medical device has been specifically exempted from this requirement), adherence to the FDA’s Quality System Regulation, and requirements concerning the submission of device-related adverse event reports to the FDA. Class II devices are subject to general and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Some Class III devices are 510(k)-exempt. Generally, Class III devices are those that must receive premarket approval by the FDA to provide a reasonable assurance of their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices.

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

To date, we have not been required to secure premarket approval for our devices. A premarket approval application may be required for a Class II device if it is not substantially equivalent to an existing legally marketed Class I or II device (or a pre-amendments Class III device for which the FDA has yet to call for premarket approval) or if the device is a Class III premarket approval device by regulation. A premarket approval application must be supported by valid scientific evidence to demonstrate a reasonable assurance of safety and effectiveness of the device, typically including the results of clinical trials, bench tests and possibly animal studies. In addition, the submission must include, among other things, the proposed labeling. The premarket approval process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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

We have received ISO 13485/EN46001 certification for our XTRAC laser system, VTRAC lamp system, Omnilux LED system and our diode laser system. This certification authorizes us to affix a CE mark, which is a mandatory conformity mark for products placed on the market in the European Economic Area, to these products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE mark. We also will be required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.

Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S and foreign governments to permit product sales and criminal prosecution.

As to our cosmetic products, the FDA Act and the regulations promulgated there and under other federal and state statutes govern the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products. Our cosmetic products and product candidates may be regulated by any of the various FDA Centers. Routinely, however, cosmetics are regulated by the FDA’s Center for Food Safety and Applied Nutrition. In other countries, cosmetic products may also be regulated by similar health and regulatory authorities. The skin care business also has three devices (e.g. wound care dressings) subject to 510(k) clearance, seven products (e.g. sunscreen products) that contain drugs approved for use in over-the-counter products and one prescription drug. The process of obtaining and maintaining regulatory approvals in the U.S. and abroad for the manufacturing or marketing of our existing and potential skincare products is potentially costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to clinically test, manufacture or market products.

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

Because the Anti-Kickback Statute is broadly written and encompasses many harmless or efficient arrangements, Congress authorized the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, to issue a series of regulations, known as “safe harbors.” For example, there are regulatory safe harbors for payments to bona fide employees, properly reported discounts and rebates, and for certain investment interests. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the statute. The failure of a transaction or arrangement to fit precisely within one or more of the exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that arguably implicate the Anti-Kickback Statute but do not fully satisfy all the elements of an exception or safe harbor may be subject to increased scrutiny by government enforcement authorities such as the OIG.

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

As of December 31, 2011, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2012 national payment of approximately $175.29 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2012 national payment of approximately $178.02 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2012 national payment of approximately $250.86 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of March 30, 2012, we had 183 full-time employees, which consisted of two executive officers, 22 senior managers, 65 sales and marketing staff, 45 people engaged in operations, 11 customer-field service personnel, 11 engaged in research and development, including 10 engineers, and 27 finance and administration staff. We intend to hire additional sales personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees.

In addition, we have access to more than 600 full-time equivalent (FTE) outsourced employees working at eight call centers, four fulfillment centers and 10 contract manufacturers. These individuals are believed to devote almost all of their energy to our initiatives.

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

Risk Factors Relating to the Company’s Business

Economic downturns and disruption in the financial markets could adversely affect the Company’s financial condition and results of operations.

Financial markets in the United States, Europe and Asia experienced significant disruption since 2008, including volatility in securities prices and diminished liquidity and credit availability. Furthermore, the economic slowdown during this period in the United States and other countries weakened consumer confidence and led to significant reductions in the amounts persons and businesses spent on consumer products and other expenditures. In part, as a result, certain of the Company’s operations and revenues declined.

If adverse general economic conditions continue, the Company’s future revenue, profitability and cash flow from operations could decrease and its liquidity and financial condition could be adversely impacted.

The Company is exposed to credit risk of some of its customers.

Most of the Company’s sales related to its no!no!® line of products are on an open credit basis. The Company monitors individual customer payment capability in granting such open credit arrangements, seeks to limit such open credit to amounts the Company believes the customers can pay, and maintains reserves it believes are adequate to cover exposure for doubtful accounts. Beyond its open credit arrangements, the Company has also experienced demands for customer financing and facilitation of leasing arrangements, which it typically refers to leasing companies unrelated to the Company.

The Company’s exposure to the credit risks may increase due to the current economic slowdown. Although the Company has programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing its credit risks. Future credit losses, if incurred, could harm its business and have a material adverse effect on its operating results and financial condition. The Company maintains estimated accruals and allowances for its business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

The Company may need to raise additional funds to pursue its growth strategy or continue its operations, and we may be unable to raise capital when needed.

From time to time, the Company may seek additional equity or debt financing to provide for the capital expenditures required to finance working capital requirements, continue its expansion, to increase liquidity, develop new products and services or make acquisitions or other investments. In addition, if its business plans change, general economic, financial or political conditions in its markets change, or other circumstances arise, that have a material effect on its cash flow, the anticipated cash needs of its business as well as its conclusions as to the adequacy of its available sources of capital could change significantly.

Any of these events or circumstances could result in significant additional funding needs, requiring the Company to raise additional capital, and we cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms, or at all, the Company may be unable to expand its business or to develop new business at the rate desired and its results of operations may suffer.

If the Company does not continue to develop and commercialize new products and identify new markets for its products and technologies, the Company may not remain competitive, and its revenues and operating results could suffer.

The cosmetic industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate in developing new cosmetic products and applications, its competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, its success depends in part on developing innovative applications of its technology and identifying new markets for, and applications of, existing products and technology. While the Company has reduced its cosmetic research and development expenditures in an effort to focus its resources on selling and marketing its existing no!no!® line of products, if the Company is unable to develop and commercialize new cosmetic products and identify new markets for such products and technology, its cosmetic products and technology could become obsolete and the Company’s revenues and operating results could be adversely affected.

The markets for the Company’s products are intensely competitive and we may not be able to compete effectively against the larger, more well-established companies that dominate this market or emerging, and small, innovative companies that may seek to obtain or increase their share of the market.

The markets for the Company’s products are intensely competitive and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry and a relatively small number of companies dominate these markets.

Our no!no!® hair removal products compete directly with branded, premium retail products such as Philips and Braun and other light based products of public companies such as Syneron, Solta and Palomar. In addition, due to regulatory restrictions concerning claims about the efficacy of personal care products, we may have difficulty differentiating our products from other competitive products, and competing products entering the personal care market could harm our revenue. Also, our no!no!® line of products are energy based. As such, energy-based aesthetic products may face competition from non energy-based medical products, such as Botox, an injectable compound used to reduce wrinkles and collagen injections. Other alternatives to the use of our no!no!® line of products include electrolysis, a procedure involving the application of electric current to eliminate hair follicles and chemical peels. In addition we may also face competition from manufacturers of other products that have not yet been developed.

We also face direct competition from large pharmaceutical companies, including for example Biogen, Inc., Centocor, Inc., and Abbott Laboratories, which are engaged in the research, development and commercialization of treatments for psoriasis, atopic dermatitis, vitiligo and leukoderma. In some cases, those companies have already received FDA approval or commenced clinical trials for such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials and marketing than we do.

Other competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Allergan, Inc., Obagi Medical Products, Inc. and Estee Lauder Inc. These companies may enjoy significant competitive advantages over us, including:

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

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if we are unsuccessful in convincing physician and patient customers and consumers to use its products or if our competitors develop and commercialize products that are safer and more effective than any products that we may develop.

Because a substantial portion of the Company’s revenue is generated from its consumer business, if it fails to accurately forecast consumer demand and trends in consumer preferences, or if there is a decline in discretionary consumer spending, then the Company’s  revenues and profitability could decline.

Consumers in the aesthetic and skincare products industry have tastes, preferences and loyalties that are subject to change. If we do not keep up with consumer preferences and trends, or if we do not accurately forecast such preferences and trends, sales revenues in the Company’s consumer business may decline or its reputation may suffer. The success of our consumer product business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation. Adverse trends in any of these economic indicators may cause consumer spending to decline further, which could hurt its sales and profitability.

The Company’s laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma, the Company’s skincare products and its PTL (Photo Therapeutics Ltd.) products and any of the Company’s future products or services may fail to gain market acceptance, which could adversely affect the Company’s competitive position.

The Company has generated limited commercial distribution for its XTRAC system and certain of its other products. It is still not established that the PTL devices targeted for the consumer market will be widely accepted in that market. The Company may be unsuccessful in continuing its existing or developing new, strategic selling affiliates and alternate channels in order to maintain or expand the markets for the existing or future products of the skincare and PTL businesses.

Even if adequate financing is available and such products are ready for market, the Company cannot assure you that its products and services will find sufficient acceptance in the marketplace under its sales strategies.

The Company also faces a risk that other companies in the market for dermatological products and services may be able to provide dermatologists a higher overall yield on investment and therefore compromise the Company’s ability to increase its base of users and ensure they engage in optimal usage of its products. If, for example, such other companies have products (such as Botox or topical creams for disease management) that require less time commitment from the dermatologist and yield an attractive return on a dermatologist’s time and investment, we may find that our efforts to increase our base of users are hindered.

While the Company has engaged in clinical studies for its psoriasis treatment and, based on these studies, it has gained FDA clearance, appropriate Current Procedural Terminology, or CPT, reimbursement codes for treatment and suitable reimbursement rates, for those codes, from the Centers for Medicare & Medicaid Services, or CMS, we may face other hurdles to market acceptance. For example, practitioners in significant numbers may wait to see longer-term studies; or it may become necessary to conduct studies corroborating the role of the XTRAC system as a first-line or second-line therapy for treating psoriasis; or patients simply may not elect to undergo psoriasis treatment using the XTRAC system.

Beginning in early 2010, Dr. John Y.M. Koo, the director of the Psoriasis Treatment Center at the University of California San Francisco Medical Center, initiated a clinical study to demonstrate the effectiveness of the XTRAC Velocity in combination with the drugs Clobex® and Vectical®, both from Galderma, for patients with severe psoriasis. This study may or may not result in demonstrating the effectiveness of those products in combination, or the treatment protocol and the treatment protocol may or may not gain FDA clearance. Even if the treatment protocol is successful and gains FDA clearance, limitation of supply of one or both drugs by Galderma, and lack of viable substitutes therefor, may adversely impact use of or compliance with the treatment protocol as a therapy for treatment of psoriasis. Further, the FDA limits claimed indications for use to those found in those contained in the “Instructions for Use Statement” in a device’s 510(k) clearance letter. The FDA may view certain of the Company’s claims of treatment as outside the scope of the device’s cleared indications for use.

If the FDA determines that the clinical studies were not conducted in accordance with applicable FDA requirements, the FDA could take regulatory and/or legal enforcement actions against the Company and/or its products and could attempt to withdraw premarket 510(k) clearance.

Whether a treatment may be delegated and, if so, to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician’s time and staff time to be more remunerative. There can be no assurance that the Company will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, based on its design for ease and safety of use. If the Company is not successful, it may find that even if a geographic region has wide insurance reimbursement, the region’s physicians may decline to adopt the XTRAC system into their practices.

The Company therefore cannot assure you that the marketplace will be receptive to its excimer laser technology or skincare products over competing products, services and therapies or that a cure will not be found for the underlying diseases the Company is focused on treating. Failure of the Company’s products to achieve market acceptance could have a material adverse effect on the Company’s business, financial condition and results of operations.

The success of the Company’s XTRAC system and other treatment products depends on third-party reimbursement of patients’ costs, which could result in potentially reduced prices or reduced demand and, in relevant part, adversely affect the Company’s revenues and business operations.

The Company’s ability to market the XTRAC system and other treatment products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations.

Third-party payors are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Further, although third parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of the XTRAC system. Accordingly, if less costly drugs or other treatments are available, third-party payors may not authorize or may limit reimbursement for the use of the Company’s products, even if its products are safer or more effective than the alternatives.

Although the Company has received reimbursement approvals from an increasing number of private healthcare plans, we cannot give assurance that private plans will continue to adopt or maintain favorable reimbursement policies or to accept the XTRAC system in its clinical role as a second-line therapy in the treatment of psoriasis. Additionally, third-party payors may require further clinical studies or changes to the Company’s pricing structure and revenue model before authorizing reimbursement.

As of December 31, 2011, the Company estimates, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, the Company is continuing the implementation of a roll-out strategy under revised user models for the XTRAC system in the U.S. in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient awareness and demand for the treatment. The Company can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

The Company intends to seek coverage and reimbursement for the use of the XTRAC system to treat other inflammatory skin disorders after additional clinical studies are initiated. There can be no assurances that the Company will be in a position to continue to expand coverage for vitiligo or to seek reimbursement for the use of the XTRAC system to treat atopic dermatitis or leukoderma, or, if the Company does, that any health insurers will agree to any reimbursement policies.

Any failure in our customer education efforts could significantly reduce product marketing.

It is important to the success of our marketing efforts to educate physicians and technicians how to properly use the XTRAC system. We rely on physicians to spend their time and money to attend its pre-sale educational sessions. If physicians and technicians use the XTRAC system improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our reputation, revenues and profitability.

Many of the Company’s expenses are fixed and many are based, in significant part, on its expectations of its future revenue and are incurred prior to the sale of its products and services. Therefore, any significant decline in revenue for any period could have an immediate negative impact on its margins, net income and financial results for the period.

The Company’s expense levels are based, in significant part, on its estimates of future revenue and many of these expenses are fixed in the short term. As a result, the Company may be unable to adjust its spending in a timely manner if its revenue falls short of its expectations. Accordingly, any significant shortfall of revenue in relation to its estimates could have an immediate negative effect on its profitability. In addition, as its business grows, the Company anticipates increasing its operating expenses to expand its product development, technical support, sales and marketing and administrative organizations. Any such expansion could cause material losses to the extent the Company does not generate additional revenue sufficient to cover the additional expenses.

If revenue from a significant customer declines, the Company may have difficulty replacing the lost revenue, which would negatively affect its results and operations.

Excluding niche marketing efforts, the Company’s skincare business targets its sales in the U.S. market to physicians, who then mark the products up for sale to their patients. No single physician practice in itself is generally responsible for a significant proportion of the Company’s sales. The Company finds as well that a few physicians re-sell our products not just to their own patients, but also at discounted prices on the internet. These practices undercut the sales of other physicians and violate the Company’s internet sales policy, but this policy can be difficult to enforce.

In the Company’s International businesses, it depends for a material portion of its sales in the international arena on several key sub-distributors, and especially on The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, which is the Company’s master distributor over most of the international arena for devices (excluding our no!no!® line of products). If the Company loses GlobalMed or one of these sub-distributors, the Company’s sales of phototherapy and surgical lasers are likely to suffer in the short term, which could have a negative effect on its revenues and profitability.

The Company’s PTL hand-held products can be sold over the counter, to the consumer market through mass retailers, and such retailers may not give us long-term purchase commitments. Loss of such a retailer could adversely impact revenues from the consumer market related to such products. Additionally, original equipment manufacturer (“OEM”) arrangements or license arrangements will carry reduced profits.

The Company’s failure to maintain its relationships with its key distributors (none of which have an ongoing obligation to sell our products) on acceptable terms would have a material adverse effect on its results of operations and financial condition, or if the Company fails to effectively manage or, retain its distribution network or its sales force, its business, prospects and brand may be materially and adversely affected.

Sales made through retailers and distributors constitute a significant part of the Company’s sales revenue. These retailers and distributors are not obligated to sell its products, and may choose to end their relationship with us. Even if we maintain a business relationship with such retailers and distributors, they may sell competing products or may not be able to sell its products. Maintaining business relationships with these retailers and distributors and their continued success is important to maintaining the Company’s revenues and profitability.

Furthermore, the Company has a limited ability to manage the activities of its independent third-party distributors. The Company’s distributors could take one or more of the following actions, any of which could have a material adverse effect on its business, prospects and brand:

•	sell products that compete with its products in breach of their non-competition agreements with the Company;
•	violate laws or regulations;
•	fail to adequately promote its products; or
•	fail to provide proper service to its retailers or end-users.

Failure to adequately manage the Company’s distribution network, or the non-compliance of this network with its obligations under agreements with us could harm the Company’s corporate image among end users of its products and disrupt its sales, or result in fines or other legal action against the Company.

Because the Company’s Japanese distributor of our no!no!® brand of products accounts for a significant part of its business, adverse conditions or risks relating to Japan could harm its business.

Approximately 20% of the Company’s revenues related to the sale of its no!no!® brand products for the year ended December 31, 2011 was generated by sales in Japan. The Company relies on a key independent distributor for these sales, and the Company has no assurance that this distributor will continue to purchase its products at the same levels as in prior years, will purchase its new products or that such relationship will continue on favorable terms, if at all. The potential loss of this distributor may result in lower sales and profits. If the Company is unable to recoup these sales, it may have an adverse material negative effect on its future operating results. Factors that could impact the Company’s results in the market include:

•	increased regulatory constraints with respect to the claims the Company can make regarding the efficacy of products and tools, which could limit its ability to effectively market them;
•	the Japanese economy may be adversely affected and consumer spending may be impaired as a result of the recent and potential future earthquakes, tsunami and other natural disasters in Japan;
•	significant weakening of the Japanese yen;
•	continued or increased levels of regulatory and media scrutiny and any regulatory actions taken by regulators, or any adoption of more restrictive regulations, in response to such scrutiny; and
•	increased competitive pressures from other home use aesthetic device companies who actively seek to solicit its distributors to join their businesses.

A number of the Company’s product sales depend on search engines and other online sources to attract visitors to its websites, and if the Company is unable to attract these visitors and convert them into customers in a cost-effective manner, its business and financial results may be harmed.

A major part of the Company’s direct response campaign for its no!no!® line of products’ success depends on its ability to attract online consumers to its websites and convert them into customers in a cost-effective manner, which depends, in part, on search engines and other online sources for its website traffic. Our subsidiary’s name, Radiancy, is included in search results as a result of both paid-search listings, where the Company purchases specific search terms that will result in the inclusion of its listing, and algorithmic searches that depend upon the searchable content on its sites. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.

If one or more of the search engines or other online sources on which the Company relies for website traffic were to modify its general methodology for how it displays its websites, resulting in fewer consumers clicking through to its websites, its sales could suffer. If any free search engine on which the Company relies begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which it relies for purchased listings, modifies or terminates its relationship with the Company, its expenses could rise, it could lose customers, and traffic to its websites could decrease.

Our operating results could be negatively impacted by economic, political or other developments in foreign countries in which we or our subsidiaries do business.

We transport some of our goods across international borders, primarily those of the U.S., Canada, Europe, Japan and Israel. Since September 11, 2001, there has been more intense scrutiny of goods that are transported across international borders. As a result, some of our and our subsidiaries’ products may face delays, and increase in costs due to such delays in delivering goods to its customers. Any events that interfere with, or increase the costs of the transfer of goods across international borders, could have a material adverse effect on its business.

Further, global economic conditions continue to be challenging. Although the economy appears to be recovering in some countries, it is not possible for us to predict the extent and timing of any improvement in global economic conditions. Even with continued growth in many of our and our subsidiaries’ markets during this period, the economic downturn could adversely impact its business in the future by causing a decline in demand for our and our subsidiaries’ products, particularly if the economic conditions are prolonged or worsen.

The international nature of the Company’s business exposes us to certain business risks that could limit the effectiveness of the Company’s growth strategy and cause our results of operations to suffer.

Continued expansion into international markets is an element of the Company’s growth strategy. Introducing and marketing the Company’s services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will require significant management attention and financial resources. The Company faces a number of risks associated with expanding the Company’s business internationally that could negatively impact the Company’s results of operations, including:

•	management, communication and integration problems resulting from cultural differences and geographic dispersion;
•	compliance with foreign laws, including laws regarding importation and registration of products;
•
compliance with foreign regulatory requirements and the ability of GlobalMed to establish additional regulatory clearances necessary to expand distribution of the Company’s products in countries outside of the United States;

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

The Company may not succeed in its efforts to expand its international presence as a result of the factors described above or other factors that may have an adverse impact on the Company’s overall financial condition and results of operations. In addition, the Company has a relationship with GlobalMed, whereby it provides the Company with certain non-U.S. regulatory support. To the extent that the Company discontinues its relationship with GlobalMed, or if GlobalMed is otherwise unable to provide the Company with the resources and assistance that the Company needs, the Company may have a difficult time expanding into international markets in an effective manner.

Conditions in Israel affect our operations related to our no!no!® line of products and may limit the Company’s ability to produce and sell its products.

Radiancy, Inc. is a majority owned subsidiary of the Company. All of Radiancy’s research and development activities, manufacturing and other critical business operations are located in Israel, a country that has experienced terrorist attacks. Political, economic and military conditions in Israel could adversely affect its operations, including a disruption of such operations due to terrorist attacks or other hostilities. Although the current hostilities in Israel have had no immediate and direct impact on Radiancy, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from its Israeli subcontractors to us. We cannot assure you that ongoing hostilities related to Israel will not have a material adverse effect on its business or our share price.

The Company’s Israeli based facilities could also be subject to catastrophic loss such as fire, flood, or earthquake. Any such loss at any of its facilities could disrupt its operations, delay production, shipments and revenue and result in significant expense to repair and replace its facilities.

The operations of our subsidiary Radiancy (Israel) Ltd. may be disrupted by the obligation of its personnel to perform military service.

Many of our  the Company’s employees that are located in Israel are obligated to perform annual military reserve duty in the Israeli Defense Forces and may be called to active duty under emergency circumstances at any time. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. As a result, our Israeli based operations could be disrupted by the absence for a significant period of one or more of its executive officers or a significant number of its other employees due to reserve duty.

If the Company fails to manage its sales and marketing force or to market and distribute its products effectively, the Company may experience diminished revenues and profits.

There are significant risks involved in integrating, building and managing the Company’s sales and marketing force and marketing its products, including the Company’s ability:

•
to hire, as needed, a sufficient number of qualified sales and marketing personnel with the aptitude, skills and understanding to market its XTRAC system, its skincare products, its Omnilux products and its surgical products effectively;

•	to adequately train its sales and marketing force in the use and benefits of all its products and services, thereby making them more effective promoters;
•	to manage its sales and marketing force and its ancillary channels (e.g., telesales) such that variable and semi-fixed expenses grow at a lesser rate than its revenues;
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

To increase acceptance and utilization of its XTRAC system, the Company may have to expand its sales and marketing programs in the U.S. While the Company may be able to draw on currently available personnel within its organization to meet this need, the Company also expects that it will have to increase the number of representatives devoted to the sales and marketing programs and to broaden, through such representatives, the talents it has at its disposal. In some cases, the Company may look outside its organization for assistance in marketing its products.

In similar fashion, the Company cannot predict how successful it may be in marketing its skincare and Omnilux products in the U.S., nor can the Company predict the success of any new skincare or Omnilux products that it may introduce. Despite an increased focus on developing alternate channels for many of the Company’s skincare and Omnilux products, the Company may find that channels that are attractive to the Company are unavailable because they already carry competitive products. No assurance can be given that the Company will be successful in marketing and selling its skin health and hair care products or its Omnilux products.

The Company may be unsuccessful in accessing the home-use consumer market with its PTL products or with its skincare products. Distribution through the consumer market will be principally through mass-retail chains in the near term, but will also include e-commerce and electronic media. While the Company expects the volumes will be higher, the margins may be lower. It may also prove difficult to obtain long-term commitments from the retailers. The mass retailer the Company collaborated with for the New-U hand-held device proved not equal to the task, and the Company’s licensee for the Clear-U technology has opted to discontinue its development activity under the license. If the Company is unable to secure distribution partners or obtain favorable pricing or long-term commitments, the Company’s efforts in the home-use consumer market may be unsuccessful.

The Company may encounter difficulties in quality testing and the manufacturing of its products in commercial quantities, which could adversely impact the rate at which the Company grows.

There can be no guarantee that the Company’s quality assurance testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the future, the Company may need to replace certain of its no!no!® product’s components and provide remediation in response to the discovery of defects or bugs in such products that it has shipped. There can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to its reputation, inventory costs or product reengineering expenses, any of which could have a material impact on the Company’s revenue, margins and net income.

Further, the Company may encounter difficulties manufacturing its non-cosmetic line of products because it has limited experience manufacturing such products in significant commercial quantities. As a result the Company will, in order to increase its manufacturing output significantly, have to attract and retain qualified employees for such assembly and testing operations.

Some of the components necessary for the assembly of the Company’s non-cosmetic products, including its PTL products, are currently provided to the Company by third-party suppliers. While alternative suppliers exist and could be identified, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. The Company’s dependence on a limited number of third-party suppliers and the challenges the Company may face in obtaining adequate supplies involve several risks, including limited control over pricing, availability, quality and delivery schedules. A disruption or termination in the supply of components could also result in the Company’s inability to meet demand for its products, which could harm its ability to generate revenues, lead to customer dissatisfaction and damage its reputation. Furthermore, if the Company is required to change the manufacturer of a key component of its products, the Company may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines including Quality Systems Regulations, or QSR requirements and performance standards. Failure to do so could result in the FDA taking legal or regulatory enforcement action against the Company and/or its products (e.g. recalls, fines, penalties, injunctions, seizures, prosecution or other adverse actions). The delays associated with the verification of a new manufacturer could delay the Company’s ability to manufacture its products in a timely manner or within budget. The Company faces the risk that there will be supply chain problems if the volumes do not match to the margins, as certain of the Company’s consumer market products are intended to be high-volume, lower-margined products.

Although the Company believes that its current manufacturing facilities are adequate to support its commercial manufacturing activities for the foreseeable future, the Company may be required to expand or restructure its manufacturing facilities to increase capacity substantially. In addition, if the Company is unable to provide customers with high-quality products in a timely manner, the Company may not be able to achieve market acceptance for its XTRAC system or achieve market acceptance and growth for its skincare products. The Company’s inability to manufacture or commercialize its devices successfully could have a material adverse effect on its revenue.

If the Company fails to manage its and its subsidiaries’ growth effectively, its businesses could be disrupted which could harm its operating results.

The Company’s possession and use of personal information presents risks and expenses that could harm its business. Unauthorized disclosure or manipulation of such data, whether through breach of its network security or otherwise, could expose the Company to costly litigation and damage its reputation.

Maintaining the Company’s network security is of critical importance because the online e-commerce systems store proprietary and confidential customer data such as names, addresses, other personal information and credit card numbers. The Company uses commercially available encryption technology to transmit personal information when taking orders. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate its systems and networks. In addition, employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. The Company employs contractors and temporary and part-time employees who may have access to the personal information of customers and employees. It is possible such individuals could circumvent its controls, which could result in a breach of customer privacy.

Possession and use of personal information in conducting its business subject the Company to legislative and regulatory burdens that could require notification of data breach, restrict its use of personal information and hinder its ability to acquire new customers or market to existing customers. The Company and its subsidiaries have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

If third parties improperly obtain and use the personal information of the Company and its subsidiaries’ customers, we may be required to expend significant resources to resolve these problems. A major breach of its network security and systems could have serious negative consequences for its businesses, including possible fines, penalties and damages, reduced customer demand for its products and services, harm to its reputation and brand and loss of the Company or its subsidiary’s ability to accept and process customer credit card orders.

The Company has experienced, and may in the future experience, growth in its business, both organically and through the acquisition of businesses and products. The Company expects to make significant investments to enable its future growth through, among other things, new product innovation and clinical trials for new applications and products.

In addition, if private carriers continue to approve favorable reimbursement policies for psoriasis and the Company’s marketing programs are successful in increasing utilization of its XTRAC system, the Company expects to experience growth in the number of its employees and customers and the scope of its operations.

Such growth may place a strain on the Company’s management and operations. The Company’s ability to manage this growth will depend upon, among other factors, its ability to broaden its management team; its ability to attract, hire, train, motivate and retain skilled employees; and the ability of its officers and key employees to continue to implement and improve its operational, financial and other systems, to manage multiple, concurrent customer relationships and different products and to respond to increasing compliance requirements. The Company’s future success is heavily dependent upon achieving such growth and acceptance of its products. Any failure to effectively manage future growth could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is exposed to risks associated with credit card and payment fraud and with credit card processing, which could cause the Company to lose revenue.

A significant part of its sales are processed by the Company through credit cards or automated payment systems to pay for its products and services. The Company has suffered losses, and may continue to suffer losses, as a result of orders placed with fraudulent credit cards or other fraudulent payment data. For example, under current credit card practices, the Company may be liable for fraudulent credit card transactions if it does not obtain a cardholder’s signature, a frequent practice in internet sales. The Company employs technology solutions to help it detect fraudulent transactions. However, the failure to detect or control payment fraud could cause the Company to lose sales and revenue.

Any significant interruptions in the operations of its third-party call centers could cause the Company to lose sales and disrupt its ability to process orders and deliver its solutions in a timely manner.

The Company relies on third-party call centers to sell its products, respond to customer service and technical support requests and process orders. Any significant interruption in the operation of these facilities, including an interruption caused by its failure to successfully expand or upgrade its systems or to manage these expansions or upgrades, could reduce its ability to receive and process orders and provide products and services, which could result in lost and cancelled sales and damage to the Company’s brand and reputation.

As the Company grows, it will need more capacity from those existing call centers, or the Company will need to identify and contract with new call centers. The Company may not be able to continue to locate and contract for call center capacity on favorable terms, or at all. Additionally, the rates those call centers charge the Company may increase, or those call centers may not continue to provide service at the current levels.

If the Company’s third-party call center operators do not convert inquiries into sales at expected rates, its ability to generate revenue could be impaired. Training and retaining qualified call center operators is challenging, and if the Company does not adequately train its third party call center operators, they will not convert inquiries into sales at an acceptable rate.

The Company is reliant on a limited number of suppliers for production of key products.

Production of the Company’s XTRAC system requires specific component parts obtained from the Company’s suppliers. Production of the Company’s surgical laser systems requires some component parts that may become harder to procure as the design of a system ages. Similarly, the Company’s skincare products may require compounds that can be efficiently produced only by a limited number of suppliers. The Company has one primary supplier of LEDs for its PTL business and relies on contract manufacturers. While the Company believes that it could find alternate suppliers, in the event that its suppliers fail to meet its needs, a change in suppliers or any significant delay in the Company’s ability to have access to such resources could have a material adverse effect on its delivery schedules, business, operating results and financial condition. Moreover, in the event the Company can no longer utilize this supplier or acquire this resource and must identify a new supplier or substitute a different resource, such change may trigger an obligation for the Company to comply with additional FDA regulatory requirements including, but not limited to, pre-marketing authorization and QSR requirements.

The Company’s failure to respond to rapid changes in technology and its applications in the medical devices industry or the development of a cure for skin conditions treated by its products could make its treatment system obsolete.

The medical device industry is subject to rapid and substantial technological development and product innovations. To be successful, the Company must respond to new developments in technology, new applications of existing technology and new treatment methods. The Company may also encounter greater pressure for innovation in order to satisfy a demand for novelty in the consumer market. The Company’s financial condition and operating results could be adversely affected if the Company fails to be responsive on a timely and effective basis to competitors’ new devices, applications, treatments or price strategies.

For example, the development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for the Company’s XTRAC system for these diseases and would require the Company to focus on other uses of its technology, which would have a material adverse effect on its business and prospects.

As the Company develops new products or improves its existing products, the Company may accelerate the economic obsolescence of the existing, unimproved products and their components. The obsolete products and related components may have little to no resale value, leading to an increase in the reserves the Company has against its inventory. Likewise, there is a risk that the new products or improved existing products may not achieve market acceptance and therefore may also lead to an increase in the reserves against the Company’s inventory.

The Company’s marketing campaigns and advertising may be attacked as false and misleading, and our media spending might not result in increased net sales or generate the levels of product and brand name awareness that the Company desires. The Company might not be able to increase its net sales at the same rate as it increases its advertising and marketing expenditures.

The Company’s future growth and profitability will depend in part on the effectiveness and efficiency of its marketing campaigns and media spending, including its ability to:

•	create greater awareness of its products and brand name;
•	determine the appropriate creative message and media mix for future expenditures; and
•	effectively manage advertising costs, including creative and media costs, to maintain acceptable costs in relation to sales levels and operating margins.

The Company’s no!no!® Hair products line of infomercials and advertising may not result in increased sales or generate desired levels of product and brand name awareness, may be attacked as false and misleading, and the Company may not be able to increase its net sales at the same rate as it increases its advertising expenditures or may be required to defend against inaccurate claims of false advertising. The Company is currently the subject of certain legal proceedings relating to its advertising claims in the U.S. The Company has voluntarily made changes to its advertising as part of its usual process for reviewing and updating its advertising through the various media and sales channels we rely upon, and which address certain of the claims made in these matters. These changes have not adversely affected the Company’s sales of the no!no!® Hair products in the U.S. to date; however the Company may be required to make other changes in the future in response to existing or potential legal proceedings that could materially and adversely affect such sales.

The Company periodically updates the content of its infomercials and revises its product offerings. If customers are not as receptive to new infomercial content or product offerings, the Company’s sales through its infomercial sales channel will decline. In addition, if there is a marked increase in the price that the Company pays for its media time, the cost-effectiveness of its infomercials will decrease. If the Company’s infomercials are broadcast during times when viewership is low, this could also result in a decrease of the cost-effectiveness of such broadcasts, which could cause its results of operations to suffer. Also, to the extent the Company has committed in advance for broadcast time for its infomercials, the Company would have fewer resources available for potentially more effective distribution channels.

A higher than anticipated level of product returns may adversely affect our business and our customers, or physicians and technicians, as the case may be, may misuse certain of our products, and product and other damages imposed on the Company may exceed our insurance coverage, or the Company may be subject to claims that are not covered by insurance.

The Company offers consumers who purchase its no!no!® products directly from the Company an unconditional full 60-days money-back guarantee. Retailers and home shopping channels are also permitted to return the no!no!® products, subject to certain limitations. The Company establishes revenue reserves for product returns based on historical experience, estimated channel inventory levels and other factors. If product returns exceed estimates, the excess would offset reported revenue, which could negatively affect the Company’s financial results. Product returns and the potential need to remedy defects or provide replacement products or parts for items shipped in volume could result in substantial costs, the requirement to conduct an FDA recall and/or submit an FDA-required report of a correction/removal and have a material adverse effect on the Company’s business and results of operations.

The Company may be subject to product liability claims from time to time. A number of the Company’s products are highly complex and some are used to treat delicate skin conditions on and near a patient’s face. In addition, the clinical testing, manufacturing, marketing and use of certain of the Company’s products and procedures may also expose the Company to product liability, FDA regulatory and/or legal actions, or other claims. Certain indications for use for the Company’s PTL light-based devices, though approved outside the U.S., are not approved in the U.S. If a physician elects to apply an off-label use and the use leads to injury, the Company may be involved in costly litigation. In addition, the fact that the Company trains technicians whom it does not supervise in the use of its XTRAC system during patient treatment may expose the Company to third-party claims if those doing the training are accused of providing inadequate training. The Company presently maintains liability insurance with coverage limits of at least $5,000,000 per occurrence, which the Company believes is an adequate level of product liability insurance, but product liability insurance is expensive and the Company might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect the Company, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on its business, results of operations and financial condition. In addition, continuing insurance coverage may also not be available at an acceptable cost, if at all. Therefore, the Company may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether the Company is insured, a product liability claim or product recall may result in losses that could result in the FDA taking legal or regulatory enforcement action against the Company and or its products including recall, and could have a material adverse effect upon the Company’s business, financial condition and results of operations.

The Company’s costs could substantially increase if it experiences a significant number of warranty claims.

The Company provides 12-month product warranties against technical defects of its no!no!® line of hair removal products. Its product warranty requires the Company to repair defective parts of its products, and if necessary, replace defective components. Historically, the Company has received a limited number of warranty claims for these products. The costs associated with such warranty claims have historically been relatively low. Thus, the Company generally does not accrue a significant liability contingency for potential warranty claims.

If the Company experiences an increase in warranty claims, or if its repair and replacement costs associated with such warranty claims increase significantly, we will begin to incur liabilities for potential warranty claims after the sale of its products at levels that the Company has not previously incurred or anticipated. In addition, an increase in the frequency of warranty claims or amount of warranty costs may harm its reputation and could have a material adverse effect on its financial condition and results of operations.

The Company may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

The Company’s business may bring it into conflict with its licensees, licensors, or others with whom the Company have contractual or other business relationships, or with its competitors or others whose interests differ from it. If the Company is unable to resolve those conflicts on terms that are satisfactory to all parties, the Company may become involved in litigation brought by or against it. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against the Company that require it to pay damages, enjoin it from certain activities, or otherwise affect its legal or contractual rights, which could have a significant adverse effect on its business. The Company cannot predict what the outcome will be in any ongoing or threatened litigations, and any adverse results in any such litigations may also materially and negatively impact its business, the market price of its common stock, cash flow, prospects, revenues, profitability or capital expenditures, or have other material adverse effects on its business, reputation, results of operations, financial condition or liquidity.

We are currently party to the following litigations and are threatened with additional litigation from time to time:

On November 5, 2010, TRIA Beauty, Inc. (“TRIA”) filed a complaint against Radiancy in the United States District Court for the Northern District of California. An amended complaint was filed on July 22, 2011. In the amended complaint, TRIA alleges that Radiancy is liable for false advertising and trademark infringement under the Lanham Act and related California state law causes of action with respect to certain of Radiancy’s advertising claims for its at-home hair removal and acne treatment products and its alleged use of TRIA’s registered trademarks in paid internet searches. TRIA’s complaint seeks damages in an unspecified amount, costs, attorney’s fees, corrective advertising, as well as preliminary and permanent injunctive relief. On December 15, 2010, Radiancy answered TRIA’s complaints, and filed counterclaims based on TRIA’s false and misleading advertising for its TRIA Hair and TRIA Acne products. This case is in the discovery phase.

On January 6, 2011 Radiancy filed a complaint against TRIA in the Supreme Court of the State of New York for unfair competition; tortious interference with contractual relations; misappropriation and exploitation of Radiancy’s confidential and proprietary information.

From time to time, the Company is also threatened with individual and class action litigations involving its business, products, advertisements, packaging, labeling, consumer claims, contracts, agreements, intellectual property or FDA matters, licenses and other areas involving it and its business. The outcome or effect on its or its business, the market price of the Company’s common stock, cash flows, prospects, revenues, profitability, capital expenditures, reputation, demand for its products, results of operations, financial condition or liquidity of any future litigation cannot be predicted by the Company.

On November 16, 2011, Radiancy received a demand letter from Milstein Adelman LLP. (the “Milstein Letter”). The Milstein Letter alleges that Radiancy has violated and continues to violate provisions of the California Consumer Legal Remedies Act, California Civil Code section 1750 with respect to its marketing and advertising of the no!no!® Hair Removal System. The Milstein Letter further alleges that Radiancy’s conduct violates California’s Unfair Competition Law, False Advertising Law and Health and Safety Code and requests restitution for a purported Class of consumers. Additionally, on November 21, 2001, Radiancy received a second demand letter of a similar nature from another law firm. As of the date of this prospectus, Radiancy is not aware of the initiation of any formal legal proceedings or complaints having been filed against Radiancy in connection with either letter. While it is not feasible to predict the timing of any formal legal proceedings or the outcome thereof, which outcome may not be able to be determined for a prolonged period of time, Radiancy intends to vigorously defend any and all threatened or actual legal, regulatory and other actions and claims that may be filed, including with respect to both letters.  Following the completion of the merger, such liabilities arising out of the foregoing litigations, if decided adversely against either the Company’s subsidiary or the Company, could have a material and negative effect on the Company, including, but not limited to, its operations, liquidity, stock price, sales of its products, cash flow and cash position and reputation.

Litigation is inherently unpredictable and may:

•
result in rulings that are materially unfavorable to the Company, including claims for significant damages, fines or penalties, and administrative remedies, or other rulings that prevent it from operating its business in a certain manner;

•	cause the Company to change our business operations to avoid perceived risks associated with such litigation; and
•	require the expenditure of significant time and resources, which may divert the attention of management and interfere with the pursuit of the Company’s strategic objectives.

While the Company maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. If any litigation were to have a material adverse result, there could be a material impact on the Company’s results of operations, cash flows or financial position. See Item 3. Legal Proceedings for further discussion regarding the Company’s outstanding litigations and threatened claims.

The Company depends on its executive officers and key personnel to implement its business strategy and could be harmed by the loss of their services.

The Company believes that its growth and future success will depend in large part upon the skills of its key management, technical and scientific personnel. Certain of the Company’s management and other employees may voluntarily terminate their employment with the Company at any time. The loss of the services of these or other key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources. In particular, the Company’s success depends in part upon the continued service and performance of Dr. Dolev Rafaeli and Dennis M. McGrath. The Company has fixed-term employment agreements with Dr. Rafaeli and Mr. McGrath; however, there are no assurances that the services of these individuals will be available to the Company for any specified period of time. The loss of the services of one or both of these officers could adversely affect the Company’s ability to develop and introduce its new products.

In addition, the Company depends on its ability to attract and retain other highly skilled personnel, including research scientists. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy.

Additionally, the Company does not currently maintain “key person” life insurance on the lives of its executives or any of its employees. The Company’s lack of insurance means that it may not have adequate compensation for the loss of the services of its key employees.

It may be difficult for any of the Company’s stockholders to effect service of process against the Company or its officers and directors.

Certain of the Company’s operating subsidiaries’ assets are located in Israel. As a result, the Company’s stockholders may find it difficult to enforce their legal rights in Israeli courts based on the civil liability provisions of the United States Federal securities laws in the courts of either the United States or Israel, even if civil judgments are obtained in courts of the United States. In addition, it is unclear if extradition treaties in effect between the United States and Israel would permit effective enforcement against the Company’s officers and directors that reside outside the United States of criminal penalties, under the United States Federal securities laws or otherwise.

Currency exchange rate fluctuations could adversely affect the Company’s operating results.

Much of the Company’s operating expenses are denominated in New Israeli Shekel (“NIS”). Any significant fluctuation in value of the NIS may materially and adversely affect its cash flows, earnings and financial position. For example, an appreciation of NIS against the U.S. dollar would make any new NIS denominated investments or expenditures more costly to the Company, to the extent that it needs to convert U.S. dollars into NIS for such purposes.  Furthermore, because certain of our business includes international business transactions, costs and prices of its products or components in overseas countries, such transactions are affected by foreign exchange rate changes.

The majority of sales invoicing for the Company’s PTL business is done in either Pounds Sterling, Euros or U.S. dollars, while product costs and the overhead of the offices in the United Kingdom are denominated in Pounds Sterling. The Company’s U.S. operations, with U.S. dollar operating costs, serve to reduce the exposure to fluctuations in the value of the Pound Sterling or the Euro. To the extent that the Company adjusts its invoicing practices for its PTL business, or if the remainder of its business (or any portion thereof) ceases to be conducted primarily in U.S. dollars, the Company’s exposure to the market’s currency conditions could present a greater risk to it.

As a result, foreign exchange rate fluctuations may adversely affect the Company’s business, operating results and financial condition.

Risks Related to the Company’s Intellectual Property Matters

If the Company is unable to adequately protect or enforce its rights to intellectual property or secure patents right to technologies that it develops, the Company may, experience reduced market share, assuming any, or incur costly litigation to enforce, maintain or protect such rights.

The Company’s success depends in part on its ability to maintain and defend patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. However, the Company cannot guarantee that the patents covering certain of its technologies and processes will not be contested, found to be invalid, unenforceable or owned by another or circumventable. There can be no assurance that its pending patent applications will result in patents being issued, or that its competitors will not circumvent, or challenge the validity of, any patents issued to the Company. Any such objections and rejections may adversely affect the Company’s other patents and patent applications.  There can be no assurance that measures taken by the Company to protect its proprietary information will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. In addition, in the event that another party infringes its patent rights or other proprietary rights, the enforcement of such rights can be a lengthy and costly process, with no guarantee of success. Moreover, there can be no assurance that claims alleging infringement by the Company of the proprietary rights of others will not be brought against the Company in the future or that any such claims will not be successful. If the Company is unable to maintain the proprietary nature of its technologies, its ability to market or be competitive with respect to some or all of its products may be affected, which could reduce its sales and affect its profitability. Also, as the Company’s patents expire, competitors may utilize the technology found in such patents to commercialize their own products. Moreover, while the Company seeks to secure additional patents on commercially desirable improvements, there can be no assurance that the Company will be successful in securing such patents, or that such additional patents will adequately offset the effect of expiring patents.  Further, pending patent applications are not enforceable.

The Company’s policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of the Company’s business. The Company’s strategy has been to apply for and maintain patent protection for inventions and their applications which it believes has potential commercial value in countries that offer significant market potential. The Company is unable to file patent applications covering all of its products in every country and as a result its patents are also limited in scope and geographic coverage and may not protect the Company from competing products in those markets.

The Company will rely on certain of its PTL patents to protect the home-use market for two of its PTL hand-held devices. If the patents prove unenforceable or circumventable, the Company may not attain growth and may lose market share from these PTL products.

The Company’s success may depend, in part, on its ability to continue to use certain software in its products and in its business. This software may have been created by contractors to the Company or may include third-party software such as open source software. There is a possibility that claims will be made that this software infringes the copyright and/or trade secret rights of one or more third parties and that such claims may affect the Company’s right to use the software.

From an international perspective, protection of intellectual property outside of the U.S. is uncertain to the Company. The laws of some countries may not protect the Company’s intellectual property rights to the same extent as laws in the U.S. The intellectual property rights the Company enjoys in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted. This may affect the Company’s ability to commercialize its products, grow its product sales and maintain market share in countries outside the U.S. It may be necessary or useful for the Company to participate in proceedings to determine the validity of its foreign intellectual property rights, or those of its competitors, which could result in substantial cost and divert its resources, efforts and attention from other aspects of its business.

The Company’s trademarks are limited in scope and geographic coverage and may not significantly distinguish the Company from its competition. The Company’s trade secrets are also limited in scope and geographic coverage and may not adequately protect the Company from products offered by our competitors.

The Company owns several federal and international trademark registrations and has federal trademark applications pending in the United States and abroad for additional trademarks. Even if federal registrations are granted to the Company, its trademark rights may be challenged. Further, as registration is usually a requirement for protection in most foreign countries, if the Company has not registered its marks, it may not have any enforceable rights.  It is also possible that its competitors will adopt trademarks similar to the Company’s, thus impeding its ability to build brand identity and possibly leading to customer confusion. Third parties could register trademarks that are similar to the Company’s in the United States and overseas. The Company could incur substantial costs in prosecuting or defending trademark infringement suits. If the Company fails to effectively enforce its trademark rights, its competitive position and brand recognition may be diminished.

Furthermore, the Company’s skincare business seeks to establish customer loyalty, in part, by means of its use of trademarks. It can be difficult and costly to defend trademarks from encroachment, especially on the Internet, or misappropriation overseas. Third parties may also challenge the validity of the Company’s trademarks. In either eventuality, the Company’s customers may become confused and direct their purchases to competitors. Third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to the Company’s own. Without the protection afforded by the Company’s patent, trade secret and proprietary information rights, the Company may face direct competition from others commercializing their products using the Company’s technology, which may have a material adverse effect on the Company’s business and its prospects.

Trade secrets and other proprietary information which are not protected by patents are also critical to the Company’s business. The Company attempts to protect its trade secrets by, among other steps, entering into confidentiality agreements with third parties, employees and consultants. However, such other steps may be ineffective and these agreements can be breached and, if they are and even if the Company is able to prove the breach or that its technology has been misappropriated under applicable state law, there may not be an adequate remedy available to the Company.

The Company must monitor and protect its internet domain names to preserve their value. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of its trademarks.

Third parties may acquire substantially similar domain names that decrease the value of the Company’s domain names and trademarks and other proprietary rights which may hurt its business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional “top-level” domains, which are the portion of the Web address that appears to the right of the “dot,” such as “com,” “gov” or “org.” As a result, the Company may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which the Company conducts business, which could harm its business or reputation.

Claims that the Company misuses the intellectual property of others could subject the Company to significant liability and disrupt its business.

The Company may become subject to material legal proceedings and claims relating to intellectual property matters, including of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks or other proprietary rights. Its competitors, some of which may have substantially greater resources than the Company has and may have made significant investments in competing products and technologies, may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with its ability to make, use and sell its current and future products and technologies. The Company may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, the Company may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to its interests. The Company may need to resort to costly and time consuming litigation to protect and/or enforce its proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of its products, technologies or processes infringe the patents or other proprietary rights of third parties. Any failure to enforce or protect its rights could cause the Company to lose the ability to exclude others from using its technologies to develop or sell competing products. The Company may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. The outcome of any such proceedings is uncertain and, if unfavorable, could force the Company to discontinue sales of the affected products or impose significant penalties or restrictions on its business. The Company does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

If the Company is unable to defend its intellectual property rights internationally, it may face increased competition outside the U.S., which could materially and adversely affect its future business, prospects, operating results and financial results and financial condition.

Risks Related to the Company’s Regulatory Matters

The Company’s failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent the Company from commercially distributing and marketing current or upgraded products in the United States, which could severely harm our business.

The Company’s products, including the no!no!® family of products, are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved premarket approval application, or PMA, unless the device is specifically exempt from those requirements. Should the FDA require, or a change in current regulations occur, that our products be FDA-cleared for marketing and sale in the U.S. we may be required to incur significant expense and engage in a time consuming process seeking such approvals. If we were unable to obtain the required FDA approvals for these products or as necessary to make certain claims about the efficacy of the products, our sales of these products in the U.S. could be materially adversely affected.

The FDA clears marketing of a lower risk medical devices through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is typically more costly, lengthy than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

The Company does not currently have any products approved for market through the PMA process. Several products are cleared for market through the 510(k) pathway or are class I products which have been designated as exempt from premarket 510(k) notification requirements. The marketing and sale of our no!no!® family of consumer products in the United States (excluding no!no! Skin that has FDA clearance), a market that accounted for approximately 54% of the total sales of this line of products for the year ended December 31, 2011, do not currently require FDA marketing clearance. Accordingly, our no!no!® line of products do not have any FDA-cleared indications as to their efficacy in terms of long term or permanent hair removal or reduction in hair re-growth. Accordingly, we are subject to limitations on the advertising claims we are allowed to make regarding the hair removal and hair reduction effects of our products.

The Company’s failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, or corrective action, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of the manufacturing facility are possible.

If required, clinical trials necessary to support a 510(k) notice or PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support a 510(k) notice or a PMA application, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product the Company advances into clinical trials may not have favorable results in early or later clinical trials.

Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by patients enrolled as subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy may be required and the Company may not adequately develop such protocols to support clearance and approval. Further, the FDA may require the Company to submit data on a greater number of patients than it originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis for any clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. The FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

The Company’s medical device operations are subject to pervasive and continuing FDA regulatory requirements.

Medical devices regulated by the FDA are subject to “general controls” which include: registration with the FDA; listing commercially distributed products with the FDA; complying with good manufacturing practices under the quality system regulations; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining premarket notification 510(k) clearance for devices prior to marketing. Some devices known as “510(k)-exempt” can be marketed without prior marketing clearance or approval from the FDA. In addition to the “general controls,” some Class II medical devices are also subject to “special controls,” including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, some Class III devices are subject to premarket approval (PMA). In general, obtaining premarket approval to achieve marketing authorization from the FDA is a more onerous process than seeking 510(k) clearance.

Many medical devices, such as medical lasers, are also regulated by the FDA as “electronic products.” In general, manufacturers and marketers of “electronic products” are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.

Noncompliance with applicable medical device controls or requirements and electronic product requirements causes the medical devices and/or electronic products to violate FDA law, which may expose the Company to legal action initiated by the Department of Justice (on behalf of the FDA) and/or various forms of FDA enforcement and compliance actions. These legal, enforcement and compliance actions include, but are not limited to the issuance of Warning Letters, untitled letters, recalls, fines, penalties, injunctions, seizures, prosecutions, adverse publicity (FDA press release), or other adverse actions.

Additionally, the Company must have the appropriate FDA clearances and/or approvals in order to lawfully market devices and or/drugs. The FDA may disagree that the Company has such clearance and/or approvals for all of its products.

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on the Company.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices the Company will be able to charge for its products, or the amounts of reimbursement available for its products from governmental agencies or third-party payors. These limitations could have a material adverse effect on the Company’s financial position and results of operations.

Changes in the healthcare industry in the U.S. and elsewhere could adversely affect the demand for the Company’s products as well as the way in which the Company conducts its business. From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of medical devices. On March 23, 2010, health reform legislation was approved by Congress and has been signed into law, but the legislation has been subject to judicial challenge and political opposition. The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, and create insurance pooling mechanisms and other expanded public health care measures. The Company anticipates that out of the reform legislation will come a reduction in Medicare spending on services provided by hospitals and other providers and a form of sales or excise tax on the medical device manufacturing sector.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The FDA is currently exploring ways to modify its 510(k) clearance process. In addition, due to changes at the FDA in general, it has become increasingly more difficult to obtain 510(k) clearance as data requirements have increased. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. However, any changes could make it more difficult for the Company to maintain or attain clearance or approval to develop and commercialize our products and technologies.

Various healthcare reform proposals have also emerged at the state level. The Company cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for the Company’s products, reduce medical procedure volumes and adversely affect the Company’s business, possibly materially. In addition, if the excise taxes contained in the House or Senate health reform bills are enacted into law, the Company’s operating expenses resulting from such an excise tax and results of operations would be materially and adversely affected.

If the effectiveness and safety of the Company’s devices are not supported by long-term data, the Company’s revenues could decline.

The Company’s products may not be accepted in the market if the Company does not produce clinical data supported by the independent efforts of clinicians. The Company received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon the Company’s study of a limited number of patients. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. For the treatment of vitiligo, atopic dermatitis and leukoderma, the Company has received clearance from the FDA for the use of the XTRAC system based primarily on a showing of substantial equivalence to other previously cleared predicate devices. However, the Company may discover that physicians will expect clinical data on such treatments with the XTRAC system. The Company also may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by the Company’s relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with the Company’s product is less effective or less safe than the Company’s current data suggests, the Company’s revenues could decline. In addition, the FDA could then bring legal or regulatory enforcement actions against the Company and/or its products including, but not limited to, recalls or requirements for pre-market 510(k) authorizations. The Company can give no assurance that its data will be substantiated in studies involving more patients. In such a case, the Company may never achieve significant revenues or profitability.

Certain indications for use for the PTL light-based products are permitted in Europe and elsewhere in the world, but are not approved or cleared for marketing in the U.S. Such approvals/clearances in the U.S. could be costly and take significant time to obtain. If the Company is ultimately not approved or cleared to market the devices for these additional indications for use in the U.S., it is uncertain whether the products will be successful in the U.S.

If the Company is found to be promoting the use of its devices for unapproved or “off-label” uses or engaging in other noncompliant activities, the Company may be subject to recalls, seizures, fines, penalties, injunctions, adverse publicity, prosecution, or other adverse actions, resulting in damage to its reputation and business.

The Company’s labeling, advertising, promotional materials and user training materials must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Obtaining 510(k) clearance or PMA approval only permits the Company to promote its products for the uses specifically cleared by the FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians and consumers may use the Company’s products off-label because the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine nor is there oversight on patient use of over-the-counter devices. Although the Company may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance.  Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product.

If the FDA determines that the Company’s labeling, advertising, promotional materials, or user training materials, or representations made by Company personnel, include the promotion of an off-label use for the device, or that the Company has made false or misleading or inadequately substantiated promotional claims, or claims that could potentially change the regulatory status of the product, the agency could take the position that these materials have misbranded the Company’s devices and request that the Company modifies its labeling, advertising, or user training or promotional materials and/or subject the Company to regulatory or legal enforcement actions, including the issuance of an Untitled Letter or a Warning Letter, injunction, seizure, recall, adverse publicity, civil penalties, criminal penalties, or other adverse actions. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the Company’s labeling, advertising, promotional, or user training materials to constitute promotion of an unapproved use, which could result in significant fines, penalties, or other adverse actions under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, we would be subject to extensive fines and penalties and the Company’s reputation could be damaged and adoption of the products would be impaired. Although the Company intends to refrain from statements that could be considered off-label promotion of its products, the FDA or another regulatory agency could disagree and conclude that the Company has engaged in off-label promotion. For example, the Company has made statements regarding some of its devices that the FDA may view as off-label promotion. In addition, any such off-label use of the Company’s products may increase the risk of injury to patients, and, in turn, the risk of product liability claims, and such claims are expensive to defend and could divert the Company’s management’s attention and result in substantial damage awards against the Company.

The Company currently markets the no!no!® product for hair removal. Based on previous feedback received from the FDA, this product is not considered a medical device so long as the company does not promote the product for medical claims. Promotion of this product for claims beyond those agreed upon by the FDA may subject the product to regulation by the FDA, and may require clearance of a 510(k) notice to continue marketing the product.

The Company may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if the Company is unable to fully comply with such laws.

While the Company does not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, many healthcare laws and regulations apply to the Company’s business. For example, the Company could be subject to healthcare fraud and abuse and patient privacy regulation and enforcement by both the federal government and the states in which the Company conducts its business. The healthcare laws and regulations that may affect the Company’s ability to operate include:

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

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services not provided as claimed and which may apply to entities like the Company to the extent that the Company’s interactions with customers may affect their billing or coding practices;

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

Recently, the medical device industry has been under heightened scrutiny as the subject of government investigations and regulatory or legal enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If the Company’s operations or arrangements are found to be in violation of any of the laws described above or any other governmental regulations that apply to the Company, the Company may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of its operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of the Company’s operations could adversely affect its ability to operate its business and its financial results. The risk of the Company being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against the Company for violation of these laws, even if the Company successfully defends against it, could cause the Company to incur significant legal expenses and divert its management’s attention from the operation of its business. If the physicians or other providers or entities with whom the Company does business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on the Company’s business.

The Company or its subsidiaries’ failure to obtain or maintain necessary FDA clearances or approvals, or equivalents thereof in the U.S. and relevant foreign markets, could hurt our ability to distribute and market our products.

In both the Company’s and its subsidiaries’ United States and foreign markets, it is affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions.

For example, the Company’s laser products are considered medical devices and are subject to extensive regulation in the U.S. and in foreign countries where we intend to do business. In addition, certain of the Company’s skincare products and product candidates may fall under the regulatory purview of various centers at the FDA and in other countries by similar health and regulatory authorities. As the Company seeks to expand sales of its skincare products outside the U.S., we may encounter requirements that we did not anticipate or that we may not be able to satisfy.

In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company’s and its subsidiaries’ products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA, the FTC, State Attorneys General in the United States, the Ministry of Health, Labor and Welfare in Japan, as well as by various other federal, state, local and international regulatory authorities in the countries in which its products are manufactured, distributed or sold. If the Company or its manufacturers fail to comply with those regulations, the Company and its subsidiaries could become subject to significant penalties or claims, which could harm its results of operations or its ability to conduct its business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of its products, resulting in significant loss of net sales. The Company’s failure to comply with federal or state regulations, or with regulations in foreign markets that cover its product claims and advertising, including direct claims and advertising by the Company or its subsidiaries, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Further, the Company and its subsidiaries’ businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect its sales and profitability.  Each medical device that the Company wishes to market in the U.S., it must first receive either 510(k) clearance or premarket approval from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The premarket approval process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect the Company’s revenues and profitability. Although the Company has obtained 510(k) clearances for its XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and 510(k) clearances for its Omnilux devices as well as extensive 510(k) clearances for its surgical products, these clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on the Company’s business.

Although cosmetic products are not subject to any FDA premarket approval or clearance process, they must, nonetheless, comply with the FDA’s formulation and labeling requirements or such products may be considered adulterated or misbranded by the agency which could subject the Company to potential regulatory or legal enforcement actions. Similar, or more stringent, requirements may apply in foreign jurisdictions as well.  The Company may also find that if its cosmetic products compete with a third-party’s drug product, competitive and regulatory pressure may be applied against the cosmetic products. Some cosmetic products may be viewed by the FDA as drugs or devices to a large extent based upon the promotional claims or ingredients. Because there is a degree of subjectivity in determining whether marketing materials or statements constitute product claims and whether they involve drug claims, the Company’s claims and interpretation of applicable regulations may be challenged, which could harm its business.

Sunscreen products that contain ingredients or make claims beyond those identified by the FDA in its sunscreen monograph and corresponding guidance documents are considered unapproved new drugs. The FDA may view some of the Company’s sunscreen products as new drugs if the FDA determines that its formula and/or claims are not in compliance with the monograph or applicable guidance.

Certain indications for use for the Company’s PTL light-based products are permitted in Europe and elsewhere in the world, but are not cleared or approved for marketing in the U.S. Such clearances or approvals could be costly and take significant time to obtain. If the Company is not approved or cleared to market the indications for use in the U.S., it is uncertain whether the products will be successful in the U.S.

The Company has modified some of its products and sold them under prior 510(k) clearances. The FDA could decide the modifications required new 510(k) clearances and require the Company to cease marketing and/or recall the modified products.

Any modification to one of the Company’s 510(k) cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or a pre-market approval. The Company may be required to submit pre-clinical and clinical data depending on the nature of the changes and the product. The Company may not be able to obtain additional 510(k) clearances or pre-market approvals for modifications to, or additional indications for, its existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect its ability to introduce new or enhanced products into the market in a timely manner, which in turn would harm its revenue and operating results. The Company has modified some of its marketed devices, but the Company has determined, and may make such additional determinations in the future, that new 510(k) clearances or pre-market approvals are not required.  The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review the manufacturer’s decision.  The Company cannot be certain that the FDA would agree with any of its prior or future decisions not to seek new 510(k) clearances or pre-market approvals. If the FDA requires the Company to seek new 510(k) clearance or a pre-market approval for any modification, the Company also may be required to cease marketing, distributions and/or recall the modified device until the Company obtains such 510(k) clearance or pre-market approval, and may be subject to significant regulatory fines or penalties. The FDA could also bring legal or regulatory enforcement action against the Company or its products.

Any recall or FDA requirement that the Company seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA. New submissions to obtain 510(k) clearance or PMA approval could require additional pre-clinical and/or clinical testing which could be expensive and time consuming.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Some of the Company’s new or modified products may require the FDA clearance of a 510(k) notice. In addition some of the products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse requests for 510(k) clearance or premarket approval of new products. Failure to receive clearance or approval for new products would have an adverse effect on the Company’s ability to expand our business.

The results of the Company’s clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.

Even if any of the Company’s clinical trials are completed as planned, it cannot be certain that study results will support product candidate claims or that the FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical evaluation and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

The Company’s market acceptance in international markets requires regulatory approvals from foreign governments and may depend on third party reimbursement of participants’ cost.

The Company has introduced its XTRAC system into markets in more than 30 countries in Europe, the Middle East, the Far East Asia, Southeast Asia, Australia, South Africa and parts of Central and South America. The Company intends to expand the number of countries in these markets where the Company distributes its products through the network of distributors which PTL and GlobalMed have built. The Company cannot be certain that its distributors will be successful in marketing XTRAC systems in these or other countries or that its distributors will purchase XTRAC systems beyond their current contractual obligations or in accordance with the Company’s expectations.

Even if the Company obtains and maintains the necessary foreign regulatory registrations or approvals, market acceptance of the Company’s products in international markets may be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. The Company may seek international reimbursement approvals for its products, but the Company cannot assure you that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals in any given market could have a material adverse effect on the acceptance or growth of the Company’s products in that market or others.

If the Company or its third-party manufacturers or suppliers fail to comply with the FDA’s Quality System Regulation or any applicable state equivalent, the Company’s manufacturing operations could be interrupted and the Company’s potential product sales and operating results could suffer.

The Company and some of its third-party manufacturers and suppliers are required to comply with some or all of the FDA’s drug Good Manufacturing Practices or its QSR, that delineates the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of the Company’s medical devices. The Company and its manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if the Company markets its products overseas. The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. The Company’s facilities have been inspected by the FDA and other regulatory authorities, and the Company anticipates that it and certain of its third-party manufacturers and suppliers will be subject to additional future inspections. If the Company’s facilities or those of its manufacturers or suppliers are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, FDA could take legal or regulatory enforcement actions against the Company and/or its products, including but not limited to the cessation of sales or the recall of distributed products, which could impair the Company’s ability to produce its products in a cost-effective and timely manner in order to meet its customers’ demands. The Company may also be required to bear other costs or take other actions that may have a negative impact on its future sales and its ability to generate profits.

Current regulations depend heavily on administrative interpretation. If the FDA does not believe that the Company is in substantial compliance with applicable FDA regulations, the agency could take legal or regulatory enforcement actions against the Company and/or its products. The Company is also subject to periodic inspections by the FDA, other governmental regulatory agencies, as well as certain third-party regulatory groups. Future interpretations made by the FDA or other regulatory bodies made during the course of these inspections may vary from current interpretations and may adversely affect the Company’s business and prospects. The FDA’s and foreign regulatory agencies’ statutes, regulations, or policies may change, and additional government regulation or statutes may be enacted, which could increase post-approval regulatory requirements, or delay, suspend, prevent marketing of any cleared / approved products or necessitate the recall of distributed products. The Company cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

Recently, the medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If the Company’s operations and activities are found to be in violation of any FDA laws or any other governmental regulations that apply to the Company, the Company may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of the Company’s operations or activities could adversely affect its ability to operate its business and its financial results. The risk of the Company being found in violation of FDA laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against the Company for violation of these laws, even if the Company successfully defends against it, could cause the Company to incur significant legal expenses and divert its management’s attention from the operation of its business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, the Company may determine that the costs, both real and contingent, are not justified by the commercial returns to the Company from maintaining the dispute or the product.

Various claims, design features or performance characteristics of Company drugs, medical devices and cosmetic products, that the Company regarded as permitted by the FDA without marketing clearance or approval, may be challenged by the FDA or state regulators. The FDA or state regulatory authorities may find that certain claims, design features or performance characteristics, in order to be made or included in the products, may have to be supported by further studies and marketing clearances or approvals, which could be lengthy, costly and possibly unobtainable.

The Lumiere Excel and Lumiere Spa products are LED therapy products sold to tanning salons and spas. In 2011, the Texas Department of State Health Services (DSHS) challenged the Company’s and its customers’ right to make certain marketing claims for its Lumiere LED products. The Company is in the process of revising labeling and marketing materials to address Texas DSHS concerns. Moreover, Texas DSHS raised an issue regarding whether the Lumiere products could be marketed without FDA premarket notification (510(k)) clearance. Texas DSHS had requested that the Company seek FDA feedback on the regulatory/marketing status of the Lumiere products. Prior to the Company engaging the FDA on this topic, the FDA issued a December 21, 2011 letter to the Indoor Tanning Association indicating that products, similar to the Lumiere, require 510(k) clearance. Despite the fact that the FDA issued a November 18, 2004 letter stating that the Lumiere did not require 510(k) clearance, the Company may need to seek 510(k) clearance for the Lumiere products to continue marketing them. In the same general timeframe as the issuance of the December 21 FDA letter, Texas DSHS began to detain Lumiere products that it identified at various tanning salons and spas which it visited for inspection. The State of New York also has asked for a 510(k) number for the Lumiere products. Other states could potentially take similar actions. The Company suspended shipments of Lumiere into the State of Texas in early September 2011, pending resolution of the Lumiere issues.

Similarly, the FDA conducted an inspection of one of the Company’s facilities in the third quarter of 2011. Besides issuing a Form FDA-483 (list of inspectional observations) related to certain good manufacturing practice issues, the FDA questioned certain claims that the Company was making with respect to certain of its wound care products. The Company has responded in writing to the FDA, addressing the list of observations as well as the FDA’s concern about wound care product claims. The FDA has issued a reply to the Company’s initial response, but the reply has not taken into account the Company’s monthly follow-up correspondence in which the Company documented the completion of the tasks it undertook in order to address the inspectional observations. Among such tasks, the Company amended certain claims for its wound care products. The Company has asked the FDA to take cognizance of its follow-up efforts.

The FDA determines whether a product is a cosmetic or a drug to a large extent based upon the claims made for the product. Because there is a degree of subjectivity in determining whether marketing materials or statements constitute product claims and whether they involve improper drug claims, our claims and our interpretation of applicable regulations may be challenged, which could harm our business.

If the Company fails to comply with ongoing regulatory requirements, or if we experience unanticipated problems with products, these products could be subject to restrictions or withdrawal from the market.

The Company is also subject to similar state requirements and licenses. Failure by the Company to comply with statutes and regulations administered by the FDA and other regulatory bodies, discovery of previously unknown problems with its products (including unanticipated adverse events or adverse events of unanticipated severity or frequency), manufacturing problems, or failure to comply with regulatory requirements, or failure to adequately respond to any FDA observations concerning these issues, could result in, among other things, any of the following actions:

•	warning letters or untitled letters issued by the FDA;
•	fines, civil penalties, injunctions and criminal prosecution;
•	unanticipated expenditures to address or defend such actions;
•	delays in clearing or approving, or refusal to clear or approve, our products;
•	withdrawal or suspension of clearance or approval of our products by the FDA or other regulatory bodies;
•	product recall or seizure;
•	orders for physician or customer notification or device repair, replacement or refund;
•	interruption of production; and
•	operating restrictions.

If any of these actions were to occur, it would harm the Company’s reputation and adversely affect its business, financial condition and results of operations.

The Company’s medical products may in the future be subject to product recalls that could harm its reputation, business and financial results.

The FDA has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by the Company or one of its distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of the Company’s products would divert managerial and financial resources and have an adverse effect on its financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within ten (10) working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA.  The Company may initiate voluntary recalls involving its products in the future that the Company determines do not require notification of the FDA. If the FDA disagrees with the Company’s determinations, they could require the Company to report those actions as recalls. A future recall announcement could harm the Company’s reputation with customers and negatively affect its sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted. No recalls of the Company’s medical products have been reported to the FDA.

If the Company’s medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If the Company fails to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against  the Company. Any such adverse event involving its products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of the Company’s time and capital, distract management from operating our business, and may harm its reputation and financial results.

Risk Factors Relating to the Merger

The legacy businesses of PhotoMedex and Radiancy may not be able to be successfully integrated and realize the anticipated benefits of the merger.

Realization of the anticipated benefits in the merger will depend on the Company’s ability to successfully integrate the businesses and operations of PhotoMedex and Radiancy. The Company will be required to devote significant management attention and resources to integrating its business practices, operations and support functions. The challenges we may encounter include the following:

•	preserving customer, supplier and other important relationships and resolving potential conflicts that may arise as a result of the merger;
•	consolidating and integrating duplicative facilities and operations, including back-office systems necessary for internal and disclosure controls and timely financial reporting;
•
addressing differences in business cultures, preserving employee morale and retaining key employees while maintaining focus on providing consistent, high-quality customer service and meeting the operational and financial goals of the Company; and

•	adequately addressing business integration issues.

The process of integrating Radiancy’s operations could cause an interruption of, or loss of momentum in, the Company’s business and financial performance, and in legacy Radiancy’s business and financial performance as well. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, financial results, financial condition, or stock price of the Company. The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated operating efficiencies, synergies in technology, and cross-benefits in sales and marketing activities anticipated from the merger will be realized.

The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of “ownership changes” of PhotoMedex caused by the merger. In addition, the amount of such NOL carryforwards could be subject to adjustment in the event of an IRS examination.

If a corporation undergoes an “ownership change” under Section 382 of the Code, the amount of its pre-change net operating losses, which we refer to in this prospectus as “NOLs”, that may be utilized to offset future taxable income is subject to an annual limitation. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the applicable testing period (generally three years).

The annual limitation generally is determined by multiplying the value of the corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by recognized built-in gains or reduced by recognized built-in losses in the assets held by the corporation at the time of the ownership change. Similar rules and limitations may apply for state income tax purposes.

The reverse merger, effected on December 13, 2011, did result in an ownership change of PhotoMedex. The Company estimates that it will have approximately $56.8 million of net operating loss carryforwards that can be utilized through the annual limitations and also through the realization of its built-in gains through amortization in the first 5 years following December 13, 2011. The balance of the net operating loss carryforwards of pre-merged PhotoMedex amounts to approximately $53.5 million; this balance can only be utilized through realization of the built-in gains other than by means of amortization. In addition, the amount of the NOL carryforwards is subject to review and audit by the Internal Revenue Service (the “IRS”). There can therefore be no assurance that the benefit of such NOL carryforwards will be fully realized.

The Company incurred and will continue to incur substantial expenses related to the merger and the integration of Radiancy’s business.

The Company has incurred and is expected to incur additional substantial expenses in connection with the merger and the integration of Radiancy’s business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. While PhotoMedex has assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that PhotoMedex expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings.

The need to integrate PhotoMedex’s and Radiancy’s respective workforces and other factors of production and distribution following the merger presents the potential for delay in achieving expected efficiencies, synergies and other cross-benefits that could adversely affect the Company’s operations.

The successful integration of Radiancy and achievement of the anticipated benefits of the merger depend in part on integrating Radiancy’s and PhotoMedex’s employees into a mutually tolerant, collaborative and cross-pollinating team. Failure to do so presents the potential for delays in achieving expected synergies and other benefits of integration that could adversely affect the Company’s operations.

The combined company may be unable to retain key employees.

The success of the Company after the merger will depend in part upon its ability to retain key Radiancy and PhotoMedex employees. Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or Radiancy following the merger. Accordingly, no assurance can be given that the Company and Radiancy will be able to retain key employees to the same extent as in the past.

Radiancy will incur increased costs as a result of being a majority-owned subsidiary of a public company.

As a result of the merger, Radiancy is now a majority-owned subsidiary of the Company. Radiancy Ltd., a wholly owned subsidiary of Radiancy, and continued to own 137,056 shares of Radiancy common stock, or approximately 1.8% of Radiancy, immediately following the merger. As a subsidiary of a public company, Radiancy will incur significant legal, accounting and other expenses that it did not incur as a private company. The U.S. Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related rules of the SEC, regulate corporate governance practices of public companies.

Radiancy expects that compliance with these public company requirements will increase its costs and make some activities more time-consuming. For example, Radiancy will be subject to the Company’s internal controls and disclosure controls and procedures. These requirements will require Radiancy to carry out activities it has not done previously. Furthermore, if Radiancy and/or the Company identify any issues in complying with Radiancy’s requirements (for example, if a material weakness or significant deficiency in internal control over financial reporting is identified), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us.

Risk Factors Relating to an Investment in our Securities

Potential fluctuations in the Company’s operating results could lead to fluctuations in the market price for the Company’s common stock.

The Company’s results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

•	the present macro-economic downturn in the global economy and financial industry and governmental monetary and fiscal programs to stimulate better economic conditions;
•	healthcare reform and reimbursement policies;
•	demand for the Company’s products;
•	changes in the Company’s pricing policies or those of its competitors;
•	increases in the Company’s manufacturing costs;
•	the number, timing and significance of product enhancements and new product announcements by the Company and its competitors;
•	the termination or expiration of significant royalty-generating licensing contracts to which the Company is party;
•
the expiration of certain of the Company’s patents, the issuance of certain the Company’s patent applications, and/or if certain of the Company’s patent applications fail to issue and prosecution has terminated;

•
The Company’s ability to develop, introduce and market new and enhanced versions of its products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials;

•	Acted of terrorism in Israel or in other countries in which we do business;

•	developments in existing or new litigation; and
•	product quality problems, personnel changes and changes in the Company’s business strategy.

Variations in the above operating factors could lead to significant fluctuations in the market price of the Company’s stock.

The Company’s stock price has been and continues to be volatile.

The market price for the Company’s common stock could fluctuate due to various factors. In addition to other factors described in this section, these factors may include, among others:

•	conversion of outstanding stock options or warrants;
•	announcements by the Company or its competitors of new contracts, products, or technological innovations;
•	developments in existing or new litigation;
•	changes in government regulations;
•	fluctuations in the Company’s quarterly and annual operating results; and
•	general market and economic conditions.

In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of the Company’s common stock.

Shares eligible for future sale by the Company’s current or future stockholders may cause the Company’s stock price to decline.

If the Company’s stockholders or holders of the Company’s other securities sell substantial amounts of the Company’s common stock in the public market, including shares issued in completed acquisitions or upon the exercise of outstanding options and warrants, then the market price of the Company’s common stock could fall.

Issuance of shares of the Company’s common stock upon the exercise of options or warrants will dilute the ownership interest of the Company’s existing stockholders and could adversely affect the market price of the Company’s common stock.

As of March 29, 2012, the Company had outstanding stock options to purchase an aggregate of 914,879 shares of common stock and warrants to purchase an aggregate of 1,092,240 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when the Company’s common stock is trading at a price that is higher than the exercise price of these options and warrants and the Company would be able to obtain a higher price for the Company’s common stock than the Company would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of the Company’s common stock and the terms on which the Company could obtain additional financing. The ownership interest of the Company’s existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

Securities analysts may not initiate coverage for the Company’s common stock or may issue negative reports and this may have a negative impact on the market price of the Company’s common stock.

Securities analysts currently do not provide research coverage of the Company’s common stock. The lack of research coverage may adversely affect the market price of the Company’s common stock. The trading market for the Company’s common stock may be affected in part by the research and reports that industry or financial analysts publish about the Company or the Company’s business. It may be difficult for companies such as the Company, with smaller market capitalizations, to attract securities analysts that will cover the Company’s common stock. If one or more of the analysts who elect to cover the Company downgrades the Company’s stock, the Company’s stock price would likely decline rapidly. If one or more of these analysts ceases coverage of the Company, the Company could lose visibility in the market, which in turn could cause its stock price to decline. This could have a negative effect on the market price of the Company’s stock.

Our management will have broad discretion over the use of the proceeds from the future sale of the securities.

In connection with the future sale of our securities, our management will have broad discretion to use the net proceeds from such sale, and investors will be relying on the judgment of our management regarding the application of such proceeds. Our management might not be able to yield a significant return, if any, on any investment of the net proceeds.

The Company has not paid dividends in the past and does not expect to pay dividends in the future.

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all future earnings for the operation and expansion of its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of the Company’s board of directors and will depend on the Company’s results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of the Company’s future debt agreements and other factors the Company’s board of directors may deem relevant. If the Company does not pay dividends, a return on your investment will only occur if the Company’s stock price appreciates.

The Company’s future capital needs could result in dilution of your investment.

The Company’s board of directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of the Company’s common stock or other securities. These issuances would likely dilute the ownership interests of the Company’s current investors and may dilute the net tangible book value per share of the Company’s common stock. Investors in subsequent offerings may also have rights, preferences and privileges senior to the Company’s current stockholders which may adversely impact the Company’s current stockholders.

Our directors, executive officers and principal stockholders currently have substantial control over us and could delay or prevent a change in corporate control.

As of March 29, 2012, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 41.8% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Nevada law and the Company’s charter documents contain provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.

As of December 30, 2010, the Company became a corporation chartered in the State of Nevada. The Company is subject to provisions of the Nevada corporate statutes which prohibit a business combination between a corporation and an interested stockholder, which is generally a stockholder holding 10% or more of a company’s stock.

The Company’s articles of incorporation authorize the issuance of preferred shares which may be issued with dividend, liquidation, voting and redemption rights senior to our common stock without prior approval by the stockholders. The preferred stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such shares of preferred stock in one or more series, with such designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of the Company or make removal of management more difficult. As a result, the Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to the Company and its stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. The Company presently has no plans to issue any preferred stock.

These and other provisions in the Nevada corporate statutes and our charter documents could delay or prevent actual and potential changes in control, even if they would benefit the Company’s stockholders.

Item 1B.                 Unresolved Staff Comments

There are no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2.	Properties

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices and our domestic revenue segments and surgical laser manufacturing operations. The term of the lease runs until July 2014. The base rent is $20,475 per month. We anticipate renewing this lease. In addition, we lease a 4,640 sq. ft. facility in Orangeburg, New York that houses parts of sales and operations. The term of the lease runs until September 30, 2014.

We lease a 16,145 sq. ft. building in Hod-Hasharon, Israel, that is used for marketing, operations and research and development.  The term of the lease runs until January 19, 2014. We have an option to extend the lease for this office in Hod-Hasharon for a period of 12 months commencing January 20th, 2014, and we may exercise this option up to five times.

We lease an 8,000 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on June 15, 2012. We have a right to cancellation after 5 years, provided that we pay off any remaining obligation for tenant improvements. The outstanding obligation for the tenant improvements was $13,817 as of December 31, 2009. The base rent is $7,256 per month. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business. We also lease a 6,643 sq. ft satellite facility consisting of office and warehousing space in Carlsbad, California. The lease expires on June 14, 2012. The base rent is $6,577 per month.

Item 3.	Legal Proceedings

Tria Beauty, Inc.

On November 5, 2010, TRIA Beauty, Inc. filed a complaint against Radiancy (now a majority-owned subsidiary of PhotoMedex) in the U.S. District Court for the Northern District of California. An amended complaint was filed on July 22, 2011. In the amended complaint, TRIA alleges that Radiancy is liable for false advertising and trademark infringement under the Lanham Act and related California state law causes of action with respect to certain of Radiancy’s advertising claims for its at-home hair removal and acne treatment products and its alleged use of TRIA’s registered trademarks in paid internet searches. TRIA’s complaint seeks damages in an unspecified amount, costs, attorney’s fees, corrective advertising, as well as preliminary and permanent injunctive relief. On December 15, 2010, Radiancy answered TRIA’s complaints and filed counterclaims based on TRIA’s false and misleading advertising for its TRIA Hair and TRIA Acne products. On January 6, 2011, Radiancy filed a complaint against TRIA in the Supreme Court of the State of New York for unfair competition; tortious interference with contractual relations; and misappropriation and exploitation of Radiancy’s confidential and proprietary information.

In November 2011, Radiancy added Kim Kardashian as a defendant in the California counterclaim against TRIA, claiming that she made false and misleading statements during various media appearances and on her Twitter account while serving as a spokesperson for TRIA (also named in the complaint) that damaged Radiancy’s business. Among other complaints, Radiancy listed that Kardashian claimed that she uses the TRIA product “on [her] entire body” in a media appearance, even though TRIA’s hair removal laser has not received FDA clearance for use on the face, head, or neck, among other areas. Radiancy has requested for TRIA and Kardashian to cease the allegedly false claims and is seeking unspecified damages.

Individual and class action litigations

From time to time, we are also threatened with individual and class action litigations involving our business, products, advertisements, packaging, labeling, consumer claims, contracts, agreements, intellectual property, or FDA matters, licenses and other areas involving us and our business. The outcome or effect on the Company or its business, the market price of its common stock, cash flows, prospects, revenues, profitability, capital expenditures, reputation, demand for products, results of operations, financial condition, or liquidity of any future litigation cannot be predicted.

On November 16, 2011, Radiancy had received a demand letter from Milstein Adelman LLP. (the “Milstein Letter”). The Milstein Letter alleges that Radiancy has violated and continues to violate provisions of the California Consumer Legal Remedies Act, California Civil Code section 1750 with respect to its marketing and advertising of the no!no!® Hair Removal System. The Milstein Letter further alleges that Radiancy’s conduct violates California’s Unfair Competition Law, False Advertising Law, and Health and Safety Code and requests restitution for a purported class of consumers. Additionally, on November 21, 2011, we received a second demand letter of a similar nature from another law firm. While it is not feasible to predict the timing of any formal legal proceedings or the outcome thereof, which outcome may not be able to be determined for a prolonged period of time, the Company intends to vigorously defend any and all threatened or actual legal, regulatory and other actions and claims that may be filed, including with respect to both letters.

Other

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 30, 2012, we had 18,855,915shares of common stock issued and outstanding, including 564,144 shares of issued and outstanding restricted stock. This did not include (i) options to purchase 914,879 shares of common stock, of which 184,879 were vested as of March 30, 2012, or (ii) warrants to purchase up to 1,092,240 shares of common stock, all of which warrants were vested.

Our common stock is listed on the Nasdaq Global Market under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$16.33	$11.20
Third Quarter	14.10	11.38
Second Quarter	11.83	6.61
First Quarter	7.37	5.39
Year Ended December 31, 2010:
Fourth Quarter	$6.09	$5.06
Third Quarter	6.20	4.89
Second Quarter	10.28	5.21
First Quarter	12.90	6.00

On March 29, 2012, the last reported sale price for our common stock on The Nasdaq Global Select Market (“Nasdaq”) was $12.80 per share. As of March 29, 2012, we had approximately 480 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future.

Overview of Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2011. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	180,754	$19.54	2,181,695

Equity compensation plans not approved by security holders	144	$77.70	-

Total	180,718	$19.54	2,181,695

Options have been granted to employees and/or consultants out of our 2005 Equity Compensation Plan. Options to our outside directors will be made from our 2000 Non-Employee Director Stock Option Plan. Most warrants issued by us have been to investors or placement agents, and no warrants have been issued pursuant to equity compensation plans. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders without necessity of further approval by our stockholders.

Recent Issuances of Unregistered Securities

On October 22, 2009, we closed a private placement of 4,165,765 common shares of our common stock at a price of $0.65 per share. Gross proceeds from the private placement were approximately $2.7 million. The purchasers were accredited investors some of which were institutions. On November 10, 2009, we issued to an affiliate of one of the accredited investors participating in the October 22, 2009 closing an additional 230,000 shares at a price of $0.65 per share, which yielded additional gross proceeds of $149,500 in the placement. No finders’ fees or warrants were involved in the placement. In connection with the reverse merger, the all obligations and agreements related to the foregoing were satisfied and terminated.

In connection with the issuance of the Term Note to Clutterbuck, we issued on March 19, 2010, Clutterbuck Funds a warrant to purchase 102,180 shares of our common stock for an initial exercise price of $7.34. The warrant was exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price was subject to a one-time downward adjustment if we made certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant.

In connection with the amendment of the Term Note to Clutterbuck Funds, we issued to it on March 28, 2011 a warrant to purchase 109,650 shares of our common stock for an initial exercise price of $5.70. The warrant was exercisable at any time on or prior to the fifth anniversary of its issue date. Pursuant to the terms of the warrant, the exercise price was subject to a one-time downward adjustment if we made certain issuances of our equity securities at a price per share less than $5.70 during the 36-month period following the issuance of the warrant. Clutterbuck Funds exercised its warrants in August 2011. The underlying shares were not registered.

Item 6.	Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, and the selected historical consolidated balance sheet data as of December 31, 2011 and December 31, 2010, are derived from our audited consolidated financial statements included in this Report. The selected historical consolidated statements of operations data for the years ended December 31, 2008 and December 31, 2007 and the selected historical consolidated balance sheet data as of December 31, 2009, December 31, 2008 and December 31, 2007 are derived from our audited consolidated financial statements not included in this Report. The historical results presented here are not necessarily indicative of future results. Results of the operations of pre-merged PhotoMedex are not included in the Statements of Operations prior to the reverse merger on December 13, 2011. The financial position of the Company reflects the completion of the reverse acquisition only in the Balance Sheet at December 31, 2011.

	Year Ended December 31,
	(In thousands, except per-share data)
	2011		2010	2009	2008	2007
Statement of Operations Data:
Revenues		$132,082	$70,071	$16,037	$21,537	$14,540
Costs of revenues		26,296	16,465	6,181	8,231	6,040
Gross profit		105,786	53,606	9,856	13,306	8,500
Selling, general and administrative		107,377	34,596	7,568	8,801	10,703
Engineering and product development		1,057	839	711	1,289	1,356
Income (loss) from operations before financing income (expense) and interest		(2,648)	18,171	1,577	3,216	(3,559)
Interest and other financing income (expenses), net		(68)	(283)	65	(526)	257
Income (loss) before taxes		(2,716)	17,888	1,642	2,690	(3,302)
Income tax provision (benefit)		(2,022)	6,287	(3,643)	550	258
Net income (loss)	$	(694)	$11,601	$5,285	$2,140	$(3,560)

Net income (loss) per share:
Basic		$(0.06)	$1.13	$0.51	$0.20	$(0.35)
Diluted		$(0.06)	$0.99	$0.45	$0.18	$(0.35)
Shares used in computing net income (loss) per share
Basic		11,602	10,256	10,332	10,467	10,167
Diluted		11,602	11,725	11,646	12,166	10,167
Balance Sheet Data (At Period End):
Cash, cash equivalents and short-term deposits		$16,549	$22,081	$10,449	$9,443	$4,120
Working capital		30,768	27,511	12,949	12,686	10,174
Total assets		145,563	46,387	24,833	20,227	16,255
Long-term debt (net of current portion)		8	-	-	-	-
Long-term liabilities		2,405	837	402	2,296	2,235
Stockholders’ equity		$112,078	$28,900	$16,907	$13,075	$10,841

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

Our current strategic focus is built upon three key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing and a full product life cycle model.

We believe that we are one of only a few aesthetic dermatology companies to have succeeded in taking professional technologies geared toward physicians and med spas and adapting them for the home-use market. Our professional- and consumer-use products are listed below, noting that this is not an exhaustive listing of our product portfolio but represents our current key areas of focus.

Key Technology Platforms

•
Thermicon® brand Heat Transfer Technology. In this technique, a patented thermodynamic wire gently singes and burns off the hair above the skin’s surface. It conducts heat pulses which enables longer-lasting hair removal. This technology drives our home-use no!no! Hair Removal 8800™ device, which is designed to reduce hair growth. Product variations include devices designed for men and for sensitive, small areas such as the face, among other versions.

•
LHE® brand Technology. LHE® combines direct heat and a full-spectrum light source to give a greater treatment advantage for psoriasis and acne care, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments, and hair removal. Using LHE®, the Mistral intelligent phototherapy medical device can treat a larger spot size than a laser with less discomfort. As well, our research finds that LHE offers meaningful results for thin, light hair. The technology is also used in the no!no! Skin™, a handheld consumer product sold worldwide under the no!no!® brand. The no!no! Skin™ is a 510(k)-cleared product that has been clinically shown to reduce acne by 81% over 24 hours.

•
XTRAC® Excimer Laser. XTRAC received an FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin conditions for which there are no cures. The machine delivers narrow ultraviolet B (UVB) light to affected areas of skin, leading to psoriasis remission in an average of 8 to 12 treatments and of vitiligo after 48 treatments. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. Nearly 65% of companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•
NEOVA®. This line of topical formulations is designed to prevent premature skin aging due to UV-induced DNA damage. The therapy seeks to repair photo-damaged skin using a novel combination of two key ingredients: DNA repair enzymes and our Copper Peptide Complex®. The NEOVA line includes DNA Damage Control SILC SHEER SPF 45, an award-winning tinted sunscreen. The DNA repair enzymes of this sunscreen are clinically shown to reduce UV damage by 45% and increase UV protection by 300% in one hour.

•
Light-emitting Diode (LED) Technology. PhotoMedex’s LED technology is used in both its Omnilux™ and Lumière Light Therapy systems. Omnilux is FDA cleared to treat wrinkles, acne, minor muscle pain and pigmented lesions, and is applicable to all skin types. Lumière is designed for use in non-medical applications and combines the LED light with a line of topical lotions to improve the appearance of fine lines, wrinkles, skin tone and blemishes, giving aesthetic professionals a complete non-invasive skin care solution.

Our revenue generation is categorized as either consumer, physician-recurring or professional. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Over the past three years, we have sold more than 2.5 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Even at this level of sales, we believe we have ample opportunity for further expansion, as Japan’s 2010 population was over 127 million people and North America’s was approximately 400 million people—far more than the two million who have already been converted to the use of our products.

Our consumer marketing platform is built upon a proprietary direct-to-consumer sales engine and creative marketing programs that drive brand awareness.

Sales Channels

Our multi-channel marketing and distribution model consists of television, online, print and radio direct-response advertising, as well as high-end retailers. We believe that this marketing and distribution model, through which each channel complements and supports the others, provides:

•	greater brand awareness across channels;
•	cost-effective consumer acquisition and education;
•	premium brand building; and
•	improved convenience for consumers.

Direct to Consumer. Our direct-to-consumer channel consists of sales generated through infomercials, websites and call centers. We utilize several forms of advertising to drive our direct-to-consumer sales and brand awareness, including print, online, television and radio.

Retailers and Home Shopping Channels. Our retailers and home shopping channels enable us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our direct to consumer activity and further strengthen and enhance our brand image.

Distributors. In some territories, we operate through exclusive distribution agreements with leading distribution companies that are dominant in their respective market and have the ability to promote our products through their existing retail and home shopping networks.

Markets

North America. Our consumer distribution segment in North America had sales of approximately $89,571, $33,800 and $2,900 for the years ended December 31, 2011, 2010 and 2009, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty and others; home shopping channels such as HSN; and online retailers such as Amazon, Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $36,010, $32,800 and $9,100 for the years ended December 31, 2011, 2010 and 2009, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom Argentina and Australia. Our distribution has become geographically diverse over the past year: for example as revenues have increased, our Japanese distributor, Ya-Man, Ltd., accounted for approximately 20% of our total revenues for the year ended December 31, 2011, compared to 42% of total revenues for each of the years ended December 31, 2010 and 2009.

Physician Recurring

Physician recurring sales entail those generated under two of our product lines: (1) the XTRAC, a noninvasive, FDA-cleared solution for psoriasis and vitiligo, and (2) the NEOVA, a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging, product lines. Both XTRAC® and NEOVA® represent recurring revenue streams with significant market opportunities. As well, our expertise in direct-to-consumer advertising and innovative marketing programs is anticipated to drive greater brand awareness and adoption for both XTRAC and NEOVA products.

XTRAC®

The XTRAC business is considered a recurring revenue stream given its pay-per-use model, where the machines are provided to professionals who then pay us based on the number of treatments administered with the device.

NEOVA®

Sales of the NEOVA skin care products at present are driven by physicians, who act as spokespersons to their patients in support of the NEOVA line. We have historically marketed to physicians in the dermatology and plastic surgery field, but plan to supplement these efforts with a direct-to-consumer approach to lead patients into those dermatology practices. NEOVA addresses a sizeable global market for anti-aging skin care products.

Professional

Sales under the professional business segment are mainly generated from capital equipment, such as our Velocity and VTRAC equipment, our LHE® brand products and our Omnilux and Lumière Light Therapy systems.

This is an area of considerable opportunity for us since the reverse acquisition with Radiancy completed on December 13, 2011. We now possess a greatly expanded product offering for the physician community. In addition, the pre-merged PhotoMedex possesses a 48-person, experienced direct sales force that already reaches a network of approximately 3,000 physician locations in the U.S. We are now distributing the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners through this direct sales force. The Company views this as a significant opportunity given its fully trained sales staff.

Sales and Marketing

As of December 31, 2011, our sales and marketing personnel consisted of 65 full-time positions.

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

Revenue Recognition.  We recognize revenues from the product sales when the following four criteria have been met: (i) the product has been shipped and we have no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is probable. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

We ship most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors we take into account when determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criterion are recognized when invoiced amounts are fully paid or fully assured.

For revenue arrangements with multiple deliverables within a single contractually binding arrangement (usually sales of products with separately priced extended warranty), each element of the contract is accounted for as a separate unit of accounting when it provides the customer value on a stand-alone basis and there is objective evidence of the fair value of the separate, but related, unit.

With respect to sales arrangements under which the buyer has a right to return the related product, revenue is recognized only if all the following are met: the price is fixed or determinable at the date of sale; the buyer has paid, or is obligated to pay and the obligation is not contingent on resale of the product; the buyer's obligation would not be changed in the event of theft or physical destruction or damage of the product; the buyer has economic substance; we do not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns can be reasonably estimated.

We provide a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when right of return exists.

Revenues received with respect to extended warranty on consumer products are recognized over the duration of the warranty period.

We have two distribution channels for our phototherapy treatment equipment. We either (i) sell our lasers through a distributor or directly to a physician or (ii) place our lasers in a physician’s office (at no charge to the physician) and generally charge the physician a fee for an agreed upon number of treatments. In some cases, the customer and we stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period.

When we place a laser in a physician’s office, we generally recognize service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Treatments to be performed through random laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on equipment which we own and place with the customer. Once the treatments are delivered to a patient, this obligation has been satisfied.

We defer substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period.

Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

Inventory.  We account for inventory at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. For our consumer and LHE products, cost is determined on the weighted-average method. For the pre-merged PhotoMedex’s products, cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. We perform full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.

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

Property and Equipment.  As of December 31, 2011 and 2010, we had net property and equipment of $5,324 and $759, respectively. The most significant component of the December 31, 2011 balance relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians’ use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment, including property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill and Intangibles Assets.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2011, we had $53,089 of goodwill and other intangibles, accounting for 36% of our total assets. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was acquired as part of the reverse acquisition on December 13, 2011, at least annually.

This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

In connection with the reverse acquisition of pre-merged PhotoMedex on December 31, 2011, we acquired certain intangibles recorded at fair value as of the date of acquisition. These will be allocated to the operating segments in 2012.

The balances of these acquired intangibles, net of amortization, were:

December 31, 2011
Customer Relationships	$6,274
Tradename	5,676
Product and Core Technologies	13,420
Goodwill	26,704
Total	$52,074

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we has net operating loss carry-forwards, we may be required to adjust our valuation allowance.

We implemented ASC Topic 740-10, “Income Taxes” which clarify the accounting for uncertainty in tax positions. ASC Topic 740-10 requires that we recognize in our financial statements the impact of a tax position, if that position will more likely than not be sustained upon examination, based on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.

Stock-based compensation. We account for stock based compensation to employees in accordance with “Share-Based Payment” accounting standard. The standard requires estimating the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations.

The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recorded using the graded vesting attribution method over the vesting period, net of estimated forfeitures.

    Contingencies We are involved in certain legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies (commencing January 1, 2009), we record accruals for contingencies to the extent that the management concludes that the occurrence is probable and that the related liabilities are estimable. Legal expenses associated with the contingency are expensed as incurred.

Results of Operations

Revenues

The following table illustrates revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2011	2010	2009
Consumer	$125,581	$66,655	$11,979
Physician Recurring	829	-	-
Professional	5,672	3,416	4,058

Total Revenues	$132,082	$70,071	$16,037

We completed the reverse acquisition on December 13, 2011 and as such, our pre-merged PhotoMedex revenues are included only for the period of December 14, 2011 through December 31, 2011. There are no corresponding revenues for the years ended December 31, 2010 and 2009.

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Year Ended December 31,
	2011	2010	2009
Direct-to-consumer	$75,902	$29,865	$500
Distributors	29,156	31,087	7,134
Retailers and home shopping channels	20,523	5,703	4,345

Total Consumer Revenues	$125,581	$66,655	$11,979

For the year ended December 31, 2011, consumer products revenues were $125,581 compared to $66,655 in the year ended December 31, 2010. The increase of 88.4% in the year was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the year ended December 31, 2011 were $75,902 compared to $29,865 for the year ended December 31, 2010. The increase of 154% was mainly due to our successful marketing programs which have led to rapid year-over-year revenue growth. Additionally, the Company has recently (in May 2011) expanded into the United Kingdom (“UK”), resulting in approximately $3,600 in revenues for the year ended December 31, 2011.

•
Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2011 were $20,523 compared to $5,703 for the year ended December 31, 2010. The increase of 260% was also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK.

For the year ended December 31, 2010, consumer products revenues were $66,655 compared to $11,979 in the year ended December 31, 2009. The increase of 456% in the year was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the year ended December 31, 2010 were $29,865 compared to $500 for the year ended December 31, 2009. The increase of 5,873% was due to the successful marketing programs for the no!no! Hair Removal 8800™ direct response activities in North America through both infomercial and online campaigns.

•
Distributors. Revenues for the year ended December 31, 2010 were $31,087 compared to $7,134 for the year ended December 31, 2009. The increase of 335% was mainly due to the increase in sales volumes to our distributor in Japan.

•
Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2010 were $5,703 compared to $4,345 for the year ended December 31, 2009. The increase of 31% was mainly due to the increase to the various home shopping channel customers, mainly in the US and the UK.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2011	2010	2009
North America	$89,571	$33,823	$2,885
International	36,010	32,833	9,094

Total Consumer Revenues	$125,581	$66,655	$11,979

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Year Ended December 31,
	2011	2010	2009
XTRAC Treatments	$298	$-	$-
Neova skincare	385	-	-
Other	146	-	-

Total Physician Recurring Revenues	$829	$-	$-

All revenues in this segment are generated through the pre-merged PhotoMedex products. Sine we completed the reverse acquisition on December 13, 2011 and in accordance with generally accepted accounting principles these revenues are included only for the period of December 14, 2011 through December 31, 2011. There are no corresponding revenues for the years ended December 31, 2010 and 2009.

XTRAC Treatments

Recognized treatment revenue for the period beginning with the merger date on December 13, 2011 through December 31, 2011was $298 Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2011, we recognized net revenues of $59 under this approach..

NEOVA skincare

For the period beginning with the merger date on December 13, 2011 through December 31, 2011revenues were $385. These revenues are generated from the sale of various skin, hair care and wound products to physicians in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2011	2010	2009
North America	$806	$-	$-
International	23	-	-

Total Physicians Recurring Revenues	$829	$-	$-

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Year Ended December 31,
	2011	2010	2009
Dermatology equipment	$429	$-	$-
LHE equipment	5,000	3,416	4,058
Omnilux/Lumiere equipment	150	-	-
Surgical lasers	93	-	-

Total Professional Revenues	$5,672	$3,416	$4,058

The Dermatology equipment, Omnilux/Lumiere equipment and Surgical lasers revenues in this segment are all generated through the pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011 and in accordance with generally accepted accounting principles these revenues are included only for the period of December 14, 2011 through December 31, 2011. There are no corresponding revenues for the years ended December 31, 2010 and 2009.

Dermatology equipment

For the period beginning with the merger date on December 13, 2011 through December 31, 2011dermatology equipment revenues were $429. Included in this were domestic XTRAC laser sales of $304 on 4 lasers sold. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model. The international sales of our XTRAC and VTRAC systems were $125 for the year ended December 31, 2011. We sold 5 systems for the year ended December 31, 2011, all of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FTD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the year ended December 31, 2011, LHE® brand products revenues were $5,000 compared to $3,416 for the year ended December 31, 2010. The increase of 46.4% in the year was primarily due to an increase in our marketing efforts mainly in the FSD product.

For the year ended December 31, 2010, LHE® brand products revenues were $3,416 compared to $4,058 for the year ended December 31, 2009. The decrease of 15.8% in the year was primarily due to a decline in number of units sold due to lack of access by customers to credit and financing plans.

Omnilux/Lumiere equipment

For the period beginning with the merger date on December 13, 2011 through December 31, 2011, Omnilux/Lumiere equipment revenues were $150. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but It is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the period beginning with the merger date on December 13, 2011 through December 31, 2011, surgical lasers revenues were $93, comprising of three laser systems.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2011	2010	2009
North America	$2,624	$1,149	$959
International	3,048	2,267	3,099

Total Professional Revenues	$5,672	$3,416	$4,058

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2011	2010	2009
Consumer	$23,309	$15,039	$4,379
Physician Recurring	456	-	-
Professional	2,531	1,426	1,802

Total Revenues	$26,296	$16,465	$6,181

Overall, cost of revenues has increased in all segments due to the related increases in revenues for each of the three segments. As we completed the reverse acquisition on December 13, 2011 the pre-merged PhotoMedex cost of revenues are included only for the period of December 14, 2011 through December 31, 2011. There were no corresponding cost of revenues for the years ended December 31, 2010 and 2009.

Gross Profit Analysis

Gross profit increased to $105,786 for the year ended December 31, 2011 from $53,606 during the same period in 2010. As a percentage of revenues, the gross margin increased to 80.1% for the year ended December 31, 2011 from 76.5% for the same period in 2010.

Gross profit increased to $53,606 for the year ended December 31, 2010 from $9,856 during the same period in 2009. As a percentage of revenues, the gross margin increased to 76.5% for the year ended December 31, 2010 from 61.4% for the same period in 2009.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2011	2010	2009
Revenues	$132,082	$70,071	$16,037
Percent increase	88.5%	336.9%
Cost of revenues	26,296	16,465	6,181
Percent increase	59.7%	166.4%
Gross profit	$105,786	$53,606	$9,856
Gross margin percentage	80.1%	76.5%	61.5%

The primary reasons for the changes in gross profit and the gross margin percentage for the year ended December 31, 2011, compared to the same period in 2010 were due to a change in the sales mix resulting from the increase in direct to consumer revenues, which have a higher gross margin percentage than our other sales channels. Direct-to-consumer revenues were 57.5% of total revenues for the year ended December 31, 2011 compared to 42.6% of total revenues in the prior year.

The primary reason for the changes in gross profit and the gross margin percentage for the year ended December 31, 2010, compared to the same period in 2009 was a change in the sales mix resulting from the increase in consumer products segment revenues, which have higher gross margins percentage than the professional products segment. Consumer product segment revenues were 95.1% of total revenues for the year ended December 31, 2010 compared to 74.7% of total revenues in the prior year. For 2010, the consumer products segment average gross margin percentage ranged from approximately 61% to 76% as compared to the professional products segment which have average gross margin percentage ranged from approximately 55% to 56%.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Year Ended December 31,
	2011	2010	2009
Revenues	$125,581	$66,655	$11,979
Percent increase	88.4%	456.4%
Cost of revenues	23,309	15,039	4,379
Percent increase	55.0%	243.4%
Gross profit	$102,272	$51,616	$7,600
Gross margin percentage	81.4%	77.4%	63.4%

The following table analyzes the gross margin percentage by sales channel for our consumer products segment for the periods presented below:

Consumer Segment by Sales Channel	For the Year Ended December 31,
	2011	2010	2009
Direct to Consumer	86%	87%	86%
Distributors	62%	65%	58%
Retailers	78%	79%	69%

Gross profit for the year ended December 31, 2011 increased by $50,656 from the comparable period in 2010. The key factor for this increase was an increase in the direct to consumer channel in North America via infomercial and online campaigns. Gross margin percentage for the year ended December 31, 2011 was 81.4%, compared to 77.4% for the year ended December 31, 2010. The improvement in gross margin was due to a significant increase in the direct to consumer sales channel, which has a higher gross margin compared to the other sales channels.

Gross profit for the year ended December 31, 2010 increased by $44,016 from the comparable period in 2009. The key factor for this increase was the successful launch in February 2010 of no!no! Hair Removal 8800™ direct to consumer in North America via infomercial and online campaigns. The gross margin percentage on this revenue was approximately 87%. Gross margin percentage for the year ended December 31, 2010 was 77.4%, compared to 63.4% for the year ended December 31, 2009. The improvement in gross margin was due to changes in sales channel mix, mainly the increase of direct to consumer revenues in the year ended December 31, 2010 compared to the year ended December 31, 2009. Due to a significant increase in total sales volumes, the overhead production cost per unit decreased for the year ended December 31, 2010 compared to the prior year. In addition, for both the distributor and the retailer sales channels, gross margin for the year ended December 31, 2010 was higher compared to the year ended December 31, 2009 due to a higher selling price of the no!no! Hair Removal 8800™ compared to the no!no! Hair Removal Classic™.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Year Ended December 31,
	2011	2010	2009
Revenues	$829	$-	$-
Percent increase	100%
Cost of revenues	456	-	-
Percent increase	100%
Gross profit	$373	$-	$-
Gross margin percentage	45.0%	N/A	N/A

All revenues/costs for this segment are generated through the pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011 these revenues are included only for the period of December 14, 2011 through December 31, 2011. There are no corresponding revenues for the years ended December 31, 2010 and 2009.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Year Ended December 31,
	2011	2010	2009
Revenues	$5,672	$3,416	$4,058
Percent increase/(decrease)	66.0%	(15.8%)
Cost of revenues	2,531	1,426	1,802
Percent increase/(decrease)	77.5%	(20.9%)
Gross profit	$3,141	$1,990	$2,256
Gross margin percentage	55.4%	58.3%	55.6%

Gross profit for the year ended December 31, 2011 increased by $1,151 from the comparable period in 2010. The key factor for the increase was the increase in revenues. For the year ended December 31, 2011, the gross margin percentage was 55.4% compared to 58.3% for the year ended December 31, 2010. The decrease was due to the addition of the pre-merged PhotoMedex products. The Dermatology equipment, Omnilux/Lumiere equipment and Surgical lasers revenues in this segment are all generated through the pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011 these revenues/costs are included only for the period of December 14, 2011 through December 31, 2011. There are no corresponding revenues for the years ended December 31, 2010 and 2009.

Gross profit decreased for this segment for the year ended December 31, 2010 from the comparable period in 2009 by $266. The key factor for the decrease was a decline in overall professional product revenues. For the year ended December 31, 2010, the gross margin percentage was 58.3% compared to 55.6% for the year ended December 31, 2009. The key factor for the increase was a significant increase of revenues in the consumer segment which caused an overall reduction in overhead costs across all segments, including the professional segment.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2011 increased to $1,057 from $839 for the year ended December 31, 2010. $59 of the increase is directly related to engineering and product development expenses related to the pre-merged PhotoMedex products. The reverse merger occurred on December 13, 2011, therefore only 18 days of activity was included in the year ended December 31, 2011. The remaining increase was related to the engineering and product development expenses for the development of additional products.

Engineering and product development expenses for the year ended December 31, 2010 increased to $839 from $711 for the year ended December 31, 2009. The increase for the year ended December 31, 2010 was related to the engineering and product development expenses for the development of additional products.

Selling and Marketing Expenses

For the year ended December 31, 2011, selling and marketing expenses increased to $62,185 from $28,950 for the year ended December 31, 2010 for the following reasons:

•
The increase was mainly due to the increase in total revenues. The Company increased no!no! Hair Removal 8800™ direct to consumer activities in North America and the United Kingdom via infomercial and online campaigns, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses.

•
The increase in the percentage of selling and marketing expenses compared to total revenues was mainly due to an increase of the direct to consumer advertising and selling activities (media buying, advertisement, public relations, production of commercials and relevant marketing materials). Media buying and advertising expenses in the year ended December 31, 2011 were 24.4% of total revenues compared to 18.1% of total revenues in the year ended December 31, 2010.

For the year ended December 31, 2010, selling and marketing expenses increased to $28,950 from $4,499 for the year ended December 31, 2009 for the following reasons:

•
The increase was mainly due to the increase in total revenues. The successful launch in February 2010 of no!no! Hair Removal 8800™ direct to consumer activities in North America via infomercial and online campaigns, which resulted in an increase in advertising, media buying, production of commercials and other related marketing expenses.

•
The increase in the percentage of selling and marketing expenses compared to total revenues was mainly due to increase of the direct to consumer advertising and selling activities (media buying, advertisement, public relations, production of commercials and relevant marketing materials). Media buying and advertising expenses in the year ended December 31, 2009 were 2.5% of total revenues compared to 18.1% of total revenues in the year ended December 31, 2010.

General and Administrative Expenses

For the year ended December 31, 2011, general and administrative expenses increased to $45,192 from $5,646 for the year ended December 31, 2010 for the following reasons:

•
There was an increase of $32,545 in stock-based compensation for the year. This increase mainly related to the stock bonus of 2,045,318 shares of common stock to the CEO. This also included the cash bonus of approximately $12,300 for the reimbursement of grossed up tax payments (tax obligations, withholdings and other tax-related liabilities in connection with the stock bonus and cash award).

•	There was a $1,000 expense due to a one-time contingent liability related to former shareholders of Radiancy.
•	There was $1,110 in merger related costs due to the reverse acquisition which was finalized on December 13, 2011.
•
There was an increase of approximately $200 in costs related to the pre-merged PhotoMedex expenses. As we completed the reverse acquisition on December 13, 2011 these expenses were included only for the period of December 14, 2011 through December 31, 2011. There were no corresponding expenses in our financial statements for the years ended December 31, 2010 and 2009.

For the year ended December 31, 2010, general and administrative expenses increased to $5,646 from $3,069 primarily for the following reasons:

•	There was an increase of approximately $1,200 in salaries and benefits due to an increase in both headcount and compensation.
•	There was an increase of $1,300 in bad debt expense due to the large increase in consumer product revenues, which have a higher rate of bad debt.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the year ended December 31, 2011 decreased to $68, as compared to $283 for the year ended December 31, 2010. The decrease of $215 in financing expenses is mainly due to a decrease in exchange rate gains (losses), from net loss of $192 in the year ended December 31, 2010 to net gain of $105 in the year ended December 31, 2011. This change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP.

Net interest and other financing expense for the year ended December 31, 2010 increased to $283, as compared to net financing income of $65 for the year ended December 31, 2009. The increase of $348 in financing expenses is mainly due to an increase in exchange rate gains (losses), from net gains of $212 in the year ended December 31, 2009 to net loss of $192 in the year ended December 31, 2010. This change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar.

Taxes on Income, Net

For the year ended December 31, 2011, net benefit from taxes on income amounted to $2,022 as compared to net expense from taxes on income of $6,287 for the year ended December 31, 2010. This change was mainly due the fact that for the year ended December 31, 2011 we recorded loss before tax of $2,716 as compared to income before tax of $17,888 for the period and for the year ended December 31, 2010.

For the year ended December 31, 2010, net expense from taxes on income increased to $6,287 for the year ended December 31, 2009 from net benefit from taxes on income of $3,643 for the year ended December 31, 2009 due to the fact that during 2009 we recognized deferred tax assets with respect to net operating losses which were utilized and recognized as expenses for the year ended December 31, 2010.

Net Income (Loss)

The factors discussed above resulted in a net loss of $694 during the year ended December 31, 2011, as compared to net income of $11,601 during the year ended December 31, 2010, a decrease of 106%.

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

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock-based compensation expense, between the periods (in thousands, except earnings per share data):

	For the Year ended December 31,
	2011	2010	Change

Net income (loss)	$(694)	$11,601	$(12,294)

Adjustments:
Depreciation and amortization	590	388	202
Stock-based compensation expense	34,001	392	33,609
Other merger related expenses	2,110	-	2,110
Litigation expense	3,000	300	2,700
Interest expense, net	24	-	24
Income tax expense	(2,022)	6,287	(8,309)
Non-GAAP adjusted income	$37,009	$18,968	$18,042

Primary shares post merger and outstanding at December 31, 2011	18,822	18,822

Non-GAAP adjusted income per share	$1.97	$1.01	$0.96

The factors discussed above resulted in net income of $11,601 during the year ended December 31, 2010, as compared to net income of $5,285 during the year ended December 31, 2009, an increase of 120%.

The following table illustrates the impact of major expenses, namely depreciation, amortization, interest and stock-based compensation expense between the periods (in thousands, except earnings per share data):

	For the Year ended December 31,
	2010	2009	Change

Net income	$11,601	$5,285	$6,316

Adjustments:
Depreciation and amortization	388	493	(105)
Stock-based compensation expense	392	1,043	(651)
Other merger related expenses	-	-	-
Litigation expense	300	-	300
Interest expense, net	-	-	-
Income tax expense	6,287	(3,643)	9,930
Non-GAAP adjusted income	$18,968	$3,178	$15,790

Primary shares post merger and outstanding at December 31, 2011	18,822	18,822

Non-GAAP adjusted income per share	$1.01	$0.17	$0.84

Liquidity and Capital Resources

At December 31, 2011, our current ratio was 1.99 compared to 2.65 at December 31, 2010. As of December 31, 2011 we had $30,768 of working capital compared to $27,511 as of December 31, 2010. Cash and cash equivalents were $16,549 as of December 31, 2011, as compared to $7,581 as of December 31, 2010. Additionally, we had $14,500 in short-term deposits as of December 31, 2010. There were no short-term deposits as of December 31, 2011.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the first quarter of 2013.

Net cash and cash equivalents provided by operating activities was $13,459 for the year ended December 31, 2011 compared to $13,867 for the year ended December 31, 2010. The decrease was mostly due to the overall reduction in liabilities, which were mostly related to the pre-merged PhotoMedex business.

Net cash and cash equivalents provided in operating activities was $13,867 for the year ended December 31, 2010 compared to $1,218 for the year ended December 31, 2009. The change between the years was mostly due to the increase in the net income and in accounts receivable and inventories, which was offset, in part, by the decreases in accounts payable and other current liabilities.

Net cash and cash equivalents used in investing activities was $4,653 for the year ended December 31, 2011 compared to $14,715 for the year ended December 31, 2010. This was primarily due to acquisition costs, net of cash received, of $18,729 in connection with the reverse acquisition for the year ended December 31, 2011. This was offset, in part, by the sale of short-term deposits.

Net cash and cash equivalents used in investing activities was $14,715 for the year ended December 31, 2010 compared to $216 for the year ended December 31, 2009. This was primarily due to the purchase of short-term deposits.

Net cash and cash equivalents provided by financing activities was $160 for the year ended December 31, 2011 compared to cash used by financing activities of $2,020 for the year ended December 31, 2010. In the year ended December 31, 2011, we received $410 in proceeds from the exercise of options into shares of our common stock, which was partially offset by repurchase of our common stock at a value of $250.

Net cash and cash equivalents used in financing activities was $2,020 for the year ended December 31, 2010 compared to cash provided by financing activities of $4 for the year ended December 31, 2009. In the year ended December 31, 2010 we repaid a shareholder’s loan.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2011 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Term note obligations	2,000	2,000	-	-
Capital lease obligations	30	22	8	-
Rental and Operating lease obligations	918	730	188	-
Notes payable	504	504	-	-
Total	$3,452	$3,256	$196	$-

Off-Balance Sheet Arrangements

At December 31, 2011, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our sales or expenses.

Item 7A.                 Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries. The Company’s United Kingdom, PTL, subsidiary’s main operating currency is pounds sterling. At the end of each reporting period, revenue and expense of PTL are converted into U.S .dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period.
The functional currency for our Israeli subsidiary, Radiancy, Ltd. is the US Dollar, but certain day-to-day transactions in Israel (for example, payment of salaries to Israeli employees) are transacted in New Israeli Shekels, and therefore a fixed or a transactional basis, we face some risk for foreign exchange. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. We currently do not hedge against this foreign currency risk. Fluctuations in exchange rates may impact our financial condition and results of operations.

See our Risk Factors regarding foreign currency exchange related risks.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in this Report and begin on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 26, 2012, the Audit Committee of the Board of Directors of the Company terminated its relationship with EisnerAmper LLP (“EisnerAmper”) as the Company’s independent registered public accounting firm.

In connection with the audit for the fiscal year ended December 31, 2010 and the subsequent interim period from January 1, 2011 through January 26, 2012, there were no disagreements between the Company and EisnerAmper, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EisnerAmper, would have caused EisnerAmper to make reference in connection with its opinion to the subject matter of the disagreement.

The audit report of EisnerAmper on the consolidated financial statements of the Company, as of and for the fiscal year ended December 31, 2010 did not contain any adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Immediately following the Company’s termination of EisnerAmper, the Company provided EisnerAmper with a copy of its disclosures in Form 8-K and requested that EisnerAmper furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the Company’s statements intended disclosures. A copy of the letter dated January 27, 2012 furnished by EisnerAmper in response to that request was filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2012.

The Audit Committee of the Company’s Board of Directors has engaged Fahn Kanne & Co. Grant Thornton Israel (“Grant Thornton Israel”), to serve as the Company’s new independent registered public accounting firm as of January 26, 2012. The Board of Directors has ratified the decision of the Audit Committee to engage Grant Thornton Israel to perform the audit for the year ended December 31, 2011.

    Pre-merged PhotoMedex looked only to EisnerAmper for accounting advice and Radiancy looked only to Grant Thornton Israel for accounting advice.

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Change in Internal Control and Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, our principal executive and financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm has not been engaged to express, nor has it expressed, an opinion on the effectiveness of our internal control over financial reporting.

    There was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed more fully in Note 2 to the Company’s Consolidated Financial Statements and elsewhere in this Annual Report on Form 10-K, on December 13, 2011, pre-merger PhotoMedex, a Nevada public company, acquired Radiancy, a privately held company, in a purchase business combination that was accounted for as a reverse acquisition. Because the financial statements and information relating to Radiancy now constitute the financial statements and information of the “Company” and the operations of Pre-Merger PhotoMedex were immaterial prior to and subsequent to the business combination compared to those of the post-combination consolidated entity, meaningful evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011 would need to focus on the internal controls of Radiancy. Prior to the transaction, Radiancy was a privately held company, and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for Radiancy and the implementation of internal controls over financial reporting for the post-combination consolidated entities, have required and will continue to require significant time and resources from our management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of the internal controls over financial reporting of the Company as of December 31, 2011. Therefore, the Company has excluded management’s report on internal control over financial reporting from this Annual Report on Form 10-K.

Item 9B.                 Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance
Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held 14 meetings and executed four unanimous written consents in lieu of a meeting in 2011.

The following sets forth certain biographical information concerning our current directors and our executive officers as of March 30, 2012.

Name	Position	Age
Lewis C. Pell	Non-Executive Chairman of the Board of Directors	68
Yoav Ben-Dror	Non-Executive Vice Chairman of the Board of Directors	59
Dolev Rafaeli	Chief Executive Officer and Director	48
Dennis M. McGrath	President, Chief Financial Officer and Director	55
Nahum D. Melumad	Director	56
James W. Sight	Director	56
Stephen P. Connelly	Director	60
Katsumi Oneda	Director	74

Directors and Executive Officers

Lewis C. Pell was appointed to our Board of Directors and was unanimously elected to serve as Non-Executive Chairman of the Board on December 12, 2012. Mr. Pell was a member of Radiancy’s Board since 1998. Mr. Pell has founded over a dozen successful medical technology companies during the past three decades. In 1979, he founded Pentax Precision Instruments, which was sold to Asahi Optical Co. in 1990. In 1983, he founded American Endoscopy Inc., which was sold to C.R. Bard, Inc. (BCR-NYSE) in 1986. In 1984, he founded Versaflex Inc., which was sold to Medtronic in 1988. In 1989, he founded Heart Technology Corp., which went public in the U.S. in 1992 and was sold to Boston Scientific Corp. (BSX-NYSE) in 1995. In 1991, he founded InStent Inc., which became a public company in 1995 and was sold to Medtronic in 1996. In 1994, he founded Influence Inc., which was sold to American Medical Systems Inc. in 1999. Working with Dr. Shlomo Ben-Haim, Mr. Pell founded Biosense Inc. in 1994, which was sold to Johnson & Johnson in 1997. He is currently chairman and an investor for a number of private medical device companies. In 1992, he founded and remains the chairman of Vision-Sciences, Inc. (VSCI-NASDAQ). Mr. Pell has a B.S. in political science from Brooklyn College and over 20 years of experience in the medical technology industry. Such experience is valuable to the Company.

Yoav Ben-Dror was appointed to our Board of Directors and was elected to serve as Non-Executive Vice Chairman on December 12, 2012. Dr. Ben-Dror was the chairman of Radiancy’s Board since 2006. He is an entrepreneur with more than 30 years of experience in technology, medical devices and financial innovations. He currently serves on the Board of Dagon Batey-Mamguroth Le-Israel Ltd (silo houses), Final Inc. (high-frequency financial algorithm technology), Fitango Inc. (social network), Neurotech Solutions Ltd. (human cognition and behavior with an emphasis on attention deficit/hyperactivity disorder (ADHD), and Impact First Investments Ltd. (investment management firm that specializes in social investing). He is a director at Keren Shemesh Foundation for the Encouragement of Young Entrepreneurs (in association with YBI (Youth Business International), a foundation assisting young entrepreneurs in transforming an idea into a successful sustainable small business), a director at Hatnuah Hezrachit Hachadasha Ltd. (social activity), a member of the Board of Trustees of the Holon Institute of Technology (H.I.T.), and a trustee at the Hecht-Zilzer Trust (charity). Dr. Ben Dror previously served on the Board of Cellcom Israel Ltd. (CEL-NYSE), Dubek Ltd. (tobacco) and Magic Box Ltd. (financial algorithm technology), and was a member of the Board of H.I.T. He was also involved with InStent Inc., Influence Medical Technologies Ltd. and Disc-O-Tech Medical Technologies Ltd. Dr. Ben Dror is a member of the Israel Bar and holds a Doctor of the Science of Jurisprudence (J.S.D.) from the School of Law (Boalt Hall), University of California, Berkeley. Dr. Ben-Dror lends balance to the deliberations of the Board.

Dolev Rafaeli was appointed as our Chief Executive Officer and director in December 2011. Dr. Rafaeli joined Radiancy in February 2006 as president and CEO. He has over 22 years of experience managing international operations. Prior to joining Radiancy, Dr. Rafaeli served from 2004 to 2006 as president and CEO of the USR Group, a consumer electronics products manufacturer, managing operations in Israel, China, Hong Kong and the U.S. Between 2000 and 2004, Dr. Rafaeli founded and served as general manager of Orbotech Ltd. (ORBK-NASDAQ), an automated optical inspection capital equipment manufacturer for the electronics industry in China and Hong Kong, where he was instrumental in building these operations into a $100 million a year business. Between 1997 and 2000, Dr. Rafaeli served as CEO of USR Ltd., a global electronics contract manufacturing company providing design, supply chain and manufacturing services to dozens of clients in the communications, consumer and medical device fields. USR Ltd. employed approximately 1,000 individuals. Dr. Rafaeli previously served as director of operations and manager of the Arad manufacturing facility for Motorola in its Land Mobile Product Solutions division, manufacturing and distributing communications, consumer and other infrastructure electronics products in excess of $400 million annually. Dr. Rafaeli graduated with a B.Sc. in industrial engineering and management cum laude and an M.Sc. in operations management from the Technion-Israel Institute of Technology, and holds a Ph.D. in business management from Century University. Dr. Rafaeli’s energy, insight and decisiveness are key to the Company’s success.

Dennis M. McGrath Mr. McGrath, upon completion of the merger with Radiancy, reassumed his role of Chief Financial Officer in addition to president and director of PhotoMedex, to which he was appointed in July 2009. Mr. McGrath had previously served as CFO and vice president, finance and administration from January 2000 through June 2009. He has held several senior-level positions in prior endeavors, including, from February 1999 to January 2000, serving as the COO of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as CFO of Think New Ideas, Inc., a company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, he was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. Prior to that, from September 1996 to February 1999, Mr. McGrath was CFO and executive vice-president, operations of TriSpan, Inc., an internet commerce solutions and technology consulting company that was acquired by AnswerThink Consulting Group, Inc. in 1999. Mr. McGrath is currently a director of RICOMM Systems, Inc. and Noninvasive Medical Technologies, Inc. Mr. McGrath graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath has the professional accounting insight as well as practical business experience.

Nahum Melumad was appointed to our Board of Directors on December 12, 2011. Dr. Melumad is the James Dohr Professor of Accounting and Business Law at the Columbia Business School (CBS). He has been a member of the CBS faculty since 1993. Between 2000 and 2006, he served as the chairman of the accounting division at CBS. Professor Melumad is the recipient of the 2005 Annual CBS Dean’s Award for Excellence in MBA/EMBA teaching. Between 2003 and 2008, he co-directed the CBS/NYSE Program for directors of public companies titled “Integrity in Financial Disclosure.” Prior to joining CBS, he was a member of faculty at the Stanford Business School. Professor Melumad has served as a consultant and advisor to many organizations, including Bristol-Myers Squibb Co. (BMY-NYSE), General Electric Co. (GE-NYSE), the NYSE and Morgan Stanley (MS-NYSE). Professor Melumad is a CPA and holds an MBA and Ph.D. from the University of California, Berkeley. Professor Melumad’s breadh of experience are valuable to the Company.

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

Katsumi Oneda was appointed to our Board of Directors on December 12, 2011. Mr. Oneda co-founded Vision-Sciences Inc., served as its president and CEO from October 1993 to February 2003, and served as chairman from October 1993 to October 2005. He served as the vice-chairman of the Board of Directors of Vision-Sciences from May 1992 to October 1993, as honorary chairman of the Board of Directors from October 1991 to October 1993, and as the chairman of the Board of Directors from September 1990 to October 1991. He has been on the Board of Directors of Vision-Sciences since 1987. Mr. Oneda graduated from Sangyo Noritsu College in 1964. He has over 20 years of experience in the medical technology industry. Mr. Oneda’s practical business experience and team-spirit are also valuable to the Board.

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

Board Leadership Structure

In accordance with the provisions of our Bylaws, the total number of directors who serve on our Board of Directors is currently set at eight.

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

Compensation, Nominations and Corporate Governance and Audit Committees

General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals and an Anti-Fraud Program. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.photomedex.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2011 that, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, all current members of the Board of Directors are independent under the revised listing standards of The NASDAQ Stock Market, LLC (“Nasdaq”). Additionally, our Board of Directors believes that it is desirable to have at least one financial expert serving on the Audit Committee.

Compensation Committee.    Our Compensation Committee discharges the Board of Directors’ responsibilities relating to compensation of our Chief Executive Officer and other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement that is included in this Report and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:

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

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of Messrs. Ben-Dror, Connelly and Pell. Mr. Ben-Dror serves as the Chairman of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee in 2011 satisfies the independence requirements of the Commission and Nasdaq. The Compensation Committee held six formal meetings during 2011.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation Committee for 2011 is presented below.

Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors’ nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Sight and Oneda. Mr. Sight serves as the Chairman of the Nominations and Corporate Governance Committee. Our Board of Directors determined in 2011 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of the Commission and Nasdaq. The Nominations and Corporate Governance Committee held one formal meeting during 2011 in conjunction with a meeting of the full Board of Directors.

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

Our Board of Directors has adopted a written charter for the Audit Committee, which charter meets the applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Messrs. Melumad, Ben-Dror and Connelly. Dr. Melumad serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held seven meetings during 2011.

The Board of Directors determined in 2011 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 30, 2012, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2011.

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

The Compensation Committee is composed solely of directors who are not our current or former employees, and each is independent under the revised listing standards of Nasdaq. Our Board of Directors has delegated to the Compensation Committee the responsibility to review and approve our compensation and benefits plans, programs and policies, including the compensation of our Chief Executive Officer and our President and Chief Financial Officer as well as middle-level management and other key employees. The Compensation Committee administers all of our executive compensation programs, incentive compensation plans and equity-based plans and provides oversight for all of our other compensation and benefit programs.

The key components of the compensation program for executive officers are base salary and bonus and long-term incentives in the form of stock options and now, under our 2005 Equity Plan in the form of restricted shares of our common stock. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

Objectives of Compensation Program

The Compensation Committee intends to govern and administer compensation plans to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own success and ours. Included in this evaluation is an analysis whether the Company’s incentive compensation arrangements, including short-term (annual cash incentive) and long-term (equity awards) components, encourage unnecessary or excessive risks by any of the executives. Although incentive compensation is discretionary, the Compensation Committee typically considers overall performance of the Company when granting cash incentive awards and considers each executive’s contributions to the growth of the Company for the benefit of the stockholders when granting incentive equity awards. We have no retirement plans or deferred compensation programs in effect for our non-employee directors and our executive officers, except for our 401(k) plan in which our executive officers are eligible to participate. Compensation is generally paid as earned. We do not have a specific formula for allocating between cash and non-cash compensation, which has been in the form of stock options and awards of stock.

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

Bonus.    Generally, at the outset of a fiscal year, the Compensation Committee establishes a bonus program for executive officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Compensation Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants. The CEO’s bonus is based on a function of revenues.

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

Stock options granted under the various stock option plans generally have a five-year vesting schedule depending upon the size of the grant, and generally were set to expire 10 years from the date of grant. The exercise price of options granted under the stock option plans is at no less than 100% of the fair market value of the underlying stock on the date of grant. The number of stock options granted to each executive officer is determined by the Compensation Committee based upon several factors, including the grantee’s salary grade, performance and the estimated value of the stock at the time of grant, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion. The options granted to executives as a rule have provisions by which vesting and exercisability are accelerated in the event of a change of control or a termination of employment initiated by us other than for cause. For our two incumbent executives, such provisions are found in their employment agreements.

Similar criteria are applied in making awards of restricted shares of our common stock under the 2005 Equity Plan, but in the case of restricted stock, we can base the vesting schedule of the restricted stock on the price performance of our common stock.

Compensation on Termination of Employment or Change of Control.  We have employment agreements with Messrs. Rafaeli and McGrath. Each of these agreements provides for severance upon termination of employment, whether in context of a change of control or not.

In the event of an involuntary termination not in connection with a change in control of the Company, an executive will be vested in those options that were unvested as of the termination but that would have vested in the 12 months following termination. In the event of a change of control, all of an executive’s unvested options and restricted stock will vest.

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

Accounting and Tax Considerations

On January 1, 2006, we adopted FASB ASC Topic 718. Under this accounting standard, we are required to value stock options granted and restricted stock awarded. We continue to follow this accounting standard after the reverse acquisition on December 13, 2011.

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

Under Section 162(m) of the Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Compensation resulting from options is indexed as performance-based. On December 12, 2011, the stockholders approved a battery of provisions designed to expand and coordinate the Company’s ability to retain the deductibility of executive compensation. However, when warranted based upon competitive and other factors, the Compensation Committee may decide to exceed the tax deductible limits established under Section 162(m).

Overview of Executive Employment Agreements and Option Awards

Employment Agreement with Dolev Rafaeli.     On August 9, 2011, PhotoMedex entered into an amended and restated employment agreement with Dolev Rafaeli, the Chief Executive Officer and President of Radiancy, pursuant to which he was employed to serve as the CEO of PhotoMedex and the CEO and President of Radiancy, conditioned upon and subject to the closing of the merger. The employment agreement with Dr. Rafaeli is an amendment and restatement of an employment agreement previously entered into between Dr. Rafaeli and Radiancy, dated June 1, 2009 and as subsequently amended and restated July 4, 2011. The employment agreement has an initial term of three years from the closing of the contemplated merger and thereafter automatically renews for one-year periods, unless either party provides notice of nonrenewal at least 60 days prior to the end of the then-applicable term. Under the amended and restated employment agreement, Dr. Rafaeli's salary will be $450,000 per annum. In addition, Dr. Rafaeli will be entitled to a bonus equal to 1% of PhotoMedex's sales, on a post-merger basis (calculated as 1% of recognized U.S. GAAP sales reported in PhotoMedex's consolidated quarterly financial reports presented to the PhotoMedex board of directors), which bonus, when combined with his other annual remuneration from PhotoMedex does not exceed the $1,000,000 annual threshold. Such bonus will be paid quarterly. The Company stockholders approved that Dr. Rafaeli shall be entitled to an additional quarterly cash bonus equal to 1% of the sales of PhotoMedex (calculated as 1% of recognized U.S. GAAP sales reported in PhotoMedex's consolidated quarterly financial reports presented to the PhotoMedex board of directors) in excess of such target threshold amount as the Compensation Committee shall determine (the "Second-Tier Bonus"). Following the end of each quarterly performance period, the Compensation Committee shall determine the Second-Tier Bonus for that quarter by calculating 1% of PhotoMedex's U.S. GAAP sales in excess of the threshold amount. Upon the termination of Dr. Rafaeli's employment by PhotoMedex without cause or by Dr. Rafaeli for good reason, he will be entitled to severance benefits as described in the section below entitled “Potential Payments on Termination of Employment or Change of Control”.

Employment Agreement with Dennis M. McGrath.    In November 1999, we entered into an employment agreement with Dennis M. McGrath to serve as our Chief Financial Officer and Vice President-Finance and Administration. We amended and restated that agreement in August 2002, September 2007 and May 6, 2008. On July 2, 2009, Mr. McGrath became our President and Chief Executive Officer. Mr. McGrath’s employment agreement has been renewed in accordance with its terms through December 31, 2015.

Mr. McGrath’s 2012 annual base salary was $325,000. The severance arrangements contained in Mr. McGrath’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

Mr. McGrath was awarded 100,000 shares of restricted shares of common stock, which were to vest over a ten year period. Upon the consummation of the reverse acquisition, the vesting period was amended to be over three years from the date of the reverse acquisition. Mr. McGrath was also awarded 200,000 restricted shares of common stock, which vest over a three year period and 50,100 options to purchase common stock, which vested immediately, as part of the consummation of the reverse acquisition. 10,600 options have an exercise price of $15.60 per share and 39,500 options have an exercise price of $20.00 per share.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2011 and 2010 concerning compensation for our named executive officers. Mr. McGrath was Chief Executive Officer and President until December 13, 2011, at which time the Board of Directors appointed Dr. Rafaeli to serve as our Chief Executive Officer. Ms. Allgeier was Chief Financial Officer until December 13, 2011, at which time the Board of Directors appointed Mr. McGrath to serve as our Chief Financial Officer and President. Mrs. Allgeier became, as of the reverse acquisition, the Chief Accounting Officer, and is no longer an executive officer of the Company. Mr. Stewart ceased to be our Chief Operating Officer as of December 13, 2011. He is no longer an executive officer but continues to serve as Executive Vice President.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Dolev Rafaeli, Chief Executive Officer (4)	2011	450,000	1,560,265	26,226,304	0	47,718	28,284,287

Dennis M. McGrath, President and Chief Financial Officer	2011	325,000	234,000	3,855,000	772,685	22,126	5,208,811
	2010	324,010	161,379	0	0	21,195	506,584

Michael R. Stewart, Chief Operating Officer (until December 13, 2011) and Executive Vice President	2011	300,000	0	3,563,000	696,019	16,911	4,575,930
	2010	298,558	148,965	0	0	19,368	466,891

Christina L. Allgeier, Chief Accounting Officer (Chief Financial Officer & Vice President until December 13, 2011)	2011	145,000	30,000	0	73,500	13,004	261,504
	2010	130,385	25,000	0	0	13,004	168,389

(1)	“Non-Equity Incentive Plan Compensation” in the foregoing table is the bonus earned in 2011 and 2010, even though such bonus will have been paid in a subsequent period.
(2)
The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted under our 2005 Equity Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2011, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2011 awards, other features of those awards and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table below.

(3)
“All Other Compensation” includes car allowance ($1,000 per month), premiums for supplementary life and/or disability insurance and matching 401(k) plan contributions for Messrs. McGrath and Stewart and Ms. Allgeier.

(4)
All of Dr. Rafaeli’s compensation in 2011 was paid by Radiancy, Inc., except for $93,400  Dr. Rafaeli had no affiliation with the Company in 2010 and therefore his compensation in 2010 has been omitted from the table.

Non-Equity Incentive Plan; Non-Qualified Deferred Compensation

We do not have a non-equity incentive plan, nor do we have a plan or program of non-qualified deferred compensation.

Potential Payments on Termination of Employment or Change of Control

Potential payments to our named executive officers on termination of employment or upon a change of control of the Company are governed by their respective employment agreements and by the terms of their option agreements and restricted stock agreements or plan document.

Pursuant to the terms of their employment agreements, should (1) the Company terminate Dr, Rafaeli’s or Mr. McGrath’s employment without cause, (2) Dr. Rafaeli or Mr. McGrath resign for good reason or (3) the Company fail to renew the applicable employment agreement (in each instance, whether in the context of a change in control or otherwise), then the affected individual will become entitled to the following benefits upon his delivery of an effective release to the Company:

(i)
a cash payment equal to his annual base salary in effect at the time of such termination for the remainder of the initial term or any renewal term, payable in installments in accordance with the Company’s payroll practices based on the terms of the agreement;

(ii)
For Mr. Rafaeli – a bonus equal to 1% of PhotoMedex’s sales, on a post-merger basis (calculated as 1% of recognized U.S. GAAP sales reported in PhotoMedex’s consolidated quarterly financial reports represented to the PhotoMedex board of directors), which bonus, when combined with his other annual remuneration from PhotoMedex does not exceed $1,000,000 annually and shall be paid quarterly, for the remainder of the initial term or any renewal term; and an additional quarterly cash bonus equal to 1% of the sales of PhotoMedex (calculated as 1% of recognized U.S. GAAP sales reported in PhotoMedex’s consolidated quarterly financial reports presented to the PhotoMedex board of directors) in excess of such target threshold amount as the Compensation Committee shall determine, for the remainder of the initial term or any renewal term.
For Mr. McGrath - a pro-rated bonus for the year in which such termination occurs;

(iii)	continued medical and dental coverage for himself and his eligible dependents for the remainder of the initial term or any renewal term (or, if less, 18 months) following such termination;
(iv)	continued coverage under the Company’s long-term and short-term disability plans for the remainder of the initial term or any renewal term following such termination;
(v)
a monthly cash payment for the remainder of the initial term or any renewal term equal to the premium cost to maintain the individual’s life insurance coverage at the level of coverage in effect at the time of such termination;

(vi)	a tax gross-up to the extent to which the amounts in subparagraphs (iv) or (v) above are taxable to the individual; and
(vii)
full acceleration of all outstanding equity awards held by the individual at the time of such termination. Each outstanding option will remain exercisable until the earlier of the 60-month, or 12-month, anniversary of his termination date for Messrs. Rafaeli and McGrath, respectively, and the option’s expiration date.

If any of the events set forth in the table below had occurred by December 31, 2011, then we estimate the value of the benefits that would have been triggered and thus accrued to Messrs. Rafaeli and McGrath and had the triggering event occurred on December 31, 2011, would be as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control

Dolev Rafaeli	Salary & bonus (1)(2)	$1,331,250	$1,331,250	0	0	0	N/A
	Health continuation	65,711	65,711	0	0	0	N/A
	AD&D insurance	19,383	19,383	0	0	0	N/A
	Executive life ins.	7,278	7,278	0	0	0	N/A
	Accelerated vesting (3)	0	0	0	0	0	N/A
	Tax gross-up (4)	19,306	19,306	0	0	0	N/A
	TOTAL	$1,442,928	$1,442,928	0	0	0	N/A

Dennis McGrath	Salary & bonus (1)(2)	$961,458	$961,458	0	0	0	N/A
	Health continuation	41,739	41,739	0	0	0	N/A
	AD&D insurance	4,316	4,316	0	0	0	N/A
	Executive life ins.	22,744	22,744	0	0	0	N/A
	Accelerated vesting (3)	3,999,787	3,999,787	0	0	0	N/A
	Tax gross-up (4)	19,595	19,595	0	0	0	N/A
	TOTAL	$5,049,639	$5,049,639	0	0	0	N/A

(1)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.
(2)	Severance based on 2011 salary levels. In addition to the salary listed above, Dr. Rafaeli would be entitled to a bonus of 1% of sales for the remainder of the initial term or any renewal term.
(3)
If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2011 was $12.90 per share. For stock awarded prior to January 26, 2009, the date of our 1-for-7 reverse stock split, such shares were purchased for $0.42 (par value of $0.01 per share adjusted for the 1-for-7 reverse stock split and the assumed 1-for-6 reverse stock split). For stock awarded after January 26, 2009, such shares were purchased for $0.06 (par value of $0.01 per share adjusted for the 1-for-6 reverse stock split).
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

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2011 to our named executive officers listed in the Summary Compensation Table as shown under the caption “Executive Compensation.” The stock awards and option grants reflected below were awarded under the 2005 Equity Plan.

GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)

Dolev Rafaeli	6/30/11	-	2,045,571	-	-	0.005	6.77	13,862,596

Dennis McGrath	3/30/11	-	100,000	-	-	7.35	7.35	735,000
	12/13/11	-	200,000	-	-	15.60	15.60	3,120,000
	12/13/11	-	-	-	50,100	15.60	15.60	640,808
	12/13/11	-	-	-	10,600	20.00	15.60	131,877

Michael Stewart*	3/30/11	-	100,000	-	-	7.35	7.35	735,000
	12/13/11	-	180,000	-	-	15.60	15.60	2,808,000
	12/13/11	-	-	-	45,100	15.60	15.60	576,855
	12/13/11	-	-	-	9,600	20.00	15.60	119,164

Christina Allgeier*	3/30/11	-	10,000	-	-	7.35	7.35	73,500

(1)	Computed in accordance with FASB ASC Topic 718, formerly SFAS 123 (R).

*  Ceased to be an executive on December 13, 2011.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the executive officers named above at the fiscal year end, December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Stock Awards

Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Dolev Rafaeli	0	N/A	0	N/A	N/A	0	0	N/A	N/A

Dennis McGrath	0	N/A	0	N/A	N/A	0	0	7,977	102,903
	0	N/A	0	N/A	N/A	0	0	2,084	26,884
	8,750	0	0	6.24	6/15/19	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	100,000	1,290,000
	0	N/A	0	N/A	N/A	0	0	200,000	2,580,000

(1)	The market value of unvested shares of restricted stock is based on $12.90 per share, which was the closing price of our stock on December 31, 2011.

(2)	All options granted to Mr. McGrath were under the 2005 Equity Plan.

Mr. McGrath vests in the 2,084 shares of restricted stock granted on May 7, 2007 at the rate of 1/36th of the grant on each month’s end, beginning with January 31 2012 and ending on December 31, 2014. Mr. McGrath vests in the 100,000 shares of restricted stock granted on March 30, 2011 on equally on each of the first three anniversaries of the Merger Date, viz. December 13, 2012; December 13, 2013; and December 13, 2014. Mr. McGrath vests in the 200,000 shares of restricted stock granted on the Merger Date equally on each of the first three anniversaries of the Merger Date.

Mr. Stewart vests in the 1,667 shares of restricted stock granted on May 7, 2007 at the rate of 1/36th of the grant on each month’s end, beginning with January 31 2012 and ending on December 31, 2014, and similarly vests with respect to the 3,750 shares of restricted stock granted on August 13, 2007. Mr. Stewart vests in the 64,000 and 180,000 shares granted on March 30, 2011 and on December 13, 2011, respectively, in equal thirds as to each grant on the first three anniversaries of the Merger Date.

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

Compensation Committee

Yoav Ben-Dror	Stephen Connelly	Lewis Pell

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Directors who are not our employees are compensated under the Non-Employee Director Plan. Effective December 12, 2011, each outside director receives an annual cash retainer of $40,000, payable quarterly and the chairman of each committee has shall receive an additional annual fee of $10,000 for audit, $5,000 for each of compensation and nominations. Dr. Ben-Dror receives a monthly payment of $30,000 for his services as the executive director for Radiancy Ltd. and Photo Therapeutics, Ltd. In addition, in 2012, the Directors, elected at the December 12, 2011 stockholders’ meeting, received a sign-on bonus of 5,000 shares of common stock. The table below sets forth our non-employee directors’ compensation through December 31, 2011.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Option Awards ($) (1)	Total ($)

Lewis Pell (2)	240,000	-	240,000

Yoav Ben-Dror (2)	478,320	4,787,662	5,265,982

Nahum Melumad (3)	-	-	-

Katsumi Oneda (3)	-	-	-

James W. Sight (4)	5,000	22,512	27,512

Stephen P. Connelly(4)	5,000	36,336	41,336

Richard DePiano (5)	5,000	33,118	38,118

Alan Novak (5)	5,000	44,304	49,304

Lenard Mazur (5)	5,000	24,268	29,268

Paul Denby (5)	5,000	33,437	38,437

(1)
The amounts shown for option awards relate to shares granted under our Non-Employee Director Plan. These amounts are equal to the aggregate grant-date fair value with respect to the option awards for financial statement purposes, computed in accordance with FASB ASC Topic 718, but without giving effect to estimated forfeitures.

(2)
Messrs. Pell and Ben-Dror’s director compensation were earned for their respective positions on the Radiancy Board of Directors, prior to the reverse acquisition. There were no fees paid to them as part of the PhotoMedex Board of Directors for 2011.

(3)	Messrs. Melumad and Oneda were not previously either a director for Radiancy or a director for PhotoMedex. There were no fees paid to them as part of the PhotoMedex Board of Directors for 2011.
(4)
Messrs. Sight and Connelly’s director compensation were earned for their respective positions on the pre-merged PhotoMedex Board of Directors, prior to the reverse acquisition. There were no fees paid to them as part of the PhotoMedex Board of Directors, post acquisition.

(5)
Messrs. DePiano, Novak, Mazur and Denby director compensation were earned for their respective positions on the pre-merged PhotoMedex Board of Directors, prior to the reverse acquisition. Upon consummation of the reverse merger and stockholders’ meeting, Messrs. DePiano, Novak, Mazur and Denby no longer hold a director position

Limitation on Directors' Liabilities; Indemnification of Officers and Directors

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance which expires on December 13, 2012. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors. We also provided tail insurance for the directors of Radiancy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Annual Report under the heading “Overview of Equity Compensation Plans” is hereby incorporated by reference.

The following table reflects, as of March 30, 2012, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Lewis C. Pell (2)	1,775,319	9.4%
Yoav Ben-Dror (3)	1,370,921	7.3%
Dolev Rafaeli (4)	2,569,445	13.6%
Dennis M. McGrath (5)	421,826	2.2%
Nahum Melumad (6)	5,000	*
Katsumi Oneda (7)	1,525,164	8.1%
James W. Sight (8)	254,496	1.3%
Stephen P. Connelly (9)	20,444	*
Shlomo Ben-Haim (10)	1,806,263	9.6%
All directors and officers as a group (eight persons) (11)	7,942,615	41.8%

*           Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 30, 2012, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 18,854,438 shares of common stock outstanding as of March 30, 2012.

(2)	Includes 1,775,319 shares of common stock. Mr. Pell's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(3)
Includes 1,370,921 shares of common stock beneficially owned, of which 1,245,843 shares are owned directly by Dr. Ben-Dror and 125,078 shares are owned by Gohan Investments Ltd. of which Dr. Ben-Dror is the 100% owner. Dr. Ben-Dror's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(4)	Includes 2,569,445 shares of common. Does not include options, granted on March 18, 2012, to purchase up to 140,000 shares of common stock, which may vest more than 60 days after March 30, 2012.

(5)
Includes 3,711 shares of common stock, 312,977 additional shares of common stock subject to restriction agreements with us, warrants to purchase 35,688 shares of common stock and vested options to purchase 69,450 shares of common stock. Does not include options, granted on March 18, 2012,  to purchase up to 90,000 shares of common stock, which may vest more than 60 days after March 30, 2012.

(6)	Includes 5,000 shares of common. Dr. Melumad's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(7)	Includes 1,525,164 shares of common stock. Mr. Oneda’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(8)
Includes 195,583shares of common stock, warrants to purchase 58,288 shares of common stock and options to purchase up to 625 shares of common stock. Mr. Sight’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(9)
Includes 16,189 shares of common stock, warrants to purchase 3,422 shares of common stock and options to purchase up to 833 shares of common stock. Mr. Connelly’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(10)
Shlomo Ben-Haim is, or may be deemed to be, the beneficial owner of 1,806,263 shares of common stock. Of the 1,806,263 shares, 1,153,858 shares are owned by Eastnet Investment Limited and 402,250 shares are owned by Antinori, Ltd. Mr. Ben-Haim has voting and/or dispositive power over shares held by Eastnet Investment Limited and Antinori, Ltd. Mr. Ben-Haim's address is 8 Kensington Palace Gardens, London W84QP, United Kingdom. Eastnet Investment Limited's address is Nerine Chambers, PO Box 905, Road Town, Tortola, British Virgin Islands. Antinori Ltd.'s address is Alon Tavor 15, Industrial Zone, Caesarea, Israel.

(11)
Includes 7,461,332 unrestricted shares of common stock and 312,977 restricted shares of common stock warrants to purchase 97,398 shares of common stock and vested options to purchase 70,908 shares of common stock. Does not include options to purchase up to 230,000 shares of common stock, which may vest more than 60 days after March 30, 2012.

Item 13.                      Certain Relationships and Related Transactions, Director Independence

As of March 30, 2012, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Baker & Hostetler LLP, outside counsel to us in certain litigation, held in the aggregate 1,034 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options that they accepted from us in exchange for legal services performed from July 1998 to May 2000.

We shall also enter into an indemnification agreement with each of our directors pursuant to which we have agreed to indemnify each director against claims brought against them in their capacities as our directors. These indemnification agreements also require us to maintain directors’ and officers’ liability insurance for our directors.

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

Item 14.                 Principal Accountant Fees and Services

Our Audit Committee appointed EisnerAmper LLP as our independent auditors for the fiscal year ending December 31, 2010 and engaged them for the quarterly reviews and other services including due diligence for the reverse acquisition. We engaged Fahn Kanne & Co. Grant Thornton Israel  ("Grant Thornton Israel") as our independent auditors for 2011, effective January 26, 2012. Prior to the appointment, Grant Thornton Israel had been the independent auditor for Radiancy Inc. The expenses occurred of EisnerAmper related to fiscal year 2011 are presented here as well. Such expenses, are not included in the Statement of Operations for the consolidated company included herein, as the expenses occurred prior to the reverse acquisition.

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton Israel and EisnerAmper LLP for 2011 and 2010:

	2011	2010
Audit Fees –Grant Thornton Israel (1)	$131,000	$26,000
Audit Fees –EisnerAmper (1)	129,000	181,000
Audit-Related Fees – Grant Thornton Israel (2)	137,000	-
Audit-Related Fees – EisnerAmper (2)	270,000	40,000
All Other Fees – Grant Thornton LLP(3)	82,000	7,000
All Other Fees – EisnerAmper (3)	147,000	-
Total	$896,000	$254,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees" in this table, principally related to the reverse acquisition and the filing of the Form S-4.

(3)	Consists of all other products and services provided, including tax, other than the services reported under audit fees and audit related fees.

Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of Grant Thornton Israel to perform audit or non-audit services for us before Grant Thornton Israel is engaged to provide those services. Under applicable Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

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

The Audit Committee’s pre-approval policy provides as follows:

•      First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engageGrant Thornton Israel for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•      Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

All fees to our independent accounting firms were approved by the Audit Committee.

Auditor Selection for Fiscal 2012 The Audit Committee has selected Grant Thornton Israel to serve as our independent auditors for the year ending December 31, 2012. The Committee’s selection will be submitted to our stockholders for ratification at our 2012 Annual Meeting of Stockholders.

PART IV
Item 15.                 Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated balance sheets of PhotoMedex, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011.

(a)(2)           Financial Statement Schedules

(a)(3)           Exhibits

The exhibits listed under subsections (b) of this Item 15 are hereby incorporated by reference.

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(b)      Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)

10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.14	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (12)
10.15	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (12)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.19	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (10)
10.20	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (11)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.25	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.30	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (18)
10.31	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.36	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Michael Stewart on July 4, 2011. (19)
10.37	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (20)
10.38	Amended and Restated Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (19)
10.39	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)

10.44	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Michael R. Stewart (22)
10.45	Lease Renewal Agreement, dated June 6, 2011, PhotoMedex, Inc. and Nappen & Associates (25)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
21.1	List of subsidiaries of the Company
23.1	Consent of Fahn Kanne & Co. Grant Thornton Israel
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

.

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed with this Form 10-K

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our primary Internet address is www.photomedex.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). Corporate information can be located by clicking on the “Investor Relations” link in the top-middle of the page, and then clicking on “SEC Filing” in the menu. We make our periodic Commission Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our Web site, as allowed by Commission’s rules. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: March 30, 2012	By:/s/ Dr. Dolev Rafaeli
Dr. Dolev Rafaeli
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Lewis C. Pell	Chairman of the Board of Directors	March 30, 2012
Lewis C. Pell
/s/ Dr. Yoav Ben-Dror	Vice Chairman of the Board of Directors	March 30, 2012
Dr. Yoav Ben-Dror
/s/ Dr. Dolev Rafaeli	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
Dr. Dolev Rafaeli
/s/ Dennis M. McGrath	President, Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2012
Dennis M. McGrath
/s/ Christina L. Allgeier	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2012
Christina L. Allgeier
/s/ James W. Sight	Director	March 30, 2012
James W. Sight
/s/ Dr. Nahum Melumad	Director	March 30, 2012
Nahum Melumad
/s/ Stephen P. Connelly	Director	March 30, 2012
Stephen P. Connelly
/s/ Katsumi Oneda	Director	March 30, 2012
Katsumi Oneda

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
Board of Directors and Shareholders of PhotoMedex, Inc.

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fahn Kanne & Co. Grant Thornton Israel
March 30, 2012

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$16,549	$7,581
Deposits, short-term	-	14,500
Accounts receivable, net of allowance for doubtful accounts of $3,196 and $1,824, respectively	12,393	6,980
Inventories	19,208	11,113
Deferred tax asset	10,079	1,957
Prepaid expenses and other current assets	3,611	2,030
Total current assets	61,840	44,161

Property and equipment, net	5,324	759
Patents and licensed technologies, net	14,435	1,030
Other intangible assets	11,950	-
Goodwill, net	26,704	-
Deferred tax asset	24,751	-
Funds in respect of employee rights upon retirement and others	559	437
Total assets	$145,563	$46,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$504	$-
Current portion of debt	1,720	-
Accounts payable	8,111	5,192
Accrued compensation and related expenses	3,800	1,270
Other accrued liabilities	14,989	9,985
Deferred revenues	1,948	203
Total current liabilities	31,072	16,650

Long-term liabilities:
Long-term debt, net of current maturities	8	-
Deferred revenues	1,885	394
Liability for employee rights upon retirement	520	443
Total liabilities	33,485	17,487

Commitment and contingencies (Note 11)

Stockholders' Equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2011 and 2010	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 18,821,728 and 10,256,364 shares issued and outstanding at December 31, 2011 and 2010, respectively	188	103
Treasury Stock at cost, 16,056 shares of common stock	(250)	-
Additional paid-in capital	99,325	15,290
Retained earnings	12,813	13,507
Accumulated other comprehensive income	2	-
Total stockholders' equity	112,078	28,900
Total liabilities and stockholders’ equity	$145,563	$46,387

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2011		2010	2009

Revenues		$132,082	$70,071	$16,037

Cost of revenues		26,296	16,465	6,181

Gross profit		105,786	53,606	9,856

Operating expenses:
Engineering and product development		1,057	839	711
Selling and marketing		62,185	28,950	4,499
General and administrative		45,192	5,646	3,069
		108,434	35,435	8,279
Operating profit (loss)		(2,648)	18,171	1,577

Other income (loss):
Interest and other financing income (expense), net		(68)	(283)	65

Income (loss) before income tax expense (benefit)		(2,716)	17,888	1,642

Income tax (expense) benefit		2,022	(6,287)	3,643

Net income (loss)		$(694)	$11,601	$5,285

Net income (loss) per share (Note 1):
Basic	$	(0.06)	$1.13	$0.51
Diluted	$	(0.06)	$0.99	$0.45

Shares used in computing net income (loss) per share:
Basic		11,602,049	10,256,364	10,256,364
Diluted		11,602,049	11,724,569	11,646,376

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Loans to purchase company	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	stock	stock	Earnings	Income	Total
BALANCE, JANUARY 1, 2009	10,331,897	$103	$13,930	$(79)	$-	$(879)	$-	$13,075
Cumulative effect of adjustment from the adoption of the accounting for uncertainty in income taxes	-	-		-	-	(2,500)	-	(2,500)
Stock-based compensation expense	-	-	1,043	-	-	-	-	1,043
Repayment of loan to purchase Company stock	-	-	-	79	-	-	-	79
Purchase of Company Stock	(75,533)	-	(75)		-	-	-	(75)
Net income	-	-	-			5,285	-	5,285
BALANCE, DECEMBER 31, 2009	10,256,364	$103	14,898	-	-	1,906	-	16,907
Share-based compensation expense	-	-	392	-	-		-	392
Net income	-	-	-	-	-	11,601	-	11,601
BALANCE, DECEMBER 31, 2010	10,256,364	103	15,290	-	-	13,507	-	28,900
Exercise of stock options	2,783,303	28	382	-	-	-	-	410
Stock-based compensation related to stock options and restricted stock	-	-	7,774	-	-	-	-	7,774
Stock-based compensation - grant of Common stock	2,045,571	20	13,843	-	-	-	-	13,863
Reverse merger acquisition	3,736,490	37	62,036	-	-	-	-	62,073
Purchase of Company stock (16,056 shares)	-	-	-	-	(250)	-	-	(250)
Change in cumulative translation adjustment	-	-	-	-	-	-	2	2
Net loss	-	-	-	-	-	(694)	-	(694)
BALANCE, DECEMBER 31, 2011	18,821,728	$188	$99,325	-	$(250)	$12,813	$2	$112,078

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(694)	$11,601	$5,285
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	590	388	493
Provision for sales returns	6,999	3,723	(246)
Provision for doubtful accounts	2,595	1,509	135
Deferred income taxes	(5,751)	2,018	(3,897)
Stock-based compensation	21,637	392	1,043
Accrued interest on long-term loan	-	96	92
Changes in operating assets and liabilities:
Accounts receivable	(6,135)	(6.295)	(19)
Inventories	(993)	(6,380)	244
Prepaid expenses and other assets	(641)	(947)	(580)
Accounts payable	(3,413)	3,992	(107)
Accrued compensation and related expenses	976	564	-
Accrued expenses - other	(3,963)	2,568	(1,163)
Other liabilities	76	41	(62)
Deferred revenues	2,176	597	-
Net cash provided by operating activities	13,459	13,867	1,218

Cash Flows From Investing Activities:
Purchases of property and equipment	(358)	(93)	(112)
Lasers placed into service	15	-	-
Proceeds from short-term deposits	14,500	(14,500)	-
Amounts carried to patents	-	(80)	(136)
Increase in funds – employees retirement rights	(81)	(42)	32
Acquisition of business, net of cash acquired	(18,729)	-	-
Net cash used in investing activities	(4,653)	(14,715)	(216)

Cash Flows From Financing Activities:
Purchase of Company stock	(250)	-	(75)
Proceeds from exercise of options	410	-	-
Repayment of stockholders’ loan	-	(2,020)	-
Repayment of loans granted to purchase shares of Company	-	-	79
Net cash provided by (used in) financing activities	160	(2,020)	4
Effect of exchange rate changes on cash	2	-	-
Net increase (decrease) in cash and cash equivalents	8,968	(2,868)	1,006
Cash and cash equivalents, beginning of year	7,581	10,449	9,443

Cash and cash equivalents, end of year	$16,549	$7,581	$10,449

Supplemental information:

Cash paid for income taxes	$6,373	$1,793	$997

Fair value of assets, excluding cash, acquired in exchange for securities in a business combination (See Note 2)	$66,854	$-	$-

Fair value of liabilities assumed in exchange for securities in a business combination (See Note 2)	$10,914	$-	$-

Goodwill resulting from a business combination (See Note 2)	$26,704	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Note 1
The Company and Summary of Significant Accounting Policies:

The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provides proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne, actinic keratosis (a precursor to certain types of skin cancer) and photo damage.

On December 13, 2011, the Company closed the merger with Radiancy, Inc. As of December 13, 2011, after giving effect to the acquisition and the issuance of PhotoMedex, Inc. common stock to the former shareholders of Radiancy, Inc., the Company had 18,820,852 shares of common stock issued and outstanding, with the shareholders of PhotoMedex, Inc. before December 13, 2011 (“Pre-merged PhotoMedex”) collectively owning approximately 20%, and the former Radiancy, Inc. stockholders owning approximately 80%, of the outstanding common stock of the Company.

The merger has been accounted for as a reverse acquisition with Radiancy treated for accounting purposes as the acquirer. As such, the financial statements of Radiancy, Inc. are treated as the historical financial statements of the Company, with the results of Pre-merger PhotoMedex, Inc. being included from December 14, 2011 and thereafter. For periods prior to the closing of the reverse acquisition, therefore, our discussion below relates to the historical business and operations of Radiancy, Inc.

As a result of the acquisition, the Company has implemented a revised business plan focused on three key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing; and a full product life cycle model. The Company reorganized its business into three operating units to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers.

Based upon this strategic focus, effective December 13, 2011, management has updated the segments that the Company now currently operates. There are now three distinct business units, or segments (as described in Note 14): Consumer, Physician Recurring and Professional. The segments are distinguished by the Company’s management structure and the markets or customers served.

The Consumer segment, the Company’s largest business unit, generates revenues by bringing professional technologies into the home-use arena, through the no!no!® product line. The Physician Recurring segment generates revenues from the XTRAC®, a noninvasive, FDA-cleared solution for psoriasis and vitiligo, and NEOVA®, a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging, product lines. The Professional segment generates revenues from capital equipment, such as the XTRAC lasers, LHE® brand products and the Omnilux® and Lumière Light Therapy systems.

Summary of Significant Accounting Policies:

Accounting Principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The pre-merger PhotoMedex, Inc. results have been included in the financial statements from December 14, 2011, the day following the closing date of the reverse acquisition.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. The more significant estimates include (1) revenue recognition, including provision for sales return and valuation allowances of accounts receivable; (2) uncertainty in tax positions; (3) provision for contingencies; and (4) stock based compensation.

Functional Currency
The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the US dollar ("$" or "dollars"), except the Photo Therapeutics, Ltd. which is conducted in the GBP. Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

Balances denominated in, or linked to, foreign currencies are stated on the basis of the exchange rates prevailing at the balance sheet date. For foreign currency transactions included in the statement of operation, the exchange rates applicable to the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates used in the translation of such balances are carried to financing income or expenses.

Assets and liabilities of a foreign subsidiary, whose functional currencies are the local currency, are translated from their respective functional currencies to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation adjustments of foreign subsidiary for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

Fair Value Measurements
The Company measures and discloses fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•
Level 2 – pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•
Level 3 – pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. The fair values of notes payable and long-term debt are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity. The estimated fair values of notes payable and long-term debt approximate the carrying values. The fair value of the amounts funded in insurance policies in respect of employee liability for employee rights upon retirement is usually identical or close to their carrying value. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Cash and Cash Equivalents
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2011 and 2010.

Short-term Deposits
Short-term deposits are deposits with maturities of more than three months but less than one year. Short-term deposits are presented at their costs including accrued interest.

Accounts Receivable
The majority of the Company’s accounts receivable are due from consumers, distributors (domestic and international), physicians and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not recognize interest accruing on accounts receivable past due.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods. For the Company’s consumer and LHE products, cost is determined on the weighted-average method. For the pre-merged PhotoMedex’s products, cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

The Company's equipment for the treatment of skin disorders (e.g. the XTRAC for psoriasis or vitiligo) will either (i) be placed in a physician's office and remain the property of the Company or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Property, Equipment and Depreciation
Property and equipment are recorded at cost, net of accumulated depreciation. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of operations. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2011, no such write-down was required (see Impairment of Long-Lived Assets below).

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Core and product technology was also recorded in connection with the reverse acquisition on December 13, 2011 and is being amortized on a straight-line basis over ten years for core technology and five years for product technology. (See Note 2, Acquisition and Note 5, Patent and Licensed Technologies).

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2011, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the reverse acquisition on December 13, 2011. The assets definite useful lives are being amortized on a straight-line basis over ten years. Such assets primarily include customer relationships and trademarks. (See Note 2, Reverse Acquisition and Note 6, Goodwill and Other Intangible Assets).

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2011 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Accounting for the Impairment of Goodwill
The Company evaluates the carrying value of goodwill annually and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group’s reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. As of December 31, 2011, no impairment of goodwill has been recorded.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2011 and 2010 is summarized as follows:

	December 31,
	2011	2010
Accrual at beginning of year	$260	$130
Additions due to reverse acquisition	955	-
Additions charged to warranty expense	813	282
Expiring warranties	(-)	(-)
Claims satisfied	(367)	(152)
Total	1,661	260
Less: current portion	(1,157)	(260)
Accrued warranty	$504	$-

For extended warranty on the consumer products, see Revenue Recognition below.

Liability for Employee Rights Upon Retirement
Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company has recorded a severance pay liability for the amount that would be paid if all its Israeli employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli labor law. This liability is computed based upon the number of years of service multiplied by the latest monthly salary, since the employees are entitled to one month's salary for each year of employment, or a portion thereof. The amount of accrued severance pay as above represents the Company's severance pay liability in accordance with the labor agreement in force and based on salary components, which in the opinion of Management, create entitlement to severance pay.

The liability is partly funded by insurance policies, as the Company makes monthly deposits for such policies. The amounts funded are included under other non-current assets. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits.

Severance pay expenses amounted to approximately $185, $162and $149 for the years ended December 31, 2011, 2010 and 2009, respectively.

Revenue Recognition
The Company recognizes revenues from the product sales when the following four criteria have been met: (i) the product has been delivered and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account when determining the proper time at which to recognize revenue are when title to the goods transfers and when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid or fully assured.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

For revenue arrangements with multiple deliverables within a single, contractually binding arrangements (usually sales of products with separately priced extended warranty), each element of the contract is accounted for as a separate unit of accounting when it provides the customer value on a stand-alone basis and there is objective evidence of the fair value of the related unit.

With respect to sales arrangements under which the buyer has a right to return the related product, revenue is recognized only if all the following are met: the price is fixed or determinable at the date of sale; the buyer has paid, or is obligated to pay and the obligation is not contingent on resale of the product; the buyer's obligation would not be changed in the event of theft or physical destruction or damage of the product; the buyer has economic substance; the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns can be reasonably estimated.

The Company provides a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when right of return exists. Such allowance for sales returns is included in Other Current Liabilities. (See Note 8).

Deferred revenue includes amounts received with respect to extended warranty maintenance, repairs and other billable services and amounts not yet recognized as revenues. Revenues with respect to such activities are recognized over the duration of the warranty period, the service period or when service is provided, as applicable to each service.

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

Shipping and Handling Costs
Shipping and handling fees billed to customers are reflected as revenues while the related shipping and handling costs are included in selling and marketing expense. To date, shipping and handling costs have not been material.

Product Development Costs
Costs of research, new product development and product redesign are charged to expense as incurred.

Advertising Costs
Advertising costs are charged to expenses as incurred.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Advertising expenses amounted to approximately $32,303, $12,435and $390 for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

The Company may incur an additional tax liability in the event of an intercompany dividend distribution, although it is the Company’s policy not to cause a distribution of dividends which would generate an additional tax liability to the Company in the foreseeable future. Upon the distribution of dividends from the tax-exempt income of an "Approved Enterprise" of an Israeli subsidiary (see Note 13), the amount distributed will be subject to the tax rate that would have been applicable had the Israeli subsidiary not been exempted from payment thereof. The Israeli subsidiary intends on permanently reinvesting the amounts of tax-exempt income and it does not intend on causing a distribution of such income as cash dividends. Therefore, no deferred income taxes have been provided in respect of such tax-exempt income. Taxes, which would apply in the event of disposal of investments in subsidiaries, have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments, not to dispose of them.

Effective January 1, 2009, the Company adopted an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.

The adoption of ASC Topic 740-10 resulted in an increase in an amount of $2,500 with respect to an unrecognized tax benefit's liability. This amount was recognized as an addition to the outstanding tax provisions that were included in the balance as of January 1, 2009 with respect to tax contingencies under the current accounting policy. As required, this amount was reported as an adjustment to the opening balance of retained earnings as of January 1, 2009 (see Note 13).

Concentration of credit risks
Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term deposits. The carrying amounts of these instruments approximate fair value due to their short-term nature. The Company deposits cash and cash equivalents in major financial institutions in the US and in Israel. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company is of the opinion that the credit risk in respect of these balances is immaterial. In addition, the Company performs an ongoing credit evaluation and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers.

Most of the Company’s sales are generated in North and South America and Asia Pacific, to a large number of customers. Management periodically evaluates the collectability of the trade receivables to determine the amounts that are doubtful of collection and determine a proper allowance for doubtful accounts. Accordingly, the Company’s trade receivables do not represent a substantial concentration of credit risk.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Loans granted to purchase shares of the Company

Loans granted to purchase shares of the Company have been presented as a reduction of stockholders’ equity.

Contingencies
The Company and its subsidiaries are involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies (commencing January 1, 2009), the Company records accruals for contingencies to the extent that the management concludes that the occurrence is probable and that the related liabilities are estimable. Legal expenses associated with the contingency are expensed as incurred.

Reclassification
Certain comparative figures have been reclassified to conform to the current year presentation. Such reclassifications did not have any material impact on the Company’s equity, net assets or cash flows.

Earnings (Loss) Per Share
The Company computes earnings (net loss) per share in accordance with ASC Topic. 260, Earnings per share. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares. Diluted earnings per common share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method.

Due to the reverse merger on December 13, 2011, the earnings per share for each period before the acquisition date presented in these financial statements were computed based on Radiancy’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the reverse merger. Therefore, unless otherwise noted, all share and per-share amounts for all periods presented have been retroactively adjusted to give effect to the exchange ratio.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	11,602,049	10,256,364	10,256,364
Dilutive effect of stock options and warrants	-	1,468,205	1,390,012
Diluted number of common and common stock equivalent shares outstanding	11,602,049	11,724,569	11,646,376

Diluted earnings (loss) per share for each of the years ended December 31, 2011, exclude the impact of common stock options, warrants and unvested restricted stock totaling 1,791,788 shares, as the effect of their inclusion would be anti-dilutive.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2011, no such impairment exists.

Share-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Share- Based Payment. Under the fair value recognition provision, of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award that is ultimately expected to vest and is recognized as operating expense over the applicable vesting period of the stock award using the graded vesting method.

Treasury Stock
Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock.

Accounting Standards Update
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides amendments to ASC No. 220 “Comprehensive Income”, which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt this new guidance beginning the first quarter of 2012 and apply it retrospectively. The adoption of this ASU will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, which defers certain provisions contained in ASU No. 2011-05 promulgating the requirement to present components of reclassifications of other comprehensive income on the face of the income statement or in the notes to the financial statements. However, this deferral does not impact the other requirements contained in the new standard on comprehensive income as described above. This ASU is effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing for Impairment” (“ASU 2011-08”). ASU 2011-08 provides amendments to ASC No. 350 “Intangibles – Goodwill and Other”, with respect to the annual goodwill impairment test that adds a qualitative assessment allowing companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but should not change the timing or the measurement of goodwill impairments. The Company will adopt this new guidance beginning the first quarter of 2012. It is not expected to have a material impact on the Company’s consolidated financial statements and footnote disclosures.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet – Disclosure about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement. The amended guidance will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year 2013 for the Company) and should be applied retrospectively to all comparative periods presented. The Company is currently evaluating the impact that the adoption of ASU 2011-11 will have on its consolidated financial statements, if any.

Note 2
Reverse Acquisition:

On December 13, 2011, PhotoMedex closed the merger acquisition with Radiancy, Inc. in a transaction to be accounted for as a reverse acquisition, with Radiancy treated as the accounting acquirer. Radiancy is considered the accounting acquirer even though PhotoMedex was the issuer of common stock in the transaction, such that upon completion of the merger, the Company had 18,820,852 shares of common stock issued and outstanding, with the pre-merger PhotoMedex, Inc. stockholders collectively owning approximately 20%, and the former Radiancy, Inc. stockholders owning approximately 80%, of the outstanding common stock of the Company.  The 80%/20% ratio reflects the fact that warrants or options are not treated as equivalent outstanding common stock. As such, the financial statements of Radiancy, Inc. are treated as the historical financial statements of the Company, with the results of pre-merger PhotoMedex, Inc. being included only from December 14, 2011.

The consideration transferred was $83,915, included $1,842 of assumed debt, for the pre-merged PhotoMedex assets. It was determined based on the amount of equity interest (shares and warrants) that Radiancy would have had to issue to PhotoMedex shareholders in order to provide 75%/25% ownership ratio (on a fully converted basis, which treats all warrants and options as equivalent, share for share, with outstanding common stock) as agreed upon in the merger document. The fair value of the consideration effectively transferred by Radiancy was based on the market price of pre-merger PhotoMedex shares which was $15.60 per-share (closing price) on December 13, 2011, the day which the reverse acquisition became effective. This consideration transferred also included $20 million in cash, which pre-merged PhotoMedex, used to liquidate its convertible debt, just prior to the acquisition. The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. The Company expects that the allocation will be finalized within twelve months after the merger. Based on the purchase price allocation, the following table summarizes the estimated provisional fair value amounts of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$1,271
Accounts receivable	1,873
Inventories	7,136
Prepaid expenses and other current assets	639
Property and equipment	4,543
Patents and licensed technologies	13,500
Other intangible assets	12,000
Other assets	41
Deferred tax assets	27,122
Total assets acquired at fair value	68,125

Accounts payable	(6,333)
Accrued compensation and related expenses	(1,554)
Other accrued liabilities	(2,471)
Deferred revenues	(556)
Total liabilities assumed	(10,914)

Net assets acquired	$57,211

The purchase price exceeded the fair value of the net assets acquired by $26,704, which was recorded as goodwill.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

The consolidated results of operations do not include any revenues or expenses related to the pre-merged PhotoMedex business on or prior to December 13, 2011, the consummation date of the reverse acquisition. The Company’s unaudited pro-forma results for the years ended December 31, 2011 and 2010 summarize the combined results of the Radiancy and PhotoMedex in the following table, assuming the reverse acquisition had occurred on January 1, 2010 and after giving effect to the reverse acquisition adjustments, including amortization of the tangible and intangible assets were acquired in the transaction:

	Year Ended December 31,
	2011	2010
	(unaudited)	(unaudited)

Net revenues	$162,341	$104,872
Net income (loss)	(13,077)	6,378
Net income (loss) per share:
Basic	$(0.91)	$0.50
Diluted	$(0.91)	$0.45
Shares used in calculating net income (loss) per share:
Basic	14,445,184	13,845,883
Diluted	14,445,184	14,314,292

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the reverse acquisition occurred on January 1, 2010, nor to be indicative of future results of operations.

Note 3
Inventories, net:

	December 31,
	2011	2010
Raw materials and work-in-process	$7,105	$3,985
Finished goods	12,103	7,128
Total inventories	$19,208	$11,113

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Note 4
Property and Equipment, net:

	December 31,
	2011	2010
Lasers-in-service	$4,187	$-
Equipment, computer hardware and software	3,576	3,074
Furniture and fixtures	529	379
Leasehold improvements	376	294
	8,668	3,747
Accumulated depreciation and amortization	(3,344)	(2.988)
Total property and equipment, net	$5,324	$759

Related depreciation and amortization expense was $356 in 2011, $288 in 2010 and $401 in 2009. At December 31, 2011 and 2010, net property and equipment included $61 and $0, respectively, of assets recorded under capitalized lease arrangements, of which $8 and $0 was included in long-term debt at December 31, 2011 and 2010, respectively (See Note 10).

Note 5
Patents and Licensed Technologies:

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Patents	$15,124	$ (689)	$14,435	$1,535	$ (505)	$1,030

Related amortization expense was $184, $100 and $92 for the years ended December 31, 2011, 2010 and 2009, respectively. An amount of $13,500, included in Patents represents product and core technologies recorded as part of the purchase price allocation done in connection with the reverse acquisition of the pre-merged PhotoMedex assets to fair value, is based on provisional purchase price allocation and therefore such amount is subject to adjustment until the completion of the measurement period.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

2012	$2,024
2013	2,024
2014	2,024
2015	2,018
2016	1,970
Thereafter	4,375
Total	$14,435

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Note 6
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, as further discussed in Note 2, the Company recorded goodwill in the amount of $26,704 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc, a private company, among other things, includes such other benefits as the intrinsic value of being a Nasdaq listed issuer post merger which now provides access to capital markets and stockholder liquidity. During 2012, after the completion of the purchase price allocation, the goodwill will be allocated to the current reportable segments. The goodwill and intangibles are subject to change based upon the final allocation of the purchase price.

The Company has no accumulated impairment losses as of December 31, 2011.

Set forth below is a detailed listing of other definite-lived intangible assets:

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$5,700	$(24)	$5,676	$-	$-	$-
Customer Relationships	$6,300	$(26)	$6,274	$-	$-	$-
	$12,000	$(50)	$11,950	$-	$-	$-

Related amortization expense was $50, $0 and $0 for the years ended December 31, 2011, 2010 and 2009. Customer Relationships embody the value to the Company of relationships that pre-merged PhotoMedex had formed with its customers. Tradename includes the names and various other trademarks associated with pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

2012	$1,200
2013	1,200
2014	1,200
2015	1,200
2016	1,200
Thereafter	5,950
Total	$11,950

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Note 7
Accrued Compensation and related expenses:

	December 31,
	2011	2010
Accrued payroll and related taxes	$1,260	$248
Accrued vacation	251	105
Accrued commissions and bonus	2,289	917
Total accrued compensation and related expense	$3,800	$1,270

Note 8
Other Accrued Liabilities:

	December 31,
	2011	2010
Accrued warranty, current	$1,157	$260
Accrued taxes, including liability for unrecognized tax benefit, see Note 13	5,101	4,955
Accrued sales return	6,143	3,405
Other accrued liabilities	2,588	1,365
Total other accrued liabilities	$14,989	$9,985

Note 9
Notes Payable:

Notes payable was $504 for the year ended December 31, 2011, which the Company assumed in the reverse merger on December 13, 2011, therefore there was no corresponding notes payable as of the year ended December 31, 2010. The notes bear interest rates from 3.84% to 6%, and have maturity dates of January 2012 through September 2012.

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt, which the Company assumed in the reverse merger on December 13, 2011.

	December 31,
	2011	2010

Term note, net of unamortized debt discount of $302	$1,698	$-
Capital lease obligations	30	-
Sub-total	1,728	-
Less: current portion	(1,720)	-
Total long-term debt	$8	$-

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Term Note
On March 19, 2010, pre-merged PhotoMedex entered a Term Loan and Security Agreement with Clutterbuck Funds for a principal amount of $2.5 million, with interest accruing at a rate of 12% per annum. On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of the secured term loan to December 1, 2012. Starting in August 2011, pre-merged PhotoMedex began monthly installments of principal such that the final payment at maturity will be $75,000. The collateral securing the first-position security interest of Clutterbuck Funds remained in place. The warrants were treated as a discount to the debt and were accreted under the effective interest method over the repayment term of 18 months. The Company accounted for these warrants as equity instruments since there was no option for cash or net-cash settlement when the warrants are exercised and since they are indexed to the Company’s common stock. The Company computed the value of the warrants using the Black-Scholes method. The key assumptions used to value the warrants were as follows:

Capital Leases
The obligation under the Company’s capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 4, Property and Equipment).

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

2012	$2,149
2013	8
Total minimum payments	2,157

Less: interest	(127)
Less: unamortized discount	(302)

Present value of total minimum obligations	$1,728

Note 11
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable lease agreements for real property and one minor operating lease for personal property. These arrangements expire at various dates through 2012 and 2013. Rent expense was $458, $438 and $363 for the years ended December 31, 2011, 2010 and 2009, respectively. The future annual minimum payments under these leases are as follows:

Year Ending December 31,
2012	$730
2013	188
Thereafter	-
Total	$918

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Litigation
Tria Beauty, Inc.

On November 5, 2010, TRIA Beauty, Inc. filed a complaint against Radiancy (now a majority-owned subsidiary of PhotoMedex, following the reverse acquisition) in the U.S. District Court for the Northern District of California. An amended complaint was filed on July 22, 2011. In the amended complaint, TRIA alleges that Radiancy is liable for false advertising and trademark infringement under the Lanham Act and related California state law causes of action with respect to certain of Radiancy’s advertising claims for its at-home hair removal and acne treatment products and its alleged use of TRIA’s registered trademarks in paid internet searches. TRIA’s complaint seeks damages in an unspecified amount, costs, attorney’s fees, corrective advertising, as well as preliminary and permanent injunctive relief. On December 15, 2010, Radiancy answered TRIA’s complaints and filed counterclaims based on TRIA’s false and misleading advertising for its TRIA Hair and TRIA Acne products. On January 6, 2011, Radiancy filed a complaint against TRIA in the Supreme Court of the State of New York for unfair competition; tortuous interference with contractual relations; and misappropriation and exploitation of Radiancy’s confidential and proprietary information.

In November 2011, Radiancy added Kim Kardashian as a defendant in the California counter claim against TRIA, claiming that she made false and misleading statements during various media appearances and on her Twitter account while serving as a spokesperson for TRIA (also named in the complaint) that damaged Radiancy’s business. Among other complaints, Radiancy listed that Kardashian claimed that she uses the TRIA product “on [her] entire body” in a media appearance, even though TRIA’s hair removal laser has not received FDA clearance for use on the face, head, or neck, among other areas. Radiancy has requested for TRIA and Kardashian to cease the allegedly false claims and is seeking unspecified damages.

This case is in the discovery phase. The Company is not in a position of sufficient knowledge to establish a contingency reserve for damages, if any, which may accrue from this action.

Individual and Class action litigations

From time to time, the Company is also threatened with individual and class action litigations involving its business, products, advertisements, packaging, labeling, consumer claims, contracts, agreements, intellectual property, or FDA matters, licenses, and other areas involving it and its business. The outcome or effect on the Company or its business, the market price of its Common Stock, cash flows, prospects, revenues, profitability, capital expenditures, reputation, demand for products, results of operations, financial condition, or liquidity of any future litigation cannot be predicted.

On November 16, 2011, Radiancy had received a demand letter from Milstein Adelman LLP. (the “Milstein Letter”). The Milstein Letter alleges that Radiancy has violated and continues to violate provisions of the California Consumer Legal Remedies Act, California Civil Code section 1750 with respect to its marketing and advertising of the no!no!® Hair Removal System. The Milstein Letter further alleges that Radiancy’s conduct violates California’s Unfair Competition Law, False Advertising Law, and Health and Safety Code and requests restitution for a purported Class of consumers. Additionally, on November 21, 2011, we received a second demand letter of a similar nature from another law firm. While it is not feasible to predict the timing of any formal legal proceedings or the outcome thereof, which outcome may not be able to be determined for a prolonged period of time, the Company intends to vigorously defend any and all threatened or actual legal, regulatory and other actions and claims that may be filed, including with respect to both letters.

Former Radiancy Employees

According to a settlement agreement between the Radiancy and Mr. Shalev and Dr. Azar (“former Radiancy employees”) from August 7, 2006, the former Radiancy employees are entitled to a conditional one-time payment of $1 million to be paid by the Radiancy, in an Exit event. Any event and/or series of events within the scope of which a majority of the Controlling Stockholders sells most of its shares in Radiancy to another for money or negotiable money’s worth. The reverse acquisition qualified as an exit event and as such, the $1 million was paid during the year ended December 31, 2011.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Other

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It believes, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $4,034 as of December 31, 2011, based on 2011 salary levels. Should all covered executives and certain key employees be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2011 was approximately $3,622, based on 2011 salary levels.

Note 12
Stockholders’ Equity:

Preferred Stock
The Company has authorized preferred stock consisting of 5,000,000 shares with a $.01 par value, which shall be designated as blank check preferred. The Board of Directors may authorize the issuance from time to time of one or more classes of preferred stock with one or more series within any class thereof, with such voting powers, full or limited, or without voting powers and with such designations, preferences and relative, participating, optional or special rights and qualifications, limitations or restrictions thereon as shall be set forth in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such preferred shares. At December 31, 2011 and 2010, no shares of preferred stock were outstanding. The Company has no present intention to issue shares of preferred stock.

Common Stock
On December 12, 2011, the stockholders voted to increase the number of authorized shares of common stock from 35,000,000 to 50,000,000 shares.

On December 13, 2011, in conjunction with the reverse acquisition, the Company issued 15,084,370 shares of common stock to the shareholders of Radiancy, Inc. and also, 380,000 shares of restricted stock to two executives of per-merged PhotoMedex. A portion of these restricted shares vested upon issuance and the balance vests over a three-year period.

Common Stock Options

Pre-Reverse Merger
In 1999, Radiancy established a stock option plan (the "Plan") whereby 6,033,748 shares of the Company's common stock were reserved for issuance to eligible employees, directors and consultants. Stock options granted under the Plan generally vest ratably over a three-year period and expire 10 years from the date of the grant.

As of the closing of the reverse acquisition, the Plan was discontinued and all outstanding option grants, not exercised, under the Plan were cancelled.

Post-Reverse Merger
Following the closing of the reverse acquisition, the previous Non-Employee Director Stock Option Plan of PhotoMedex (the acquired entity) which is the legal acquirer, was adopted. This plan has authorized 120,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 20,528 shares were reserved for outstanding stock options. The Directors who were elected to our Board in connection with the reverse merger, each received a one-time stock award of 5,000 shares of the Company’s common stock.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of PhotoMedex (the acquired entity) which is the legal acquirer, was adopted. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 157,682 shares were reserved for outstanding options.

A summary of option transactions for all of the Company’s stock options during the years ended December 31, 2011, 2010 and 2009:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	3,013,866	$0.87
Granted	50,281	0.12
Exercised	-	-
Expired/cancelled	(1,097,182)	0.74
Outstanding at December 31, 2009	1,966,965	0.73
Granted	-	-
Exercised	-	-
Expired/cancelled	(16,029)	5.23
Outstanding at December 31, 2010	1,950,936	0.69
Granted	1,476,279	0.04
Exercised	(2,782,435)	0.15
Assumed in reverse merger	180,718	19.54
Expired/cancelled	(644,780)	1.32
Outstanding and Exercisable at December 31, 2011	180,718	$19.54

The outstanding and exercisable options at December 31, 2011, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $30.00	162,437	9.28	$13.61	162,437	$13.61
$30.01 - $60.00	5,732	5.37	$44.17	5,732	$44.17
$60.01 - $90.00	7,224	2.05	$72.39	7,224	$72.39
$90.01 - up	5,325	2.59	$102.28	5,325	$102.28
Total	180,718	8.67	$19.54	180,718	$19.54

The outstanding options will expire, as follows:
Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2012	1,096	$77.70	$77.70
2013	4,238	72.33	$64.26 - $97.44
2014	2,499	102.48	$102.48
2015	2,499	102.90	$102.90
2016 and later	170,386	15.41	$5.70 - $93.66
	180,718	$19.54	$5.70 - $102.90

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2010 was immaterial.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.76%	N/A	2.43%
Volatility	61.52%	N/A	60.27%
Expected dividend yield	0%	N/A	0%
Expected life	5 years	N/A	5 years
Estimated forfeiture rate	0%	N/A	0%

Prior to the reverse acquisition, Radiancy calculated the expected volatility based on the historic volatility of comparable public companies which operate in the same industry sector. Currently, the Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the years ended December 31, 2011 and 2009, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

With respect to grants of options, the risk-free rate of interest is based on the U.S. zero-coupon US Government bond rates appropriate for the expected term of the grant or award.

On December 13, 2011, as part of the reverse merger, the Company issued 380,000 shares of restricted common stock to two executives of pre-merged PhotoMedex. These restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a three-year period. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award.

As part of the reverse acquisition, the Company assumed 164,000 unvested restricted stock awards that were issued on March 30, 2011. Pre-merged PhotoMedex had awarded 200,000 shares of restricted stock to two of its senior executives. The awards were amended on July 4, 2011 and on August 11, 2011 with respect to the vesting provisions such that upon the closing of the reverse merger, each executive would vest in that number of shares that could be vested without causing excise taxes under Sec. 4999 of the Internal Revenue Code to be imposed on the executive or the loss in any material respect of a deduction under Section 162(m) of the Internal Revenue Code, and any remaining shares would vest in substantially equal annual installments over a 3-year period, on each anniversary of the closing of the merger, so long as the executive continues to be employed by the Company on each such date. If the executive’s employment is terminated by the Company without cause, due to his resignation for good reason, or as the result of his death or disability, the vesting of the shares shall be accelerated. 36,000 of the restricted stock awards were vested as of December 13, 2011, the date of the reverse merger.

On June 30, 2011, the Board of Directors approved of Radiancy for the Chief Executive Officer (i) a stock award of 2,045,571 shares of the Company's common stock and (ii) a cash bonus as a "gross-ups" for compensation of tax payments (tax obligations, withholdings and other tax-related liabilities in connection with the stock award and cash award). The Company recorded stock-based compensation expense of $27.1 million (including the cash bonus in an amount of $12.3 million) in respect to this grant, for the year ended December 31, 2011.

In addition, on June 30, 2011, the Board of Directors of Radiancy approved a grant to certain of its directors, executives and employees of 732,292 stock options at an exercise price of $0.01, to purchase shares of the Company's common stock (each option is exercisable to 2.011 shares of common stock). The fair value estimation of the award was $13.62 per option share. The contractual term of each option is 10 years from the date of grant. The vesting periods of the options are as follows:

-

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

•	66,667 options vested upon the effective date of grant.
•	49,470 options will vest on June 30, 2012
•	616,155 options vest as: (i) 33% of the options on June 30, 2012; and (ii) as to the remaining options, 8 1/3% of the options on each of the end of the following eight consecutive quarters.

Upon consummation of the reverse merger, the Board of Directors accelerated the vesting periods so all outstanding options became fully vested and were available to exercise into shares of common stock. Options that were not exercised on the date were forfeited. Due to this accelerated vesting, 2,740,414 options were exercised into common shares.

Out of the total options exercised into shares of common stock during 2011, the Company shall have the right to repurchase 532,253 shares of common stock at a price equal to the par value of such shares ($0.005 per share) in the event of either the resignation or the termination for cause according to the employment agreement of the employees with the Company or its subsidiary. The repurchase right will be subject to the same vesting periods as the option grants themselves. The Company accounted for the replacement of the options with an exercise price of $0.01, with 532,253 restricted shares, with similar vesting terms, as a modification of an award and determined that the fair value of the replaced award equals the new award and therefore no incremental costs should be recorded. As a result, the stock based compensation of $2,384 will continue to be expensed over the original vesting period.

In May of 2009, the Board of Directors of Radiancy approved a grant to certain of its employees and executives of 25,000 options, respectively, to purchase ordinary shares of the Company (each option is exercisable to 2.011 shares of the Company). The exercise price of the options was $0.25. The fair value estimation of the grant on the date of grant was $4.02. The vesting period of the options is 0-3 years.

Total compensation expense was as $34,001, $392 and $1,043 for the years ended December 31, 2011, 2010 and 2009:

At December 31, 2011, there was $7,161 of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2.96 years.

Common Stock Warrants
Following the closing of the reverse merger, the Company had warrants outstanding, a majority of which were issued in conjunction of the reverse merger on December 13, 2011. As a result of the reverse merger, pre-merged PhotoMedex shareholders were issued warrants at a ratio of 0.0305836 per each outstanding share held or a total of 1,026,435 warrants. The warrants have the following principal terms: (i) a warrant exercise price of $20 per share of common stock, (ii) an exercise period of three years, and (iii) the right of the Company to notify the holders of the warrants of an earlier expiration of the warrants, at any time following such time as the Company’s common stock will have had a closing trading price in excess of $30 per share for a period of 20 consecutive trading days, provided that such earlier expiration date shall not be earlier than that date which is 20 trading days following the delivery of such notification by the Company.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

A summary of warrant transactions for the year ended December 31, 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	-	$-
Issued	-	-
Assumed in reverse merger	1,067,240	19.98
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2011	1,067,240	$19.98

At December 31, 2011, all outstanding warrants were exercisable at prices ranging from $7.50 to $47.04 per share.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2012	11,216	$47.04
2013	4,589	18.48
2014	-	-
2015	1,051,435	19.70
	1,067,240	$19.98

The fair value of the warrants at the date of the consummation of the reverse acquisition was included as part of the calculation of the consideration transferred, as the consideration was determined based on the equity interests Radiancy would have had to issue to the stockholders of pre-merged PhotoMedex to provide them the same equity interests in the combined company.

Note 13
Income Taxes:

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). ASC Topic 740 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns. For U.S. Federal and State income tax purposes, as well as U.K tax purposes, there is, unlike the treatment under U.S. generally accepted accounting principles, no step-up in the bases of assets of pre-merged PhotoMedex as a result of the reverse merger on December 13, 2011. The historical basis of the assets under tax accounting rules carries over from pre-merged PhotoMedex. As elsewhere in these financial statements, the “Company” is defined to be Radiancy, Inc. and its Israeli subsidiary from January 1, 2011 to December 31, 2011 and the results of PhotoMedex, Inc. and tis subsidiaries from December 14, 2011 to December 31, 2011. “Pre-merged PhotoMedex” is defined to be PhotoMedex, Inc. and its subsidiaries from its inception through our including December 13, 2011, the Merger Date.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

The Company recorded a net income tax benefits in 2011 and 2009 and net tax provision in 2010. Income tax expense (benefit), net of valuation allowance, consisted of the following:

	Year Ended December 31,
	2011	2010	2009
United States - Federal tax:
Current	$246	$3,232	$122
Deferred	(5,495)	1,394	(3,054)
Prior years	-	-	101

United States - State tax:
Current	-	457	-
Deferred:	(243)	61	(280)

Israel:
Current	3,487	580	-
Deferred	(17)	563	(563)
Prior years	-	-	31
Income tax expense (benefit)	$(2,022)	$6,287	$(3,643)

A reconciliation of the effective tax rate with an overall rate of 40.5% follows. The overall rate is comprised of a Federal rate of 34% and a blended State rate of 6.5%. There is no material effect from U.K. operations through Photo Therapeutics Limited that were part of pre-merged PhotoMedex.

	Year Ended December 31,
	2011		2010	2009
Net income before tax:
U.S		$(16,309)	$12,386	$	(690)
Israel		13,980	5,502		2,332
Total		(2,329)	17,888		1,642
Tax rate		40.5%	40.5%		40.5%

Theoretical Federal and State expense (benefit)	$	(943)	$7,244		$665
Deferred taxes from prior years carryforward losses		-	-		(3,920)
Decrease in taxes from carryforward losses not in deferred tax asset		-	-		(441)
Increase (decrease) in taxes resulting from differences in tax rates, net		(4,249)	(869)		(246)
Increase (decrease) in taxes from permanent differences in stock-based compensation		3,109	158		(200)
Losses in respect of which no deferred taxes were generated		-	-		279
Increase in taxes resulting from prior years		-	-		132
Other*		61	(246)		88

Income tax expense (benefit)	$	(2,022)	$6,287	$	(3,643)

* Resulting mainly from the changes in the exchange rate of Israeli currency relative to the US dollar.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

As of December 31, 2011, the Company had approximately $69.8 million of Federal net operating loss carryforwards in the United States. Of these carryforwards, $56.8 million is from pre-merged PhotoMedex and is deemed utilizable under those Federal rules of Section 382 of the Internal Revenue Code which provide for utilization based on the purchase price and based on amortization for 5 years of unrealized built-in gain; this portion of the carryforward requires no valuation allowance. But approximately $53.5 million of pre-merged PhotoMedex loss carryforwards can be utilized only through realization of the unamortized remainder of the unrealized built-in gain from pre-merged PhotoMedex and therefore, is deemed generally un-utilizable for financial statement purposes.. The balance of the carryforward – or $13.0 million – is from Company operations excluding pre-merged PhotoMedex, and is before reduction due to carryback to 2010. The loss carryforwards expire year by year through 2031. After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $15.4 million of net operating loss carryforwards. These losses have no expiration under British rules. U.S Federal and State loss carryforwards of the Company, including those contributed by pre-merged PhotoMedex are valued at approximately 36. As of December 31, 2011, the Company’s gross State net operating loss carryforwards approximated $63 million and expire generally through 2017 to 2031, depending on the particular State’s rules.

In addition, the Company had approximately $91,000 of AMT credits and acceded to approximately $112,000 of AMT credits from pre-merged PhotoMedex. None of the Federal research tax credit carryforwards from pre-merged PhotoMedex are deemed utilizable due to the constraints of Section 382.

Net deductible, or favorable, temporary differences were approximately $15.8 million, of which $6.3 million, net, were from pre-merged PhotoMedex and utilizable for U.S. income tax purposes.

The changes in the deferred tax asset are as follows. Temporary differences from pre-merged PhotoMedex are valued at 38% for U.S Federal and State purposes; the balance of Company’s temporary differences are utilizable in the U.S. and are valued at rates, when weighted and blended, approximating 36%.

	December 31,
	2011	2010

Beginning balance, gross	$1,957	$3,975

Net changes due to:
Operating loss carryforwards: Company	4,221	(3,920)
Operating loss carryforwards: pre-merged PHMD (at 12/13/11)	24,467	-

Temporary differences: Company	1,438	1,902
Temporary differences: pre-merged PHMD (at 12/13/11)	2,544	-

AMT credits: Company:	91	-
AMT credits: pre-merged PHMD (at 12/13/11)	112	-

Ending balance, gross	34,830	1,957

Less: valuation allowance	-	-

Ending balance, net	$34,830	$1,957

The balance of the deferred tax asset at December 31, 2011 has no valuation allowance, based on management’s belief that sufficient taxable income will be generated in the future to give reasonable assurance that the balance in the account can be realized. The changes to the components of the deferred tax asset stemming from pre-merged PhotoMedex from December 13, 2011 to December 31, 2011 were immaterial and therefore the balance as of December 13, 2011 is also reflected in the balance as of December 31, 2011.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Deferred tax assets (liabilities) are comprised of the following.

	December 31,
	2011	2010

Loss carryforwards: Company	$4,221	$-
Loss carryforwards: pre-merged PHMD	24,467	-
AMT credits: Company	91	-
AMT credits: pre-merged PHMD	112	-
Temporary differences: Company
Doubtful accounts	1,086	630
Return allowances	2,181	1,209
Other	128	118

Temporary differences: pre-merged PHMD
Accrued employment expenses	597	-
Amortization and write-offs	(7,732)	-
Deferred R&D costs	3,786	-
Deferred revenues	211	-
Depreciation	3,760	-
Inventory reserves	725	-
Other accruals and reserves	1,197	-

Gross deferred tax asset	34,830	1,957

Less: valuation allowance	-	-

Net deferred tax asset	$34,830	$1,957

Among current assets	$10,078	$1,957
Among other non-current assets	24,752	-

Cash-flow benefits that may be realized from components in the deferred tax asset that were contributed by pre-merged PhotoMedex will be recognized as a reduction of the current provision and as a deferred expense that reverses the deferred benefit recorded in the opening balance sheet of pre-merged PhotoMedex as of December 13, 2011.

Within the net operating loss carryforward pre-merged PhotoMedex as of December 31, 2011 are approximately $6.7 million of tax deductions that arose from the exercise of stock options. These deductions are deemed to be in the generally un-utilizable portion of the net operating loss carryforward of pre-merged PhotoMedex. The benefit from such deductions, if realized, will be credited to the paid in capital account of the Company.

Pre-merged PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar tax years 2008 through 2011 and is also generally subject to various State income tax examinations for calendar years 2005 through 2011. Photo Therapeutics Limited files in the United Kingdom. Apart from the State filings of pre-merged PhotoMedex, the Company files in the Federal jurisdiction and only in those States where it has taxable nexus. Radiancy (Israel) Limited files in Israel.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

The Company has not received final tax assessments since inception. Together with this, the Company has tax assessments considered final until the end of December 2010. The Israeli subsidiary has received final tax assessments for the year ended December 31, 2006. In respect of this assessment, the Israeli subsidiary recorded in 2008 an accumulated tax provision in an amount of $500,000 and made a payment of the Israeli tax authority during 2009.

Under Israeli law, the Israeli subsidiary is entitled to various tax benefits by virtue of the “approved enterprise” status that was granted by the Investment Center to a number of its production facilities. The two principal benefits to which the Israeli subsidiary is entitled, are as follows:

Reduced tax rates: The Israeli subsidiary is entitled to reduced tax rates during a benefits period of from seven to ten years (depending on the classification of the Company as a foreign-invested company) and from the year in which the enterprise first earns taxable income. Since the Israeli subsidiary had taxable income in 2001, the benefits period attributable to the approved enterprise commenced in that year.

Income deriving from the approved enterprise will be tax-exempt for the first two years. In the succeeding five to eight years (depending on the classification of the Company as a foreign-invested company) the income will be taxed at a reduced rate. In the event of cash dividends from income which was tax-exempt as above, the Israeli subsidiary would have to pay 25% tax in respect of the mount distributed. The Israeli subsidiary intends to reinvest the amount of such tax-exempt income and not to distribute it as dividends.

On January 2, 2003, the Israeli subsidiary received its second letter of approval from the Investment Center to expand its facilities. The benefits regarding the second letter were granted in respect of the Israeli subsidiary’s income that derives from revenues included in the letter of approval, subject to the fulfillment of the terms contained in the letter of approval. The benefits period attributed to this letter of approval commenced in 2003.

On January 25, 2005, the Israeli subsidiary received its third letter of approval from the Investment Center to expand its facilities. The benefits regarding the third letter were granted in respect of the Israeli subsidiary’s income that derives from revenues included in the letter of approval, subject to the fulfillment of the terms contained in the letter of approval. The benefits period attributed to this letter of approval commenced in 2005.

Accelerated depreciation. The Company is entitled to accelerate depreciation in respect of equipment used by the approved enterprise during the first five tax years of the operation of each asset.

Conditions for entitlement to the benefits. The entitlement to the above benefits is contingent upon fulfillment of the conditions stipulated by the law, the regulations published thereunder and the letters of approval for the specific investments in the approved enterprise. Failure to comply with the conditions may result in the cancellation of the benefit, in whole or in part, and the Company may have to refund the amounts received, plus linkage differentials and interest. Management of the Israeli subsidiary believes that as of December 31, 2009 the subsidiary is in compliance with the above-mentioned conditions.

On July 25, 2005, the Israeli Parliament passed Amendment to the Income Tax Ordinance (No. 147) – 2005 (hereinafter, the “Amendment”), whereby , among other things, the corporate tax rate would be gradually reduced to the following rates; 2007 – 29%; 2008 – 27%; 2009 – 26%; and 2010 and thereafter, 25%.

On July 23, 2009, as part of the Economic Efficiency Law (Legislative Amendment for the Implementation of the Economic Plan for the years 2009 and 2010) – 2009 (the “Arrangements Law”), Article 126 of the Income Tax Ordinance (New Version) – 1961 was amended, whereby the corporate tax rate would be gradually reduced commencing in the 2011 tax year and thereafter as follows: 2011 – 24%; 2012 – 23%; 2013 – 22%; 2014 – 21%; 2015 – 20% and 2016 and thereafter - 18%. On December 6, 2011, the Law for the Change in the Tax Burden

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

(Legislative Amendments) – 2011 was publicized. As part of the law, among others, the Economic Efficiency Law (Legislative Amendments for the Implementation of the Economic Plan for 2009 and 2010) – 2009 and the Income Tax Ordinance (New Version) – 1961 were amended whereby, commencing in 2012, the blueprint for the reduction in the corporate tax rates will be cancelled and the corporate tax rate will be 25%. Publication of the Law is not expected to have a material impact on the financial statements of the Company.

The Company adopted ASC Topic 740 which clarifies the accounting for uncertainty in income taxes recognized in the financial statement. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. Effective January 1, 2009, the Company changed its accounting with respect to uncertainty in income taxes. As of the date of adoption, the Company recognized an amount of $2.5 million with respect to unrecognized tax benefit. This amount was recognized as an addition to the tax provisions outstanding as of January 1, 2009 that were included in the balances with respect to tax contingencies under the previous accounting policy. As required, this amount was reported as an adjustment to the opening balance of retained earnings. See also Note 1.

The Company and its subsidiaries file income tax returns in the United States, Israel and the United Kingdom. The Company anticipates that it is reasonably possible that over the next twelve months the amount of unrecognized tax benefits could be reduced to zero, and there are as of December 31, 2010 and 2009, the liability with respect to uncertainty in tax positions is presented as short term liability on the balance sheet.

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$2,700
Additions / Settlements during 2009	-
Balance December 31, 2009	2,700
Additions/ Settlements due 2010	-
Balance at December 31, 2010	2,700
Additions / Settlements due 2011	-
Balance at December 31, 2011	$2,700

Note 14
Significant Customer Concentration:

Our major customer was 20%, 42% and 42% of total Company revenues for the years ended December 31, 2011, 2010 and 2009, respectively. No other customer was more than 10% of total company revenues for the years ended December 31, 2011, 2010, and 2009.

Note 15
Business Segment and Geographic Data:

Effective December 13, 2011, the Company reorganized its business into three operating units to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment, in comparison, generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash, prepaid expenses and deposits.

The following tables reflect results of operations from our business segments for the periods indicated below:

Year ended December 31, 2011
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$125,581	$829	$5,672	$132,082
Costs of revenues	23,309	456	2,531	26,296
Gross profit	102,272	373	3,141	105,786
Gross profit %	81.4%	45.0%	55.4%	80.1%

Allocated operating expenses:
Engineering and product development	837	27	193	1,057
Selling and marketing expenses	59,424	319	2,442	62,185

Unallocated operating expenses	-	-	-	45,192
	60,261	346	2,635	108,434
Income (loss) from operations	42,011	27	506	(2,648)

Interest and other financing income (expense), net	-	-	-	(68)

Net income (loss) before taxes	$42,011	$27	$506	$(2,716)

Year ended December 31, 2010
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$66,655	$-	$3,416	$70,071
Costs of revenues	15,039	-	1,426	16,465
Gross profit	51,616	-	1,990	53,606
Gross profit %	77.4%	-%	58.3%	76.5%

Allocated operating expenses:
Engineering and product development	585	-	254	839
Selling and marketing expenses	27,470	-	1,480	28,950

Unallocated operating expenses	-	-	-	5,646
	28,055	-	1,734	35,435
Income from operations	23,561	-	256	18,171

Interest and other financing income (expense), net	-	-	-	(283)

Net income before taxes	$23,561	$-	$256	$17,888

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Year ended December 31, 2009
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$11,979	$-	$4,058	$16,037
Costs of revenues	4,379	-	1,802	6,181
Gross profit	7,600	-	2,256	9,856
Gross profit %	63.4%	-%	55.6%	61.5%

Allocated operating expenses:
Engineering and product development	397	-	314	711
Selling and marketing expenses	2,999	-	1,500	4,499

Unallocated operating expenses	-	-	-	3,069
	3,396	-	1,814	8,279
Income from operations	4,204	-	442	1,577

Interest and other financing income (expense), net	-	-	-	65

Net income before taxes	$4,204	$-	$442	$1,642

For the years ended December 31, 2011, 2010 and 2009, net revenues by geographic area were as follows:

	Year Ended December 31,
	2011	2010	2009
North America 1	$91,821	$34,971	$3,844
Asia Pacific 2	28,213	30,199	7,769
Europe (including Israel)	9,994	3,604	4,160
South America	2,054	1,297	264
	$132,082	$70,071	$16,037

1 United States	$75,341	$33,138	$3,480
2 Japan	$25,924	$29,530	$6,824

For the years ended December 31, 2011, 2010 and 2009, long-lived assets by geographic area were as follows:

	Year Ended December 31,
	2011	2010	2009
North America 1	$4,496	$4	$15
Asia Pacific 2	-	-	-
Europe (including Israel)	828	755	939
South America	-	-	-
	$5,324	$759	$954

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Note 16
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$34,741	$33,847	$34,745	$28,749
Gross profit	28,519	28,157	26,603	22,507
Net income (loss)	8,085	(10,045)	4,249	(2,983)
Net income (loss) per share:
Basic	$0.79	$(0.98)	$0.34	$(0.22)
Diluted	$0.68	$(0.98)	$0.32	$(0.22)
Shares used in computing net income (loss) per share:
Basic	10,256,364	10,256,364	12,341,723	13,509,866
Diluted	11,819,587	10,256,364	13,182,818	13,509,866

2010	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$6,575	$12,746	$27,861	$22,889
Gross profit	4,224	8,839	21,133	19,410
Net income	951	1,876	5,845	2,929
Net income per share:
Basic	$0.09	$0.18	$0.57	$0.29
Diluted	$0.08	$0.16	$0.50	$0.25
Shares used in computing net income per share:
Basic	10,256,364	10,256,364	10,256,364	10,256,364
Diluted	11,664,900	11,719,104	11,760,412	11,794,422

2009	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$2,489	$3,573	$3,783	$6,192
Gross profit	1,518	2,146	1,786	4,406
Net income (loss)	(610)	190	82	5,623
Net income (loss) per share:
Basic	$(0.06)	$0.02	$0.01	$0.54
Diluted	$(0.06)	$0.02	$0.01	$0.48
Shares used in computing net income (loss) per share:
Basic	10,331,897	10,331,897	10,331,897	10,331,897
Diluted	10,331,897	11,554,030	11,635,599	11,722,314

PHOTOMEDEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in thousands, except share and per share amounts

Note 17
Valuation and Qualifying Accounts:

		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)		Balance at End of Period
For The Year Ended December 31, 2011:
Reserve for Doubtful Accounts	$1,824	$2,595	$70		$(1,293)	$3,196
Reserve for Sales Returns	$3,405	$6,999	$-	$	(4,261)	$6,143
For The Year Ended December 31, 2010:
Reserve for Doubtful Accounts	$327	$1,509	$-	$	(12)	$1,824
Reserve for Sales Returns	$402	$3,723	$-	$	(720)	$3,405
For The Year Ended December 31, 2009:
Reserve for Doubtful Accounts	$327	$135	$-	$	(135)	$327
Reserve for Sales Returns	$741	$246	$-	$	(585)	$402

(1)	Represents additions due to the reverse merger on December 13, 2011.
(2)	Represents write-offs of specific accounts receivable and returns.