Form 10-K/A
period 2011-12-31
PHOTOMEDEX INC
filed 2012-04-02
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
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

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) of PhotoMedex, Inc. (the “Registrant”) is being filed solely to attach the consent dated March 30, 2012 of Fahn Kanne & Co. Grant Thornton Israel to Exhibit 23.1 and remove the opinion of the firm from Exhibit 23.1.  The opinion, dated March 30, 2012, of the firm is otherwise found at F-2, Report of Independent Public Accounting Firm.

PART IV

Item 15. Exhibits

(b)      Exhibits

In selected examples there is, following the footnote reference, the number of the exhibit in the original filing (e.g. “Exhibit 4.12”) in which it was submitted to the SEC.

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.14	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (12)
10.15	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (12)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.19	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (10)
10.20	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (11)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.25	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (17)

10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.30	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (18)
10.31	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.36	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Michael Stewart on July 4, 2011. (19)
10.37	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (20)
10.38	Amended and Restated Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (19)
10.39	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.44	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Michael R. Stewart (22)
10.45	Lease Renewal Agreement, dated June 6, 2011, PhotoMedex, Inc. and Nappen & Associates (25)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 9, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Amendment to Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
21.1	List of subsidiaries of the Company
23.1	Consent of Fahn Kanne & Co. Grant Thornton Israel
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

.

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8 on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4 on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed with this Form 10-K.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date: April 2, 2012	By:/s/ Dr. Dolev Rafaeli
Dr. Dolev Rafaeli
Chief Executive Officer and Director