Form 10-Q
period 2012-03-31
PHOTOMEDEX INC
filed 2012-05-15
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 14, 2012 was 21,879,764 shares.

PHOTOMEDEX, INC.

i

PART I – Financial Information
ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,548	$16,549
Accounts receivable, net of allowance for doubtful accounts of $3,777 and $3,196, respectively	18,780	12,393
Inventories, net	18,738	19,208
Deferred tax asset	9,221	10,079
Prepaid expenses and other current assets	5,515	3,611
Total current assets	75,802	61,840

Property and equipment, net	5,219	5,324
Patents and licensed technologies, net	13,978	14,435
Other intangible assets	11,650	11,950
Goodwill, net	26,704	26,704
Deferred tax asset	23,582	24,751
Funds in respect of employee rights upon retirement and others	751	559
Total assets	$157,686	$145,563

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$232	$504
Current portion of long-term debt	1,329	1,720
Accounts payable	8,818	8,111
Accrued compensation and related expenses	2,723	3,800
Other accrued liabilities	19,954	14,989
Deferred revenues	2,680	1,948
Total current liabilities	35,736	31,072
Long-term liabilities:
Long-term debt, net of current maturities	2	8
Deferred revenues	2,118	1,381
Other liabilities	432	504
Liability for employee rights upon retirement	590	520
Total liabilities	38,878	33,485

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 18,855,915 and 18,821,728 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	188	188
Treasury stock at cost, 16,056 shares of common stock	(250)	(250)
Additional paid-in capital	101,203	99,325
Retained earnings	17,670	12,813
Accumulated other comprehensive income (loss)	(3)	2
Total stockholders’ equity	118,808	112,078
Total liabilities and stockholders’ equity	$157,686	$145,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues	$50,273	$34,741

Cost of revenues	11,234	6,222

Gross profit	39,039	28,519

Operating expenses:
Engineering and product development	758	170
Selling and marketing	25,835	14,647
General and administrative	7,119	2,813
	33,712	17,630

Operating profit	5,327	10,889

Other income (loss):
Interest and other financing income (expense), net	(230)	31

Income before income tax expense	5,097	10,920

Income tax expense	(240)	(2,835)

Net income	$4,857	$8,085

Net income per share (Note 1):
Basic	$0.26	$0.79
Diluted	$0.26	$0.68

Shares used in computing net income per share:
Basic	18,339,977	10,256,364
Diluted	18,876,163	11,819,587

Other comprehensive loss:
Foreign currency translation adjustments	(5)	-

Comprehensive income	$4,852	$8,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In thousands, except share and per share amounts)

 (Unaudited)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total
BALANCE, JANUARY 1, 2012	18,821,728	$188	$99,325	$(250)	$12,813	$2	$112,078
Issuance of warrants to consultants for services	-	-	98	-	-	-	98
Stock-based compensation – grants of common stock	30,000	-	405	-	-	-	405
Stock-based compensation related to stock options and restricted stock	-	-	1,265	-	-	-	1,265
Stock options issued to consultants for services	-	-	83	-	-	-	83
Other comprehensive income (loss)	-	-	-	-	-	(5)	(5)
Options exercised	4,187	-	27	-	-	-	27
Net income for the three months ended March 31, 2012		-	-	-	4,857	-	4,857
BALANCE, MARCH 31, 2012	18,855,915	$188	$101,203	$(250)	$17,670	$ (3)	$118,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

 (Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$4,857	8,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,332	92
Provision for sales returns	10,566	3,279
Provision for doubtful accounts	714	997
Deferred income taxes	2,027	1,956
Stock-based compensation	1,753	50
Changes in operating assets and liabilities:
Accounts receivable	(7,101)	(8,728)
Inventories	470	331
Prepaid expenses and other assets	(1,967)	(3,666)
Accounts payable	707	(2,499)
Accrued compensation and related expenses	(1,077)	(829)
Accrued expenses - other	(5,672)	5,024
Other liabilities	70	53
Deferred revenues	1,469	462
Net cash provided by operating activities	8,148	4,607

Cash Flows From Investing Activities:
Purchases of property and equipment	(96)	(91)
Investments for retirement plan	(70)	(52)
Lasers placed in service	(366)	-
Amounts carried to patents	-	(9)
Net cash used in investing activities	(532)	(152)

Cash Flows From Financing Activities:
Payments on notes payable	(212)	-
Repayments of long term debt	(525)	-
Issuance of warrants	98	-
Proceeds from option exercises	27	-
Net cash used in financing activities	(612)	-
Effect of exchange rate changes on cash	(5)	-
Net increase in cash and cash equivalents	6,999	4,455
Cash and cash equivalents, beginning of period	16,549	7,581

Cash and cash equivalents, end of period	$23,548	$12,036

Supplemental information:
Cash paid for income taxes	$56	$2,525

Cash paid for interest	$59	$-

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

The merger was accounted for as a reverse acquisition with Radiancy treated for accounting purposes as the acquirer. As such, the financial statements of Radiancy, Inc. are treated as the historical financial statements of the Company, with the results of Pre-merged PhotoMedex, Inc. being included from December 14, 2011 and thereafter. For periods prior to the closing of the reverse acquisition, therefore, our discussion below relates to the historical business and operations of Radiancy, Inc.

As a result of the acquisition, the Company implemented a revised business plan focused on three key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing; and a full product life cycle model. The Company reorganized its business into three operating units to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers.

Based upon this strategic focus, effective December 13, 2011, management updated the segments that the Company now currently operates. There are now three distinct business units, or segments (as described in Note 13): Consumer, Physician Recurring and Professional. The segments are distinguished by the Company’s management structure and the markets or customers served.

The Consumer segment, the Company’s largest business unit, generates revenues by bringing professional technologies into the home-use arena, through the no!no!® product line. The Physician Recurring segment generates revenues from two product lines: (A) the XTRAC®, a noninvasive, FDA-cleared solution for psoriasis and vitiligo, and (B) NEOVA®, a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging. The Professional segment generates revenues from capital equipment, such as the XTRAC lasers, LHE® brand products and the Omnilux® and Lumière Light Therapy systems.

Basis of Presentation:
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“fiscal 2011”). The consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The pre-merged PhotoMedex, Inc. results have been included in the financial statements from December 14, 2011, the day following the closing date of the reverse acquisition.

Revenue Recognition
The Company recognizes revenues from product sales when the following four criteria have been met: (i) the product has been delivered and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

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

For revenue arrangements with multiple deliverables within a single, contractually binding arrangement (usually sales of products with separately priced extended warranty), each element of the contract is accounted for as a separate unit of accounting when it provides the customer value on a stand-alone basis and there is objective evidence of the fair value of the related unit.

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

The Company provides a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 8).

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

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the three months ended March 31, 2012 and 2011 is summarized as follows:

	March 31,
	2012	2011
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,661	$260
Additions charged to warranty expense	483	99
Expiring warranties	(74)	(-)
Claims satisfied	(330)	(64)
Total	1,740	295
Less: current portion	(1,308)	(295)
Accrued warranty	$432	$-

For extended warranty on the consumer products, see Revenue Recognition above.

Earnings Per Share
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

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	18,339,977	10,256,364
Dilutive effect of stock options and warrants	536,186	1,563,223
Diluted number of common and common stock equivalent shares outstanding	18,876,163	11,819,587

Diluted earnings per share for the three months ended March 31, 2012, exclude the impact of common stock options and warrants, totaling 1,975,797 shares, as the effect of their inclusion would be anti-dilutive.

Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the intent about the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820. This update became effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, Comprehensive Income. This ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update became effective during interim and annual periods beginning after December 15, 2011.

In September 2011, the FASB issued ASU No. 2011-08, which amends FASB ASC Topic 350, Intangibles-Goodwill and Other. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This update became effective during interim and annual periods beginning after December 15, 2011.

Note 2
Reverse Acquisition:

On December 13, 2011, PhotoMedex closed the merger acquisition with Radiancy, Inc. in a transaction that was accounted for as a reverse acquisition, with Radiancy treated as the accounting acquirer. Radiancy is considered the accounting acquirer even though PhotoMedex was the issuer of common stock in the transaction, such that upon completion of the merger, the Company had 18,820,852 shares of common stock issued and outstanding, with the Pre-merged PhotoMedex, Inc. stockholders collectively owning approximately 20%, and the former Radiancy, Inc. stockholders owning approximately 80%, of the outstanding common stock of the Company. The 80%/20% ratio reflects the fact that warrants or options are not treated as equivalent outstanding common stock. As such, the financial statements of Radiancy, Inc. are treated as the historical financial statements of the Company, with the results of pre-merged PhotoMedex, Inc. included only from December 14, 2011.

The consideration transferred was $83,915, included $1,842 of assumed debt, for the pre-merged PhotoMedex assets. It was determined based on the amount of equity interest (shares, options and warrants) that Radiancy would have had to issue to PhotoMedex shareholders in order to provide as agreed upon in the merger document 75%/25% ownership ratio on a fully converted basis, which treats all warrants and options as equivalent, share for share, with outstanding common stock. The fair value of the consideration effectively transferred by Radiancy was based on the market price of Pre-merged PhotoMedex shares which was $15.60 per-share (closing price) on December 13, 2011, the day on which the reverse acquisition became effective. This consideration transferred also included $20 million in cash, which Pre-merged PhotoMedex, used to liquidate its convertible debt, prior to the acquisition. The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. However, as of March 31, 2012, the Company is still in the process of assessing the acquired entity’s tax positions and the amount of net loss carryforwards that are expected to be utilized in future periods based on the facts and circumstances that existed at the acquisition date. Accordingly, the deferred taxes and, therefore, the goodwill allocations might be subject to adjustments upon completion of assessment. The Company expects that the allocation will be finalized within twelve months after the merger. Based on the provisional purchase price allocation, the following table summarizes the estimated provisional fair value amounts of the assets acquired and liabilities assumed at the date of acquisition:

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

The consolidated results of operations do not include any revenues or expenses related to the Pre-merged PhotoMedex business on or prior to December 13, 2011, the consummation date of the reverse acquisition. The Company’s unaudited pro-forma results for the three months ended March 31, 2012 and 2011 summarize the combined results of the Radiancy and PhotoMedex in the following table, assuming the reverse acquisition had occurred on January 1, 2011 and after giving effect to the reverse acquisition adjustments, including amortization of the tangible and intangible assets which were acquired in the transaction:

Three Months Ended March 31, 2011
(unaudited)

Net revenues	$42,964
Net income	6,339
Net income per share:
Basic	$0.48
Diluted	$0.43
Shares used in calculating net income per share:
Basic	13,326,113
Diluted	14,889,336

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the reverse acquisition occurred on January 1, 2011, nor to be indicative of future results of operations.

Note 3
Inventories:

Set forth below is a detailed listing of inventories:

	March 31, 2012	December 31, 2011
	(unaudited)
Raw materials and work in progress	$8,305	$7,105
Finished goods	10,433	12,103
Total inventories	$18,738	$19,208

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	March 31, 2012	December 31, 2011
	(unaudited)
Lasers-in-service	$4,580	$4,187
Equipment, computer hardware and software	3,609	3,576
Furniture and fixtures	557	529
Leasehold improvements	384	376
	9,130	8,668
Accumulated depreciation and amortization	(3,911)	(3,344)
Property and equipment, net	$5,219	$5,324

Depreciation and related amortization expense was $638 and $67 for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012 and December 31, 2011, net property and equipment included $70 and $61, respectively, of assets recorded under capitalized lease arrangements, of which $2 and $8 was included in long-term debt at March 31, 2012 and December 31, 2011, respectively. See Note 10, Long-Term Debt.

Note 5

Patents and Licensed Technologies, net:

March 31, 2012	December 31, 2011
(unaudited)
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Patents	$15,174	$(1,196)	$13,978	$15,124	$(689)	$14,435

Related amortization expense was $507 and $25 for the periods ended March 31, 2012 and 2011, respectively. An amount of $13,500, included in Patents, represents product and core technologies recorded as part of the purchase price allocation done in connection with the reverse acquisition in order to set the Pre-merged PhotoMedex assets to their respective fair values.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

Last nine months of 2012	$1,524
2013	2,032
2014	2,032
2015	2,025
2016	1,978
Thereafter	4,387
Total	$13,978

Note 6
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, as further discussed in Note 2, the Company recorded goodwill in the amount of $26,704 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc, a private company includes, among other things, other benefits such as the intrinsic value of being a Nasdaq listed issuer post merger and now having access to capital markets and stockholder liquidity. During 2012, after the completion of the purchase price allocation, the goodwill will be allocated to the current reportable segments.

The Company has no accumulated impairment losses as of March 31, 2012.

Set forth below is a detailed listing of other definite-lived intangible assets:

	March 31, 2012			December 31, 2011
	(unaudited)
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$5,700	$(166)	$5,534	$5,700	$(24)	$5,676
Customer Relationships	$6,300	$(184)	$6,116	$6,300	$(26)	$6,274
	$12,000	$(350)	$11,650	$12,000	$(50)	$11,950

Related amortization expense was $300 and $0 for the periods ended March 31, 2012 and 2011. Customer Relationships embody the value to the Company of relationships that pre-merged PhotoMedex had formed with its customers. Tradename includes the names and various other trademarks associated with pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

Last nine months of 2012	$900
2013	1,200
2014	1,200
2015	1,200
2016	1,200
Thereafter	5,950
Total	$11,650

Note 7
Accrued Compensation and related expenses:

	March 31, 2012	December 31, 2011
	(unaudited)
Accrued payroll and related taxes	$511	$1,260
Accrued vacation	374	251
Accrued commissions and bonus	1,838	2,289
Total accrued compensation and related expense	$2,723	$3,800

Note 8
Other Accrued Liabilities:

	March 31, 2012	December 31, 2011
	(unaudited)
Accrued warranty, current	$1,308	$1,157
Accrued taxes, including liability for unrecognized tax benefit, see Note 11	4,721	5,101
Accrued sales return	9,983	6,143
Other accrued liabilities	3,942	2,588
Total other accrued liabilities	$19,954	$14,989

Note 9
Notes Payable:

Notes payable was $232 and $504 for the periods ended March 31, 2012, and December 31, 2011, respectively, which the Company assumed in the reverse merger on December 13, 2011. The notes bear interest rates from 3.84% to 6%, and have maturity dates of January 2012 through September 2012.

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt, which the Company assumed in the reverse merger on December 13, 2011.

	March 31, 2012	December 31, 2011
	(unaudited)

Term note, net of unamortized debt discount of $175	$1,300	$1,698
Capital lease obligations	31	30
Sub-total	1,331	1,728
Less: current portion	(1,329)	(1,720)
Total long-term debt	$2	$8

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

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

Nine months of 2012	$1,569
2013	10
Total minimum payments	1,579

Less: interest	(72)
Less: unamortized discount	(175)

Present value of total minimum obligations	$1,331

Note 11
Income Taxes

The Company's effective tax rate is dependent upon the geographic distribution of our earnings or losses (mainly between US and Israel).

The difference between the Company's effective tax rates for three month period ended March 31, 2012 and the statutory rate (40.5%) resulted primarily from Pre-merged PhotoMedex operations which have generated losses, which reduce the overall corporate tax expense. In addition, the Company recorded a receivable for federal taxes paid in 2010 due to the expected carry back of the Company’s 2011 net operating loss for a refund of the 2010 taxes paid by our subsidiary Radiancy, Inc. The receivable is net of net alternative minimum tax that is residual to 2010. In addition, the Israeli subsidiary earnings are taxed at rates lower than the federal statutory rate.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company's subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

Note 12
Equity Plans and Warrants

Employee Stock Benefit Plans
Following the closing of the reverse acquisition, the previous Non-Employee Director Stock Option Plan of PhotoMedex (the acquired entity) was adopted by the group. This plan has authorized 120,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 18,951 shares were reserved for outstanding stock options. The directors who were elected to our Board in connection with the reverse merger, each received a one-time stock award of 5,000 shares of the Company’s common stock.

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 893,087 shares were reserved for outstanding options.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2012 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2012	180,718	$19.54
Granted	739,000	15.87
Exercised	(4,187)	6.52
Cancelled	(1,129)	75.60
Outstanding, March 31, 2012	914,402	$16.56
Options exercisable at March 31, 2012	184,402	$19.22

At March 31, 2012, there was $12,539 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 4.0 years. The intrinsic value of options outstanding and exercisable at March 31, 2012 was not significant.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the three months ended March 31, 2012, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

Three Months Ended March 31,2012
Risk-free interest rate	1.2%
Volatility	85.5%
Expected dividend yield	0%
Expected life	5.5 years
Estimated forfeiture rate	0%

With respect to both grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

On January 26, 2012, the Company issued 30,000 shares of common stock to the six non-employee directors for an aggregate fair value of $405.

On March 18, 2012, the Company granted an aggregate of 509,000 options to purchase common stock to a number of employees and consultants with a strike price of $14, which was higher than the quoted market value of our stock at the date of grants. The options vest over five years and expire ten years from the date of grant. Also on March 18, 2012, the Company granted an aggregate of 230,000 options to purchase common stock to two executive employees with a strike price of $20, which was set at the exercise price of the warrants issued in the reverse merger and was higher than the quoted market value of our stock at the date of grant. The options vest over five years and expire ten years from the date of grant.

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

As part of the reverse acquisition, the Company assumed 164,000 unvested restricted stock awards that were issued on March 30, 2011. Pre-merged PhotoMedex had awarded 200,000 shares of restricted stock to two of its senior executives. The awards were amended on July 4, 2011 and on August 11, 2011 with respect to the vesting provisions such that upon the closing of the reverse merger, each executive would vest in that number of shares that could be vested without causing excise taxes under Sec. 4999 of the Internal Revenue Code to be imposed on the executive or the loss in any material respect of a deduction under Section 162(m) of the Internal Revenue Code, and any remaining shares would vest in substantially equal monthly installments over a 3-year period, on each month end, so long as the executive continues to be employed by the Company on each such date. If the executive’s employment is terminated by the Company without cause, due to his resignation for good reason, or as the result of his death or disability, the vesting of the shares shall be accelerated. 36,000 of the restricted stock awards were vested as of December 13, 2011, the date of the reverse merger.

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

Total compensation expense was as $1,753 and $50 for the three months ended March 31, 2012 and 2011.

Warrants
On March 1, 2012, the Company issued a warrant to purchase 25,000 shares of our common stock to Crystal Research Associates LLC to compile a dossier on the Company that would be useful as background and introduction of the Company to investors and analysts. Like the warrants issued in the reverse merger to stockholders of Pre-merged PhotoMedex, this warrant has an exercise price of $20 per share and a term of 3 years, from March 1, 2012 to March 1, 2015. The aggregate fair value of the warrant of $98 was included in general and administrative expenses for the quarter ended March 31, 2012. The warrant was not issued out of a Company plan.

Note 13
Business Segments and Geographic Data:

Effective December 13, 2011, the Company reorganized its business into three operating units to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment, in comparison, generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat-based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended March 31, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL		TOTAL
Revenues	$42,201		$5,073		$2,999	$50,273
Costs of revenues	6,772		2,679		1,783	11,234
Gross profit	35,429		2,394		1,216	39,039
Gross profit %	84.0%		47.2%		40.5%	77.7%

Allocated operating expenses:
Engineering and product development	237		310		211	758
Selling and marketing expenses	22,148		2,530		1,157	25,835

Unallocated operating expenses	-		-		-	7,119
	22,385		2,840		1,368	33,712
Income (loss) from operations	13,044		(446)		(152)	5,327

Interest and other financing income (expense), net	-		-		-	(230)

Net income (loss) before taxes	$13,044	$	(446)	$	(152)	$5,097

Three Months Ended March 31, 2011
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$33,627	$-	$1,114	$34,741
Costs of revenues	5,796	-	426	6,222
Gross profit	27,831	-	688	28,519
Gross profit %	82.8%	-%	61.8%	82.1%

Allocated operating expenses:
Engineering and product development	132	-	38	170
Selling and marketing expenses	14,205	-	442	14,647

Unallocated operating expenses	-	-	-	2,813
	14,337	-	480	17,630
Income from operations	13,494	-	208	10,889

Interest and other financing income (expense), net	-	-	-	31

Net income before taxes	$13,494	$-	$208	$10,920

For the three months ended March 31, 2012 and 2011, net revenues by geographic area were as follows:

	Three Months Ended March 31,
	2012	2011
North America 1	$38,689	$24,536
Asia Pacific 2	5,307	8,638
Europe (including Israel)	5,208	1,298
South America	1,069	269
	$50,273	$34,741

1 United States	$36,622	$21,957
2 Japan	$3,327	$8,046

For the three months ended March 31, 2012 and 2011, long-lived assets by geographic area were as follows:

	Three Months Ended March 31,
	2012	2011
North America	$4,392	$2
Asia Pacific	-	-
Europe (including Israel)	827	781
South America	-	-
	$5,219	$783

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 14
Significant Customer Concentration:

Our major customer was 6% and 23% of total Company revenues for the three months ended March 31, 2012 and 2011, respectively. No other customer was more than 10% of total company revenues for the three months ended March 31, 2012 and 2011.

Note 15
Subsequent Events:

On April 27, 2012, the Company closed on a two tranche registered offering in which the Company sold an aggregate of 3,023,432 shares of its common stock at an offering price of $13.23 per share. The sale resulted in net proceeds to the Company of approximately $37.8 million. The net proceeds will be used for general corporate purposes, including capital expenditures, continued product development, sales and marketing initiatives and working capital.

On May 1, 2012, the Company sent its application for registration of shares of its common stock for dual listing on the Tel-Aviv Stock Exchange (the “TASE”) and on May 3, 2012 trading commenced on the TASE under the ticker symbol PHMD TA. The Company’s common stock will continue to be listed on the NASDAQ Global Select Market in the United States under the ticker symbol PHMD and will remain subject to the rules and regulations of NASDAQ and the U.S. Securities and Exchange Commission.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, or this Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Delaware corporation (referred to in this Report as “we,” “us,” “our,” “PhotoMedex,” or “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's estimates based upon current conditions and the most recent results of operations. Forward-looking statements may be preceded by, followed by or include the words “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “could,” “might,” “continue” or the negative or other variations thereof or comparable terminology. We claim the protection of the safe harbor for forward-looking statements, contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. Forward-looking statements are not guarantees of performance. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Key Technology Platforms

•
Thermicon® brand Heat Transfer Technology. In this technique, a patented thermodynamic wire gently singes and burns off the hair above the skin’s surface. It conducts heat pulses, which enable longer-lasting hair removal. This technology drives our home-use no!no! Hair Removal 8800™ device, which is designed to reduce hair growth. Product variations include devices designed for men and for sensitive, small areas such as the face, among other versions.

•
LHE® brand Technology. LHE® combines direct heat and a full-spectrum light source to give a greater treatment advantage for psoriasis and acne care, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments, and hair removal. Using LHE®, the Mistral intelligent phototherapy medical device can treat a larger spot size than a laser with less discomfort. In addition, our research finds that LHE offers meaningful results for thin, light hair. The technology is also used in the no!no! Skin™, a handheld consumer product sold worldwide under the no!no!® brand. The no!no! Skin™ is a 510(k)-cleared product that has been clinically shown to reduce acne by 81% over 24 hours.

•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin conditions for which there are no cures. The machine delivers narrow ultraviolet B (“UVB”) light to affected areas of skin, leading to psoriasis remission in an average of 8 to 12 treatments and of vitiligo after 48 treatments. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. Nearly 65% of companies now offer reimbursement for vitiligo as well, a figure that is increasing.

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

•
Light-emitting Diode (LED) Technology. Our LED technology is used in both its Omnilux™ and Lumière Light Therapy systems. Omnilux is FDA cleared to treat wrinkles, acne, minor muscle pain and pigmented lesions, and is applicable to all skin types. Lumière is designed for use in non-medical applications and combines the LED light with a line of topical lotions to improve the appearance of fine lines, wrinkles, skin tone and blemishes, giving aesthetic professionals a complete non-invasive skin care solution.

Our revenue generation is categorized as either consumer, physician-recurring or professional. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 2.5 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Even at this level of sales, we believe we have ample opportunity for further expansion, as Japan’s 2010 population was over 127 million people and North America’s was approximately 400 million people—far greater than the more than two million who have already been converted to the use of our products.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $32,997 and $24,083 for the three months ended March 31, 2012 and 2011, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty and others; home shopping channels such as HSN; and online retailers such as Amazon, Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $9,204 and $9,544 for the three months ended March 31, 2012 and 2011, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom, Argentina and Australia. Our distribution has become geographically diverse over the past year; for example, as revenues have increased, our Japanese distributor, Ya-Man, Ltd., accounted for approximately 6% of our total revenues for the three months ended March 31, 2012, compared to 23% of total revenues for the three months ended March 31, 2011.

Physician Recurring

Physician recurring sales entail those generated under two of our product lines: (1) the XTRAC, a noninvasive, FDA-cleared solution for psoriasis and vitiligo, and (2) the NEOVA, a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging. Both XTRAC® and NEOVA® represent recurring revenue streams with significant market opportunities. In addition, our expertise in direct-to-consumer advertising and innovative marketing programs is anticipated to drive greater brand awareness and adoption for both XTRAC and NEOVA products.

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

This segment is an area of considerable opportunity for us since the reverse acquisition with Radiancy, Inc., or Radiancy, completed on December 13, 2011. We now possess a greatly expanded product offering for the physician community. In addition, following the December 2011 reverse acquisition, we continued the retention from Pre-merged PhotoMedex a 48-person, experienced direct sales force that already reaches a network of approximately 3,000 physician locations in the U.S. We are now distributing through this direct sales force, the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this as a significant opportunity given its fully trained sales staff.

Sales and Marketing

As of March 31, 2012, our sales and marketing personnel consisted of 64 full-time positions.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended March 31,
	2012	2011
Consumer	$42,201	$33,627
Physician Recurring	5,073	-
Professional	2,999	1,114

Total Revenues	$50,273	$34,741

We completed the reverse acquisition on December 13, 2011 and as such, our Pre-merged PhotoMedex revenues are included only from the completion date forward. There were no corresponding revenues for the period ended March 31, 2011.

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended March 31,
	2012	2011
Direct-to-consumer	$31,516	$20,063
Distributors	4,183	8,860
Retailers and home shopping channels	6,502	4,704

Total Consumer Revenues	$42,201	$33,627

For the three months ended March 31, 2012, consumer products revenues were $42,201 compared to $33,627 in the three months ended March 31, 2011. The increase of 25.4% during the periods was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the three months ended March 31, 2012 were $31,516 compared to $20,063 for the same period in 2011. The increase of 57% was mainly due to our successful marketing programs which have led to rapid year-over-year revenue growth. Additionally, we have launched in May 2011 marketing programs in the United Kingdom (“UK”), resulting in approximately $3,322 in revenues for the three months ended March 31, 2012.

•
Retailers and Home Shopping Channels. Revenues for the three months ended March 31, 2012 were $6,502 compared to $4,704 for the same period in 2011. The increase of 38% was also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK.

•
Distributors Channels. Revenues for the three months ended March 31, 2012 were $4,183 compared to $8,860 for the same period in 2011. The decrease of 47% was mainly attributed to the need of a few key partners to reduce inventory levels carried over from 2011.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2012	2011
North America	$32,997	$24,083
International	9,204	9,544

Total Consumer Revenues	$42,201	$33,627

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended March 31,
	2012	2011
XTRAC Treatments	$1,679	$-
Neova skincare	2,165	-
Surgical products	540	-
Other	689	-

Total Physician Recurring Revenues	$5,073	$-

All revenues in this segment are generated through the Pre-merged PhotoMedex products. We completed the reverse acquisition on December 13, 2011. In accordance with generally accepted accounting principles, these revenues are included only from the completion date forward. There were no corresponding revenues for the period ended March 31, 2011.

XTRAC Treatments

Recognized treatment revenue for the three months ended March 31, 2012 was $1,679. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2012, we deferred net revenues of $145 under this approach.

NEOVA skincare

For the three months ended March 31, 2012, revenues were $2,165. These revenues are generated from the sale of various skin, hair care and wound products to physicians in both the domestic and international markets.

Surgical products

For the three months ended March 31, 2012, revenues were $540. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2012	2011
North America	$4,425	$-
International	648	-

Total Physicians Recurring Revenues	$5,073	$-

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended March 31,
	2012	2011
Dermatology equipment	$1,358	$-
LHE equipment	991	1,114
Omnilux/Lumiere equipment	592	-
Surgical lasers	58	-

Total Professional Revenues	$2,999	$1,114

The Dermatology equipment, Omnilux/Lumiere equipment and Surgical lasers revenues in this segment are all generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition, in accordance with generally accepted accounting principles on December 13, 2011, these revenues are included only from the completion date forward. There were no corresponding revenues for the period ended March 31, 2011.

Dermatology equipment

For the three months ended March 31, 2012, dermatology equipment revenues were $1,358. Included in this amount were domestic XTRAC laser sales of $468 on 10 lasers sold. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model. The international sales of our XTRAC and VTRAC systems were $890 for the three months ended March 31, 2012. We sold 29 systems for the three months ended March 31, 2012, 17 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

LHE® brand products

For the three months ended March 31, 2012, LHE® brand products revenues were $991. These revenues are generated from the sale of mainly Mistral™, Kona™, FTD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

Omnilux/Lumiere equipment

For the three months ended March 31, 2012, Omnilux/Lumiere equipment revenues were $592. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended March 31, 2012, surgical laser revenues were $58, representing one laser system.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2012	2011
North America	$1,267	$453
International	1,732	661

Total Professional Revenues	$2,999	$1,114

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended March 31,
	2012	2011
Consumer	$6,772	$5,796
Physician Recurring	2,679	-
Professional	1,783	426

Total Cost of Revenues	$11,234	$6,222

Overall, cost of revenues has increased in all segments due to the related increases in revenues for each of the three segments. As we completed the reverse acquisition on December 13, 2011 the Pre-merged PhotoMedex cost of revenues are included only from the completion date forward. There were no corresponding cost of revenues for the period ended March 31, 2011.

Gross Profit Analysis

Gross profit increased to $39,039 for the three months ended March 31, 2012 from $28,519 during the same period in 2011. As a percentage of revenues, the gross margin decreased to 77.7% for the three months ended March 31, 2012 from 82.1% for the same period in 2011.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2012	2011
Revenues	$50,273	$34,741
Percent increase	44.7%
Cost of revenues	11,234	6,222
Percent increase	80.6%
Gross profit	$39,039	$28,519
Gross margin percentage	77.7%	82.1%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended March 31, 2012, compared to the same period in 2011, were due to a change in the sales mix. Both the Physician Recurring and Professional segments, which have lower gross margins than the Consumer segment, had increases in revenues over the comparable prior year periods and therefore represent a higher percentage of the sales mix.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended March 31,
	2012	2011
Revenues	$42,201	$33,627
Percent increase	25.5%
Cost of revenues	6,772	5,796
Percent increase	16.8%
Gross profit	$35,429	$27,831
Gross margin percentage	84.0%	82.8%

Gross profit for the three months ended March 31, 2012 increased by $7,598 from the comparable period in 2011. The key factor for this increase was an increase in the direct to consumer channel in North America and the UK via infomercial and online campaigns. Gross margin percentage increased by 1.2% due to the fact that the direct to consumer sales channel, which has the highest gross margin percentage, increased significantly over the comparable prior year period.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended March 31,
	2012	2011
Revenues	$5,073	$-
Percent increase	100%
Cost of revenues	2,679	-
Percent increase	100%
Gross profit	$2,394	$-
Gross margin percentage	47.2%	N/A

All revenues/costs for this segment are generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011, these revenues are included only from the completion date forward. There were no corresponding revenues/costs for the period ended March 31, 2011.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended March 31,
	2012	2011
Revenues	$2,999	$1,114
Percent increase	169.2%
Cost of revenues	1,783	426
Percent increase	318.5%
Gross profit	$1,216	$688
Gross margin percentage	40.5%	61.8%

Gross profit for the three months ended March 31, 2012 increased by $528 from the comparable period in 2011. The key factor for the increase was the increase in revenues. For the three months ended March 31, 2012, the gross margin percentage was 40.5% compared to 61.8% for the three months ended March 31, 2011. The decrease was due to the addition of the Pre-merged PhotoMedex products. The Dermatology equipment, Omnilux/Lumiere equipment and Surgical laser revenues in this segment are all generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011 these revenues/costs are included only from the completion date forward. There were no corresponding revenues/costs for the period ended March 31, 2011.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2012 increased to $758 from $170 for the three months ended March 31, 2011. $500 of the increase is directly related to engineering and product development expenses related to the Pre-merged PhotoMedex products. The reverse merger occurred on December 13, 2011; therefore, only expenses from the completion date forward are included. There were no corresponding engineering and product development expenses related to Pre-merged PhotoMedex, for the period ended March 31, 2011. The remaining increase was related to the engineering and product development expenses for the development of additional products.

Selling and Marketing Expenses

For the three months ended March 31, 2012, selling and marketing expenses increased to $25,835 from

$14,647 for the three months ended March 31, 2011 primarily for the following reasons:

•
We increased no!no! Hair Removal 8800™ direct to consumer activities in North America and the UK via infomercial and online campaigns, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses. There was a 57% increase in direct to consumer revenues between the comparable three-month periods, which was the result of an increase in the consumer advertising and selling activities (media buying, advertisement, public relations, production of commercials and relevant marketing materials).

•
There was an increase of approximately $3,064 in costs related to our Pre-merged PhotoMedex expenses. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward. Consequently, there were no corresponding sales and marketing expenses related to Pre-merged PhotoMedex, for the period ended March 31, 2011.

General and Administrative Expenses

For the three months ended March 31, 2012, general and administrative expenses increased to $7,119 from $2,813 for the three months ended March 31, 2011 for the following reasons:

•
There was an increase of $1,703 in stock-based compensation between the periods. This increase mainly related to the stock-based compensation related to the acquisition and from the current year issuances to employees and outside directors.

•	There was an increase of $1,114 in legal expense due to the progression of major litigation.
•
There was an increase of approximately $3,435 in costs related to our Pre-merged PhotoMedex expenses, including $1,149 of stock-based compensation mentioned above. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward. Consequently, there were no corresponding general and administrative expenses, related to Pre-merged PhotoMedex, for the period ended March 31, 2011.

•
In addition to a cash fee for compiling a dossier on the Company that would be useful to investors and analysts, we issued to Crystal Research Associates LLC, a warrant to purchase 25,000 shares of our common stock. Like the warrants issued in the reverse merger to stockholders of Pre-merged PhotoMedex, this warrant has an exercise price of $20 per share and a term of 3 years, from March 1, 2012 to March 1, 2015.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended March 31, 2012 increased to $230, as compared to income of $31 for the three months ended March 31, 2011. The increase of $261 is mainly due to an increase in interest expense of $189. The interest expense related to the term note that was assumed in the reverse merger. There was no corresponding expense in the three months ended March 31, 2011. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP.

Taxes on Income, Net

For the three months ended March 31, 2012, the net taxes on income amounted to $240 as compared to $2,835 for the three months ended March 31, 2011. This change was mainly due the fact that for the three months ended March 31, 2012, our Pre-merged PhotoMedex operations have generated losses, which reduce the overall corporate tax expense. In addition, we recorded a receivable for federal taxes paid in 2010 due to the expected carry back of our 2011 net operating loss for a refund of the 2010 taxes paid. The receivable is net of net alternative minimum tax that is residual to 2010.

Net Income

The factors described above resulted in net income of $4,857 during the three months ended March 31, 2012, as compared to $8,085 during the three months ended March 31, 2011, a decrease of 40%.

Management utilizes certain non-GAAP financial measures to monitor our performance.

We present a computation of non-GAAP adjusted income and non-GAAP adjusted income per share. We define non-GAAP adjusted income as income before depreciation and amortization, income tax expense. stock-based compensation expense, severance costs, interest expense - net, transaction-related expense and major litigation expense. We believe that non-GAAP adjusted income is a meaningful measure which may be used when making period-to-period comparisons. Non-GAAP adjusted income is considered to be a non-GAAP financial measure and should be viewed in conjunction with net income on the Consolidated Statement of Comprehensive Income.

We also present non-GAAP adjusted income per share which is derived by dividing non-GAAP adjusted income by the shares used in computing basic and diluted net income per share. Non-GAAP adjusted income per share is considered to be a non-GAAP financial measure and should be viewed in conjunction with basic and diluted net income per share on the Condensed Consolidated Statement of Comprehensive Income.

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

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods (in thousands, except earnings per share data):

	For the Three Months ended March 31,
	2012	2011	Change

Net income	$4,857	$8,085		$(3,228)

Adjustments:
Depreciation and amortization	1,332	92		1,240
Stock-based compensation expense	1,753	50		1,703
Litigation expense	1,794	680		1,114
Other investment financing costs	400	-		400
Severance and related costs	88	-		88
Interest expense, net	189	-		189
Income tax expense	240	2,835		(2,595)
Non-GAAP adjusted income	$10,653	$11,742	$	(1,089)

Primary shares post merger and outstanding at March 31, 2012	18,856	18,856

Non-GAAP adjusted income per share	$0.56	$0.62		$(0.06)

Liquidity and Capital Resources

At March 31, 2012, our current ratio was 2.12 compared to 1.99 at December 31, 2011. As of March 31, 2012 we had $40,066 of working capital compared to $30,768 as of December 31, 2011. Cash and cash equivalents were $23,548 as of March 31, 2012, as compared to $16,549 as of December 31, 2010.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the second quarter of 2013.

Net cash and cash equivalents used in operating activities was $7,743 for the three months ended March 31, 2012 compared to $4,607 for the three months ended March 31, 2011. The increase was primarily due to the increase in depreciation and amortization, stock-based compensation and sales return provision, which was partly offset by a decrease in accrued expenses.

Net cash and cash equivalents used in investing activities was $532 for the three months ended March 31, 2012 compared to cash used of $152 for the three months ended March 31, 2011. This was primarily due to an increase in the placement of lasers into service.

When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.

Net cash and cash equivalents used in financing activities was $207 for the three months ended March 31, 2012 compared to $0 for the three months ended March 31, 2011. In the three months ended March 31, 2012, we had repayments of $525 on long-term debt and $212 for certain notes payable, which was partially offset by $405 for issuances of common stock and $98 on issuance of warrants.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2011 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2012, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries. The main operating currency of PTL, our subsidiary in the UK is pounds sterling (GBP). At the end of each reporting period, revenue and expense of PTL are converted into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed more fully in Note 2 to our Consolidated Financial Statements, on December 13, 2011, Pre-merged PhotoMedex, a Nevada public company, acquired Radiancy, a privately held company, in a purchase business combination that was accounted for as a reverse acquisition. Because the financial statements and information relating to Radiancy now constitute the financial statements and information of the “Company” and the operations of Pre-Merger PhotoMedex were approximately 20% based on consolidated revenues, prior to and subsequent to the business combination compared to those of the post-combination consolidated entity, meaningful evaluation of the effectiveness of internal control over financial reporting as of March 31, 2012 would need to focus on the internal controls of Radiancy. Prior to the transaction, Radiancy was a privately held company, and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for Radiancy and the implementation of internal controls over financial reporting for the post-combination consolidated entities, have required and will continue to require significant time and resources from our management and other personnel.

PART II - Other Information

ITEM 1. Legal Proceedings

Tria Beauty, Inc.

On November 5, 2010, TRIA Beauty, Inc. (“TRIA”) filed a complaint against Radiancy (now our majority-owned subsidiary) in the U.S. District Court for the Northern District of California. An amended complaint was filed on July 22, 2011. In the amended complaint, TRIA alleges that Radiancy is liable for false advertising and trademark infringement under the Lanham Act and related California state law causes of action with respect to certain of Radiancy’s advertising claims for its at-home hair removal and acne treatment products and its alleged use of TRIA’s registered trademarks in paid internet searches. TRIA’s complaint seeks damages in an unspecified amount, costs, attorney’s fees, corrective advertising, as well as preliminary and permanent injunctive relief. On December 15, 2010, Radiancy answered TRIA’s complaints and filed counterclaims based on TRIA’s false and misleading advertising for its TRIA Hair and TRIA Acne products. On January 6, 2011, Radiancy filed a complaint against TRIA in the Supreme Court of the State of New York for unfair competition; tortious interference with contractual relations; and misappropriation and exploitation of Radiancy’s confidential and proprietary information.

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

Motions for summary judgment were filed by Radiancy and Kimberly Kardashian on April 5, 2012. Radiancy’s April 5 motion seeks partial summary judgment against TRIA on some of Radiancy’s counterclaims; Ms. Kardashian’s motion seeks summary judgment dismissing Radiancy’s counterclaims against her. TRIA did not file a motion for summary judgment. On April 27, 2012, Radiancy filed a second motion for partial summary judgment, seeking an order dismissing TRIA’s damages claims asserted against Radiancy. On April 30, 2012, TRIA filed a motion to strike Radiancy’s motion for summary judgment. There has been no decision to date on TRIA’s motion to strike or any of the motions for summary judgment. Oral argument on the pending summary judgment motions is currently scheduled for June 7, 2012.  Trial is currently scheduled to begin on July 23, 2012.

Individual and class action litigations

From time to time, we are also threatened with individual and class action litigations involving our business, products, advertisements, packaging, labeling, consumer claims, contracts, agreements, intellectual property, or FDA matters, licenses and other areas involving us and our business. The outcome or effect on us or our business, the market price of our common stock, cash flows, prospects, revenues, profitability, capital expenditures, reputation, demand for products, results of operations, financial condition, or liquidity of any future litigation cannot be predicted.

On November 16, 2011, Radiancy had received a demand letter from Milstein Adelman LLP. (the “Milstein Letter”). The Milstein Letter alleges that Radiancy has violated and continues to violate provisions of the California Consumer Legal Remedies Act, California Civil Code section 1750 with respect to its marketing and advertising of the no!no!® Hair Removal System. The Milstein Letter further alleges that Radiancy’s conduct violates California’s Unfair Competition Law, False Advertising Law, and Health and Safety Code and requests restitution for a purported class of consumers. Additionally, on November 21, 2011, we received a second demand letter of a similar nature from another law firm. While it is not feasible to predict the timing of any formal legal proceedings or the outcome thereof, which outcome may not be able to be determined for a prolonged period of time, we intend to vigorously defend any and all threatened or actual legal, regulatory and other actions and claims that may be filed, including with respect to both letters.

Other

We are involved in certain other legal actions and claims arising in the ordinary course of business. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

As of March 31, 2012, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. [filed with this report]
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

PHOTOMEDEX, INC.

Date May 15, 2012	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date May 15, 2012	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer