Form 10-Q
period 2012-06-30
PHOTOMEDEX INC
filed 2012-08-14
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of August 14, 2012 was 21,881,182 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,886	$16,549
Accounts receivable, net of allowance for doubtful accounts of $4,664 and $3,196, respectively	23,933	12,393
Inventories, net	21,113	19,208
Deferred tax asset	10,103	10,079
Prepaid expenses and other current assets	11,774	3,611
Total current assets	119,809	61,840

Property and equipment, net	5,344	5,324
Patents and licensed technologies, net	13,513	14,435
Other intangible assets	11,350	11,950
Goodwill, net	26,704	26,704
Deferred tax asset	25,966	24,751
Funds in respect of employee rights upon retirement and other assets	739	559
Total assets	$203,425	$145,563

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$101	$504
Current portion of long-term debt	24	1,720
Accounts payable	11,494	8,111
Accrued compensation and related expenses	2,862	3,800
Other accrued liabilities	19,909	14,989
Deferred revenues	3,602	1,948
Total current liabilities	37,992	31,072
Long-term liabilities:
Long-term debt, net of current maturities	-	8
Deferred revenues	2,532	1,381
Other liabilities	326	504
Liability for employee rights upon retirement	583	520
Total liabilities	41,433	33,485

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 21,881,182 and 18,821,728 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	219	188
Treasury stock at cost, 16,056 shares of common stock	(250)	(250)
Additional paid-in capital	140,233	99,325
Retained earnings	21,883	12,813
Accumulated other comprehensive income (loss)	(93)	2
Total stockholders’ equity	161,992	112,078
Total liabilities and stockholders’ equity	$203,425	$145,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,
	2012	2011

Revenues	$58,906	$33,847

Cost of revenues	12,355	5,690

Gross profit	46,551	28,157

Operating expenses:
Engineering and product development	760	249
Selling and marketing	31,068	15,390
General and administrative	9,243	28,926
	41,071	44,565

Operating profit (loss)	5,480	(16,408)

Other income (loss):
Interest and other financing income (expense), net	(401)	161

Income (loss) before income tax (expense) benefit	5,079	(16,247)

Income tax (expense) benefit	(866)	6,202

Net income (loss)	$4,213	$(10,045)

Net income (loss) per share:
Basic	$0.20	$(0.98)
Diluted	$0.20	$(0.98)

Shares used in computing net income (loss) per share:
Basic	20,547,244	10,256,364
Diluted	21,034,814	10,256,364

Other comprehensive loss:
Foreign currency translation adjustments	(90)	-

Comprehensive income (loss)	$4,123	$(10,045)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

Revenues	$109,179	$68,588

Cost of revenues	23,589	11,912

Gross profit	85,590	56,676

Operating expenses:
Engineering and product development	1,518	419
Selling and marketing	56,903	30,037
General and administrative	16,362	31,739
	74,783	62,195

Operating profit (loss)	10,807	(5,519)

Other income (loss):
Interest and other financing income (expense), net	(631)	192

Income (loss) before income tax (expense) benefit	10,176	(5,327)

Income tax (expense) benefit	(1,106)	3,367

Net income (loss)	$9,070	$(1,960)

Net income per share:
Basic	$0.47	$(0.19)
Diluted	$0.45	$(0.19)

Shares used in computing net income per share:
Basic	19,454,775	10,256,364
Diluted	19,942,345	10,256,364

Other comprehensive loss:
Foreign currency translation adjustments	(95)	-

Comprehensive income (loss)	$8,975	$(1,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total
BALANCE, JANUARY 1, 2012	18,821,728	$188	$99,325	($250)	$12,813	$2	$112,078
Issuance of warrants to consultants for services	-	-	98	-	-	-	98
Stock-based compensation – grants of common stock	30,000	-	405	-	-	-	405
Stock-based compensation related to stock options and restricted stock	-	-	2,800	-	-	-	2,800
Stock options issued to consultants for services	-	-	83	-	-	-	83
Issuance of common stock, net	3,023,432	30	37,484				37,514
Options exercised	6,022	1	38	-	-	-	39
Other comprehensive income (loss)	-	-	-	-	-	(95)	(95)
Net income for the six months ended June 30, 2012		-	-	-	9,070	-	9,070
BALANCE, JUNE 30, 2012	21,881,182	$219	$140,233	($250)	$21,883	($93)	$161,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$9,070	$	(1,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,771		184
Provision for doubtful accounts	2,091		1,808
Deferred income taxes	(1,234)		(6,105)
Stock-based compensation	3,288		14,836
Changes in operating assets and liabilities:
Accounts receivable	(13,655)		(10,594)
Inventories	(1,923)		(743)
Prepaid expenses and other assets	(8,139)		643
Accounts payable	3,390		(240)
Accrued compensation and related expenses	(938)		(840)
Other accrued liabilities (see Note 8)	4,756		16,697
Other liabilities	63		36
Deferred revenues	2,805		885
Net cash provided by operating activities	2,345		14,607

Cash Flows From Investing Activities:
Purchases of property and equipment	(218)		(93)
Lasers placed in service	(949)		-
Proceeds from deposit	-		8,500
Amounts carried to patents	-		(35)
Increase in funds – employees retirement rights	(63)		(37)
Net cash (used in) provided by investing activities	(1,230)		8,335

Cash Flows From Financing Activities:
Payments on notes payable	(349)		-
Repayments of long term debt	(2,000)		-
Issuance of warrants	98		-
Proceeds from issuance of common stock, net	37,514		-
Proceeds from option exercises	39		-
Net cash provided by financing activities	35,302		-
Effect of exchange rate changes on cash	(80)		-
Net increase in cash and cash equivalents	36,337		22,942
Cash and cash equivalents, beginning of period	16,549		7,581

Cash and cash equivalents, end of period	$52,886		$30,523

Supplemental information:
Cash paid for income taxes	$10,922		$5,315

Cash paid for interest	$77		$-

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

On December 13, 2011, the Company closed the merger with Radiancy, Inc. As of December 13, 2011, immediately after giving effect to the acquisition and the issuance of PhotoMedex, Inc.’s common stock to the former shareholders of Radiancy, Inc., the Company had 18,820,852 shares of common stock issued and outstanding. Immediately following the reverse merger, the pre-reverse merger shareholders of PhotoMedex, Inc. (“Pre-merged PhotoMedex”) collectively owned approximately 20% of the Company’s outstanding common stock, and the former Radiancy, Inc. stockholders owning approximately 80% of the Company’s outstanding common stock.

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

As a result of the acquisition, the Company implemented a revised business plan focused on three key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing; and a full product-life-cycle model representing the ability to develop and commercialize innovative products from concept through regulatory, physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product-life-cycle evolution. The Company reorganized its business into three operating units to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers.

Based upon this strategic focus, effective December 13, 2011, management updated the segments that the Company now currently operates. There are now three distinct business units or segments (as described in Note 13): Consumer, Physician Recurring and Professional. The segments are distinguished by the Company’s management structure and the markets or customers served.

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

Basis of Presentation:

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“fiscal 2011”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.

The results for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any future period.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include the results from the entities defined as Pre-merged PhotoMedex from December 14, 2011 (the day following the closing date of the reverse acquisition) forward. As such there are no corresponding activities for the three and six months ended June 30, 2011.

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

The Company provides a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Reported revenues are shown net of the returns provision. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 8).

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

Fair Value Measurements
The Company measures and discloses fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

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

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2012 and 2011 is summarized as follows:

	June 30,
	2012	2011
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,661	$260
Additions charged to warranty expense	919	202
Expiring warranties	(218)	(-)
Claims satisfied	(658)	(128)
Total	1,704	334
Less: current portion	(1,378)	(334)
Accrued warranty	$326	$-

For extended warranty on the consumer products, see Revenue Recognition above.

Earnings Per Share
Due to the reverse merger on December 13, 2011, the earnings per share for each period before the acquisition date presented in these financial statements were computed based on Radiancy’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the reverse merger. Therefore, unless otherwise noted, all share and per-share amounts for all periods before the acquisition date have been retroactively adjusted to give effect to the exchange ratio.

Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	20,547,244	10,256,364	19,454,775	10,256,364
Dilutive effect of stock options and warrants	487,570	-	487,570	-
Diluted number of common and common stock equivalent shares outstanding	21,034,814	10,256,364	19,942,345	10,256,364

Diluted earnings per share for the three and six months ended June 30, 2012, exclude the impact of common stock options and warrants, totaling 1,975,530 shares, as the effect of their inclusion would be anti-dilutive.

Adoption of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the FASB’s intent with respect to the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820. This update became effective during interim and annual periods beginning after December 15, 2011.

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

Note 2
Reverse Acquisition:

On December 13, 2011, PhotoMedex closed the merger acquisition with Radiancy, Inc. in a transaction that was accounted for as a reverse acquisition, with Radiancy treated as the accounting acquirer. Radiancy was considered the accounting acquirer even though PhotoMedex was the issuer of common stock in the transaction, such that upon completion of the merger, the Company had 18,820,852 shares of common stock issued and outstanding, with the Pre-merged PhotoMedex, Inc. stockholders collectively owning approximately 20%, and the former Radiancy, Inc. stockholders owning approximately 80%, of the outstanding common stock of the Company. The 80%/20% ratio reflects the fact that warrants or options are not treated as equivalent outstanding common stock. As such, the financial statements of Radiancy, Inc. are treated as the historical financial statements of the Company, with the results of the entities defined as Pre-merged PhotoMedex, Inc. included only from December 14, 2011 and thereafter.

The consideration transferred was $83,915, included $1,842 of assumed debt, for the Pre-merged PhotoMedex assets. This amount was determined based on the amount of equity interest (shares, options and warrants) that Radiancy would have had to issue to PhotoMedex shareholders in order to provide as agreed upon in the merger document a 75%/25% ownership ratio on a fully converted basis. Consistent with this formula all warrants and options were treated as equivalent, share for share, with outstanding common stock. The fair value of the consideration effectively transferred by Radiancy was based on the market price of Pre-merged PhotoMedex shares which was $15.60 per-share (closing price) on December 13, 2011, the day on which the reverse acquisition became effective. This consideration transferred also included $20 million in cash, which Pre-merged PhotoMedex, used to liquidate its convertible debt, prior to the acquisition. The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. However, as of June 30, 2012, the Company is still in the process of assessing the acquired entity’s tax positions and the amount of net loss carryforwards that are expected to be utilized in future periods based on the facts and circumstances that existed at the acquisition date. Accordingly, the deferred taxes and, therefore, the goodwill allocations might be subject to adjustments upon completion of assessment. The Company expects that the allocation will be finalized within twelve months after the merger as allowed by GAAP. Based on the provisional purchase price allocation, the following table summarizes the estimated provisional fair value amounts of the assets acquired and liabilities assumed at the date of acquisition:

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

The purchase price exceeded the fair value of the net assets acquired by $26,704, which was recorded as goodwill. The consolidated results of operations do not include any revenues or expenses related to the Pre-merged PhotoMedex business on or prior to December 13, 2011, the consummation date of the reverse acquisition. The Company’s unaudited pro-forma results for the three and six months ended June 30, 2012 and 2011 summarize the combined results of the Radiancy and PhotoMedex in the following table, assuming the reverse acquisition had occurred on January 1, 2011 and after giving effect to the reverse acquisition adjustments, including amortization of the tangible and intangible assets which were acquired in the transaction:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(unaudited)	(unaudited)

Net revenues	$42,253	$85,216
Net income	(12,265)	(5,926)
Net income per share:
Basic	$(0.93)	$(0.45)
Diluted	$(0.93)	$(0.45)
Shares used in calculating net income per share:
Basic	13,135,327	13,139,090
Diluted	13,135,327	13,139,090

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the reverse acquisition occurred on January 1, 2011, nor to be indicative of future results of operations.

Note 3

Inventories:

Set forth below is a detailed listing of inventories:

	June 30, 2012	December 31, 2011
	(unaudited)
Raw materials and work in progress	$9,249	$7,105
Finished goods	11,864	12,103
Total inventories	$21,113	$19,208

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment:

Set forth below is a detailed listing of property and equipment:

	June 30, 2012	December 31, 2011
	(unaudited)
Lasers-in-service	$5,147	$4,187
Equipment, computer hardware and software	3,677	3,576
Furniture and fixtures	594	529
Leasehold improvements	387	376
	9,805	8,668
Accumulated depreciation and amortization	(4,461)	(3,344)
Property and equipment, net	$5,344	$5,324

Depreciation and related amortization expense was $1,155 and $129 for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012 and December 31, 2011, net property and equipment included $70 and $61, respectively, of assets recorded under capitalized lease arrangements, of which $24 and $30 was included in current portion of long-term debt at June 30, 2012 and December 31, 2011, respectively. See Note 9, Long-Term Debt.

Note 5
Patents and Licensed Technologies, net:

June 30, 2012	December 31, 2011
(unaudited)
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value

Patents	$15,217	$(1,704)	$13,513	$15,124	$(689)	$14,435

Related amortization expense was $1,015 and $55 for the six months ended June 30, 2012 and 2011, respectively. An amount of $13,500, included in Patents, represents product and core technologies recorded as part of the purchase price allocation done in connection with the reverse acquisition in order to set the Pre-merged PhotoMedex assets to their respective fair values.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

Last six months of 2012	$1,046
2013	2,035
2014	2,035
2015	2,028
2016	1,980
Thereafter	4,389
Total	$13,513

Note 6
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, as further discussed in Note 2, the Company recorded goodwill in the amount of $26,704 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc, a private company includes, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post merger and now having access to capital markets and stockholder liquidity. During 2012, after the completion of the purchase price allocation, the goodwill will be allocated to the current reportable segments.

The Company has no impairment loss as of June 30, 2012.

Set forth below is a detailed listing of other definite-lived intangible assets:

	June 30, 2012			December 31, 2011
	(unaudited)
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Trademarks	$5,700	$(309)	$5,391	$5,700	$(24)	$5,676
Customer Relationships	$6,300	$(341)	$5,959	$6,300	$(26)	$6,274
	$12,000	$(650)	$11,350	$12,000	$(50)	$11,950

Related amortization expense was $600 and $0 for the periods ended June 30, 2012 and 2011. Customer Relationships embody the value to the Company of relationships that pre-merged PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

Last six months of 2012	$600
2013	1,200
2014	1,200
2015	1,200
2016	1,200
Thereafter	5,950
Total	$11,350

Note 7
Accrued Compensation and related expenses:

	June 30, 2012	December 31, 2011
	(unaudited)
Accrued payroll and related taxes	$901	$1,260
Accrued vacation	401	251
Accrued commissions and bonus	1,560	2,289
Total accrued compensation and related expense	$2,862	$3,800

Note 8
Other Accrued Liabilities:

	June 30, 2012	December 31, 2011
	(unaudited)
Accrued warranty, current	$1,378	$1,157
Accrued taxes, including liability for unrecognized tax benefit, see Note 11	2,391	5,101
Accrued sales returns (1)	11,789	6,143
Other accrued liabilities	4,351	2,588
Total other accrued liabilities	$19,909	$14,989

(1)	The activity in the sales returns liability account was as follows:

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Balance at beginning of year	$6,143	$3,406
Additions that reduce net sales	22,224	14,843
Deductions from reserves	(16,578)	(11,305)
Balance at end of period	$11,789	$6,944

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt, which the Company assumed in the reverse merger on December 13, 2011.

	June 30, 2012	December 31, 2011
	(unaudited)

Term note, net of unamortized debt discount of $0 and $302, respectively	$-	$1,698
Capital lease obligations	24	30
Sub-total	24	1,728
Less: current portion	(24)	(1,720)
Total long-term debt	$-	$8

Term Note
On March 19, 2010, Pre-merged PhotoMedex entered a Term Loan and Security Agreement with Clutterbuck Funds for a principal amount of $2.5 million, with interest accruing at a rate of 12% per annum. On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of the secured term loan to December 1, 2012. Starting in

August 2011, Pre-merged PhotoMedex began monthly installments of principal such that the final payment at maturity will be $75,000. The collateral securing the first-position security interest of Clutterbuck Funds remained in place. On June 11, 2012, the Company paid off this loan and was relieved of all related obligations.

Capital Leases
The obligation under the Company’s capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 4, Property and Equipment).

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

Six months of 2012	$15
2013	10
Total minimum payments	25

Less: interest	(1)

Present value of total minimum obligations	$24

Note 10
Commitments and Contingencies:

During the six month period ended June 30, 2012, the Company has entered into a settlement agreement with TRIA Beauty, Inc. (“TRIA”). All matters of pending litigation between Radiancy and TRIA have been dismissed with prejudice, including: (i) TRIA Beauty, Inc. v. Radiancy, Inc., Case No. CV-10-5030 (NJV) USDC District of Northern California; and (ii) Radiancy, Inc. v. TRIA Beauty, Inc, Index No. 650025/2011 Supreme Court of the State of New York. The terms of the settlement agreement were reduced to a written agreement dated June 29, 2012; such terms are confidential to the parties. The settlement is deemed to have no material effect on the Company’s consolidated financial statements.

Note 11
Income Taxes:

The Company's effective tax rate is dependent upon the geographic distribution of its earnings or losses (mainly between US and Israel).

The difference between the Company's effective tax rates for three and six month periods ended June 30, 2012 and the U.S. Federal statutory rate (34%) resulted primarily from Pre-merged PhotoMedex current operations which have generated losses, which reduced the overall corporate tax expense and which will have effect on current tax expense when the Company elects to file a U.S. consolidated income tax return. In addition, the Company recorded a receivable for federal taxes paid in 2010 due to the expected carry back of the Company’s 2011 net operating loss for a refund of the 2010 taxes paid by our subsidiary Radiancy, Inc. The receivable is net of alternative minimum tax that is residual to 2010. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the federal statutory rate (generally 16% to 26%, respectively).

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and can be ambiguous and the Company is required to make many subjective assumptions and judgments regarding the application of such laws and regulations to its facts and circumstances. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company's subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

The Company continues to examine the utilization of the loss carryforwards from Pre-merged PhotoMedex and the effect of income taxes on the recording of the reverse acquisition on December 13, 2011.

Note 12

Employee Stock Benefit Plans:

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

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 890,170 shares were reserved for outstanding options.

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2012 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2012	180,718	$19.54
Granted	739,000	15.87
Exercised	(6,022)	6.44
Cancelled	(3,629)	33.16
Outstanding, June 30, 2012	910,067	$16.59
Options exercisable at June 30, 2012	182,567	$19.35

At June 30, 2012, there was $11,637 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 3.8 years. The intrinsic value of options outstanding and exercisable at June 30, 2012 was not significant.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the six months ended June 30, 2012, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted-average assumptions:

Six Months Ended June 30, 2012
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

On March 18, 2012, the Company granted an aggregate of 509,000 options to purchase common stock to a number of employees and consultants with a strike price of $14, which was higher than the quoted market value of our stock at the date of grants. The options vest over five years and expire ten years from the date of grant. Also on March 18, 2012, the Company granted an aggregate of 230,000 non-qualified options to purchase common stock to two executive employees with a strike price of $20, which was set to match the exercise price of the warrants issued in the reverse merger and was higher than the quoted market value of our stock at the date of grant. The aggregate fair value of the options granted was$6,652. The options vest over five years and expire ten years from the date of grant.

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

As part of the reverse acquisition, the Company assumed 164,000 unvested restricted stock awards that were issued on March 30, 2011. Pre-merged PhotoMedex had awarded 200,000 shares of restricted stock to two of its senior executives. The awards were amended on July 4, 2011 and on August 11, 2011 with respect to the vesting provisions such that upon the closing of the reverse merger, each executive would vest in that number of shares that could be vested without causing excise taxes under Sec. 4999 of the Internal Revenue Code to be imposed on the executive or the loss in any material respect of a deduction under Section 162(m) of the Internal Revenue Code, and any remaining shares would vest in substantially equal monthly installments over a 3-year period, on each month end, so long as the executive continues to be employed by the Company on each such date. If the executive’s employment is terminated by the Company without cause, due to his resignation for good reason, or as the result of his death or disability, the vesting of the shares shall be accelerated. 36,000 of the restricted stock awards were vested as of December 13, 2011, the date of the reverse merger, for the one executive who opted to be so vested.

Out of the total options exercised into shares of common stock during 2011, the Company shall have the right to repurchase 354,791 shares of common stock at a price equal to the par value of such shares ($0.005 per share) in the event of either the resignation or the termination for cause according to the employment agreement of the employees with the Company or its subsidiary. The repurchase right will be subject to the same vesting periods as the option grants themselves. The Company accounted for the replacement of the options with an exercise price of $0.01, with 354,791 restricted shares, with similar vesting terms, as a modification of an award and determined that the fair value of the replaced award equals the new award and therefore no incremental costs should be recorded. As a result, the original stock based compensation of $1,177 continues to be expensed over the original vesting period.

Total stock based compensation expense was $3,288 and $14,836 for the six months ended June 30, 2012 and 2011.

Note 13
Business Segments and Geographic Data:

Effective December 13, 2011, the Company reorganized its business into three operating units to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment, in comparison, generates revenues from the sale of equipment, such as lasers, medical and aesthetic light and heat-based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended June 30, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL	TOTAL
Revenues	$50,464		$5,274	$3,168	$58,906
Costs of revenues	8,169		2,605	1,581	12,355
Gross profit	42,295		2,669	1,587	46,551
Gross profit %	83.8%		50.6%	50.1%	79.0%

Allocated operating expenses:
Engineering and product development	240		275	245	760
Selling and marketing expenses	27,544		2,421	1,103	31,068

Unallocated operating expenses	-		-	-	9,243
	27,784		2,696	1,348	41,071
Income (loss) from operations	14,511		(27)	239	5,480

Interest and other financing income (expense), net	-		-	-	(401)

Net income (loss) before taxes	$14,511	$	(27)	$239	$5,079

Three Months Ended June 30, 2011
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$32,459	$-	$1,388	$33,847
Costs of revenues	5,206	-	484	5,690
Gross profit	27,253	-	904	28,157
Gross profit %	84.0%	-%	65.1%	83.2%

Allocated operating expenses:
Engineering and product development	207	-	42	249
Selling and marketing expenses	14,853	-	537	15,390

Unallocated operating expenses	-	-	-	28,926
	15,060	-	579	44,565
Income (loss) from operations	12,193	-	325	(16,408)

Interest and other financing income (expense), net	-	-	-	161

Net income (loss) before taxes	$12,193	$-	$325	$(16,247)

Six Months Ended June 30, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL	TOTAL
Revenues	$92,665		$10,347	$6,167	$109,179
Costs of revenues	14,941		5,284	3,364	23,589
Gross profit	77,724		5,063	2,803	85,590
Gross profit %	83.9%		48.9%	45.4%	78.4%

Allocated operating expenses:
Engineering and product development	477		585	456	1,518
Selling and marketing expenses	49,693		4,950	2,260	56,903

Unallocated operating expenses	-		-	-	16,362
	50,170		5,535	2,716	74,783
Income (loss) from operations	27,554		(472)	87	10,807

Interest and other financing income (expense), net	-		-	-	(631)

Net income (loss) before taxes	$27,554	$	(472)	$87	$10,176

Six Months Ended June 30, 2011
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$66,086	$-	$2,502	$68,588
Costs of revenues	11,002	-	910	11,912
Gross profit	55,084	-	1,592	56,676
Gross profit %	83.4%	-%	63.6%	82.6%

Allocated operating expenses:
Engineering and product development	339	-	80	419
Selling and marketing expenses	29,058	-	979	30,037

Unallocated operating expenses	-	-	-	31,739
	29,397	-	1,059	62,195
Income (loss) from operations	25,687	-	533	(5,519)

Interest and other financing income (expense), net	-	-	-	192

Net income (loss) before taxes	$25,687	$-	$533	$(5,327)

For the three and six months ended June 30, 2012 and 2011, net revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America 1	$43,948	$23,312	$82,636	$47,848
Asia Pacific 2	8,466	8,174	13,773	16,812
Europe (including Israel)	6,245	1,685	11,453	2,983
South America	247	676	1,317	945
	$58,906	$33,847	$109,179	$68,588

1 United States	$37,470	$19,980	$70,093	$41,936
2 Japan	$6,847	$7,510	$10,174	$15,556

For the three and six months ended June 30, 2012 and 2011, long-lived assets by geographic area were as follows:

	Three Months Ended June 30,
	2012	2011
North America	$4,531	$1
Asia Pacific	-	-
Europe (including Israel)	813	718
South America	-	-
	$5,344	$719

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 14
Significant Customer Concentration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Customer A	11%	22%	8%	23%
Customer B	9%	11%	7%	11%

No other customer was more than 10% of total company revenues for the three and six months ended June 30, 2012 and 2011.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as “we,” “us,” “our,” “PhotoMedex,” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.

Introduction, Outlook and Overview of Business Operations

Our current strategic focus is built upon three key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing and a full product-life-cycle model representing the ability to develop and commercialize innovative products from concept thru regulatory and physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product life-cycle evolution.

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

•
Light-emitting Diode (LED) Technology. Our LED technology is used in both its Omnilux™ and Lumière™ Light Therapy systems. Omnilux is FDA cleared to treat wrinkles, acne, minor muscle pain and pigmented lesions, and is applicable to all skin types. Lumière is designed for use in non-medical applications and combines the LED light with a line of topical lotions to improve the appearance of fine lines, wrinkles, skin tone and blemishes, giving aesthetic professionals a complete non-invasive skin care solution.

Our revenue generation is categorized as either consumer, physician-recurring or professional. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 3.0 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Even at this level of sales, we believe we have ample opportunity for further expansion, as Japan’s 2010 population was over 127 million people and North America’s was approximately 400 million people—far greater than the more than three million who have already purchased our products.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $38.1 million and $22.7 million for the three months ended June 30, 2012 and 2011, respectively. Our consumer distribution segment in North America had sales of approximately $71.0 million and $46.8 million for the six months ended June 30, 2012 and 2011, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty and others; home shopping channels such as HSN; and online retailers such as Amazon, Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $12.3 million and $9.8 million for the three months ended June 30, 2012 and 2011, respectively. In the international consumer segment, sales were approximately $21.5 million and $19.3 million for the six months ended June 30, 2012 and 2011, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom, Argentina and Australia. Our distribution has become geographically diverse over the past year; for example, as revenues have increased, our Japanese distributor, Ya-Man, Ltd., accounted for approximately 11% and 8% of our total revenues for the three and six months ended June 30, 2012, compared to 22% and 23% of total revenues for the three and six months ended June 30, 2011.

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

NEOVA®

Sales of the NEOVA skin care products at present are driven by physicians, who act as spokespersons to their patients in support of the NEOVA line. We have historically marketed to physicians in the dermatology and plastic surgery field, but plan to supplement these efforts with a direct-to-consumer approach to lead patients into those practices. NEOVA addresses a sizeable global market for anti-aging skin care products.

Professional

Sales under the professional business segment are mainly generated from capital equipment, such as our Velocity and VTRAC equipment, our LHE® brand products and our Omnilux and Lumière Light Therapy systems.

This segment is an area of opportunity for us since the reverse acquisition with Radiancy, Inc., or Radiancy, completed on December 13, 2011. We now possess a greatly expanded product offering for the physician community. In addition, following the December 2011 reverse acquisition, we inherited from Pre-merged PhotoMedex a 48-person, experienced direct sales force that already reaches a network of approximately 3,000 physician locations in the U.S. We are now also distributing through this direct sales force the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this fully trained sales staff as a significant opportunity.

Sales and Marketing

As of June 30, 2012, our sales and marketing personnel consisted of 64 full-time positions.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and six months ended June 30, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Consumer	$50,464	$32,459	$92,665	$66,086
Physician Recurring	5,274	-	10,347	-
Professional	3,168	1,388	6,167	2,502

Total Revenues	$58,906	$33,847	$109,179	$68,588

We completed the reverse acquisition on December 13, 2011 and as such, our Pre-merged PhotoMedex revenues are included only from the completion date forward. There were no corresponding revenues for the periods ended June 30, 2011.

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Direct-to-consumer	$33,696	$19,268	$65,212	$39,331
Distributors	7,007	8,346	11,700	17,334
Retailers and home shopping channels	9,761	4,845	15,753	9,421

Total Consumer Revenues	$50,464	$32,459	$92,665	$66,086

For the three months ended June 30, 2012, consumer products revenues were $50,464 compared to $32,459 in the three months ended June 30, 2011. For the six months ended June 30, 2012, consumer products revenues were $92,665 compared to $66,086 in the six months ended June 30, 2011. The increases of 55.5% and 40.2%, respectively, during the periods were mainly due to the following reasons:

•
Direct to Consumer. Revenues for the three months ended June 30, 2012 were $33,696 compared to $19,268 for the same period in 2011. Revenues for the six months ended June 30, 2012 were $65,212 compared to $39,331 for the same period in 2011. The increase of 75% and 66%, respectively, were mainly due to our successful marketing programs which have led to rapid year-over-year revenue growth. Additionally, in May 2011, we launched marketing programs in the United Kingdom (“UK”), resulting in approximately $3,644 and $6,966 in revenues for the three and six months ended June 30, 2012, respectively, compared to $643 for the three and six months ended June 30, 2011.

•
Retailers and Home Shopping Channels. Revenues for the three months ended June 30, 2012 were $9,761 compared to $4,845 for the same period in 2011. Revenues for the six months ended June 30, 2012 were $15,753 compared to $9,421 for the same period in 2011. The increases of 101% and 67%, respectively, were also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK.

•
Distributors Channels. Revenues for the three months ended June 30, 2012 were $7,007 compared to $8,346 for the same period in 2011. Revenues for the six months ended June 30, 2012 were $11,700 compared to $17,334 for the same period in 2011. The decreases of 16% and 33%, respectively, were mainly attributed to a key partner’s desire to reduce their inventory levels on all product lines carried over from 2011 and into 2012.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
North America	$38,141	$22,668	$71,138	$46,751
International	12,323	9,791	21,527	19,335

Total Consumer Revenues	$50,464	$32,459	$92,665	$66,086

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
XTRAC Treatments	$1,977	$-	$3,656	$-
Neova skincare	2,135	-	4,300	-
Surgical products	472	-	1,012	-
Other	690	-	1,379	-

Total Physician Recurring Revenues	$5,274	$-	$10,347	$-

All revenues in this segment are generated through the Pre-merged PhotoMedex products. We completed the reverse acquisition on December 13, 2011. In accordance with generally accepted accounting principles, these revenues are included only from the completion date forward. There were no corresponding revenues for the periods ended June 30, 2011.

XTRAC Treatments

Recognized treatment revenue for the three months ended June 30, 2012 was $1,977. Recognized treatment revenue for the six months ended June 30, 2012 was $3,656. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and six months ended June 30, 2012, we deferred net revenues of $72 and $217, respectively, under this approach.

NEOVA skincare

For the three and six months ended June 30, 2012, revenues were $2,135 and $4,300, respectively. These revenues are generated from the sale of various skin, hair care and wound products to physicians in both the domestic and international markets.

Surgical products

For the three and six months ended June 30, 2012, revenues were $472 and $1,012, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
North America	$4,602	$-	$9,027	$-
International	672	-	1,320	-

Total Physicians Recurring Revenues	$5,274	$-	$10,347	$-

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Dermatology equipment	$1,294	$-	$2,652	$-
LHE equipment	1,418	1,388	2,409	2,502
Omnilux/Lumiere equipment	336	-	928	-
Surgical lasers	120	-	178	-

Total Professional Revenues	$3,168	$1,388	$6,167	$2,502

The Dermatology equipment, Omnilux/Lumiere equipment and Surgical lasers revenues in this segment are all generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition, in accordance with generally accepted accounting principles on December 13, 2011, these revenues are included only from the completion date forward. There were no corresponding revenues for the periods ended June 30, 2011.

Dermatology equipment

For the three months ended June 30, 2012, dermatology equipment revenues were $1,294. Included in this amount were domestic XTRAC laser sales of $326 on 7 lasers sold. For the six months ended June 30, 2012, dermatology equipment revenues were $2,652. Included in this amount were domestic XTRAC laser sales of $794 on 17 lasers sold. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference as well as a means of addressing under-performing accounts while preserving the vendor-customer relationship. We believe that we are able to reach, at reasonable margins, a sector of the laser market that is better suited to a sale model than a per-procedure, or consignment, model. The international sales of our XTRAC and VTRAC systems were $968 for the three months ended June 30, 2012. We sold 38 systems for the three months ended June 30, 2012, 27 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. The international sales of our XTRAC and VTRAC systems were $1,858 for the six months ended June 30, 2012. We sold 67 systems for the six months ended June 30, 2012, 44 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

LHE® brand products

For the three and six months ended June 30, 2012, LHE® brand products revenues were $1,418 and $2,409, respectively. These revenues are generated from the sale of mainly Mistral™, Kona™, FTD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

Omnilux/Lumiere equipment

For the three and six months ended June 30, 2012, Omnilux/Lumiere equipment revenues were $336 and $928, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three and six months ended June 30, 2012, surgical laser revenues were $120, representing three laser systems and $178, representing four laser systems, respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
North America	$870	$644	$2,137	$1,097
International	2298	744	4,030	1,405

Total Professional Revenues	$3,168	$1,388	$6,167	$2,502

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Consumer	$8,169	$5,206	$14,941	$11,002
Physician Recurring	2,605	-	5,284	-
Professional	1,581	484	3,364	910

Total Cost of Revenues	$12,355	$5,690	$23,589	$11,912

Overall, cost of revenues has increased in all segments due to the related increases in revenues for each of the three segments. As we completed the reverse acquisition on December 13, 2011 the Pre-merged PhotoMedex cost of revenues are included only from the completion date forward. There were no corresponding cost of revenues for the periods ended June 30, 2011.

Gross Profit Analysis

Gross profit increased to $46,551 for the three months ended June 30, 2012 from $28,157 during the same period in 2011. As a percentage of revenues, the gross margin decreased to 79.0% for the three months ended June 30, 2012 from 83.2% for the same period in 2011. Gross profit increased to $85,590 for the six months ended June 30, 2012 from $56,676 during the same period in 2011. As a percentage of revenues, the gross margin decreased to 78.4% for the three months ended June 30, 2012 from 82.6% for the same period in 2011.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$58,906	$33,847	$109,179	$68,588
Percent increase	74.0%		59.2%
Cost of revenues	12,355	5,690	23,589	11,912
Percent increase	117.1%		98.0%
Gross profit	$46,551	$28,157	$85,590	$56,676
Gross margin percentage	79.0%	83.2%	78.4%	82.6%

The primary reasons for the changes in gross profit and the gross margin percentage for the three and six months ended Jun 30, 2012, compared to the same period in 2011, were due to a change in the sales mix. Both the Physician Recurring and Professional segments, which have lower gross margins than the Consumer segment, had increases in revenues over the comparable prior year periods and therefore represent a higher percentage of the sales mix. As a result of purchase accounting rules, the operating results of the pre-merged PhotoMedex, which are mainly attributable to the Physician recurring and Professional segments for the three-month and six-month periods ended June 30, 2011 are not included in the above table for the periods ended June 30, 2011.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$50,464	$32,459	$92,665	$66,086
Percent increase	55.5%		40.2%
Cost of revenues	8,169	5,206	14,941	11,002
Percent increase	56.9%		35.8%
Gross profit	$42,295	$27,253	$77,724	$55,084
Gross margin percentage	83.8%	84.0%	83.9%	83.3%

Gross profit for the three months ended June 30, 2012 increased by $15,042 from the comparable period in 2011. Gross profit for the six months ended June 30, 2012 increased by $22,640 from the comparable period in 2011. The key factor for these increases was an increase in revenues as the gross margin percentage is consistent between the comparable periods.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$5,274	$-	$10,347	$-
Percent increase	100%		100%
Cost of revenues	2,605	-	5,284	-
Percent increase	100%		100%
Gross profit	$2,669	$-	$5,063	$-
Gross margin percentage	50.6%	N/A	48.9%	N/A

All revenues/costs for this segment are generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011, these revenues are included only from the completion date forward. There were no corresponding revenues/costs for the periods ended June 30, 2011.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$3,168	$1,388	$6,167	$2,502
Percent increase	128.2%		146.5%
Cost of revenues	1,581	484	3,364	910
Percent increase	226.7%		269.7%
Gross profit	$1,587	$904	$2,803	$1,592
Gross margin percentage	50.1%	65.1%	45.4%	63.6%

Gross profit for the three months ended June 30, 2012 increased by $683 from the comparable period in 2011. Gross profit for the six months ended June 30, 2012 increased by $1,211 from the comparable period in 2011. The key factor for the increases was the increase in revenues. For the three months ended June 30, 2012, the gross margin percentage was 50.1% compared to 65.1% for the three months ended June 30, 2011. For the six months ended June 30, 2012, the gross margin percentage was 45.4% compared to 63.6% for the six months ended June 30, 2011. The decrease was due to the addition of the Pre-merged PhotoMedex products. The Dermatology equipment, Omnilux/Lumiere equipment and Surgical laser revenues in this segment are all generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011 these revenues/costs are included only from the completion date forward. There were no corresponding revenues/costs for the periods ended June 30, 2011.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2012 increased to $760 from $249 for the three months ended June 30, 2011. Engineering and product development expenses for the six months ended June 30, 2012 increased to $1,518 from $419 for the six months ended June 30, 2011. $487 and $987, respectively, of the increases is directly related to engineering and product development expenses related to the Pre-merged PhotoMedex products. The reverse merger occurred on December 13, 2011; therefore, only expenses from the completion date forward are included. There were no corresponding engineering and product development expenses related to Pre-merged PhotoMedex, for the periods ended June 30, 2011. The remaining increase was related to the engineering and product development expenses for the development of additional products.

Selling and Marketing Expenses

For the three months ended June 30, 2012, selling and marketing expenses increased to $31,068 from $15,390 for the three months ended June 30, 2011. For the six months ended June 30, 2012, selling and marketing expenses increased to $56,903 from $30,037 for the six months ended June 30, 2011. These increases were primarily for the following reasons:

•
We increased no!no! Hair Removal 8800™ direct to consumer activities in North America and the UK via infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses. There was a 75% and 66% increase in direct to consumer revenues between the comparable three-month and six-month periods, respectively, which was the result of an increase in the consumer advertising and selling activities (media buying, advertisement, public relations, production of commercials and relevant marketing materials).

•
There were increases of approximately $2,749 and $5,728 in costs related to our Pre-merged PhotoMedex expenses for the three and six months ended June 30, 2012, respectively. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward. Consequently, there were no corresponding sales and marketing expenses related to Pre-merged PhotoMedex, for the periods ended June 30, 2011.

General and Administrative Expenses

For the three months ended June 30, 2012, general and administrative expenses decreased to $9,243 from $28,926 for the three months ended June 30, 2011. For the six months ended June 30, 2012, general and administrative expenses decreased to $16,362 from $31,739 for the six months ended June 30, 2011. The decreases were due to the following reasons:

•
These decreases were mainly due to a stock based compensation expense of $ 27.1 million including the cash bonus of $12.3 million for the three and six months ended June 30, 2011. On June 30, 2011, the Radiancy board of directors awarded its Chief Executive Officer (i) a stock award of up to 1,017,065 shares of the Radiancy's common stock and (ii) a $12.3 million cash bonus as a "gross-up" for reimbursement of tax payments (tax obligations, withholdings and other tax-related liabilities in connection with the stock bonus and cash award).

•	Offsetting the above decreases, in part, were increases of $3,671 and $4,797 in legal expense due to the completion of major litigation.
•
There were increases of approximately $2,371 and $5,738 in the three and six months ended June 30, 2012, respectively, in costs related to our Pre-merged PhotoMedex expenses. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward. Consequently, there were no corresponding general and administrative expenses, related to Pre-merged PhotoMedex, for the periods ended June 30, 2011.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended June 30, 2012 increased to $401, as compared to income of $161 for the three months ended June 30, 2011. The increase of $562 is mainly due to an increase in interest expense of $223. Net interest and other financing expense for the six months ended June 30, 2012 increased to $631, as compared to income of $192 for the six months ended June 30, 2011. The increase of $631 is mainly due to an increase in interest expense of $412. The interest expense related to the term note that was assumed in the reverse merger. There was no corresponding expense in the three and six months ended June 30, 2011. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP.

Taxes on Income (Loss), Net

For the three months ended June 30, 2012, the net taxes on income amounted to $866 as compared to a benefit of $6,202 for the three months ended June 30, 2011. For the six months ended June 30, 2012, the net taxes on income amounted to $1,106 as compared to a benefit of $3,367 for the six months ended June 30, 2011. These changes were mainly due the net losses for the three and six months ended June 30, 2011. Partially offsetting the tax expense for the six months ended June 30, 2012, was a receivable we recorded, for federal taxes paid in 2010 due to the expected carry back of our 2011 net operating loss from Radiancy, Inc. for a refund of the 2010 taxes paid. The receivable is net of alternative minimum tax that is residual to 2010.

Net Income (Loss)

The factors described above resulted in net income of $4,213 during the three months ended June 30, 2012, as compared to a net loss of $10,045 during the three months ended June 30, 2011, an increase of 141.9%. The factors described above resulted in net income of $9,070 during the six months ended June 30, 2012, as compared to a net loss of $1,960 during the six months ended June 30, 2011, an increase of 562.8%.

Management utilizes certain non-GAAP financial measures to monitor our performance.

We present a computation of non-GAAP adjusted income and non-GAAP adjusted income per share. We define non-GAAP adjusted income as income before depreciation and amortization, income tax expense, stock-based compensation expense, severance costs, interest expense - net, transaction-related expense and major litigation expense. We believe that non-GAAP adjusted income is a meaningful measure which may be used when making period-to-period comparisons. Non-GAAP adjusted income is considered to be a non-GAAP financial measure and should be viewed in conjunction with net income on the Consolidated Statement of Comprehensive Income.

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

Specifically, management believes the non-GAAP measures provide useful information to both management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, we believe non-GAAP measures enhance the comparability of results against prior periods.

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods (in thousands, except earnings per share data):

	For the Three Months ended June 30,
	2012	2011	Change

Net income (loss)	$4,213	$(10,045)	$14,258

Adjustments:
Depreciation and amortization	1,389	92	1,297
Stock-based compensation expense	1,535	14,786	(13,251)
Completed litigation expense	3,801	118	3,683
Deal-related expenses	-	12,364	(12,364)
Other investment financing costs	-	-	-
Severance and related costs	166	-	166
Interest expense, net	219	-	219
Income tax expense	866	(6,202)	7,068
Non-GAAP adjusted income	$12,189	$11,113	$1,076

Shares outstanding at June 30, 2012	21,881	21,881

Non-GAAP adjusted income per share	$0.56	$0.51	$(0.05)

	For the Six Months ended June 30,
	2012	2011	Change

Net income (loss)	$9,070	$(1,960)		$11,030

Adjustments:
Depreciation and amortization	2,721	184		2,537
Stock-based compensation expense	3,288	14,836		(11,548)
Completed litigation expense	5,595	798		4,797
Deal-related expenses	-	12,364		(12,364)
Other investment financing costs	400	-		400
Severance and related costs	254	-		254
Interest expense, net	408	-		408
Income tax expense	1,106	(3,367)		4,473
Non-GAAP adjusted income	$22,842	$22,855	$	(13)

Shares outstanding at June 30, 2012	21,881	21,881

Non-GAAP adjusted income per share	$1.04	$1.04		$0.00

Liquidity and Capital Resources

At June 30, 2012, our current ratio was 3.15 compared to 1.99 at December 31, 2011. As of June 30, 2012 we had $81,817 of working capital compared to $30,768 as of December 31, 2011. Cash and cash equivalents were $52,886 as of June 30, 2012, as compared to $16,549 as of December 31, 2011.

On April 27, 2012, we closed on a two-tranche registered offering in which we sold an aggregate of 3,023,432 shares of its common stock at an offering price of $13.23 per share. The sale resulted in net proceeds of approximately $37.8 million. The net proceeds will be used for general corporate purposes, including capital expenditures, continued product development, sales and marketing initiatives and working capital.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the third quarter of 2013.

Net cash and cash equivalents used in operating activities was $2,346 for the six months ended June 30, 2012 compared to $14,607 for the six months ended June 30, 2011. The decrease was primarily due to increases in accounts receivables, inventory and prepaid assets.

Net cash and cash equivalents used in investing activities was $1,230 for the six months ended June 30, 2012 compared to cash provided by of $8,335 for the six months ended June 30, 2011. This was primarily due to the proceeds from short term deposits of $8,500 for the six months ended June 30, 2011. This was partially offset by an increase in the placement of lasers into service.

When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.

Net cash and cash equivalents provided by financing activities was $35,302 for the six months ended June 30, 2012 compared to $0 for the six months ended June 30, 2011. In the six months ended June 30, 2012, we had proceeds from issuance of common stock, net of $37,515, which was partially offset by repayments of $2,000 on long-term debt and $351 for certain notes payable.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2011 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2012, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2011, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the six months ended June 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2011.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our CEO and CFO have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

    There was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting in current periods. As discussed more fully in Note 2 to our Consolidated Financial Statements, on December 13, 2011, Pre-merged PhotoMedex, a Nevada public company, acquired Radiancy, a privately held company, in a purchase business combination that was accounted for as a reverse acquisition. Because the financial statements and information relating to Radiancy now constitute the financial statements and information of the “Company” and the operations of Pre-merged PhotoMedex were approximately 20% based on consolidated revenues, prior to and subsequent to the business combination compared to those of the post-combination consolidated entity, meaningful evaluation of the effectiveness of internal control over financial reporting as of June 30, 2012 would need to focus on the internal controls of Radiancy. Prior to the transaction, Radiancy was a privately held company, and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for Radiancy and the implementation of internal controls over financial reporting for the post-combination consolidated entities, have required and will continue to require significant time and resources from our management and other personnel.

PART II - Other Information

ITEM 1. Legal Proceedings

Tria Beauty, Inc.

We have entered into a settlement agreement with TRIA Beauty, Inc. (“TRIA”). All matters of pending litigation between Radiancy and TRIA have been dismissed with prejudice, including: (i) TRIA Beauty, Inc. v. Radiancy, Inc., Case No. CV-10-5030 (NJV) USDC District of Northern California; and (ii) Radiancy, Inc. v. TRIA Beauty, Inc, Index No. 650025/2011 Supreme Court of the State of New York. The terms of the settlement agreement were reduced to a written agreement dated June 29, 2012; the terms of the foregoing settlement are confidential to the parties thereto.

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

ITEM 1A. Risk Factors

As of June 30, 2012, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. Other Information

FR National Life Lease Renewal

On February 22, 2012, we entered into a renewal of our lease with FR National Life LLC (the “FR National Life Lease”) on our Carlsbad, California facility. The lease renewal is for three years.

The foregoing description of the material terms of the FR National Life Lease does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the FR National Life Lease that is filed as an exhibit to this quarterly report on Form 10-Q for the period ending June 30, 2012.

ITEM 6.  Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)

10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.14	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (12)
10.15	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (12)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.19	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (10)
10.20	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (11)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.25	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.30	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (18)
10.31	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.36	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Michael Stewart on July 4, 2011. (19)
10.37	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (20)

10.38	Amended and Restated Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (19)
10.39	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.44	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Michael R. Stewart (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed with this Form 10-Q.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†
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

PHOTOMEDEX, INC.

Date August 14, 2012	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date August 14, 2012	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer