Form 10-Q
period 2012-11-13
PHOTOMEDEX INC
filed 2012-11-13
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of November 13, 2012 was 21,478,303 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$36,807	$16,549
Short term bank deposit	18,000	-
Accounts receivable, net of allowance for doubtful accounts of $5,974 and $3,196, respectively	20,516	12,393
Inventories, net	23,962	19,208
Deferred tax asset	11,075	10,079
Prepaid expenses and other current assets	11,153	3,611
Total current assets	121,513	61,840

Property and equipment, net	5,993	5,324
Patents and licensed technologies, net	13,117	14,435
Other intangible assets	11,160	11,950
Goodwill, net	24,510	24,005
Deferred tax asset	25,653	26,218
Funds in respect of employee rights upon retirement and other assets	710	559
Total assets	$202,656	$144,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$17	$504
Current portion of long-term debt	-	1,720
Accounts payable	10,895	8,111
Accrued compensation and related expenses	3,079	3,800
Other accrued liabilities	15,030	15,110
Deferred revenues	4,381	1,948
Total current liabilities	33,402	31,193
Long-term liabilities:
Long-term debt, net of current maturities	-	8
Deferred revenues	3,002	1,381
Other liabilities	238	504
Liability for employee rights upon retirement	554	520
Total liabilities	37,196	33,606

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 21,476,636 and 18,821,728 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	215	188
Treasury stock at cost, 16,056 shares of common stock	(250)	(250)
Additional paid-in capital	135,220	97,972
Retained earnings	29,408	12,813
Accumulated other comprehensive income	867	2
Total stockholders’ equity	165,460	110,725
Total liabilities and stockholders’ equity	$202,656	$144,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2011

Revenues	$56,681	$34,745

Cost of revenues	11,281	8,142

Gross profit	45,400	26,603

Operating expenses:
Engineering and product development	628	281
Selling and marketing	28,285	15,468
General and administrative	6,231	4,540
	35,144	20,289

Operating profit	10,256	6,314

Other income (loss):
Interest and other financing income (expense), net	(231)	(91)

Income before income tax expense (benefit)	10,025	6,223

Income tax expense (benefit)	2,500	1,974

Net income	$7,525	$4,249

Net income per share:
Basic	$0.35	$0.34
Diluted	$0.35	$0.32

Shares used in computing net income per share:
Basic	21,205,675	12,342,160
Diluted	21,752,845	13,183,255

Other comprehensive income:
Foreign currency translation adjustments	961	-

Comprehensive income	$8,486	$4,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

Revenues	$165,860	$103,333

Cost of revenues	34,870	20,054

Gross profit	130,990	83,279

Operating expenses:
Engineering and product development	2,146	700
Selling and marketing	85,188	45,505
General and administrative	22,593	36,279
	109,927	82,484

Operating profit	21,063	795

Other income (loss):
Interest and other financing income (expense), net	(862)	101

Income before income tax expense (benefit)	20,201	896

Income tax expense (benefit)	3,606	(1,393)

Net income	$16,595	$2,289

Net income per share:
Basic	$0.83	$0.21
Diluted	$0.81	$0.20

Shares used in computing net income per share:
Basic	20,001,456	10,951,630
Diluted	20,548,626	11,670,555

Other comprehensive income:
Foreign currency translation adjustments	865	-

Comprehensive income	$17,460	$2,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income	Total
BALANCE, JANUARY 1, 2012	18,821,728	$188	$97,972	$(250)	$12,813	$2	$110,725
Issuance of warrants to consultants for services	-	-	98	-	-	-	98
Stock-based compensation – grants of common stock	30,000	-	405	-	-	-	405
Stock-based compensation related to stock options and restricted stock	-	-	4,329	-	-	-	4,329
Stock options issued to consultants for services	-	-	83	-	-	-	83
Issuance of common stock, net	3,023,432	30	37,484	-	-	-	37,514
Repurchase and retirement of common stock	(424,244)	(4)	(5,338)				(5,342)
Options exercised	7,964	-	54	-	-	-	54
Warrants-exercised	17,756	1	133	-	-	-	134
Other comprehensive income	-	-	-	-	-	865	865
Net income for the nine months ended September 30, 2012		-	-	-	16,595	-	16,595
BALANCE, SEPTEMBER 30, 2012	21,476,636	$215	$135,220	$(250)	$29,408	$867	$165,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$16,595	$2,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,176	274
Provision for doubtful accounts	3,404	2,378
Deferred income taxes	(332)	(5,162)
Stock-based compensation	4,817	16,436
Changes in operating assets and liabilities:
Accounts receivable	(11,434)	(6,780)
Inventories	(4,680)	(1,282)
Prepaid expenses and other assets	(7,533)	98
Accounts payable	3,040	(120)
Accrued compensation and related expenses	(729)	749
Other accrued liabilities (see Note 8)	(619)	635
Other liabilities	3,274	49
Deferred revenues	1,052	1,476
Net cash provided by operating activities	11,031	11,040

Cash Flows From Investing Activities:
Purchases of property and equipment	(277)	(229)
Lasers placed in service	(2,129)	-
Proceeds (investment) in short-term deposits	(18,000)	14,500
Amounts carried to patents	-	(57)
Increase in funds – employees retirement rights	(34)	(53)
Net cash (used in) provided by investing activities	(20,440)	14,161

Cash Flows From Financing Activities:
Payments on notes payable	(457)	-
Repayments of long term debt	(2,000)	-
Issuance of warrants	98	-
Proceeds from issuance of common stock, net	37,514	-
Repurchase of common stock	(5,342)	-
Proceeds from warrant exercises	134	-
Proceeds from option exercises	54	9
Net cash provided by financing activities	30,001	9
Effect of exchange rate changes on cash	(334)	-
Net increase in cash and cash equivalents	20,258	25,210
Cash and cash equivalents, beginning of period	16,549	7,581

Cash and cash equivalents, end of period	$36,807	$32,791

Supplemental information:
Cash paid for income taxes	$11,190	$6,254

Cash paid for interest	$77	$-

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

On December 13, 2011, the Company closed the merger with Radiancy, Inc. As of December 13, 2011, immediately after giving effect to the acquisition and the issuance of PhotoMedex, Inc.’s common stock to the former shareholders of Radiancy, Inc., the Company had 18,820,852 shares of common stock issued and outstanding. Immediately following the reverse merger, the pre-reverse merger shareholders of PhotoMedex, Inc. (“Pre-merged PhotoMedex”) collectively owned approximately 20% of the Company’s outstanding common stock, and the former Radiancy, Inc. stockholders owned approximately 80% of the Company’s outstanding common stock.

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

Basis of Presentation:

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“fiscal 2011”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have material impact on the Company’s equity, net assets or cash flows.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any future period.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include the results from the entities defined as Pre-merged PhotoMedex from December 14, 2011 (the day following the closing date of the reverse acquisition) forward. There are, therefore, no corresponding activities in 2011 for the three and nine months ended September 30, 2011.

During the measurement period of the reverse acquisition, provisional amounts have been retroactively adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date in connection with certain tax positions of the acquired entity and also with respect to adjustment to the calculation of the acquisition consideration (which was based on the equity interest that the accounting acquirer would have had to issue to the accounting acquiree equity interest holders). As such, the comparative information for the prior periods presented have been revised, specifically for deferred tax asset, other accrued liabilities, goodwill and additional paid in capital.

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

The Company provides a provision for product sales returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of products when a right of return exists. Reported revenues are shown net of the returns provision. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 8).

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

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2012 and 2011 is summarized as follows:

	September 30,
	2012	2011
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,661	$260
Additions charged to warranty expense	1,189	277
Expiring warranties	(307)	(-)
Claims satisfied	(1,076)	(191)
Total	1,467	346
Less: current portion	(1,229)	(346)
Accrued extended warranty	$238	$-

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

Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	21,205,675	12,342,160	20,001,456	10,951,630
Dilutive effect of stock options and warrants	547,170	841,095	547,170	718,925
Diluted number of common and common stock equivalent shares outstanding	21,752,845	13,183,255	20,548,626	11,670,555

Diluted earnings per share for the three and nine months ended September 30, 2012, exclude the impact of common stock options and warrants, totaling 1,949,365 shares, as the effect of their inclusion would be anti-dilutive.

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

Note 2
Reverse Acquisition:

On December 13, 2011, PhotoMedex closed the merger acquisition with Radiancy, Inc. in a transaction that was accounted for as a reverse acquisition, with Radiancy treated as the accounting acquirer. Radiancy was considered the accounting acquirer even though PhotoMedex was the issuer of common stock in the transaction, such that upon completion of the merger, the Company had 18,820,852 shares of common stock issued and outstanding, with the Pre-merged PhotoMedex, Inc. stockholders collectively owning approximately 20%, and the former Radiancy, Inc. stockholders owning approximately 80%, of the outstanding common stock of the Company. The 80%/20% ratio reflects the fact that warrants or options are not treated as equivalent outstanding common stock. Accordingly, the financial statements of Radiancy, Inc. are treated as the historical financial statements of the Company, with the results of the entities defined as Pre-merged PhotoMedex, Inc. included only from December 14, 2011 and thereafter.

The consideration transferred was $82,562, and included $1,842 of assumed debt, for the Pre-merged PhotoMedex assets. This amount was determined based on the amount of equity interest (shares, options and warrants) that Radiancy would have had to issue to PhotoMedex shareholders in order to provide, as agreed upon in the merger document, a 75%/25% ownership ratio on a fully converted basis. Consistent with this formula all warrants and options were treated as equivalent, share for share, with outstanding common stock. The fair value of the consideration effectively transferred by Radiancy was based on the market price of Pre-merged PhotoMedex shares which was $15.60 per-share (closing price) on December 13, 2011, the day on which the reverse acquisition became effective. This consideration transferred also included $20 million in cash, which Pre-merged PhotoMedex, used to liquidate its convertible debt, prior to the acquisition. The $82,562 of consideration transferred was adjusted down during the measurement period of the reverse acquisition from the previously reported period by $1,353 to due to a change in valuation on unvested restricted stock as of December 13, 2011.

The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. During the measurement period of the reverse acquisition, provisional amounts have been retroactively adjusted to reflect new information obtained about facts and

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

circumstances that existed as of the acquisition date in connection with certain tax positions of the acquired entity and as a result of such data in connection with certain tax election decisions concerning the sale of Photo Therapeutics Ltd. to Radiancy Ltd., the foreign subsidiary within the group and to the related realignment of its intellectual property prior to the reverse acquisition. As a result of the aforementioned, the net allocations to deferred tax assets were increased by $1,467 and were increased to taxes payable by $122 during the current period. The Company expects to complete in the fourth quarter 2012, its analysis of the usability of the net operating loss carry-forwards of Pre-merged PhotoMedex. According to the Company’s best conjecture, the analysis is not expected to result in a material change to goodwill. Based on the provisional purchase price allocation, the following table summarizes the estimated provisional fair value amounts of the assets acquired and liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$1,271
Accounts receivable	1,873
Inventories	7,136
Prepaid expenses and other current assets	639
Property and equipment	4,543
Patents and licensed technologies	13,500
Other intangible assets	12,000
Other assets	41
Deferred tax assets	28,589
Total assets acquired at fair value	69,592

Accounts payable	(6,333)
Accrued compensation and related expenses	(1,554)
Other accrued liabilities	(2,592)
Deferred revenues	(556)
Total liabilities assumed	(11,035)

Net assets acquired	$58,557

The purchase price exceeded the fair value of the net assets acquired by $24,005, which was recorded as goodwill.

The consolidated results of operations do not include any revenues or expenses related to the Pre-merged PhotoMedex business on or prior to December 13, 2011, the consummation date of the reverse acquisition. The Company’s unaudited pro-forma results for the three and nine months ended September 30, 2011 summarize the combined results of the Radiancy and PhotoMedex in the following table, assuming the reverse acquisition had occurred on January 1, 2011 and after giving effect to the reverse acquisition adjustments, including amortization of the tangible and intangible assets which were acquired in the transaction:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)

Net revenues	$42,876	$128,093
Net income	2,002	(3,911)
Net income per share:
Basic	$0.13	$(0.28)
Diluted	$0.12	$(0.27)
Shares used in calculating net income per share:
Basic	15,357,408	13,970,895
Diluted	16,198,503	14,689,820

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

Note 3
Inventories:

	September 30, 2012	December 31, 2011
	(unaudited)
Raw materials and work in progress	$11,059	$7,105
Finished goods	12,903	12,103
Total inventories	$23,962	$19,208

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment:

	September 30, 2012	December 31, 2011
	(unaudited)
Lasers-in-service	$6,304	$4,187
Equipment, computer hardware and software	3,724	3,576
Furniture and fixtures	602	529
Leasehold improvements	390	376
	11,020	8,668
Accumulated depreciation and amortization	(5,027)	(3,344)
Property and equipment, net	$5,993	$5,324

Depreciation and related amortization expense was $1,746 and $197 for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012 and December 31, 2011, net property and equipment included $70 and $61, respectively, of assets recorded under capitalized lease arrangements, of which $17 and $30 was included in current portion of long-term debt at September 30, 2012 and December 31, 2011, respectively. See Note 9, Long-Term Debt.

Note 5
Patents and Licensed Technologies, net:

	September 30, 2012	December 31, 2011
	(unaudited)

Gross Amount beginning of period	$15,124	$15,124
Additions	110	-
Translation differences	108	-
Gross Amount end of period	15,342	15,124

Accumulated amortization	(2,225)	(689)

Net Book Value	$13,117	$14,435

Related amortization expense was $1,530 and $78 for the nine months ended September 30, 2012 and 2011, respectively. An amount of $13,500, included in Patents, represents product and core technologies recorded as part of the purchase price allocation done in connection with the reverse acquisition in order to set the Pre-merged PhotoMedex assets to their respective fair values.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

Last three months of 2012	$509
2013	2,036
2014	2,036
2015	2,029
2016	2,021
Thereafter	4,486
Total	$13,117

Note 6
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, as further discussed in Note 2, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. During the measurement period of the reverse acquisition, provisional amounts have been retroactively adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date and as such, goodwill was decreased during the current period for a purchase price adjustment of $1,353 due to a change in the valuation of unvested restricted stock. Goodwill was also decreased during the current period due to a net change in the allocation to deferred tax assets for $1,346. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc, a private company includes, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post merger and now having access to capital markets and stockholder liquidity. During 2012, after the completion of the purchase price allocation, the goodwill will be allocated to the current reportable segments.

Balance at January 1, 2012	$24,005
Translation differences	505
Balance at September 30, 2012	$24,510

The Company has no impairment loss as of September 30, 2012.

Set forth below is a detailed listing of other definite-lived intangible assets:

	September 30, 2012			December 31, 2011
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,700	$6,300	$12,000	$5,700	$6,300	$12,000
Translation differences	46	73	119	-	-	-
Gross Amount end of period	5,746	6,373	12,119	5,700	6,300	12,000

Accumulated amortization	(455)	(504)	(959)	(24)	(26)	(50)

Net Book Value	$5,291	$5,869	$11,160	$5,676	$6,274	$11,950

Related amortization expense was $900 and $0 for the periods ended September 30, 2012 and 2011. Customer Relationships embody the value to the Company of relationships that pre-merged PhotoMedex had formed with its

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

customers. Trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

Last three months of 2012	$300
2013	1,200
2014	1,200
2015	1,200
2016	1,200
Thereafter	6,060
Total	$11,160

Note 7
Accrued Compensation and related expenses:

	September 30, 2012	December 31, 2011
	(unaudited)
Accrued payroll and related taxes	$599	$1,260
Accrued vacation	305	251
Accrued commissions and bonus	2,175	2,289
Total accrued compensation and related expense	$3,079	$3,800

Note 8
Other Accrued Liabilities:

	September 30, 2012	December 31, 2011
	(unaudited)
Accrued warranty, current	$1,229	$1,157
Accrued taxes, including liability for unrecognized tax benefit, see Note 11	4,028	5,101
Accrued sales returns (1)	7,219	6,143
Other accrued liabilities	2,554	2,588
Total other accrued liabilities	$15,030	$14,989

(1)	The activity in the sales returns liability account was as follows:

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Balance at beginning of year	$6,143	$3,406
Additions that reduce net sales	29,063	14,843
Deductions from reserves	(27,987)	(11,305)
Balance at end of period	$7,219	$6,944

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt, which the Company remained subject to in the reverse merger on December 13, 2011.

	September 30, 2012	December 31, 2011
	(unaudited)

Term note, net of unamortized debt discount of $0 and $302, respectively	$-	$1,698
Capital lease obligations	17	30
Sub-total	17	1,728
Less: current portion	(17)	(1,720)
Total long-term debt	$-	$8

Term Note
On March 19, 2010, Pre-merged PhotoMedex entered a Term Loan and Security Agreement with Clutterbuck Funds for a principal amount of $2.5 million, with interest accruing at a rate of 12% per annum. On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of the secured term loan to December 1, 2012. Starting in August 2011, Pre-merged PhotoMedex began monthly installments of principal such that the final payment at maturity would be $75. The collateral securing the first-position security interest of Clutterbuck Funds remained in place. On June 11, 2012, the Company paid off this loan and was relieved of all related obligations.

Capital Leases
The obligation under the Company’s capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 4, Property and Equipment).

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

Three months of 2012	$7
2013	11
Total minimum payments	18

Less: interest	(1)

Present value of total minimum obligations	$17

Note 10
Commitments and Contingencies:

During the nine month period ended September 30, 2012, the Company has entered into a settlement agreement with TRIA Beauty, Inc. (“TRIA”). All matters of pending litigation between Radiancy and TRIA have been dismissed with prejudice, including: (i) TRIA Beauty, Inc. v. Radiancy, Inc., Case No. CV-10-5030 (NJV) USDC District of Northern California; and (ii) Radiancy, Inc. v. TRIA Beauty, Inc, Index No. 650025/2011 Supreme Court of the State of New York. The terms of the settlement agreement were reduced to a written agreement dated June 29, 2012; such terms are confidential to the parties. The settlement is deemed to have no material effect on the Company’s consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

Note 11
Income Taxes:

The Company's effective tax rate is dependent upon the geographic distribution of its earnings or losses (mainly between US and Israel).

The difference between the Company's effective tax rates for the three and nine month periods ended September 30, 2012 and the U.S. Federal statutory rate (34%) resulted primarily from Pre-merged PhotoMedex current operations which have generated losses, which reduced the overall corporate tax expense and which will have effect on current tax expense when the Company elects to file a U.S. consolidated income tax return. In addition, the Company recorded a receivable for federal taxes paid in 2010 due to the expected carry-back of the Company’s 2011 net operating loss for a refund of the 2010 taxes paid by our subsidiary Radiancy, Inc. The receivable is net of alternative minimum tax that is residual to 2010. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the federal statutory rate (generally 16% to 26%, respectively).

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and can be ambiguous; the Company is, therefore, obliged to make many subjective assumptions and judgments regarding the application of such laws and regulations to its facts and circumstances. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company's subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

The Company continues to examine the usability of the loss carryforwards from Pre-merged PhotoMedex and the effect of income taxes on the recording of the reverse acquisition on December 13, 2011. For related discussion, see Note 2, Reverse Acquisition and Note 6, Goodwill and Other Intangibles.

Note 12
Employee Stock Benefit Plans:

Post-Reverse Merger
Following the closing of the reverse acquisition, the previous Non-Employee Director Stock Option Plan of PhotoMedex (the acquired entity) was adopted by the group. This plan has authorized 120,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 18,951 shares were reserved for outstanding stock options. The directors, who were elected to our Board in connection with the reverse merger, each received a one-time stock award of 5,000 shares of the Company’s common stock.

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

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2012 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2012	180,718	$19.54
Granted	739,000	15.87
Exercised	(7,964)	6.78
Cancelled	(11,129)	20.25
Outstanding, September 30, 2012	900,625	$16.63
Options exercisable at September 30, 2012	180,625	$19.48

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

At September 30, 2012, there was $11,650 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 3.8 years. The intrinsic value of options outstanding and exercisable at September 30, 2012 was not significant.

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the nine months ended September 30, 2012, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted-average assumptions:

Nine Months Ended September 30, 2012
Risk-free interest rate	1.2%
Volatility	85.53%
Expected dividend yield	0%
Expected life	5.5 years
Estimated forfeiture rate	0%

With respect to grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

On January 26, 2012, the Company issued 30,000 shares of common stock to the six non-employee directors for an aggregate fair value of $405.

On March 18, 2012, the Company granted an aggregate of 509,000 options to purchase common stock to a number of employees and consultants with a strike price of $14, which was higher than the quoted market value of our stock at the date of grants. The options vest over five years and expire ten years from the date of grant. Also on March 18, 2012, the Company granted an aggregate of 230,000 non-qualified options to purchase common stock to two executive employees with a strike price of $20, which was set to match the exercise price of the warrants issued in the reverse merger and was higher than the quoted market value of our stock at the date of grant. The aggregate fair value of the options granted was $6,652. The options vest over five years and expire ten years from the date of grant.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

Out of the total options exercised into shares of common stock during 2011, the Company shall have the right to repurchase 310,442 shares of common stock at a price equal to the par value of such shares ($0.005 per share) in the event of either the resignation or the termination for cause according to the employment agreement of the employees with the Company or its subsidiary. The repurchase right will be subject to the same vesting periods as the option grants themselves. The Company accounted for the replacement of the options with an exercise price of $0.05, with 310,442 restricted shares, with similar vesting terms, as a modification of an award and determined that the fair value of the replaced award equals the new award and therefore no incremental costs should be recorded. As a result, the original stock based compensation of $869 continues to be expensed over the original vesting period.

Total stock based compensation expense was $4,817 and $16,436 for the nine months ended September 30, 2012 and 2011.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended September 30, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL		TOTAL
Revenues	$49,638		$5,121		$1,922	$56,681
Costs of revenues	7,366		2,811		1,104	11,281
Gross profit	42,272		2,310		818	45,400
Gross profit %	85.2%		45.1%		42.6%	80.1%

Allocated operating expenses:
Engineering and product development	165		278		185	628
Selling and marketing expenses	24,980		2,575		730	28,285

Unallocated operating expenses	-		-		-	6,231
	25,145		2,853		915	35,144
Income (loss) from operations	17,127		(543)		(97)	10,256

Interest and other financing income (expense), net	-		-		-	(231)

Net income (loss) before taxes	$17,127	$	(543)	$	(97)	$10,025

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

Three Months Ended September 30, 2011
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$33,632	$-	$1,113	$34,745
Costs of revenues	7,719	-	423	8,142
Gross profit	25,913	-	690	26,603
Gross profit %	77.0%	-%	61.8%	76.6%

Allocated operating expenses:
Engineering and product development	245	-	36	281
Selling and marketing expenses	14,906	-	562	15,468

Unallocated operating expenses	-	-	-	4,540
	15,151	-	598	20,289
Income from operations	10,762	-	92	6,314

Interest and other financing income (expense), net	-	-	-	(91)

Net income before taxes	$10,762	$-	$92	$6,223

Nine Months Ended September 30, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL		TOTAL
Revenues	$142,303		$15,467		$8,090	$165,860
Costs of revenues	22,307		8,095		4,468	34,870
Gross profit	119,996		7,372		3,622	130,990
Gross profit %	84.3%		47.7%		44.8%	79.0%

Allocated operating expenses:
Engineering and product development	642		863		641	2,146
Selling and marketing expenses	74,673		7,526		2,989	85,188

Unallocated operating expenses	-		-		-	22,593
	75,315		8,389		3,630	109,927
Income (loss) from operations	44,681		(1,017)		(8)	21,063

Interest and other financing income (expense), net	-		-		-	(862)

Net income (loss) before taxes	$44,681	$	(1,017)	$	(8)	$20,201

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

Nine Months Ended September 30, 2011
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$99,718	$-	$3,615	$103,333
Costs of revenues	18,721	-	1,333	20,054
Gross profit	80,997	-	2,282	83,279
Gross profit %	81.2%	-%	62.8%	80.6%

Allocated operating expenses:
Engineering and product development	584	-	116	700
Selling and marketing expenses	43,963	-	1,542	45,505

Unallocated operating expenses	-	-	-	36,279
	44,547	-	1,658	82,484
Income from operations	36,450	-	624	795

Interest and other financing income (expense), net	-	-	-	101

Net income before taxes	$36,450	$-	$624	$896

For the three and nine months ended September 30, 2012 and 2011, net revenues by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America 1	$38,888	$23,958	$121,524	$71,807
Asia Pacific 2	9,533	8,538	23,306	25,349
Europe (including Israel)	7,170	1,964	18,623	4,947
South America	1,090	285	2,407	1,230
	$56,681	$34,745	$165,860	$103,333

1 United States	$31,380	$18,952	$101,473	$60,888
2 Japan	$8,144	$8,373	$18,318	$23,929

For the three and nine months ended September 30, 2012 and 2011, long-lived assets by geographic area were as follows:

	September 30,
	2012	2011
North America	$5,206	$-
Asia Pacific	-	-
Europe (including Israel)	787	791
South America	-	-
	$5,993	$791

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except share and per share amounts

Note 14
Significant Customer Concentration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	14%	24%	10%	23%
Customer B	9%	6%	8%	9%

No other customer was more than 10% of total company revenues for the three and nine months ended September 30, 2012 and 2011.

Note 15
Subsequent Events:

On November 6, 2012, The Company held its annual stockholders’ meeting. The following proposals were approved:

•	The re-election of the Board of Directors;
•	The appointment of Fahn Kanne, Grant Thornton Israel as the Company’s auditors for the 2012 financial statements.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $33.6 million and $23.3 million for the three months ended September 30, 2012 and 2011, respectively. Our consumer distribution segment in North America had sales of approximately $104.7 million and $70.1 million for the nine months ended September 30, 2012 and 2011, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty and others; home shopping channels such as HSN; and online retailers such as Amazon, Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $16.0 million and $10.3 million for the three months ended September 30, 2012 and 2011, respectively. In the international consumer segment, sales were approximately $37.6 million and $29.7 million for the nine months ended September 30, 2012 and 2011, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom, Argentina and Australia. Our distribution has become geographically diverse over the past year; for example, as revenues have increased, our Japanese distributor, Ya-Man, Ltd., accounted for approximately 14% and 10% of our total revenues for the three and nine months ended September 30, 2012, compared to 24% and 23% of total revenues for the three and nine months ended September 30, 2011.

Physician Recurring

Physician recurring sales primarily entail those generated under two of our product lines: (1) the XTRAC, a noninvasive, FDA-cleared solution for psoriasis and vitiligo, and (2) the NEOVA, a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging. Both XTRAC® and NEOVA® represent recurring revenue streams with significant market opportunities. In addition, our expertise in direct-to-consumer advertising and innovative marketing programs is anticipated to drive greater brand awareness and adoption for both XTRAC and NEOVA products.

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

Sales and Marketing

As of September 30, 2012, our sales and marketing personnel consisted of 67 full-time positions.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and nine months ended September 30, 2012. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Consumer	$49,638	$33,632	$142,303	$99,718
Physician Recurring	5,121	-	15,467	-
Professional	1,922	1,113	8,090	3,615

Total Revenues	$56,681	$34,745	$165,860	$103,333

We completed the reverse acquisition on December 13, 2011 and as such, our Pre-merged PhotoMedex revenues are included only from the completion date forward. There were no corresponding revenues for the periods ended September 30, 2011.

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Direct-to-consumer	$30,001	$18,614	$95,211	$57,945
Distributors	9,388	8,492	21,088	25,826
Retailers and home shopping channels	10,249	6,526	26,004	15,947

Total Consumer Revenues	$49,638	$33,632	$142,303	$99,718

For the three months ended September 30, 2012, consumer products revenues were $49,638 compared to $33,632 in the three months ended September 30, 2011. For the nine months ended September 30, 2012, consumer products revenues were $142,303 compared to $99,718 in the nine months ended September 30, 2011. The increases of 47.6% and 42.7%, respectively, during the periods were mainly due to the following reasons:

•
Direct to Consumer. Revenues for the three months ended September 30, 2012 were $30,001 compared to $18,614 for the same period in 2011. Revenues for the nine months ended September 30, 2012 were $95,211 compared to $57,945 for the same period in 2011. The increase of 61% and 64%, respectively, were mainly due to our successful marketing programs which have led to rapid year-over-year revenue growth. Additionally, in May 2011, we launched marketing programs in the United Kingdom (“UK”), resulting in approximately $3,278 and $10,244 in revenues for the three and nine months ended September 30, 2012, respectively, compared to $1,381 and $2,024 in revenues for the three and nine months ended September 30, 2011, respectively.

•
Retailers and Home Shopping Channels. Revenues for the three months ended September 30, 2012 were $10,249 compared to $6,526 for the same period in 2011. Revenues for the nine months ended September 30, 2012 were $26,004 compared to $15,947 for the same period in 2011. The increases of 57% and 63%, respectively, were also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK.

•
Distributors Channels. Revenues for the three months ended September 30, 2012 were $9,388 compared to $8,492 for the same period in 2011.The increase in revenues of 11% was due to increased marketing efforts by our partner in Japan as well as new product introduction. Revenues for the nine months ended September 30, 2012 were $21,088 compared to $25,826 for the same period in 2011. The decrease in revenues of 18% was mainly attributed to a key partner’s desire to reduce its inventory levels on all product lines carried over from 2011 and into 2012.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$33,579	$23,305	$104,717	$70,056
International	16,059	10,327	37,586	29,662

Total Consumer Revenues	$49,638	$33,632	$142,303	$99,718

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
XTRAC Treatments	$2,173	$-	$5,829	$-
Neova skincare	1,907	-	6,207	-
Surgical products	489	-	1,501	-
Other	552	-	1,930	-

Total Physician Recurring Revenues	$5,121	$-	$15,467	$-

All revenues in this segment are generated through the Pre-merged PhotoMedex products. We completed the reverse acquisition on December 13, 2011. In accordance with generally accepted accounting principles, these revenues are included only from the completion date forward. There were no corresponding revenues for the periods ended September 30, 2011.

XTRAC Treatments

Recognized treatment revenue for the three months ended September 30, 2012 was $2,173. Recognized treatment revenue for the nine months ended September 30, 2012 was $5,829. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and nine months ended September 30, 2012, we deferred net revenues of $95 and $312, respectively, under this approach.

NEOVA skincare

For the three and nine months ended September 30, 2012, revenues were $1,907 and $6,207, respectively. These revenues are generated from the sale of various skin, hair care and wound products to physicians in both the domestic and international markets.

Surgical products

For the three and nine months ended September 30, 2012, revenues were $552 and $1,930, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$4,537	$-	$13,563	$-
International	584	-	1,904	-

Total Physicians Recurring Revenues	$5,121	$-	$15,467	$-

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Dermatology equipment	$728	$-	$3,380	$-
LHE equipment	743	1,113	3,152	3,615
Omnilux/Lumiere equipment	366	-	1,295	-
Surgical lasers	85	-	263	-

Total Professional Revenues	$1,922	$1,113	$8,090	$3,615

The Dermatology equipment, Omnilux/Lumiere equipment and Surgical lasers revenues in this segment are all generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition, in accordance with generally accepted accounting principles on December 13, 2011, these revenues are included only from the completion date forward. There are no corresponding revenues for the periods ended September 30, 2011.

Dermatology equipment

For the three months ended September 30, 2012, dermatology equipment revenues were $728. Included in this amount were domestic XTRAC laser sales of $105 on 3 lasers sold. For the nine months ended September 30, 2012, dermatology equipment revenues were $3,380. Included in this amount were domestic XTRAC laser sales of $899 on 20 lasers sold. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. The international sales of our XTRAC and VTRAC systems were $623 for the three months ended September 30, 2012. We sold 26 systems for the three months ended September 30, 2012, 19 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. The international sales of our XTRAC and VTRAC systems were $2,481 for the nine months ended September 30, 2012. We sold 93 systems for the nine months ended September 30, 2012, 63 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

LHE® brand products

For the three and nine months ended September 30, 2012, LHE® brand products revenues were $743 and $3,152, respectively. These revenues are generated from the sale of mainly Mistral™, Kona™, FTD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

Omnilux/Lumiere equipment

For the three and nine months ended September 30, 2012, Omnilux/Lumiere equipment revenues were $366 and $1,295, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three and nine months ended September 30, 2012, surgical laser revenues were $85, representing three laser systems and $263, representing four laser systems, respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$463	$655	$2,600	$1,752
International	1,459	458	5,490	1,863

Total Professional Revenues	$1,922	$1,113	$8,090	$3,615

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Consumer	$7,366	$7,719	$22,307	$18,721
Physician Recurring	2,811	-	8,095	-
Professional	1,104	423	4,468	1,333

Total Cost of Revenues	$11,281	$8,142	$34,870	$20,054

Overall, cost of revenues has increased in all segments due to the related increases in revenues for each of the three segments. As we completed the reverse acquisition on December 13, 2011 the Pre-merged PhotoMedex cost of revenues are included only from the completion date forward. There were no corresponding cost of revenues for the periods ended September 30, 2011.

Gross Profit Analysis

Gross profit increased to $45,400 for the three months ended September 30, 2012 from $26,603 during the same period in 2011. As a percentage of revenues, the gross margin increased to 80.1% for the three months ended September 30, 2012 from 76.6% for the same period in 2011. Gross profit increased to $130,990 for the nine months ended September 30, 2012 from $83,279 during the same period in 2011. As a percentage of revenues, the gross margin decreased to 79.0% for the nine months ended September 30, 2012 from 80.6% for the same period in 2011.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$56,681	$34,745	$165,860	$103,333
Percent increase	63.1%		60.5%
Cost of revenues	11,281	8,142	34,870	20,054
Percent increase	38.6%		73.9%
Gross profit	$45,400	$26,603	$130,990	$83,279
Gross margin percentage	80.1%	76.6%	79.0%	80.6%

The primary reasons for the changes in gross profit and the gross margin percentage for the three and nine months ended September 30, 2012, compared to the same period in 2011, were due to a change in the sales mix within the Consumer segment with the direct channel, having the highest product gross margins, growing faster than the distributor and retail channels. Offsetting this, both the Physician Recurring and Professional segments, which have lower gross margins than the Consumer segment, had increases in revenues over the comparable prior year periods and, therefore, representing a higher percentage of the sales mix. As a result of purchase accounting rules, the operating results of the pre-merged PhotoMedex, which are mainly attributable to the Physician recurring and Professional segments for the three-month and nine-month periods ended June 30, 2011 are not included in the above table for the periods ended September 30, 2011.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$49,638	$33,632	$142,303	$99,718
Percent increase	47.6%		42.7%
Cost of revenues	7,366	7,719	22,307	18,721
Percent increase (decrease)	(4.6%)		19.2%
Gross profit	$42,272	$25,913	$119,996	$80,997
Gross margin percentage	85.2%	77.0%	84.3%	81.2%

Gross profit for the three months ended September 30, 2012 increased by $16,359 from the comparable period in 2011. Gross profit for the nine months ended September 30, 2012 increased by $38,999 from the comparable period in 2011. The key factor for these increases was an increase in revenues as well as a sales mix that favors the higher margin Consumer segment direct channel revenues.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$5,121	$-	$15,467	$-
Percent increase	100%		100%
Cost of revenues	2,811	-	8,095	-
Percent increase	100%		100%
Gross profit	$2,310	$-	$7,372	$-
Gross margin percentage	45.1%	N/A	47.7%	N/A

All revenues/costs for this segment are generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011, these revenues are included only from the completion date forward. There were no corresponding revenues/costs for the periods ended September 30, 2011.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,922	$1,113	$8,090	$3,615
Percent increase	72.7%		123.8%
Cost of revenues	1,104	423	4,468	1,333
Percent increase	161.0%		235.2%
Gross profit	$818	$690	$3,622	$2,282
Gross margin percentage	42.6%	62.0%	44.8%	63.1%

Gross profit for the three months ended September 30, 2012 increased by $128 from the comparable period in 2011. Gross profit for the nine months ended September 30, 2012 increased by $1,340 from the comparable period in 2011. The key factor for the increases was the increase in revenues. For the three months ended September 30, 2012, the gross margin percentage was 42.6% compared to 62.0% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the gross margin percentage was 44.8% compared to 63.1% for the nine months ended September 30, 2011. The decrease was due to the addition of the Pre-merged PhotoMedex products. The Dermatology equipment, Omnilux/Lumiere equipment and Surgical laser revenues in this segment are all generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011 these revenues/costs are included only from the completion date forward. There were no corresponding revenues/costs for the periods ended September 30, 2011.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2012 increased to $628 from $281 for the three months ended September 30, 2011. Engineering and product development expenses for the nine months ended September 30, 2012 increased to $2,146 from $700 for the nine months ended September 30, 2011. $432 and $1,419, respectively, of the increases is directly related to engineering and product development expenses related to the Pre-merged PhotoMedex products. The reverse merger occurred on December 13, 2011; therefore, only expenses from the completion date forward are included. There were no corresponding engineering and product development expenses related to Pre-merged PhotoMedex, for the periods ended September 30, 2011. The remaining increase was related to the engineering and product development expenses for the development of additional products.

Selling and Marketing Expenses

For the three months ended September 30, 2012, selling and marketing expenses increased to $28,285 from $15,468 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, selling and marketing expenses increased to $85,188 from $45,505 for the nine months ended September 30, 2011. These increases were primarily for the following reasons:

•
We increased no!no! Hair Removal 8800™ direct to consumer activities in North America and the UK via infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses. There was a 61% and 64% increase in direct to consumer revenues between the comparable three-month and nine-month periods, respectively, which was the result of an increase in the consumer advertising and selling activities (media buying, advertisement, public relations, production of commercials and relevant marketing materials).

•
There were increases of approximately $2,786 and $8,514 in costs related to our Pre-merged PhotoMedex expenses for the three and nine months ended September 30, 2012, respectively. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward. Consequently, there were no corresponding sales and marketing expenses related to Pre-merged PhotoMedex, for the periods ended September 30, 2011.

General and Administrative Expenses

For the three months ended September 30, 2012, general and administrative expenses increased to $6,231 from $4,540 for the three months ended September 30, 2011. The increase was due to the following reasons:

•
There was an increase of approximately $3,145 in the three months ended September 30, 2012, in costs related to our Pre-merged PhotoMedex expenses. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward. Consequently, there were no corresponding general and administrative expenses, related to Pre-merged PhotoMedex, for the period ended September 30, 2011.

For the nine months ended September 30, 2012, general and administrative expenses decreased to $22,593 from $36,279 for the nine months ended September 30, 2011. The decrease was due to the following reasons:

•
These decreases were mainly due to a stock based compensation expense of $ 27.1 million including the cash bonus of $12.3 million for the nine months ended September 30, 2011. On June 30, 2011, the Radiancy board of directors awarded its Chief Executive Officer (i) a stock award of up to 1,017,065 shares of the Radiancy's common stock and (ii) a $12.3 million cash bonus as a "gross-up" for reimbursement of tax payments (tax obligations, withholdings and other tax-related liabilities in connection with the stock bonus and cash award).

•	Offsetting the above decreases, in part, was an increase of $4,797 in legal expense due to the completion of major litigation.
•
There was an increase of approximately $8,883 in the nine months ended September 30, 2012, respectively, in costs related to our Pre-merged PhotoMedex expenses. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward. Consequently, there were no corresponding general and administrative expenses, related to Pre-merged PhotoMedex, for the periods ended September 30, 2011.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended September 30, 2012 increased to $231, as compared to $91 for the three months ended September 30, 2011. The increase of $140 is mainly due to an increase in financing costs related to currency conversions. Net interest and other financing expense for the nine months ended September 30, 2012 increased to $862, as compared to income of $101 for the nine months ended September 30, 2011. The increase of $963 is mainly due to an increase in interest expense of $413. The interest expense related to the term note that was assumed in the reverse merger. There was no corresponding expense in the three and nine months ended September 30, 2011. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP.

Taxes on Income, Net

For the three months ended September 30, 2012, the net taxes on income amounted to $2,500 as compared to $1,974 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the net taxes on income amounted to $3,606 as compared to a benefit of $1,393 for the nine months ended September 30, 2011. Partially offsetting the tax expense for the nine months ended September 30, 2012, was a receivable we recorded, due to the expected carry-back of our 2011 net operating loss from Radiancy, Inc. for a refund of the 2010 federal taxes paid. The receivable is net of alternative minimum tax that is residual to 2010.

Net Income

The factors described above resulted in net income of $7,525 during the three months ended September 30, 2012, as compared to $4,249 during the three months ended September 30, 2011, an increase of 77%. The factors described above resulted in net income of $16,595 during the nine months ended September 30, 2012, as compared to $2,289 during the nine months ended September 30, 2011, an increase of 625%.

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

The following table illustrates the impact of major expenses, in particular depreciation, amortization and stock option expense, between the periods (in thousands, except earnings per share data):

	For the Three Months ended September 30,
	2012	2011	Change

Net income	$7,525	$4,249	$3,276

Adjustments:
Depreciation and amortization	1,402	90	1,312
Stock-based compensation expense	1,531	1,600	(69)
Completed litigation expense	-	680	(680)
Deal-related expenses	-	-	-
Other investment financing costs	-	-	-
Severance and related costs	-	-	-
Interest expense, net	(6)	-	(6)
Income tax expense	2,500	1,974	526
Non-GAAP adjusted income	$12,952	$8,593	$4,359

Shares outstanding at September 30, 2012	21,477	21,477

Non-GAAP adjusted income per share	$0.60	$0.40	$0.20

	For the Nine Months ended September 30,
	2012	2011	Change

Net income	$16,595	$2,289	$14,306

Adjustments:
Depreciation and amortization	4,176	274	3,902
Stock-based compensation expense	4,817	16,436	(11,619)
Completed litigation expense	5,595	798	4,797
Deal-related expenses	-	12,364	(12,364)
Other investment financing costs	400	-	400
Severance and related costs	254	-	254
Interest expense, net	401	-	401
Income tax expense	3,606	(1,393)	4,999
Non-GAAP adjusted income	$35,844	$30,768	$5,076

Shares outstanding at September 30, 2012	21,477	21,477

Non-GAAP adjusted income per share	$1.67	$1.43	$0.24

Liquidity and Capital Resources

At September 30, 2012, our current ratio was 3.64 compared to 1.99 at December 31, 2011. As of September 30, 2012 we had $88,111 of working capital compared to $30,768 as of December 31, 2011. Cash and cash equivalents were $36,807 as of September 30, 2012, as compared to $16,549 as of December 31, 2011. In addition, we had $18,000 in short term bank deposits as compared to $0 as of December 31, 2011.

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

On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. To date, the Company has repurchased 424,244 shares at an average price of $12.59 per share for a total of $5,342.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the fourth quarter of 2013.

Net cash and cash equivalents provided in operating activities was $11,031 for the nine months ended September 30, 2012 compared to $11,040 for the nine months ended September 30, 2011.

Net cash and cash equivalents used in investing activities was $20,440 for the nine months ended September 30, 2012 compared to cash provided by of $14,161 for the nine months ended September 30, 2011. This was primarily due to the purchase of short term deposits of $18,000 and an increase in the placement of lasers into service for the nine months ended September 30, 2012 compared to proceeds from short term deposits of $14,500 for the nine months ended September 30, 2011.

When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.

Net cash and cash equivalents provided by financing activities was $30,001 for the nine months ended September 30, 2012 compared to $9 for the nine months ended September 30, 2011. In the nine months ended September 30, 2012, we had proceeds from issuance of common stock, net of $37,515, which was partially offset by the repurchase of common stock of $5,340, repayments of $2,000 on long-term debt and $458 for certain notes payable.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2011 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2012, we had no off-balance sheet arrangements.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the nine months ended September 30, 2012, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2011.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

There was a change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting in current periods. As discussed more fully in Note 2 to our Consolidated Financial Statements, on December 13, 2011, Pre-merged PhotoMedex, a Nevada public company, acquired Radiancy, a privately held company, in a purchase business combination that was accounted for as a reverse acquisition. Because the financial statements and information relating to Radiancy now constitute the financial statements and information of the “Company” and the operations of Pre-merged PhotoMedex were approximately 20% based on consolidated revenues, prior to and subsequent to the business combination compared to those of the post-combination consolidated entity, meaningful evaluation of the effectiveness of internal control over financial reporting as of September 30, 2012 would need to focus on the internal controls of Radiancy. Prior to the transaction, Radiancy was a privately held company, and therefore its controls were not required to be designed or maintained in accordance with Exchange Act Rule 13a-15. The design of public company internal controls over financial reporting for Radiancy and the implementation of internal controls over financial reporting for the post-combination consolidated entities, have required and will continue to require significant time and resources from our management and other personnel.

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

ITEM 1A. Risk Factors

As of September 30, 2012, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered sales of equity securities and use of proceeds

None.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

30 Ramland Road LLC Lease Renewal

On August 24, 2012, we entered into a renewal of our lease with 30 Ramland Road LLC (the “Ramland Road Lease”) on our Orangeburg, New York facility. The lease renewal is for four years.

The foregoing description of the material terms of the Ramland Road Lease does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Ramland Road Lease that is filed as an exhibit to this quarterly report on Form 10-Q for the period ending September 30, 2012.

ITEM 6.  Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)

10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.14	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (12)
10.15	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (12)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.19	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (10)
10.20	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (11)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.25	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.30	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (18)
10.31	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.36	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Michael Stewart on July 4, 2011. (19)
10.37	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (20)
10.38	Amended and Restated Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (19)
10.39	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Michael Stewart. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)

10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.44	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Michael R. Stewart (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed with this Form 10-Q.

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

PHOTOMEDEX, INC.

Date November 13, 2012	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date November 13, 2012	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer