Form 10-K
period 2012-12-31
PHOTOMEDEX INC
filed 2013-03-18
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
(215) 619-3600
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock	Name of each exchange on which registered Nasdaq Global Select Market, TASE

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

Large accelerated filer [__]	Accelerated filer [X]

Non-accelerated filer [__]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The number of shares outstanding of our common stock as of June 29, 2012, was 21,881,182 shares. The aggregate market value of the common stock held by non-affiliates (12,324,609 shares), based on the closing market price ($12.15) of the common stock as of June 29, 2012 was $149,743,999.

As of March 15, 2013, the number of shares outstanding of our common stock was 21,043,947. The closing market price of our common stock as of March 15, 2013 was $16.17.

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

Our Company

PhotoMedex, Inc., re-incorporated in Nevada December 30, 2010, originally formed in Delaware in 1980, is a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We provide proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne and photo damage. Our experience in the physician market provides the platform to expand our skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products.

As a result of its December 2011 merger with Radiancy, Inc., PhotoMedex has added a range of home-use devices under the no!no!® brand, for various indications including hair removal, acne treatment and skin rejuvenation. We also offer a professional product line for acne clearance, skin tightening, psoriasis care and hair removal sold to physician clinics and spas.

On December 13, 2011, or the Merger Date, we closed the merger with Radiancy, Inc, formerly private company. As of December 13, 2011, after giving effect to the reverse acquisition and the issuance of PhotoMedex, Inc. common stock to the shareholders of Radiancy, Inc., we had 18,820,852 shares of common stock issued and outstanding, with the Pre-merged PhotoMedex, Inc. shareholders collectively owning approximately 20% and the former Radiancy, Inc. stockholders owning approximately 80%, of the outstanding common stock of the Company. In connection with the merger, Radiancy, Inc became a majority-owned subsidiary of PhotoMedex. We refer to this transaction as the “reverse merger” in this Annual Report on Form 10-K. References to “Pre-merged PhotoMedex” and “Pre-merged Radiancy” mean PhotoMedex, Inc. and Radiancy, Inc., respectively, prior to the Merger Date.

Our Key Strategies

Our technologies, products and research efforts are directed to addressing a worldwide aesthetic industry valued at $34 billion annually. We provide dermatologists, professional aestheticians, and consumers with the equipment and skin care products they need to treat psoriasis, vitiligo, acne, and UV damage, among other skin conditions. In December 2011, PhotoMedex merged with Radiancy Inc. which brought to PhotoMedex the no!no!® line of home-use consumer products for hair removal, acne treatment and skin rejuvenation. Radiancy also markets capital equipment to physicians, salons and med spas for hair removal, acne treatment, skin tightening and rejuvenation and psoriasis care. In addition to a synergistic product line, Radiancy possesses a proprietary consumer marketing engine built upon direct-to-consumer sales and creative marketing programs that drive brand awareness. During 2012, we began to benefit from the impact of these marketing methodologies and expertise on our XTRAC® Excimer Laser and NEOVA® topical skin care lines while continuing to realize organic and geographic growth of additional brands.

Skilled Direct Sales Force to Target Physician and Professional Segments

The merger has allowed us to blend our technologies and unique expertise in order to strengthen revenue lines, enable cross-selling and drive development opportunities for future growth. Pre-merged PhotoMedex has long been active in physician sales, having developed a portfolio of medical devises and topical formulations that are provided under various financial arrangements primarily to dermatologists and other aesthetic professionals at salons and med spas. These products comprise medical lasers for skin diseases such as psoriasis and vitiligo, phototherapies for acne and sun damage, therapeutic skin care and surgical laser systems, among other products. One of our competitive advantages is an experienced, 48-person, physician-targeted sales force that is currently selling into 3,000 U.S. locations. Since the December 2011 reverse merger, we are now capitalizing on this skilled sales force in order to drive greater adoption of our line of proprietary Light and Heat Energy (LHE®) products. These products, which provide skin rejuvenation, acne treatment, hair removal and other services for dermatologists and med spas, had been previously sold by a limited sales force comprising of a few individuals. We believe that the combination of this product line with Pre-merged PhotoMedex’s domestic U.S. sales infrastructure can expand the use of the LHE® products in multiple sales channels.

Expertise in Global Consumer Marketing

We have a highly advanced consumer sales engine accompanied by creative marketing programs, well-tested and successful direct-to-consumer marketing strategies and a global distributor and retail network. The no!no!® products are sold at roughly 5,000 retail outlets across 55 countries, through infomercials and print, radio other television advertising worldwide, online, on home shopping channels and at stores and kiosks.

We have begun to capitalize upon our consumer marketing expertise to further patient awareness of our XTRAC® Excimer Laser and NEOVA® topical skin care products, which have traditionally been marketed only to physicians and aesthetic professionals. By incorporating a direct-to-consumer element, we aim to increase brand awareness and direct patients into physicians’ practices in search of these products. Our experience in effectively penetrating culturally distinct regions with targeted advertising is also anticipated to further benefit the expansion of our non-device technologies into global consumer channels.

Blending Corporate Cultures

Ultimately, due to the sales channel and product line synergies between the Radiancy and Pre-merged PhotoMedex businesses, we believe that the combination of these two businesses will enable a revenue and earnings growth potential that neither firm would be able to achieve independently. Beyond these benefits, we have also developed complementary corporate cultures, with shared commitments to innovation, product quality and a high level of customer service to address the evolving needs of customers. We also emphasize the development of products and technologies that are backed by science and clinical support. We hold more than 90 clearances from the U.S. Food and Drug Administration (FDA) under Section 510(k) of the Food, Drug and Cosmetic Act, indicating that we have permission to commercialize such products in the U.S. based on having submitted safety and efficacy information to the FDA. See Government Regulations – Regulations Relating to Products and Manufacturing discussion below.

Full Product Life Cycle Model

Since 2004, we have introduced a portfolio of professional-grade consumer products for hair removal, acne treatment, skin rejuvenation and facial skin tightening. These products - marketed globally under the no!no!® brand - are built upon the same technology platforms that are used in medical devices for physicians and aestheticians. We have been able to bring the clinical solutions used by physicians and med spas to the consumer home-use market by successfully miniaturizing equipment into handheld products and engaging in a multi-faceted worldwide sales and marketing strategy. Under this type of “full product life cycle model,” the development of medical technology cleared through regulatory agencies, such as the FDA, and acceptance by dermatologists can ultimately lead to an effective new technology for consumer use.

Once a product idea is generated, it is refined and tested through the development stage, which includes leveraging the knowledge of our Scientific Advisory Board; our marketing organization then works to encourage physician adoption of the new process/product. While many companies may stop at this point, our full product life cycle encourages us to continue to innovate and broaden our market opportunity by further miniaturizing professional technologies for home-use. Optimizing technologies for consumer use involves many considerations, including understanding and matching consumer expectations and providing superior customer service, eliminating the need for consumers to calibrate or safety test devices in the way that professionals are required to do for in-office capital equipment, and setting price points that are favorable for us but affordable for consumers. These key elements were the basis for Radiancy’s no!no!® product line, which received the Consumer Survey of Product Innovation’s 2011 “Product of the Year” award in the At Home Beauty Treatment category.

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

We are focused on addressing the above-mentioned trends by growing and expanding our three core business segments: consumer, physician recurring and professional. We possess a solid line of technology platforms that are currently driving, and are expected to continue to drive, new product introductions and consequently greater revenues. We are focused on growth both through geographic expansion and the pursuit of additional diversified marketing initiatives that are intended to increase market share and sustain the profitability that we have reported thus far.

Our three main sources of revenue generation form our three business segments: Consumer segment, Physician Recurring segment and Professional segment. Specific growth strategies as they relate to each of these core business channels are described below.

Consumer Segment

•
Expand into additional geographic markets. We intend to continue implementing a global multichannel sales and marketing strategy. We have sold over 4 million no!no!® units to consumers, the majority of these over the past three years. Growth has been largely driven by North America (with a population of 314 million) and Japan (with a population of 127 million), although our products are sold across 55 countries. Between these two populations, as well as other countries, we maintain that significant further market penetration is possible. In 2011, we launched the no!no!® brands in the UK and experienced significant growth in the UK during 2012. In addition, in 2012, we launched the no!no!® brands in South Korea. We intend to continue to expand our presence in additional geographies during 2013.

•
Strengthen our retail distribution channel. We intend to continue the expansion and growth of our retail presence in the US and internationally. In the US we recently expanded the in-store availability of our flagship product, no!no! Hair, which is now available for sale at approximately 950 Bed Bath & Beyondstores nationwide. This adds to the Company's rapidly growing global retail footprint. Fully 3,000 multi-tiered retail doors in the Japanese market, more than 800 doors in Argentina, the UK market's success in expanding from major department stores like Selfridges, Harrods, John Lewis and Boots stores to Argos' 600 additional doors in 2012 third quarter and the expansion of our kiosk presence in Canada from about 60 stores to just over 80 stores in 2012.

•
Diversify media campaigns, extending beyond the historical overnight infomercial audience to also target short-form infomercials and daytime advertising. We will continue to diversify our media campaigns beyond the overnight infomercial audience (the 28-minute infomercial) by increasing our advertising expenditures for infomercials in short form (30 second, 1 minute, 2 minute and 5 minute) in daytime media buys.

•
Capitalize on our consumer marketing expertise to bring NEOVA® and our other products into the consumer segment. We are positioned to introduce other technologies—either via product extension from the health and wellness area of the no!no!® brands or from our NEOVA® and XTRAC® technologies—using the same marketing foundation.

•
Build out brand extensions of the no!no!® line into additional health and wellness areas. There are several additional no!no!® brand extensions in the pipeline ready to be launched, which we believe we could do imminently should we experience any change in growth trajectory of our existing product offerings.

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

Physician Recurring Segment

•
Incorporate direct-to-consumer sales strategies to educate patients about the availability of treatments for psoriasis, vitiligo and other skin care concerns and, in turn, motivate patients to seek out XTRAC® and NEOVA® technologies sold by physicians, clinicians and other aesthetic professionals. Via the reverse merger, we now have greater options to offer our physician community. We currently sell into over 3,000 physician offices. With a direct-to-patient strategy creating awareness, we believe that we can drive these revenues significantly higher given the safety and effectiveness of our technology in treating psoriasis and vitiligo compared to alternatives on the market.

°
In 2012 we launched a direct to consumer and physician education campaign in the US for psoriasis and vitiligo patients. The Live Clear. Live Free. campaign is designed to accelerate awareness of the XTRAC® excimer laser treatment, improve patient care, expedite information sharing, and reduce healthcare costs for what many believe is one of the most challenging skin diseases. The national campaign includes TV, radio and direct mail marketing.  Live Clear. Live Free. brings PhotoMedex's support of practices that administer XTRAC® excimer laser therapy to a new level. The campaign also drives awareness of the standard of care for psoriasis and vitiligo, attracting physicians outside of the dermatology discipline nationwide. As more physicians offer XTRAC®, PhotoMedex continues to close the gap between advancements and availability to improve patient care and lower healthcare costs.

°
We conducted a market survey in early January 2011 of both physicians and patients of our XTRAC therapy. The results indicated that physicians were aware of the technology and felt positively about it. However, patients were largely unaware of the XTRAC treatment. When patients were made aware of the treatment, they asked where they could find it. Based on the results of the survey, we believe that we can dramatically change the dynamics of this component of our business by increasing consumer awareness.

•
Seek to increase insurance reimbursement for vitiligo treatments using the XTRAC lasers. The XTRAC Excimer Laser is a procedure for psoriasis that is reimbursable by almost all major insurance companies, including Medicare. Although substantial improvement in the number of companies paying health insurance claims for vitiligo has recently occurred, it still lags behind psoriasis.

•
Complete the clinical trial for the XTRAC device in combination with Galderma Laboratories, L.P.’s topical psoriasis medications Clobex® and Vectical®. Our XTRAC lasers are currently being studied in combination with Clobex and Vectical in a trial at the University of California, San Francisco. The trial aims to demonstrate that the combination therapy can achieve a 75% reduction or better in disease in 12 weeks and maintain that clearance for an extended period of time.

Professional Segment

•
Use pre-merged PhotoMedex’s 48-person U.S. direct sales force to increase sales of our professional products. Our current expertise in professional markets has opened channels for our LHE equipment. Historically, Pre-merged PhotoMedex marketed its products only to physicians, creating a skilled sales force with relationships in this arena.

Our Products

We emphasize the development of physician-endorsed skin care products based on science. Once cleared by the FDA for use, these products are commercialized through a systematic, proprietary marketing program that we view as integral to our business success. Some of our products, which are described in more detail below, are expected to be significant growth drivers for us. Our primary technology and product platforms are described below.

We evaluate four principal criteria in determining where to allocate product development resources:

•	demonstrable clinical efficacy and safety;
•	intellectual property protection;
•	cost of goods; and
•	market opportunity.

Specifically, new projects must be able to work effectively, but also have a low enough cost of goods to achieve a favorable price point for consumers and a favorable margin for us to advertise our products effectively. As well, the market should be well defined and large enough to accommodate the new product with room for growth as we ramp up marketing efforts.

These platforms include the following:

•	Our Thermicon® technology and no!no!® product line;
•	Professional equipment built upon our Light and Heat Energy (LHE®) technology which is also incorporated into some of our consumer devices;
•	Our XTRAC® technology to treat psoriasis and vitiligo;
•	Our topical NEOVA® formulations to combat UV-induced damage causing premature skin aging; and
•	Light-emitting diode (LED) technology used in our Omnilux™ and Lumière™ Light Therapy systems as well as in some of our consumer devices.

Beyond these, we provide the Iamin® line of hair care products, which are formulated with a clinically tested Triamino Copper Complex™ in order to promote conditions for hair growth. These products are targeted to the hair transplant and restoration market. We also operate a surgical business, which includes the LaserPro® Diode surgical laser system and UniMax® family of laser micromanipulators for the delivery of laser energy in microsurgical procedures.

THERMICON® HEAT TRANSFER TECHNOLOGY

Our no!no!® hair removal products are built upon our proprietary heat-based Thermicon® brand technology to address consumer concerns over perceived limitations of existing hair removal products, including safety and pain, and to overcome inherent limitations of light-based hair removal solutions. Unlike other products that use methods that are painful, have side effects, are limited in body areas that can be treated or that emanate from the principle of selective thermolysis, the Thermicon® brand devices are based on heat only and are therefore applicable for all hair colors and skin types, can be used on all body areas, and if used per instructions – do not have adverse events, and are virtually painless. Thermicon® brand devices utilize a high-temperature thermodynamic wire filament that is activated when the devices are moved in contact with and across the treatment area. We believe that the no!no!® brand hair removal products have several advantages over existing products for both the consumer and professional hair removal market, including:

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

•
High Cost of Goods to MSRP ratio. Thermicon® brand technology has an average retail price of around $270 in the US and between $300-400 in other markets. In contrast, other hair removal methods, require consumers to undergo expensive in-office (or in-spa) visits for treatments that can cost several thousands of dollars. The Thermicon® brand platform enables a low cost of goods, and therefore a beneficial relationship cost of goods to MSRP.

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

Since 2007, we have introduced a series of no!no! devices. Every product evolution—from the no!no! Hair Removal Classic™ to the no!no! Hair Removal 8800™ to the no!no! Hair for Men™ to the no!no! Plus™ and more—represents continued innovation and product line extension. Notably, each of the prior brands is still marketed even as we continue to introduce new product extensions. Going forward, we believe that the no!no! pipeline is considerable, with multiple new products and devices being developed with some that already have launched overseas. We are committed to effectively managing our product life cycle, seeking to ensure that, if there is a change in growth trajectory, we will likely possess new, enhanced technologies that are synergistic with our platform.

The no!no!® line of products also includes a consumables-based revenue model, which helps provide us with a growing, high-margin recurring revenue stream as consumers make repeat purchases of refill Thermicon tips, buffers and topical products.

LIGHT AND HEAT ENERGY (LHE®)

Our proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source. This technology is used primarily in our professional products, which entail capital equipment sold to physicians and skin care specialists worldwide. This technology has also been adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne.

LHE capitalizes upon the principles of selective photothermolysis, which is a type of photo (or light-based) therapy in which heat is generated using selective absorption of light within the targeted tissue. Selective photothermolysis entails precisely targeting a pigmented tissue or structure with a specific wavelength of light that is absorbed into and limited to the target area but does not penetrate into the surrounding area. Heat is also produced and directed to the target with minimal effect on surrounding skin.

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

We believe that LHE can be more attractive than both laser and IPL technologies due to our cost structure, efficacy and ease of application. Medical devices that use LHE can treat a larger spot size than a laser-based system, with less discomfort and without requiring post-treatment skin cooling. As well, our research finds that our LHE approach offers meaningful results for thin and/or light hair. The technology also enables the development of smaller equipment, which is more affordable than bulky laser systems for many clinicians.

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

We market two excimer laser brands: the XTRAC Ultra and the XTRAC Velocity. The Velocity is a faster machine, allowing clinicians to treat a greater surface area in a shorter period of time. It is designed primarily for severe cases but can be used for all disease levels (mild, moderate and severe).

The XTRAC products are sold to physicians primarily overseas, while in the US under a recurring revenue model, we generate incremental income on a per-use basis from these machines. We estimate that there are roughly 700 XTRAC lasers in use in the U.S., leaving considerable opportunity for growth, as the target U.S. audience for XTRAC lasers comprises approximately 3,500 dermatologists who perform disease management. This market excludes nearly 7,000 other U.S. dermatologists who are either in academia or not actively treating skin diseases.

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

XTRAC is a reimbursable procedure for psoriasis under three Current Procedural Terminology (“CPT”) codes. It reimburses each treatment at approximately $175, with typical charges ranging from $150 to $250 depending on the amount of body surface being treated.

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

Ongoing Clinical Trial

The XTRAC® Excimer Lasers are particularly beneficial to patients who prefer a noninvasive treatment approach without the side effects of invasive, systemic agents, or to patients who have developed a resistance to topical agents. In many cases, UVB phototherapy can also be combined with topical or systemic medications in order to enhance efficacy. With this in mind, our XTRAC® lasers are currently being studied in a clinical trial in combination with Galderma Laboratories, L.P.’s topical psoriasis therapies Clobex and Vectical Ointment. Clobex is a topical corticosteroid cleared to treat moderate-to-severe plaque psoriasis. It is sold as a spray, shampoo, or lotion, and has been shown to achieve results in as little as two weeks. Vectical Ointment is a topical treatment for mild-to-moderate plaque psoriasis. The trial is led by Dr. John Koo and Dr. Tina Bhutani at the University of California, San Francisco.

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

Traditionally, vitiligo treatments have been considered cosmetic procedures, and as such, were not reimbursed by insurance companies. However, over the past two years, there has been a significant increase in insurance coverage for these procedures, although it still lags behind the widespread reimbursement for psoriasis.

Due to a greater prevalence of vitiligo among people with darker skin types, regions such as the Middle East, where there is also a social stigma about the condition, are considerable markets for our XTRAC lasers.

NEOVA® PHYSICIAN-DISPENSED SKIN CARE

Our NEOVA skin care line is designed as a therapeutic intervention for preventing premature skin aging due to UV-induced DNA damage. The topical technology seeks to repair photo-damaged skin using a novel combination of two key ingredients: DNA repair enzymes and our Copper Peptide Complex®. Copper has been studied for more than 20 years for its wound healing applications. Research suggests that copper can be used to improve the elasticity of skin and is complementary to DNA repair enzymes, which repair damage caused by sunlight and other UV rays.

The DNA repair enzymes contained in the NEOVA formulation have several objectives:

•	Continuously repair and enhance skin’s natural processes;
•	Protect from UV immunosuppression;
•	Restore barrier function;
•	Promote collagen regeneration and skin elasticity; and
•	Assist in correcting and improving cell metabolism.

In concert with the repair enzymes, NEOVA’s Copper Peptide Complex serves to promote new blood vessel growth and enhance the expression of growth factors. It stimulates collagen and elastin formation, which accelerate the repair process. Additionally, the Copper Peptide Complex is designed to mitigate damage caused by free radicals by promoting an antioxidant defense. Free radicals are a type of highly reactive oxygen molecule known to cause oxidative stress, which triggers harmful inflammatory responses and cell death as the free radicals attack DNA, lipids, proteins and other cell components. They are also believed to accelerate the progression of cancer, cardiovascular disease and age-related diseases, including cataracts, arthritis, Alzheimer’s disease and diabetes. As typically occurs in normal, healthy cells, an antioxidant defense system comprising vitamins C and E and a variety of enzymes can minimize and repair free radical-induced damage.

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

We hold over 25 patents related to the NEOVA technology, as well as the ability to draw upon more than 150 peer-reviewed journal articles that provide scientific support for these ingredients.

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

Lumière

Lumière is a sister technology to Omnilux with the same patent protection. It is designed for use in non-medical applications, especially at salons and spas. Lumière combines LED technology with our DNA repair enzymes and Copper Peptide Complex, giving aesthetic professionals a complete non-invasive skin care solution. The Lumière™ light therapy equipment contains a self-service headlamp with two wavelengths built specially for salons and spas. Accompanying the LED treatment is a line of topical lotions to improve the appearance of fine lines, wrinkles, skin tone and blemishes.

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

We believe that a significant barrier to entry into an applicable market is the cost basis of the product, since our products are based upon a proprietary technology that allows us to build products inexpensively. From a marketing standpoint, if competitors are developing a product that may compete with no!no!®, they then become tasked with the challenge of building the marketing for that product. We invested roughly $61 million in 2012 in marketing and advertising. Furthermore, our comprehensive intellectual property position may serve as a deterrent to companies.

We may also compete with pharmaceutical compounds and methodologies used to treat an array of skin conditions addressed by our professional products. Such alternative treatments may be in the form of topical products, systemic medications, and phototherapies from both large pharmaceutical and smaller laser companies. Currently, our XTRAC system is believed to be a competitive therapy to alternative treatments on the basis of its recognized clinical effect, cost-effectiveness and reimbursement. Potential competition for us in this category could come from Biogen Idec Inc. (BIIB-NASDAQ), Centocor, Inc. (a Johnson & Johnson company) and Abbott Laboratories (ABT-NYSE), which are engaged in R&D and commercialization of treatments in these areas. In some cases, these companies have already received FDA approval for products or commenced clinical trials for such treatments.

With regard to surgical lasers, we face substantial competition from other manufacturers of surgical laser systems, whose identity varies depending on the medical application for which the surgical system is being used and from traditional surgical methods. Other companies are developing competitive surgical systems and related technologies.

Manufacturing

We manufacture our excimer laser products and our excimer lamp product at our 11,300 sq. ft. facility in Carlsbad, California. We manufacture our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. ISO 13485 is the International Organization for Standardization that represents the requirements for a comprehensive management system for the design and manufacture of medical devices. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.

For our surgical products, we manufacture most of our own components and utilize certain suppliers for the manufacture of selected standard components and subassemblies, which are manufactured to our specifications. Most major components and raw materials, including optics and electro-optic devices, are available from a variety of sources. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our instruments are manufactured in accordance with FDA Quality System Requirements and the comparable requirements of the European Community and other countries, including for example Japan and Canada.

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

We contract with third-party fulfillment vendors to package and distribute our Thermicon®, LHE® and skincare products primarily from our fulfillment facilities in the United States, Canada and the United Kingdom.

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

Research and Development

As of March 18, 2013, our research and development team, including engineers, consisted of 11 employees. We conduct research and development activities at three of our facilities located in Montgomeryville, Pennsylvania, Carlsbad, California and Hod Hasharon, Israel. Our research and development expenditures were approximately $2.9 million in 2012, $1.1 million in 2011 and $0.8 million in 2010.

Our research and development activities are focused on:

•	the utilization of existing technologies to develop additional consumer and professional applications and products;
•	the application of our XTRAC system to the treatment of inflammatory skin disorders;
•	the development of complementary devices to further improve the phototherapy treatments performed with our XTRAC and other light-based systems;
•	the development of new skin health and hair care products; and
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

Our policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by seeking protection of improvements. The patents in our Skin Care product line relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for and maintain patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of December 31, 2012, we had 136 issued patents and 34 patent applications. In the U.S. alone, our business is protected by 41 patents.

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

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skincare products. Accordingly, we had 227 trademarks, either registered or being registered, in markets around the world that we intend to maintain in support of our products. These include 45 trademarks issued in the U.S. (including 33 for Pre-merged PhotoMedex) and 182 trademarks issued in the rest of the world (including 138 for Pre-merged PhotoMedex).

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

In the U.S., medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed necessary to provide a reasonable assurance of the safety and effectiveness of the device. Class I devices are subject to general controls, such as facility registration, medical device listing, labeling requirements, premarket notification (unless the medical device has been specifically exempted from this requirement), adherence to the FDA’s Quality System Regulation, and requirements concerning the submission of device-related adverse event reports to the FDA. Class II devices are subject to general and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Some Class III devices are 510(k)-exempt. Generally, Class III devices are those that must receive premarket approval by the FDA to provide a reasonable assurance of their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices.

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

For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device, or that constitute a major change in the intended use of the device, will require a new 510(k) submission. In August 2003, the FDA granted 510(k) clearance for a significantly modified version of our XTRAC laser, which we have marketed as the XTRAC XL Plus™ Excimer Laser System. In October 2004, the FDA granted clearance for the XTRAC Ultra™ (AL 8000) Excimer Laser System and, in March 2008, we received 510(k) clearance for the XTRAC Velocity™ (AL 10000) Excimer Laser System.

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

We have received ISO 13485/EN46001 certification for our XTRAC laser system, VTRAC™ lamp system, Omnilux LED system and our diode laser system. This certification authorizes us to affix a CE mark, which is a mandatory conformity mark for products placed on the market in the European Economic Area, to these products as evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE mark. We also will be required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.

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

Failure to obtain regulatory approvals where appropriate for our cosmetic, device or drug product candidates or to attain or maintain compliance with quality system regulations or other manufacturing requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

Federal Civil False Claims Act and State False Claims Laws

The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, including Medicare and Medicaid. The “qui tam,” or “whistleblower” provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. Medical device companies, like us, can be held liable under false claims laws, even if they do not submit claims to the government, when they are deemed to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims.

The False Claims Act also has been used to assert liability on the basis of misrepresentations with respect to the services rendered and in connection with alleged off-label promotion of products. Our future activities relating to the manner in which we sell our products and document our prices, such as the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products, may be subject to scrutiny under these laws.

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

HIPAA and Other Privacy Regulations

The regulations that implement HIPAA also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as “covered entities.” Several regulations have been promulgated under HIPAA’s regulations including: the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, which restricts the use and disclosure of certain individually identifiable health information; the Standards for Electronic Transactions, or the Transactions Rule, which establishes standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, which requires covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we do not believe we are a covered entity and therefore are not currently directly subject to these standards, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us.

The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and the restrictions on use and disclosure of patient identifiable health information. HITECH also fundamentally changed a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals, and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. Moreover, HITECH requires covered entities to report any unauthorized use or disclosure of patient identifiable health information, known as a breach, to the affected individuals, the United States Department of Health and Human Services, or HHS, and, depending on the size of any such breach, the media for the affected market. Business associates are similarly required to notify covered entities of a breach. Most of the HITECH provisions became effective in February 2010. HHS has already issued regulations governing breach notification which were effective in September 2009.

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

Third-Party Reimbursement

Our ability to market our phototherapy products successfully depends in large part on the extent to which various third parties are willing to reimburse patients or providers for the cost of medical procedures utilizing our treatment products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations. Third-party payors are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Accordingly, if less costly drugs or other treatments are available, third-party payors may not authorize, or may limit, reimbursement for the use of our products, even if our products are safer or more effective than the alternatives. Additionally, they may require changes to our pricing structure and revenue model before authorizing reimbursement.

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

As of December 31, 2012, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2013 national payment of approximately $158.55 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2013 national payment of approximately $174.54 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2013 national payment of approximately $241.90 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of March 18, 2013, we had 177 full-time employees, which consisted of two executive officers, 18 senior managers, 71 sales and marketing staff, 41 people engaged in operations, 11 customer-field service personnel, 11 engaged in research and development, including 6 engineers, and 23 finance and administration staff. We intend to hire additional sales personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Financial Information about Geographic Areas

See Note 14 to the consolidated financial statements.

Available Information

PhotoMedex’s website is www.photomedex.com.  Our annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at http://phx.corporate-ir.net/phoenix.zhtml?c=107542&p=irol-sec as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

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

Our no!no!® hair removal products compete directly with branded, premium retail products such as Philips and Braun and other light based products of public companies such as Syneron, Solta and Palomar. In addition, due to regulatory restrictions concerning claims about the efficacy of personal care products, we may have difficulty differentiating our products from other competitive products, and competing products entering the personal care market could harm our revenue. Also, our no!no!® line of products are energy based. As such, energy-based aesthetic products may face competition from non energy-based medical products, such as Botox, an injectable compound used to reduce wrinkles and collagen injections. Other alternatives to the use of our no!no!® line of products include electrolysis, a procedure involving the application of electric current to eliminate hair follicles and chemical peels. In addition, we may also face competition from manufacturers of other products that have not yet been developed.

We also face direct competition from large pharmaceutical companies, including, for example, Biogen, Inc., Centocor, Inc., and Abbott Laboratories, which are engaged in the research, development and commercialization of treatments for psoriasis, atopic dermatitis, vitiligo and leukoderma. In some cases, those companies have already received FDA approval or commenced clinical trials for such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials and marketing than we do.

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

Consumers in the aesthetic and skincare products industry have tastes, preferences and loyalties that are subject to change. If we do not keep up with consumer preferences and trends, or if we do not accurately forecast such preferences and trends, sales revenues in the Company’s consumer business may decline or our reputation may suffer. The success of our consumer product business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation. Adverse trends in any of these economic indicators may cause consumer spending to decline further, which could hurt its sales and profitability.

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

Beginning in early 2010, Dr. John Y.M. Koo, the director of the Psoriasis Treatment Center at the University of California San Francisco Medical Center, initiated a clinical study to demonstrate the effectiveness of the XTRAC Velocity in combination with the drugs Clobex® and Vectical®, both from Galderma, for patients with severe psoriasis. This study may or may not result in demonstrating the effectiveness of those products in combination, or the treatment protocol and the treatment protocol may or may not gain FDA clearance. Even if the treatment protocol is successful and gains FDA clearance, limitation of supply of one or both drugs by Galderma, and lack of viable substitutes therefore, may adversely impact use of or compliance with the treatment protocol as a therapy for treatment of psoriasis. Further, the FDA limits claimed indications for use to those found in the “Instructions for Use Statement” in a device’s 510(k) clearance letter. The FDA may view certain of the Company’s claims of treatment as outside the scope of the device’s cleared indications for use.

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

As of December 31, 2012, the Company estimates, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, the Company is continuing the implementation of a roll-out strategy under revised user models for the XTRAC system in the U.S. in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient awareness and demand for the treatment. The Company can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

In its  international businesses, the Company depends for a material portion of its sales in the international arena on several key sub-distributors, and especially on The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, which is the Company’s master distributor over most of the international arena for devices (excluding our no!no!® line of products). If the Company loses GlobalMed or one of these sub-distributors, the Company’s sales of phototherapy and surgical lasers are likely to suffer in the short term, which could have a negative effect on its revenues and profitability.

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

Approximately 9% of the Company’s revenues related to the sale of its no!no!® brand products for the year ended December 31, 2012 was generated by sales in Japan. The Company relies on a key independent distributor for these sales, and the Company has no assurance that this distributor will continue to purchase its products at the same levels as in prior years, will purchase its new products or that such relationship will continue on favorable terms, if at all. The potential loss of this distributor may result in lower sales and profits. If the Company is unable to recoup these sales, it may have an adverse material negative effect on its future operating results. Factors that could impact the Company’s results in the market include:

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

If one or more of the search engines or other online sources on which the Company relies for website traffic were to modify its general methodology for how it displays its websites, resulting in fewer consumers clicking through to its websites, the Company’s sales could suffer. If any free search engine on which the Company relies begins charging fees for listing or placement, or if one or more of the search engines or other online sources on which it relies for purchased listings, modifies or terminates its relationship with the Company, its expenses could rise, it could lose customers, and traffic to its websites could decrease.

The Company’s operating results could be negatively impacted by economic, political or other developments in foreign countries in which it or its subsidiaries do business.

The Company transports some of its goods across international borders, primarily those of the U.S., Canada, Europe, Japan and Israel. Since September 11, 2001, there has been more intense scrutiny of goods that are transported across international borders. As a result, some of our and our subsidiaries’ products may face delays, and increase in costs due to such delays in delivering goods to its customers. Any events that interfere with, or increase the costs of the transfer of goods across international borders, could have a material adverse effect on its business.

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

Radiancy, Inc. is a majority owned subsidiary of the Company. All of Radiancy’s research and development activities, a portion of the manufacturing and other critical business operations are located in Israel, a country that has experienced terrorist attacks. Political, economic and military conditions in Israel could adversely affect its operations, including a disruption of such operations due to terrorist attacks or other hostilities. Although the current hostilities in Israel have had no immediate and direct impact on Radiancy, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from its Israeli subcontractors to us. We cannot assure you that ongoing hostilities related to Israel will not have a material adverse effect on its business or our share price.

The Company’s Israeli-based facilities or manufacturing subcontractors could also be subject to catastrophic loss such as fire, flood, or earthquake. Any such loss at any of its facilities could disrupt its operations, delay production, shipments and revenue and result in significant expense to repair and replace its facilities.

The operations of the Company’s subsidiary Radiancy (Israel) Ltd. may be disrupted by the obligation of its personnel to perform military service.

Many of the Company’s employees that are located in Israel are obligated to perform annual military reserve duty in the Israeli Defense Forces and may be called to active duty under emergency circumstances at any time. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. As a result, our Israeli-based operations could be disrupted by the absence for a significant period of one or more of its executive officers or a significant number of its other employees due to reserve duty.

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

Further, the Company may encounter difficulties manufacturing its non-cosmetic line of products because it has limited experience manufacturing such products in significant commercial quantities. As a result, the Company will, in order to increase its manufacturing output significantly, have to attract and retain qualified employees for such assembly and testing operations.

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

If the Company fails to manage and protect its and its subsidiaries’ network security and underlying data effectively, its businesses could be disrupted which could harm its operating results.

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

The Company’s no!no!® Hair products line of infomercials and advertising may not result in increased sales or generate desired levels of product and brand name awareness, and may be attacked as false and misleading. The Company may not be able to increase its net sales at the same rate as it increases its advertising expenditures or may be required to defend against inaccurate claims of false advertising. The Company is currently the subject of certain legal proceedings relating to its advertising claims in the U.S. The Company has voluntarily made changes to its advertising as part of its usual process for reviewing and updating its advertising through the various media and sales channels we rely upon, and which address certain of the claims made in these matters. These changes have not adversely affected the Company’s sales of the no!no!® Hair products in the U.S. to date; however the Company may be required to make other changes in the future in response to existing or potential legal proceedings that could materially and adversely affect such sales.

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

A higher than anticipated level of product returns may adversely affect the Company’s business and its customers, or physicians and technicians, as the case may be, may misuse certain of its products, and product and other damages imposed on the Company may exceed its insurance coverage, or the Company may be subject to claims that are not covered by insurance.

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

If the Company experiences an increase in warranty claims, or if its repair and replacement costs associated with such warranty claims increase significantly, we will begin to incur liabilities for potential warranty claims after the sale of its products at levels that the Company has not previously incurred or anticipated. In addition, an increase in the frequency of our warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on its financial condition and results of operations.

The Company may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

The Company’s business may bring it into conflict with its licensees, licensors, or others with whom the Company have contractual or other business relationships, or with its competitors or others whose interests differ from it. If the Company is unable to resolve those conflicts on terms that are satisfactory to all parties, the Company may become involved in litigation brought by or against it. Such litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against the Company that require it to pay damages, enjoin it from certain activities, or otherwise affect its legal or contractual rights, which could have a significant adverse effect on its business. The Company cannot predict what the outcome will be in any ongoing or threatened litigations, and any adverse results in any such litigations may also materially and negatively impact its business, the market price of its common stock, cash flow, prospects, revenues, profitability or capital expenditures, or have other material adverse effects on its business, reputation, results of operations, financial condition or liquidity.

From time to time, the Company may be threatened with material litigation.

From time to time, the Company is threatened with individual and class action litigations involving its business, products, advertisements, packaging, labeling, consumer claims, contracts, agreements, intellectual property or FDA matters, licenses and other areas involving it and its business. The outcome or effect on its business, the market price of the Company’s common stock, cash flows, prospects, revenues, profitability, capital expenditures, reputation, demand for its products, results of operations, financial condition or liquidity of any future litigation cannot be predicted by the Company.

Litigation is inherently unpredictable and may:

•
result in rulings that are materially unfavorable to the Company, including claims for significant damages, fines or penalties, and administrative remedies, or other rulings that prevent it from operating its business in a certain manner;

•	cause the Company to change its business operations to avoid perceived risks associated with such litigation; and
•	require the expenditure of significant time and resources, which may divert the attention of management and interfere with the pursuit of the Company’s strategic objectives.

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

Much of the Company’s operating expenses are denominated in New Israeli Shekel (“NIS”). Any significant fluctuation in value of the NIS may materially and adversely affect its cash flows, earnings and financial position. For example, an appreciation of NIS against the U.S. dollar would make any new NIS denominated investments or expenditures more costly to the Company, to the extent that it needs to convert U.S. dollars into NIS for such purposes.  Furthermore, because certain parts of our business include international business transactions, costs and prices of its products or components in overseas countries, such transactions are affected by foreign exchange rate changes.

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

Furthermore, the Company’s skincare business seeks to establish customer loyalty, in part, by means of its use of trademarks. It can be difficult and costly to defend trademarks from encroachment, especially on the Internet, or misappropriation overseas. Third parties may also challenge the validity of the Company’s trademarks. In either eventuality, the Company’s customers may become confused and direct their purchases to competitors. Third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to the Company’s own. Without the protection afforded by the Company’s patent, trade secret and proprietary information rights, the Company may face direct competition from others commercializing their products using the Company’s technology, which may have a material adverse effect on the Company’s business and its prospects.Trade secrets and other proprietary information which are not protected by patents are also critical to the Company’s business. The Company attempts to protect its trade secrets by, among other steps, entering into confidentiality agreements with third parties, employees and consultants. However, such other steps may be ineffective and these agreements can be breached and, if they are and even if the Company is able to prove the breach or that its technology has been misappropriated under applicable state law, there may not be an adequate remedy available to the Company.

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

The Company may become subject to material legal proceedings and claims relating to intellectual property matters, including claims of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks or other proprietary rights. Its competitors, some of which may have substantially greater resources than the Company has and may have made significant investments in competing products and technologies, may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with its ability to make, use and sell its current and future products and technologies. The Company may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, the Company may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to its interests. The Company may need to resort to costly and time-consuming litigation to protect and/or enforce its proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of its products, technologies or processes infringe the patents or other proprietary rights of third parties. Any failure to enforce or protect its rights could cause the Company to lose the ability to exclude others from using its technologies to develop or sell competing products. The Company may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. The outcome of any such proceedings is uncertain and, if unfavorable, could force the Company to discontinue sales of the affected products or impose significant penalties or restrictions on its business. The Company does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

The FDA clears marketing of a lower-risk medical devices through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the approval of a PMA. The PMA process is typically more costly, and more lengthy than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

The Company does not currently have any products approved for market through the PMA process. Several products are cleared for market through the 510(k) pathway or are class I products which have been designated as exempt from premarket 510(k) notification requirements. The marketing and sale of our no!no!® family of consumer products in the United States (excluding no!no! Skin that has FDA clearance), a market that accounted for approximately 61% of the total sales of this line of products for the year ended December 31, 2012, do not currently require FDA marketing clearance. Accordingly, our no!no!® line of products do not have any FDA-cleared indications as to their efficacy in terms of long-term or permanent hair removal or reduction in hair re-growth. Accordingly, we are subject to limitations on the advertising claims we are allowed to make regarding the hair removal and hair reduction effects of our products.

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

Initiating and completing clinical trials necessary to support a 510(k) notice or a PMA application, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product the Company advances into clinical trials may not have favorable results in early or later clinical trials.

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

Recently, the medical device industry has been under heightened scrutiny as the subject of government investigations and regulatory or legal enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If the Company’s operations or arrangements are found to be in violation of any of the laws described above or any other governmental regulations that apply to the Company, the Company may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of its operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of the Company’s operations could adversely affect its ability to operate its business and its financial results. The risk of the Company being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against the Company for violation of these laws, even if the Company successfully defends against that action and the underlying alleged violations, could cause the Company to incur significant legal expenses and divert its management’s attention from the operation of its business. If the physicians or other providers or entities with whom the Company does business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on the Company’s business.

The Company or its subsidiaries’ failure to obtain or maintain necessary FDA clearances or approvals, or equivalents thereof in the U.S. and relevant foreign markets, could hurt our ability to distribute and market our products.

In both the Company’s and its subsidiaries’ United States and foreign markets, the Company and its subsidiaries are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions.

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

In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company’s and its subsidiaries’ products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA, the FTC, State Attorneys General in the United States, the Ministry of Health, Labor and Welfare in Japan, as well as by various other federal, state, local and international regulatory authorities in the countries in which its products are manufactured, distributed or sold. If the Company or its manufacturers fail to comply with those regulations, the Company and its subsidiaries could become subject to significant penalties or claims, which could harm its results of operations or its ability to conduct its business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of its products, resulting in significant loss of net sales. The Company’s failure to comply with federal or state regulations, or with regulations in foreign markets that cover its product claims and advertising, including direct claims and advertising by the Company or its subsidiaries, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Further, the Company and its subsidiaries’ businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect its sales and profitability.  Each medical device that the Company wishes to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The premarket approval process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect the Company’s revenues and profitability. Although the Company has obtained 510(k) clearances for its XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and 510(k) clearances for its Omnilux devices as well as extensive 510(k) clearances for its surgical products, these clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on the Company’s business.

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

The Company and some of its third-party manufacturers and suppliers are required to comply with some or all of the FDA’s drug Good Manufacturing Practices or its QSR, which delineates the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of the Company’s medical devices. The Company and its manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if the Company markets its products overseas. The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. The Company’s facilities have been inspected by the FDA and other regulatory authorities, and the Company anticipates that it and certain of its third-party manufacturers and suppliers will be subject to additional future inspections. If the Company’s facilities or those of its manufacturers or suppliers are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, FDA could take legal or regulatory enforcement actions against the Company and/or its products, including but not limited to the cessation of sales or the recall of distributed products, which could impair the Company’s ability to produce its products in a cost-effective and timely manner in order to meet its customers’ demands. The Company may also be required to bear other costs or take other actions that may have a negative impact on its future sales and its ability to generate profits.

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

Recently, the medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If the Company’s operations and activities are found to be in violation of any FDA laws or any other governmental regulations that apply to the Company, the Company may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of the Company’s operations or activities could adversely affect its ability to operate its business and its financial results. The risk of the Company being found in violation of FDA laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against the Company for violation of these laws, even if the Company successfully defends against that action and its underlying allegations, could cause the Company to incur significant legal expenses and divert its management’s attention from the operation of its business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, the Company may determine that the costs, both real and contingent, are not justified by the commercial returns to the Company from maintaining the dispute or the product.

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

The Lumiere Excel and Lumiere Spa products are LED therapy products sold to tanning salons and spas. In 2011, the Texas Department of State Health Services (DSHS) challenged the Company’s and its customers’ right to make certain marketing claims for its Lumiere LED products. Texas DSHS had requested that the Company seek FDA feedback on the regulatory/marketing status of the Lumiere products. Prior to the Company engaging the FDA on this topic, the FDA issued a December 21, 2011 letter to the Indoor Tanning Association indicating that products, similar to the Lumiere, require 510(k) clearance. Despite the fact that the FDA issued a November 18, 2004 letter stating that the Lumiere did not require 510(k) clearance, the Company is in the early stages of obtaining a 510(k) clearance for the Lumiere products to continue marketing them. In March, 2012, the Company sent letters to all Lumiere customers throughout the United States, requested that they discontinue using any promotional literature made by PhotoMedex that includes therapeutic claims for red-light therapy now prohibited by the FDA (as described in the letter from FDA to the Indoor Tanning Association). The Company has, as of February 2012,

suspended the marketing of, and shipments of throughout the United States, pending resolution of the Lumiere issues.

In January 2012, the FDA issued a Warning Letter to PhotoMedex, which further documented the findings from the FDA Inspection and the issues regarding certain marketing claims made at the time of the inspection in 2011 for one particular product family. The Warning Letter is a publicly available document. Considerable follow-up activities and consultation with outside counsel have since been employed to address the issues identified in the Warning Letter. Subsequently,, the FDA conducted an inspection of one of the Company’s facilities in the fourth quarter of 2012, to follow-up to the Inspection in 2011 and the above-mentioned Warning Letter issued in January 2012. A new Form FDA-483 (list of inspectional observations) related to complete closure of certain good manufacturing practice issues identified in the previous inspection and Warning Letter was issued to the Company during the follow-up inspection. The Company has already taken considerable measures to address and close all the identified items. The Company awaits final closure from the FDA regarding the Inspectional activities from 2011 and 2012, and the Warning Letter issued in January 2012.

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

If the Company fails to comply with ongoing regulatory requirements, or if it experiences unanticipated problems with products, these products could be subject to restrictions or withdrawal from the market.

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

The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income and U.K. business tax purposes may be limited as a result of “ownership changes” of PhotoMedex caused by the merger. In addition, the amount of such NOL carryforwards could be subject to adjustment in the event of an IRS examination.

If a corporation undergoes an “ownership change” under Section 382 of the U.S. Internal Revenue Code, the amount of its pre-change net operating losses, which we refer to in this report as “NOLs”, that may be utilized to offset future taxable income is subject to an annual limitation. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the applicable testing period (generally three years).

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

The reverse merger, effected on December 13, 2011, did result in an ownership change of PhotoMedex. The Company estimated that it would have approximately $56.8 million of U.S. net operating loss carryforwards that can be utilized through the annual limitations and also through the realization of its built-in gains through amortization in the first 5 years following December 13, 2011. The balance of the net operating loss carryforwards of pre-merged PhotoMedex amounts was estimated to be approximately $53.5 million. This balance could only be utilized through realization of the built-in gains other than by means of amortization. On December 27, 2012, PhotoMedex made an internal realignment of its operations by selling its operating businesses to a wholly-owned, non-consolidated U.S. subsidiary, and thereby realized sufficient gain to offset approximately $48 million of such balances of the $53.5 million of net operating losses.

In addition, the amount of the NOL carryforwards is subject to review and audit by the Internal Revenue Service (the “IRS”). There can therefore be no assurance that the benefit of such NOL carryforwards will be fully realized.

Likewise, if a corporation undergoes an “ownership change” and/or a “change in trade or business” under various standards of Her Majesty’s Revenue Code (HMRC, U.K.), the amount of a company’s pre-change NOLs that may be utilized to offset future taxable income in the U.K. may be limited or not available for offset against that income.  The Company is currently evaluating what effect, if any, the reverse merger and integration of Radiancy’s business may have on its U.K. NOLs

The Company incurred substantial expenses related to the merger and the integration of Radiancy’s business during 2012, and may continue to incur additional expense.

The Company has incurred substantial expenses in connection with the merger and the integration of Radiancy’s business during 2012. There were a large number of processes, policies, procedures, operations, technologies and systems that had to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. While PhotoMedex had assumed that a certain level of expenses would be incurred, there were many factors beyond its control that affected the total amount or the timing of the integration expenses. Moreover, many of the expenses that were incurred were, by their nature, difficult to estimate accurately. Although the integration is substantially complete, the Company may incur additional expenses during 2013 due to ongoing transitions and processes. These expenses could, particularly in the near term, exceed the savings that PhotoMedex expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings.

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

The success of the Company after the merger will depend in part upon its ability to retain key Radiancy and PhotoMedex employees. Key employees may depart because of issues relating to the uncertainty and difficulty of any remaining integration issues or a desire not to remain with the Company or Radiancy following the merger. Accordingly, no assurance can be given that the Company and Radiancy will be able to retain key employees to the same extent as in the past.

Radiancy will incur increased costs as a result of being a majority-owned subsidiary of a public company.

As a result of the merger, Radiancy is now a majority-owned subsidiary of the Company. Radiancy Ltd., a wholly owned subsidiary of Radiancy, continued to own 137,056 shares of Radiancy common stock, or approximately 1.8% of Radiancy, immediately following the merger. As a subsidiary of a public company, Radiancy will incur significant legal, accounting and other expenses that it did not incur as a private company. The U.S. Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related rules of the SEC, regulate corporate governance practices of public companies.

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

The Company’s program to repurchase its securities, partially in relation to short-selling of its securities, may not be successful to stem such short-selling.

The Company embarked on a program of limited repurchases of its securities. Short-selling of its securities was believed to have caused investors with a long-term interest in the Company to demand that the company share their long-term view. The Company believes that its repurchase program will demonstrate the long-term view of its long-term investors. However, there can be no guarantee that the program will continue or will be regarded as successful.

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

As of March 15, 2013, the Company had outstanding stock options to purchase an aggregate of 898,541 shares of common stock and warrants to purchase an aggregate of 1,068,268 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when the Company’s common stock is trading at a price that is higher than the exercise price of these options and warrants and the Company would be able to obtain a higher price for the Company’s common stock than the Company would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of the Company’s common stock and the terms on which the Company could obtain additional financing. The ownership interest of the Company’s existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

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

As of March 15, 2013, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 38.1% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses our executive offices and our domestic revenue segments and surgical laser manufacturing operations. The term of the lease runs until July 2014. The base rent is $20,475 per month. We anticipate renewing this lease. In addition, we lease a 7,140 sq. ft. facility in Orangeburg, New York that houses parts of sales and operations. The term of the lease runs until September 30, 2016.

We lease a 17,222 sq. ft. building in Hod-Hasharon, Israel, that is used for marketing, operations and research and development.  The term of the lease runs until January 19, 2014. We have an option to extend the lease for this office in Hod-Hasharon for a period of 12 months commencing January 20th, 2014, and we may exercise this option up to five times.

We lease an 11,300 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on September 30, 2015. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business.

Item 3.	Legal Proceedings

During the year ended December 31, 2012, we entered into a settlement agreement with TRIA Beauty, Inc. (“TRIA”). All matters of pending litigation between Radiancy and TRIA have been dismissed with prejudice, including: (i) TRIA Beauty, Inc. v. Radiancy, Inc., Case No. CV-10-5030 (NJV) USDC District of Northern California; and (ii) Radiancy, Inc. v. TRIA Beauty, Inc, Index No. 650025/2011 Supreme Court of the State of New York. The terms of the settlement agreement were reduced to a written agreement dated June 29, 2012; such terms are confidential to the parties. The settlement is deemed to have no material effect on the Company’s consolidated financial statements.

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

As of March 18, 2013, we had 21,043,947 shares of common stock issued and outstanding, including 367,655 shares of issued and outstanding restricted stock. This did not include (i) options to purchase 898,541 shares of common stock, of which 178,541 were vested as of March 18, 2013, or (ii) warrants to purchase up to 1,063,268 shares of common stock, all of which warrants were vested.

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$15.05	$11.18
Third Quarter	14.55	10.93
Second Quarter	18.34	10.69
First Quarter	14.55	10.83
Year Ended December 31, 2011:
Fourth Quarter	$16.33	$11.20
Third Quarter	14.10	11.38
Second Quarter	11.83	6.61
First Quarter	7.37	5.39

On March 15, 2013, the last reported sale price for our common stock on Nasdaq was $16.17 per share. As of March 15, 2013, we had approximately 725 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future.

Overview of Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2012. See Notes 1 and 11 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	1,961,809	$18.42	1,464,629

Equity compensation plans not approved by security holders	-	-	-

Total	1,961,809	$18.42	1,464,629

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

Recent Issuances of Unregistered Securities

In connection with the issuance of the Term Note that we entered into on March 19, 2010 with Clutterbuck Funds (“Clutterbuck”), we also issued a warrant to Clutterbuck which was exercisable for the purchase of 102,180 shares of our common stock for an initial exercise price of $7.34. The warrant was exercisable at any time on or prior to the fifth anniversary of its issue date, or March 19, 2015. Pursuant to the terms of such warrant, the exercise price was subject to a one-time downward adjustment if we made certain issuances of our equity securities at a price per share less than $7.34 during the 36-month period following the issuance of the warrant. Clutterbuck exercised its warrants in August 2011.

In connection with the amendment of the Term Note to Clutterbuck on March 28, 2011, we issued Clutterbuck a warrant to purchase 109,650 shares of our common stock for an initial exercise price of $5.70. The warrant was exercisable at any time on or prior to the fifth anniversary of its issue date, or March 28, 2016. Pursuant to the terms of the warrant, the exercise price was subject to a one-time downward adjustment if we made certain issuances of our equity securities at a price per share less than $5.70 during the 36-month period following the issuance of the warrant. Clutterbuck exercised its warrants in August 2011. The underlying shares were not registered.

On August 8, 2012, the Board of Directors approved a stock repurchase program up to a maximum of $25 million. As of December 2012, the Company had repurchased 842,961 shares of stock at an average price of $12.76 per share for a total of $10,756.  There is no guarantee that plan will be continued or renewed or that the repurchase plan will have a positive effect upon the price of the Company’s stock.

Item 6.	Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, and the selected historical consolidated balance sheet data as of December 31, 2012 and December 31, 2011, are derived from our audited consolidated financial statements included in this Report. The selected historical consolidated statements of operations data for the years ended December 31, 2009 and December 31, 2008 and the selected historical consolidated balance sheet data as of December 31, 2010, December 31, 2009 and December 31, 2008 are derived from our audited consolidated financial statements not included in this Report. The historical results presented here are not necessarily indicative of future results. Results of the operations of Pre-merged PhotoMedex are not included in the Statements of Operations prior to the reverse merger on December 13, 2011. The financial position of the Company reflects the completion of the reverse acquisition only in the Balance Sheets at December 31, 2012 and 2011.

	Year Ended December 31,
	(In thousands, except per-share data)
	2012	2011		2010	2009	2008
Statement of Operations Data:
Revenues	$220,651		$132,082	$70,071	$16,037	$21,537
Costs of revenues	46,642		26,296	16,465	6,181	8,231
Gross profit	174,009		105,786	53,606	9,856	13,306
Selling, general and administrative	143,817		107,377	34,596	7,568	8,801
Engineering and product development	2,914		1,057	839	711	1,289
Income (loss) from operations before financing income (expense) and interest	27,278		(2,648)	18,171	1,577	3,216
Interest and other financing income (expenses), net	(351)		(68)	(283)	65	(526)
Income (loss) before tax expense (benefit)	26,927		(2,716)	17,888	1,642	2,690
Income tax (expense) benefit	(4,438)		2,022	(6,287)	3,643	(550)
Net income (loss)	$22,489	$	(694)	$11,601	$5,285	$2,140

Net income (loss) per share:
Basic	$1.10		$(0.06)	$1.13	$0.51	$0.20
Diluted	$1.08		$(0.06)	$0.99	$0.45	$0.18
Shares used in computing net income (loss) per share
Basic	20,356		11,602	10,256	10,332	10,467
Diluted	20,764		11,602	11,725	11,646	12,166
Balance Sheet Data (At Period End):
Cash, cash equivalents and short-term deposits	$62,348		$16,549	$22,081	$10,449	$9,443
Working capital	90,076		30,768	27,511	12,949	12,686
Total assets	212,705		144,331	46,387	24,833	20,227
Long-term debt (net of current portion)	-		8	-	-	-
Long-term liabilities	4,067		2,405	837	402	2,296
Stockholders’ equity	$167,327		$110,725	$28,900	$16,907	$13,075

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

Our current strategic focus is built upon three key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing and a full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory and physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product life-cycle evolution.

We believe that we are one of only a few aesthetic dermatology companies to have succeeded in taking professional technologies geared toward physicians and med spas and adapting them for the home-use market. Our professional- and consumer-use products are listed below, noting that this is not an exhaustive listing of our product portfolio but represents our current key areas of focus.

Key Technology Platforms

•
Thermicon® brand Heat Transfer Technology. In this technique, a patented thermodynamic wire gently singes and burns off the hair above the skin’s surface. It conducts heat pulses, which enables longer-lasting hair removal. This technology drives our home-use no!no! Hair Removal 8800™ device, which is designed to reduce hair growth. Product variations include devices designed for men and for sensitive, small areas such as the face, among other versions.

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

Our revenue generation is categorized as either Consumer, Physician Recurring or Professional. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 4.0 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Even at this level of sales, we believe we have ample opportunity for further expansion, as Japan’s 2012 population was over 127 million people and North America’s was approximately 314 million people—far greater than the more than four million who have already purchased our products.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $141.5 million, $89.6 million and $33.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty,

Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Amazon, Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). Outside North America sales were approximately $47.0 million, $36.0 million and $32.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom Argentina and Australia. Our distribution has become geographically diverse over the past year: for example as revenues have increased, our Japanese distributor, Ya-Man, Ltd., accounted for approximately 9% of our total revenues for the year ended December 31, 2012, compared to 20% and 42% of total revenues for the years ended December 31, 2011 and 2010, respectively.

Physician Recurring

Physician recurring sales primarily include those generated from two of our product lines: (1) XTRAC® lasers, a noninvasive, FDA-cleared solution for psoriasis and vitiligo, and (2) NEOVA® skin care, a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging. Both XTRAC and NEOVA represent recurring revenue streams with significant market opportunities. In addition, our expertise in direct-to-consumer advertising and innovative marketing programs is anticipated to drive greater brand awareness and adoption for both XTRAC and NEOVA products.

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

We view this segment as an area of opportunity for us since the reverse acquisition with Radiancy, Inc. or Radiancy, completed on December 13, 2011. We now possess a greatly expanded product offering for the physician community. In addition, following the December 2011 reverse acquisition, we inherited from Pre-merged PhotoMedex a 48-person, experienced direct sales force that already reaches a network of approximately 3,000 physician locations in the U.S. We are now also distributing through this direct sales force the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this fully trained sales staff as a resource in expanding the Professional segment of our revenues.

Sales and Marketing

As of December 31, 2012, our sales and marketing personnel consisted of 71 full-time positions.

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

We provide a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when right of return exists. As of December 31, 2012, accrued sales returns provision was $11,901 or 5.4% of total recognized revenues of $220,651. As of December 31, 2011, accrued sales returns provision was $6,143 or 4.7% of total recognized revenues of $132,082.

Revenues received with respect to extended warranty on consumer products are recognized over the duration of the warranty period. As of December 31, 2012, deferred revenues for the extended warranties amounted to $7,766 or 3.5% on total recognized revenues. As of December 31, 2011, deferred revenues for the extended warranties amounted to $2,826 or 2.1% on total recognized revenues.

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

We defer substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of December 31, 2012, we have deferred treatment code revenues of $504 or 6.0% of total recognized treatment revenues of $8,441. As of December 31, 2011, we have deferred treatment code revenues of $539. Recognized treatment revenues for the year ended December 31, 2011 was $298. As we completed the reverse acquisition on December 13, 2011, Pre-merged PhotoMedex revenues are included only from the completion date forward.

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

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the reserve needed. As of December 31, 2012 and 2011, allowance for doubtful accounts was $6,917 and $3,196 or 3.1% and 2.4%, respectively of the total recognized revenues of each year.

Property and Equipment.  As of December 31, 2012 and 2011, we had net property and equipment of $6,759 and $5,324, respectively. The most significant component relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians’ use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment, including property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill and Intangibles Assets.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2012 and 2011, we had $51,379 and $53,631 of goodwill and other intangibles, accounting for 24% and 37% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was acquired as part of the reverse acquisition on December 13, 2011, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

We reorganized our business into three operating units which resulted in a change in reporting segments effective December 13, 2011. For the purposes of goodwill impairment testing, our reporting units are defined as Consumer, Physician Recurring and Professional Equipment. The balance of our goodwill for each of our segments as of December 31, 2012 is as follows: Consumer $23,772, Physician Recurring $4,080 and Professional Equipment $0. We completed our annual goodwill impairment analysis as of December 31, 2012. Our assessment concluded that there was not any impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the two reporting units with goodwill, Consumer has a fair value that is in excess of its carrying value by approximately 787%, while Physician Recurring has a fair value that is approximately 33% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

In connection with the reverse acquisition of Pre-merged PhotoMedex on December 31, 2011, we acquired certain intangibles recorded at fair value as of the date of acquisition. The balances of these acquired intangibles, net of amortization, were:

December 31, 2012
Customer Relationships	$5,708
Tradename	5,146
Product and Core Technologies	12,673
Goodwill	27,852
Total	$51,379

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We estimate for book purposes, the usability of the net operating losses to be based on a five-year projected income. The balance of the net operating losses is put under a valuation allowance. For the net operating losses in the UK, we are continuing to evaluate the position of using the UK net operating losses in the future. Until such time, we have applied a 100% valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we has net operating loss carry-forwards, we may be required to adjust our valuation allowance.

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

The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recorded using the graded vesting attribution method over the vesting period, net of estimated forfeitures. The total share-based compensation expense was $6,197 and $34,001 for the years ended December 31, 2012 and 2011, respectively.

Results of Operations

Revenues

The following table illustrates revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2012	2011	2010
Consumer	$188,425	$125,581	$66,655
Physician Recurring	21,284	829	-
Professional	10,942	5,672	3,416

Total Revenues	$220,651	$132,082	$70,071

We completed the reverse acquisition on December 13, 2011 and as such, our Pre-merged PhotoMedex revenues are included only from the completion date forward. There are, therefore, no corresponding activities from the Pre-Merged PhotoMedex in the results for the year ended December 31, 2010 and up to and including December 13, 2011.

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Year Ended December 31,
	2012	2011	2010
Direct-to-consumer	$125,208	$75,904	$29,865
Distributors	24,851	28,948	31,087
Retailers and home shopping channels	38,366	20,729	5,703

Total Consumer Revenues	$188,425	$125,581	$66,655

For the year ended December 31, 2012, consumer products revenues were $188,425 compared to $125,581 in the year ended December 31, 2011. The increase of 50% in the year was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the year ended December 31, 2012 were $125,208 compared to $75,904 for the year ended December 31, 2011. The increase of 65% was mainly due to our successful marketing programs which have led to rapid year-over-year revenue growth. Additionally, in May 2011, we launched marketing programs in the United Kingdom (“UK”) resulting in approximately $21,884 in revenues for the year ended December 31, 2012 compared to $3,413 in revenues for the year ended December 31, 2011.

•
Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2012 were $38,366 compared to $20,729 for the year ended December 31, 2011. The increase of 85% was also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK.

•
Distributors Channels. Revenues for the year end December 31, 2012 were $24,851 compared to $28,948 for the same period in 2011. The decrease in revenues of 14% was mainly attributed to a key partner’s desire to reduce its inventory levels on all product lines carried over from 2011 and into 2012.

For the year ended December 31, 2011, consumer products revenues were $125,581 compared to $66,655 in the year ended December 31, 2010. The increase of 88.4% in the year was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the year ended December 31, 2011 were $75,904 compared to $29,865 for the year ended December 31, 2010. The increase of 154% was mainly due to our successful marketing programs which have led to rapid year-over-year revenue growth. Additionally, the Company has recently (in May 2011) expanded into the United Kingdom (“UK”), resulting in approximately $3,600 in revenues for the year ended December 31, 2011.

•
Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2011 were $20,523 compared to $5,703 for the year ended December 31, 2010. The increase of 260% was also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2012	2011	2010
North America	$141,478	$89,571	$33,823
International	46,947	36,010	32,832

Total Consumer Revenues	$188,425	$125,581	$66,655

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Year Ended December 31,
	2012	2011	2010
XTRAC Treatments	$8,441	$298	$-
Neova skincare	8,156	385	-
Other	4,687	146	-

Total Physician Recurring Revenues	$21,284	$829	$-

All revenues in this segment are generated through the Pre-merged PhotoMedex products. Since we completed the reverse acquisition on December 13, 2011 and in accordance with United States generally accepted accounting principles (“GAAP”) these revenues are included only for the period of December 14, 2011 through December 31, 2011 for the year ended December 31, 2011. There are, therefore, no corresponding activities in for the year ended December 31, 2010 and up to and including December 13, 2011.

XTRAC Treatments

Recognized treatment revenue for the year ended December 31, 2012 was $8,441, which approximates 125,000 treatments with prices between $65 to $85 per treatment. Recognized treatment revenue for the period, beginning with the merger date on December 13, 2011 through December 31, 2011, was $298. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2012, we deferred net revenues of $283 under this approach.

NEOVA skincare

For the year ended December 31, 2012 revenues were $8,156. For the period beginning with the merger date on December 13, 2011 through December 31, 2011 revenues were $385. These revenues are generated from the sale of various skin, hair care and wound products to physicians in both the domestic and international markets.

Surgical products

For the year ended December 31, 2012, revenues were $2,147. For the period beginning with the Merger Date on December 13, 2011 through December 31, 2011 revenues were $101. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2012	2011	2010
North America	$18,607	$806	$-
International	2,677	23	-

Total Physicians Recurring Revenues	$21,284	$829	$-

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Year Ended December 31,
	2012	2011	2010
Dermatology equipment	$4,174	$429	$-
LHE equipment	4,241	5,000	3,416
Omnilux/Lumiere equipment	2,124	150	-
Surgical lasers	403	93	-

Total Professional Revenues	$10,942	$5,672	$3,416

The Dermatology equipment, Omnilux/Lumiere equipment and Surgical laser revenues in this segment are all generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011 and in accordance with generally accepted accounting principles these revenues are included only for the period of December 14, 2011 through December 31, 2011 for the year ended December 31, 2011. There are, therefore, no corresponding activities in for the year ended December 31, 2010.

Dermatology equipment

For the year ended December 31, 2012, dermatology equipment revenues were $4,174. Included in this amount were domestic XTRAC laser sales of $899 on 20 lasers sold. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. The international sales of our XTRAC and VTRAC systems were $3,275 for the year ended December 31, 2012. We sold 121 systems for the year ended December 31, 2012, 82 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

For the period beginning with the merger date on December 13, 2011 through December 31, 2011 dermatology equipment revenues were $429. Included in this were domestic XTRAC laser sales of $304 on 4 lasers sold. The international sales of our XTRAC and VTRAC systems were $125 for the year ended December 31, 2011. We sold 5 systems for the year ended December 31, 2011, all of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the year ended December 31, 2012, LHE® brand products revenues were $4,241 compared to $5,000 for the year ended December 31, 2011.

For the year ended December 31, 2011, LHE® brand products revenues were $5,000 compared to $3,416 for the year ended December 31, 2010. The increase of 46.4% in the year was primarily due to an increase in our marketing efforts mainly in the FSD product.

Omnilux/Lumiere equipment

For the year ended December 31, 2012 Omnilux/Lumiere equipment revenues were $2,124. For the period beginning with the merger date on December 13, 2011 through December 31, 2011, Omnilux/Lumiere equipment revenues were $150. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but It is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the year ended December 31, 2012 surgical lasers revenues were $403, representing 13 laser systems. For the period beginning with the merger date on December 13, 2011 through December 31, 2011, surgical lasers revenues were $93, comprising of three laser systems.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2012	2011	2010
North America	$3,026	$2,624	$1,149
International	7,916	3,048	2,267

Total Professional Revenues	$10,942	$5,672	$3,416

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2012	2011	2010
Consumer	$28,965	$23,309	$15,039
Physician Recurring	11,512	456	-
Professional	6,165	2,531	1,426

Total Revenues	$46,642	$26,296	$16,465

Overall, cost of revenues has increased in all segments due to the related increases in revenues for each of the three segments. As we completed the reverse acquisition on December 13, 2011 the Pre-merged PhotoMedex cost of revenues are included only for the period of December 14, 2011 through December 31, 2011 for the year ended December 31, 2011. There are, therefore, no corresponding activities in for the year ended December 31, 2010.

Gross Profit Analysis

Gross profit increased to $174,009 for the year ended December 31, 2012 from $105,786 during the same period in 2011. As a percentage of revenues, the gross margin decreased to 78.9% for the year ended December 31, 2012 from 80.1% for the same period in 2011.

Gross profit increased to $105,786 for the year ended December 31, 2011 from $53,606 during the same period in 2010. As a percentage of revenues, the gross margin increased to 80.1% for the year ended December 31, 2011 from 76.5% for the same period in 2010.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2012	2011	2010
Revenues	$220,651	$132,082	$70,071
Percent increase	67.1%	88.5%
Cost of revenues	46,642	26,296	16,465
Percent increase	77.4%	59.7%
Gross profit	$174,009	$105,786	$53,606
Gross margin percentage	78.9%	80.1%	76.5%

The primary reasons for the changes in gross profit and the gross margin percentage for the year ended December 31, 2012, compared to the same period in 2011 were due to a change in the sales mix within the Consumer segment with the direct channel, having the highest product gross margins, growing faster than the distributor and retail channels. Offsetting this, both the Physician Recurring and Professional segments, which have lower gross margins than the Consumer segment, had increases in revenues over the comparable prior year period and, therefore, representing a higher percentage of the sales mix. As a result of purchase accounting rules, the operating results of the Pre-merged PhotoMedex, which are mainly attributable to the Physician recurring and Professional segments for the year ended December 31, 2012 are only included in the above table for the period between December 14, 2011 and December 31, 2011.

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

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Year Ended December 31,
	2012	2011	2010
Revenues	$188,425	$125,581	$66,655
Percent increase	50.0%	88.4%
Cost of revenues	28,965	23,309	15,039
Percent increase	24.3%	55.0%
Gross profit	$159,460	$102,272	$51,616
Gross margin percentage	84.6%	81.4%	77.4%

Gross profit for the year ended December 31, 2012 increased by $57,188 from the comparable period in 2011. The key factor for this increase was an increase in the direct to consumer channel in North America via infomercial and online campaigns. Gross margin percentage for the year ended December 31, 2012 was 84.6%, compared to 81.4% for the year ended December 31, 2011. The improvement in gross margin was due to a significant increase in the direct to consumer sales channel, which has a higher gross margin compared to the other sales channels.

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

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Year Ended December 31,
	2012	2011	2010
Revenues	$21,284	$829	$-
Percent increase	2,467.4%	100%
Cost of revenues	11,512	456	-
Percent increase	2,425%	100%
Gross profit	$9,772	$373	$-
Gross margin percentage	45.9%	45.0%	N/A

All revenues/costs for this segment are generated through the Pre-merged PhotoMedex products. As we completed the reverse acquisition on December 13, 2011 these revenues are included only for the period of December 14, 2011 through December 31, 2011 for the year ended December 31, 2011. There are, therefore, no corresponding activities in for the year ended December 31, 2010 and up to and including December 13, 2011.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Year Ended December 31,
	2012	2011	2010
Revenues	$10,942	$5,672	$3,416
Percent increase	92.9%	66.0%
Cost of revenues	6,165	2,531	1,426
Percent increase	143.5%	77.5%
Gross profit	$4,777	$3,141	$1,990
Gross margin percentage	43.7%	55.4%	58.3%

Gross profit for the year ended December 31, 2012 increased by $1,636 from the comparable period in 2011. The key factor for the increase was the increase in revenues. For the year ended December 31, 2012, the gross margin percentage was 43.7% compared to 55.4% for the year ended December 31, 2011. The decrease was due to the addition of the Pre-merged PhotoMedex products. The Dermatology equipment, Omnilux/Lumiere equipment and Surgical laser revenues in this segment are all generated through the Pre-merged PhotoMedex products and carried a lower gross margin per product line than the LHE products from Pre-merged Radiancy which made up most of the 2011 revenues. As we completed the reverse acquisition on December 13, 2011 these revenues/costs are included only for the period of December 14, 2011 through December 31, 2011 for the year ended December 31, 2011. There are, therefore, no corresponding activities in for the year ended December 31, 2010 and up to and including December 13, 2011.

Gross profit for the year ended December 31, 2011 increased by $1,151 from the comparable period in 2010. The key factor for the increase was the increase in revenues. For the year ended December 31, 2011, the gross margin percentage was 55.4% compared to 58.3% for the year ended December 31, 2010. The change in the gross margin percentage was a result of changes in the sales mix between the periods. As we completed the reverse acquisition on December 13, 2011 these revenues/costs are included only for the period of December 14, 2011 through December 31, 2011. There are no corresponding revenues for the year ended December 31, 2010.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2012 increased to $2,914 from $1,057 for the year ended December 31, 2011. The majority of this expense relates to the salaries of our worldwide engineering and product development team. $1,904 of the increase is directly related to engineering and product development expenses related to the Pre-merged PhotoMedex products. The reverse merger occurred on December 13, 2011 therefore only expenses from the completion date forward are included.

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

Selling and Marketing Expenses

For the year ended December 31, 2012, selling and marketing expenses increased to $116,487 from $62,185 for the year ended December 31, 2011 for the following reasons:

•
We increased no!no! Hair Removal  direct to consumer activities in North America and the UK via infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses. There was a 73% increase in direct to consumer revenues between the periods, which was the result of an increase in the consumer advertising and selling activities (media buying, advertisement, public relations, production of commercials and relevant marketing materials).

•
There was an increase of approximately $11,345 in costs related to our Pre-merged PhotoMedex expenses for the year ended December 31, 2012. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward.

For the year ended December 31, 2011, selling and marketing expenses increased to $62,185 from $28,950 for the year ended December 31, 2010 for the following reasons:

•
The increase was mainly due to the increase in total revenues. We increased no!no! Hair Removal direct to consumer activities in North America and the United Kingdom via infomercial and online campaigns, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses.

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

General and Administrative Expenses

For the year ended December 31, 2012, general and administrative expenses decreased to $27,330 from $45,192 for the year ended December 31, 2011 for the following reasons:

•
The decrease was mainly due to a stock based compensation expense of $ 27.1 million including the cash bonus of $12.3 million for the year ended December 31, 2011, as follows, which was not granted in the year ended December 31, 2012. On June 30, 2011, the Radiancy board of directors awarded its Chief Executive Officer (i) a stock award of up to 1,017,065 shares of the Radiancy's common stock and (ii) a $12.3 million cash bonus as a "gross-up" for reimbursement of tax payments (tax obligations, withholdings and other tax-related liabilities in connection with the stock bonus and cash award).

•	Offsetting the above decreases, in part, was an increase of $1,797 in legal expense due to the completion of major litigation.
•
There was an increase of approximately $11,225 in the year ended December 31, 2012 in costs related to our Pre-merged PhotoMedex expenses. As we completed the reverse acquisition on December 13, 2011, these expenses were included only from the completion date forward and therefore there were no such activities in the results of 2011 prior to the merger date.

For the year ended December 31, 2011, general and administrative expenses increased to $45,192 from $5,646 for the year ended December 31, 2010 for the following reasons:

•
There was an increase of $32,545 in stock-based compensation for the year. This increase mainly related to the stock bonus of 2,045,318 shares of common stock to Radiancy’s Chief Executive Officer. This also included the cash bonus of approximately $12,300 for the reimbursement of grossed up tax payments (tax obligations, withholdings and other tax-related liabilities in connection with the stock bonus and cash award).

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

Interest and Other Financing Expense, Net

Net interest and other financing expense for the year ended December 31, 2012 increased to $351, as compared to $68 for the year ended December 31, 2011. The increase of $283 in financing expenses is mainly due to an increase in interest expense of $414. The interest expense related to the term note that was assumed in the reverse merger. There was no corresponding expense in the year ended December 31, 2011. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP.

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

Taxes on Income, Net

For the year ended December 31, 2012, net taxes on income amounted to $4,438 as compared to net benefit from taxes on income of $2,022 for the year ended December 31, 2011. The Company recorded a federal income tax receivable in 2012; the refund was received on February 28, 2013, due to the expected carryback of our 2011 net operating loss from Radiancy, Inc. for a refund of the 2010 federal taxes paid.

For the year ended December 31, 2011, net benefit from taxes on income amounted to $2,022 as compared to net taxes on income of $6,287 for the year ended December 31, 2010. This change was mainly due to the fact that for the year ended December 31, 2011 we recorded loss before tax of $2,716 as compared to income before tax of $17,888 for the period and for the year ended December 31, 2010.

Net Income (Loss)

The factors discussed above resulted in a net income of $22,489 during the year ended December 31, 2012, as compared to net loss of $694 during the year ended December 31, 2011.

To supplement our consolidated financial statements presented elsewhere within this report, in accordance with GAAP, management provides certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted income.

Management’s reference to these non-GAAP measures should be considered in addition to results prepared under current accounting standards, but are not a substitute for, nor superior to, GAAP measures. These non-GAAP measures are provided to enhance readers’ overall understanding of our current financial performance and to provide further information for comparative purposes.

Specifically, management believes the non-GAAP measures provide useful information to management and investors by isolating certain expenses, gains and losses that may not be indicative of our core operating results and business outlook. In addition, management believes non-GAAP measures enhance the comparability of results against prior periods. Reconciliation to the most directly comparable GAAP measure of all non-GAAP measures included in this report is as follows:

	For the Year ended December 31,
	2012	2011	Change

Net income (loss)	$22,489	$(694)	$23,183

Adjustments:
Depreciation and amortization	5,611	590	5,021
Stock-based compensation expense	6,197	34,001	(27,804)
Other merger related expenses	-	2,110	(2,110)
Completed litigation expense	5,398	3,798	1,600
Other investment financing costs	400	-	400
Severance and related costs	254	-	254
Interest expense, net	398	24	374
Income tax expense	4,438	(2,022)	6,460
Non-GAAP adjusted income	$45,185	$37,807	$7,378

The factors discussed above resulted in net loss of $694 during the year ended December 31, 2011, as compared to net income of $11,601 during the year ended December 31, 2010, a decrease of 106%.

The following table illustrates the impact of major expenses, namely depreciation, amortization, interest and stock-based compensation expense between the periods (in thousands, except earnings per share data):

	For the Year ended December 31,
	2011	2010	Change

Net income (loss)	$(694)	$11,601	$(12,295)

Adjustments:
Depreciation and amortization	590	388	202
Stock-based compensation expense	34,001	392	33,609
Other merger related expenses	2,110	-	2,110
Litigation expense	3,798	300	3,498
Interest expense, net	24	-	24
Income tax expense	(2,022)	6,287	(8,309)
Non-GAAP adjusted income	$37,807	$18,968	$18,839

Liquidity and Capital Resources

At December 31, 2012, our current ratio was 3.18 compared to 1.98 at December 31, 2011. As of December 31, 2012 we had $90,076 of working capital compared to $30,768 as of December 31, 2011. Cash and cash equivalents were $44,348 as of December 31, 2012, as compared to $16,549 as of December 31, 2011. In addition, we had $18,000 in short term bank deposits as compared to $0 as of December 31, 2011.

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

On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. To date, we have repurchased 842,961 shares at an average price of $12.76 per share for a total of $10,756.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the first quarter of 2014.

Net cash and cash equivalents provided by operating activities was $25,065 for the year ended December 31, 2012 compared to $13,459 for the year ended December 31, 2011. The increase was mostly due to the overall increase in net income.

Net cash and cash equivalents provided by operating activities was $13,459 for the year ended December 31, 2011 compared to $13,867 for the year ended December 31, 2010. The decrease was mostly due to the overall reduction in liabilities, which were mostly related to the Pre-merged PhotoMedex business.

Net cash and cash equivalents used in investing activities was $21,863 for the year ended December 31, 2012 compared to $4,653 for the year ended December 31, 2011. This was primarily due to the purchase of short term deposits of $18,000 and an increase in the placement of lasers into service for the year ended December 31, 2012 compared to costs, net of cash received, of $18,729 in connection with the reverse acquisition reduced by proceeds from short term deposits of $14,500 for the year ended December 31, 2011.

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

Net cash and cash equivalents provided by financing activities was $24,592 for the year ended December 31, 2012 compared to $160 for the year ended December 31, 2011. In the year ended December 31, 2012, we had proceeds from issuance of common stock, net of $37,514, which was partially offset by the repurchase of common stock of $10,756, repayments of $2,000 on long-term debt and $465 for certain notes payable.

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

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2012 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Capital lease obligations	$10	$10	$-	$-
Rental and Operating lease obligations	1,165	720	445	-
Notes payable	609	609	-	-
Total	$1,784	$1,339	$445	$-

Off-Balance Sheet Arrangements

At December 31, 2012, we had no off-balance sheet arrangements.

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

The functional currency for our Israeli subsidiary, Radiancy, Ltd. is the US Dollar, but certain day-to-day transactions in Israel (for example, payment of salaries to Israeli employees) are transacted in New Israeli Shekels, therefore , we face some risk from fluctuations in the foreign exchange rates when accounting for these transactions. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. We currently do some hedging against the New Israeli Shekels. Fluctuations in exchange rates may impact our financial condition and results of operations.

See our Risk Factors regarding foreign currency exchange related risks.

    Item 8.      Financial Statements and Supplementary Data
      The financial statements required by this Item 8 are included in this Report and begin on page F-1.

   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

    Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2012. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
Board of Directors and Shareholders
PhotoMedex, Inc.

We have audited the internal control over financial reporting of PhotoMedex, Inc. and Subsidiaries ("The Company") as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012 and our report dated March 18, 2013, expressed an unqualified opinion on those financial statements.

/s/FAHN KANNE & CO. GRANT THORNTON ISRAEL

Tel-Aviv, Israel
March 18, 2013

    Item 9B.           Other Information

None.

PART III

    Item 10.            Directors, Executive Officers and Corporate Governance
Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held eight meetings and executed three unanimous written consents in lieu of a meeting in 2012.

The following sets forth certain biographical information concerning our current directors and our executive officers as of March 18, 2013.

Name	Position	Age
Lewis C. Pell	Non-Executive Chairman of the Board of Directors	69
Yoav Ben-Dror	Non-Executive Vice Chairman of the Board of Directors	60
Dolev Rafaeli	Chief Executive Officer and Director	49
Dennis M. McGrath	President, Chief Financial Officer and Director	56
Nahum D. Melumad	Director	57
James W. Sight	Director	57
Stephen P. Connelly	Director	61
Katsumi Oneda	Director	75

Directors and Executive Officers

Lewis C. Pell was appointed to our Board of Directors and was unanimously elected to serve as Non-Executive Chairman of the Board on December 12, 2011. Mr. Pell was a member of Radiancy’s Board since 1998. Mr. Pell has founded over a dozen successful medical technology companies during the past three decades. In 1979, he founded Pentax Precision Instruments, which was sold to Asahi Optical Co. in 1990. In 1983, he founded American Endoscopy Inc., which was sold to C.R. Bard, Inc. (BCR-NYSE) in 1986. In 1984, he founded Versaflex Inc., which was sold to Medtronic in 1988. In 1989, he founded Heart Technology Corp., which went public in the U.S. in 1992 and was sold to Boston Scientific Corp. (BSX-NYSE) in 1995. In 1991, he founded InStent Inc., which became a public company in 1995 and was sold to Medtronic in 1996. In 1994, he founded Influence Inc., which was sold to American Medical Systems Inc. in 1999. Working with Dr. Shlomo Ben-Haim, Mr. Pell founded Biosense Inc. in 1994, which was sold to Johnson & Johnson in 1997. He is currently chairman and an investor for a number of private medical device companies. In 1992, he founded and remains the chairman of Vision-Sciences, Inc. (VSCI-NASDAQ). Mr. Pell has a B.S. in political science from Brooklyn College and over 20 years of experience in the medical technology industry.

Yoav Ben-Dror was appointed to our Board of Directors and was elected to serve as Non-Executive Vice Chairman on December 12, 2011. Dr. Ben-Dror was the chairman of Radiancy’s Board since 2006. He is an entrepreneur with more than 30 years of experience in technology, medical devices and financial innovations. He currently serves on the Board of Dagon Batey-Mamguroth Le-Israel Ltd (silo houses), Final Inc. (high-frequency financial algorithm technology), Fitango Inc. (social network), Neurotech Solutions Ltd. (human cognition and behavior with an emphasis on attention deficit/hyperactivity disorder (ADHD)), and Impact First Investments Ltd. (investment management firm that specializes in social investing). He is a director at Keren Shemesh Foundation for the Encouragement of Young Entrepreneurs (in association with YBI (Youth Business International), a foundation assisting young entrepreneurs in transforming an idea into a successful sustainable small business), a director at

Hatnuah Hezrachit Hachadasha Ltd. (social activity), a member of the Board of Trustees of the Holon Institute of Technology (H.I.T.), and a trustee at the Hecht-Zilzer Trust (charity). Dr. Ben Dror previously served on the Board of Cellcom Israel Ltd. (CEL-NYSE), Dubek Ltd. (tobacco) and Magic Box Ltd. (financial algorithm technology), and was a member of the Board of H.I.T. He was also involved with InStent Inc., Influence Medical Technologies Ltd. and Disc-O-Tech Medical Technologies Ltd. Dr. Ben Dror is a member of the Israel Bar and holds a Doctor of the Science of Jurisprudence (J.S.D.) from the School of Law (Boalt Hall), University of California, Berkeley.

Dolev Rafaeli was appointed as our Chief Executive Officer and director in December 2011. Dr. Rafaeli joined Radiancy in February 2006 as president and CEO. He has over 22 years of experience managing international operations. Prior to joining Radiancy, Dr. Rafaeli served from 2004 to 2006 as president and CEO of the USR Group, a consumer electronics products manufacturer, managing operations in Israel, China, Hong Kong and the U.S. Between 2000 and 2004, Dr. Rafaeli founded and served as general manager of Orbotech Ltd. (ORBK-NASDAQ), an automated optical inspection capital equipment manufacturer for the electronics industry in China and Hong Kong, where he was instrumental in building these operations into a $100 million a year business. Between 1997 and 2000, Dr. Rafaeli served as CEO of USR Ltd., a global electronics contract manufacturing company providing design, supply chain and manufacturing services to dozens of clients in the communications, consumer and medical device fields. USR Ltd. employed approximately 1,000 individuals. Dr. Rafaeli previously served as director of operations and manager of the Arad manufacturing facility for Motorola in its Land Mobile Product Solutions division, manufacturing and distributing communications, consumer and other infrastructure electronics products in excess of $400 million annually. Dr. Rafaeli graduated with a B.Sc. in industrial engineering and management cum laude and a M.Sc. in operations management from the Technion-Israel Institute of Technology, and holds a Ph.D. in business management from Century University.

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

Compensation, Nominations and Corporate Governance and Audit Committees

General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.photomedex.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2012 that, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, all current members of the Board of Directors are independent under the revised listing standards of  Nasdaq. Additionally, our Board of Directors believes that it is desirable to have at least one financial expert serving on the Audit Committee.

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
•
evaluating performance and recommending to the Board of Directors the compensation, including any incentive compensation, of our Chief Executive Officer and other executive officers in accordance with such objectives;

•	reviewing employment agreements for executive officers;
•	recommending to the Board of Directors the compensation for our directors;
•	administering our equity compensation plans (except the Non-Employee Director Plan) and other employee benefit plans;
•	evaluating human resources and compensation strategies, as needed; and
•	evaluating periodically the Compensation Committee charter.

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of Messrs. Ben-Dror, Connelly and Pell. Dr. Ben-Dror serves as the Chairman of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee in 2012 satisfies the independence requirements of the Securities and Exchange Commission (the “Commission”) and Nasdaq. The Compensation Committee held four formal meetings during 2012.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation Committee for 2012 is presented below.

Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors’ nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Sight and Oneda. Mr. Sight serves as the Chairman of the Nominations and Corporate Governance Committee. Our Board of Directors determined in 2012 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of the Commission and Nasdaq. The Nominations and Corporate Governance Committee held one meeting during 2012 in conjunction with a meeting of the full Board of Directors.

The duties and responsibilities of the Nominations and Corporate Governance Committee include:

•	identifying and recommending to our Board of Directors individuals qualified to become members of our Board of Directors;
•	recommending to our Board of Directors the director nominees for the next annual meeting of stockholders;
•	recommending to our Board of Directors director committee assignments;
•	reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers;
•	monitoring the independence of our directors;
•	developing and overseeing the corporate governance principles applicable to members of our Board of Directors, officers and employees;
•	reviewing and approving director compensation and administering the Non-Employee Director Plan;
•	monitoring the continuing education for our directors; and
•	evaluating annually the Nominations and Corporate Governance Committee charter.

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

Audit Committee.    Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors and an internal audit function and risk assessment and risk management. The duties of our Audit Committee include:

•	appointing, evaluating and determining the compensation of our independent auditors;
•	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;
•	reviewing disclosure controls and procedures, internal control over financial reporting, any internal audit function and corporate policies with respect to financial information;
•	reviewing other risks that may have a significant impact on our financial statements;
•	preparing the Audit Committee report for inclusion in the annual proxy statement;
•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters;
•	approving all related party transactions, as defined by applicable Nasdaq Rules, to which the Company is a party; and
•	evaluating annually the Audit Committee charter.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Messrs. Melumad, Ben-Dror and Connelly. Dr. Melumad serves as Chairman of the Audit Committee. The Audit Committee meets regularly and held eight meetings during 2012.

The Board of Directors determined in 2012 that each member of the Audit Committee satisfies the independence and other composition requirements of the Commission and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Michele Pupach, Corporate Counsel at mpupach@photomedex.com or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 147 Keystone Drive, Montgomeryville, Pennsylvania 18936. Any such communication must contain:

•	a representation that the stockholder is a holder of record of our capital stock;
•	the name and address, as they appear on our books, of the stockholder sending such communication; and
•	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

Ms. Pupach or the Corporate Secretary, as the case may be, will forward such communications to our Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case Ms. Pupach or the Corporate Secretary, as the case may be, has the authority to discard the communication or to take appropriate legal action regarding such communication.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 18, 2013, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2012. In addition, on February 28, 2013, Company filed a Form 5 on behalf of director Stephen P. Connelly disclosing the grant of xxx shares by Mr. Connelly to a charitable institution.

    Item 11.            Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes our compensation program and objectives for our Named Executive Officers for our fiscal year ending December 31, 2012, or fiscal 2012. Our Named Executive Officers for fiscal 2012 were Dr. Dolev Rafaeli, our Chief Executive Officer, and Dennis M. McGrath, our President and Chief Financial Officer.

The Compensation Committee of our Board of Directors is responsible for reviewing and approving the annual compensation of our Named Executive Officers.  The Compensation Committee is composed solely of directors who are not our current or former employees, and each is independent under the revised listing standards of Nasdaq. Our Board of Directors has delegated to the Compensation Committee the responsibility to review and approve our compensation and benefits plans, programs and policies, including the compensation of our Chief Executive Officer and our President and Chief Financial Officer as well as middle-level management and other key employees. The Compensation Committee administers all of our executive compensation programs, incentive compensation plans and equity-based plans and provides oversight for all of our other compensation and benefit programs.

The key components of the compensation program for our Named Executive Officers are base salary, bonus and long-term incentives, which for fiscal 2012 was granted to the Named Executive Officers in the form of stock options under our 2005 Equity Plan. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

Objectives of Compensation Program

The Compensation Committee governs and administers our compensation plans with the intent to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own success and ours. Included in this evaluation is an analysis whether the Company’s incentive compensation arrangements, including short-term (annual cash incentive) and long-term (equity awards) components, encourage unnecessary or excessive risks. Although incentive compensation is discretionary, the Compensation Committee typically considers overall performance of the Company when granting cash incentive awards and considers several factors, including each Named Executive Officer’s contributions to the growth of the Company for the benefit of the stockholders when granting incentive equity awards. We have no retirement plans or deferred compensation programs in effect for our Named Executive Officers, except for our 401(k) plan in which our Named Executive Officers are eligible to participate and is made generally available to all of our employees. We do not have a specific formula for allocating between cash and non-cash compensation, which has been in the form of stock options and awards of restricted stock.

In order to assess whether our compensation program is competitive and effective, the Compensation Committee relies on its own comparative review of peer companies. As an ongoing matter, the Compensation Committee does not regularly engage third-party consultants to advise on our compensation policies. Furthermore, our Compensation Committee does not delegate its responsibilities for reviewing and approving Named Executive Officer compensation.

What Our Compensation Program is Designed to Reward
The key components of the compensation program for our Named Executive Officers are base salary, bonus and long-term incentives under the 2005 Equity Plan. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

Stock price performance has not been a factor in determining annual compensation insofar as the price of our common stock is subject to a number of factors outside of our control. We have endeavored through grants of stock options to our Named Executive Officers to incentivize individual and team performance by providing a meaningful stake in us that links their compensation to our overall success.

Elements of Company’s Compensation Plan and How Each Element Relates to Objectives

There are three primary elements in the compensation package of our executive officers: base salary, bonus and long-term incentives. Compensation payable in the event of the termination of an executive’s employment with the Company is a secondary but material element in the package.

Base Salaries.    Base salaries for our Named Executive Officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent on our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews and an assessment of market competitiveness. No adjustments were made for fiscal 2012 to the base salaries paid to Dr. Rafaeli and Mr. McGrath ($450,000 and $325,000, respectively).

Bonus.    Generally, at the outset of a fiscal year, the Compensation Committee establishes a bonus program for our Named Executive Officers and other managers and key employees eligible to participate in the program. The program is based on a financial plan for the fiscal year and other business factors. The amount of bonus, if any, hinges on corporate performance and financial condition and on the performance of the participant in the program. A program will typically allow some partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Compensation Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants.

On January 26, 2012, the Board of Directors approved and adopted a 2012 annual bonus plan for employees, including Mr. McGrath. The 2012 bonus plan includes performance incentives for achievement of the corporate financial goals that are designed to motivate, retain and reward our employees based upon the achievement of corporate revenue and profitability objectives, as well as individual objectives in certain cases. The targeted incentive compensation and the revenue and profitability goals for each employee were established by the Compensation Committee at the outset of the year. At year-end and upon compilation of the financial results, the Compensation Committee met to review the Company’s financial results compared with plan goals and determine the level of performance incentive awards to be paid based upon the measurement of attainment of plan goals.

Mr. McGrath's target bonus under the 2012 bonus plan was 72% of his salary based on the Company's level of achievement of revenue and profitability goals as set out by the board of directors at the beginning of the year, as well as individual goals related to the efficient integration of the post merged companies. Actual achievement of the Company's financial goals was substantially exceeded, resulting in a bonus of $195,000, or 60% of salary. In addition, the Compensation Committee determined to pay Mr. McGrath a discretionary bonus of $39,000, or 20% of the portion earned under the Company’s financial goals provision, based on achievement of his individual objectives.

Long-Term Incentives.    Grants of stock options under our stock option plans are designed to provide our Named Executive Officers and other managers and key employees with an opportunity to share, along with stockholders, in our long-term performance. Stock option grants are generally made annually to all Named Executive Officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The size of the option grant to each Named Executive Officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon several factors, including the individual’s current position with us, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion. The Compensation Committee also takes into account the number of unvested options held by the Named Executive Officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.

We generally grant stock options with a five-year vesting schedule and 10 year term from the date of grant. The exercise price of options granted is at no less than 100% of the fair market value of the underlying stock on the date of grant. The options granted to Named Executive Officers as a rule have provisions by which vesting and exercisability are accelerated in the event of a change of control or a termination of employment initiated by us other than for cause. Such provisions are found in Dr. Rafaeli’s and Mr. McGrath’s employment agreements.

Similar criteria are applied in making awards of restricted shares of our common stock under the 2005 Equity Plan, but in the case of restricted stock, we can base the vesting schedule of the restricted stock on the price performance of our common stock.

Compensation on Termination of Employment or Change of Control.  We have employment agreements with Dr.. Rafaeli and Mr. McGrath. Each of these agreements provides for severance upon termination of employment, whether in context of a change of control or not. See “Potential Payments on Terminati of Employment or Change of Control” below.

Perquisites. We provide our Named Executive Officers with certain perquisites that we do not consider to be a significant part of their compensation. Under their employment agreements, we provide Mr. McGrath with an automobile allowance of $1,000 per month. In addition, we provide Dr. Rafaeli with, and pay all expenses for, a cellular telephone and a telephone for his residence and he is eligible to receive the equivalent of economy round trip airfare tickets for all of his family members for an annual home leave between the US and Israel.

The Company pays the premiums for supplementary life insurance policies for Mr. McGrath. Mr. McGrath also receives a limited matching contribution from the Company to his 401(k) under the Company’s 401(k) Plan which is available to all employees.

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

As a general rule, options and restricted stock awards are made in the first or second fiscal quarter of a year and after the financial results for the prior year have been audited and reported to our Board of Directors. Grants and awards are valued, and exercise prices are set, as of the date the grant or award is made. Exceptions to the general rule may arise for grants made to recognize a promotion or to address the effect of expiring options. The Compensation Committee may elect to defer a grant until after the Company has made public disclosure of its financial results, typically in a conference call on earnings. In such a case, the exercise price is set at the higher of the closing price on the approval date or the fixed grant date. In these deliberations, the Compensation Committee does not delegate any related function, unless to the Board of Directors as a whole, and the grants or awards made to the Named Executive Officers are valued under the same measurement standards as grants made to other grantees.

For fiscal 2012, our Compensation Committee granted stock options to Dr. Rafaeli and Mr. McGrath to purchase 140,000 and 90,000 shares of our common stock, respectively. The stock options have an exercise price of $20, which is a premium above the closing price on March 16, 2012 (the last trading date prior to the grant date) of $12.73. The premium exercise price is intended to incentivize our Named Executive Officers and align their interests with those of our stockholders. The stock options will vest and become exercisable in five equal installments on each of the first five anniversaries of the date of grant subject to the individuals continued employment with the Company, with accelerated vesting upon a change in control.

Accounting and Tax Considerations

We have adopted accounting standard, FASB ASC Topic 718 under which, we are required to value stock options granted and restricted stock awarded. We continue to follow this accounting standard after the reverse acquisition on December 13, 2011.

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, the Code, there is a limit placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation (other than its chief financial officer) exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Compensation resulting from options is indexed as performance-based. To the extent consistent with the objectives of our compensation program, we intend to maximize the deductibility of compensation for tax purposes. The Compensation Committee may however, decide to exceed the tax deductible limits established under Section 162(m) of the Code, when such a decision appears to be warranted based upon competitive and other factors.

Overview of Executive Employment Agreements and Option Awards

Employment Agreement with Dolev Rafaeli.    We are party to an employment agreement with Dolev Rafaeli, pursuant to which he serves as the Chief Executive Officer of PhotoMedex and the Chief Executive Officer and

President of Radiancy. The employment agreement has an initial term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy and will thereafter automatically renew for one-year periods, unless either party provides notice of nonrenewal at least 60 days prior to the end of the then-applicable term. Under the employment agreement, Dr. Rafaeli's salary is $450,000 per annum. In addition, Dr. Rafaeli isentitled to a bonus equal to 1% of the Company’s sales (calculated as 1% of recognized U.S. GAAP sales reported in our consolidated quarterly financial reports presented to our Board of Directors), which bonus, when combined with his other annual remuneration from the Company may not exceed a $1,000,000 annual threshold. Such bonus will be paid quarterly. The Company stockholders approved that Dr. Rafaeli shall be entitled to an additional quarterly cash bonus equal to 1% of the sales of the Company in excess of such target threshold amount as the Compensation Committee shall determine (the "Second-Tier Bonus"). Following the end of each quarterly performance period, the Compensation Committee shall determine the Second-Tier Bonus for that quarter by calculating 1% of the Company's U.S. GAAP sales in excess of the threshold amount. Upon the termination of Dr. Rafaeli's employment by PhotoMedex without cause or by Dr. Rafaeli for good reason, he will be entitled to severance benefits as described in the section below entitled “Potential Payments on Termination of Employment or Change of Control”.

Employment Agreement with Dennis M. McGrath.    We are party to an employment agreement with Dennis M. McGrath pursuant to which he serves as our President and Chief Executive Officer. The employment agreement has an initial term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy, and will thereafter automatically renew for one-year periods, unless either party provides notice of non-renewal at least 60 days prior to the end of the then-applicable term. Mr. McGrath’s 2012 annual base salary under his employment agreement is $325,000 and he is eligible to receive an annual bonus of up to 60% of his base salary based on the attainment of individual and corporate goals determined and set by our Board of Directors. In addition, he is entitled to participate in the long-term equity incentive programs established by the Company for its senior level executives generally commensurate with his position. The severance arrangements contained in Mr. McGrath’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2012, 2011 and 2010 concerning compensation for our Named Executive Officers. Mr. McGrath was Chief Executive Officer and President until December 13, 2011, at which time the Board of Directors appointed Dr. Rafaeli to serve as our Chief Executive Officer.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Dolev Rafaeli, Chief Executive Officer (4)	2012	450,000	2,206,982	0	1,106,000	40,549	3,803,531
	2011	450,000	1,560,265	26,226,304	0	47,718	28,284,287

Dennis M. McGrath, President and Chief Financial Officer	2012	325,000	234,000	0	711,000	18,487	1,288,487
	2011	325,000	234,000	3,855,000	772,685	22,126	5,208,811
2010	324,010	161,379	0	0	21,195	506,584

(1)	“Non-Equity Incentive Plan Compensation” in the foregoing table is the bonus earned in 2012 and 2011, even though such bonus may have been paid in a subsequent period.
(2)
The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted under our 2005 Equity Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2012 and 2011, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2012 awards, other features of those awards and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table below.

(3)
“All Other Compensation” includes car allowance ($1,000 per month), premiums for supplementary life and/or disability insurance of $4,049 and matching 401(k) plan contributions of $2,438 for Mr. McGrath. For Dr. Rafaeli it includes matching 401(k) plan contributions of $34,000 and premiums for supplementary life and/or disability insurance of $6,549.

(4)	All of Dr. Rafaeli’s compensation in 2011 was paid by Radiancy, Inc., except for $93,460 of base salary.

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

(i)
Continued payment of his annual base salary in effect at the time of such termination for the remainder of the initial term or any renewal term, payable in installments in accordance with the Company’s payroll practices based on the terms of the agreement;

(ii)
For Dr. Rafaeli – continued payment of his First Tier Bonus, for the remainder of the initial term or any renewal term.
For Mr. McGrath - a pro-rated annual bonus for the year in which such termination occurs;

(iii)	continued medical and dental coverage for himself and his eligible dependents for the remainder of the initial term or any renewal term (or, if less, 18 months) following such termination;
(iv)
continued coverage under the Company’s long-term and short-term disability plans for the remainder of the initial term or any renewal term  following such termination, or if such coverage is unavailable, a monthly payment equal to the monthly premium for such coverage;

(v)
a monthly cash payment for the remainder of the initial term or any renewal term equal to the premium cost to maintain the individual’s life insurance coverage at the level of coverage in effect at the time of such termination;

(vi)	a tax gross-up to the extent to which the amounts in subparagraphs (iv) or (v) above are taxable to the individual; and
(vii)
full acceleration of all outstanding equity awards held by the individual at the time of such termination. Each outstanding option will remain exercisable until the earlier of the 60-month, or 12-month, anniversary of his termination date for Dr. Rafaeli and Mr. McGrath, respectively, and the option’s expiration date.

If the Named Executive Officer does not timely execute and deliver a release, then in lieu of the foregoing payments and benefits he will only be entitled to any payments and benefits then available under the Company’s then current severance pay plan or arrangement for employees without delivery of a release.

In addition, pursuant to the terms of his employment agreement, upon termination Dr. Rafaeli's employment for any reason, we will pay for his household relocation costs between the US and Israel and reimburse him for all reasonable out of pocket relocation expenses. Additionally, we will pay for the equivalent of economy class airfare tickets of all family members between the US and Israel.

If any of the events set forth in the table below had occurred by December 31, 2012, then we estimate the value of the benefits that would have been triggered and thus accrued to Dr. Rafaeli and Mr. McGrath and had the triggering event occurred on December 31, 2012 and they timely delivered a release, would be as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control

Dolev Rafaeli	Salary & bonus (1)(2)	$881,250	$881,250	0	0	0	N/A
	Health continuation	26,107	26,107	0	0	0	N/A
	AD&D insurance	3,895	3,895	0	0	0	N/A
	Executive life ins.	12,825	12,825	0	0	0	N/A
	Accelerated vesting (3)	0	0	0	0	0	N/A
	Tax gross-up (4)	25,333	25,333	0	0	0	N/A
	TOTAL	$949,410	$949,410	0	0	0	N/A

Dennis McGrath	Salary & bonus (1)(2)	$636,458	$961,458	0	0	0	N/A
	Health continuation	26,107	41,739	0	0	0	N/A
	AD&D insurance	3,760	4,316	0	0	0	N/A
	Executive life ins.	7,929	22,744	0	0	0	N/A
	Accelerated vesting (3)	2,924,099	2,924,099	0	0	0	N/A
	Tax gross-up (4)	19,482	19,482	0	0	0	N/A
	TOTAL	$3,617,835	$3,617,835	0	0	0	N/A

(1)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.
(2)
Severance based on 2012 salary and pro-rata bonus levels. In addition to the salary and pro-rata bonus listed above, Dr. Rafaeli would be entitled to a bonus of 1% of sales for the remainder of the initial term or any renewal term.

(3)
If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2012 was $14.53 per share. For stock awarded between January 26, 2009 and February 4, 2010, such shares were purchased for $0.06 (par value of $0.01 per share adjusted for the 1-for-6 reverse stock split).

The gain associated with the acceleration of a share of restricted stock upon a change of control is calculated as the difference between the closing price of our common stock on the date of such event and the purchase price of such share of restricted stock.

(4)	Tax gross-ups are with respect to supplementary executive life and/or disability insurance benefits.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2012 to our Named Executive Officers . The stock awards and option grants reflected below were awarded under the 2005 Equity Plan.

GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)

Dolev Rafaeli	3/18/12	-	-	-	140,000	20.00	12.73	1,106,000

Dennis McGrath	3/18/12	-	-	-	90,000	20.00	12.73	711,000

(1)	Computed in accordance with FASB ASC Topic 718, formerly SFAS 123 (R).

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Dolev Rafaeli	0	140,000	0	20.00	3/18/2021	0	0	N/A	N/A

Dennis McGrath	8,750	0	0	6.24	6/15/19	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	66,667	968,672
	0	N/A	0	N/A	N/A	0	0	133,333	1,937,328
	10,600	0	0	20.00	12/13/21	0	0	N/A	N/A
	50,100	0	0	15.60	12/13/21	0	0	N/A	N/A
	0	90,000	0	20.00	3/18/22	0	0	N/A	N/A

(1)	The market value of unvested shares of restricted stock is based on $14.53 per share, which was the closing price of our stock on December 31, 2012.

(2)	All options grants were under the 2005 Equity Plan.

Mr. McGrath vests in the 100,000 shares of restricted stock granted on March 30, 2011 on equally on each of the first three anniversaries of the Merger Date, viz. December 13, 2012; December 13, 2013; and December 13, 2014. Mr. McGrath vests in the 200,000 shares of restricted stock granted on the Merger Date equally on each of the first three anniversaries of the Merger Date. The outstanding stock options vest ratably on each of the five anniversaries of the grant date.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Dennis M. McGrath	-	-	100,696	1,418,944

(1)	Value realized is determined by multiplying the market price of the common stock on the applicable vesting date by the number of shares that vested on that date.

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

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Directors who are not our employees are compensated under the Non-Employee Director Plan. Effective December 12, 2011, each outside director receives an annual cash retainer of $40,000, payable quarterly and the chairman of each committee receives an additional annual fee of $10,000 for audit, $5,000 for each of compensation and nominations. Dr. Ben-Dror receives a monthly payment of $30,000 for his services as the executive director for Radiancy Ltd. and Photo Therapeutics, Ltd. In addition, in 2012, the Directors, elected at the December 12, 2011 stockholders’ meeting, received a sign-on bonus of 5,000 shares of common stock. The table below sets forth our non-employee directors’ compensation through December 31, 2012.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Stock Awards ($) (1)	Total ($)

Lewis Pell	40,000	67,500	107,500

Yoav Ben-Dror	405,000	67,500	472,500

Nahum Melumad	50,000	67,500	117,500

Katsumi Oneda	40,000	67,500	107,500

James W. Sight	45,000	67,500	112,500

Stephen P. Connelly	40,000	67,500	107,500

(1)
The amounts shown for stock awards relate to shares granted under our Non-Employee Director Plan. These amounts are equal to the aggregate grant-date fair value with respect to the stock awards for financial statement purposes.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on December 13, 2013. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors. We also provided tail insurance for the directors of Radiancy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Annual Report under the heading “Overview of Equity Compensation Plans” is hereby incorporated by reference.

The following table reflects, as of March 18, 2013, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Lewis C. Pell (2)	1,775,319	8.4%
Yoav Ben-Dror (3)	1,380,921	6.6%
Dolev Rafaeli (4)	2,045,703	9.7%
Dennis M. McGrath (5)	323,392	1.5%
Nahum Melumad (6)	8,000	*
Katsumi Oneda (7)	1,525,164	7.25%
James W. Sight (8)	254,486	1.2%
Stephen P. Connelly (9)	20,443	*
Shlomo Ben-Haim (10)	1,806,263	8.6%
All directors and officers as a group (eight persons) (11)	7,333,428	34.5%

*           Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 18, 2013, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 21,043,947 shares of common stock outstanding as of March 18, 2013.

(2)
Includes 1,175,319 shares of common stock and 600,000 shares held by trusts with respect to which Mr. Pell may be deemed to have beneficial ownership. Mr. Pell's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(3)
Includes 1,380,921 shares of common stock beneficially owned, of which 1,255,843 shares are owned directly by Dr. Ben-Dror and 125,078 shares are owned by Gohan Investments Ltd. of which Dr. Ben-Dror is the 100% owner. Dr. Ben-Dror's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(4)
Includes 1,466,703 shares of common, 551,000 shares held by trusts with respect to which Dr. Rafaeli may be deemed to have beneficial ownership and vested options to purchase 28,000 shares of common stock. Does not include unvested options to purchase up to 112,000 shares of common stock, which may vest more than 60 days after March 18, 2013.

(5)
Includes 261 shares of common stock, 200,000 additional shares of common stock subject to restriction agreements with us, warrants to purchase 35,688 shares of common stock and vested options to purchase 87,450 shares of common stock. Does not include options to purchase up to 72,000 shares of common stock, which may vest more than 60 days after March 18, 2013.

(6)	Includes 8,000 shares of common. Dr. Melumad's address is 147 Keystone Drive, Montgomeryville, PA 18936.

(7)
Includes 1,205,164 shares of common stock and 320,000 shares held by trusts with respect to which Mr. Oneda may be deemed to have beneficial ownership. Mr. Oneda’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(8)	Includes 196,208 shares of common stock and warrants to purchase 58,288 shares of common stock. Mr. Sight’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

(9)
Includes 15,939 shares of common stock, 250 shares held by trusts with respect to which Mr. Connelly may be deemed to have beneficial ownership, warrants to purchase 3,422 shares of common stock and options to purchase up to 833 shares of common stock. Mr. Connelly’s address is 147 Keystone Drive, Montgomeryville, PA 18936.

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

(11)
Includes 5,448,515 unrestricted shares of common stock, including 1,471,250 held by trusts, and 200,000 restricted shares of common stock warrants to purchase 97,398 shares of common stock and vested options to purchase 116,283 shares of common stock. Does not include options to purchase up to 184,000 shares of common stock, which may vest more than 60 days after March 18, 2013.

    Item 13.           Certain Relationships and Related Transactions, Director Independence

Related Person Transactions

As of March 18, 2013, Messrs. Michael R. Matthias and Jeffrey P. Berg, shareholders in Baker & Hostetler LLP, outside counsel to us in certain litigations, held in the aggregate 1,034 shares of our common stock. Messrs. Matthias and Berg acquired such shares through the exercise of stock options that they accepted from us in exchange for legal services performed from July 1998 to May 2000.

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

       Director Independence

    As required under the NASDAQ Stock Market LLC, or NASDAQ, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors has affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, who are not independent directors by virtueof their employment with our company.

    Item 14.           Principal Accountant Fees and Services

We engaged Fahn Kanne & Co. Grant Thornton Israel (“Grant Thornton Israel”) as our independent auditors for 2011 and 2012, effective January 26, 2012. Prior to the appointment, Grant Thornton Israel had been the independent auditor for Radiancy Inc.

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton Israel for 2012 and 2011:

	2012	2011
Audit Fees (1)	$346,000	$228,000
Audit-Related Fees (2)	18,000	58,000
Tax Fees (3)	371,000	64,000
Total	$735,000	$350,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table, principally related to employee plan benefit audits and due diligence services.

(3)	Consists of all tax related services.

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

The Audit Committee’s pre-approval policy provides as follows:

•      First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage Grant Thornton Israel for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management’s internal controls assessment.

•      Second, if any new “unlisted” proposed engagement arises during the year, the engagement will require approval of the Audit Committee.

All fees to our independent accounting firms were approved by the Audit Committee.

Auditor Selection for Fiscal 2013 The Audit Committee has selected Grant Thornton Israel to serve as our independent auditors for the year ending December 31, 2013. The Committee’s selection will be submitted to our stockholders for ratification at our 2013 Annual Meeting of Stockholders.

PART IV
Item 15.            Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated balance sheets of PhotoMedex, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012.

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

.
(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed within this Form 10-K.

*
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

PHOTOMEDEX, INC.

Date: March 18, 2013	By:/s/ Dr. Dolev Rafaeli
Dr. Dolev Rafaeli
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Lewis C. Pell	Chairman of the Board of Directors	March 18, 2013
Lewis C. Pell
/s/ Dr. Yoav Ben-Dror	Vice Chairman of the Board of Directors	March 18, 2013
Dr. Yoav Ben-Dror
/s/ Dr. Dolev Rafaeli	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013
Dr. Dolev Rafaeli
/s/ Dennis M. McGrath	President, Chief Financial Officer and Director (Principal Financial Officer)	March 18, 2013
Dennis M. McGrath
/s/ Christina L. Allgeier	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2013
Christina L. Allgeier
/s/ James W. Sight	Director	March 18, 2013
James W. Sight
/s/ Dr. Nahum Melumad	Director	March 18, 2013
Nahum Melumad
/s/ Stephen P. Connelly	Director	March 18, 2013
Stephen P. Connelly
/s/ Katsumi Oneda	Director	March 18, 2013
Katsumi Oneda

PHOTOMEDEX, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
Board of Directors and Shareholders
PhotoMedex, Inc.

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ Fahn Kanne & Co. Grant Thornton Israel

Tel Aviv, Israel
March 18, 2013

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$44,348	$16,549
Short term bank deposit	18,000	-
Accounts receivable, net of allowance for doubtful accounts of $6,917 and $3,196, respectively	19,064	12,393
Inventories, net	22,467	19,208
Deferred tax asset	18,633	10,079
Prepaid expenses and other current assets	12,853	3,611
Total current assets	135,365	61,840

Property and equipment, net	6,759	5,324
Patents and licensed technologies, net	12,673	14,435
Other intangible assets, net	10,854	11,950
Goodwill, net	27,852	27,246
Deferred tax asset	18,457	22,977
Funds in respect of employee rights upon retirement and others	745	559
Total assets	$212,705	$144,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$609	$504
Current portion of debt	10	1,720
Accounts payable	10,025	8,111
Accrued compensation and related expenses	2,494	3,800
Other accrued liabilities	22,914	15,110
Deferred revenues	5,259	1,948
Total current liabilities	41,311	31,193

Long-term liabilities:
Long-term debt, net of current maturities	-	8
Deferred revenues	3,313	1,381
Other liabilities	166	504
Liability for employee rights upon retirement	588	520
Total liabilities	45,378	33,606

Commitment and contingencies (Note 10)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2012 and 2011	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 21,043,947 and 18,821,728 shares issued and outstanding at December 31, 2012 and 2011, respectively	210	188
Treasury Stock at cost, 0 and 16,056 shares of common stock at December 31, 2012 and 2011, respectively	-	(250)
Additional paid-in capital	130,954	97,972
Retained earnings	35,302	12,813
Accumulated other comprehensive income	861	2
Total stockholders' equity	167,327	110,725
Total liabilities and stockholders’ equity	$212,705	$144,331

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2012	2011	2010

Revenues	$ 220,651	$ 132,082	$ 70,071

Cost of revenues	46,642	26,296	16,465

Gross profit	174,009	105,786	53,606

Operating expenses:
Engineering and product development	2,914	1,057	839
Selling and marketing	116,487	62,185	28,950
General and administrative	27,330	45,192	5,646
	146,731	108,434	35,435
Operating profit (loss)	27,278	(2,648)	18,171

Other income (loss):
Interest and other financing income (expense), net	(351)	(68)	(283)

Income (loss) before income tax (expense) benefit	26,927	(2,716)	17,888

Income tax (expense) benefit	(4,438)	2,022	(6,287)

Net income (loss)	$22,489	($694)	$11,601

Net income (loss) per share (Note 1):
Basic	$ 1.10	($ 0.06)	$ 1.13
Diluted	$ 1.08	($ 0.06)	$0.99

Shares used in computing net income (loss) per share:
Basic	20,355,520	11,602,049	10,256,364
Diluted	20,764,354	11,602,049	11,724,569

Other comprehensive income:
Foreign currency translation adjustments	$ 859	$ 2	$ -

Comprehensive income	$23,348	($692)	$11,601

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	stock	Earnings	Income	Total
BALANCE, JANUARY 1, 2010	10,256,364	$103	$14,898	$-	$1,906	$-	$16,907
Stock-based compensation expense	-	-	392	-	-	-	392
Net income	-	-	-	-	11,601	-	11,601
BALANCE, DECEMBER 31, 2010	10,256,364	$103	15,290	-	13,507	-	28,900
Stock-based compensation related to stock options and restricted stock	-	-	7,774	-	-	-	7,774
Stock-based compensation - grant of Common stock	2,045,571	20	13,843	-	-	-	13,863
Exercise of stock options	2,783,303	28	382	-	-	-	410
Reverse merger acquisition	3,736,490	37	60,683	-	-	-	60,720
Purchase of Company stock (16,056 shares)	-	-	-	(250)	-	-	(250)
Other comprehensive income	-	-	-	-	-	2	2
Net loss	-	-	-	-	(694)	-	(694)
BALANCE, DECEMBER 31, 2011	18,821,728	188	97,972	(250)	12,813	2	110,725
Issuance of warrants to consultants for services	-	-	98	-	-	-	98
Stock-based compensation - grants of common stock	30,000	-	405	-	-	-	405
Stock-based compensation related to stock options and restricted stock	-	-	5,709	-	-	-	5,709
Stock options issued to consultants for services	-	-	83	-	-	-	83
Issuance of common stock, net	3,023,432	30	37,484	-	-	-	37,514
Repurchase and retirement of common stock	(842,961)	(9)	(10,747)	-	-	-	(10,756)
Options exercised	10,048	-	67	-	-	-	67
Warrants exercised	17,756	1	133	-	-	-	134
Retirement of treasury stock (16,056 shares)	(16,056)	-	(250)	250	-	-	-
Other comprehensive income	-	-	-	-	-	859	859
Net income	-	-	-	-	22,489	-	22,489
BALANCE, DECEMBER 31, 2012	21,043,947	$210	$130,954	$-	$35,302	$861	$167,327

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$22,489	$(694)	$11,601
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,611	590	388
Provision for doubtful accounts	4,629	2,595	1,509
Deferred income taxes	(3,132)	(5,751)	2,018
Stock-based compensation	6,197	21,637	392
Accrued interest on long-term loan	-	-	96
Changes in operating assets and liabilities:
Accounts receivable	(11,254)	(6,135)	(6.295)
Inventories	(3,195)	(993)	(6,380)
Prepaid expenses and other assets	(8,583)	(641)	(947)
Accounts payable	1,787	(3,413)	3,992
Accrued compensation and related expenses	(1,316)	976	564
Other accrued liabilities (see Note 8)	6,521	3,036	6,291
Other liabilities	68	76	41
Deferred revenues	5,243	2,176	597
Net cash provided by operating activities	25,065	13,459	13,867

Cash Flows From Investing Activities:
Purchases of property and equipment	(573)	(358)	(93)
Lasers placed into service	(3,221)	15	-
Proceeds from (investments in) short-term deposit	(18,000)	14,500	(14,500)
Amounts carried to patents	-	-	(80)
Increase in funds – employees retirement rights	(69)	(81)	(42)
Acquisition of business, net of cash acquired	-	(18,729)	-
Net cash used in investing activities	(21,863)	(4,653)	(14,715)

Cash Flows From Financing Activities:
Repurchase of common stock	(10,756)	(250)	-
Proceeds from issuance of common stock, net	37,514	-	-
Issuance of warrants	98	-	-
Proceeds from option exercises	67	410	-
Proceeds from warrant exercises	134	-	-
Repayment of stockholders’ loan	-	-	(2,020)
Payments on notes payable	(465)	-	-
Repayment of long-term debt	(2,000)	-	-
Net cash provided by (used in) financing activities	24,592	160	(2,020)
Effect of exchange rate changes on cash	5	2	-
Net increase (decrease) in cash and cash equivalents	27,799	8,968	(2,868)
Cash and cash equivalents, beginning of year	16,549	7,581	10,449

Cash and cash equivalents, end of year	$44,348	$16,549	$7,581

Supplemental information:
Cash paid for income taxes	$12,976	$6,373	$1,793
Cash paid for interest	$79	$-	$-

Fair value of assets, excluding cash, acquired in exchange for securities in a business combination (See Note 2)	$-	$66,351	$-

Fair value of liabilities assumed in exchange for securities in a business combination (See Note 2)	$-	$11,035	$-

Goodwill resulting from a business combination (See Note 2)	$-	$27,246	$-

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

The merger was accounted for as a reverse acquisition with Radiancy treated for accounting purposes as the acquirer. As such, the financial statements of Radiancy, Inc. were treated as the historical financial statements of the Company, with the results of Pre-merged PhotoMedex, Inc. being included from December 14, 2011 and thereafter. For periods prior to the closing of the reverse acquisition, therefore, our discussion below relates to the historical business and operations of Radiancy, Inc.

As a result of the acquisition, the Company implemented a revised business plan focused on three key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing; and a full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory, physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product-life-cycle evolution. The Company reorganized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers.

Based upon this strategic focus, effective December 13, 2011, management updated the segments that the Company operates following the merger to three distinct business units or segments (as described in Note 14): Consumer, Physician Recurring and Professional. The segments are distinguished by the Company’s management structure and the markets or customers served.

The Consumer segment, the Company’s largest business unit, generates revenues by bringing professional technologies into the home-use arena, through the no!no!® product line. The Physician Recurring segment primarily generates revenues from two of our product lines: (A) the XTRAC®, a noninvasive, FDA-cleared solution for psoriasis and vitiligo, and (B) NEOVA®, a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging. The Professional segment generates revenues from capital equipment, such as the XTRAC lasers, LHE® brand products and the Omnilux® and Lumière Light Therapy systems.

With a view to realigning its operations to track to operating entities, on December 27, 2012, PhotoMedex transferred in a taxable intercompany transaction its operating businesses to PhotoMedex Technology, Inc., and thereby became a parent holding company for the group.

Summary of Significant Accounting Policies:

Accounting Principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have material impact on the Company’s equity, net assets, results of operations or cash flows.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include the results from the entities defined as Pre-merged PhotoMedex from December 14, 2011 (the day following the closing date of the reverse acquisition) forward. There are, therefore, no corresponding activities in for the year ended December 31, 2010 and up to and including December 13, 2011.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of December 31, 2012, the more significant estimates include (1) revenue recognition, including provision for sales return and valuation allowances of accounts receivable; (2) valuation allowance of deferred tax assets and uncertainty in tax positions; and (3) stock based compensation.

Functional Currency
The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the US dollar ("$" or "dollars"), except the Photo Therapeutics, Ltd. which is conducted in the GBP. Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar. Thus, the functional (and reporting currency) of the Company and its subsidiaries is the dollar.

Balances denominated in, or linked to, foreign currencies are stated on the basis of the exchange rates prevailing at the balance sheet date. For foreign currency transactions included in the statement of comprehensive income, the exchange rates applicable to the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates used in the translation of such balances are carried to financing income or expenses.

Assets and liabilities of a foreign subsidiary, whose functional currency is the local currency, are translated from its respective functional currency to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation adjustments of foreign subsidiary for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

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

The fair value of cash and cash equivalents is based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable and long-term debt which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. The fair value of the amounts funded in insurance policies in respect of employee liability for employee rights upon retirement is usually identical or close to their carrying value. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Derivative financial instruments are measured at fair value, on a recurring basis. The fair value of derivatives generally reflects the estimated amounts that the Group would receive or pay to terminate the contracts at the reporting dates, based on the prevailing currency prices and the relevant interest rates. Such measurement is classified within Level 2.

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets including goodwill. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

Cash and Cash Equivalents
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2012 and 2011.

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

The Company's equipment for the treatment of skin disorders (e.g. the XTRAC for psoriasis or vitiligo) will either (i) be placed in a physician's office and remain the property of the Company (at which date such equipment is transferred to property and equipment) or (ii) be sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, is accumulated in inventory.

Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

Property, Equipment and Depreciation
Property and equipment are recorded at cost, net of accumulated depreciation. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of comprehensive income. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to the net realizable value. As of December 31, 2012, no such write-down was required (see Impairment of Long-Lived Assets below).

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2012, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets
Other intangible assets were recorded in connection with the reverse acquisition on December 13, 2011. The assets which were determined to have definite useful lives are being amortized on a straight-line basis over ten years. Such assets primarily include customer relationships and trademarks. (See Note 2, Reverse Acquisition and Note 6, Goodwill and Other Intangible Assets).

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2012 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Accounting for the Impairment of Goodwill
The Company evaluates the carrying value of goodwill annually and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group’s reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. As of December 31, 2012, no impairment of goodwill has been recorded.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2012 and 2011 is summarized as follows:

	December 31,
	2012	2011
Accrual at beginning of year	$1,661	$260
Additions due to reverse acquisition	-	955
Additions charged to warranty expense	1,497	813
Expiring warranties	(442)	(-)
Claims satisfied	(1,276)	(367)
Total	1,440	1,661
Less: current portion	(1,274)	(1,157)
Accrued warranty	$166	$504

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

Severance pay expenses amounted to approximately $179, $185 and $162 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Deferred revenue includes amounts received with respect to extended warranty maintenance, repairs and other billable services and amounts not yet recognized as revenues. Revenues with respect to such activities are deferred and recognized on a straight-line basis over the duration of the warranty period, the service period or when service is provided, as applicable to each service.

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

When the Company places a laser in a physician’s office, it generally recognizes service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Amounts collected with respect to treatments to be performed through random laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

The Company defers substantially all revenue from sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period.

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

Advertising expenses amounted to approximately $60,651, $32,303 and $12,435 for the years ended December 31, 2012, 2011 and 2010, respectively.

Derivatives
The group applies the provisions of Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. In accordance with ASC Topic 815, all the derivative financial instruments are recognized as either financial assets or financial liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative financial instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

From time to time the Company carries out transactions involving foreign exchange derivative financial instruments (mainly forward exchange contracts) which are designed to hedge the cash flows expected to be paid with respect to forecasted expenses of the Israeli subsidiary (Radiancy) denominated in Israeli local currency (NIS) which is different than its functional currency.

Such derivatives were not designated as hedging instruments, and accordingly they were recognized in the balance sheet at their fair value, with changes in the fair value carried to the Statement of Comprehensive Income and included in financing income (expenses), net.

At December 31, 2012, the balance of such derivative instruments amounted to approximately $402 in assets and approximately $289 were recognized as financing income in the Statement of Comprehensive Income during the year ended that date.

The nominal amounts of foreign currency derivatives as of December 31, 2012 consist of forward transactions for the exchange of $8,400 into NIS.

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

The Company may incur an additional tax liability in the event of an intercompany dividend distribution, although it is the Company’s policy not to cause a distribution of dividends which would generate an additional tax liability to the Company in the foreseeable future. Upon the distribution of dividends from the tax-exempt income of an "Approved Enterprise" of an Israeli subsidiary (see Note 12), the amount distributed will be subject to the tax rate that would have been applicable had the Israeli subsidiary not been exempted from payment thereof. The Israeli subsidiary intends on permanently reinvesting the amounts of tax-exempt income and it does not intend on causing a distribution of such income as cash dividends. Therefore, no deferred income taxes have been provided in respect of such tax-exempt income. Taxes, which would apply in the event of disposal of investments in subsidiaries, have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments, not to dispose of them.

The Company accounts for uncertainty tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.

In the year ended December 31, 2012, the Company determined that the liability for unrecognized tax benefits could suitably be extinguished by application of net operating loss carryforwards and carrybacks, with any residual impact arising as a liability in 2012 that has been duly provided for.

Concentration of credit risks
Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, derivative (assets), accounts receivable and short-term deposits. The carrying amounts of these instruments approximate fair value due to their short-term nature. The Company deposits cash and cash equivalents and short term deposits in major financial institutions in the US, UK and in Israel. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company is of the opinion that the credit risk in respect of these balances is immaterial. In addition, the Company performs an ongoing credit evaluation and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers.

Most of the Company’s sales are generated in North America and Asia Pacific, to a large number of customers. Management periodically evaluates the collectability of the trade receivables to determine the amounts that are doubtful of collection and determine a proper allowance for doubtful accounts. Accordingly, the Company’s trade receivables do not represent a substantial concentration of credit risk.

Contingencies
The Company and its subsidiaries are involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies (commencing January 1, 2009), the Company records accruals for contingencies to the extent that the management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred.

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

Due to the reverse merger on December 13, 2011, the earnings per share for each period before the acquisition date presented in these financial statements were computed based on Radiancy’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the reverse merger. Therefore, unless otherwise noted, all share and per-share amounts for all prior periods to the acquisition date presented have been retroactively adjusted to give effect to the exchange ratio.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	20,355,520	11,602,049	10,256,364
Dilutive effect of stock options and warrants	408,834	-	1,468,205
Diluted number of common and common stock equivalent shares outstanding	20,764,354	11,602,049	11,724,569

Diluted earnings (loss) per share for each of the years ended December 31, 2012 and 2011 exclude the impact of common stock options, warrants and unvested restricted stock totaling 1,920,442 and 1,791,788 shares, respectively, as the effect of their inclusion would be anti-dilutive.

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2012, no such impairment exists. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet.

Share-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. Under the fair value recognition provision, of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award that is ultimately expected to vest and is recognized as operating expense over the applicable vesting period of the stock award using the graded vesting method.

Treasury Stock
Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock.

Adoption of New Accounting Standards
In May 2011, the Financial FASB issued Accounting Standard Update ("ASU") No. 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the FASB’s intent with respect to the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820. This update became effective during interim and annual periods beginning after December 15, 2011.

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

Recently Issued Accounting Standards

In March 2013, the FASB issued Accounting Standards Update (ASU) 2013-5, "Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity."

ASU 2013-5 clarifies that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-5 also clarifies that if the business combination achieved in stages relates to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss shall include any foreign currency translation adjustment related to that previously held investment.

For public companies, the amendments in this Update will be effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.

The Company is currently evaluating the impact that the adoption of ASU 2013-5 would have on its consolidated financial statements, if any.

In February 2013, the Financial Accounting Standards Board ("FASB") updated issued Accounting Standard Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income. The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. The adoption of the standard will not materially impact the Company's consolidated results of operations and financial condition.

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

stockholders owning approximately 80%, of the outstanding common stock of the Company. The 80%/20% ratio reflects the fact that warrants or options were not treated as equivalent outstanding common stock. Accordingly, the financial statements of Radiancy, Inc. were treated as the historical financial statements of the Company, with the results of the entities defined as Pre-merged PhotoMedex, Inc. being included only from December 14, 2011 and thereafter.

The consideration transferred was $82,562, and included $1,842 of assumed debt, for the Pre-merged PhotoMedex assets. This amount was determined based on the amount of equity interest (shares, options and warrants) that Radiancy would have had to issue to PhotoMedex shareholders in order to provide, as agreed upon in the merger document, a 75%/25% ownership ratio on a fully converted basis. Consistent with this formula all warrants and options were treated as equivalent, share for share, with outstanding common stock. The fair value of the consideration effectively transferred by Radiancy was based on the market price of Pre-merged PhotoMedex shares which was $15.60 per-share (closing price) on December 13, 2011, the day on which the reverse acquisition became effective. This consideration transferred also included $20 million in cash, which Pre-merged PhotoMedex, used to liquidate its convertible debt, prior to the acquisition. The $82,562 of consideration transferred was adjusted down during the measurement period of the reverse acquisition from the previously reported period by $1,353 to due to a change in valuation on unvested restricted stock of Pre Merged PhotoMedex as of December 13, 2011.

The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. During the measurement period of the reverse acquisition, provisional amounts have been retroactively adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date in connection with certain tax positions of the acquired entity and as a result of such data in connection with certain tax election decisions concerning the sale of Photo Therapeutics Ltd. to Radiancy Ltd., the foreign subsidiary within the group and to the related realignment of its intellectual property prior to the reverse acquisition. As a result of the aforementioned, the net allocations to deferred tax assets were increased by $1,467 and were increased to taxes payable by $121 during the current year. The Company has completed in the fourth quarter 2012, its analysis of the usability of the net operating loss carry-forwards of Pre-merged PhotoMedex. The analysis resulted in a change to goodwill of $3,241 due to the establishment of a valuation allowance on deferred tax assets related to the net operating loss carryforwards in the UK. Based on the final purchase price allocation, the following table summarizes the fair value amounts of the assets acquired and liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$1,271
Accounts receivable	1,873
Inventories	7,136
Prepaid expenses and other current assets	639
Property and equipment	4,543
Patents and licensed technologies	13,500
Other intangible assets	12,000
Other assets	41
Deferred tax assets	25,348
Total assets acquired at fair value	66,351

Accounts payable	(6,333)
Accrued compensation and related expenses	(1,554)
Other accrued liabilities	(2,592)
Deferred revenues	(556)
Total liabilities assumed	(11,035)

Net assets acquired	$55,316

The purchase price exceeded the fair value of the net assets acquired by $27,246, which was recorded as goodwill.

The consolidated results of operations do not include any revenues or expenses related to the pre-merged PhotoMedex business on or prior to December 13, 2011, the consummation date of the reverse acquisition. The Company’s unaudited pro-forma results for the years ended December 31, 2011 and 2010 summarize the combined results of the Radiancy and PhotoMedex in the following table, assuming the reverse acquisition had occurred on January 1, 2010 and after giving effect to the reverse acquisition adjustments, including amortization of the tangible and intangible assets that were acquired in the transaction:

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

Note 3
Inventories:

	December 31,
	2012	2011
Raw materials and work-in-process	$9,012	$7,105
Finished goods	13,455	12,103
Total inventories	$22,467	$19,208

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment:

	December 31,
	2012	2011
Lasers-in-service	$7,301	$4,187
Equipment, computer hardware and software	4,015	3,576
Furniture and fixtures	617	529
Leasehold improvements	396	376
	12,329	8,668
Accumulated depreciation and amortization	(5,570)	(3,344)
Total property and equipment, net	$6,759	$5,324

Related depreciation and amortization expense was $2,367 in 2012, $356 in 2011 and $288 in 2010. At December 31, 2012 and 2011, net property and equipment included $16 and $38, respectively, of assets recorded under capitalized lease arrangements, of which $10 and $30 was included in long-term debt at December 31, 2012 and 2011, respectively See Note 9, Long-Term Debt.

Note 5

Patents and Licensed Technologies, net:

	December 31,
	2012	2011

Gross Amount beginning of period	$15,124	$15,124
Additions	181	-
Translation differences	106	-
Gross Amount end of period	15,411	15,124

Accumulated amortization	(2,738)	(689)

Net Book Value	$12,673	$14,435

Related amortization expense was $2,049, $184 and $100 for the years ended December 31, 2012, 2011 and 2010, respectively. An amount of $13,500, included in Patents represents product and core technologies recorded as part of the purchase price allocation done in connection with the reverse acquisition of the Pre-merged PhotoMedex.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

2013	$2,040
2014	2,040
2015	2,034
2016	1,997
2017	918
Thereafter	3,644
Total	$12,673

Note 6
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, as further discussed in Note 2, the Company recorded goodwill in the amount of $27,246 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. During the measurement period of the reverse acquisition, provisional amounts have been retroactively adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date and as such, goodwill was decreased for a purchase price adjustment of $1,353 due to a change in the valuation of unvested restricted stock and due to a net change in the allocation to deferred tax assets for $1,346. In addition, Goodwill was increased during the current period due to a net change in the allocation to deferred tax assets for $3,241 due to the establishment of a valuation allowance on deferred tax assets related to the net operating loss carryforwards in the UK. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc, a private company includes, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post merger and now having access to capital markets and stockholder liquidity.

Balance at January 1, 2012	$27,246
Translation differences	606
Balance at December 31, 2012	$27,852

The Company has no accumulated impairment losses as of December 31, 2012.

After the completion of the purchase price allocation, goodwill was allocated among the reportable segments as of December 31, 2012 in accordance with the provisions of ASC Topic 350-20 Intangibles-Goodwill and consisted of the following:

December 31, 2012

Consumer segment	$23,772
Physician Recurring segment	4,080
Total goodwill	$27,852

Set forth below is a detailed listing of other definite-lived intangible assets:

	December 31, 2012			December 31, 2011
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,700	$6,300	$12,000	$5,700	$6,300	$12,000
Translation differences	44	72	116	-	-	-
Gross Amount end of period	5,744	6,372	12,116	5,700	6,300	12,000

Accumulated amortization	(598)	(664)	(1,262)	(24)	(26)	(50)

Net Book Value	$5,146	$5,708	$10,854	$5,676	$6,274	$11,950

Related amortization expense was $1,212, $50 and $0 for the years ended December 31, 2012, 2011 and 2010. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Tradename includes the names and various other trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

2013	$1,200
2014	1,200
2015	1,200
2016	1,200
2017	1,200
Thereafter	4,854
Total	$10,854

Note 7
Accrued Compensation and related expenses:

	December 31,
	2012	2011
Accrued payroll and related taxes	$1,010	$1,260
Accrued vacation	262	251
Accrued commissions and bonuses	1,222	2,289
Total accrued compensation and related expense	$2,494	$3,800

Note 8
Other Accrued Liabilities:

	December 31,
	2012	2011
Accrued warranty, current	$1,274	$1,157
Accrued taxes, including liability for unrecognized tax benefit, see Note 12	5,119	5,222
Accrued sales return (1)	11,901	6,143
Other accrued liabilities	4,620	2,588
Total other accrued liabilities	$22,914	$15,110

(1)	The activity in the sales returns liability account was as follows:

	December 31,
	2012	2011

Balance at beginning of year	$6,143	$3,406
Additions that reduce net sales	43,284	26,610
Deductions from reserves	(37,526)	(23,873)
Balance at end of year	$11,901	$6,143

Note 9
Long-term Debt:

In the following table is a summary of the Company’s long-term debt, which the Company assumed in the reverse merger on December 13, 2011.

	December 31,
	2012	2011

Term note, net of unamortized debt discount of $0 and $302, respectively	$-	$1,698
Capital lease obligations	10	30
Sub-total	10	1,728
Less: current portion	(10)	(1,720)
Total long-term debt	$-	$8

Term Note
On March 19, 2010, Pre-merged PhotoMedex entered a Term Loan and Security Agreement with Clutterbuck Funds for a principal amount of $2.5 million, with interest accruing at a rate of 12% per annum. On March 28, 2011, Clutterbuck Funds agreed to extend the maturity date of the secured term loan to December 1, 2012. Starting in August 2011, Pre-merged PhotoMedex began monthly installments of principal such that the final payment at maturity will be $75. The collateral securing the first-position security interest of Clutterbuck Funds remained in place. On June 11, 2012, the Company paid off this loan and was relieved of all related obligations.

Capital Leases
The obligation under the Company’s capital lease is at a fixed interest rate and is collateralized by the related property and equipment (see Note 4, Property and Equipment).

The following table summarizes the future minimum payments that the Company expects to make for long-term debt and capital lease obligations:

2013	$10
Total minimum payments	10

Less: interest	-

Present value of total minimum obligations	$10

Note 10
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable operating lease agreements for real property and one minor operating lease for personal property. These arrangements expire at various dates through 2013. Rent expense was $908, $458 and $438 for the years ended December 31, 2012, 2011 and 2010, respectively. The future annual minimum payments under these leases are as follows:

Year Ending December 31,
2013	$720
2014	213
2015	177
Thereafter	55
Total	$1,165

Litigation
During the year ended December 31, 2012, the Company has entered into a settlement agreement with TRIA Beauty, IncThe terms of the settlement agreement were reduced to a written agreement dated June 29, 2012; such terms are confidential to the parties. The settlement was deemed to have no material effect on the Company’s consolidated financial statements.

The Company is involved in certain other legal actions and claims arising in the ordinary course of business. It believes, based on discussions with legal counsel, that these other litigation matters and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment by the company without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $2,550 as of December 31, 2012, based on 2012 salary levels. Should all covered executives and certain key employees be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2012 was approximately $2,299, based on 2012 salary levels.

Note 11
Stockholders’ Equity:

Preferred Stock
The Company has authorized preferred stock consisting of 5,000,000 shares with a $.01 par value, which shall be designated as blank check preferred. The Board of Directors may authorize the issuance from time to time of one or more classes of preferred stock with one or more series within any class thereof, with such voting powers, full or limited, or without voting powers and with such designations, preferences and relative, participating, optional or special rights and qualifications, limitations or restrictions thereon as shall be set forth in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such preferred shares. At December 31, 2012 and 2011, no shares of preferred stock were outstanding. The Company has no present intention to issue shares of preferred stock.

Common Stock
On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. To date, the Company has repurchased 842,961 shares at an average price of $12.76 per share for a total of $10,756.

On December 12, 2011, the stockholders voted to increase the number of authorized shares of common stock from 35,000,000 to 50,000,000 shares.

On December 13, 2011, in conjunction with the reverse acquisition, the Company issued 15,084,370 shares of common stock to the shareholders of Radiancy, Inc. and also, 380,000 shares of restricted stock to two executives of per-merged PhotoMedex. These restricted shares vest over a three-year period.

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

Post-Reverse Merger
Following the closing of the reverse acquisition, the previous Non-Employee Director Stock Option Plan of PhotoMedex (the acquired entity) was adopted by the group. This plan has authorized 120,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 18,951 shares were reserved for outstanding stock options. The directors, who were elected to our Board in connection with the reverse merger, each received a one-time stock award of 5,000 shares of the Company’s common stock in January 2012.

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 877,226 shares were reserved for outstanding options.

A summary of option transactions for all of the Company’s stock options during the years ended December 31, 2012, 2011 and 2010:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	1,966,965	0.73
Granted	-	-
Exercised	-	-
Expired/cancelled	(16,029)	5.23
Outstanding at December 31, 2010	1,950,936	0.69
Granted	1,476,279	0.04
Exercised	(2,782,435)	0.15
Assumed in reverse merger	180,718	19.54
Expired/cancelled	(644,780)	1.32
Outstanding at December 31, 2011	180,718	$19.54
Granted	739,000	15.87
Exercised	(10,048)	$6.67
Expired/cancelled	(11,129)	$20.25
Outstanding and Exercisable at December 31, 2012	898,541	$16.65

The outstanding and exercisable options at December 31, 2012, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $15.00	535,956	9.04	$13.51	45,956	$8.27
$15.01 - $30.00	345,400	9.12	$18.79	115,400	$16.37
$30.01 - $45.00	2,169	5.02	$39.41	2,169	$39.41
$45.01 - $60.00	3,563	3.97	$47.07	3,563	$47.07
$60.01 - up	11,453	1.50	$85.78	11,453	$85.78
Total	898,541	8.94	$16.65	178,541	$19.63

The outstanding options will expire, as follows:
Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2013	4,238	$72.33	$64.26 - $97.44
2014	2,499	$102.48	$102.48
2015	2,499	$102.90	$102.90
2016	2,634	$69.48	$48.72 - $93.66
2017 and later	886,671	$15.89	$5.70 - $47.88
	898,541	$16.65	$5.70 - $102.90

The aggregate intrinsic value for options outstanding and exercisable at December 31, 2012 was immaterial.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.2%	1.76%	N/A
Volatility	85.53%	61.52%	N/A
Expected dividend yield	0%	0%	N/A
Expected life	5 years	5 years	N/A
Estimated forfeiture rate	0%	0%	N/A

Prior to the reverse acquisition, Radiancy calculated the expected volatility based on the historic volatility of comparable public companies which operate in the same industry sector. Currently, the Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the years ended December 31, 2012 and 2011, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

With respect to grants of options, the risk-free rate of interest is based on the U.S. zero-coupon US Government bond rates appropriate for the expected term of the grant or award.

On January 26, 2012, the Company issued 30,000 shares of common stock to the six non-employee directors with an aggregate fair value of $405.

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

As part of the reverse acquisition, the Company assumed 164,000 unvested restricted stock out of 200,000 shares of restricted stock awards that Pre-merged PhotoMedex were issued on March 30, 2011 to two of its senior executives. Based on the terms of the award between Pre-merged PhotoMedex and the grantees, the vesting of 36,000 of the restricted stock awards were accelerated as of December 13, 2011, the date of the reverse merger (the number of shares that could be vested without causing excise taxes under Sec. 4999 of the Internal Revenue Code to be imposed on the executive or the loss in any material respect of a deduction under Section 162(m) of the Internal Revenue Code).

This portion was accounted for as part of the consideration transferred, which was based on the amount of equity interest (shares and warrants) that Radiancy would have had to issue to PhotoMedex equity holders in order to provide the ownership ratio determined for the reverse acquisition.

The remaining 164,000 unvested restricted stock that were assumed by the company were accounted for at fair value as of the reverse acquisition date. Accordingly, the fair value of the awards will be recorded as compensation costs in the post-merger periods - at 3 equal annual installments over a 3-year period, on each anniversary of the closing of the merger, so long as the executive continues to be employed by the Company on each such date.

On June 30, 2011, the Board of Directors of Radiancy approved for its’ Chief Executive Officer (i) a stock award of 2,045,571 shares of the Company's common stock and (ii) a cash bonus as a "gross-ups" for compensation of tax payments (tax obligations, withholdings and other tax-related liabilities in connection with the stock award and cash award). The Company recorded stock-based compensation expense of $27.1 million (including the cash bonus in an amount of $12.3 million) in respect to this grant, for the year ended December 31, 2011.

In addition, on June 30, 2011, prior to the reverse acquisition, the Board of Directors of Radiancy approved a grant to certain of its directors, executives and employees of 732,292 stock options at an exercise price of $0.01, to purchase shares of the Company's common stock (each option is exercisable to 2.011 shares of common stock). The fair value estimation of the award was $13.62 per option. The contractual term of each option is 10 years from the date of grant. The vesting periods of the options are as follows:

•	66,667 options vested upon the effective date of grant.
•	49,470 options will vest on June 30, 2012
•	616,155 options vest as: (i) 33% of the options on June 30, 2012; and (ii) as to the remaining options, 8 1/3% of the options on each of the end of the following eight consecutive quarters.

Upon consummation of the reverse merger, the Board of Directors accelerated the vesting periods so all outstanding options became fully vested and were available to exercise into shares of common stock. Options that were not exercised on that date were forfeited. Due to this accelerated vesting, 2,740,414 options were exercised into common shares.

Out of the total options exercised into shares of common stock during 2011, the Company shall have the right to repurchase 240,956 shares of common stock (the remaining balance as of December 31, 2012) at a price equal to the par value of such shares ($0.005 per share) in the event of either the resignation or the termination for cause according to the employment agreement of the employees with the Company or its subsidiary. The repurchase right will be subject to the same vesting periods as the option grants themselves. The Company accounted for the replacement of the options, with similar vesting terms, as a modification of an award and determined that the fair value of the replaced award equals the new award and therefore no incremental costs should be recorded. As a result, the stock based compensation of $504 will continue to be expensed over the original vesting period.

Total compensation expense was as $6,197, $34,001 and $392 for the years ended December 31, 2012, 2011 and 2010.

At December 31, 2012, there was $10,639 of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 3.43 years.

Common Stock Warrants
Following the closing of the reverse merger, the Company had warrants outstanding, a majority of which were issued in conjunction with the reverse merger on December 13, 2011. As a result of the reverse merger, Pre-merged PhotoMedex shareholders were issued warrants at a ratio of 0.305836 per each outstanding share held or a total of 1,026,435 warrants. The warrants have the following principal terms: (i) a warrant exercise price of $20 per share of common stock, (ii) an exercise period of three years, and (iii) the right of the Company to notify the holders of the warrants of an earlier expiration of the warrants, at any time following such time as the Company’s common stock will have had a closing trading price in excess of $30 per share for a period of 20 consecutive trading days, provided that such earlier expiration date shall not be earlier than that date which is 20 trading days following the delivery of such notification by the Company.

A summary of warrant transactions for the years ended December 31, 2012 and 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2010	-	$-
Issued	-	-
Assumed in reverse merger	1,067,240	19.98
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2011	1,067,240	19.98
Issued	25,000	20.00
Exercised	(17,756)	7.50
Expired/cancelled	(11,216)	47.04
Outstanding at December 31, 2012	1,063,268	$19.91

At December 31, 2012, all outstanding warrants were exercisable.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2013	4,589	$18.48
2014	-	-
2015	32,250	17.19
2016	1,026,429	20.00
	1,063,268	$19.91

The fair value of the warrants at the date of the consummation of the reverse acquisition was included as part of the calculation of the consideration transferred, as the consideration was determined based on the equity interests Radiancy would have had to issue to the stockholders of Pre-merged PhotoMedex to provide them the same equity interests in the combined company.

Note 12
Income Taxes:

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). ASC Topic 740 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in the Company's financial statements or tax returns. For U.S. Federal and State income tax purposes, as well as U.K tax purposes, there is, unlike the treatment under U.S. generally accepted accounting principles, no step-up in the basis of assets of Pre-merged PhotoMedex as a result of the reverse merger on December 13, 2011. The historical basis of the assets under tax accounting rules carries over from Pre-merged PhotoMedex. As of December 27, 2012, the tax basis of many of those historical assets was increased through a taxable transfer of such assets to a non-consolidated subsidiary.

The Company recorded net income tax expense in 2012 and 2010 and a net tax benefit in 2011. Income tax expense (benefit), net of valuation allowance, consisted of the following:

	Year Ended December 31,
	2012	2011	2010
United States - Federal tax:
Current	$2,752	$246	$3,232
Deferred	(1,572)	(5,495)	1,394

United States - State tax:
Current	315	-	457
Deferred	(2,074)	(243)	61

Israel:
Current	4,034	3,487	580
Deferred	(50)	(17)	563

United Kingdom:
Current	1,371	-	-
Deferred	(338)	-	-

Income tax expense (benefit)	$4,438	$(2,022)	$6,287

A reconciliation of the effective tax rate with a hypothetical overall rate of 40.5% follows. The overall rate is comprised of a Federal rate of 34% and a blended State rate of 6.5%. The hypothetical rate of 40.5% is merely an expectational or notional rate, and not necessarily the rate that applies to the group in any given instance. There is no material effect from U.K. operations in 2011 through Photo Therapeutics Limited that were part of Pre-merged PhotoMedex.

	Year Ended December 31,
	2012	2011		2010
Net income before tax:
U.S	$3,152		$(16,309)	$12,386
Israel	20,414		13,980	5,502
U.K.	3,365		-	-
Total	26,931		(2,329)	17,888
Tax rate	40.5%		40.5%	40.5%

Theoretical Federal and State expense (benefit)	$10,907	$	(943)	$7,244
Decrease in taxes resulting from differences in tax rates, net	(5,539)		(4,249)	(869)
Increase in taxes from permanent differences in stock-based compensation	737		3,109	158
Decrease in tax position from prior years	(2,325)		-	-
Other*	658		61	(246)

Income tax expense (benefit)	$4,438	$	(2,022)	$6,287

* Resulting mainly in 2011 and 2010 from the changes in the exchange rate of Israeli currency relative to the US dollar. Resulting in 2012, substantially from the use of loss carryforwards.

As of December 31, 2012, the Company had approximately $48 million of Federal net operating loss carryforwards in the United States. Approximately $19.3 million of the loss carryforward has been recognized in the deferred tax account without a valuation allowance. Such recognized carryforward has sufficient expected income and sufficient Section 382 limitation to be used in the 5-year period ending 2017. The balance of the loss carryforward has been placed under a valuation allowance.

After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $12 million of net operating loss carryforwards. The Company has put the entire carryforward under a valuation allowance, effective December 13, 2011 and thus the allowance effects an increase of basis to the goodwill of Photo Therapeutics, Limited. These losses have no expiration under British rules. Management is continuing to evaluate the position of using the UK net operating losses in the future. Until such time, the Company has applied a 100% valuation allowance.

As of December 31, 2012, the Company’s gross deferred tax asset pertaining to State net operating loss carryforwards approximated $974 and expire generally through 2017 to 2032, depending on the particular State’s rules. A portion of the State loss carryforwards have been placed under a valuation allowance, approximating $120.

In addition, the Company has approximately $1.5 million of AMT credits. The Company also has foreign tax credit carryforwards approximating $446. None of the Federal research tax credit carryforwards from Pre-merged PhotoMedex are deemed utilizable due to the constraints of Section 382.

The balance of the deferred tax asset at December 31, 2012 has a valuation allowance of $13,170, which offsets the gross valuation of Federal, UK and State NOL carryforwards.

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2012	2011

Loss carryforwards	$20,680	$28,167
AMT credits:	1,495	203
Foreign tax credits:	446	-
Temporary differences
Accrued employment expenses	718	597
Amortization and write-offs	10,557	(5,744)
Deferred R&D costs	3,670	3,786
Deferred revenues	301	211
Depreciation	5,537	3,760
Doubtful accounts	2,121	1,086
Other accruals and reserves	617	2,050
Return allowances	4,118	2,181

Gross deferred tax asset	50,260	36,297

Less: valuation allowance	(13,170)	(3,241)

Net deferred tax asset	$37,090	$33,056

Among current assets	$18,633	$10,079
Among other non-current assets	18,457	22,977

PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar tax years 2009 through 2012 and is also generally subject to various State income tax examinations for calendar years 2005 through 2012. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel.

With the exception of the Israeli subsidiary, the Company has not received final tax assessments since inception. The Israeli subsidiary has received final tax assessments for the year ended December 31, 2006. In respect of this assessment, the Israeli subsidiary recorded in 2008 an accumulated tax provision in an amount of $500,000 and made a payment of the Israeli tax authority during 2009.

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

Conditions for entitlement to the benefits. The entitlement to the above benefits is contingent upon fulfillment of the conditions stipulated by the law, the regulations published thereunder and the letters of approval for the specific investments in the approved enterprise. Failure to comply with the conditions may result in the cancellation of the benefit, in whole or in part, and the Company may have to refund the amounts received, plus linkage differentials and interest. Management of the Israeli subsidiary believes that as of December 31, 2009 the subsidiary was in compliance with the above-mentioned conditions.

On July 23, 2009, as part of the Economic Efficiency Law (Legislative Amendment for the Implementation of the Economic Plan for the years 2009 and 2010) – 2009 (the “Arrangements Law”), Article 126 of the Income Tax Ordinance (New Version) – 1961 was amended, whereby the corporate tax rate would be gradually reduced commencing in the 2011 tax year and thereafter as follows: 2011 – 24%; 2012 – 23%; 2013 – 22%; 2014 – 21%; 2015 – 20% and 2016 and thereafter - 18%. On December 6, 2011, the Law for the Change in the Tax Burden (Legislative Amendments) – 2011 was publicized. As part of the law, among others, the Income Tax Ordinance (New Version) – 1961 were amended whereby, commencing in 2012, the reduction in the corporate tax rates will be cancelled and the Israeli corporate tax rate will be 25%.

Change in U.K. rates.  In addition, effective for tax periods beginning on or after March 31, 2012, the United Kingdom tax rate was reduced from 26% to 24%. This change in rate will affect the tax provision with regard to the tax attributes of Photo Therapeutics Limited, the United Kingdom subsidiary.

Uncertainty in income taxes. The Company applies ASC Topic 740 which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The Company policy is to record penalty and interest in general and administrative expenses.

The Company and its subsidiaries file income tax returns in the United States, Israel and the United Kingdom.

Management has conducted an  analysis of the facts and law surrounding the income tax uncertainties, and has found that such liability as may have arisen was of a much lesser magnitude and is able to be extinguished by loss carryforwards and carrybacks.

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$2,700
Additions / Reductions during 2010	-
Balance December 31, 2010	2,700
Additions/ Reductions during 2011	-
Balance at December 31, 2011	2,700
Additions / Reductions during 2012	(2,325)
Balance at December 31, 2012	$375

Note 13
Significant Customer Concentration:

	For the Year Ended December 31,
	2012	2011	2010
Ya-Man	9%	20%	42%

No other customer was more than 10% of total company revenues for the years ended December 31, 2012, 2011 and 2010.

Note 14
Business Segment and Geographic Data:

Effective December 13, 2011, the Company reorganized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment  generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash and cash equivalents, prepaid expenses and deposits.

The following tables reflect results of operations from our business segments for the periods indicated below:

Year ended December 31, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL	TOTAL
Revenues	$188,425		$21,284	$10,942	$220,651
Costs of revenues	28,965		11,512	6,165	46,642
Gross profit	159,460		9,772	4,777	174,009
Gross profit %	84.6%		45.9%	43.7%	78.9%

Allocated operating expenses:
Engineering and product development	876		1,201	837	2,914
Selling and marketing expenses	102,736		10,203	3,548	116,487

Unallocated operating expenses	-		-	-	27,330
	103,612		11,404	4,385	146,731
Income (loss) from operations	55,848		(1,632)	392	27,278

Interest and other financing income (expense), net	-		-	-	(351)

Net income (loss) before taxes	$55,848	$	(1,632)	$392	$26,927

Year ended December 31, 2011
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$125,581	$829	$5,672	$132,082
Costs of revenues	23,309	456	2,531	26,296
Gross profit	102,272	373	3,141	105,786
Gross profit %	81.4%	45.0%	55.4%	80.1%

Allocated operating expenses:
Engineering and product development	837	27	193	1,057
Selling and marketing expenses	59,424	319	2,442	62,185

Unallocated operating expenses	-	-	-	45,192
	60,261	346	2,635	108,434
Income (loss) from operations	42,011	27	506	(2,648)

Interest and other financing income (expense), net	-	-	-	(68)

Net income (loss) before taxes	$42,011	$27	$506	$(2,716)

Year ended December 31, 2010
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$66,655	$-	$3,416	$70,071
Costs of revenues	15,039	-	1,426	16,465
Gross profit	51,616	-	1,990	53,606
Gross profit %	77.4%	-%	58.3%	76.5%

Allocated operating expenses:
Engineering and product development	585	-	254	839
Selling and marketing expenses	27,470	-	1,480	28,950

Unallocated operating expenses	-	-	-	5,646
	28,055	-	1,734	35,435
Income from operations	23,561	-	256	18,171

Interest and other financing income (expense), net	-	-	-	(283)

Net income before taxes	$23,561	$-	$256	$17,888

For the years ended December 31, 2012, 2011 and 2010, net revenues by geographic area were as follows:

	Year Ended December 31,
	2012	2011	2010
North America 1	$163,973	$91,821	$34,971
Asia Pacific 2	28,031	28,213	30,199
Europe (including Israel)	25,521	9,994	3,604
South America	3,126	2,054	1,297
	$220,651	$132,082	$70,071

1 United States	$135,950	$75,341	$33,138
2 Japan	$21,134	$25,924	$29,530

For the years ended December 31, 2012, 2011 and 2010, long-lived assets by geographic area were as follows:

	Year Ended December 31,
	2012	2011	2010
North America 1	$5,772	$4,496	$4
Asia Pacific 2	-	-	-
Europe (including Israel)	987	828	755
South America	-	-	-
	$6,759	$5,324	$759

Note 15
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$50,273	$58,906	$56,681	$54,791
Gross profit	39,039	46,551	45,400	43,019
Net income	4,857	4,213	7,525	5,894
Net income per share:
Basic	$0.26	$0.20	$0.35	$0.28
Diluted	$0.26	$0.20	$0.35	$0.27
Shares used in computing net income per share:
Basic	18,339,977	20,547,244	21,205,675	20,947,985
Diluted	18,876,163	21,034,814	21,752,845	21,356,819

2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$34,741	$33,847	$34,745	$28,749
Gross profit	28,519	28,157	26,603	22,507
Net income (loss)	8,085	(10,045)	4,249	(2,983)
Net income (loss) per share:
Basic	$0.79	$(0.98)	$0.34	$(0.22)
Diluted	$0.68	$(0.98)	$0.32	$(0.22)
Shares used in computing net income (loss) per share:
Basic	10,256,364	10,256,364	12,341,723	13,509,866
Diluted	11,819,587	10,256,364	13,182,818	13,509,866

2010	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$6,575	$12,746	$27,861	$22,889
Gross profit	4,224	8,839	21,133	19,410
Net income	951	1,876	5,845	2,929
Net income per share:
Basic	$0.09	$0.18	$0.57	$0.29
Diluted	$0.08	$0.16	$0.50	$0.25
Shares used in computing net income per share:
Basic	10,256,364	10,256,364	10,256,364	10,256,364
Diluted	11,664,900	11,719,104	11,760,412	11,794,422

Note 16
Valuation and Qualifying Accounts:

		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)		Balance at End of Period
For The Year Ended December 31, 2012:
Reserve for Doubtful Accounts	$3,196	$4,629	$-	$	(908)	$6,917
Reserve for Sales Returns	$6,143	$43,284	$-	$	(37,526)	$11,901
For The Year Ended December 31, 2011:
Reserve for Doubtful Accounts	$1,824	$2,595	$70		$(1,293)	$3,196
Reserve for Sales Returns	$3,406	$26,610	$-	$	(23,873)	$6,143
For The Year Ended December 31, 2010:
Reserve for Doubtful Accounts	$327	$1,509	$-	$	(12)	$1,824
Reserve for Sales Returns	$402	$3,723	$-	$	(719)	$3,406

(1)	Represents additions due to the reverse merger on December 13, 2011.
(2)	Represents write-offs of specific accounts receivable and returns.