Form 10-K/A
period 2012-12-31
PHOTOMEDEX INC
filed 2013-05-10
CIK 711665

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

EXPLANATORY NOTE

PhotoMedex, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amended Form 10-K”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K”), which was originally filed with the Securities and Exchange Commission (“SEC”) on March 18, 2013 (the “Original Filing Date”) and amended on Form 10-K/A (“Amended Form 10-K”) on May 10, 2013, to restate the Company’s consolidated financial statements as of December 31, 2012 and 2011.

As described below, the Company restated certain balance sheet items including goodwill, deferred tax assets, and other current liabilities in its balance sheets. This change is the result of management and its third-party subject matter expert for material and complex tax transactions continuing to evaluate the level of certainty in connection with the use of pre-merger net operating loss carryforwards against future taxable income in the United Kingdom (U.K).

This restatement has no impact on any item in the Consolidated Statements of Comprehensive Income, including diluted earnings per share, and no net impact on the Consolidated Statements of Cash Flows for any period, as originally reported.

Background:

The Original Form 10-K disclosed in connection with our U.K. subsidiary (Photo Therapeutics Limited) that, after conversion to U.S. dollars, the subsidiary had approximately $12 million of net operating loss carryforwards available to it. The Original Form 10-K also disclosed that “if a corporation undergoes an “ownership change” and/or a “change in trade or business” under various standards of Her Majesty’s Revenue Code (HMRC, U.K.), the amount of a company’s pre-change NOLs that may be utilized to offset future taxable income in the U.K. may be limited or not available for offset against that income.” As the Company further stated in the Original 10-K, it was “currently evaluating what effect, if any, the reverse merger and integration of Radiancy’s business may have on its U.K. NOLs.” As a result, an uncertain tax position existed surrounding the applicability of using past U.K. net operating loss carryforwards, and management adopted the required approach and prepared the Original Form 10-K under the assumption at that time that it was more likely than not that these losses could not be used against future U.K. taxable income.

Subsequent to the filing date of the Original Form 10-K, management, supported with the involvement of its third-party subject matter expert for material and complex tax transactions in the U.K., continued to evaluate the likelihood of being able to use past U.K. NOLs against future U.K. taxable income. As a result of further analysis, management was able to make a more informed judgment about its level of certainty and, therefore modified its conclusion to reflect that the past accumulated net operating losses in the U.K. could be used to offset future taxable income in the U.K.

In accordance with ASC Topic 740-10-35-2, management believes the weight of evidence supports the view that restatement of the financial statements as of December 31, 2012 and 2011 is warranted as management’s conclusion is a new interpretation of previously available information, and in accordance with ASC Topic 805-10-25-19 and ASC Topic 250, such restatement most accurately reflects the impact of this revised conclusion.

Restated Amounts:

For December 31, 2012, the restated balance sheet reflects increases in the current and long-term deferred tax assets of $0.808 million and of $1.729 million, respectively, and decreases of $0.815 million in current taxes payable and $3.352 million in goodwill.

For December 31, 2011, the restated balance sheet reflects increases in the current and long-term deferred tax assets of $0.781 and $2.460 million, respectively, and a decrease of the goodwill of $3.241 million.

Management believes these revised balances more accurately reflect at December 31, 2012 and 2011 the future benefit available to the company of past accumulated losses in its U.K. subsidiary.

This restatement has no impact on the Consolidated Statements of Comprehensive Income, including diluted earnings per share. The Consolidated Statement of Cash Flows for 2012 includes restated line items for adjustments to deferred income taxes from ($3.132) to ($2.330) million and for changes in other accrued liabilities from $6.521 to $5.719 million, but the restatement has no net impact on the Consolidated Statements of Cash Flows for any period, as originally reported.

As a result, the Company is filing this Amended Form 10-K to amend the following and reflect the above:

•
Part I, Item 1A Risk Factors: “The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.K. business tax purposes may be limited as a result of “ownership changes” of PhotoMedex” to reflect the above.

•	Part II, Item 6. “Selected Financial Data”
•	Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•	Part II, Item 9A, “Controls and Procedures”
•	Part IV, Item 15( a) (1) “Exhibits and Financial Statement Schedules”:
	•	Report of Independent Registered Public Accounting Firm
	•	Consolidated balance sheets as of December 31, 2012 and 2011
	•	Consolidated Statements of Cash Flows for the Year ended December 31, 2012
	•	Notes to the Consolidated Financial Statements, including:
		•	Note 17 “Restatement of Consolidated Financial Statements”
		•	Note 2 “Reverse Acquisition”
		•	Note 6 “Goodwill and Other Intangible Assets”
		•	Note 8 “Other Accrued Liabilities”
		•	Note 12 “Income Taxes”
	•	Exhibits:
		•	23.1 Consent of Fahn Kanne & Co. Grant Thornton Israel
		•	31.1 Rule 13a-14(a) Certificate of Chief Executive Officer
		•	31.2 Rule 13a-14(a) Certificate of Chief Financial Officer
		•	32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original Filing, as amended in its entirety. This Amended Form 10-K/A includes the updated attestations of our independent registered public accounting firm and includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Form 10-K has not modified or updated the information in the Original Form 10-K, except as necessary to reflect the effects of the restatement discussed above, which took into consideration subsequent information about conditions that existed at December 31, 2012. This Amended Form 10-K continues to speak as of the dates described herein, and the disclosures contained in the Original Form 10-K do not reflect any events that occurred subsequent to the Original Filing Date.

Information not affected by the restatement is unchanged and reflects the disclosures made as of the Original Filing Date. In particular, forward-looking statements included in this Amended Form 10-K that have not been affected by the restatement represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. Accordingly, this Amended Form 10-K should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amended Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation, (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

•	forecasts of future business performance, consumer trends and macro-economic conditions;
•	descriptions of market and/or competitive conditions;
•	descriptions of plans or objectives of management for future operations, products or services;
•	our estimates regarding the sufficiency of our cash resources, expenses, capital requirements and needs for additional financing and our ability to obtain additional financing;
•	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
•	our ability to obtain and maintain regulatory approvals of our products;
•	anticipated results of existing or future litigation; and
•	descriptions or assumptions underlying or related to any of the above items.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K/A might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A or the date of the document incorporated by reference into this Annual Report o Form 10-K/A. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

See Note 15 to the consolidated financial statements.

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

From time to time, the Company may seek additional equity or debt financing to provide for the capital expenditures required to finance working capital requirements, continue its expansion, to increase liquidity, develop new products and services or make acquisitions or other investments. In addition, if its business plans change, general economic, financial or political conditions in its markets change, or other circumstances arise that have a material effect on its cash flow, the anticipated cash needs of its business as well as its conclusions as to the adequacy of its available sources of capital could change significantly.

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

Failure to adequately manage the Company’s distribution network, or the non-compliance of this network with its obligations under agreements with us, could harm the Company’s corporate image among end users of its products and disrupt its sales, or result in fines or other legal action against the Company.

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

In January 2012, the FDA issued a Warning Letter to PhotoMedex, which further documented the findings from the FDA Inspection and the issues regarding certain marketing claims made at the time of the inspection in 2011 for one particular product family. The Warning Letter is a publicly available document. Considerable follow-up activities and consultation with outside counsel have since been employed to address the issues identified in the Warning Letter. Subsequently, the FDA conducted an inspection of one of the Company’s facilities in the fourth quarter of 2012, to follow-up to the Inspection in 2011 and the above-mentioned Warning Letter issued in January 2012. A new Form FDA-483 (list of inspectional observations) related to complete closure of certain good manufacturing practice issues identified in the previous inspection and Warning Letter was issued to the Company during the follow-up inspection. The Company has already taken considerable measures to address and close all the identified items. The Company awaits final closure from the FDA regarding the Inspectional activities from 2011 and 2012, and the Warning Letter issued in January 2012

The FDA determines whether a product is a cosmetic or a drug to a large extent based upon the claims made for the product. Because there is a degree of subjectivity in determining whether marketing materials or statements constitute product claims and whether they involve improper drug claims, our claims and our interpretation of applicable regulations may be challenged, which could harm our business.

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

Likewise, if a corporation undergoes an “ownership change” and/or a “change in trade or business” under various standards of Her Majesty’s Revenue Code (HMRC, U.K.), the amount of a company’s pre-change NOLs that may be utilized to offset future taxable income in the U.K. may be limited or not available for offset against that income. As stated in the restatement footnote in the financial statements, after evaluating the effects of the reverse merger and integration of Radiancy’s business on its U.K. NOLs; management determined that the NOLs remain usable against future income of the UK subsidiary. However, the amount of the NOL carryforwards remains subject to review and audit by the HMRC. There can therefore be no assurance that the benefit of such NOL carryforwards will be fully realized.

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

As of March 15, 2013, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 38.1% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, and the selected restated historical consolidated balance sheet data as of December 31, 2012 and December 31, 2011, are derived from our audited consolidated financial statements included in this Report. The selected historical consolidated statements of operations data for the years ended December 31, 2009 and December 31, 2008 and the selected historical consolidated balance sheet data as of December 31, 2010, December 31, 2009 and December 31, 2008 are derived from our audited consolidated financial statements not included in this Report. The historical results presented here are not necessarily indicative of future results. Results of the operations of Pre-merged PhotoMedex are not included in the Statements of Operations prior to the reverse merger on December 13, 2011. The financial position of the Company reflects the completion of the reverse acquisition only in the Balance Sheets at December 31, 2012 and 2011.

	Year Ended December 31,
	(In thousands, except per-share data)
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenues	$220,651	$132,082	$70,071	$16,037	$21,537
Costs of revenues	46,642	26,296	16,465	6,181	8,231
Gross profit	174,009	105,786	53,606	9,856	13,306
Selling, general and administrative	143,817	107,377	34,596	7,568	8,801
Engineering and product development	2,914	1,057	839	711	1,289
Income (loss) from operations before financing income (expense) and interest	27,278	(2,648)	18,171	1,577	3,216
Interest and other financing income (expenses), net	(351)	(68)	(283)	65	(526)
Income (loss) before tax expense (benefit)	26,927	(2,716)	17,888	1,642	2,690
Income tax (expense) benefit	(4,438)	2,022	(6,287)	3,643	(550)
Net income (loss)	$22,489	$ (694)	$11,601	$5,285	$2,140

Net income (loss) per share:
Basic	$1.10	$(0.06)	$1.13	$0.51	$0.20
Diluted	$1.08	$(0.06)	$0.99	$0.45	$0.18
Shares used in computing net income (loss) per share
Basic	20,356	11,602	10,256	10,332	10,467
Diluted	20,764	11,602	11,725	11,646	12,166

Balance Sheet Data (At Period End):	(Restated)	(Restated)
Cash, cash equivalents and short-term deposits	$62,348	$16,549	$22,081	$10,449	$9,443
Working capital	95,677	31,428	27,511	12,949	12,686
Total assets	211,890	144,331	46,387	24,833	20,227
Long-term debt (net of current portion)	-	8	-	-	-
Long-term liabilities	4,067	2,405	837	402	2,296
Stockholders’ equity	$167,327	$110,725	$28,900	$16,907	$13,075

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Restatement

As discussed in Note 17 of the consolidated financial statements, the 2012 and 2011 consolidated financial statements presented here have been restated to give effect that subsequent to the filing date of the Original Form 10-K, management, supported with the involvement of its third-party subject matter expert for material and complex tax transactions in the U.K., continued to evaluate the likelihood of being able to use past U.K. NOLs against future U.K. taxable income. As a result of further analysis, management was able to make a more informed judgment about its level of certainty and, therefore, modified its conclusion to reflect that the past accumulated net operating losses in the U.K. could be used to offset future taxable income in the U.K.

In accordance with ASC Topic 740-10-35-2 management believes the weight of evidence supports the view that restatement of the financial statements as of December 31, 2012 and 2011 is warranted as management’s conclusion is a new interpretation of previously available information, and in accordance with ASC Topic 805-10-25-19 and ASC Topic 250, such restatement most accurately reflects the impact of this revised conclusion.

For December 31, 2012, the restated balance sheet reflects increases in the current and long-term deferred tax assets of $808 and of $1,729, respectively, and decreases of $815 in current taxes payable and $3,352 in goodwill. For December 31, 2011, the restated balance sheet reflects increases to the current and long-term deferred tax assets of $781 and $2,460, respectively; and a decrease of the goodwill of $3,241. Management believes these revised balances more accurately reflect at December 31, 2012 and 2011 the future benefit available to the company of past accumulated losses in its U.K. subsidiary. This restatement has no impact on the Consolidated Statements of Comprehensive Income, including diluted earnings per share. The Consolidated Statement of Cash Flows for 2012 includes restated line items for adjustments to deferred income taxes from ($3,132) to ($2,330) and for changes in other accrued liabilities from $6,521 to $5,719, but the restatement has no net impact on the Consolidated Statement of Cash Flows for any period, as originally reported.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Goodwill and Intangibles Assets.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2012 and 2011, we had $48,027 and $50,390 of goodwill and other intangibles, accounting for 23% and 35% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was acquired as part of the reverse acquisition on December 13, 2011, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

We reorganized our business into three operating units which resulted in a change in reporting segments effective December 13, 2011. For the purposes of goodwill impairment testing, our reporting units are defined as Consumer, Physician Recurring and Professional Equipment. The balance of our goodwill for each of our segments as of December 31, 2012 is as follows: Consumer $20,420, Physician Recurring $4,080 and Professional Equipment $0. We completed our annual goodwill impairment analysis as of December 31, 2012. Our assessment concluded that there was not any impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the two reporting units with goodwill, Consumer has a fair value that is in excess of its carrying value by approximately 976%, while Physician Recurring has a fair value that is approximately 33% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

In connection with the reverse acquisition of Pre-merged PhotoMedex on December 31, 2011, we acquired certain intangibles recorded at fair value as of the date of acquisition. The balances of these acquired intangibles, net of amortization, were:

December 31, 2012
Customer Relationships	$5,708
Tradename	5,146
Product and Core Technologies	12,673
Goodwill	24,500
Total	$48,027

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We estimate for book purposes, the usability of the net operating losses to be based on a five-year projected income. The balance of the net operating losses is put under a valuation allowance. After evaluating the effects of the reverse merger and integration of Radiancy’s business on its net operating losses in the U.K., management determined that the NOLs remain usable against future income of the U.K. subsidiary. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we has net operating loss carry-forwards, we may be required to adjust our valuation allowance.

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

Liquidity and Capital Resources

At December 31, 2012, our current ratio was 3.36 compared to 2.01 at December 31, 2011. As of December 31, 2012 we had $95,677 of working capital compared to $31,428 as of December 31, 2011. Cash and cash equivalents were $44,348 as of December 31, 2012, as compared to $16,549 as of December 31, 2011. In addition, we had $18,000 in short term bank deposits as compared to $0 as of December 31, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, in connection with the original 10K and this restatement, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2012. Based on these evaluations, management has concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance and this conclusion is not altered by the restatement, as further discussed below.

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

A Significant Deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

In connection with the restatement of certain of the Company’s financial statements described below and in Note 17 to the Notes to Consolidated Financial Statements, the Company has reviewed the internal controls over financial reporting underlying the restatement and has concluded that a significant deficiency existed at December 31, 2012. Management did not obtain sufficient formal documentation from the qualified tax expert involved in the determination of the Company’s ability to utilize its PTL subsidiary’s net operating loss (NOL) carryforward as of December 31, 2011 considering the effects of its merger with Radiancy. Prior to the merger, management selected and consulted with a tax expert and, based on those discussions and its understanding of the issue, management made an accounting treatment determination not to provide a valuation reserve allowance for the realization of the NOL’s at December 31, 2011. On or about February 28, 2013, prior to the filing of the Company’s December 31, 2012 Form 10-K and without any prior notification or discussion the tax expert informed PTL that they had changed their opinion, that the facts considered in their 2011 judgment concerning the usability of the PTL NOL’s had not appropriately considered a change in PTL ownership as of 2011, or more importantly, a change in trade for PTL resulting from the addition of Radiancy products to PTL’s offerings in the later part of 2012, and therefore the NOLs would not be usable against the business income of PTL.

Immediately upon notification by the original tax expert of their change in opinion, management sought a second and formal legal opinion from a qualified independent expert in UK tax matters. There was insufficient time to obtain the written opinion, prior to the filing of the corporate group’s Form 10-K. Management considered the lack of formal documentation and decided to provide a full valuation allowance for the PTL NOL’s at December 31,

2012 due to uncertainty surrounding future use of the NOLs. Consequently, management disclosed in the Original Form 10-K that the Company was continuing to evaluate what effect, if any, the reverse merger and integration of Radiancy’s business may have on its U.K. NOLs. Upon later receiving the formal documentation, from the second tax expert, supporting the original accounting treatment that no valuation reserve was necessary at December 31, 2012, management decided to restate the December 31, 2012 financial statements for the new interpretation of previously available information. Management’s internal controls over financial reporting were designed and operating effectively at December 31, 2012 as management evaluated and properly concluded on the initial recognition of the NOLs. However, a significant deficiency existed for not obtaining sufficient documentation from tax experts in a timely manner, which led to a premature change in judgment.

Fahn Kanne & Co. Grant Thornton Israel, the company’s independent registered public accounting firm, which also audited the company’s consolidated financial statements included in this Form 10-K/A, has issued an attestation report on the company’s internal control over financial reporting, which is provided below.

As a result of the identification of the issue that led to the restatement and the related reassessment of internal control over financial reporting, the Company will remediate the significant deficiency discussed above by requiring third-party tax professionals to provide more formal documentation in support of and in preparation of the Company’s provision for income taxes.

Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud.

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

We have audited the internal control over financial reporting of PhotoMedex, Inc. and Subsidiaries (“the Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012 and our report dated March 18, 2013 (except for the effects of the restatement discussed in Note 17 as to which the date is May 10, 2013), expressed an unqualified opinion on those financial statements.

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

Compensation on Termination of Employment or Change of Control.  We have employment agreements with Dr. Rafaeli and Mr. McGrath. Each of these agreements provides for severance upon termination of employment, whether in context of a change of control or not. See “Potential Payments on Termination of Employment or Change of Control” below.

Perquisites. We provide our Named Executive Officers with certain perquisites that we do not consider to be a significant part of their compensation. Under their employment agreements, we provide Mr. McGrath with an automobile allowance of $1,000 per month. In addition, we provide Dr. Rafaeli with, and pay all expenses for, a cellular telephone and a telephone for his residence and he is eligible to receive the equivalent of economy round trip airfare tickets for all of his family members for an annual home leave between the US and Israel..

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

Overview of Executive Employment Agreements and Option Awards

Employment Agreement with Dolev Rafaeli.    We are party to an employment agreement with Dolev Rafaeli, pursuant to which he serves as the Chief Executive Officer of PhotoMedex and the Chief Executive Officer and President of Radiancy. The employment agreement has an initial term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy and will thereafter automatically renew for one-year periods, unless either party provides notice of nonrenewal at least 60 days prior to the end of the then-applicable term. Under the employment agreement, Dr. Rafaeli's salary is $450,000 per annum. In addition, Dr. Rafaeli is entitled to a bonus equal to 1% of the Company’s sales (calculated as 1% of recognized U.S. GAAP sales reported in our consolidated quarterly financial reports presented to our Board of Directors), which bonus, when combined with his other annual remuneration from the Company may not exceed a $1,000,000 annual threshold. Such bonus will be paid quarterly. The Company stockholders approved that Dr. Rafaeli shall be entitled to an additional quarterly cash bonus equal to 1% of the sales of the Company in excess of such target threshold amount as the Compensation Committee shall determine (the "Second-Tier Bonus"). Following the end of each quarterly performance period, the Compensation Committee shall determine the Second-Tier Bonus for that quarter by calculating 1% of the Company's U.S. GAAP sales in excess of the threshold amount. Upon the termination of Dr. Rafaeli's employment by PhotoMedex without cause or by Dr. Rafaeli for good reason, he will be entitled to severance benefits as described in the section below entitled “Potential Payments on Termination of Employment or Change of Control”.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control
Dolev Rafaeli	Salary & bonus (1)(2)	$881,250	$881,250	0	0	0	N/A
	Health continuation	26,107	26,107	0	0	0	N/A
	AD&D insurance	3,895	3,895	0	0	0	N/A
	Executive life ins.	12,825	12,825	0	0	0	N/A
	Accelerated vesting (3)	0	0	0	0	0	N/A
	Tax gross-up (4)	25,333	25,333	0	0	0	N/A
	TOTAL	$949,410	$949,410	0	0	0	N/A

Dennis McGrath	Salary & bonus (1)(2)	$ 636,458	$ 961,458	0	0	0	N/A
	Health continuation	26,107	41,739	0	0	0	N/A
	AD&D insurance	3,760	4,316	0	0	0	N/A
	Executive life ins.	7,929	22,744	0	0	0	N/A
	Accelerated vesting (3)	2,924,099	2,924,099	0	0	0	N/A
	Tax gross-up (4)	19,482	19,482	0	0	0	N/A
	TOTAL	$ 3,617,835	$ 3,617,835	0	0	0	N/A

(1)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.
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

Director Independence

As required under the NASDAQ Stock Market LLC, or NASDAQ, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors has affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, who are not independent directors by virtue of their employment with our company.

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

PHOTOMEDEX, INC.

Date: May 10, 2013	By:/s/ Dr. Dolev Rafaeli
Dr. Dolev Rafaeli
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Lewis C. Pell	Chairman of the Board of Directors	May 10, 2013
Lewis C. Pell
/s/ Dr. Yoav Ben-Dror	Vice Chairman of the Board of Directors	May 10, 2013
Dr. Yoav Ben-Dror
/s/ Dr. Dolev Rafaeli	Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2013
Dr. Dolev Rafaeli
/s/ Dennis M. McGrath	President, Chief Financial Officer and Director (Principal Financial Officer)	May 10, 2013
Dennis M. McGrath
/s/ Christina L. Allgeier	Chief Accounting Officer (Principal Accounting Officer)	May 10, 2013
Christina L. Allgeier
/s/ James W. Sight	Director	May 10, 2013
James W. Sight
/s/ Dr. Nahum Melumad	Director	May 10, 2013
Nahum Melumad
/s/ Stephen P. Connelly	Director	May 10, 2013
Stephen P. Connelly
/s/ Katsumi Oneda	Director	May 10, 2013
Katsumi Oneda

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
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

As discussed in Note 17, the consolidated financial statements as of December 31, 2012 and 2011 have been restated to correct an error in the Company’s accounting for income taxes.

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

/s/ Fahn Kanne & Co. Grant Thornton Israel

Tel-Aviv, Israel
March 18, 2013 (except for the effects of the restatement
discussed in Note 17 as to which the date is May 10, 2013)

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS	Restated	Restated
Current assets:
Cash and cash equivalents	$44,348	$16,549
Short term bank deposit	18,000	-
Accounts receivable, net of allowance for doubtful accounts of $6,917 and $3,196, respectively	19,064	12,393
Inventories, net	22,467	19,208
Deferred tax asset	19,441	10,860
Prepaid expenses and other current assets	12,853	3,611
Total current assets	136,173	62,621

Property and equipment, net	6,759	5,324
Patents and licensed technologies, net	12,673	14,435
Other intangible assets, net	10,854	11,950
Goodwill, net	24,500	24,005
Deferred tax asset	20,186	25,437
Funds in respect of employee rights upon retirement and others	745	559
Total assets	$211,890	$144,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$609	$504
Current portion of debt	10	1,720
Accounts payable	10,025	8,111
Accrued compensation and related expenses	2,494	3,800
Other accrued liabilities	22,099	15,110
Deferred revenues	5,259	1,948
Total current liabilities	40,496	31,193

Long-term liabilities:
Long-term debt, net of current maturities	-	8
Deferred revenues	3,313	1,381
Other liabilities	166	504
Liability for employee rights upon retirement	588	520
Total liabilities	44,563	33,606

Commitment and contingencies (Note 10)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2012 and 2011	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 21,043,947 and 18,821,728 shares issued and outstanding at December 31, 2012 and 2011, respectively	210	188
Treasury Stock at cost, 0 and 16,056 shares of common stock at December 31, 2012 and 2011, respectively	-	(250)
Additional paid-in capital	130,954	97,972
Retained earnings	35,302	12,813
Accumulated other comprehensive income	861	2
Total stockholders' equity	167,327	110,725
Total liabilities and stockholders’ equity	$211,890	$144,331

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2012	2011		2010

Revenues	$220,651		$132,082	$70,071

Cost of revenues	46,642		26,296	16,465

Gross profit	174,009		105,786	53,606

Operating expenses:
Engineering and product development	2,914		1,057	839
Selling and marketing	116,487		62,185	28,950
General and administrative	27,330		45,192	5,646
	146,731		108,434	35,435
Operating profit (loss)	27,278		(2,648)	18,171

Other income (loss):
Interest and other financing income (expense), net	(351)		(68)	(283)

Income (loss) before income tax (expense) benefit	26,927		(2,716)	17,888

Income tax (expense) benefit	(4,438)		2,022	(6,287)

Net income (loss)	$22,489		$(694)	$11,601

Net income (loss) per share (Note 1):
Basic	$1.10	$	(0.06)	$1.13
Diluted	$1.08	$	(0.06)	$0.99

Shares used in computing net income (loss) per share:
Basic	20,355,520		11,602,049	10,256,364
Diluted	20,764,354		11,602,049	11,724,569

Other comprehensive income:
Foreign currency translation adjustments	$859		$2	$-

Comprehensive income	$23,348		$(692)	$11,601

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	stock	Earnings	Income	Total
BALANCE, JANUARY 1, 2010	10,256,364	$103	$14,898	$-	$1,906	$-	$16,907
Stock-based compensation expense	-	-	392	-	-	-	392
Net income	-	-	-		11,601	-	11,601
BALANCE, DECEMBER 31, 2010	10,256,364	$103	15,290	-	13,507	-	28,900
Stock-based compensation related to stock options and restricted stock	-	-	7,774	-		-	7,774
Stock-based compensation - grant of Common stock	2,045,571	20	13,843	-	-	-	13,863
Exercise of stock options	2,783,303	28	382	-	-	-	410
Reverse merger acquisition	3,736,490	37	60,683	-	-	-	60,720
Purchase of Company stock (16,056 shares)	-	-	-	(250)	-	-	(250)
Other comprehensive income	-	-	-	-	-	2	2
Net loss	-	-	-	-	(694)	-	(694)
BALANCE, DECEMBER 31, 2011	18,821,728	188	97,972	(250)	12,813	2	110,725
Issuance of warrants to consultants for services	-	-	98	-	-	-	98
Stock-based compensation - grants of common stock	30,000	-	405	-	-	-	405
Stock-based compensation related to stock options and restricted stock	-	-	5,709	-	-	-	5,709
Stock options issued to consultants for services	-	-	83	-	-	-	83
Issuance of common stock, net	3,023,432	30	37,484	-	-	-	37,514
Repurchase and retirement of common stock	(842,961)	(9)	(10,747)	-	-	-	(10,756)
Options exercised	10,048	-	67	-	-	-	67
Warrants exercised	17,756	1	133	-	-	-	134
Retirement of treasury stock (16,056 shares)	(16,056)	-	(250)	250	-	-	-
Other comprehensive income	-	-	-	-	-	859	859
Net income	-	-	-	-	22,489	-	22,489
BALANCE, DECEMBER 31, 2012	21,043,947	$210	$130,954	$-	$35,302	$861	$167,327

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:	Restated
Net income (loss)	$22,489	$(694)	$11,601
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,611	590	388
Provision for doubtful accounts	4,629	2,595	1,509
Deferred income taxes	(2,330)	(5,751)	2,018
Stock-based compensation	6,197	21,637	392
Accrued interest on long-term loan	-	-	96
Changes in operating assets and liabilities:
Accounts receivable	(11,254)	(6,135)	(6.295)
Inventories	(3,195)	(993)	(6,380)
Prepaid expenses and other assets	(8,583)	(641)	(947)
Accounts payable	1,787	(3,413)	3,992
Accrued compensation and related expenses	(1,316)	976	564
Other accrued liabilities (see Note 8)	5,719	3,036	6,291
Other liabilities	68	76	41
Deferred revenues	5,243	2,176	597
Net cash provided by operating activities	25,065	13,459	13,867

Cash Flows From Investing Activities:
Purchases of property and equipment	(573)	(358)	(93)
Lasers placed into service	(3,221)	15	-
Proceeds from (investments in) short-term deposit	(18,000)	14,500	(14,500)
Amounts carried to patents	-	-	(80)
Increase in funds – employees retirement rights	(69)	(81)	(42)
Acquisition of business, net of cash acquired	-	(18,729)	-
Net cash used in investing activities	(21,863)	(4,653)	(14,715)

Cash Flows From Financing Activities:
Repurchase of common stock	(10,756)	(250)	-
Proceeds from issuance of common stock, net	37,514	-	-
Issuance of warrants	98	-	-
Proceeds from option exercises	67	410	-
Proceeds from warrant exercises	134	-	-
Repayment of stockholders’ loan	-	-	(2,020)
Payments on notes payable	(465)	-	-
Repayment of long-term debt	(2,000)	-	-
Net cash provided by (used in) financing activities	24,592	160	(2,020)
Effect of exchange rate changes on cash	5	2	-
Net increase (decrease) in cash and cash equivalents	27,799	8,968	(2,868)
Cash and cash equivalents, beginning of year	16,549	7,581	10,449

Cash and cash equivalents, end of year	$44,348	$16,549	$7,581

Supplemental information:
Cash paid for income taxes	$12,976	$6,373	$1,793
Cash paid for interest	$79	$-	$-

Fair value of assets, excluding cash, acquired in exchange for securities in a business combination (See Note 2)	$-	$66,351	$-

Fair value of liabilities assumed in exchange for securities in a business combination (See Note 2)	$-	$11,035	$-

Goodwill resulting from a business combination (See Note 2)	$-	$27,246	$-

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Core and product technology was also recorded in connection with the reverse acquisition on December 13, 2011 and is being amortized on a straight-line basis over ten years for core technology and five years for product technology. (See Note 2, Reverse Acquisition and Note 5, Patent and Licensed Technologies).

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

Other Intangible Assets
Other intangible assets were recorded in connection with the reverse acquisition on December 13, 2011. The assets which were determined to have definite useful lives are being amortized on a straight-line basis over ten years. Such assets primarily include customer relationships and trademarks. (See Note 2, Reverse Acquisition and Note 7, Goodwill and Other Intangible Assets).

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

Liability for Employee Rights Upon Retirement
Israeli labor law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The Company has recorded a severance pay liability for the amount that would be paid if all its Israeli employees were dismissed at the balance sheet date, on an undiscounted basis, in accordance with Israeli labor law. This liability is computed based upon the number of years of service multiplied by the latest monthly salary, since the employees are entitled to one month’s salary for each year of employment, or a portion thereof. The amount of accrued severance pay as above represents the Company’s severance pay liability in accordance with the labor agreement in force and based on salary components, which in the opinion of Management, create entitlement to severance pay.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

With respect to sales arrangements under which the buyer has a right to return the related product, revenue is recognized only if all the following are met: the price is fixed or determinable at the date of sale; the buyer has paid, or is obligated to pay and the obligation is not contingent on resale of the product; the buyer’s obligation would not be changed in the event of theft or physical destruction or damage of the product; the buyer has economic substance; the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns can be reasonably estimated.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Derivatives
The group applies the provisions of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. In accordance with ASC Topic 815, all the derivative financial instruments are recognized as either financial assets or financial liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative financial instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

The Company may incur an additional tax liability in the event of an intercompany dividend distribution, although it is the Company’s policy not to cause a distribution of dividends which would generate an additional tax liability to the Company in the foreseeable future. Upon the distribution of dividends from the tax-exempt income of an “Approved Enterprise” of an Israeli subsidiary (see Note 13), the amount distributed will be subject to the tax rate that would have been applicable had the Israeli subsidiary not been exempted from payment thereof. The Israeli subsidiary intends on permanently reinvesting the amounts of tax-exempt income and it does not intend on causing a distribution of such income as cash dividends. Therefore, no deferred income taxes have been provided in respect of such tax-exempt income. Taxes, which would apply in the event of disposal of investments in subsidiaries, have not been taken into account in computing the deferred taxes, as it is the Company’s policy to hold these investments, not to dispose of them.

The Company accounts for uncertainty tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Adoption of New Accounting Standards
In May 2011, the Financial FASB issued Accounting Standard Update (“ASU”) No. 2011-04, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. This ASU clarifies among other things, the FASB’s intent with respect to the application of existing fair value requirements, including those related to highest and best use concepts, and also expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy. This ASU clarifies that a reporting entity should disclose quantitative information about significant unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. Additionally, this ASU expands the disclosures for fair value measurements categorized within Level 3 where a reporting entity is required to include a description of the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. Additional disclosure is also required for any transfers between Level 1 and Level 2 of the fair value hierarchy of fair value measurements on a gross basis as well as additional disclosure of the level in the fair value hierarchy of assets and liabilities that are not recorded at fair value. For many of the requirements, the FASB does not intend for this ASU to result in a change in the application of the requirements in FASB ASC Topic 820. This update became effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2011-05, which amends FASB ASC Topic 220, Comprehensive Income. This ASU is intended to increase the prominence of items reported in other comprehensive income in the financial statements by presenting the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This update became effective during interim and annual periods beginning after December 15, 2011.

Recently Issued Accounting Standards

In March 2013, the FASB issued Accounting Standards Update (ASU) 2013-5, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) updated issued Accounting Standard Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income. The standard is effective for interim and annual periods beginning after December 15, 2012 and is required to be applied prospectively. The adoption of the standard will not materially impact the Company’s consolidated results of operations and financial condition.

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

The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. During the measurement period of the reverse acquisition, provisional amounts have been retroactively adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date in connection with certain tax positions of the acquired entity and as a result of such data in connection with certain tax election decisions concerning the sale of Photo Therapeutics Ltd. to Radiancy Ltd., the foreign subsidiary within the group and to the related realignment of its intellectual property prior to the reverse acquisition. As a result of the aforementioned, the net allocations to deferred tax assets were increased by $1,467 and were increased to taxes payable by $121 during the current year. The Company has completed its evaluation of the effect of the reverse merger and integration of Radiancy’s business on its U.K. NOLs; management determined that the NOLs remain usable against future income of the UK subsidiary.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Based on the final purchase price allocation, the following table summarizes the fair value amounts of the assets acquired and liabilities assumed at the date of the acquisition:

(Restated)
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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

2013	$2,040
2014	2,040
2015	2,034
2016	1,997
2017	918
Thereafter	3,644
Total	$12,673

Note 6
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, as further discussed in Note 3, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. During the measurement period of the reverse acquisition, provisional amounts have been retroactively adjusted to reflect new information obtained about facts and circumstances that existed as of the acquisition date and as such, goodwill was decreased for a purchase price adjustment of $1,353 due to a change in the valuation of unvested restricted stock and due to a net change in the allocation to deferred tax assets for $1,346. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc, a private company includes, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post merger and now having access to capital markets and stockholder liquidity.

(Restated)
Balance at January 1, 2012	$24,005
Translation differences	495
Balance at December 31, 2012	$24,500

The Company has no accumulated impairment losses as of December 31, 2012.

After the completion of the purchase price allocation, goodwill was allocated among the reportable segments as of December 31, 2012 in accordance with the provisions of ASC Topic 350-20 Intangibles-Goodwill and consisted of the following:

December 31, 2012
(Restated)

Consumer segment	$20,420
Physician Recurring segment	4,080
Total goodwill	$24,500

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8
Other Accrued Liabilities:

	December 31,
	2012	2011
	(Restated)
Accrued warranty, current	$1,274	$1,157
Accrued taxes, including liability for unrecognized tax benefit, see Note 12	4,304	5,222
Accrued sales return (1)	11,901	6,143
Other accrued liabilities	4,620	2,588
Total other accrued liabilities	$22,099	$15,110

(1)	The activity in the sales returns liability account was as follows:

	December 31,
	2012	2011

Balance at beginning of year	$6,143	$3,406
Additions that reduce net sales	43,284	26,610
Deductions from reserves	(37,526)	(23,873)
Balance at end of year	$11,901	$6,143

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company recorded net income tax expense in 2012 and 2010 and a net tax benefit in 2011. Income tax expense (benefit), net of valuation allowance, consisted of the following:

	Year Ended December 31,
	2012	2011	2010
United States - Federal tax:
Current	$2,752	$246	$3,232
Deferred	(1,572)	(5,495)	1,394

United States - State tax:
Current	315	-	457
Deferred	(2,074)	(243)	61

Israel:
Current	4,034	3,487	580
Deferred	(50)	(17)	563

United Kingdom: (Restated)
Current	-	-	-
Deferred	1,033	-	-

Income tax expense (benefit)	$4,438	$(2,022)	$6,287

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $9.6 million of net operating loss carryforwards. The Company has completed its evaluation of the effect of the reverse merger and integration of Radiancy’s business on those NOLs; management has determined that the NOLs remain usable against future income of the UK subsidiary. These losses have no expiration under British rules.

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

The balance of the deferred tax asset at December 31, 2012 has a valuation allowance of $10,075 (as restated), which offsets the gross valuation of Federal and State NOL carryforwards

Deferred tax assets (liabilities) are comprised of the following.

	December 31,
	2012	2011
	(Restated)	(Restated)

Loss carryforwards	$20,122	$28,167
AMT credits:	1,495	203
Foreign tax credits:	446	-
Temporary differences
Accrued employment expenses	718	597
Amortization and write-offs	10,557	(5,744)
Deferred R&D costs	3,670	3,786
Deferred revenues	301	211
Depreciation	5,537	3,760
Doubtful accounts	2,121	1,086
Other accruals and reserves	617	2,050
Return allowances	4,118	2,181

Gross deferred tax asset	49,702	36,297

Less: valuation allowance	(10,075)	-

Net deferred tax asset	$39,627	$36,297

Among current assets	$19,441	$10,860
Among other non-current assets	20,186	25,437

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Conditions for entitlement to the benefits. The entitlement to the above benefits is contingent upon fulfillment of the conditions stipulated by the law, the regulations published thereunder and the letters of approval for the specific investments in the approved enterprise. Failure to comply with the conditions may result in the cancellation of the benefit, in whole or in part, and the Company may have to refund the amounts received, plus linkage differentials and interest. Management of the Israeli subsidiary believes that as of December 31, 2012 the subsidiary was in compliance with the above-mentioned conditions.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Management has conducted an analysis of the facts and law surrounding the income tax uncertainties underlying a liability, and has found that such liability as may have arisen was of a much lesser magnitude and is able to be extinguished by loss carryforwards and carrybacks,

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

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

Note 17
Restatement of Consolidated Financial Statements:

As described below, the Company restated certain balance sheet items including goodwill, deferred tax assets, and other current liabilities. This change is the result of management and its third-party subject matter expert for material and complex tax transactions continuing to evaluate the level of certainty in connection with the use of pre-merger net operating loss carryforwards against future taxable income in the United Kingdom (U.K).

This restatement has no impact on any item in the Consolidated Statements of Comprehensive Income, including diluted earnings per share, and no net impact on the Consolidated Statements of Cash Flows for any period, as originally reported.

Background

    The Original Form 10-K disclosed in connection with our U.K. subsidiary (Photo Therapeutics Limited) that, after conversion to U.S. dollars, the subsidiary had approximately $12 million of net operating loss carryforwards available to it. The Original Form 10-K also disclosed that “if a corporation undergoes an “ownership change” and/or a “change in trade or business” under various standards of Her Majesty’s Revenue Code (HMRC, U.K.), the amount of a company’s pre-change NOLs that may be utilized to offset future taxable income in the U.K. may be limited or not available for offset against that income.” As the Company further stated in the Original 10-K, it was “currently evaluating what effect, if any, the reverse merger and integration of Radiancy’s business may have on its U.K. NOLs.” As a result, an uncertain tax position existed surrounding the applicability of using past U.K. net operating loss carryforwards, and management adopted the required approach and prepared the Original Form 10-K under the assumption at that time that it was more likely than not that these losses could not be used against future U.K. taxable income.

Subsequent to the filing date of the Original Form 10-K, management, supported with the involvement of its third-party subject matter expert for material and complex tax transactions in the U.K. continued to evaluate the likelihood of being able to use past U.K. NOLs against future U.K. taxable income. As a result of further analysis, management was able to make a more informed judgment about its level of certainty and, therefore, modified its conclusion to reflect that the past accumulated net operating losses in the U.K. could be used to offset future taxable income in the U.K.

In accordance with ASC Topic 740-10-35-2, management believes the weight of evidence supports the view that a restatement of the financial statements as of December 31, 2012 and 2011 is warranted as management’s conclusion is a new interpretation of previously available information, and in accordance with ASC Topic 805-10-25-19 and ASC Topic 250, such restatement most accurately reflects the impact of this revised conclusion.

Restated Amounts:

For December 31, 2012, the restated balance sheet reflects increases in the current and long-term deferred tax assets of $808 and of $1,729, respectively, and decreases of $815 in current taxes payable and $3,352 in goodwill.

For December 31, 2011, the restated balance sheet reflects increases to the current and long-term deferred tax assets of $781 and $2,460, respectively and a decrease of the goodwill of $3,241.

Management believes these revised balances more accurately reflect at December 31, 2012 and 2011 the benefit available to the company of past accumulated losses in its U.K. subsidiary.

This restatement has no impact on the Consolidated Statements of Comprehensive Income, including diluted earnings per share and has no net impact on the Consolidated Statement of Cash Flows for any period, as originally reported.

As a result, the Company is filing this Amended Form 10-K to amend the following and reflect the above:

Impact of the Restatement

	As of December 31, 2012
Balance Sheet Data:	As Previously Reported	Adjustment	As Restated

Deferred tax asset, current	$18,633	$808	$19,441
Deferred tax asset, long term	18,457	1,729	20,186
Goodwill	27,852	(3,352)	24,500
Other current liabilities	22,914	(815)	22,099

	For the Year Ended December 31, 2012
Cash Flow Data:	As Previously Reported	Adjustment	As Restated

Operating activities - Deferred income taxes	(3,132)	802	(2,330)
Operating activities – Other accrued liabilities	6,521	(802)	5,719

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

	As of December 31, 2011
Balance Sheet Data:	As Previously Reported	Adjustment	As Restated

Deferred tax asset, current	$10,079	$781	$10,860
Deferred tax asset, long term	22,977	2,460	25,437
Goodwill	27,246	(3,241)	24,005